Form 10-Q
period 2001-06-30
TELLIUM INC
filed 2001-08-14
CIK 1101680

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       or

          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.


                       Commission File Number:  _________


                                 TELLIUM, INC.
             (Exact name of registrant as specified in its charter)

                                2 Crescent Place
                       Oceanport, New Jersey  07757-0901
                                  732-923-4100
            (Address of principal executive offices and Registrant's
                     telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [_]

  As of June 30, 2001, there were 109,953,251 shares outstanding of the Registrant's common stock, par value $.001.




================================================================================

                                                  TELLIUM, INC.

                                                      INDEX

                                         PART I.  FINANCIAL INFORMATION
                                                                                                     Page No.
                                                                                                   ------------
Item 1.           Condensed Consolidated Financial Statements:

                    Condensed Consolidated Balance Sheets......................................          1

                    Condensed Consolidated Statements of Income................................          2

                    Condensed Consolidated Statement of Changes in Stockholders' Equity........          3

                    Condensed Consolidated Statements of Cash Flows............................          4

                    Notes to Condensed Consolidated Financial Statements.......................          5

Item 2              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..................................................          8

Item 3              Quantitative and Qualitative Disclosures About Market Risk.................          13



                                            PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings..........................................................            26

Item 2.           Changes in Securities and Use of Proceeds..................................            26

Item 3.           Defaults Upon Senior Securities............................................            26

Item 4.           Submission of Matters to a Vote of Security Holders........................            26

Item 5.           Other Information..........................................................            26

Item 6.           Exhibits and Reports on Form 8-K...........................................            26

                  Signatures.................................................................            27

                                 TELLIUM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                          December 31,           June 30,
                                                                             2000                  2001
                                                                       ------------------  --------------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents..........................................         $188,175,444          $230,736,373
 Accounts receivable................................................            4,555,843                 4,500
 Inventories........................................................           35,375,111            68,589,819
 Prepaid expenses and other current assets..........................           18,637,605             9,332,925
                                                                     ------------------------------------------


  Total current assets..............................................          246,744,003           308,663,617
PROPERTY AND EQUIPMENT--Net.........................................           24,945,298            67,102,433
INTANGIBLE ASSETS--Net..............................................           76,400,000            68,300,000
GOODWILL--Net.......................................................           73,898,628            66,167,547
OTHER ASSETS........................................................            1,304,519             1,294,121
                                                                     ------------------------------------------
TOTAL ASSETS........................................................         $423,292,448          $511,527,718
                                                                     ==========================================


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Trade accounts payable.............................................         $ 39,223,675          $ 20,303,661
 Accrued expenses and other current liabilities.....................            8,699,149            27,553,500
 Current portion of notes payable...................................              632,346               664,385
 Current portion of capital lease obligations.......................            1,507,460                53,606
 Bank line of credit................................................            4,000,000             8,000,000
                                                                     ------------------------------------------


  Total current liabilities.........................................           54,062,630            56,575,152
LONG-TERM PORTION OF NOTES PAYABLE..................................              590,725               796,375
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS......................            2,109,814                16,311
OTHER LONG-TERM LIABILITIES.........................................               54,181               128,714
                                                                     ------------------------------------------


  Total liabilities.................................................           56,817,350            57,516,552
                                                                     ------------------------------------------

COMMITMENTS AND CONTINGENCIES
SERIES A PREFERRED STOCK, $0.001 par value ($24,215,002
liquidation preference), 10,322,917 and 0 shares authorized as of
 December 31, 2000 and June 30, 2001, 10,089,584 and 0 issued and
 outstanding as of December 31, 2000 and June 30, 2001...............          18,471,513                       -
SERIES B PREFERRED STOCK, $0.001 par value ($559,999 liquidation preference), 233,333 and 0 shares authorized as of December 31,
 2000 and June 30, 2001, 233,333 and 0 issued and outstanding as of
 December 2000 and June 30, 2001.....................................             557,800                       -
SERIES C PREFERRED STOCK, $0.001 par value ($23,464,855
liquidation preference), 2,593,974 and 0 shares authorized
as of December 31, 2000 and June 30, 2001, 2,564,465 and 0 issued
and outstanding as of December 31, 2000 and June 30, 2001............          23,355,184                       -
SERIES D PREFERRED STOCK, $0.001 par value ($54,999,973 liquidation preference), 6,010,926 and 0 shares authorized as of December 31,
 2000 and June 30, 2001, 6,010,926 and 0 issued and outstanding as
 of December 31, 2000 and June 30, 2001..............................          54,664,342                       -
SERIES E PREFERRED STOCK, $0.001 par value ($218,232,390
liquidation preference), 7,500,000 and 0 shares authorized as of
 December 31, 2000 and June 30, 2001, 7,274,413 and 0 issued and
 outstanding as of December 31, 2000 and June 30, 2001...............         212,495,174                       -
PREFERRED STOCK, $0.001 par value, 0 and 25,000,000 shares
 authorized as of December 31, 2000 and June 30, 2001, 0 issued and
 outstanding as of December 31, 2000 and June 30, 2001...............                   -                       -
STOCKHOLDERS' EQUITY:
 Common stock, $0.001 par value, 900,000,000 shares authorized,
29,400,050 and issued and outstanding as of
December 31, 2000; 111,340,751 issued and 109,953,251 outstanding as
 of June 30, 2001....................................................              29,400                 111,341
 Additional paid-in capital..........................................         573,327,781           1,043,100,635
 Notes receivable....................................................         (38,669,929)            (35,679,329)
 Accumulated deficit.................................................        (156,148,970)           (257,459,647)
 Deferred employee compensation......................................        (198,602,048)           (178,314,952)
 Deferred warrant cost...............................................        (123,005,149)           (114,782,719)
 Common stock in treasury, at cost, 0 and 1,387,500 shares as of
  December 31, 2000 and June 30, 2001................................                   -              (2,964,163)
                                                                     --------------------------------------------
  Total stockholders' equity.........................................          56,931,085             454,011,166
                                                                     --------------------------------------------

TOTAL LIABILITIES, PREFERRED STOCK, AND STOCKHOLDERS' EQUITY.........       $ 423,292,448          $  511,527,718
                                                                     ============================================

See notes to condensed consolidated financial statements.

                                 TELLIUM, INC.



                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                  Three Months Ended              Six Months Ended
                                                                       June 30,                       June 30,
                                                                     2000            2001           2000            2001
                                                          --------------------------------------------------------------

REVENUE.................................................     $  4,158,960    $ 30,414,155   $  7,585,160   $  46,049,556
Non-cash charges related to equity issuances............          289,614       6,889,687        592,630      11,679,340
                                                          --------------------------------------------------------------

REVENUE, net of non-cash charges related to equity
 issuances..............................................        3,869,346      23,524,468      6,992,530      34,370,216
COST OF REVENUE.........................................        3,154,150      20,236,692      5,411,345      30,963,806
                                                          --------------------------------------------------------------
GROSS PROFIT............................................          715,196       3,287,776      1,581,185       3,406,410
                                                          --------------------------------------------------------------

OPERATING EXPENSES:
Research and development, excluding stock based
 compensation...........................................        8,256,817      15,232,412     12,338,903      31,879,775
Sales and marketing, excluding stock based
 compensation...........................................        3,127,254       8,465,425      4,144,480      16,137,214
General and administrative, excluding stock based
 compensation...........................................        3,580,932       6,443,804      5,502,452      12,258,880
Amortization of intangible assets and goodwill..........               --       7,916,790             --      15,833,580
Stock-based compensation expense........................        2,020,165      18,981,815      6,691,598      33,538,968
                                                          --------------------------------------------------------------
Total operating expenses................................       16,985,168      57,040,246     28,677,433     109,648,417
                                                          --------------------------------------------------------------
OPERATING LOSS..........................................      (16,269,972)    (53,752,470)   (27,096,248)   (106,242,007)
                                                          --------------------------------------------------------------
OTHER INCOME (EXPENSE):
Other income............................................               --         118,183             --          98,496
Interest income.........................................        1,006,005       2,394,077      1,806,173       5,202,900
Interest expense........................................         (101,939)       (257,707)      (179,374)       (370,066)
                                                          --------------------------------------------------------------
Total other income......................................          904,066       2,254,553      1,626,799       4,931,330
                                                          --------------------------------------------------------------
NET LOSS................................................     $(15,365,906)   $(51,497,917)  $(25,469,449)  $(101,310,677)
                                                          ==============================================================
BASIC AND DILUTED LOSS PER SHARE........................           $(2.16)         $(0.87)        $(5.12)         $(2.68)
                                                          ==============================================================
BASIC AND DILUTED WEIGHTED AVERAGE
 SHARES OUTSTANDING.....................................        7,111,313      59,215,496      4,976,988      37,765,392
                                                          ==============================================================

STOCK-BASED COMPENSATION EXPENSE
Cost of revenue.........................................     $    115,901    $  1,588,065   $    399,152   $   2,953,093
Research and development................................        1,023,502      10,578,954      1,563,281      20,067,455
Sales and marketing.....................................          589,499       5,541,456        678,551       8,069,082
General and administrative..............................          407,164       2,861,405      4,449,766       5,402,431
                                                          --------------------------------------------------------------
                                                             $  2,136,066    $ 20,569,880   $  7,090,750   $  36,492,061
                                                          ==============================================================

See notes to condensed consolidated financial statements.

                                 TELLIUM, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                                            Additional
                                                                                              Paid-in        Accumulated
                                              Common Stock           Treasury Stock           Capital          Deficit
                                       -------------------------------------------------------------------------------------
                                           Shares      Amount     Shares       Amount
                                       ------------------------------------------------
JANUARY 1, 2001......................     29,400,050   $ 29,400         --           --   $  573,327,781    $(156,148,970)
Issuance of common stock.............     10,350,000     10,350         --           --      139,821,525               --
Conversion of Series A, B, C, D, E
 preferred stock into common stock...     71,208,879     71,209         --           --      309,472,190               --
Exercise of stock options............        381,822        382         --           --          799,767               --
Forfeiture of unvested stock
 options.............................             --         --         --           --      (14,795,538)              --
Warrant and option cost related to
 third parties.......................             --         --         --           --        4,643,597               --
Deferred compensation................             --         --         --           --       26,374,403               --
Amortization of deferred
 compensation........................             --         --         --           --               --               --
Deferred warrant cost................             --         --         --           --        3,456,910               --
Repurchase of restricted stock.......             --         --  1,387,500   (2,964,163)              --               --
Net loss.............................             --         --         --           --               --     (101,310,677)
                                       -------------------------------------------------------------------------------------

June 30, 2001........................    111,346,751   $111,341  1,387,500  $(2,964,163)  $1,043,100,635    $(257,459,647)
                                       =====================================================================================
                                                           Deferred                          Total
                                          Deferred          Warrant          Notes       Stockholders'
                                        Compensation         Cost          Receivable        Equity
                                       ---------------------------------------------------------------


JANUARY 1, 2001......................   $(198,602,048)   $(123,005,149)   $(38,669,929)  $  56,931,085
Issuance of common stock.............              --               --              --     139,831,875
Conversion of Series A, B, C, D, E
 preferred stock into common stock...              --               --              --     309,543,399
Exercise of stock options............              --               --              --         800,149
Forfeiture of unvested stock
 options.............................      14,628,134               --              --        (167,404)
Warrant and option cost related to
 third parties.......................              --       11,679,340              --      16,322,937
Deferred compensation................     (26,374,403)              --              --              --
Amortization of deferred
 compensation........................      32,033,365               --              --      32,033,365
Deferred warrant cost                              --       (3,456,910)             --              --
Repurchase of restricted stock.......              --               --       2,990,600          26,437
Net loss.............................              --               --              --    (101,310,677)
                                       ---------------------------------------------------------------

June 30, 2001........................   $(178,314,952)   $(114,782,719)   $(35,679,329)  $ 454,011,166
                                       ===============================================================

See notes to condensed consolidated financial statements.

                                 TELLIUM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        Six Months Ended
                                                                             June,
                                                           ---------------------------------------
                                                                     2000                 2001
                                                           ---------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss................................................        $(25,469,449)       $(101,310,677)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization..........................             813,357           21,486,379
  Amortization of deferred compensation expense..........           6,830,281           31,865,961
  Amortization of deferred warrant cost..................                  --           11,679,340
  Warrant and option cost related to third parties.......             859,323            4,616,495
  Changes in assets and liabilities:
   Decrease in due from stockholder......................              10,000               26,437
   (Increase) decrease in accounts receivable............          (4,957,820)           4,551,343
   Increase in inventories...............................          (4,302,023)         (33,214,708)
   (Increase) decrease in prepaid expenses and other
    current assets.......................................          (2,609,053)           5,517,603
   (Increase) decrease in other assets...................             (55,213)              10,398
   Decrease (increase) in accounts payable...............           3,746,728          (18,920,014)
   Increase in accrued expenses and other
    current liabilities..................................           1,219,978           23,440,963
   Decrease (increase) in other long-term liabilities....              (2,273)              74,533
                                                           ---------------------------------------
    Net cash used in operating activities................         (23,916,164)         (50,175,947)
                                                           ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment......................          (2,420,738)         (47,245,331)
                                                           ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on debt..............................            (284,920)            (302,311)
 Principal payments on capital lease obligations.........            (180,876)          (3,547,357)
 Proceeds from line of credit borrowings.................           2,000,000            4,000,000
 Issuance of Series A Preferred Stock....................           4,146,118                   --
 Issuance of Series C Preferred Stock, net...............             175,002                   --
 Issuance of Series D Preferred Stock, net...............           5,000,000                   --
 Issuance of common stock................................             470,675          139,831,875
                                                           ---------------------------------------

    Net cash provided by financing activities............          11,325,999          139,982,207
                                                           ---------------------------------------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS......        (15,010,903)          42,560,929
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............         45,239,281          188,175,444
                                                           ---------------------------------------


CASH AND CASH EQUIVALENTS, END OF PERIOD..................       $ 30,228,378        $ 230,736,373
                                                           =======================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--
 Cash paid for interest...................................       $    105,940        $     370,066
                                                           =======================================

See notes to condensed consolidated financial statements.

                                 TELLIUM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Tellium, Inc. (the "Company" or "Tellium") designs, develops and markets high-speed, high-capacity, intelligent optical switching solutions that enable network service providers to quickly and cost-effectively deliver new high-speed services.

The accompanying, unaudited condensed consolidated financial statements included herein for Tellium, Inc., have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the condensed consolidated financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial position of the Company at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results to be expected for the entire year. These statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2000, included in the Company's registration statement on Form S-1 filed with the SEC on May 17, 2001.


2.  RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets, arising from these business combinations, will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, will cease upon adoption of this statement. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company is required to implement SFAS No. 142 on January 1, 2002. If SFAS No. 142 had been in effect for the six month period ended June 30, 2001 amortization expense related to goodwill and net loss would have been reduced by approximately $7.7 million; however, impairment reviews may result in future periodic write downs.


3.    NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Weighted average common shares outstanding for purposes of computing basic net loss per share excludes the unvested portion of founders stock and restricted stock. Outstanding shares of founders and restricted stock excluded from the basic weighted average shares calculation because they were not yet vested were 115,800, 8,250,710, 115,800 and 8,250,710 for three months ended June 30,
2000 and 2001 and the six months ended June 30,

2000 and 2001, respectively. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period, if dilutive. Potentially dilutive common shares are composed of the incremental common shares issuable upon the conversion of preferred stock and the exercise of stock options and warrants, using the treasury stock method. As the effect of potentially dilutive common shares is anti-dilutive, basic and diluted net loss per share are the same. For the three months ended June 30, 2000 and 2001 and the six months ended June 30, 2000 and 2001 potentially dilutive shares of 70,056,646, 8,870,860, 70,056,646 and 6,677,539 respectively, were excluded from the diluted weighted average shares outstanding calculation.



4. INVENTORIES

Inventories consist of the following:

                                                                     December 31,                 June 30,
                                                                     ------------                 --------
                                                                         2000                       2001
                                                                         ----                       ----
Raw materials                                                        $14,652,573                $35,507,583
Work-in-process                                                       10,508,549                 14,904,737
Finished goods                                                        10,213,989                 18,177,499
                                                                     -----------                -----------
                                                                     $35,375,111                $68,589,819
                                                                     ===========                ===========


5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                     December 31,                 June 30,
                                                                     ------------                 --------
                                                                         2000                       2001
                                                                         ----                       ----
Equipment                                                            $15,283,124                $39,412,064
Furniture and fixtures                                                 2,496,080                  4,561,592
Acquired software                                                      4,912,567                  6,088,299
Leasehold improvements                                                 4,132,450                 13,597,913
Construction in progress                                               2,629,796                 13,606,581
                                                                     -----------                -----------
                                                                      29,454,017                 77,266,449
Less accumulated depreciation and amortization                         4,508,719                 10,164,016
                                                                     -----------                -----------
Property, plant and equipment - Net                                  $24,945,298                $67,102,433
                                                                     ===========                ===========



6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                                     December 31,                 June 30,
                                                                     ------------                 --------
                                                                         2000                       2001
                                                                         ----                       ----
Accrued compensation and related expenses                             $2,068,786                $ 8,225,523
Accrued taxes                                                          3,500,000                    567,948
Deferred revenue                                                         970,852                 12,004,361
Warranty reserve                                                         700,604                  3,008,651
Other                                                                  1,458,907                  3,747,017
                                                                      ----------                -----------
                                                                      $8,699,149                $27,553,500
                                                                      ==========                ===========

7. STOCKHOLDERS' EQUITY

On May 17, 2001, Tellium completed an initial public offering ("IPO") of 10,350,000 shares of common stock at a price of $15.00 per share less underwriters' discounts and commissions. Net proceeds from the public offering were approximately $139.8 million, after deducting underwriting discounts, commissions and offering expenses.

Outstanding shares of Series A, Series B, Series C, Series D, and Series E Preferred stock automatically converted, without any action by the holder, into 71,208,879 shares of common stock upon effectiveness of our IPO.

On April 25, 2001, the Company's board of directors approved a 1 for 2 reverse common stock split for shareholders of record as of that date. The split became effective on April 25, 2001. All share and per share information in these consolidated financial statements have been restated to give effect to the reverse stock split for all periods presented.

On April 10, 2001, in conjunction with the amendment of a customer supply agreement to increase the customer's minimum purchase commitment, the Company granted a warrant to purchase 375,000 shares of the Company's common stock at an exercise price of $14.00 per share. The warrant vested upon its grant and is exercisable at the earlier of the customer meeting its purchase milestone or six years from the date of the grant. The fair value of the warrant, approximately $3.5 million, will be recorded as an offset to revenue as purchases are made. The Company had previously issued warrants to the customer for 2,000,000 shares of common stock. Pursuant to the terms of that agreement, the exercise price of the warrants has been adjusted to $14.00 per share.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risk Factors" and elsewhere in this Form 10-Q and in our Form S-1 registration statement filed with the SEC (File No. 333-65676). You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

Overview

   We design, develop and market high-speed, high-capacity, intelligent optical switches that enable network service providers to quickly and cost-effectively deliver new high-speed services. Our product line consists of several hardware products and related software tools. These products include Aurora Optical Switch, Aurora 128, Aurora 32, StarNet Wavelength Management System, StarNet Design Tools and StarNet Operating System. We currently market and sell all of these products. Our future revenue growth depends on the commercial success of our optical switches. Although we are developing and plan to introduce new products and enhancements, we may not be successful in these efforts.


  We have minimum commitment or exclusivity contracts with the following three customers: Cable & Wireless, Dynegy Connect, an affiliate of Dynegy Global Communications, and Qwest. Under the terms of our contract with Cable & Wireless, it has a minimum purchase commitment of $350 million for the worldwide deployment of our products, including the Aurora Optical Switch, the StarNet Wavelength Management System and the StarNet Operating System. We expect to commence commercial shipment to Cable & Wireless during the second half of 2001. We expect Dynegy Connect will purchase approximately $250 million of products under our contract, although it has no obligation to do so. However, under the terms of this contract, Dynegy Connect is required to purchase its full requirements for optical switches from us until November 1, 2003. Our Aurora 32 optical switch, StarNet Wavelength Management System, StarNet Design Tools and StarNet Operating System have been in service in the Dynegy Connect network since April 2000. Dynegy Connect conducted laboratory testing on the Aurora Optical Switch during the first quarter of 2001. We commenced commercial shipment to Dynegy Connect of the Aurora Optical Switch during the first quarter of 2001 and of the Aurora 128 in the second quarter of 2001. We have a five-year contract with Qwest, a multinational provider of voice, data and network services. Under the terms of this contract, Qwest has a minimum purchase commitment of $300 million over the first three years of the contract and, subject to extensions under a limited circumstance, an additional $100 million over the following two years of the contract for the deployment of our products, including the Aurora Optical Switch, the StarNet Wavelength Management System, the Aurora Full-Spectrum and the StarNet Operating System. Qwest began conducting laboratory testing of the Aurora Optical Switch in the fourth quarter of 2000, and we commenced commercial shipment under this contract during the first quarter of 2001. We expect that our revenues will be generated by sales to a limited number of customers for the foreseeable future.

  Since our inception, we have incurred significant losses and as of June 30, 2001, we had an accumulated deficit of approximately $257.5 million. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur net losses for the foreseeable future. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales related costs and other expenses before we realize the related revenue. We also expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

   On May 17, 2001, we completed our initial public offering of 10,350,000 shares of common stock at a price of $15.00 per share less underwriters' discounts and commissions. Net proceeds from the public offering were approximately $139.8 million, after deducting underwriter discounts, commissions and offering expenses. Pending our use of the net proceeds, we have invested them in interest bearing, investment grade securities.


Results of Operations


Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

  Revenue

  For the three months ended June 30, 2001, we recognized gross revenue before non-cash charges related to equity issuances of approximately $30.4 million. This represents an increase of approximately $26.3 million compared to the same period in 2000. The increase is due to sales of our Aurora Optical Switch and Aurora-128 to Dynegy Connect and Quest in the quarter ended June 30, 2001, whereas sales for the same period in 2000 comprised mainly our Aurora 32. Non-cash charges related to equity issuances to customers totaled approximately $6.9 million for the three months ended June 30, 2001, compared to approximately $0.3 million for the three months ended June 30, 2000. We expect revenue to increase over time as our customers continue to order products under their contracts. In 2001, we expect our revenue to be higher than in 2000 and that substantially all of our revenue will come from three customers.


  Cost of Revenue

  For the three months ended June 30, 2001, we incurred cost of revenue of approximately $20.2 million, which represents an increase of approximately $17.0 million over the same period in 2000. The increase was directly related to the corresponding increase in revenue and includes increased material costs of approximately $12.3 million, increased personnel costs of approximately $1.6 million and increased overhead costs of approximately $1.8 million. Cost of revenue for the three months ended June 30, 2001 includes amortization of stock-based compensation of approximately $1.6 million. We expect our cost of revenue to increase as our revenue increases. We expect our revenue growth to exceed our cost of revenue growth in 2001, although actual results could vary significantly depending on changing conditions in our business.


  Research and Development Expense

  For the three months ended June 30, 2001, we incurred research and development expense of approximately $15.2 million, which includes approximately $10.4 million of personnel costs and approximately $3.0 million of prototype development expense. Our research and development expense for the three months ended June 30, 2001 increased by approximately $7.0 million over the same period in 2000. The increase is attributed primarily to an increase in personnel costs of approximately $6.4 million. As of June 30, 2001, the number of employees dedicated to research and development was 307, as compared to 124 at June 30, 2000. We presently intend to use approximately $60.0 million to $70.0 million of the net proceeds from our recent initial public offering to expand our research and development efforts. This amount will vary significantly depending on changing conditions in our business. We expect that our research and development expense in 2001 will be greater than our research and development expense in 2000.


  Sales and Marketing Expense

  For the three months ended June 30, 2001, we incurred sales and marketing expense of approximately $8.5 million, which includes approximately $4.6 million of personnel costs and approximately $2.5 million of costs related to marketing programs. Our sales and marketing expense increased by approximately $5.3 million over the same period in 2000. The increase resulted primarily from approximately $3.1 million of costs associated with the hiring of additional sales and marketing personnel, as well as increases in marketing program costs of approximately $1.4 million. As of June 30, 2001, the number of sales and marketing personnel was 81 people, as compared to 53 people at June 30, 2000. We anticipate that our sales and marketing expenses will increase during the remainder of the year 2001 as additional personnel are hired in support of international market development, to allow us to pursue new market opportunities.


  General and Administrative Expense

  For the three months ended June 30, 2001, we incurred general and administrative expense of approximately $6.4 million, which includes approximately $1.8 million of expenses for personnel and approximately $1.2 million of depreciation. Our general and administrative expense for the three months ended June 30, 2001 increased by approximately $3.1 million over the same period in 2000. This was primarily the result of increased staffing levels, depreciation and facility expenses. We expect that our general and administrative expense in 2001 will be greater than our general and administrative expense in 2000.


  Amortization of Intangible Assets and Goodwill

  For the three months ended June 30, 2001, we incurred amortization expense of approximately $7.9 million, of which approximately $5.6 million related to the goodwill and intangible assets related to our acquisition of Astarte and approximately $2.3 million related to the acquisition of an intellectual property license from AT&T. We did not incur any amortization expense during the same period in 2000. We expect to continue to incur similar charges over the amortization periods of the related intangible assets. Effective January 1, 2002, we will not record any additional amortization expense related to goodwill in accordance with SFAS 142 "Goodwill and Other Intangible Assets"; however, impairment reviews may result in future periodic write downs. We expect amortization expense to be approximately $31.7 million during 2001.


  Stock-Based Compensation Expense

  For the three months ended June 30, 2001, we recorded approximately $20.6 million of stock-based compensation expense. This represents an increase of approximately $18.4 million over the same period in 2000. The increase resulted primarily from the issuance of additional options with an exercise price less than the deemed fair market value of our stock at the time of the grant. We expect that our stock-based compensation expense in 2001 will be greater than our stock-based compensation expense in 2000.


  Interest Income, Net

  For the three months ended June 30, 2001, we recorded interest income, net of interest expense, of approximately $2.1 million, as compared to interest income, net of interest expense, of approximately $0.9 million for the same period in 2000. Net interest income consists of interest earned on our cash and cash equivalent balances offset by interest expense related to outstanding borrowings. The increase in our interest income for this period is primarily attributable to the interest income on the cash proceeds from our initial public offering in May 2001 and our Series E preferred stock issuance in September 2000.


  Income Taxes

  We have recorded no income tax provision or benefit for the three month period ended June 30, 2001 due to our operating loss position and the uncertainty of our ability to realize our deferred income tax assets, including our net operating loss carry forwards.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

  Revenue

  For the six months ended June 30, 2001, we recognized gross revenue before non-cash charges related to equity issuances of approximately $46.0 million. This represents an increase of approximately $38.4 million compared to the same period in 2000. The increase is due to the sales of our Aurora Optical Switch and Aurora-128 to Dynegy Connect and Qwest during the six months ended June 30, 2001, whereas sales for the same period in 2000 comprised mainly our Aurora 32. Non-cash charges related to equity issuances to customers totaled approximately $11.7 million for the six months ended June 30, 2001, compared to approximately $0.6 million for the six months ended June 30, 2000

  Cost of Revenue

  For the six months ended June 30, 2001, we incurred cost of revenue of approximately $31.0 million, which represents an increase of approximately $25.6 million over the same period in 2000. The increase was directly related to the corresponding increase in revenue and includes increased material costs of approximately $15.7 million, increased personnel costs of approximately $3.1 million and increased overhead costs of approximately $4.1 million. Cost of revenue for the six months ended June 30, 2001 includes amortization of stock-based compensation of approximately $3.0 million.


  Research and Development Expense

  For the six months ended June 30, 2001, we incurred research and development expense of approximately $31.9 million, which includes approximately $20.5 million of personnel costs and approximately $6.1 million of prototype development expense. Our research and development expense for the six months ended June 30, 2001 increased by approximately $19.5 million over the same period in 2000. The increase is attributed primarily to an increase in personnel costs of approximately $13.9 million and $1.3 million for prototype development expense.


  Sales and Marketing Expense

  For the six months ended June 30, 2001, we incurred sales and marketing expense of approximately $16.1 million, which includes approximately $9.5 million of personnel costs and approximately $4.6 million of costs related to marketing programs. Our sales and marketing expense increased by approximately $12.0 million over the same period in 2000. The increase resulted primarily from approximately $7.5 million of costs associated with the hiring of additional sales and marketing personnel, as well as increases in marketing program costs of approximately $3.1 million.


  General and Administrative Expense

  For the six months ended June 30, 2001, we incurred general and administrative expense of approximately $12.3 million, which includes approximately $3.7 million of expenses for personnel and approximately $2.1 million depreciation. Our general and administrative expense for the six months ended June 30, 2001 increased by approximately $6.8 million over the same period in 2000. This was primarily the result of increased staffing levels, depreciation and facility expenses.


  Amortization of Intangible Assets and Goodwill

  For the six months ended June 30, 2001, we incurred amortization expense of approximately $15.8 million, of which approximately $11.2 million related to the goodwill and intangible assets related to our acquisition of Astarte and approximately $4.6 million related to the acquisition of an intellectual property license from AT&T. We did not incur any amortization expense during the same period in 2000.


  Stock-Based Compensation Expense

  For the six months ended June 30, 2001, we recorded approximately $36.5 million of stock-based compensation expense. This represents an increase of approximately $29.4 million over the same period in 2000. The increase resulted primarily from the issuance of additional options with an exercise price less than the deemed fair market value of our stock at the time of the grant.


  Interest Income, Net

  For the six months ended June 30, 2001, we recorded interest income, net of interest expense, of approximately $4.8 million, as compared to interest income, net of interest expense, of approximately $1.6 million for the same period in 2000. Net interest income consists of interest earned on our cash and cash equivalent balances offset by interest expense related to outstanding borrowings. The increase in our interest income for this period is primarily attributable to the interest income on the cash proceeds from our initial public offering in May 2001 and our Series E preferred stock issuance in September 2000.


  Income Taxes

   We have recorded no income tax provision or benefit for the six month period ended June 30, 2001 due to our operating loss position and the uncertainty of our ability to realize our deferred income tax assets, including our net operating loss carry forwards.


Liquidity and Capital Resources

   Since inception, we have financed our operations primarily through sales of our capital stock. As of June 30, 2001, our cash and cash equivalents totaled approximately $230.7 million and our working capital totaled approximately $252.1 million.

   Cash used in operating activities for the six months ended June 30, 2001 was approximately $50.2 million, compared to $23.9 million for the same period in 2000. The increase of cash used in operating activities was approximately $26.3 million from the first six months of 2000 compared to the first six months of 2001. The increase is primarily attributable to an increased net loss, an increase in inventory and decreased accounts payables. This was partly offset by increases in depreciation, amortization and accrued expenses.

   Cash used in investing activities was approximately $40.7 million for the six months ended June 30, 2001 and approximately $2.4 million for the same period in 2000. The increase in net cash used for investing activities reflected increased purchases of property and equipment primarily for computers and test equipment for our development and manufacturing activities as well as leasehold improvements.

   Cash generated by financing activities was approximately $140.0 million and $11.3 million for the six months ended June 30, 2001 and 2000, respectively. In January 2000, we issued an additional $5.0 million of Series D preferred stock and in June 2000, we issued approximately $4.1 million of Series A preferred stock to existing shareholders upon the exercise of warrants. On May 17, 2001, we completed an initial public offering of 10,350,000 shares of common stock at a price of $15.00 per share. Net proceeds from this public offering were $139.8 million, after deducting underwriting fees, commissions and offering expenses. Pending our use of the net proceeds, we have invested them in interest bearing securities.

   In November 1999, we entered into a lease line of credit with Comdisco that allows us to finance up to $4.0 million of equipment purchases. The line bears an interest rate of 7.5% and expires in November 2002. As of June 30, 2000 and 2001, approximately $3.2 million and $0, respectively, were outstanding under this facility. We do not expect to make borrowings under this facility in the future.

   In June 2000, we entered into a $10.0 million line of credit with Commerce Bank. The line of credit bears interest at 6.75% and expires on June 30, 2002. As of June 30, 2000 and 2001, approximately $2.0 million and $8.0 million, respectively, were outstanding under this line of credit.

   We expect to use our available cash, our line of credit facilities and cash anticipated to be available from future operations, primarily to fund operating losses and for working capital and other general corporate purposes. We may also use a portion of our available cash to acquire or invest in businesses, technologies or products that are complementary to our business. We have not determined the amounts we plan to spend on any of the uses described above or the timing of these expenditures.

   We believe that our available cash, our line of credit facilities and cash anticipated to be available from future operations, will enable us to meet our working capital requirements for the next 12 months. Our expenses have exceeded, and in the foreseeable future are expected to exceed, our revenue. Our future liquidity and capital requirements will depend upon numerous factors, including expansion of operations, product development and sales and marketing. Also, we may need additional capital to fund cash acquisitions of complementary businesses and technologies, although we currently have no commitments or agreements for any cash acquisitions. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Any additional equity financing may be dilutive to our stockholders and debt financing, if available, may involve restrictive covenants with respect to dividends, raising capital and other financial and operational matters that could restrict our operations.

Recent Accounting Developments

   On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board
(FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets, arising from these business combinations, will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary.

   On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, will cease upon adoption of this statement. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company is required to implement SFAS No. 142 on January 1, 2002. If SFAS No. 142 had been in effect for the six month period ended June 30, 2001 amortization expense related to goodwill and net loss would have been reduced by approximately $7.7 million; however, impairment reviews may result in future periodic write downs.



Qualitative and Quantitative Disclosures about Market Risk

  We have assessed our vulnerability to market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents. Due to the short-term nature of these investments and other investment policies and procedures, we have determined that the risks associated with interest rate fluctuations related to these financial instruments are not material to our business.

Risk Factors

Risks Related to Our Business and Financial Results

We have incurred significant losses to date and expect to continue to incur losses in the future, which may cause our stock price to decline.

  We have incurred significant losses to date and expect to continue to incur losses in the future. We had net losses of approximately $110.3 million for the year ended December 31, 2000 and approximately $101.3 million for the six months ended June 30, 2001. As of December 31, 2000 and June 30, 2001, we had an accumulated deficit of approximately $156.1 million and $257.5 million, respectively. We have large fixed expenses and expect to continue to incur significant manufacturing, research and development, sales and marketing, administrative and other expenses in connection with the ongoing development and expansion of our business. We expect these operating expenses to increase significantly as we increase our spending in order to develop and grow our business. In order to become profitable, we will need to generate and sustain higher revenue. If we do not generate sufficient revenues to achieve or sustain profitability, our stock price will likely decline.


Our limited operating history makes forecasting our future revenues and operating results difficult, which may impair our ability to manage our business and your ability to assess our prospects.

  We began our business operations in May 1997 and shipped our first optical switch in January 1999. We have limited meaningful historical financial and operational data upon which we can base projected revenues and planned operating expenses and upon which you may evaluate us and our prospects. As a young company in the new and rapidly evolving optical switching industry, we face risks relating to our ability to implement our business plan, including our ability to continue to develop and upgrade our technology and our ability to maintain and develop customer and supplier relationships. You should consider our business and prospects in light of the heightened risks and unexpected expenses and problems we may face as a company in an early stage of development in our industry.


We expect that substantially all of our revenues will be generated from a limited number of customers, including Cable & Wireless, Dynegy Connect and Qwest. The termination or deterioration of our relationship with these customers will have a significant negative impact on our revenue and cause us to continue to incur substantial operating losses.

  For the year ended December 31, 2000 and for the six months ended June 30, 2001, we have derived significant revenue from sales under our contract with Extant, which was transferred to Dynegy Connect in September 2000. We anticipate that substantially all of our revenues for the foreseeable future will be derived from Cable & Wireless, Dynegy Connect and Qwest.

  Dynegy is proceeding with Extant's planned network build-out. Dynegy may, however, change its plans at any time and determine not to proceed with the build-out on a timely basis or at all. If Dynegy Connect were to stop or delay purchasing products or services from us, or reduce the amount of products or services that it obtains from us, our revenues would be reduced.

  In addition, although Dynegy Connect has agreed to purchase its full requirements for optical switches from us until November 1, 2003, Dynegy Connect is not contractually obligated to purchase future products or services from us and may discontinue doing so at any time. Dynegy Connect is permitted to terminate the agreement for, among other things, a breach of our material obligations under the contract.

  Under our agreement with Cable & Wireless, Cable & Wireless has made a commitment to purchase a minimum of $350 million of our optical switches by August 7, 2005. Our agreement with Cable & Wireless gives Cable & Wireless the right to reduce its minimum purchase commitment from $350 million to $200 million if we do not maintain a technological edge so that there exists in the marketplace superior technology that we have not matched. This agreement also permits Cable & Wireless to terminate the agreement upon breach of a variety of our obligations under the contract.

  Under our agreement with Qwest, Qwest has made a commitment to purchase a minimum of $300 million of our optical switches over the first three years of the contract and, subject to extensions under a limited circumstance, an additional $100 million over the following two years of the contract. This agreement allows Qwest, through binding arbitration, to terminate the agreement upon breach of a variety of our obligations under the contract.

  If any of these customers elects to terminate its contract with us or if a customer fails to purchase our products for any reason, we would lose significant revenue and incur substantial operating losses, which would seriously harm our ability to build a successful business.


If we do not attract new customers, our revenue may not increase.

  We are currently very dependent on three customers. We must expand our customer base in order to succeed. If we are not able to attract new customers who are willing to make significant commitments to purchase our products and services for any reason, including if there is a downturn in their businesses, our business will not grow and our revenue will not increase. Our customer base and revenue will not grow if:

  .  customers are unwilling or slow to utilize our products;

  . we experience delays or difficulties in completing the development and introduction of our planned products or product enhancements;

  .  our competitors introduce new products that are superior to our products;

  .  our products do not perform as expected; or

  .  we do not meet our customers' delivery requirements.


  In the past, we issued warrants to some customers. We may not be able to attract new customers and expand our sales with our existing customers if we do not provide warrants or other incentives.

If our line of optical switches or their future enhancements are not successfully developed, they will not be accepted by our customers and our target market, and our future revenue will not grow.

  We began to focus on the marketing and the selling of optical switches in the second quarter of 1999. No service provider has fully deployed our optical switches in a large, complex network. Our future revenue growth depends on the commercial success and adoption of our optical switches.

  We are developing new products and enhancements to existing products. We may not be able to develop new products or product enhancements in a timely manner, or at all. For example, our Aurora Full-Spectrum switch depends on advancements in optical components, including micro-electromechanical systems, which have not yet been proven for telecommunications products. Any failure to develop new products or product enhancements will substantially decrease market acceptance and sales of our present and future products. Any failure to develop new products or product enhancements could also delay purchases by our customers under their contracts, or, in some cases, could cause us to be in breach under our contracts with our customers. Even if we are able to develop and commercially introduce new products and enhancements, these new products or enhancements may not achieve widespread market acceptance and may not be satisfactory to our customers. Any failure of our future products to achieve market acceptance or be satisfactory to our customers could slow or eliminate our revenue growth.

Due to the long and variable sales cycles for our products, our revenues and operating results may vary significantly from quarter to quarter. As a result, our quarterly results may be below the expectations of market analysts and investors, causing the price of our common stock to decline.

  Our sales cycle is lengthy because a customer's decision to purchase our products involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. We may incur substantial expenses and devote senior management attention to potential relationships that may never materialize, in which event our investments will largely be lost and we may miss other opportunities. In addition, after we enter into a contract with a customer, the timing of purchases and deployment of our products may vary widely and will depend on a number of factors, many of which are beyond our control, including:

  . specific network deployment plans of the customer;

  . installation skills of the customer;

  . size of the network deployment;

  . complexity of the customer's network;

  . degree of hardware and software changes required; and

  . new product availability.

  For example, customers with significant or complex networks usually expand their networks in large increments on a periodic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular and unpredictable basis. The long sales cycles, as well as the placement of large orders with short lead times on an irregular and unpredictable basis, may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter. As a result, it is likely that in some future quarters our operating results may be below the expectations of market analysts and investors, which could cause the trading price of our common stock to decline.


We expect the average selling prices of our products to decline, which may reduce revenues and gross margins.

  Our industry has experienced a rapid erosion of average product selling prices. Consistent with this general trend, we anticipate that the average selling prices of our products will decline in response to a number of factors, including:

  . competitive pressures;

  . increased sales discounts; and

  . new product introductions by our competitors.

  If we are unable to achieve sufficient cost reductions and increases in sales volumes, this decline in average selling prices of our products will reduce our revenues and gross margins.


We will be required to record significant non-cash charges as a result of warrants, options, other equity issuances and acquisitions. These non-cash charges will adversely affect our future operating results and investors may consider this impact material, in which case the price of our common stock could decline.

  The warrant held by affiliates of Dynegy Connect allows them to purchase 5,226,000 shares of our common stock at $3.05 per share. When we granted the warrant, the majority of shares subject to the warrant were scheduled to become exercisable as Dynegy Connect met specified milestones during the term of our contract. As of November 2, 2000, we amended the warrant agreement to immediately vest all of the remaining shares subject to the warrant. The revised agreement provides that the warrant becomes exercisable based on the schedule of milestones previously contained in the warrant. If the milestones are not reached by March 31, 2005, the remaining unexercised shares subject to the warrant shall then become exercisable. In connection with the execution of this amendment, we will incur a non-cash charge of approximately $90.6 million. This charge will be recorded as a reduction of revenue as we realize revenue from this contract.

  As part of our agreement with Qwest, we issued three warrants to a wholly-owned subsidiary of Qwest to purchase 2,375,000 shares of our common stock at an exercise price of $14.00 per share. The 2,375,000 shares subject to the warrants were vested when we issued the warrants. One of the warrants is exercisable as to 1,000,000 shares. Another warrant becomes exercisable as to 1,000,000 shares at the earlier of Qwest meeting specified milestones during the term of our procurement contract or on September 18, 2005, which is five years from the date of the warrant. The third warrant becomes exercisable as to the remaining 375,000 shares at the earlier of Qwest meeting a milestone during the term of our procurement contract or on April 10, 2007, which is six years from the date of the warrant. The fair market value of the issued warrants, approximately $38.0 million, will be recorded as a reduction of revenue related to the Qwest procurement contract.

  We will incur significant additional non-cash charges as a result of our acquisition of Astarte and our acquisition of an intellectual property license from AT&T. The goodwill and intangible assets associated with the Astarte acquisition were approximately $113.3 million. The intangible asset associated with the acquisition of the AT&T license is approximately $45.0 million.

  In addition, we have recorded deferred compensation expense and have begun to amortize non-cash charges to earnings as a result of options and other equity awards granted to employees and non-employee directors at prices deemed to be below fair market value on the dates of grant. Our future operating results will reflect the continued amortization of those charges over the vesting period of these options and awards. At June 30, 2001, we had recorded deferred compensation expense of approximately $178.3 million, which will be amortized to compensation expense between 2001 and 2005.

  We have also issued certain performance-based options to employees and consultants. If the performance criteria are met, we will record significant non-cash charges that will negatively impact our operating results. At this time, it is not possible to determine the amount of these charges as they will be based in part on the fair market value of our common stock at the time the performance criteria are met.

  All of the non-cash charges referred to above will negatively impact future operating results. It is possible that some investors might consider the impact on operating results to be material, which could result in a decline in the price of our common stock.


Risks Related to Our Products

Our products may have errors or defects that we find only after full deployment, or problems may arise from the use of our products in conjunction with other vendors' products, which could, among other things, make us lose customers and revenues.

  Our products are complex and are designed to be deployed in large and complex networks. Our products can only be fully tested when completely deployed in these networks with high amounts of traffic. To date, no service provider has fully deployed our optical switches in a large, complex network. Networking products frequently contain undetected software or hardware errors when first introduced or as new versions are released. Our customers may discover errors or defects in our software or hardware, or our products may not operate as expected after they have been fully deployed. In addition, service providers typically use our products in conjunction with products from other vendors. As a result, if problems occur, it may be difficult to identify the source of the problem.

  If we are unable to fix any defects or errors or other problems arise, we could:

  . lose revenues;

  . lose existing customers;

  . fail to attract new customers and achieve market acceptance;

  . divert development resources;

  . increase service and repair, warranty and insurance costs; and

  . be subjected to legal actions for damages by our customers.

If our products do not operate within our customers' networks, installations will be delayed or cancelled, reducing our revenues, or we may have to modify some of our product designs. Product modifications could increase our expenses and reduce the margins on our products.

  Our customers require that our products be designed to operate within their existing networks, each of which may have different specifications. Our customers' networks contain multiple generations of products that have been added over time as these networks have grown and evolved. If our products do not operate within our customers' networks, installations could be delayed and orders for our products could be cancelled, causing our revenues to decline. The requirement that we modify product designs in order to achieve a sale may result in a longer sales cycle, increased research and development expense and reduced margins on our products.


If our products do not meet industry standards that may emerge, or if some industry standards are not ultimately adopted, we will not gain market acceptance and our revenues will not grow.

  Our success depends, in part, on both the adoption of industry standards for new technologies in our market and our products' compliance with industry standards. To date, no industry standards have been adopted related to some functions of our products. The absence of industry standards may prevent market acceptance of our products if potential customers delay purchases of new equipment until standards are adopted. In addition, in developing our products, we have made, and will continue to make, assumptions about the industry standards that may be adopted by our competitors and existing and potential customers. If the standards adopted are different from those, which we have chosen to support, customers may not choose our products, and our sales and related revenues will be significantly reduced.


If we do not establish and increase our market share in the intensively competitive optical networking market, we will experience, among other things, reduced revenues and gross margins.

  If we do not compete successfully in the intensely competitive market for public telecommunications network equipment, we may lose any advantage that we might have by being the first to market with an optical switch prior to achieving significant market penetration. In addition to losing any competitive advantage, we may also:

  . not be able to obtain or retain customers;

  . experience price reductions for our products;

  . experience order cancellations;

  . experience increased expenses; and

  . experience reduced gross margins.

  Many of our competitors, in comparison to us, have:

  . longer operating histories;

  . greater name recognition;

  . larger customer bases; and

  . significantly greater financial, technical, sales, marketing, manufacturing and other resources.

  These competitors may be able to reduce our market share by adopting more aggressive pricing policies than we can or by developing products that gain wider market acceptance than our products.


Risks Related to the Expansion of Our Business

If the optical switching market does not develop as we expect, our operating results will be negatively affected and our stock price could decline.

  The market for optical switching is extremely new and rapidly evolving. Optical switching may not be widely adopted as a method by which service providers address their data capacity requirements. In addition, most service providers have made substantial investments in their current network and are typically reluctant to adopt new and unproven technologies. They may elect to remain with their current network design or to adopt a new design, like ours, in limited stages or over extended periods of time. A decision by a customer to purchase our product involves a significant capital investment. We will need to convince service providers of the benefits of our products for future network upgrades, and if we are unable to do so, a viable market for our products may not develop or be sustainable. If the market for optical switching does not develop, or develops more slowly than we expect, our operating results will be below our expectations and the price of our stock could decline.


If we are not successful in rapidly developing new and enhanced products that respond to customer requirements and technological changes, customers will not buy our products and we could lose revenue.

  The market for optical switching is characterized by rapidly changing technologies, frequent new product introductions and evolving customer and industry standards. We may be unable to anticipate or respond quickly or effectively to rapid technological changes. Also, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development and introduction of new products and enhancements. In addition, if our competitors introduce products based on new or alternative technologies, our existing and future products could become obsolete and our sales could decrease.

  Our customers require some product features and capabilities that our current products do not have. If we fail to develop or enhance our products or to offer services that satisfy evolving customer demands, we will not be able to satisfy our existing customers' requirements or increase demand for our products. If this happens, we will lose customers and breach our existing contracts with our customers, our operating results will be negatively impacted and the price of our stock could decline.

If we do not expand our sales, marketing and distribution channels, we may be unable to increase market awareness and sales of our products, which may prevent us from increasing our sales and achieving and maintaining profitability.

  Our products require a sophisticated sales and marketing effort targeted towards a limited number of key individuals within our current and prospective customers' organizations. Our success will depend, in part, on our ability to develop and manage these relationships. We continue to build our direct sales and marketing force and plan to hire additional sales and marketing personnel and consulting engineers. Competition for these individuals is intense because there is a limited number of people available with the necessary technical skills and understanding of the optical switching market. In addition, we believe that our success will depend on our ability to establish successful relationships with various distribution partners. If we are unable to expand our sales, marketing and distribution operations, we may not be able to effectively market and sell our products, which may prevent us from increasing our sales and achieving and maintaining profitability.


If we do not expand our customer service and support organization, we may be unable to increase our sales.

  We currently have a small customer service and support organization and will need to increase our staff to support new and existing customers. Our products are complex and our customers need highly-trained customer service and support personnel to be available at all hours. We are likely to have difficulty hiring customer service and support personnel because of the limited number of people available with the necessary technical skills. If we are unable to expand our customer service and support organization and rapidly train these personnel, we may not be able to increase our sales, which could cause the price of our stock to decline.


Our failure to manage our growth, improve existing processes and implement new systems could result in lost sales or disruptions to our business.

  We have expanded our operations rapidly since our inception in May 1997. Our growth has placed, and we anticipate that our growth will continue to place, a significant strain on our management systems and resources. Our ability to successfully sell our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. From March 31, 2000 to March 31, 2001, the number of our employees increased from 156 to 493. We expect that we will need to continue to refine and expand our financial, managerial and manufacturing controls and reporting systems. If we are unable to implement adequate control systems in an efficient and timely manner, our operations could be adversely affected and our growth could be impaired, which could cause the price of our stock to decline.


If we are not able to hire and retain qualified personnel, or if we lose key personnel, we may be unable to compete or grow our business.

  We believe our future success will also depend, in large part, on our ability to identify, attract and retain sufficient numbers of highly-skilled employees, particularly qualified sales and engineering personnel. We may not succeed in identifying, attracting and retaining these personnel. Further, competitors and other entities may attempt to recruit our employees. If we are unable to hire and retain adequate staffing levels, we may not be able to increase sales of our products, which could cause the price of our stock to decline.

  Our future success depends to a significant degree on the skills and efforts of Harry J. Carr, our Chief Executive Officer and Chairman of the Board, Krishna Bala, our Chief Technology Officer, and other key executive officers and members of our senior management. These employees have critical industry experience and relationships that we rely on to implement our business plan. We currently do not have "key person" life insurance policies covering any of our employees. If we lose the services of Mr. Carr, Dr. Bala or one or more of our other key executive officers and senior management members, we may not be able to grow our business as we expect, and our ability to compete could be harmed, causing our stock price to decline.


If we become subject to unfair hiring claims, we could incur substantial costs in defending ourselves.

  We may become subject to claims from companies in our industry whose employees accept positions with us that we have engaged in unfair hiring practices or inappropriately taken or benefited from confidential or proprietary information. These claims may result in material litigation or judgments against us. We could incur substantial costs in defending ourselves or our employees against these claims, regardless of the merits of the claims. In addition, defending ourselves from these claims could divert the attention of our management away from our core business, which could cause our financial performance to suffer.


We do not have significant experience in international markets and may have unexpected costs and difficulties in developing international revenues.

  We are expanding the marketing and sales of our products internationally. This expansion will require significant management attention and financial resources to successfully develop international sales and support channels. We will face risks and challenges that we do not have to address in our U.S. operations, including:

  . currency fluctuations and exchange control regulations;

  . changes in regulatory requirements in international markets;

  . expenses associated with developing and customizing our products for foreign countries;

  . reduced protection for intellectual property rights; and

  . compliance with international technical and regulatory standards that differ from domestic standards.

  If we do not successfully overcome these risks and challenges, our international business will not achieve the revenue or profits that we expect.


We may not be able to obtain additional capital to fund our existing and future operations.

  At June 30, 2001, we had approximately $230.7 million in cash and cash equivalents. We believe that our available cash, our line of credit facilities and cash anticipated to be available from future operations, will enable us to meet our working capital requirements for the next 12 months. The development and marketing of new products, however, and the expansion of our direct sales operation and associated customer support organization will require a significant commitment of resources. As a result, we may need to raise substantial additional capital. We may not be able to obtain additional capital at all, or upon acceptable terms. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of our planned product development and marketing and sales efforts. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of additional securities could result in dilution to our existing stockholders. If additional funds are raised through the issuance of debt securities, their terms could impose additional restrictions on our operations.


If we make acquisitions, our stockholders could be diluted and we could assume additional contingent liabilities. In addition, if we fail to successfully integrate or manage the acquisitions we make, our business would be disrupted and we could lose sales.

  We may, as we did with the acquisition of Astarte Fiber Networks, Inc., consider investments in complementary businesses, products or technologies. In the event of any future acquisitions, we could:

  . issue stock that would dilute our current stockholders' percentage ownership;

  . incur debt that will give rise to interest charges and may impose material restrictions on the manner in which we operate our business;

  . assume liabilities;

  . incur amortization expenses related to goodwill and other intangible assets;
    or

  . incur large and immediate write-offs.

  We also face numerous risks, including the following, in operating and integrating any acquired business, including Astarte:

  . problems combining the acquired operations, technologies or products;

  . diversion of management's time and attention from our core business;

  . adverse effects on existing business relationships with suppliers and customers;

  . risks associated with entering markets in which we have no or limited prior experience; and

  . potential loss of key employees, particularly those of acquired companies.

  We may not be able to successfully integrate businesses, products, technologies or personnel that we might acquire in the future. If we fail to do so, we could experience lost sales or disruptions to our business.


The communications industry is subject to government regulations. These regulations could negatively affect our growth and reduce our revenues.

  Our products and our customers' products are subject to Federal Communications Commission rules and regulations. Current and future Federal Communications Commission rules and regulations affecting communications services or our customers' businesses or products could negatively affect our business. In addition, international regulatory standards could impair our ability to develop products for international service providers in the future. We may not obtain or maintain all of the regulatory approvals that may, in the future, be required to operate our business. Our inability to obtain these approvals, as well as any delays caused by our compliance and our customers' compliance with regulatory requirements could result in postponements or cancellations of our product orders, which would significantly reduce our revenues.


Risks Related to Our Product Manufacturing

If Agere Systems Inc. stops supplying us with components, we may experience manufacturing delays, which could harm our customer relationships.

  We currently contract with Agere Systems to supply us with optical transceivers, a critical component of our optical switches. Lucent Technologies, Inc., a major stockholder of Agere, is also one of our major competitors since it develops and markets products similar to ours. If Agere determines not to supply us with optical transceivers because of its relationship with Lucent, we will have to rely on other sources and may experience delays in manufacturing our products, which could damage our customer relationships.

If we fail to predict our manufacturing and component requirements accurately, we could incur additional costs or experience manufacturing delays, which could harm our customer relationships.

  We provide forecasts of our demand to our contract manufacturers and component vendors up to six months prior to scheduled delivery of products to our customers. In addition, lead times for materials and components that we order are long and depend on factors such as the procedures of, or contract terms with, a specific supplier and demand for each component at a given time. If we overestimate our requirements, we may have excess inventory, which could increase our costs and harm our relationship with our contract manufacturers and component vendors due to unexpectedly reduced future orders. If we underestimate our requirements, we may have an inadequate inventory of components and optical assemblies, which could interrupt manufacturing of our products, result in delays in shipments to our customers and damage our customer relationships.


Some of the optical components used in our products may be difficult to obtain. This could inhibit our ability to manufacture our products and we could lose revenue and market share.

  Our industry has experienced shortages of optical components in times of high demand. For some of these components, there previously were long waiting periods between placement of an order and receipt of the components. If such shortages should reoccur, component suppliers could impose allocations that limit the number of components they supply to a given customer in a specified time period. These suppliers could choose to increase allocations to larger, more established companies, which could reduce our allocations and harm our ability to manufacture our products. If we are not able to manufacture and ship our products on a timely basis, we could lose revenue, our reputation could be harmed and customers may find our competitors' products more attractive.


Any disruption in our manufacturing relationships may cause us to fail to meet our customers' demands, damage our customer relationships and cause us to lose revenue.

  We rely on a small number of contract manufacturers to manufacture our products in accordance with our specifications and to fill orders on a timely basis. In August 2000, we entered into an agreement to subcontract the manufacturing of a substantial portion of our products to Solectron Corporation, an independent manufacturer. The agreement has a one-year term, is renewable annually and can be terminated with 90 days notice by either party. Solectron or our other contract manufacturers may not always have sufficient quantities of inventory available to fill our orders or may not allocate their internal resources to fill these orders on a timely basis.

  We currently do not have long-term contracts with any of our manufacturers. As a result, our contract manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. If for any reason these manufacturers were to stop satisfying our needs without providing us with sufficient warning to procure an alternate source, our ability to sell our products could be harmed. In addition, any failure by our contract manufacturers to supply us with our products on a timely basis could result in late deliveries. Our inability to meet our delivery deadlines could adversely affect our customer relationships and, in some instances, result in termination of these relationships or potentially subject us to litigation. Qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming and could significantly interrupt the supply of our products. If we are required or choose to change contract manufacturers, we may damage our customer relationships and lose revenue.


We purchase several of our key components from single or limited sources. If we are unable to obtain these components on a timely basis, we will not be able to meet our customers' product delivery requirements, which could harm our reputation and decrease our sales.

  We purchase several key components from single or, in some cases, limited sources. We do not have long-term supply contracts for these components. If any of our sole or limited source suppliers experience capacity constraints, work stoppages or any other reduction or disruption in output, they may not be able or may choose not to meet our delivery schedules. Also, our suppliers may:

  . enter into exclusive arrangements with our competitors;

  . be acquired by our competitors;

  . stop selling their products or components to us at commercially reasonable prices;

  . refuse to sell their products or components to us at any price; or

  . be unable to obtain or have difficulty obtaining components for their products from their suppliers.

  If supply for these key components is disrupted, we may be unable to manufacture and deliver our products to our customers on a timely basis, which could result in lost or delayed revenue, harm to our reputation, increased manufacturing costs and exposure to claims by our customers. Even if alternate suppliers are available to us, we may have difficulty identifying them in a timely manner, we may incur significant additional expense and we may experience difficulties or delays in manufacturing our products. Any failure to meet our customers' delivery requirements could harm our reputation and decrease our sales.


Our ability to compete could be jeopardized and our business plan seriously compromised if we are unable to protect from third-party challenges the development and maintenance of the proprietary aspects of the optical switching products and technology we design.

  Our products utilize a variety of proprietary rights that are critical to our competitive position. Because the technology and intellectual property associated with our optical switching products are evolving and rapidly changing, our current intellectual property rights may not adequately protect us in the future. We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to protect the intellectual property utilized in our products. For example, we enter into confidentiality or license agreements with our employees, consultants, corporate partners and customers and control access to, and distribution of, our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Also, it is possible that no patents or trademarks will be issued from our currently pending or future patent or trademark applications. Because legal standards relating to the validity, enforceability and scope of protection of patent and intellectual property rights in new technologies are uncertain and still evolving, the future viability or value of our intellectual property rights is uncertain. Moreover, effective patent, trademark, copyright and trade secret protection may not be available in some countries in which we distribute or may anticipate distributing our products. Furthermore, our competitors may independently develop similar technologies that limit the value of our intellectual property or design around patents issued to us. If competitors are able to use our technology, our competitive edge would be reduced or eliminated.


If necessary licenses of third-party technology are not available to us or are very expensive, our products could become obsolete and our business seriously harmed because we could have to limit or cease the development of some of our products.

  We currently license technology from several companies that is integrated into our products. We may occasionally be required to license additional technology from third parties or expand the scope of current licenses to sell or develop our products. Existing and future third-party licenses may not be available to us on commercially reasonable terms, if at all. The loss of our current technology licenses or our inability to expand or obtain any third-party license required to sell or develop our products could require us to obtain substitute technology of lower quality or performance standards or at greater cost or limit or cease the sale or development of certain products or services. If these events occur, we may not be able to increase our sales and our revenue could decline.

                          PART II.  OTHER INFORMATION




Item 1.           Legal Proceedings

                  We are not aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse effect on our business, results of operations or financial condition.

Item 2.           Changes in Securities and Use of Proceeds

                  (a) Changes in Securities

                  From April 1, 2001 to May 31, 2001 we granted stock options to purchase 2,297,368 shares of common stock at exercise prices ranging from $3.10 to $14.00 per share, a weighted-average exercise price of $7.85 per share, to employees, consultants and directors under our 2001 Stock Incentive Plan. From April 1 to May 31, 2001 we issued 124,135 shares of common stock upon the exercise of stock options previously granted under our 1997 Stock Option Plan. The issuance of these stock options and shares upon exercise of stock options, were exempt from registration pursuant to Section 4(2) of, or Rule 701 promulgated under, the Securities Act.

                  (b) Use of Proceeds

                  On May 17, 2001 in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-46362) was declared effective by the Securities and Exchange Commission. The net proceeds of our initial public offering were approximately $139.8 million.

                  As of June 30, 2001, we had not used any of the net proceeds from our initial public offering. The proceeds of this offering were invested in short-term, interest-bearing, investment-grade securities. We expect to use the net proceeds from this offering primarily to fund operating losses and for working capital and other general corporate purposes, including increased expenditures for research and development and sales and marketing, to implement our business strategies. We may also use a portion of the net proceeds from our initial public offering to acquire or invest in businesses, technologies or products that are complementary to our business.

Item 3.           Defaults Upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K
                  (a) Exhibits
                  None.

                  (b) Reports on Form 8-K
                  None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: August  14, 2001          TELLIUM, INC.



                                            /s/  Harry J. Carr
                                ---------------------------------------------
                                               Harry J. Carr
                                         Chairman of the Board and
                                          Chief Executive Officer



Dated: August  14, 2001                     /s/  Michael J. Losch
                                ---------------------------------------------
                                              Michael J. Losch
                                          Chief Financial Officer
                                (Principal Financial and Accounting Officer)