Form 10-Q
period 2001-09-30
TELLIUM INC
filed 2001-11-09
CIK 1101680

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
          SEPTEMBER 30, 2001

                                       or

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.


                        Commission File Number: 0-32743


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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of September 30, 2001, there were 112,370,747 shares outstanding of the Registrant's common stock, par value $0.001.

================================================================================

                                  TELLIUM, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                               Page No.
                                                                                             -------------

Item 1.            Condensed Consolidated Financial Statements:

                       Condensed Consolidated Balance Sheets...............................          1

                       Condensed Consolidated Statements of Operations.....................          2

                       Condensed Consolidated Statement of Changes in Stockholders' Equity           3

                       Condensed Consolidated Statements of Cash Flows.....................          4

                       Notes to Condensed Consolidated Financial Statements................          5

Item 2                 Management's Discussion and Analysis of Financial Condition
                       and Results of Operations...........................................          7

Item 3                 Quantitative and Qualitative Disclosures About Market Risk..........         11


                           PART II. OTHER INFORMATION

Item 1.            Legal Proceedings.......................................................         22

Item 2.            Changes in Securities and Use of Proceeds...............................         22

Item 3.            Defaults Upon Senior Securities.........................................         22

Item 4.            Submission of Matters to a Vote of Security Holders.....................         22

Item 5.            Other Information.......................................................         22

Item 6.            Exhibits and Reports on Form 8-K........................................         22

                   Signatures..............................................................         23

                                  TELLIUM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                    December 31,            September 30,
                                                                                       2000                    2001
                                                                                       ----                    ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..................................................     $188,175,444            $226,420,991
  Accounts receivable ........................................................        4,555,843                 474,458
  Inventories ................................................................       35,375,111              65,388,677
  Prepaid expenses and other current assets ..................................       18,637,605               6,636,095
                                                                                   ------------            ------------
   Total current assets ......................................................      246,744,003             298,920,221
PROPERTY AND EQUIPMENT--Net. .................................................       24,945,298              67,197,315
INTANGIBLE ASSETS--Net .......................................................       76,400,000              64,250,000
GOODWILL--Net. ...............................................................       73,898,628              62,300,757
OTHER ASSETS .................................................................        1,304,519               1,275,705
                                                                                   ------------            ------------

TOTAL ASSETS .................................................................     $423,292,448            $493,943,998
                                                                                   ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable. ....................................................      $39,223,675             $ 3,785,072
  Accrued expenses and other current liabilities. ............................        8,699,149              42,497,120
  Current portion of notes payable. ..........................................          632,346                 623,884
  Current portion of capital lease obligations. ..............................        1,507,460                 105,076
  Bank line of credit ........................................................        4,000,000               8,000,000
                                                                                   ------------            ------------
   Total current liabilities. ................................................       54,062,630              55,011,152
LONG-TERM PORTION OF NOTES PAYABLE ...........................................          590,725                 730,188
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS ...............................        2,109,814                 129,525
OTHER LONG-TERM LIABILITIES. .................................................           54,181                 165,680
                                                                                   ------------            ------------

   Total liabilities. ........................................................       56,817,350              56,036,545
                                                                                   ------------            ------------
COMMITMENTS AND CONTINGENCIES
SERIES A PREFERRED STOCK, $0.001 par value ($24,215,002 liquidation preference),
  10,322,917 and 0 shares authorized as of
  December 31, 2000 and September 30, 2001, 10,089,584 and 0 issued and
  outstanding as of December 31, 2000 and September 30, 2001 .................       18,471,513                       -
SERIES B PREFERRED STOCK, $0.001 par value ($559,999 liquidation preference), 233,333 and 0 shares authorized as of December 31, 2000 and
  September 30, 2001, 233,333 and 0 issued and outstanding as of
  December 2000 and September 30, 2001 .......................................          557,800                       -
SERIES C PREFERRED STOCK, $0.001 par value ($23,464,855
  liquidation preference), 2,593,974 and 0 shares authorized as of December 31, 2000 and September 30, 2001, 2,564,465 and 0 issued
  and outstanding as of December 31, 2000 and September 30, 2001 .............       23,355,184                       -
SERIES D PREFERRED STOCK, $0.001 par value ($54,999,973 liquidation preference), 6,010,926 and 0 shares authorized as of December 31, 2000 and
  September 30, 2001, 6,010,926 and 0 issued and outstanding as
  of December 31, 2000 and September 30, 2001 ................................       54,664,342                       -
SERIES E PREFERRED STOCK, $0.001 par value ($218,232,390
  liquidation preference), 7,500,000 and 0 shares authorized as of
  December 31, 2000 and September 30, 2001, 7,274,413 and 0 issued and
  outstanding as of December 31, 2000 and September 30, 2001 .................      212,495,174                       -

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value, 0 and 25,000,000 shares authorized as of December 31, 2000 and September 30, 2001, 0 issued and
    outstanding as of December 31, 2000 and September 30, 2001 .................              -                       -
  Common stock, $0.001 par value, 900,000,000 shares authorized, 29,400,050 and issued and outstanding as of December 31, 2000; 113,758,247 issued and
    112,370,747 outstanding as of September 30, 2001 ...........................         29,400                 113,758
  Additional paid-in capital .................................................      573,327,781           1,042,482,279
  Notes receivable ...........................................................      (38,669,929)            (35,679,329)
  Accumulated deficit. .......................................................     (156,148,970)           (305,623,123)
  Deferred employee compensation .............................................     (198,602,048)           (159,574,194)
  Deferred warrant cost ......................................................     (123,005,149)           (100,847,775)
  Common stock in treasury, at cost, 0 and 1,387,500 shares as of
   December 31, 2000 and September 30, 2001 ..................................                -              (2,964,163)
                                                                                   ------------            ------------
   Total stockholders' equity ................................................       56,931,085             437,907,453
                                                                                   ------------            ------------

TOTAL LIABILITIES, PREFERRED STOCK, AND STOCKHOLDERS' EQUITY .................     $423,292,448            $493,943,998
                                                                                   ============            ============


See notes to condensed consolidated financial statements.

                                  TELLIUM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Three Months Ended             Nine Months Ended
                                                                         September 30,                  September 30,
                                                                     2000            2001           2000            2001
                                                                     --------------------           --------------------

REVENUE ..................................................        $80,664      $40,148,122     $7,665,824     $86,197,678
Non-cash charges related to equity issuances .............              -       13,934,944        592,630      25,614,284
                                                               ----------------------------------------------------------

REVENUE, net of non-cash charges related to equity
 issuances ...............................................         80,664       26,213,178      7,073,194      60,583,394
COST OF REVENUE. .........................................      1,643,564       25,775,487      7,054,909      56,739,293
                                                               ----------------------------------------------------------

GROSS PROFIT .............................................     (1,562,900)         437,691         18,285       3,844,101
                                                               ----------------------------------------------------------

OPERATING EXPENSES:
Research and development, excluding stock based
 compensation ............................................     13,959,576       16,733,742     26,298,479      48,613,517
Sales and marketing, excluding stock based
 compensation ............................................      5,398,187        7,323,046      9,542,667      23,460,260
General and administrative, excluding stock based
 compensation ............................................      4,636,901        6,489,887     10,139,353      18,748,767
Amortization of intangible assets and goodwill ...........        750,000        7,916,790        750,000      23,750,370
Stock-based compensation expense .........................      3,780,885       12,629,002     10,472,483      46,167,970
                                                               ----------------------------------------------------------

Total operating expenses .................................     28,525,549       51,092,467     57,202,982     160,740,884
                                                              -----------------------------------------------------------

OPERATING LOSS ...........................................    (30,088,449)     (50,654,776)   (57,184,697)   (156,896,783)
                                                              ------------------------------------------------------------

OTHER INCOME (EXPENSE):
Other income (expense)....................................              -          (40,145)             -          58,351
Interest income ..........................................      1,600,840        2,661,125      3,407,013       7,864,025
Interest expense .........................................       (124,275)        (129,680)      (303,649)       (499,746)
                                                                 --------------------------------------------------------

Total other income .......................................      1,476,565        2,491,300      3,103,364       7,422,630
                                                               ----------------------------------------------------------

NET LOSS .................................................   $(28,611,884)    $(48,163,476)  $(54,081,333)  $(149,474,153)
                                                             =============================================================


BASIC AND DILUTED LOSS PER SHARE .........................          $(3.29)          $(0.47)        $(8.61)         $(2.52)
                                                             =============================================================


BASIC AND DILUTED WEIGHTED AVERAGE
 SHARES OUTSTANDING ......................................      8,694,070      102,509,654      6,280,143      59,356,716
                                                             =============================================================


STOCK-BASED COMPENSATION EXPENSE
Cost of revenue. .........................................       $210,887       $1,413,938       $610,039      $4,367,031
Research and development .................................      2,252,238        8,216,555      3,815,519      28,284,010
Sales and marketing. .....................................      1,310,662        2,984,159      1,989,213      11,053,241
General and administrative ...............................        217,985        1,428,288      4,667,751       6,830,719
                                                             -------------------------------------------------------------

 .........................................................     $3,991,772      $14,042,940    $11,082,522     $50,535,001
                                                             =============================================================


See notes to condensed consolidated financial statements.

                                  TELLIUM, INC.

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                             Additional
                                                                                               Paid-in        Accumulated
                                               Common Stock           Treasury Stock           Capital          Deficit
                                               --------------------------------------------------------------------------------

                                           Shares         Amount   Shares        Amount
                                           --------------------------------------------

JANUARY 1, 2001 .......................    29,400,050    $29,400         --  $        --      $ 573,327,781   $(156,148,970)
Issuance of common stock. .............    10,350,000     10,350         --           --        139,484,055
Conversion of Series A, B, C, D, E
 preferred stock into common stock ....    71,208,879     71,209         --           --        309,472,190             --
Exercise of stock options .............     2,799,318      2,799         --           --          5,216,697
Forfeiture of unvested stock
 options. .............................            --         --         --           --        (19,603,257)           --
Warrant and option cost related to
 third parties. .......................            --         --         --           --          4,753,500             --
Deferred compensation .................            --         --         --           --         26,374,403             --
Amortization of deferred
 compensation .........................            --         --         --           --               --               --
Deferred warrant cost .................            --         --         --           --          3,456,910             --
Repurchase of restricted stock. .......            --         --   1,387,500   (2,964,163)             --               --
Net loss. .............................            --         --         --           --               --      (149,474,153)
                                         -----------------------------------------------------------------------------------

September 30, 2001 ....................   113,758,247   $113,758   1,387,500  $(2,964,163)   $1,042,482,279   $(305,623,123)
                                          ==================================================================================


                                                            Deferred                          Total
                                           Deferred          Warrant          Notes       Stockholders'
                                         Compensation         Cost          Receivable        Equity
                                         ------------------------------------------------------------------

JANUARY 1, 2001 .......................  $(198,602,048)    $(123,005,149)   $(38,669,929)    $56,931,085
Issuance of common stock. .............             --               --              --      139,494,405
Conversion of Series A, B, C, D, E
 preferred stock into common stock ....             --               --              --      309,543,399
Exercise of stock options .............             --               --              --        5,219,496
Forfeiture of unvested stock
 options. .............................     19,234,028               --              --        (369,229)
Warrant and option cost related to
 third parties. .......................             --        25,614,284             --       30,367,784
Deferred compensation .................    (26,374,403)              --              --              --
Amortization of deferred
 compensation .........................     46,168,229               --              --       46,168,229
Deferred warrant cost .................             --       (3,456,910)             --              --
Repurchase of restricted stock. .......             --               --        2,990,600         26,437
Net loss. .............................             --               --              --     (149,474,153)
                                          ---------------------------------------------------------------

September 30, 2001 ....................  $(159,574,194)    $(100,847,775)   $(35,679,329)   $437,907,453
                                         ===============================================================


See notes to condensed consolidated financial statements.

                                  TELLIUM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                               September,
                                                                                         2000              2001
                                                                                     ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................................           $(54,081,333)      $(149,474,153)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization .......................................              2,284,407          34,234,421
   Provision for doubtful accounts .....................................                 20,000             354,681
   Amortization of deferred compensation expense .......................             11,082,522          45,799,000
   Amortization of warrant cost ........................................                     --          25,614,284
   Warrant cost related to third parties. ..............................                897,942           4,726,398
   Changes in assets and liabilities:
    Decrease in due from stockholder ...................................                 10,000              26,437
    (Increase) decrease in accounts receivable ..........................             (5,031,812)          3,726,524
    Increase in inventory. .............................................            (13,290,834)        (30,013,566)
    (Increase) decrease in prepaid expenses and other
     current assets. ...................................................             (5,805,160)          8,214,433
    (Increase) decrease in other assets. ...............................               (131,207)             28,814
    Increase (decrease) in accounts payable. ...........................             11,367,759         (35,438,603)
    Increase in accrued expenses and other
     current liabilities ...............................................              4,126,885          33,797,971
    Increase in other long-term liabilities ............................                 14,528             111,499
                                                                                        ---------------------------

     Net cash used in operating activities .............................            (48,536,303)        (58,291,680)
                                                                                   ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ...................................             (5,573,146)        (52,171,465)
                                                                                    --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt ...........................................               (432,962)           (408,999)
  Principal payments on capital lease obligations. .....................               (383,048)         (3,382,673)
  Proceeds from line of credit borrowings. .............................              4,000,000           4,000,000
  Issuance of Series A Preferred Stock .................................              4,146,120                  --
  Issuance of Series C Preferred Stock, net. ...........................                175,000                  --
  Issuance of Series D Preferred Stock, net. ...........................              5,000,000                  --
  Issuance of Series E Preferred Stock, net ............................            212,495,174                  --
  Issuance of common stock .............................................             10,583,595         148,500,364
                                                                                    -------------------------------

     Net cash provided by financing activities .........................            235,583,879         148,708,692
                                                                                   --------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..............................            181,474,430          38,245,547
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........................             45,239,281         188,175,444
                                                                                    -------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................           $226,713,711        $226,420,991
                                                                                   ================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest. ..............................................               $202,685            $498,684
                                                                                      =============================


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

2.  RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets, arising from these business combinations, will remain on the balance sheet and will not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, will cease upon adoption of this statement. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of". The Company is required to implement SFAS No. 142 on January 1, 2002. If SFAS No. 142 had been in effect for the nine-month period ended September 30, 2001, amortization expense related to goodwill and net loss would have been reduced by approximately $11.6 million; however, impairment reviews may result in future periodic write downs.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 for fiscal years beginning after June 15, 2002, and has not yet determined the impact that this statement will have on its results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to implement SFAS No. 144 for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact that the adoption of SFAS No. 144 will have on its results of operations or financial position.

3. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Weighted average common shares outstanding for purposes of computing basic net loss per share excludes the unvested portion of founders stock and restricted stock. Outstanding shares of founders and restricted stock excluded from the basic weighted average shares calculation because they were not yet vested were 15,033,810, 7,408,379, 15,033,810 and 7,408,379 for three months ended September
30, 2000 and 2001 and the nine months ended September 30, 2000 and 2001, respectively. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period, if dilutive. Potentially dilutive common shares are composed of the incremental common shares issuable upon the conversion of preferred stock and the exercise of stock options and warrants, using the treasury stock method. Due to the Company's net loss the effect of potentially dilutive common shares is anti-dilutive, therefore basic and diluted net loss per share are the same. For the three months ended September 30, 2000 and 2001 and the nine months ended September 30, 2000 and 2001, potentially dilutive shares of 92,272,585, 0, 87,247,388 and 2,736,484 respectively, were excluded from the diluted weighted average shares outstanding calculation under the treasury method.

The potentially dilutive shares for the three months ended September 30, 2001 do not include the impact of 2,375,000 warrants with an exercise price above the average market price of the Company's common stock during the period.

4. INVENTORIES

Inventories consist of the following:

                                                                             December 31, 2000                September 30, 2001
                                                                             -----------------                ------------------

Raw materials                                                                    $14,652,573                    $23,664,859
Work-in-process                                                                   10,508,549                     26,620,176
Finished goods                                                                    10,213,989                     15,103,642
                                                                                  -----------------------------------------

                                                                                 $35,375,111                    $65,388,677
                                                                                 ==========================================

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                             December 31, 2000                September 30, 2001
                                                                             -----------------                ------------------

Equipment                                                                        $15,283,124                    $44,352,693
Furniture and fixtures                                                             2,496,080                      6,554,011
Acquired software                                                                  4,912,567                      9,413,645
Leasehold improvements                                                             4,132,450                     15,716,203
Construction in progress                                                           2,629,796                      6,153,253
                                                                                   -----------------------------------------

                                                                                  29,454,017                     82,189,805
Less accumulated depreciation and amortization                                     4,508,719                     14,992,490
                                                                                   ----------------------------------------

Property, plant and equipment - Net                                              $24,945,298                    $67,197,315
                                                                                 ==========================================


6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                                             December 31, 2000                September 30, 2001
                                                                             -----------------                ------------------

Accrued compensation and related expenses                                         $2,068,786                      $11,716,981
Accrued taxes                                                                      3,500,000                          567,948
Deferred revenue                                                                     970,852                       23,995,333
Warranty reserve                                                                     700,604                        5,098,370
Other                                                                              1,458,907                        1,118,488
                                                                                   ------------------------------------------

                                                                                  $8,699,149                      $42,497,120
                                                                                  ===========================================

7. STOCKHOLDERS' EQUITY

On May 17, 2001, Tellium completed an initial public offering ("IPO") of 10,350,000 shares of common stock at a price of $15.00 per share less underwriters' discounts and commissions. Net proceeds from the public offering were approximately $139.5 million, after deducting underwriting discounts, commissions and offering expenses.

Outstanding shares of Series A, Series B, Series C, Series D and Series E Preferred stock automatically converted, without any action by the holder, into 71,208,879 shares of common stock upon effectiveness of our IPO.

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

         We have minimum commitment or exclusivity contracts with the following three customers: Cable & Wireless, Dynegy Connect, an affiliate of Dynegy Global Communications, and Qwest. Under the terms of our contract with Cable & Wireless, it has a minimum purchase commitment of $350 million for the worldwide deployment of our products, including the Aurora Optical Switch, the StarNet Wavelength Management System and the StarNet Operating System. We expect to commence commercial shipment to Cable & Wireless in 2002. We expect Dynegy Connect will purchase approximately $250 million of products under our contract, although it has no obligation to do so. However, under the terms of this contract, Dynegy Connect is required to purchase its full requirements for optical switches from us until November 1, 2003. Our Aurora 32 optical switch, StarNet Wavelength Management System, StarNet Design Tools and StarNet Operating System have been in service in the Dynegy Connect network since April 2000. Dynegy Connect conducted laboratory testing on the Aurora Optical Switch during the first quarter of 2001. We commenced commercial shipment to Dynegy Connect of the Aurora Optical Switch during the first quarter of 2001 and of the Aurora 128 in the second quarter of 2001. We have a five-year contract with Qwest, a multinational provider of voice, data and network services. Under the terms of this contract, Qwest has a minimum purchase commitment of $300 million over the first three years of the contract and, subject to extensions under a limited circumstance, an additional $100 million over the following two years of the contract for the deployment of our products, including the Aurora Optical Switch, the StarNet Wavelength Management System, the Aurora Full-Spectrum and the StarNet Operating System. Qwest began conducting laboratory testing of the Aurora Optical Switch in the fourth quarter of 2000, and we commenced commercial shipment under this contract during the first quarter of 2001. We expect that our revenues will be generated by sales to a limited number of customers for the foreseeable future.

         Since our inception, we have incurred significant losses and as of September 30, 2001, we had an accumulated deficit of approximately $305.6 million. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur net losses for the foreseeable future. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales related costs and other expenses before we realize the related revenue. We also expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

         On May 17, 2001, we completed our initial public offering of 10,350,000 shares of common stock at a price of $15.00 per share less underwriters' discounts and commissions. Net proceeds from the public offering were approximately $139.5 million, after deducting underwriter discounts, commissions and offering expenses. Pending our use of the net proceeds, we have invested them in interest bearing, investment grade securities.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

   Revenue

         For the three months ended September 30, 2001, we recognized gross revenue before non-cash charges related to equity issuances of approximately $40.1 million. This represents an increase of approximately $40.0 million compared to the same period in 2000. The increase is due to sales of our Aurora Optical Switch and Aurora-128 to Dynegy Connect and Qwest in the quarter ended September 30, 2001, whereas sales for the same period in 2000 comprised mainly of services and components. Non-cash charges related to equity issuances to customers totaled approximately $13.9 million for the three months ended September 30, 2001, compared to $0 for the three months ended September 30, 2000. We expect revenue to increase over time as our customers continue to order products under their contracts. In 2001, we expect our revenue to be higher than in 2000 and that substantially all of our revenue will come from our existing customers.

   Cost of Revenue

         For the three months ended September 30, 2001, we incurred cost of revenue of approximately $25.8 million, which represents an increase of approximately $24.1 million over the same period in 2000. The increase was directly related to the corresponding increase in revenue and includes increased material costs of approximately $19.5 million, increased personnel costs of approximately $1.5 million and increased overhead costs of approximately $2.0 million. Cost of revenue for the three months ended September 30, 2001 includes amortization of stock-based compensation of approximately $1.4 million. We expect our cost of revenue to increase as our revenue increases. We expect our revenue growth to exceed our cost of revenue growth in 2001, although actual results could vary significantly depending on changing conditions in our business.

   Research and Development Expense

        For the three months ended September 30, 2001, we incurred research and development expense of approximately $16.7 million, which includes approximately $12.5 million of personnel costs and approximately $0.8 million of prototype development expense. Our research and development expense for the three months ended September 30, 2001 increased by approximately $2.8 million over the same period in 2000. The increase is attributed primarily to an increase in personnel costs of approximately $8.0 million, which were partly offset by a decrease in research and development material costs of approximately $7.4 million. As of September 30, 2001, the number of employees dedicated to research and development was 314, as compared to 167 at September 30, 2000. We expect that our research and development expense in 2001 will be greater than our research and development expense in 2000 but will decrease as a percentage of revenue.

   Sales and Marketing Expense

        For the three months ended September 30, 2001, we incurred sales and marketing expense of approximately $7.3 million, which includes approximately $4.6 million of personnel costs and approximately $1.6 million of costs related to marketing programs. Our sales and marketing expense increased by approximately $1.9 million over the same period in 2000. The increase resulted primarily from approximately $2.0 million of costs associated with the hiring of additional sales and marketing personnel. As of September 30, 2001, the number of sales and marketing personnel was 81, as compared to 72 at September 30, 2000. We expect that our sales and marketing expense in 2001 will be greater than our sales and marketing expense in 2000 but will decrease as a percentage of revenue.

   General and Administrative Expense

         For the three months ended September 30, 2001, we incurred general and administrative expense of approximately $6.5 million, which includes approximately $1.4 million of expenses for personnel and approximately $1.3 million of depreciation. Our general and administrative expense for the three months ended September 30, 2001 increased by approximately $1.9 million over the same period in 2000. This was primarily the result of increased depreciation and insurance expenses. We expect that our general and administrative expense in 2001 will be greater than our general and administrative expense in 2000 but will decrease as a percentage of revenue.

   Amortization of Intangible Assets and Goodwill

        For the three months ended September 30, 2001, we incurred amortization expense of approximately $7.9 million, of which approximately $5.7 million related to the goodwill and intangible assets related to our acquisition of Astarte Fiber Networks, Inc. in October 2000 and approximately $2.2 million related to the acquisition of an intellectual property license from AT&T Corp. in September 2000. Our amortization expense for the three months ended September 30, 2001, increased by approximately $7.2 million over the same period in 2000. Effective January 1, 2002, we will not record any additional amortization expense related to goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets"; however, impairment reviews may result in future periodic write downs.

   Stock-Based Compensation Expense

         For the three months ended September 30, 2001, we recorded approximately $14.0 million of stock-based compensation expense. This represents an increase of approximately $10.1 million over the same period in 2000. The increase resulted primarily from the issuance of additional options with an exercise price less than the deemed fair market value of our stock at the time of the grant. We expect that our stock-based compensation expense in 2001 will be greater than our stock-based compensation expense in 2000.

   Interest Income, Net

         For the three months ended September 30, 2001, we recorded interest income, net of interest expense, of approximately $2.5 million, as compared to interest income, net of interest expense, of approximately $1.5 million for the same period in 2000. Net interest income consists of interest earned on our cash and cash equivalent balances offset by interest expense related to outstanding borrowings. The increase in our interest income for this period is primarily attributable to the interest income on the cash proceeds from our initial public offering in May 2001 and our Series E preferred stock issuance in September 2000.

   Income Taxes

         We have recorded no income tax provision or benefit for the three-month period ended September 30, 2001 due to our operating loss position and the uncertainty of our ability to realize our deferred income tax assets, including our net operating loss carry forwards.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

   Revenue

         For the nine months ended September 30, 2001, we recognized gross revenue before non-cash charges related to equity issuances of approximately $86.2 million. This represents an increase of approximately $78.5 million compared to the same period in 2000. The increase is due to the sales of our Aurora Optical Switch and Aurora-128 to Dynegy Connect and Qwest during the nine months ended September 30, 2001, whereas sales for the same period in 2000 comprised mainly our Aurora 32. Non-cash charges related to equity issuances to customers totaled approximately $25.6 million for the nine months ended September 30, 2001, compared to approximately $0.6 million for the nine months ended September 30, 2000.

   Cost of Revenue

         For the nine months ended September 30, 2001, we incurred cost of revenue of approximately $56.7 million, which represents an increase of approximately $49.7 million over the same period in 2000. The increase was directly related to the corresponding increase in revenue and includes increased material costs of approximately $35.2 million, increased personnel costs of approximately $4.6 million and increased overhead costs of approximately $6.2 million. Cost of revenue for the nine months ended September 30, 2001 includes amortization of stock-based compensation of approximately $4.4 million.

   Research and Development Expense

         For the nine months ended September 30, 2001, we incurred research and development expense of approximately $48.6 million, which includes approximately $33.0 million of personnel costs and approximately $6.9 million of prototype development expense. Our research and development expense for the nine months ended September 30, 2001 increased by approximately $22.3 million over the same period in 2000. The increase is attributed primarily to an increase in personnel costs of approximately $21.9 million.

   Sales and Marketing Expense

         For the nine months ended September 30, 2001, we incurred sales and marketing expense of approximately $23.5 million, which includes approximately $14.1 million of personnel costs and approximately $6.2 million of costs related to marketing programs. Our sales and marketing expense increased by approximately $13.9 million over the same period in 2000. The increase resulted primarily from approximately $9.5 million of costs associated with the hiring of additional sales and marketing personnel, as well as increases in marketing program costs of approximately $2.4 million.

   General and Administrative Expense

         For the nine months ended September 30, 2001, we incurred general and administrative expense of approximately $18.7 million, which includes approximately $5.1 million of expenses for personnel and approximately $3.4 million of depreciation. Our general and administrative expense for the nine months ended September 30, 2001 increased by approximately $8.6 million over the same period in 2000. This was primarily the result of increased staffing levels, depreciation, facility and insurance expenses.

   Amortization of Intangible Assets and Goodwill

         For the nine months ended September 30, 2001, we incurred amortization expense of approximately $23.8 million, of which approximately $17.0 million related to the goodwill and intangible assets related to our acquisition of Astarte and approximately $6.8 million related to the acquisition of an intellectual property license from AT&T. We incurred amortization expense of approximately $0.8 million during the same period in 2000.

   Stock-Based Compensation Expense

         For the nine months ended September 30, 2001, we recorded approximately $50.5 million of stock-based compensation expense. This represents an increase of approximately $39.5 million over the same period in 2000. The increase resulted primarily from the issuance of additional options with an exercise price less than the deemed fair market value of our stock at the time of the grant.

   Interest Income, Net

         For the nine months ended September 30, 2001, we recorded interest income, net of interest expense, of approximately $7.4 million, as compared to interest income, net of interest expense, of approximately $3.1 million for the same period in 2000. Net interest income consists of interest earned on our cash and cash equivalent balances offset by interest expense related to outstanding borrowings. The increase in our interest income for this period is primarily attributable to the interest income on the cash proceeds from our initial public offering in May 2001 and our Series E preferred stock issuance in September 2000.

   Income Taxes

         We have recorded no income tax provision or benefit for the nine-month period ended September 30, 2001 due to our operating loss position and the uncertainty of our ability to realize our deferred income tax assets, including our net operating loss carry forwards.

   Liquidity and Capital Resources

         Since inception, we have financed our operations primarily through sales of our capital stock. As of September 30, 2001, our cash and cash equivalents totaled approximately $226.4 million and our working capital totaled approximately $243.9 million.

         Cash used in operating activities for the nine months ended September 30, 2001 was approximately $58.3 million, compared to $48.5 million for the same period in 2000. The increase of cash used in operating activities was approximately $9.8 million from the first nine months of 2000 compared to the first nine months of 2001. The increase is primarily attributable to an increased net loss, an increase in inventory and decreased accounts payables. This was partly offset by increases in depreciation, amortization and accrued expenses.

         Cash used in investing activities was approximately $52.2 million for the nine months ended September 30, 2001 and approximately $5.6 million for the same period in 2000. The increase in net cash used for investing activities reflected increased purchases of property and equipment primarily for computers and test equipment for our development and manufacturing activities as well as leasehold improvements.

         Cash generated by financing activities was approximately $148.7 million and $235.6 million for the nine months ended September 30, 2001 and 2000, respectively. In January 2000, we issued an additional $5.0 million of Series D preferred stock and in June 2000, we issued approximately $4.1 million of Series A preferred stock to existing shareholders upon the exercise of warrants. In September 2000, we raised net proceeds of approximately $212.5 million from the sale of our Series E preferred stock and net proceeds of approximately $10.0 million from the sale of our common stock. On May 17, 2001, we completed an initial public offering of 10,350,000 shares of common stock at a price of $15.00 per share. Net proceeds from this public offering were $139.5 million, after deducting underwriting fees, commissions and offering expenses. Pending our use of the net proceeds, we have invested them in interest bearing securities.

         In November 1999, we entered into a lease line of credit with Comdisco that allows us to finance up to $4.0 million of equipment purchases. The line bears an interest rate of 7.5% and expires in November 2002. As of September 30, 2000 and 2001, approximately $3.2 million and $0, respectively, were outstanding under this facility. We do not expect to make borrowings under this facility in the future.

         In September 2000, we entered into a $10.0 million line of credit with Commerce Bank. The line of credit bears interest at 6.75% and expires on June 30, 2002. As of September 30, 2000 and 2001, approximately $4.0 million and $8.0 million, respectively, were outstanding under this line of credit.

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

         On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, will cease upon adoption of this statement. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of". The Company is required to implement SFAS No. 142 on January 1, 2002. If SFAS No. 142 had been in effect for the nine-month period ended September 30, 2001, amortization expense related to goodwill and net loss would have been reduced by approximately $11.6 million; however, impairment reviews may result in future periodic write downs.

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 for fiscal years beginning after June 15, 2002, and has not yet determined the impact that this statement will have on its results of operations or financial position.

         In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived asses to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to implement SFAS No. 144 for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact that the adoption of SFAS No. 144 will have on its results of operations or financial position.

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

         We have incurred significant losses to date and expect to continue to incur losses in the future. We had net losses of approximately $110.3 million for the year ended December 31, 2000 and approximately $149.5 million for the nine months ended September 30, 2001. As of December 31, 2000 and September 30, 2001, we had an accumulated deficit of approximately $156.1 million and $305.6 million, respectively. We have large fixed expenses and expect to continue to incur significant manufacturing, research and development, sales and marketing, administrative and other expenses in connection with the ongoing development and expansion of our business. We expect these operating expenses to increase significantly as we increase our spending in order to develop and grow our business. In order to become profitable, we will need to generate and sustain higher revenue. If we do not generate sufficient revenues to achieve or sustain profitability, our stock price will likely decline.

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

         For the year ended December 31, 2000 and for the nine months ended September 30, 2001, we have derived significant revenue from sales under our contract with Extant, which was transferred to Dynegy Connect in September 2000. We anticipate that substantially all of our revenues for the foreseeable future will be derived from Cable & Wireless, Dynegy Connect and Qwest.

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

         We are currently very dependent on three customers. We must expand our customer base in order to succeed. If we are not able to attract new customers who are willing to make significant commitments to purchase our products and services for any reason, including if there is a downturn in their businesses, our business will not grow and our revenue will not increase. Our customer base and revenue will not grow if:

     o   customers are unwilling or slow to utilize our products;

     o we experience delays or difficulties in completing the development and introduction of our planned products or product enhancements;

     o our competitors introduce new products that are superior to our products;

     o   our products do not perform as expected; or

     o   we do not meet our customers' delivery requirements.

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

         Our sales cycle is lengthy because a customer's decision to purchase our products involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. We may incur substantial expenses and devote senior management attention to potential relationships that may never materialize, in which event our investments will largely be lost and we may miss other opportunities. In addition, after we enter into a contract with a customer, the timing of purchases and deployment of our products may vary widely and will depend on a number of factors, many of which are beyond our control, including:

     o   specific network deployment plans of the customer;

     o   installation skills of the customer;

     o   size of the network deployment;

     o   complexity of the customer's network;

     o   degree of hardware and software changes required; and

     o   new product availability.

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

         Our industry has experienced a rapid erosion of average product selling prices. Consistent with this general trend, we anticipate that the average selling prices of our products will decline in response to a number of factors, including:

     o   competitive pressures;

     o   increased sales discounts; and

     o   new product introductions by our competitors.

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

         We will incur significant additional non-cash charges as a result of our acquisition of Astarte and our acquisition of an intellectual property license from AT&T. The goodwill and intangible assets associated with the Astarte acquisition are approximately $113.3 million. The intangible asset associated with the acquisition of the AT&T license is approximately $45.0 million.

         In addition, we have recorded deferred compensation expense and have begun to amortize non-cash charges to earnings as a result of options and other equity awards granted to employees and non-employee directors at prices deemed to be below fair market value on the dates of grant. Our future operating results will reflect the continued amortization of those charges over the vesting period of these options and awards. At September 30, 2001, we had recorded deferred compensation expense of approximately $159.6 million, which will be amortized to compensation expense between 2001 and 2005.

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

Economic recessions or downtowns could harm our operating results.

         Our customers may be susceptible to economic slowdowns or recessions and could lead to a decrease in revenue. The terrorist attacks of September 11, 2001 on New York City and Washington, D.C., and the continuing acts and threats of terrorism are having an adverse effect on the U.S. economy and could possibly induce or accelerate the advent of an economic recession. Our government's political, social, military and economic policies and policy changes as a result of these circumstances could have consequences that we cannot predict, including causing further weakness in the economy. The near- and long-term impact of these events on our business, including on the industry section in which we focus and our customers and prospective customers, is uncertain. Our operating results and financial condition consequently could be materially and adversely affected in ways we cannot foresee.

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

         If we are unable to fix any defects or errors or other problems arise, we could:

     o   lose revenues;

     o   lose existing customers;

     o   fail to attract new customers and achieve market acceptance;

     o   divert development resources;

     o   increase service and repair, warranty and insurance costs; and

     o   be subjected to legal actions for damages by our customers.

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

         If we do not compete successfully in the intensely competitive market for public telecommunications network equipment, we may lose any advantage that we might have by being the first to market with an optical switch prior to achieving significant market penetration. In addition to losing any competitive advantage, we may also:

     o   not be able to obtain or retain customers;

     o   experience price reductions for our products;

     o   experience order cancellations;

     o   experience increased expenses; and

     o   experience reduced gross margins.

Many of our competitors, in comparison to us, have:

     o   longer operating histories;

     o   greater name recognition;

     o   larger customer bases; and

     o significantly greater financial, technical, sales, marketing, manufacturing and other resources.

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

         We have expanded our operations rapidly since our inception in May 1997. Our growth has placed, and we anticipate that our growth will continue to place, a significant strain on our management systems and resources. Our ability to successfully sell our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. From September 30, 2000 to September 30, 2001, the number of our employees increased from 308 to 545. We expect that we will need to continue to refine and expand our financial, managerial and manufacturing controls and reporting systems. If we are unable to implement adequate control systems in an efficient and timely manner, our operations could be adversely affected and our growth could be impaired, which could cause the price of our stock to decline.

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

         We are expanding the marketing and sales of our products internationally. This expansion will require significant management attention and financial resources to successfully develop international sales and support channels. We will face risks and challenges that we do not have to address in our U.S. operations, including:

     o   currency fluctuations and exchange control regulations;

     o   changes in regulatory requirements in international markets;

     o expenses associated with developing and customizing our products for foreign countries;

     o   reduced protection for intellectual property rights; and

     o compliance with international technical and regulatory standards that differ from domestic standards.

         If we do not successfully overcome these risks and challenges, our international business will not achieve the revenue or profits that we expect.

We may not be able to obtain additional capital to fund our existing and future operations.

         At September 30, 2001, we had approximately $226.4 million in cash and cash equivalents. We believe that our available cash, our line of credit facilities and cash anticipated to be available from future operations, will enable us to meet our working capital requirements for the next 12 months. The development and marketing of new products, however, and the expansion of our direct sales operation and associated customer support organization will require a significant commitment of resources. As a result, we may need to raise substantial additional capital. We may not be able to obtain additional capital at all, or upon acceptable terms. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of our planned product development and marketing and sales efforts. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of additional securities could result in dilution to our existing stockholders. If additional funds are raised through the issuance of debt securities, their terms could impose additional restrictions on our operations.

If we make acquisitions, our stockholders could be diluted and we could assume additional contingent liabilities. In addition, if we fail to successfully integrate or manage the acquisitions we make, our business would be disrupted and we could lose sales.

         We may, as we did with the acquisition of Astarte, consider investments in complementary businesses, products or technologies. In the event of any future acquisitions, we could:

     o issue stock that would dilute our current stockholders' percentage ownership;

     o incur debt that will give rise to interest charges and may impose material restrictions on the manner in which we operate our business;

     o   assume liabilities;

     o incur amortization expenses related to goodwill and other intangible assets; or

     o   incur large and immediate write-offs.

We also face numerous risks, including the following, in operating and integrating any acquired business, including Astarte:

     o   problems combining the acquired operations, technologies or products;

     o   diversion of management's time and attention from our core business;

     o adverse effects on existing business relationships with suppliers and customers;

     o risks associated with entering markets in which we have no or limited prior experience; and

     o potential loss of key employees, particularly those of acquired companies.

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

         We rely on a small number of contract manufacturers to manufacture our products in accordance with our specifications and to fill orders on a timely basis. Our contract manufacturers may not always have sufficient quantities of inventory available to fill our orders or may not allocate their internal resources to fill these orders on a timely basis.

         We currently do not have long-term contracts with any of our manufacturers. As a result, our contract manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. If for any reason these manufacturers were to stop satisfying our needs without providing us with sufficient warning to procure an alternate source, our ability to sell our products could be harmed. In addition, any failure by our contract manufacturers to supply us with our products on a timely basis could result in late deliveries. Our inability to meet our delivery deadlines could adversely affect our customer relationships and, in some instances, result in termination of these relationships or potentially subject us to litigation. Qualifying a new contract manufacturer and commencing volume production is expensive and time- consuming and could significantly interrupt the supply of our products. If we are required or choose to change contract manufacturers, we may damage our customer relationships and lose revenue.

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

         We purchase several key components from single or, in some cases, limited sources. We do not have long-term supply contracts for these components. If any of our sole or limited source suppliers experience capacity constraints, work stoppages or any other reduction or disruption in output, they may not be able or may choose not to meet our delivery schedules. Also, our suppliers may:

     o   enter into exclusive arrangements with our competitors;

     o   be acquired by our competitors;

     o stop selling their products or components to us at commercially reasonable prices;

     o   refuse to sell their products or components to us at any price; or

     o be unable to obtain or have difficulty obtaining components for their products from their suppliers.

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

Item 2.       Changes in Securities and Use of Proceeds

              (a)     Changes in Securities

                      On September 26, 2001, we issued 71,316 shares of common stock to Comdisco, Inc. upon the cashless exercise of two warrants to purchase 29,509 shares of our Series C preferred stock based on an exercise price of $3.05 per share. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

              (b)     Use of Proceeds

                      On May 17, 2001 in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-46362) was declared effective by the Securities and Exchange Commission. The net proceeds of our initial public offering were approximately $139.5 million.

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

                                  TELLIUM, INC.




Dated: November 09, 2001           /s/ Harry J. Carr
                                  ---------------------------------------
                                  Harry J. Carr
                                  Chairman of the Board and
                                   Chief Executive Officer




Dated: November 09, 2001           /s/ Michael J. Losch
                                  ---------------------------------------
                                  Michael J. Losch
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)