Form 10-K
period 2001-12-31
TELLIUM INC
filed 2002-04-01
CIK 1101680

================================================================================

                       SECURITIES AND EXCHANGE COMMISION
                         Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                       Commission File Number 000-32743

                                 TELLIUM, INC.
            (Exact name of registrant as specified in its charter)

                         Delaware                     22-3509099
              (State or other jurisdiction of      (I.R.S. Employer
              incorporation or organization)      Identification No.)

                               2 Crescent Place
                       Oceanport, New Jersey 07757-0901
              (Address of principal executive offices, zip code)

                                (732) 923-4100
          (Registrant's telephone number, including area code)

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                             Title of each class:

                               -----------------

                     Common Stock, Par Value $.001

                               -----------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregated market value of the 112,471,660 shares of Common Stock of the Registrant issued and outstanding as of February 28, 2002, excluding 39,293,435 shares of Common Stock held by affiliates of the Registrant was $152,942,490. This amount is based on the last reported sales price of the Common Stock on the Nasdaq Stock Market of $2.09 per share on February 28, 2002.

For purposes of this computation, shares held by certain stockholders and by directors and executive officers of the registrant have been excluded. Such exclusion of shares held by such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates by reference information from registrant's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders of the registrant.

================================================================================

                               TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----

         PART I

Item 1.  Business.............................................................................    2

Item 2.  Properties...........................................................................   14

Item 3.  Legal Proceedings....................................................................   14

Item 4.  Submission of Matters to a Vote of Security Holders..................................   14

         PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................   15

Item 6.  Selected Financial Data..............................................................   16

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations   17

Item 7A. Quantitative and Qualitative Disclosure About Market Risk............................   36

Item 8.  Financial Statements and Supplementary Data..........................................   36

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.   36

         PART III

Item 10. Directors and Executive Officers of the Registrant...................................   37

Item 11. Executive Compensation...............................................................   37

Item 12. Security Ownership of Certain Beneficial Owners and Management.......................   37

Item 13. Certain Relationships and Related Transactions.......................................   37

         PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  F-1

EXHIBIT INDEX................................................................................. II-2

SIGNATURES.................................................................................... II-4

                          FORWARD-LOOKING STATEMENTS

   Certain matters discussed in this Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, forecasts and assumptions of the Company that involve risks and uncertainties. We consider all statements regarding anticipated or future matters, including without limitation the following, to be forward-looking statements:

--our expected future financial position, revenue growth, earnings, earnings per share, liquidity, results of operations, profitability, cash flows and other financial items;

--financing plans and capital expenditures;

--business strategy;

--plans and objectives of management for future operations;

--growth opportunities for existing products and services;

--benefits from new technology; and

--any statements using forward-looking words, such as "anticipate", "believe", "could", "estimate", "intend", "may", "should", "will", "would", "projects", "expects", "plans", or other similar words.

   These forward-looking statements involve risks and uncertainties which could cause actual results to differ materially, including without limitation, the risk that:

--customers could fail to place expected orders for our products;

--we are unable to reach commercially acceptable contract terms with new customers;

--we must lower prices for our products, or we experience a decline in market share, due to competition or price pressure by customers;

--our products fail to meet contract specifications or industry standards that may emerge;

--general economic conditions or conditions within our industry continue to worsen, or improve more slowly than we expect; and

--we are unable to develop new and enhanced products.

   Other factors which could materially affect such forward-looking statements can be found under the heading "Risk Factors" in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" section of this Form 10-K. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements in this Form 10-K are only made as of this date, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                                    PART I

ITEM 1.  BUSINESS

Overview
   We design, develop and market high-speed, high-capacity, intelligent optical switches that enable telecommunications service providers to quickly and cost-effectively deliver new high-speed services. Intelligent optical switches are products that are installed in the core, or center, of telecommunications networks to manage the flow of optical signals, which are beams of light transmitted over fiber optic cables. With the growth of the Internet and the global deregulation of telecommunications services, there continues to be an increase in data traffic, as well as accelerating demand for new and complex services and network capacity. Our service provider customers are under increasing pressure to improve and expand data services and to upgrade their networks in a timely and cost-effective manner. We believe that the network equipment that service providers are currently using does not offer them sufficient flexibility to improve their data service offerings and upgrade their networks in a timely and cost-effective manner.

   Our products include highly reliable hardware, standards-based operating software and integrated network planning and network management tools designed to deliver intelligent optical switching for public telecommunications networks. Our products are specifically designed to manage very high-speed optical signals and can be easily expanded, enabling service providers to grow and manage their networks quickly and efficiently to keep pace with dynamic requirements of data services. We have designed our products to be cost-effective for emerging service providers as they begin to build out their networks, as well as for established service providers to expand and enhance the capabilities of their existing networks. Our optical switches operate with existing optical networking equipment to support the transition from older networks to advanced, intelligent optical networks without service disruption. This capability protects service providers' prior investment in fiber optics and transmission equipment. Our optical switches are easily upgraded, providing our customers with the ability to adopt new technologies and features without the need to replace our equipment.

   We were incorporated in Delaware on April 21, 1997 as MWD, Inc. and began business operations on May 8, 1997. We changed our name to Tellium, Inc. on June 3, 1997. Our principal executive offices are located at 2 Crescent Place, Oceanport, New Jersey 07757-0901 and 185 Route 36, Building D, West Long Branch, New Jersey 07764, and our telephone number is (732) 923-4100. Our World Wide Web site address is www.tellium.com. Information contained in our Web site is not incorporated by reference into this report, and you should not consider information contained in our Web site as part of this report.

Industry Background

  Increase in Data Traffic is Leading to Increased Demand for Network Capacity

   The global adoption of the Internet and the World Wide Web continues to increase data traffic in the world's public telecommunications networks. Consumers and businesses are increasingly using the Internet for applications such as electronic mail, electronic commerce and other voice, video and data services. This additional traffic demand continues to accelerate with the ongoing deployment and increased use of high-capacity network access technologies, such as cable modems and digital subscriber lines, that enable commercial and consumer users to transmit and receive large volumes of information. This growth is expected to increase the demand for capacity, or bandwidth, at all levels of public networks.

  Deregulation Has Resulted in Increased Competition

   Deregulation of the telecommunications industry worldwide has opened markets to new providers and permitted existing service providers to offer competing services in expanded geographic areas. The ability to create and offer new services quickly and cost-effectively is an important competitive advantage among service providers. Competition has also reduced prices for service offerings, decreasing margins and forcing service providers to look to new technology to provide increased operating efficiencies.

Today's Optical Network

   Optical networking refers to the use of fiber optic cables and connections that use light, rather than electricity, to transfer information. These fiber optic cables are connected to equipment that sends the streams of data carried by light over the fiber optic cables. The high performance of optical networking has led to rapid deployment of fiber optic networks.

   Today, service providers employ two primary methods for managing and transporting traffic within their optical networks. SONET/SDH, which stands for synchronous optical network/synchronous digital hierarchy, is used to provide operational features. DWDM, which stands for dense wave division multiplexing, is used to add capacity.

   SONET, in North America, and SDH, in Europe and other countries, are standards that govern the management of traffic within an optical network. SONET/SDH equipment combines multiple, low-speed signals into higher-speed connections to transport these signals across the optical network. SONET/SDH also provides the ability to restore services in the event of failures in the signal path.

   Dense wave division multiplexing is an optical transport technology that dramatically multiplies the amount of traffic that can be carried over a fiber optic network by dividing each beam of light into multiple, discrete beams of light, referred to as channels. Service providers have widely deployed dense wave division multiplexing technology to increase capacity within their long-distance networks. However, as hundreds of channels are added across the network, complexities and inefficiencies increase. Dense wave division multiplexing equipment alone is incapable of performing key functions that SONET/SDH equipment performs, such as performance monitoring, identification of faults and restoration of service, that ensure reliable network operations. For this reason, service providers have typically deployed both SONET/SDH and dense wave division multiplexing equipment in their optical networks.

  Reduction of capital and operating expenses is paramount

   Carriers are under increasing pressure to reduce their capital and operating expenses while increasing their service offerings. They are under intense pressure to hold or decrease their annual expenses in order to improve their overall business model.

Limitations of Existing Optical Networks

   Many aspects of today's network designs limit service providers' ability to cost effectively expand their networks and efficiently meet increasing capacity and service demands. The following are key limitations of the existing networks:

  . SONET/SDH systems were designed to support voice traffic. SONET/SDH systems combine multiple dedicated voice channels into higher-speed channels. While this approach provides quality delivery of traditional voice traffic, SONET/SDH standards are very inefficient for unpredictable and dynamic data traffic that does not fit neatly into channels. Moreover, the multiple signals are broken down and recombined at every network intersection, negatively impacting performance of the network. Data traffic exhibits enormous peaks in demand that SONET/SDH standards cannot support in an efficient manner at reasonable cost.

  . Current networks use a ring design. SONET/SDH equipment is typically set up in what is called a ring to connect several intersections in a network. Optical paths are linked in rings so that in the event of a single fiber cut or single equipment failure between two points on the ring, the signal can be immediately directed through another path, called the protection path of the ring. However, there are several disadvantages to ring networks. The delivery of high-speed services across many of these network intersections takes months to test and deploy due to the amount and complexity of the equipment that must be connected to the rings. In addition, for every service path in a ring a duplicated path for protection is reserved, which forces half of the overall capacity of the network to be dedicated to protection capacity that is rarely used.

  . Current network upgrades are difficult and expensive. All of the SONET/SDH equipment operating in the same part of the network must transmit and receive data at the same speed. Therefore, if a service provider needs to increase the speed in one part of the network, the service provider must replace every part of the network with new, costly, higher-speed equipment in order for the upgrade to be effective. This process can take months of intense planning and deployment, slowing a service provider's ability to respond to substantial or unplanned increases in the demand for higher capacity. As each new dense wave division multiplexing channel is put into service, it must be permanently connected to the existing network, a time and labor-intensive process. As end users' data demands change and grow, these permanent connections limit service providers' abilities to change their network quickly in response to service requests. Service providers therefore must route new services across their networks in inefficient ways, using more equipment and connections and creating more points of failure in order to achieve the desired connection.

  . Current networks are difficult to set up. Current networks contain large numbers of individual pieces of equipment, each of which must be separately set up, connected and reconnected in response to each new customer order. This complex process is referred to as provisioning. These efforts require technicians to visit multiple locations in the network to reconnect paths and install hardware and software, a process that often requires hundreds of separate tasks. This process can take months and requires the efforts of a large, highly-skilled workforce equipped with specialized tools and knowledge.

  . SONET/SDH equipment currently requires substantial central office space and power. Service providers' central office facilities are increasingly crowded with many types of equipment that must be connected to the network. In addition, deregulation has forced service providers to share their facilities with competitors. As a result, space for equipment has become scarce and expensive. SONET/SDH equipment occupies a large amount of space, which limits capacity for network expansion. The increase in amount of equipment has also resulted in additional power consumption, cooling requirements and other related overhead costs.

   As a result of these limitations, service providers face considerable costs of building and managing networks, which are unlikely to be recovered over an acceptable period of time. In addition, each day of delay in service delivery is a day of lost revenue and negatively impacts customer satisfaction. To date, the steps that service providers have used to address these limitations have largely been tactical and incremental, such as buying more fiber, installing new SONET/SDH rings, increasing the speed of existing rings and employing more dense wave division multiplexing to increase fiber capacity. Service providers are seeking more strategic solutions that remove these limitations by upgrading the overall network in a cost-effective manner.

Service Provider Requirements for the New Optical Network

   To overcome existing network limitations, service providers need a way to build a new network that is designed for data traffic rather than traditional voice traffic without disrupting current voice and data services. The network must support the ability to deliver optical services, anywhere, at any time, for any customer. In addition, emerging service providers need a network that allows them to grow quickly with lower capital costs and reliable, modular equipment that reduces their operating expenses while increasing their revenue opportunities. Specifically, the new optical network must:

  . Reduce operational and maintenance costs. The new network must have operational and maintenance costs that are substantially lower than the current network incurs with respect to personnel, space occupied, power consumption and cooling requirements. The new network also must limit the number of times personnel need to be dispatched to other locations by providing the capability to easily and automatically make changes in support of service delivery, maintenance and administration.

  . Reduce capital costs. The new network must allow service providers to reduce the amount of equipment required to deploy and expand the network, allowing service providers to reallocate capital for new services and additional capacity.

  . Rapidly provision and restore optical services. The new network must allow service providers to provision and restore optical services to end users quickly, while significantly reducing manual labor-intensive activities.

  . Enable the development of new optical services. As competition among service providers increases, the new network must be flexible enough to allow service providers to differentiate themselves and increase revenues by providing their customers with new value-added services.

  . Provide for easy upgrades. The new network must be easy to upgrade in order to accommodate emerging technologies and enable future services. Today's networks are generally rigid in design, with limited ability to implement breakthrough technologies such as optical switching. Service providers typically seek a network that is upgradable without major disruption to the design and layout of the network. This approach extends the life of the products, reduces capital replacement costs and simplifies the introduction of new technologies.

  . Deploy proven, reliable products. Given the many pressures that service providers face, they do not want to risk their networks by deploying unproven products. They seek products that have been thoroughly tested and verified through previous deployments and comprehensive testing and evaluation.

The Tellium Solution

   We design, develop and market high-speed, high-capacity, intelligent optical switches that enable network service providers to quickly and cost-effectively deliver new high-speed services. Our first-generation products are field-proven, having been in service since 1999. Our second-generation products are both in deployments and laboratory evaluation with global service providers. These products benefit from the experience gathered from nearly three years of live service of our first-generation products. Our products are designed specifically to manage very high-speed optical signals in the core, or center, of high-capacity communications networks. Our products do not provide other network functions such as combining low-speed electrical signals into higher speed optical signals. Service providers who do not deploy high-capacity networks or do not need high-capacity optical switching are unlikely to use our optical switching products. We have a world-class technology team that has pioneered many innovations in optical network engineering and has a strong heritage in the telecommunications industry. Our optical switches provide the following key benefits to service providers:

  . Improved network design. Our optical switches are designed to enable service providers to reduce their costs by deploying a network that is more efficient than SONET/SDH rings. In this approach, called shared mesh architecture, each network junction is connected to any number of other network junctions, allowing for multiple paths through the network. With this design, shared mesh networks are more efficient in their utilization of equipment, while still achieving the important goal of rapidly restoring service after a network failure. In addition, shared mesh networks are simpler to operate, administer and maintain than SONET/SDH ring networks.

  . Simplified delivery of new services. Our optical switches help service providers to create flexible optical networks, enabling reliable, fast, cost-effective delivery of new and existing optical data services. Our optical switches enable a new generation of data networking equipment to deliver data directly to the optical network and bypass costly SONET/SDH equipment. Service providers can combine their existing equipment with our optical switches to deliver data services with improved expandability, flexibility and survivability.

  . Fast provisioning of new services. Our optical switches are designed to allow service providers to provision services across their networks in a matter of minutes, replacing a process which can often take up to several months. Our advanced administration and management software allows service providers to provision their networks from a central management workstation in anticipation of changing end-user needs, eliminating the requirement to dispatch personnel to remote locations. As a result, re-routing traffic around network bottlenecks or failure points becomes easier, allowing service providers to offer their customers on-demand service delivery and fast recovery from network failures. More efficient and rapid network provisioning can lead to direct cost savings and revenue opportunities for our customers. In a highly competitive industry, our customers are able to differentiate themselves from their competitors by offering faster, more reliable services with increased flexibility.

  . Easy network expansion. Our optical switches are designed to help service providers expand their networks rapidly, enabling new revenue-generating services that meet their customers' needs. Our products convert the optical network from a system requiring manual changes to a dynamic system in which it is easy to add or change components. Our Aurora Optical Switch, for example, offers the same or greater capacity than other systems on the market, in a physical configuration that is smaller, consumes less power and has a lower cost per connection.

  . Cost-effectiveness. Our optical switches are designed to enable service providers to eliminate costly SONET/SDH equipment while retaining the features that service providers expect. Our products include modular, configurable hardware and software that allow our customers to retain their investments as they expand capacity and automate operations, while also significantly reducing the cost of service delivery. Our software reduces the amount of equipment required by operating in a mesh network. Service providers can install the capability to restore traffic with less capital equipment and less floor space, reducing both capital and ongoing costs while maintaining fast restoration time.

  . Compatibility with existing networks. Our optical switches can be deployed quickly because they are compatible with existing networks. Our products are designed to support and enable mesh networks and operate with existing ring networks. Our equipment interoperates with a wide range of network hardware, such as dense wave division multiplexing systems, data network equipment, and all major types of SONET/SDH products. In addition, we offer comprehensive network management, planning and administration software that communicates with existing network management systems through common standards.

  . Flexible products. Our optical switches are designed to be highly flexible and upgradable. For example, it is easy for a technician to add or remove components in our switches without interrupting or compromising the performance of the network. All of our products share a common management software system. A service provider can start small, using our products from the initial deployment through future network expansion. As our equipment is upgraded, there is no requirement to reprogram the connections between our products and other equipment and software systems in the network.

Strategy

   Our objective is to be a leading provider of intelligent optical switching solutions for global public telecommunications networks. The key elements of our strategy include the following:

  . Maximize our first mover advantage. We were the first optical switching vendor to place into service a high-performance optical switch, the Aurora 32. We are currently shipping for commercial deployments and lab evaluations our high-capacity second-generation switch, the Aurora Optical Switch and our Aurora 128, a cost-efficient, compact alternative for smaller offices. We intend to maintain and extend this leadership position by continuing to invest in research and development. We may also make acquisitions in order to expand our base of technology expertise, intellectual property and product capability.

  . Maintain a tight focus on optical switching. We are focused on providing a full range of optical switches for the high-performance optical network. We intend to commit a substantial portion of our research and product development efforts toward the goal of creating an industry-leading optical switching product line. We believe that our focus gives us a time-to-market advantage over our competitors whose efforts are more broadly dispersed over multiple product lines.

  . Build on our heritage. Our founders and first employees were pioneers of optical networking at Bellcore. Our technical staff and management team comes from leading companies in the optical engineering and telecommunications equipment industries, prominent service providers and renowned academic institutions. We believe that this heritage provides us with a depth of expertise and proven operating experience that is unique in our industry. We will continue to build on this heritage of excellence throughout our engineering and management staff by aggressively recruiting top talent from around the world.

  . Build on our relationships with our customers. Our management, engineering and sales forces have strong contacts and long-standing relationships with key people in the networking and optics industries, as well as in our customer base. We believe that our experience and relationships will enable us to sell additional products to our existing customers, add new customers and bring innovative products to market that meet our customers' needs.

  . Expand our sales force and distribution channels. We intend to continue building an experienced sales force that specializes in selling optical switches to service providers. We will also add to our systems engineering force in order to help our customers implement our products. Additionally, we intend to expand our distribution network in order to reach a broader base of customers, particularly in international markets.

  . Maximize our ability to expand our operations. We outsource our manufacturing and purchase some key components from third parties. Outsourcing enables us to focus on our core competencies, including product development, marketing and sales and allows us to rapidly increase our ability to meet demand for our products.

Tellium Products

   Our products include highly reliable hardware, standards-based operating software and network planning and integrated network management tools designed to deliver intelligent optical switching for public telecommunications networks. Our products consist of optical switches that intelligently route optical traffic between network intersections and enable service providers to rapidly plan, provision, manage and restore services. Our optical switching products deliver the operational benefits of today's SONET/SDH standards, including performance monitoring, identification of faults and service restoration, while eliminating complex and expensive SONET/SDH equipment. Our products also enable service providers to rapidly plan and provide new, revenue generating services to their customers. Our line of optical switches is specifically designed for use in the core, or center, of a wide variety of networks, including metropolitan, regional and national networks.

Optical Switching Products Summary

   All of our products go through a development and customer evaluation process before the customer begins using the product in its operations. The length of this process will vary, depending on the product and the customer. For purposes of the following chart, a product is described as "in development" if our engineers currently are preparing and developing the product for eventual customer use. A product is described as "in service" if the customer has begun commercial use of the product.

   We sell the following optical switching and software products:

                                                      Hardware Products
Product Name                                            Capabilities                     Status
------------                                          -----------------                  ------
Aurora 32/TM/                            OC-3, OC-12 and OC-48 (SONET) STM-1,        In service
                                         STM-4 and STM-16 (SDH)
Aurora Optical Switch/TM/                OC-48 (SONET), OC-192 (SONET), STM-         In service
                                         16 and STM-64 (SDH)
Aurora 128/TM/                           OC-48 (SONET), OC-192 (SONET), STM-         In service
                                         16 and STM-64 (SDH)
Aurora Full-Spectrum/TM/                 OC-192 and OC-768 (SONET) STM-64 and        In development
                                         STM-256 (SDH) Transparent Optical Paths

                                                      Software Products
Product Name                                            Capabilities                     Status
------------                                          -----------------                  ------
StarNet Operating System/TM/             End-to-end service delivery and restoration In service
StarNet Wavelength Management System/TM/ End-to-end wavelength management            In service
StarNet Design Tools/TM/                 Network planning and design                 In service

   Our line of Aurora optical switches enables service providers to automate the delivery of optical services, reduce their costs by enabling optical shared mesh networking, restore optical services in the event of network failures and redirect traffic around network bottlenecks. Our Aurora optical switches also provide the ability to connect high-speed data networking equipment directly to the optical network without requiring additional expensive SONET/SDH equipment.

   Our hardware and software products are designed to seamlessly operate within existing optical networking equipment, protecting service providers' prior investment in fiber optic and transmission equipment. Our systems are modular, enabling in-service growth, from a single optical switch channel to thousands of optical channels, in increments as small as one channel at a time.

   Our software products, combined with our optical switches, support rapid, automated planning, provision and restoration of the optical network using point and click operations. This capability addresses the time-to-market requirements that our service provider customers must meet. In addition, our products reduce service providers' costs by delivering shared mesh networking and eliminating expensive SONET/SDH equipment while still providing all of the operational features needed to manage networks.

   Aurora 32. The Aurora 32 is a compact optical switch designed to connect optical paths primarily in small central offices or metropolitan networks. The Aurora 32 is designed for service providers that desire equipment that occupies a small amount of floor space. This system switches 32 optical channels under software control that can carry data with speeds ranging from 155 megabits per second up to 2.5 gigabits per second to support the rapidly changing environment of metropolitan areas. Through simple software commands, service providers can upgrade the speed of an optical channel without changing any hardware. The Aurora 32 is in service and has been carrying live traffic in customer networks since April 1999.

   Aurora 128. The Aurora 128 is a compact version of the Aurora Optical Switch, supporting all of the same features and functions. Its capacity is 320 gigabits per second of switching bandwidth or 128 optical channels at

2.5 gigabits per second. Each channel supports either SONET or SDH signals under software control. The Aurora 128 operates at optical signal speeds up to 10 gigabits per second. We announced the development of the Aurora 128 in May 2001 and it is carrying live traffic.

   Aurora Optical Switch. The Aurora Optical Switch is designed to provide automated service delivery and restoration of optical services in primarily regional and national networks. Its initial capacity delivers 1.28 terabits per second of switching bandwidth or 512 optical channels at 2.5 gigabits per second. Each of the channels supports either SONET or SDH signals under software control. The Aurora Optical Switch operates at optical signal speeds up to 10 gigabits per second and is designed for service providers that anticipate high rates of growth in their network locations. The Aurora Optical Switch is designed to grow to many times its initial capacity while the network and product remain in service. The Aurora Optical Switch is in service and is carrying live traffic.

   Aurora Full-Spectrum. The Aurora Full-Spectrum is an all-optical switch currently in development. The Aurora Full-Spectrum will feature an all-optical switch that is being designed to switch at OC-768 and faster signal speeds. It supports the mesh networking features and intelligence found in our other products, while switching optical traffic at more than 40 gigabits per second.

   StarNet Operating System--Service Delivery and Restoration Software. Our StarNet Operating System is purchased by service providers in conjunction with our optical switches. The StarNet Operating System software provides communication between switches, routes optical signals around network failures and bottlenecks, performs optical service provisioning for the mesh networks, and supports the full range of Aurora switches. Our StarNet Operating System software allows a single path, called the protection path, to serve as backup to several working paths, saving much of the equipment cost of traditional ring networks. The StarNet Operating System is currently in service.

   StarNet Wavelength Management System--Network Management Software. Our StarNet Wavelength Management System provides fault location, network configuration, performance monitoring and analysis and network security. In addition, this system provides the capability to operate, administer, maintain and provision the entire optical switching network, not just individual network elements. Our StarNet Wavelength Management System is currently in service.

   StarNet Design Tools--Software Planning and Design Tools for Optical Networks. StarNet Design Tools allow customers to plan and design networks with optical switches. These tools allow the user to optimize the network plan for minimum cost and provide the user with graphical network comparisons so they can compare SONET/SDH ring architectures with optical mesh architectures. The StarNet Design Tools consist of two modules, the StarNet Planner and the StarNet Modeler. The Planner is used to create and plan the optical layer of a telecommunications network. The Modeler is used to simulate and optimize a network's performance prior to field deployment. Both of these products work in conjunction with the StarNet Wavelength Management System. StarNet Design Tools are currently in service.

Customers

   Our target customer base includes emerging and established service providers. These include long-distance carriers and wholesale service providers, Internet service providers and cable operators. We have been shipping our products since January 1999, and our products have been in service and carrying live traffic for three years.

   In August 2000, we entered into a five-year contract with Cable & Wireless, a multinational provider of voice, data and network services. Under the terms of this contract, Cable & Wireless has a minimum purchase commitment of $350 million for the worldwide deployment of our products, including the Aurora Optical Switch, the StarNet Wavelength Management System and the StarNet Operating System. Cable & Wireless has conducted laboratory testing of our Aurora Optical Switch at our facilities. We expect to commence commercial shipment under this contract during 2002. Our agreement with Cable & Wireless gives it the right to reduce its minimum purchase commitment from $350 million to $200 million if we do not maintain a technological edge so that there exists in the marketplace superior technology that we have not matched. However, if the minimum purchase commitment under our agreement is reduced, then, at the end of the contract term, all purchases made by Cable & Wireless, including prior purchases, will be repriced at a higher rate. Cable & Wireless has the right to terminate the agreement if we breach our obligations under the contract and fail to remedy the breach within 30 days, we are prevented by forces beyond our control from performing our obligations under the contract for more than 60 days or we persistently breach our obligations under the contract, whether or not cured.

   In September 1999, we entered into a five-year contract with Extant. On September 29, 2000, Extant was acquired by Dynegy Global Communications, a wholly-owned subsidiary of Dynegy, a publicly-traded energy company. As part of the acquisition, our contract with Extant was transferred to Dynegy Connect, a limited partnership owned 80% by subsidiaries of Dynegy and 20% by Telstra Corporation, an Australian telecommunications and information services company. Dynegy is proceeding with Extant's network build-out and in October of 2001 announced the commercial availability of its 44 city network spanning 16,000 miles with Tellium products at the core. Including prior purchases, we expect Dynegy Connect will purchase approximately $250 million of products under the contract, although it has no obligation to do so. However, under the terms of this contract, Dynegy Connect is required to purchase its full requirements for optical switches from us until November 1, 2003. Dynegy Connect has the right to terminate the agreement if, among other things, we breach a material obligation under the contract and fail to remedy the breach within 30 days, or we violate any applicable law and so materially impair Dynegy Connect's ability to perform its material obligations or receive its material benefits under the contract. Our Aurora Optical Switch, Aurora 128, Aurora 32, StarNet Wavelength Management System, StarNet Design Tools and StarNet Operating System have been in service in the Dynegy Connect network since April 2000 (for the Aurora 32 and related software) and October 2001 (for the Aurora Optical Switch, Aurora 128 and related software). Dynegy Connect conducted laboratory testing of our Aurora Optical Switch in the fourth quarter of 2000 and we commenced commercial shipment under this contract during the first quarter of 2001. In the second quarter of 2001, we commenced commercial shipment of the Aurora 128 to Dynegy Connect. In 1999 we granted to affiliates of Dynegy Connect a warrant to purchase 5,226,000 shares of our common stock at an exercise price of $3.05 per share.

   In September 2000, we entered into a contract with Qwest, a multinational provider of voice, data and network services, relating to the sale of our products. This contract was amended in April and in December 2001. Under the terms of the contract as amended in April 2001, Qwest had a minimum purchase commitment of $300 million over the first three years of the contract and, subject to extensions under a limited circumstance, an additional $100 million over the following two years of the contract for the deployment of our products. As the contract was amended in December 2001, Qwest has agreed to purchase approximately $400 million (including prior purchases) of our products over the term of the contract, subject to reaching agreement on pricing and technical specifications, and also on the schedule of development, production and deployment of our Aurora Full-Spectrum switches. This contract expires on December 31, 2005. Under the amendment, we have also agreed to give Qwest additional flexibility to extend or terminate the remainder of the commitment in a variety of circumstances. Products covered under the amended contract include the Aurora Optical Switch, the StarNet Software Suite, including the StarNet Wavelength Management System and the StarNet Operating System, and Tellium's next generation all-optical switch, the Aurora Full-Spectrum. Qwest began conducting laboratory testing of our Aurora Optical Switch in the fourth quarter of 2000, and all products except the Aurora Full-Spectrum are currently shipping. The Aurora Full-Spectrum is currently in development. As part of our previous contract with Qwest, we had issued three warrants to a wholly-owned subsidiary of Qwest to purchase 2,375,000 shares of our common stock at an exercise price of $14.00 per share. Of those shares, one million relate to the first warrant and are currently vested and exercisable. The remaining two warrants representing 1,375,000 shares were terminated coincident with the December 2001 contract amendment.

   We also have shipped our Aurora 32 optical switch and other custom products to the U.S. Department of Defense as part of their high-speed optical networking program. Shipments are completed for this contract. Our agreement with the U.S. Department of Defense to provide maintenance expired on November 1, 2000.

Advisory Board

   In the first half of 2000, we established an advisory board with members having various expertise to provide us with advice and to consult with us on our business, including the development of our technology and marketing of our products and services. We believe that this advisory board provides necessary customer and industry guidance and is critical to the success of our business. Individuals who are employees or affiliates of current or potential customers have joined our advisory board, including Qwest in March 2001. All members of our advisory board were granted options to purchase our common stock. In the future, we may add additional individuals who are employees or affiliates of current or potential customers to our advisory board. We reimburse the members of our advisory board for reasonable out-of-pocket expenses they incur in connection with their services. We may in the future grant additional stock options to our advisory board members.

Sales and Marketing

   We sell our products through a direct sales force. We have offices in several locations around the world and we intend to establish relationships with selected distribution and marketing partners, both domestically and internationally, in order to extend our reach and serve new markets. As of December 31, 2001, our sales and marketing organization consisted of 46 employees. We intend to further expand our sales force in Europe and may also expand our sales force into other international markets.

   Our marketing objectives include building market awareness and acceptance of our company and our products by working very closely with our prospective customers, industry analysts and consultants. We use our Web site as a major communications vehicle, speak at relevant industry events and participate actively in relevant standards organizations such as the Optical Internetworking Forum, the Internet Engineering Task Force and the Telecommunications Management Forum. We also conduct public relations activities, including interviews, presentations at industry forums and investor conferences and demonstrations for industry analysts. In addition, our senior executives and our sales people have significant industry contacts as a result of their prior experience.

Customer Service and Support

   Our customer service team works collaboratively with our existing and prospective customers to support their ongoing network deployments and help them identify and create new high-speed services that they can offer to their customers. We believe that this assistance is an integral aspect of our sales and marketing efforts and can drive additional demand for our products. We have assembled a nationwide team of dedicated customer engineers, and we are expanding internationally to target new markets and support multinational customers. As of December 31, 2001, our customer service and support organization consisted of 64 employees.

Research and Development

   We believe that to be successful we must continue to enhance our existing products and develop new products that meet the rapidly evolving needs of our customers. We have made, and will continue to make, a substantial investment in research and development. We have assembled a team of highly-skilled engineers who have significant data communications and telecommunications industry experience drawn from approximately 40 companies. Our engineers have expertise in fields such as optical system design, optical network design, hardware development and software development, including key Internet protocol routing expertise. As of December 31, 2001, we had 312 employees responsible for product research and development. We are focused on enhancing the scalability, performance and reliability of our intelligent optical switching products.

Intellectual Property, Proprietary Rights and Licensing

   Our intellectual property portfolio includes rights to over 60 patents and more than 90 patents pending. Our patents and patent applications are in the fields of optical switching, algorithms for mesh networking and optical device technology. The remaining duration of our patents generally ranges from 10 to 17 years. Our intellectual property licenses are in the field of mesh networking and optical switching devices and generally last for the life of the patents unless terminated earlier in accordance with the terms of the licenses.

   Our success and ability to compete depends on our ability to develop and maintain the proprietary aspects of our technology and product marketing and to operate without infringing on the proprietary rights of others. In addition, we must continue to create and acquire rights to intellectual property in the areas of optical networking technology, such as mesh networking, optical switching, switch architecture, control systems and signaling algorithms. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. We license our intellectual property, including patents and software, under license agreements, which impose restrictions on the licensee's ability to utilize the intellectual property. Finally, we seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our proprietary information.

   These legal protections afford only limited protection for our technology and products. For example, others may independently develop similar or competing technology or attempt to copy or use aspects of our products or technology that we regard as proprietary. Furthermore, intellectual property law may not fully protect products or technology that we consider to be our own, and claims of intellectual property infringement may be asserted against us or against our customers in connection with their use of our products.

   Although we have not been involved in any intellectual property litigation, we or our customers may be a party to litigation in the future to protect our intellectual property rights or as a result of an allegation that we infringe the intellectual property of others. Any parties asserting that our products infringe upon their proprietary rights could force us to defend ourselves and, pursuant to the indemnification provisions of some of our customer and supplier contracts, possibly our customers or manufacturers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and weaken the extent of, or lose the protection offered by, our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert our management's time and attention. This litigation could also compel us to do one or more of the following:

  . stop selling, incorporating or using our products that use the challenged intellectual property;

  . obtain from the owner of the infringed intellectual property right a license to make, use or sell the relevant technology, which license may not be available on reasonable terms, or at all;

  .   redesign those products that use the technology; and

  . pay monetary damages for past infringement of third-party intellectual property rights.

   We also currently license intellectual property from third parties, some of which may subject us to royalty payments. The intellectual property associated with optical networking products is evolving rapidly, so protection under a license that was once adequate may be insufficient in the future. We may be required to license additional intellectual property from third parties to develop new products or enhance our existing products. These additional third-party licenses may not be, and our existing third-party licenses may not continue to be, available to us on commercially-reasonable terms.

   Given the rapid technological changes in this industry, establishing and maintaining a technology leadership position through the technological and creative skills of our personnel, new product developments and enhancements to existing products will be very important to us.

Competition

   Competition in the market for public network infrastructure is intense. Our competitors include Alcatel, CIENA Corporation, Corvis, Lucent Technologies Inc., Nortel Networks Corporation, Sycamore Networks, Inc. and several new companies such as Calient Networks, Inc. and Brightlink Networks. The market for optical switching continues to grow and therefore will continue to attract competitors who will continue to introduce new products. Therefore, we expect the level of competition to intensify over time. Our established competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical, sales, marketing and manufacturing resources, including more resources devoted to research and development of new products, than we do. Our competitors could develop new technologies that compete with our products or even render our products obsolete. In addition, some of our competitors have more significant customer relationships and broader product lines than we have.

   Our objective is to become a leading provider of intelligent optical switches for global telecommunications networks. We believe that we have achieved a number of milestones that will position us to meet this objective. For example, we were the first in our industry to ship an optical switch to a customer and the first in our industry to ship a high capacity, expandable 512-port switch to a customer. In addition, we were the provider of the first optical switch to carry commercial traffic in a customer's network. We have also entered into purchase contracts with three well-known service providers, Cable & Wireless, Dynegy Connect and Qwest.

   For us to continue to compete successfully in this market, we must continue to deliver optical switches that:

  . can be easily expanded at low cost to meet the ever-increasing demands driven by data services;

  . lower a service provider's cost of building and operating an optical network by reducing its complexity and increasing its flexibility;

  .   deliver a range of cost-effective solutions for small and large networks;

  .   operate with existing equipment and networks;

  .   comply with all applicable standards;

  .   increase the level of network reliability for data services;

  . allow optical services to be delivered much more quickly and easily than they are today; and

  . provide software tools for service providers to plan, design and operate their optical networks.

Manufacturing

   We outsource almost all of the manufacturing of our products. We design, specify and monitor all of the tests that are required to meet our internal and external quality standards.

   In 2001, we entered into an arrangement with Jabil Circuits, Inc., a leading contract manufacturer of high-quality, technology-based equipment, to manufacture printed circuit boards. Jabil provides comprehensive manufacturing services, including assembly, test, control and shipment to our customers and procure materials on our behalf. Under our agreement with Jabil, we have the option to move final assembly and test functions to Jabil.

   We are currently negotiating with several other vendors and distributors to establish relationships that will support our future growth. In addition, we are investing in automation, testing and data collection equipment to enable us to further improve product quality as quickly as possible.

   We believe that our relationship with Jabil and the continued outsourcing of our manufacturing will enable us to:

  .   expand our access to key components;

  . conserve the working capital that would be required to purchase inventory or develop manufacturing facilities of our own; and

  .   better adjust manufacturing volumes to meet changes in demand.

   We currently purchase products through purchase orders. We cannot assure you that we will be able to continue this arrangement on a long-term basis on terms acceptable to us, if at all.

   In December 2000, we received ISO 9001 certification in conformance with quality standards set by the International Organization for Standardization.

Employees

   As of December 31, 2001, we had 544 employees, of which:

  .   312 were in research and development;

  .   110 were in sales and marketing, customer service and support;

  .   65 were in manufacturing, quality assurance and documentation; and

  .   57 were in finance and administration.

   We believe our relations with our employees are good. None of our employees is covered by a collective bargaining agreement. Generally, our employees are retained on an at-will basis. All of our employees are required to sign confidentiality and intellectual property agreements.

ITEM 2.  PROPERTIES

   Our headquarters are located in Oceanport, New Jersey and consist of approximately 72,000 square feet of leased space, the lease for which expires in June 2005. We also have a major facility across the street from our Oceanport headquarters in West Long Branch, New Jersey, which consists of approximately 68,000 square feet of manufacturing and training space and 25,000 square feet of office space. The lease for the manufacturing and training space expires in November 2006. The lease for the office space expires in October 2005.

ITEM 3.  LEGAL PROCEEDINGS

   To our knowledge, there are no material pending legal proceedings to which we or our subsidiaries are a party or of which any of our property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock has been quoted and traded on the Nasdaq National Market under the symbol "TELM" since May 17, 2001. The following sets forth the high and low sales prices for our common stock as reported by Nasdaq for the fiscal quarters indicated.

                                              Price Range of
                                               Common Stock
                                              --------------
                                               High    Low
                                              ------  ------
Fiscal Year 2001
   Second Quarter ended June 30, 2001........ $27.10  $15.30
   Third Quarter ended September 30, 2001....  19.30    4.06
   Fourth Quarter ended December 31, 2001....   8.62    4.40

   The closing sale price for the common stock on January 2, 2002 was $6.50.

   The market price of our common stock has fluctuated significantly and may be subject to significant fluctuations in the future.

   As of December 31, 2001, there were approximately 482 holders of record of our common stock. Such number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies.

   We have never declared or paid any cash dividends on our capital stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion and development of our business.

   On September 26, 2001, we issued 71,316 shares of common stock to Comdisco, Inc. upon the cashless exercise of two warrants to purchase 29,509 shares of our Series C preferred stock based on an exercise price of $3.05 per share. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read with our financial statements and related notes thereto appearing elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The statement of operations data set forth below for the period from May 8, 1997 (inception) to December 31, 1997 and for the fiscal year ended December 31, 1998 and the balance sheet data as of December 31, 1997 and 1998 have been derived from our financial statements, which were audited by Ernst & Young LLP, independent auditors. The statement of operations data set forth below for the fiscal years ended December 31, 1999, 2000 and 2001 and the balance sheet data as of December 31, 2000 and 2001 have been derived from our financial statements, which have been audited by Deloitte & Touche LLP, independent auditors, and are included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for any future period.

                                                  Period from
                                                  May 8, 1997
                                                 (Inception) to          Year Ended December 31,
                                                  December 31,  ----------------------------------------
                                                      1997        1998      1999      2000       2001
                                                 -------------- --------  --------  ---------  ---------
                                                          (in thousands, except per share data)
Statement of Operations Data:
Revenue.........................................    $    55     $  1,364  $  5,227  $  15,605  $ 136,403
Non-cash charges related to equity issuances....         --           --       584      2,774     60,758
                                                    -------     --------  --------  ---------  ---------
Revenue, net of non-cash charges................         55        1,364     4,643     12,831     75,645
Cost of revenue.................................         12        1,260     3,890     15,731     87,347
                                                    -------     --------  --------  ---------  ---------
   Gross profit (loss)..........................         43          104       753     (2,900)   (11,702)
Operating expenses:
   Research and development.....................      4,540       14,461     9,600     43,648     61,244
   Sales and marketing..........................        202        1,858     3,843     14,038     29,714
   General and administrative...................      1,671        3,644     4,386     15,878     25,729
   Amortization of intangible assets............         --           --        --      8,037     31,667
   Stock-based compensation expense.............         --          924     2,772     32,864     59,948
                                                    -------     --------  --------  ---------  ---------
       Total operating expenses.................      6,413       20,887    20,601    114,465    208,302
Operating loss..................................     (6,370)     (20,783)  (19,848)  (117,365)  (220,004)
Other income (expense), net.....................        802            7        --          5         40
Interest income (expense), net..................        303          266      (162)     6,997      8,975
                                                    -------     --------  --------  ---------  ---------
Net loss........................................    $(5,265)    $(20,510) $(20,010) $(110,363) $(210,989)
                                                    =======     ========  ========  =========  =========
Basic and diluted net loss per share............    $(17.08)    $ (13.56) $  (8.78) $  (13.96) $   (2.98)
Weighted average shares outstanding used in
  computing basic and diluted net loss per share        309        1,512     2,279      7,906     70,887

                                                                       December 31,
                                                     -------------------------------------------------
                                                       1997      1998      1999      2000      2001
                                                     --------  --------  --------  --------- ---------
                                                                      (in thousands)
Balance Sheet Data:
Cash and cash equivalents........................... $  8,424  $  7,733  $ 45,239  $ 188,175 $ 218,708
Working capital (deficiency)........................    7,790    (3,120)   45,295    192,681   244,979
Total assets........................................    9,475    10,781    53,234    546,298   553,839
Long term debt and obligations under capital leases,
  less current portion..............................       74     9,465     1,339      2,701       708
Preferred stock.....................................   13,883    14,883    87,728    309,544        --
Total stockholders' equity (deficiency).............   (5,264)  (24,741)  (40,054)   179,936   494,739

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

   We design, develop and market high-speed, high-capacity, intelligent optical switches that enable network service providers to quickly and cost-effectively deliver new high-speed services. Our product line consists of several hardware products and related software tools. From May 1997 to September 1999, we developed and manufactured dense wave division multiplexing products and the initial versions of our Aurora 32 optical switch for the U.S. Department of Defense. Accordingly, substantially all of our revenue in 1998 and the first two quarters of 1999 was derived from product sales to Telcordia Technologies, Inc., in connection with a project with the U.S. Department of Defense. All of our obligations under this contract have been satisfied, and we do not anticipate recognizing future revenue from equipment and product sales under this contract. During the second quarter of 1999, we decided to focus on the development of optical switches and discontinued the manufacture of dense wave division multiplexing products. In September 1999, we shipped our Aurora 32 optical switch to Extant (now Dynegy Connect), and in the third and fourth quarters of 2000, we delivered our next-generation Aurora Optical Switch to Extant and Qwest, respectively, for evaluation in their laboratories. In the second quarter of 2001, we shipped our Aurora 128 to Dynegy Connect. We currently market and sell all of these products. Our future revenue growth depends on the commercial success of our optical switches. Although we are developing and plan to introduce new products and enhancements, we may not be successful in these efforts.

   We have purchase contracts with the following three customers: Cable & Wireless, Dynegy Connect, an affiliate of Dynegy Global Communications, and Qwest. Under the terms of this contract, Cable & Wireless has a minimum purchase commitment of $350 million for the worldwide deployment of our products, including the Aurora Optical Switch, the StarNet Wavelength Management System and the StarNet Operating System. Cable & Wireless has conducted laboratory testing of the Aurora Optical Switch. We expect to commence commercial shipment to Cable & Wireless during 2002. Including prior purchases, we expect Dynegy Connect will purchase approximately $250 million of products under our contract, although it has no obligation to do so. However, under the terms of this contract, Dynegy Connect is required to purchase its full requirements for optical switches from us until November 1, 2003. Our Aurora 32 optical switch, StarNet Wavelength Management System, StarNet Design Tools and StarNet Operating System have been in service in the Dynegy Connect network since April 2000. Dynegy Connect conducted laboratory testing on the Aurora Optical Switch during the fourth quarter of 2000. We commenced commercial shipment to Dynegy Connect of the Aurora Optical Switch during the first quarter of 2001 and of the Aurora 128 in the second quarter of 2001. We have a five-year contract with Qwest, a multinational provider of voice, data and network services. Under the terms of this contract, Qwest has agreed to purchase approximately $400 million of our products (including prior purchases) over the term of the contract, as amended on December 14, 2001, including the Aurora Optical Switch, the StarNet Wavelength Management System, the Aurora Full-Spectrum and the StarNet Operating System. Qwest began conducting laboratory testing of the Aurora Optical Switch in the fourth quarter of 2000, and we commenced commercial shipment under this contract during the first quarter of 2001. We expect that our revenues will be generated by sales to a limited number of customers for the foreseeable future.

   Since our inception, we have incurred significant losses and as of December 31, 2001, we had an accumulated deficit of approximately $367.1 million. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur net losses for the foreseeable future. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales related costs and other expenses before we realize the related revenue. We also expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

   On May 17, 2001, we completed an initial public offering of our common stock, which generated net cash proceeds of approximately $139.3 million.

Results of Operations

   We plan to continue to fund meaningful levels of research and development, enhance our sales and marketing operations, broaden our customer support capabilities and develop new distribution channels. We also plan to enhance our general and administrative functions to address the increased reporting and other administrative demands that result from being a publicly traded company and the increasing size of our business. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short term. In addition, we expect to generate revenues from a limited number of customers for the foreseeable future. As a result of these factors, we expect to continue generating operating losses in the short term.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

  Revenue

   For the years ended December 31, 2001 and 2000, we recognized gross revenue before non-cash charges related to equity issuances of approximately $136.4 million and $15.6 million, respectively. The approximate $120.8 million increase from 2000 to 2001 is due to sales of our Aurora Optical Switch and Aurora-128 to Dynegy Connect and Qwest in 2001, whereas sales for 2000 were comprised mainly of our Aurora-32 and the first shipment of our Aurora Optical Switch in the second half of 2000. Non-cash charges related to warrant issuances to customers totaled approximately $60.8 million for the year ended December 31, 2001 compared to approximately $2.8 million for the same period in 2000. The increase from 2000 to 2001 is primarily due to higher revenue levels from the customers for which these charges apply as well as a $19.2 million charge related to the forfeiture of warrants in conjunction with the amendment of a customer supply contract. In 2002 we expect that substantially all of our revenue will come from a limited number of customers.

  Cost of Revenue

   For the years ended December 31, 2001 and 2000, we incurred cost of revenue of approximately $87.3 million and approximately $15.7 million, respectively, which represented an increase of approximately $71.6 million. The increase was directly related to the corresponding increase in revenue and includes increased material costs of approximately $54.4 million, increased personnel costs of approximately $5.6 million and increased overhead costs of approximately $7.1 million. Cost of revenue for the years ended December 31, 2001 and 2000 include amortization of stock-based compensation of approximately $5.8 million and approximately $1.2 million. Gross Margins improved from 2000 to 2001 primarily as a result of the scale up of revenues and improved production efficiencies. We expect our cost of revenue to increase in absolute dollars as our revenue increases. We expect our revenue growth to exceed our cost of revenue growth in 2002, although actual results could vary significantly depending on changing conditions in our business.

  Research and Development Expense

   For the years ended December 31, 2001 and 2000, we incurred research and development expense of approximately $61.2 million and approximately $43.6 million, respectively, which represented an increase of approximately $17.6 million. The increase is attributed primarily to an increase in personnel costs of approximately $25.1 million and increased depreciation and was partly offset by decreased prototype expenses of approximately $13.5 million as a result of the release of our Aurora Optical Switch in the second half of the year 2000. As of December 31, 2001, the number of employees dedicated to research and development was 312, as compared to 249 at December 31, 2000. In future periods the Company expects to incur research and development expense which may be greater than spending levels in 2001, although actual results could vary significantly depending on changing conditions in our business.

  Sales and Marketing Expense

   For the years ended December 31, 2001 and 2000, we incurred sales and marketing expense of approximately $29.7 million and $14.0 million, respectively. This represented an increase in sales and marketing expense of approximately $15.7 million over the same period in 2000. The increase resulted primarily from approximately $11.1 million of costs associated with the hiring of additional sales and marketing personnel, as well as increases in marketing program costs of approximately $2.4 million. Marketing program costs included an increase of approximately $1.0 million for travel and $1.4 million for advertising and promotion. As of December 31, 2001, the number of sales and marketing personnel was 82 people, as compared to 70 people at December 31, 2000. The Company expects to incur sales and marketing expense in future periods at levels consistent with spending levels in 2001, although actual results could vary significantly depending on changing conditions in our business.

  General and Administrative Expense

   For the years ended December 31, 2001 and 2000, we incurred general and administrative expense of approximately $25.7 million and approximately $15.9 million, respectively. This represented an increase in general and administrative expense of approximately $9.8 million over the same period in 2000, of which approximately $2.2 million resulted from the hiring of additional general and administrative personnel, approximately $1.5 million resulted from increased facility expenses and approximately $3.3 million represented increased depreciation. The Company expects to incur general and administrative expense in future periods at levels consistent with spending levels in 2001, although actual results could vary significantly depending on changing conditions in our business.

  Amortization of Intangible Assets and Goodwill

   For the years ended December 31, 2001 and 2000, we incurred amortization expense of approximately $31.7 million and $8.0 million, respectively. Of these amounts, approximately $15.4 million and approximately $3.4 million relate to the amortization of goodwill for the years 2001 and 2000, respectively. Goodwill relates solely to our acquisition of Astarte in 2000 and has been amortized over an estimated useful life of 5 years. Amortization of identifiable intangible assets, related to our acquisition of Astarte and an intellectual property license from AT&T in 2000, totaled approximately $16.3 million and approximately $4.6 million for the years 2001 and 2000.

   Effective January 1, 2002, we will not record any additional amortization expense related to goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", however, impairment reviews may result in future periodic write downs. We expect amortization expense for intangible assets to be approximately $16.3 million for the year 2002, based on the identifiable intangible assets we carry on our balance sheet at December 31, 2001.

  Stock-Based Compensation Expense

   For the years ended December 31, 2001 and 2000, we recorded approximately $59.9 million and approximately $32.9 million of stock-based compensation expense. The increase of approximately $27.0 million resulted primarily from the issuance of additional options with an exercise price less than the deemed fair market value of our stock at the time of the grant during the latter part of 2000 and the first half of 2001. We currently expect to incur similar charges in the future.

  Interest Income, Net

   For the year ended December 31, 2001, we recorded interest income, net of interest expense, of approximately $9.0 million, as compared to interest income, net of interest expense, of approximately $7.0 million for the same period in 2000. Net interest income consists of interest earned on our cash and cash equivalent balances offset by interest expense related to outstanding borrowings. The increase in our interest income for this period is primarily attributable to the interest income on the cash proceeds from our Series E preferred stock issuance in September 2000 and our initial public offering in May 2001.

  Income Taxes

   We have recorded no income tax provision or benefit for the years ended December 31, 2001 and 2001, due to our operating loss position and the uncertainty of our ability to realize our deferred income tax assets, including our net operating loss carry forwards.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

  Revenue

   For the year ended December 31, 2000, we recognized revenue in the amount of approximately $15.6 million. This represents an increase of approximately $10.4 million compared to the year ended December 31, 1999. This increase was primarily due to increased sales of our Aurora 32 optical switches to Dynegy and sales of our Aurora Optical Switch to Dynegy and Qwest in 2000. Our revenue for the year ended December 31, 2000 consisted of approximately $7.3 million related to Aurora 32 product sales and approximately $6.2 million related to Aurora Optical Switch product sales. For the year ended December 31, 1999, we recognized revenue of approximately $5.2 million, of which approximately $3.2 million related to Aurora 32 product sales and approximately $2.0 million to our contract with the U.S. Department of Defense.

   For the year ended December 31, 2000, we recognized as an offset to revenue approximately $2.8 million of non-cash charges related to the warrants issued to Dynegy Global Communications and Qwest compared to approximately $584,000 for the year ended December 31, 1999.

  Cost of Revenue

   For the year ended December 31, 2000, we incurred cost of revenue of approximately $15.7 million, which represented an increase of approximately $11.8 million over the same period in 1999. This increase was directly related to the corresponding increase in revenue. The increase was primarily due to an increase in material costs of approximately $6.1 million, manufacturing expense of approximately $3.2 million and personnel costs of approximately $1.4 million. Cost of revenue for the year ended December 31, 2000 includes amortization of stock-based compensation expense of approximately $1.2 million compared to charges of approximately $85,000 for the year ended December 31, 1999.

  Research and Development Expense

   For the year ended December 31, 2000, we incurred research and development expense of approximately $43.6 million, of which approximately $17.6 million represented personnel costs and approximately $23.0 million represented prototype development expense. This represented an increase of approximately $34.0 million over the same period in 1999. The increased expenses were primarily associated with a significant increase in personnel-related expenses of approximately $11.8 million and an increase of approximately $20.0 million in prototype expenses for the design and development of our Aurora Optical Switch. As of December 31, 2000, the number of employees dedicated to research and development was 249, as compared to 59 at December 31, 1999.

  Sales and Marketing Expense

   For the year ended December 31, 2000, we incurred sales and marketing expense of approximately $14.0 million, of which approximately $7.1 million represented personnel costs and approximately $5.7 million represented costs related to marketing programs. This represented an increase of approximately $10.2 million over the same period in 1999. The increase resulted from costs associated with the hiring of additional sales and marketing personnel of approximately $5.7 million as well as marketing program costs. Increases in marketing program costs included an increase of approximately $1.2 million for travel, approximately $300,000 for outside consulting services and approximately $2.9 million on advertising and promotion. As of December 31, 2000, the number of sales and marketing personnel was 70 people, as compared to 11 people at December 31, 1999.

  General and Administrative Expense

   For the year ended December 31, 2000, we incurred general and administrative expense of approximately $15.9 million, of which approximately $4.5 million represented expenses for personnel, approximately $3.6 million represented professional fees and approximately $1.5 million represented depreciation. This represented an increase of approximately $11.5 million from the same period in 1999. Approximately $3.1 million resulted from the hiring of additional general and administrative personnel and approximately $2.4 million resulted from increased professional fees.

  Amortization of Intangible Assets and Goodwill

   For the year ended December 31, 2000, we incurred amortization expense of approximately $8.0 million, of which approximately $3.0 million related to the acquisition of an intellectual property license from AT&T and approximately $5.0 million related to the goodwill and intangible assets related to our acquisition of Astarte. We did not incur any amortization expense during the year ended December 31, 1999.

  Stock-Based Compensation Expense

   For the year ended December 31, 2000, we recorded approximately $32.9 million stock-based compensation expense. This represents an increase of approximately $30.1 million over the same period in 1999. The increase resulted primarily from the issuance of additional options during the year ended December 31, 2000 with an exercise price less than the deemed fair market value of our stock at the time of the grant.

  Interest Income, Net

   For the year ended December 31, 2000, we recorded interest income, net of interest expense, of approximately $7.0 million, as compared to net interest expense of approximately $162,000 for the year ended December 31, 1999. Net interest income consists of interest earned on our cash and cash equivalent balances offset by interest expense related to outstanding borrowings. The increase in our interest income for the year ended December 31, 2000 is primarily attributable to the interest income on the cash proceeds from our Series D preferred stock issuance in December 1999 and January 2000 and Series E preferred stock issuance in September 2000. This interest income was offset by interest expense related to an equipment financing arrangement we secured in November 1999 for up to $6.0 million.

  Income Taxes

   We have recorded no income tax provision or benefit for the years ended December 31, 1999 and 2000 due to our operating loss position and the uncertainty of our ability to realize our deferred income tax assets, including our net operating loss carry forwards.

Liquidity and Capital Resources

   Since inception, we have financed our operations primarily through sales of our capital stock. As of December 31, 2001, our cash and cash equivalents totaled approximately $218.7 million and our working capital totaled approximately $245.0 million.

   Cash used in operating activities for the years ended December 31, 2001 and 2000 was approximately $64.3 million and $79.9 million, respectively. Our improved cash from operating activities resulted primarily from increased revenue and an improved profit margin while our net loss increased as a result of significant non cash charges.

   Cash used in investing activities for the years ended December 31, 2001 and 2000 was approximately $55.0 million and approximately $12.2 million, respectively. The increase in net cash used for investing activities reflects primarily increased purchases of property and equipment primarily for computer and test equipment for our development and manufacturing activities as well as leasehold improvements related to the buildout of our office space.

   Cash provided by financing activities for the years ended December 31, 2001 and 2000 was approximately $149.8 million and $235.1 million, respectively. In January 2000, we issued an additional $5.0 million of Series D preferred stock and in June 2000, we issued approximately $4.1 million of Series A preferred stock to existing shareholders upon the exercise of warrants. In September 2000, we raised net proceeds of approximately $212.5 million from the sale of our Series E preferred stock. For the year ended December 31, 2000, we raised net proceeds of approximately $10.9 million from the sale of our common stock. On May 17, 2001 we completed an initial public offering of 10,350,000 shares of common stock at a price of $15.00 per share. Net proceeds from this public offering were approximately $139.3 million, after deducting underwriting fees, commissions and offering expenses. Pending our use of the net proceeds, we have invested them in interest bearing securities with maturities of less than 30 days. For the year ended December 31, 2001, we received approximately $6.7 million from the exercise of stock options.

   In November 1999, we entered into a lease line of credit with Comdisco that allows us to finance up to $4.0 million of equipment purchases. The line bears an interest rate of 7.5% and expires in November 2002. As of December 31, 2000 and 2001 approximately $3.6 million and $0, respectively, were outstanding under this facility.

   During the year ended December 31, 2000, we entered into a $10.0 million line of credit with Commerce Bank. The line of credit bears interest at 6.75% and expires on June 30, 2002. As of December 31, 2000 and 2001, approximately $4.0 million and approximately $8.0 million, respectively, was outstanding under this line of credit. Management expects to continue this line of credit throughout 2002.

   We have not entered into any agreements for derivative financial instruments, have no obligations to provide vendor financing to our customers and have no obligations other than recorded on our balance sheet, except for our operating lease agreements described in Note 12 to our consolidated financial statements. Our contractual cash obligations as of December 31, 2001 are as follows:

                                                            Payments Due by Period
                                      ------------------------------------------------------------------
Contractual Obligations                  Total    Less than 1 year 1 - 3 years 4 - 5 years After 5 years
-----------------------               ----------- ---------------- ----------- ----------- -------------
Notes Payable and Bank Line of Credit $ 9,185,246   $ 8,601,847    $  583,399  $       --    $     --
Operating Leases.....................  11,757,781     2,597,460     5,355,307   3,432,991     372,023
Capital Lease Obligations............     220,125        95,612       124,513          --          --
                                      -----------   -----------    ----------  ----------    --------
Total Contractual Cash Obligations... $21,163,152   $11,294,919    $6,063,219  $3,432,991    $372,023
                                      ===========   ===========    ==========  ==========    ========

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

Critical Accounting Policies

   Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

  . Inventories--Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

  . Revenue Recognition--The Company recognizes revenue from equipment sales when the product has been shipped. For transactions where we have yet to obtain customer acceptance in accordance with the terms of an agreement, revenue is deferred until terms of acceptance are satisfied. Sales contracts do not permit the right of return of product by the customer once the terms of acceptance are satisfied, if applicable. Software license revenue for software embedded within our optical switches or its stand alone software products is recognized when a purchase order has been received or a sales contract has been executed, delivery of the product and acceptance by the customer have occurred, the license fees are fixed and determinable, and collection is probable. The portion of revenue that relates to our obligations to provide customer support, if any, is deferred, based upon the price charged for customer support when it is sold separately, and recognized ratably over the maintenance period. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheet. Revenue from technical support and maintenance contracts is deferred and recognized ratably over the maintenance period. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

  . Customer Warrant Grants--The Company has granted warrants to customers in conjunction with the execution of customer supply agreements. As management believes that the customers will fulfill their commitments under the supply agreements the fair value of the warrants has been deferred and is being recorded as contra revenue as the customers make purchases from us. The fair values of the warrants were determined utilizing a Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option pricing model requires the input of highly subjective assumptions, including, volatility, expected life and risk-free interest rates. Because our warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its customer warrant grants.

  . Warranties--We offer warranties of various lengths to our customers depending upon the specific product and terms of the customer purchase agreement. Our standard warranties may require us to repair or replace defective product returned to us during such warranty period at no cost to the customer. We record an estimate for warranty related costs based on our historical experience and estimated repair costs at the time of sale. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in product failure, or a significant increase in the costs to repair our products, could have a material adverse impact on our operating results for the period or periods in which such returns or additional costs materialize.

Recent Accounting Pronouncements

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

   On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, will cease upon adoption of this statement. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company is required to implement SFAS No. 142 on January 1, 2002. If SFAS No. 142 had been in effect for the years ended December 31, 2000 and 2001, amortization expense related to goodwill and net loss would have been reduced by approximately $3.4 million and $15.5 million, respectively; however, impairment reviews may result in future periodic write downs. The Company is currently evaluating the impact that the adoption of SFAS No. 142 on January 1, 2002 will have on its results of operations and financial position.

   In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 for fiscal years beginning after June 15, 2002 and has not yet determined the impact that this statement will have on its results of operations and financial position.

   In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to implement SFAS No. 144 for fiscal years beginning after December 15, 2001. The adoption of this standard on January 1, 2002 had no impact on the Company's financial position, results of operations, or cash flows.

RISK FACTORS

Risks Related to Our Business and Financial Results

We have incurred significant losses to date and expect to continue to incur losses in the future, which may cause our stock price to decline.

   We have incurred significant losses to date and expect to continue to incur losses in the future. We had net losses of approximately $110.4 million for the year ended December 31, 2000 and approximately $211.0 million for the year ended December 31, 2001. As of December 31, 2000 and December 31, 2001, we had an accumulated deficit of approximately $156.1 million and $367.1 million, respectively. We have large fixed expenses and expect to continue to incur significant manufacturing, research and development, sales and marketing, administrative and other expenses in connection with the ongoing development and expansion of our business. We expect these operating expenses to increase as we increase our spending in order to develop and grow our business. In order to become profitable, we will need to generate and sustain higher revenue. If we do not generate sufficient revenues to achieve or sustain profitability, our stock price will likely decline.

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

   For the years ended December 31, 2000 and 2001, we have derived significant revenue from sales under our contract with Extant, which was transferred to Dynegy Connect in September 2000. We anticipate that a majority of our revenues for the foreseeable future will be derived from Cable & Wireless, Dynegy Connect and Qwest.

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

   Under our agreement with Qwest, Qwest has agreed to purchase approximately $400 million (including prior purchases) of our optical switches over the term of the contract, subject to reaching agreement on price and technical specifications, and also on the schedule of development, production and deployment of our Aurora Full-Spectrum switches. Under our agreement, we have also agreed to give Qwest additional flexibility to extend or terminate the commitment in a variety of circumstances.

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

We will be required to record significant non-cash charges as a result of warrants, options and other equity issuances. These non-cash charges will adversely affect our future operating results and investors may consider this impact material, in which case the price of our common stock could decline.

   The warrant held by affiliates of Dynegy Connect allows them to purchase 5,226,000 shares of our common stock at $3.05 per share. When we granted the warrant, the majority of shares subject to the warrant were scheduled to become vested and exercisable as Dynegy Connect met specified milestones during the term of our contract. As of November 2, 2000, we amended the warrant agreement to immediately vest all of the remaining shares subject to the warrant. The revised agreement provides that the warrant becomes exercisable based on the schedule of milestones previously contained in the warrant. If the milestones are not reached by March 31, 2005, the remaining unexercised shares subject to the warrant shall then become exercisable. In connection with the execution of this amendment, we recorded deferred warrant expenses of approximately $90.6 million. This charge has been and will be continued to be recorded as a reduction of revenue as we realize revenue from this contract.

   As part of our agreement with Qwest, we issued three warrants to a wholly-owned subsidiary of Qwest to purchase 2,375,000 shares of our common stock at an exercise price of $14.00 per share. The 2,375,000 shares subject to the warrants were vested when we issued the warrants. One of the warrants is exercisable as to 1,000,000 shares. On December 20, 2001 in connection with the Qwest contract amendment, we cancelled warrants for 1,375,000 shares of common stock and recorded approximately $19.2 million as an offset to gross revenue. The fair market value of the remaining issued warrant, approximately $17.3 million, will be recorded as a reduction of revenue as we realize revenue from the Qwest procurement contract.

   We will incur significant additional non-cash charges as a result of our acquisition of Astarte and our acquisition of an intellectual property license from AT&T. The goodwill and intangible assets associated with the

Astarte acquisition are approximately $113.3 million. The identifiable intangible asset associated with the acquisition of the AT&T license is approximately $45.0 million. Amortization of goodwill, ceased on January 1, 2002, upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets". Beginning in 2002, goodwill will only be subject to periodic impairment reviews in accordance with SFAS No. 142. At December 31, 2001, we had recorded goodwill, net of accumulated amortization, of approximately $58.4 million.

   In addition, we have recorded deferred compensation expense and have begun to amortize non-cash charges to earnings as a result of options and other equity awards granted to employees and non-employee directors at prices deemed to be below fair market value on the dates of grant. Our future operating results will reflect the continued amortization of those charges over the vesting period of these options and awards. At December 31, 2001, we had recorded deferred compensation expense of approximately $144.5 million, which will be amortized to compensation expense between 2001 and 2005.

   All of the non-cash charges referred to above will negatively impact future operating results. It is possible that some investors might consider the impact on operating results to be material, which could result in a decline in the price of our common stock.

Economic Recession or Downturns Could Harm Our Operating Results.

   Our customers may be susceptible to economic slowdowns or recessions and could lead to a decrease in revenue. The terrorist attacks of September 11, 2001 on New York City and Washington, D.C., and the continuing acts and threats of terrorism are having an adverse effect on the U.S. economy and could possibly induce or accelerate the advent of a more severe economic recession. Our government's political, social, military and economic policies and policy changes as a result of these circumstances could have consequences that we cannot predict, including causing further weakness in the economy. As a result of these events our customers and potential customers have reduced or slowed the rate of their capital expenditures. The long-term impact of these events on our business, including on the industry section in which we focus and our customers and prospective customers, is uncertain. Our operating results and financial condition consequently could be materially and adversely affected in ways we cannot foresee.

We Have Experienced and Expect to Continue to Experience Volatility in Our Stock Price Which Makes an Investment in Our Stock More Risky and Litigation More Likely.

   The market price of our common stock has fluctuated significantly in the past and may fluctuate significantly in the future in response to a number of factors, some of which are beyond our control, including: changes in financial estimates by securities analysts; changes in market valuations of communications and Internet infrastructure-related companies; announcements, by us or our competitors, of new products or of significant acquisitions, strategic partnerships or joint ventures; volume fluctuations, which are particularly common among highly volatile securities of Internet-related companies; and volatility of stock markets, particularly the Nasdaq National Market on which our common stock is listed. Following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. We are currently not named in securities class action lawsuits. Any future litigation, if instituted, could result in substantial costs and a diversion of management's attention.

Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including changes of control.

   Our directors, executive officers and principal stockholders and entities affiliated with them own approximately 31% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, may influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. These stockholders or their affiliates may acquire additional equity in the future. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Risks Related to Our Products

Our products may have errors or defects that we find only after full deployment, or problems may arise from the use of our products in conjunction with other vendors' products, which could, among other things, make us lose customers and revenues.

   Our products are complex and are designed to be deployed in large and complex networks. Our products can only be fully tested when completely deployed in these networks with high amounts of traffic. Networking products frequently contain undetected software or hardware errors when first introduced or as new versions are released. Our customers may discover errors or defects in our software or hardware, or our products may not operate as expected after they have used them extensively in their networks. In addition, service providers typically use our products in conjunction with products from other vendors. As a result, if problems occur, it may be difficult to identify the source of the problem.

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

   The market for optical switching is new and rapidly evolving. Optical switching may not be widely adopted as a method by which service providers address their data capacity requirements. In addition, most service providers have made substantial investments in their current network and are typically reluctant to adopt new and unproven technologies. They may elect to remain with their current network design or to adopt a new design, like ours, in limited stages or over extended periods of time. A decision by a customer to purchase our product involves a significant capital investment. We will need to convince service providers of the benefits of our products for future network upgrades, and if we are unable to do so, a viable market for our products may not develop or be sustainable. If the market for optical switching does not develop, or develops more slowly than we expect, our operating results will be below our expectations and the price of our stock could decline.

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

   We have expanded our operations rapidly since our inception in May 1997. Our growth has placed, and we anticipate that our growth will continue to place, a significant strain on our management systems and resources. Our ability to successfully sell our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. From December 31, 2000 to December 31, 2001, the number of our employees increased from 444 to 544. We expect that we will need to continue to refine and expand our financial, managerial and manufacturing controls and reporting systems. If we are unable to implement adequate control systems in an efficient and timely manner, our operations could be adversely affected and our growth could be impaired, which could cause the price of our stock to decline.

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

   At December 31, 2001, we had approximately $218.7 million in cash and cash equivalents. We believe that our available cash, our line of credit facilities and cash anticipated to be available from future operations, will enable us to meet our working capital requirements for the next 12 months. The development and marketing of new products, however, and the expansion of our direct sales operation and associated customer support organization will require a significant commitment of resources. As a result, we may need to raise substantial additional capital. We may not be able to obtain additional capital at all, or upon acceptable terms. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of our planned product development and marketing and sales efforts. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of additional securities could result in dilution to our existing stockholders. If additional funds are raised through the issuance of debt securities, their terms could impose additional restrictions on our operations.

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

  .   assume liabilities;

  .   incur amortization expenses related intangible assets; or

  .   incur large and immediate write-offs.

We also face numerous risks, including the following, in operating and integrating any acquired business:

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

   Our industry has previously experienced shortages of optical components and may again in the future. For some of these components, there previously were long waiting periods between placement of an order and receipt of the components. If such shortages should reoccur, component suppliers could impose allocations that limit the number of components they supply to a given customer in a specified time period. These suppliers could choose to increase allocations to larger, more established companies, which could reduce our allocations and harm our ability to manufacture our products. If we are not able to manufacture and ship our products on a timely basis, we could lose revenue, our reputation could be harmed and customers may find our competitors' products more attractive.

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

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

   We have not entered into contracts for derivative financial instruments. We have assessed our vulnerability to market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents and foreign currency risk. Due to the short-term nature of our investments and other investment policies and procedures, we have determined that the risks associated with interest rate fluctuations related to these financial instruments are not material to our business. Additionally, as all sales contracts are denominated in U.S. dollars and our European subsidiaries are not significant in size compared to the consolidated company, we have determined that foreign currency risk is not material to our business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary financial information that are required to be included pursuant to this Item 8 are listed in Item 14 under the caption "Index to Consolidated Financial Statements" in this Annual Report on Form 10-K, together with the respective pages in this Annual Report on Form 10-K where such information is located. The financial statements and supplementary financial information specifically referenced in such list are incorporated in this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On March 9, 2000, we changed our auditors to Deloitte & Touche LLP from Ernst & Young LLP. The decision to dismiss Ernst & Young LLP and engage Deloitte & Touche LLP was approved by our board of directors.

   We believe that for the period from May 8, 1997 (inception) through the date of the change in auditors, Ernst & Young did not have any disagreement with us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Ernst & Young, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our financial statements. Ernst & Young's original report on our 1998 financial statements dated August 22, 1999, contained an explanatory paragraph indicating there was substantial doubt regarding our ability to continue as a going concern. Ernst & Young reissued their report on our 1998 financial statements on September 21, 2000 indicating that the conditions that raised the substantial doubt about whether we would continue as a going concern no longer existed.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required to be included pursuant to this Item 10 relating to the Company's directors, nominees for election as directors and executive officers will be included under the captions "Election of Directors" and "Executive Officers" in the Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders, and is incorporated in this Item 10 by reference.

ITEM 11.  EXECUTIVE COMPENSATION

   The information required to be included pursuant to this Item 11 will be included under the caption "Executive Compensation" in the Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders, and is incorporated in this Item 11 by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information with respect to the security ownership of (1) beneficial owners of more than 5% of our common stock, and (2) our directors and management required to be included pursuant to this Item 12 will be included under the caption "Security Ownership of Beneficial Owners and Management" in the Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders, and is incorporated in this Item 12 by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required to be included pursuant to Item 13 will be included under the caption "Certain Relationships and Related Transactions" in the Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders, and is incorporated in this Item 13 by reference.

                                    PART IV

ITEMS 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS

   The following documents are filed as part of this Annual Report on Form 10-K:

1.  Index To Consolidated Financial Statements

   The following financial statements are included at the indicated page in this Annual Report on Form 10-K and incorporated in this Item 14(a)1 by reference:

                                                                          Page
                                                                          ----
  Independent Auditors' Report Of Deloitte & Touche LLP.................. F-2
  Consolidated Balance Sheets............................................ F-3
  Consolidated Statements of Operations.................................. F-4
  Consolidated Statements of Changes in Stockholders' Equity (Deficiency) F-5
  Consolidated Statements of Cash Flows.................................. F-6
  Notes to Consolidated Financial Statements............................. F-7

2. Financial Statement Schedule

   Schedule II. Valuation and Qualifying Accounts

3. Exhibits

(b) REPORTS ON FORM 8-K

   On October 25, 2001, the Company filed a report on Form 8-K relating to relating to its announcement of financial results for the quarter ended September 30, 2001.

   On November 15, 2001, the Company filed a report on Form 8-K relating to its filing on November 14, 2002 of a registration statement on Form S-8/S-3 to register approximately 18,500,000 of its shares of common stock, and a separate filing to register 3,100,000 shares underlying options.

   On December 20, 2001, the Company filed a report on Form 8-K relating to the amendment of its procurement contract with Qwest Communications International Inc.

   Subsequent to the end of the fiscal year, on February 1, 2002, the Company filed a report on Form 8-K its announcement of financial results for the quarter and fiscal year ended December 31, 2001.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Tellium, Inc.

   We have audited the accompanying consolidated balance sheets of Tellium, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tellium, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

January 31, 2002

                                 TELLIUM, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                -----------------------------
                                                    2000            2001
                                                -------------  --------------
                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents................... $ 188,175,444  $  218,708,074
   Accounts receivable.........................     4,555,843      23,923,631
   Inventories.................................    35,375,111      52,398,123
   Prepaid expenses and other current assets,
    less allowance for doubtful accounts of
    $121,000 and $157,000 as of December 31,
    2000 and December 31, 2001, respectively...    18,637,605       8,107,916
                                                -------------  --------------
     Total current assets......................   246,744,003     303,137,744
PROPERTY AND EQUIPMENT--Net....................    24,945,298      65,085,402
INTANGIBLE ASSETS--Net.........................    76,400,000      60,200,000
GOODWILL--Net..................................    73,898,628      58,433,967
DEFERRED WARRANT COST--Net.....................   123,005,149      65,704,572
OTHER ASSETS...................................     1,304,519       1,276,847
                                                -------------  --------------
TOTAL ASSETS................................... $ 546,297,597  $  553,838,532
                                                =============  ==============
    LIABILITIES AND STOCKHOLDERS' EQUITY
                (DEFICIENCY)

CURRENT LIABILITIES:
   Trade accounts payable...................... $  39,223,675  $    9,683,821
   Accrued expenses and other current
    liabilities................................     8,699,149      39,777,417
   Current portion of notes payable............       632,346         601,847
   Current portion of capital lease
    obligations................................     1,507,460          95,612
   Bank line of credit.........................     4,000,000       8,000,000
                                                -------------  --------------
     Total current liabilities.................    54,062,630      58,158,697
LONG-TERM PORTION OF NOTES PAYABLE.............       590,725         583,399
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS.     2,109,814         124,513
OTHER LONG-TERM LIABILITIES....................        54,181         233,335
                                                -------------  --------------
     Total liabilities.........................    56,817,350      59,099,944

COMMITMENTS AND CONTINGENCIES (Note 12)
SERIES A PREFERRED STOCK, $0.001 par value,
 10,322,917 and 0 shares authorized as
 of December 31, 2000 and 2001, 10,089,584
 and 0 issued and outstanding as of December
 31, 2000 and 2001.............................    18,471,513              --
SERIES B PREFERRED STOCK, $0.001 par value,
 233,333 and 0 shares authorized as of
 December 31, 2000 and 2001, 233,000 and 0
 shares issued and outstanding as of December
 31, 2000 and 2001.............................       557,800              --
SERIES C PREFERRED STOCK, $0.001 par value,
 2,593,974 and 0 shares authorized as of
 December 31, 2000 and 2001, 2,564,465 and 0
 shares issued and outstanding as of December
 31, 2000 and 2001.............................    23,355,184              --
SERIES D PREFERRED STOCK, $0.001 par value,
 6,010,926 and 0 shares authorized as of
 December 31, 2000 and 2001, 6,010,926 and 0
 issued and outstanding as of December 31,
 2000 and 2001.................................    54,664,342              --
SERIES E PREFERRED STOCK, $0.001 par value,
 7,500,000 and 0 shares authorized as of
 December 31, 2000 and 2001, 7,274,413 and 0
 issued and outstanding as of December 31,
 2000 and 2001.................................   212,495,174              --

STOCKHOLDERS' EQUITY:
   Undesignated preferred stock, $0.001 par
    value, 0 and 25,000,000 shares authorized
    as of December 31, 2000 and 2001, 0
    issued and outstanding as of December 31,
    2000 and 2001..............................            --              --
   Common stock, $0.001 par value,
    900,000,000 shares authorized, 29,400,050
    issued and outstanding as of December 31,
    2000 and 114,495,282 issued and
    112,446,449 outstanding as of
    December 31, 2001..........................        29,400         114,496
   Additional paid-in capital..................   573,327,781   1,043,900,812
   Notes receivable............................   (38,669,929)    (33,513,935)
   Accumulated deficit.........................  (156,148,970)   (367,137,978)
   Deferred employee compensation..............  (198,602,048)   (144,495,721)
   Common stock in treasury, at cost, 0 and
    2,048,833 shares as of December 31, 2000
    and 2001...................................            --      (4,129,086)
                                                -------------  --------------
     Total stockholders' equity................   179,936,234     494,738,588
                                                -------------  --------------
TOTAL LIABILITIES, PREFERRED STOCK, AND
 STOCKHOLDERS' EQUITY.......................... $ 546,297,597  $  553,838,532
                                                =============  ==============

                See notes to consolidated financial statements.

                                 TELLIUM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended December 31,
                                                        ------------------------------------------
                                                            1999          2000           2001
                                                        ------------  -------------  -------------
REVENUE                                                 $  5,226,735  $  15,604,734  $ 136,402,796
Non-cash charges related to equity issuances...........      584,062      2,773,778     60,757,487
                                                        ------------  -------------  -------------

REVENUE, net of non-cash charges related to equity.....
 issuances.............................................    4,642,673     12,830,956     75,645,309
COST OF REVENUE........................................    3,889,965     15,731,008     87,346,868
                                                        ------------  -------------  -------------

Gross profit (loss)....................................      752,708     (2,900,052)   (11,701,559)
                                                        ------------  -------------  -------------

OPERATING EXPENSES:
Research and development, excluding stock-based
  compensation.........................................    9,599,664     43,648,093     61,243,867
Sales and marketing, excluding stock-based compensation    3,843,099     14,037,355     29,714,336
General and administrative, excluding stock-based
  compensation.........................................    4,385,484     15,877,864     25,728,598
Amortization of intangible assets and goodwill.........           --      8,037,146     31,667,160
Stock-based compensation expense.......................    2,772,172     32,864,097     59,948,304
                                                        ------------  -------------  -------------

Total operating expenses...............................   20,600,419    114,464,555    208,302,265
                                                        ------------  -------------  -------------

OPERATING LOSS.........................................  (19,847,711)  (117,364,607)  (220,003,824)
                                                        ------------  -------------  -------------

OTHER INCOME (EXPENSE):
Other income--net......................................           --          4,475         40,258
Interest income........................................      359,685      7,451,487      9,675,173
Interest expense.......................................     (522,323)      (454,503)      (700,615)
                                                        ------------  -------------  -------------

Total other income (expense)...........................     (162,638)     7,001,459      9,014,816
                                                        ------------  -------------  -------------

NET LOSS............................................... $(20,010,349) $(110,363,148) $(210,989,008)
                                                        ============  =============  =============

BASIC AND DILUTED LOSS PER SHARE....................... $      (8.78) $      (13.96) $       (2.98)
                                                        ============  =============  =============

BASIC AND DILUTED WEIGHTED AVERAGE SHARES
  OUTSTANDING..........................................    2,279,183      7,905,710     70,886,797
                                                        ============  =============  =============

STOCK-BASED COMPENSATION EXPENSE:
Cost of revenue........................................ $     85,313  $   1,210,802  $   5,801,105
Research and development...............................      641,675     10,097,088     36,480,255
Sales and marketing....................................      288,860      8,619,910     14,068,180
General and administrative.............................    1,841,637     14,147,099      9,399,869
                                                        ------------  -------------  -------------
                                                        $  2,857,485  $  34,074,899  $  65,749,409
                                                        ============  =============  =============

                See notes to consolidated financial statements.

                                 TELLIUM, INC.

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                          Common Stock         Treasury Stock       Additional
                                      -------------------- ---------------------     Paid-in       Accumulated     Deferred
                                        Shares     Amount   Shares     Amount        Capital         Deficit     Compensation
                                      ----------- -------- --------- -----------  --------------  -------------  -------------
JANUARY 1, 1999......................   2,604,000 $  2,604        -- $        --  $    2,211,914  $ (25,775,473) $  (1,180,000)
Exercise of stock options............     123,675      124        --          --          11,930             --             --
Warrant cost related to third parties          --       --        --          --       1,678,068             --             --
Issuance of warrants.................          --       --        --          --         150,196             --             --
Issuance of options to employees.....          --       --        --          --          61,700             --             --
Deferred employee compensation.......          --       --        --          --      14,391,419             --    (14,391,419)
Amortization of deferred employee
 compensation........................          --       --        --          --              --             --      2,795,785
Net loss.............................          --       --        --          --              --    (20,010,349)            --
                                      ----------- -------- --------- -----------  --------------  -------------  -------------
DECEMBER 31, 1999....................   2,727,675    2,728        --          --      18,505,227    (45,785,822)   (12,775,634)
Issuance of common stock.............   5,583,275    5,583        --          --     167,494,407             --             --
Issuance of restricted stock.........          --       --        --          --      38,669,929             --
Exercise of stock options............  21,089,100   21,089        --          --         854,844             --             --
Forfeiture of unvested stock options.          --       --        --          --      (2,408,731)            --      2,408,731
Warrant and option cost related
 to third parties....................          --       --        --          --       3,847,540             --             --
Deferred employee compensation.......          --       --        --          --     221,178,267             --   (221,178,267)
Amortization of deferred employee
 compensation........................          --       --        --          --              --             --     32,943,122
Deferred warrant cost................          --       --        --          --     125,186,298             --             --
Net loss.............................          --       --        --          --              --   (110,363,148)            --
                                      ----------- -------- --------- -----------  --------------  -------------  -------------
DECEMBER 31, 2000....................  29,400,050   29,400        --          --     573,327,781   (156,148,970)  (198,602,048)
Issuance of common stock.............  10,350,000   10,350        --          --     139,309,872             --             --
Conversion of Series A, B, C, D, E
 preferred stock into common stock...  71,208,879   71,209        --          --     309,472,190             --             --
Exercise of stock options............   3,536,353    3,537        --          --       6,686,658             --             --
Forfeiture of unvested stock options.          --       --        --          --     (20,978,655)                   20,609,427
Warrant and option cost..............          --       --        --          --       6,251,653             --             --
Deferred compensation................          --       --        --          --      26,374,403                   (26,374,403)
Amortization of deferred compensation          --       --        --          --              --             --     59,871,303
Deferred warrant cost................          --       --        --          --       3,456,910             --             --
Repurchase of restricted stock.......          --       -- 2,048,833  (4,129,086)             --             --             --
Net loss.............................          --       --        --          --              --   (210,989,008)            --
                                      ----------- -------- --------- -----------  --------------  -------------  -------------
DECEMBER 31, 2001.................... 114,495,282 $114,496 2,048,833 $(4,129,086) $1,043,900,812  $(367,137,978) $(144,495,721)
                                      =========== ======== ========= ===========  ==============  =============  =============

                                                    Stockholders'
                                         Notes      (Deficiency)
                                       Receivable      Equity
                                      ------------  -------------
JANUARY 1, 1999...................... $         --  $ (24,740,955)
Exercise of stock options............           --         12,054
Warrant cost related to third parties           --      1,678,068
Issuance of warrants.................           --        150,196
Issuance of options to employees.....           --         61,700
Deferred employee compensation.......           --             --
Amortization of deferred employee
 compensation........................           --      2,795,785
Net loss.............................           --    (20,010,349)
                                      ------------  -------------
DECEMBER 31, 1999....................           --    (40,053,501)
Issuance of common stock.............           --    167,499,990
Issuance of restricted stock.........  (38,669,929)            --
Exercise of stock options............           --        875,933
Forfeiture of unvested stock options.           --             --
Warrant and option cost related
 to third parties....................           --      3,847,540
Deferred employee compensation.......           --             --
Amortization of deferred employee
 compensation........................           --     32,943,122
Deferred warrant cost................           --    125,186,298
Net loss.............................           --   (110,363,148)
                                      ------------  -------------
DECEMBER 31, 2000....................  (38,669,929)   179,936,234
Issuance of common stock.............           --    139,320,222
Conversion of Series A, B, C, D, E
 preferred stock into common stock...           --    309,543,399
Exercise of stock options............           --      6,690,195
Forfeiture of unvested stock options.           --       (369,228)
Warrant and option cost..............           --      6,251,653
Deferred compensation................           --             --
Amortization of deferred compensation           --     59,871,303
Deferred warrant cost................           --      3,456,910
Repurchase of restricted stock.......    5,155,994      1,026,908
Net loss.............................           --   (210,989,008)
                                      ------------  -------------
DECEMBER 31, 2001.................... $(33,513,935) $ 494,738,588
                                      ============  =============

                See notes to consolidated financial statements.

                                 TELLIUM, INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year Ended December 31,
                                                                                    ------------------------------------------
                                                                                        1999          2000           2001
                                                                                    ------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss........................................................................ $(20,010,349) $(110,363,148) $(210,989,008)
   Adjustments to reconcile net loss to net cash used in operating activities:.....
      Depreciation and amortization................................................    1,096,956     10,963,348     47,092,696
      Provision for doubtful accounts..............................................       60,000         61,000         36,000
      Amortization of deferred compensation expense................................    2,795,785     32,943,122     59,502,075
      Amortization of deferred warrant cost........................................           --      2,181,149     60,757,487
      Warrant and option cost related to third parties.............................    1,739,768      1,724,406      6,224,551
   Interest incurred for bridge financing..........................................      498,404             --             --
   Changes in assets and liabilities:..............................................
      Decrease in due from stockholder.............................................      264,400         10,000      1,026,908
      Increase in accounts receivable..............................................   (2,175,755)    (2,309,008)   (19,246,788)
      Increase in inventories......................................................   (1,645,185)   (33,148,886)   (17,023,012)
      Decrease (increase) in prepaid expenses......................................
       and other current assets....................................................     (400,930)   (18,395,873)     6,585,612
      (Increase) decrease in other assets..........................................     (129,607)      (667,305)        27,672
      Increase (decrease) in accounts payable......................................   (1,074,375)    33,562,861    (29,539,854)
      Increase (decrease) in accrued expenses......................................
       and other current liabilities...............................................   (1,535,175)     3,445,661     31,078,268
      Increase in other long-term liabilities......................................        7,900         46,281        179,154
                                                                                    ------------  -------------  -------------
         Net cash used in operating activities.....................................  (20,508,163)   (79,946,392)   (64,288,239)
                                                                                    ------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Astarte, net of cash acquired....................................           --      5,906,286             --
   Purchase of property and equipment..............................................   (1,708,432)   (18,141,340)   (55,001,037)
                                                                                    ------------  -------------  -------------
         Net cash used in investing activities.....................................   (1,708,432)   (12,235,054)   (55,001,037)
                                                                                    ------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:..............................................
   Principal payments on debt and line of credit borrowings........................   (5,000,000)      (883,798)      (577,825)
   Principal payments on capital lease obligations.................................      (50,631)      (690,806)    (3,397,149)
   Proceeds from long-term debt and line of credit borrowings......................    1,806,871      4,000,000      4,000,000
   Proceeds under bridge financing agreements......................................   11,607,970             --             --
   Issuance of Series A Preferred Stock............................................           --      4,146,120             --
   Issuance of Series C Preferred Stock, net.......................................    6,890,343        175,000             --
   Issuance of Series D Preferred Stock, net.......................................   44,455,794      5,000,000             --
   Issuance of Series E Preferred Stock, net.......................................           --    212,495,174             --
   Issuance of common stock........................................................       12,054     10,875,919    149,796,880
                                                                                    ------------  -------------  -------------
         Net cash provided by financing activities.................................   59,722,401    235,117,609    149,821,906
                                                                                    ------------  -------------  -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS..........................................   37,505,806    142,936,163     30,532,630
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................................    7,733,475     45,239,281    188,175,444
                                                                                    ------------  -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................................... $ 45,239,281  $ 188,175,444  $ 218,708,074
                                                                                    ============  =============  =============
SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION
   Cash paid for interest.......................................................... $     26,296  $     476,770  $     699,159
                                                                                    ============  =============  =============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Series C and D Preferred Stock in exchange for senior convertible notes $ 21,498,389             --             --
Acquisition of property and equipment under a capital lease........................ $    164,159  $   4,065,014             --
Repurchase of common stock by forfeiture of notes receivables......................           --             --  $   4,129,086
Purchase of property and equipment under long-term loan............................           --             --  $     540,000

                See notes to consolidated financial statements.

                                 TELLIUM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Years Ended December 31, 1999, 2000, AND 2001

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

   Tellium, Inc. (the "Company" or "Tellium"), a Delaware corporation, was incorporated on April 21, 1997 and began business operations on May 8, 1997 (inception date). Tellium designs, develops and markets high-speed, high-capacity, intelligent optical switching solutions that enable network service providers to quickly and cost-effectively deliver new high-speed services.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation--The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

   Use of Estimates--The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

   Cash and Cash Equivalents--The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

   Inventories--Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

   Property and Equipment--Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized. Upon sale or retirement, the cost and related accumulated depreciation and amortization are eliminated from the respective accounts and a resulting gain or loss is reported in operations. Leasehold improvements are amortized over the shorter of the estimated useful life of the property or the term of the lease.

   The estimated useful lives for financial reporting purposes are as follows:

                        Equipment............. 3-5 years
                        Furniture and fixtures 3-5 years
                        Acquired software.....   3 years
                        Leasehold improvements 3-7 years

   Revenue Recognition--The Company recognizes revenue from equipment sales when the product has been shipped. For transactions where the Company has yet to obtain customer acceptance, revenue is deferred until terms of acceptance are satisfied. Sales contracts do not permit the right of return of product by the customer.

   Software license revenue for software embedded within the Company's optical switches or its stand alone software products is recognized when a purchase order has been received or a sales contract has been executed, delivery of the product and acceptance by the customer have occurred, the license fees are fixed and determinable, and collection is probable. The portion of revenue that relates to the Company's obligations to provide customer support, if any, is deferred, based upon the price charged for customer support when it is sold separately, and recognized ratably over the maintenance period. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheet. Revenue from technical support and maintenance contracts is deferred and recognized ratably over the maintenance period.

   The Company has granted warrants to two customers in connection with supply contracts. The fair value of the warrants earned under the agreement is recorded as an offset to revenue in the accompanying consolidated statements of operations.

   Product Warranty--The Company provides for estimated costs to fulfill customer warranty obligations upon the recognition of related equipment revenue. Actual warranty costs incurred are charged against the accrual when paid.

   Income Taxes--The Company recognizes deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases, and for operating loss and tax credit carryforwards. A valuation allowance is recorded if it is "more likely than not" that a portion or all of a deferred tax asset will not be realized.

   Intangible Assets--Intangible assets are comprised of a license for intellectual property and purchased core technology which are being amortized over their estimated useful lives of five years.

   Goodwill--Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill is amortized over an estimated useful life of five years. Accumulated amortization was $18,901,807 and $3,437,146 as of December 31, 2001 and 2000, respectively.

   Long-Lived Assets--Whenever events indicate that the carrying values of long-lived assets, including fixed assets, goodwill and intangible assets, may not be recoverable, the Company evaluates the carrying value of such assets using expected future undiscounted cash flows. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset, the Company will recognize an impairment loss equal to the difference between the fair value and the carrying value of such asset. Management believes that as of December 31, 2001 the carrying values of long-lived assets are appropriate.

   Fair Value of Financial Instruments--In the opinion of management, the estimated fair value of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable and notes payable, approximates their carrying value due to their short term nature.

   Research and Development Costs--Research and development costs are charged to expense as incurred.

   Concentration of Credit Risk and Significant Customers--Financial instruments which potentially subject the Company to credit risk consist principally of accounts receivable. Accounts receivable from two customers represented 55% and 44%, respectively, of the outstanding balance at December 31, 2001. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains reserves for potential credit losses based upon the credit risk of specified customers. For the years ended December 31, 1999, 2000 and 2001, two customer each accounted for at least 10% of revenues and combined accounted for 100%, 100% and 99% of the Company's revenue, respectively.

   Equity-Based Compensation--The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, compensation expense is based on the difference, if any, generally on the date of grant, between the fair value of the Company's stock and the exercise price of the option. The Company accounts for equity instruments issued to nonemployee vendors in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty's performance is complete.

   Customer Warrant Grants--The Company has granted warrants to customers in conjunction with the execution of customer supply agreements. Warrants granted to customers are accounted for in accordance with SFAS No. 123 and EITF Issue No. 96-18. In circumstances in which there is no contractual purchase commitment by the customer, no past relationship between the companies, and no consideration received for the warrants, the fair value of the warrant is recorded as selling and marketing expense on the measurement date. If any of the conditions described above are not met, the fair value of the warrants is capitalized on the measurement date as deferred warrant costs. Deferred warrant costs are amortized as a pro-rata reduction of revenue as the customer fulfills its obligations under supply agreements. The Company evaluates the amortization method for deferred warrant costs based on facts and circumstances. If it appears that a customer may not be able to fulfill the amounts it agreed to purchase, the Company will review the deferred warrant cost for impairment and record adjustments as necessary. Under no circumstances would the amortization period exceed the term of the supply agreement. At December 31, 2001 management believes that customers with warrant grants will fulfill their obligations under supply agreements.

   Software Development Costs--SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires the capitalization of certain software development costs incurred subsequent to the date technological feasibility is established and prior to the date the product is generally available for sale. The capitalized cost is then amortized over the estimated product life. The Company defines technological feasibility as being attained at the time a working model is completed. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

   Net Loss Per Share--Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Weighted average common shares outstanding for purposes of computing basic net loss per share excludes the unvested portion of founders stock and restricted stock (see Note 7). Outstanding shares of founders and restricted stock excluded from the basic weighted average shares calculation because they were not yet vested were 231,600, 13,367,235 and 5,494,151 for the years ended December 31, 1999, 2000 and 2001, respectively. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period, if dilutive. Potentially dilutive common shares are composed of the incremental common shares issuable upon the conversion of preferred stock and the exercise of stock options and warrants, using the treasury stock method. Due to the Company's net loss the effect of potentially dilutive common shares is anti-dilutive, therefore basic and diluted net loss per share are the same. For the years ended December 31, 1999, 2000 and 2001, potentially dilutive shares of 67,535,681, 83,332,293 and 6,572,576, respectively, were excluded from the diluted weighted average shares outstanding calculation.

   Segments--The Company has adopted SFAS No.131, Disclosure about Segments of an Enterprise and Related Information, which requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographic areas, and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has determined that it conducts its operations in one business segment, the telecommunications network segment. All of the Company's revenues to date are derived from customers based in the United States.

   Recent Financial Accounting Pronouncements--On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets, arising from these business combinations, will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary.

   On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, will cease upon adoption of this statement. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company is required to implement SFAS No. 142 on January 1, 2002. If SFAS No. 142 had been in effect for the years ended December 31, 2000 and 2001, amortization expense related to goodwill and net loss would have been reduced by approximately $3.4 million and $15.5 million, respectively; however, impairment reviews may result in future periodic write downs. The Company is currently evaluating the impact that the adoption of SFAS No. 142 on January 1, 2002, had on its results of operations or financial position.

   In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 for fiscal years beginning after June 15, 2002 and has not yet determined the impact that this statement will have on its results of operations or financial position.

   In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to implement SFAS No. 144 for fiscal years beginning after December 15, 2001. The adoption of this standard on January 1, 2002 had no impact on the Company's financial position, results of operations, or cash flows.

   Reclassifications--Certain prior year amounts have been reclassified to conform to the current period presentation. Such reclassifications include the presentation of Deferred Warrant Cost as an asset as opposed to a contra-equity, in accordance with EITF Issue No. 00-18, "Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Non Employees".

3.  INVENTORIES

   Inventories consist of the following:

                                         December 31,
                                    -----------------------
                                       2000        2001
                                    ----------- -----------
                    Raw materials.. $14,652,573 $20,242,766
                    Work-in-process  10,508,549  21,743,663
                    Finished goods.  10,213,989  10,411,694
                                    ----------- -----------
                                    $35,375,111 $52,398,123
                                    =========== ===========

4.  PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                                         December 31,
                                                    -----------------------
                                                       2000        2001
                                                    ----------- -----------
     Equipment..................................... $15,283,124 $46,576,810
     Furniture and fixtures........................   2,496,080   6,463,144
     Acquired software.............................   4,912,567   9,747,235
     Leasehold improvements........................   4,132,450  15,716,203
     Construction in progress......................   2,629,796   6,518,764
                                                    ----------- -----------
                                                     29,454,017  85,022,156
     Less accumulated depreciation and amortization   4,508,719  19,936,754
                                                    ----------- -----------
     Property, plant and equipment--Net............ $24,945,298 $65,085,402
                                                    =========== ===========

   Equipment includes approximately $4,180,188 and $373,275 of assets under capital leases as of December 31, 2000 and 2001, respectively. Accumulated amortization related to these assets was $792,080 and $150,320 at December 31, 2000 and 2001, respectively.

   Depreciation and amortization expenses for 1999, 2000 and 2001 related to property and equipment totaled $1,090,922, $2,926,202 and $15,428,035 respectively.

5.  INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                                December 31,
                                           -----------------------
                                              2000        2001
                                           ----------- -----------
             Licenses..................... $45,000,000 $45,000,000
             Core Technology..............  36,000,000  36,000,000
                                           ----------- -----------
                                            81,000,000  81,000,000
             Less accumulated amortization   4,600,000  20,800,000
                                           ----------- -----------
                                           $76,400,000 $60,200,000
                                           =========== ===========

6.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

   Accrued expenses and other current liabilities consist of the following:

                                                       December 31,
                                                  ----------------------
                                                     2000       2001
                                                  ---------- -----------
        Accrued professional fees................ $  926,625 $   754,129
        Accrued compensation and related expenses  2,068,786  12,762,549
        Accrued taxes............................  3,500,000   1,175,895
        Deferred revenue.........................    970,852  14,549,053
        Warranty reserve.........................    700,604   8,466,615
        Other....................................    532,282   2,069,176
                                                  ---------- -----------
                                                  $8,699,149 $39,777,417
                                                  ========== ===========

7.  STOCKHOLDERS' EQUITY

   Stock Splits--On June 22, 2000, the Company's board of directors approved a 3 for 1 common stock split for shareholders of record of that date. The split became effective August 11, 2000. On October 18, 2000, the Company's board of directors approved a 2 for 1 common stock split for shareholders of record of that date. The split became effective November 6, 2000. On April 25, 2001, the Company's board of directors approved a 1 for 2 reverse common stock split for shareholders of record as of that date. The split became effective April 25, 2001. All share and per share information included in these consolidated financial statements have been restated to include the effects of the stock splits and reverse split for all periods presented.

   Founders' Stock--In May 1997, the founders of the Company purchased 2,604,000 shares of common stock under Management Investor Subscription Agreements. Under each agreement, these shares are subject to a vesting schedule principally over a four-year period. In the event of termination of employment, the Company has the right to repurchase any unvested shares at par value. If the termination was for cause (as defined), the Company holds the right to repurchase for one year from the termination date. If the termination was without cause, because of employee resignation or death/disability, the Company holds the right to repurchase for 120 days. After the time period has lapsed, all unvested shares become immediately vested. The Company's right to repurchase unvested shares of founders' stock upon termination of employment terminates upon completion of a qualified offering, as such all founders' stock became nonforfeitable upon effectiveness of the Company's initial public offering in May 2001.

   Restricted Stock--During the year ended December 31, 2000, certain employees exercised stock options for 19,090,599 shares of common stock. The consideration given by the employees were full recourse notes at applicable federal interest rates. Upon exercise, the employees received 19,090,599 shares of restricted common stock. The restricted stock generally vests 25% on the first anniversary of the issuance date and then pro-rata on a monthly basis during the next three years. The Company has the right to repurchase any unvested shares at the price per share paid by the employee, plus accrued interest, during the one-year period following the termination of employment, for any reason, with or without cause. The repurchase right lapses after one year, and all unvested shares become immediately vested.

   Preferred Stock--The Company was authorized to issue 10,322,917 shares of $.001 par value Series A Preferred Stock, 233,333 shares of $.001 par value Series B Preferred Stock, 2,593,974 shares of $.001 par value Series C Preferred Stock, 6,010,926 shares of $.001 par value Series D Preferred Stock and 7,500,000 shares of $.001 par value Series E Preferred Stock.

   On May 8, 1997, the initial investors in the Company entered into a stock purchase and contribution agreement (the "Agreement"). In accordance with the Agreement, cash investors were issued 4,850,000 shares of Series A Preferred Stock at $2.40 per share and 233,333 shares of Series B Preferred Stock at $2.40 per share.

   Non-cash investors were issued 3,916,667 shares of Series A Preferred Stock and contributed intellectual property and equipment which were valued at the contributor's historical cost of $1,700,393.

   On May 20, 1998, a cash investor was issued 416,667 shares of Series A Preferred Stock at $2.40 per share for a total investment of $1 million.

   On February 11, 1999, the Company issued 765,027 shares of Series C Preferred Stock at $9.15 per share. Simultaneously, a Senior Convertible Note plus accrued interest of $16,289,847 was converted into 1,780,312 shares of Series C Preferred Stock at $9.15 per share. The total number of shares issued was 2,545,339 and the total dollar value of the transactions, net of issuance costs of $109,660, was $23,180,184.

   On December 2, 1999, the Company issued 4,895,239 shares of Series D Preferred Stock at $9.15 per share. Simultaneously, a Senior Promissory Note plus accrued interest of $5,208,542 was converted into 569,240 shares of Series D Preferred Stock at $9.15 per share. The total number of shares issued was 5,464,479 and the total dollar value of the transaction, net of issuance costs of $335,638, was $49,664,342. In January 2000, the Company issued an additional 546,447 shares of Series D Preferred Stock at $9.15 per share. The proceeds to the Company were $5,000,000.

   Significant terms of Series A, Series B, Series C and Series D Preferred Stock were as follows:

  . Each share of Series A, Series C, and Series D Preferred Stock is convertible into common stock at the option of the holder, at any time, at a conversion price of $2.40 per share for Series A and $9.15 per share for Series C and Series D. The conversion price is subject to adjustments for events of dilution as specified in the certificate of incorporation. Each share of Series B Preferred Stock is convertible at the option of the holder, at any time, into one share of Series A Preferred Stock.

      All shares of Series A, Series C, and Series D Preferred Stock automatically convert, without any action by the holder, into common stock based on the then applicable Series A, Series C, and Series D conversion price in the event of either a qualified IPO (as defined) or upon the conversion of specified percentages of the related Preferred Stock. Based on certain rights held by the holders of Series C Preferred Stock, upon effectiveness of a qualified IPO and conversion of our preferred stock, holders of Series C Preferred Stock will receive approximately an additional 51,000 shares of common stock. All shares of Series B Preferred Stock automatically convert, without any action by the holder, into common stock based on the then applicable conversion price for the Series A Preferred Stock in the event of the automatic conversion of Series A, Series C, and Series D Preferred Stock.

  . The holders of Series A, Series C, and Series D Preferred Stock have voting rights equal to the equivalent number of shares of common stock while Series B Preferred Stock has no voting rights.

  . Dividends may be declared at the discretion of the Board of Directors and are noncumulative. Dividends for Preferred Stock have to be paid and declared equivalent to the per-share dividend on common stock.

  . In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A, Series B, Series C, and Series D Preferred Stock are entitled to receive out of the assets of the Company, whether such assets derive from capital or surplus, an amount equal to $2.40 per share in the case of Series A and Series B Preferred Stock and $9.15 per share in the case of Series C and Series D Preferred Stock (subject to adjustment for any stock splits, reverse splits or similar capitalization affecting such shares), plus any declared but unpaid dividends on such shares. Payment of the liquidation preference to holders of Series A, Series B, Series C, and Series D Preferred Stock will be made pro rata among the Series A, Series B, Series C, and Series D Preferred Stock based on the respective liquidation preference of each such class until each such class receives its full liquidation, before any payment is made or any assets distributed to the holders of common stock or any other shares ranking on liquidation junior to the Series A, Series B, Series C, and Series D Preferred Stock.

      After payment of the liquidation preference to holders of Series A, Series B, Series C, and Series D Preferred Stock, the holders of Series A, Series B, Series C, and Series D Preferred Stock are entitled to share in the distribution of any remaining assets of the Company on the same basis as if the holders of Series A, Series B, Series C, and Series D Preferred Stock had converted their shares into common stock.

   On September 20, 2000, the Company issued 7,274,413 shares of Series E Preferred Stock at $30 per share. Proceeds raised were $212,495,174, net of issuance costs of $5,737,216. The Series E Preferred Stock automatically converts into common stock upon an IPO, based on the IPO price. If an IPO does not occur by September 30, 2002, the Series E Preferred Stock converts into common stock at $10 per share. Should the Series E Preferred Stock be automatically converted to common stock on September 30, 2002, the Company will record a deemed dividend to the holders of Series E Preferred Stock, reflecting the embedded beneficial conversion feature. In the event of any liquidation, dissolution, or winding up of the Company, holders of Series E Preferred Stock will be entitled to receive a liquidation preference of $30 per share. If a liquidation event occurs prior to September 30, 2002, the consideration to be received by Series E Preferred Stock holders is capped. The Series E Preferred Stock has voting, dividend, and anti-dilution rights similar to the Series A, Series C, and Series D Preferred Stock.

   As the terms of the Series A, Series B, Series C, Series D, and Series E Preferred Stock include deemed liquidation events where cash redemption of the securities could be triggered by a merger, consolidation, or sale of substantially all of the Company's assets, all classes of preferred stock have been classified outside of stockholders' equity.

   On September 26, 2001, we issued 71,316 shares of common stock to Comdisco, Inc. upon the cashless exercise of two warrants to purchase 29,509 shares of our Series C preferred stock based on an exercise price of $3.05 per share. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

   Public Offering--On May 17, 2001, Tellium completed an initial public offering ("IPO") of 10,350,000 shares of common stock at a price of $15.00 per share less underwriters' discounts and commissions. Net proceeds from the public offering were approximately $139.3 million after deducting underwriting discounts, commissions and offering expenses.

   Outstanding shares of Series A, Series B, Series C, Series D and Series E Preferred Stock automatically converted, without any action by the holder, into 71,208,879 shares of common stock upon effectiveness of the Company's IPO.

   Other Common Stock Issuances--In conjunction with the execution of a customer supply agreement in September 2000, the Company sold 333,333 shares of common stock to officers and affiliates of a customer at $30 per share. The Company issued 1.5 million shares of common stock on September 1, 2000 to acquire a license from AT&T. On October 10, 2000, the Company issued 3,749,942 shares of common stock to acquire all of the outstanding stock of Astarte Fiber Networks, Inc. ("Astarte"). See Note 13.

   1997 Employee Stock Option Plan--On May 8, 1997, the Company adopted the 1997 Employee Stock Option Plan, currently known as the Amended and Restated 1997 Employee Stock Incentive Plan (the "1997 Plan"). The 1997 Plan authorized the granting of both incentive and nonqualified stock options for an aggregate of 3,000,000 shares of common stock, subject to authorization by the Compensation Committee of the Board of Directors (the "Compensation Committee"). Options generally vest over a four-year period from the grant date. The Compensation Committee has amended the number of shares authorized under the 1997 Plan various times. The amended Option Plan allowed a total of 45,625,000 options to be granted under the 1997 Plan. As of December 31, 2001, 19,618,468 stock options were outstanding under the 1997 Plan, and no shares were available for future grant under the 1997 Plan.

   2001 Incentive Stock Plan--In February 2001, the Company adopted the 2001 Stock Incentive Plan, which became effective on March 12, 2001 (the "2001 Plan"). The 2001 Plan authorized the granting of both incentive and nonqualified stock options and other awards for an aggregate of no more than 8,129,272 shares of common stock, subject to authorization by the Compensation Committee. Options and other awards generally vest over a four-year period from the grant date. As of December 31, 2001, 7,980,888 stock options were outstanding under the 2001 Plan and 37,709 shares were available for future grant under the 2001 Plan.

   Special 2001 Stock Incentive Plan--In November 2001, the Company adopted the Special 2001 Stock Incentive Plan, which became effective on November 14, 2001 (the "2001 Special Plan", together with the 2001 Plan and 1997 Plan, the "Option Plans"). The 2001 Special Plan authorized the granting of both incentive and nonqualified stock options and other awards for an aggregate of no more than 1,737,500 shares of common stock, subject to authorization by the Compensation Committee. As of December 31, 2001, 953,201 stock options were outstanding under 2001 Special Plan, and 784,299 shares were available for future grant under the 2001 Special Plan.

   Stock option activity regarding the Option Plans is summarized as follows:

                                                                    Weighted
                                                                    Average
                                                                    Exercise
                                                         Shares      Price
                                                       -----------  --------
   Outstanding as of January 1, 1999..................   2,410,425    0.14
                                                       -----------
      Options granted.................................  12,071,508    1.56
      Options exercised...............................    (123,675)   0.10
      Options cancelled...............................  (1,072,974)   0.16
                                                       -----------
   Outstanding as of December 31, 1999................  13,285,284    1.44
                                                       -----------
      Options granted.................................  26,498,526    2.80
      Options exercised............................... (14,389,100)   1.74
      Options cancelled...............................  (2,021,658)   1.86
                                                       -----------
   Outstanding as of December 31, 2000................  23,373,052    2.76
                                                       -----------
      Options granted.................................  10,887,748    8.04
      Options exercised...............................  (3,456,037)   2.07
      Options cancelled...............................  (2,252,206)   4.18
                                                       -----------
   Outstanding as of December 31, 2001................  28,552,557    4.74
                                                       -----------
   Exercisable as of December 31, 2001................   6,988,290
   Available for future grants as of December 31, 2001     822,008

   The Company has granted 267,500 and 508,142 options (included in the table above) under the Option Plans to non-employees during the years ended December 31, 2000 and 2001, respectively. These options vest either as the non-employee performs services for the Company or upon the attainment of performance milestones. The measurement date of the fair value of the options is the date on which the non-employees' performance is complete. At December 31, 2000 and December 31, 2001, a measurement date has been reached and vesting has occurred for 142,258 and 694,721 of these options, respectively. The fair value recognized related to these vested options for the years ended December 31, 2000 and December 31, 2001 was $3,202,034 and $4,791,639, respectively.

   At December 31, 2001, stock options outstanding were as follows:

                                        Weighted               Weighted
                                        Average                Average
            Range of        Options   Contractual  Exercisable Exercise
         Exercise Prices  Outstanding Life (Years)   Options    Price
         ---------------  ----------- ------------ ----------- --------
         $ 0.08 -  2.10    1,111,468      7.19        344,850   $ 0.19
                   2.14   12,409,114      8.28      4,372,702     2.14
                   3.10    5,629,001      9.01      1,582,875     3.10
                   4.93    1,484,500      9.75        151,812     4.93
           6.04 -  6.31    4,675,000      9.87         93,498     6.04
          12.75 - 14.00    1,463,500      9.39        154,466    13.73
          17.66 - 20.00    1,779,974      9.10        288,087    19.90
                          ----------      ----      ---------   ------
                          28,552,557      8.83      6,988,290     4.74
                          ==========                =========

   In connection with the grant of stock options to employees and non-employee directors in 1999, 2000 and 2001, the Company recorded deferred stock compensation of $14,391,419, $221,178,267 and $26,374,403 respectively, for the difference between the exercise price and the fair value of the underlying common stock at the date of the grant. Such amount is presented as a reduction of stockholders' equity and is amortized over the vesting period of the related stock options. Non-cash compensation expense of $2,857,485, $32,943,122 and $59,871,303 was recorded in the statement of operations for the years ended December 31, 1999 and 2000 and 2001, respectively.

   Had the Company elected to recognize compensation expense for stock options according to SFAS No. 123, based on the fair value at the grant dates of the awards, net loss and net loss per share would have been as follows:

                                                Year Ended December 31,
                                      ------------------------------------------
                                          1999          2000           2001
                                      ------------  -------------  -------------
Net loss:
   As reported....................... $(20,010,349) $(110,363,148) $(210,989,008)
   Pro forma.........................  (22,187,655)  (112,198,126)  (227,370,157)
Net loss per basic and diluted share:
   As reported....................... $      (8.78) $      (13.96) $       (2.98)
   Pro forma.........................        (9.74)        (14.20)         (3.21)

   The weighted average fair value of the Company's stock options was calculated using the Black-Scholes Model with the following weighted average assumptions used for grants: no dividend yield; risk free interest rates between 3.33% and of 6.25%; expected volatility of 0% (80% for grants issued during and after September 2000); and expected lives of 4 years. The weighted average fair value of options granted during the years ended December 31, 1999, 2000 and 2001 was $2.76, $6.53 and $5.82 per share, respectively.

   Warrants--Set forth below is a summary of the Company's outstanding warrants at December 31, 2001.

                               Exercise
           Underlying Security  Price   Warrants   Expiration Date
           ------------------- -------- --------- ------------------
            Common Stock (1)..  $ 3.05  5,226,000 September 21, 2005
            Common Stock (2)..   14.00  1,000,000        N/A

--------
(1) In conjunction with executing a supply contract with a customer in September 1999, the Company granted a warrant to purchase up to 5,226,000 shares of the Company's common stock at an exercise price of $3.05 per share. Upon execution of the agreement, 1,045,200 of the shares subject to the warrant vested, with the vesting of the remaining shares dependent upon the volume of the customer's purchases from the Company. As the 1,045,200 warrants vested upon execution of the supply agreement and are not subject to forfeiture, a measurement date has occurred for those warrants, and a charge of $1,048,707 was recorded to sales and marketing expense (as there was no contractual purchase commitment) for the year ended December 31, 1999 to reflect the fair value of the warrants at grant date. Under the terms of the original agreement, the vesting of the remaining warrants was dependent upon purchases made by the customer. Therefore, variable plan accounting was used and related charges varied each accounting period until a measurement date occurred. A measurement date occurred when customer purchases reached certain specified levels. In November 2000, the terms of the Company's warrant agreement with the customer were amended, to immediately vest all of the remaining shares subject to the warrants. The shares subject to the warrants become exercisable based on the schedule of milestones previously contained in the original agreement. If the milestones are not reached by March 31, 2005, the remaining unexercised shares subject to the warrant shall then become exercisable. As a result of this amendment a measurement date has been reached. In connection with the execution of this amendment, the Company recorded the fair value of the warrants, $90.6 million, as deferred warrant costs. This charge is being recorded as a reduction of revenue as the customer makes purchases under the agreement. Fair value was determined utilizing a Black-Scholes option pricing model. Assumptions utilized by the Company in its Black-Scholes calculations include volatility of 80%, expected life of 3 years, and a risk free interest rate of 6%.
(2) In conjunction with the execution of a customer supply agreement in September 2000, the Company granted a warrant to purchase 2,000,000 shares of common stock at an exercise price of $30 per share. All of the warrants vested upon execution of the agreement. In addition, on April 10, 2001 the Company issued a warrant to purchase 375,000 shares of our common stock at an exercise price of $14.00 per share, and the exercise price of the warrants to purchase 2,000,000 shares of our common stock referred to above was adjusted to $14.00 pursuant to the terms of the warrants. As the warrants vested upon execution of the agreement and are not subject to forfeiture, fair values of approximately $34.5 million and $3.5 million were determined upon execution of the agreement in September 2000 and its amendment in April 2001, respectively. The fair value of the warrants was calculated using the Black-Scholes Model with the following assumptions used: no dividend yield; risk free interest rates of 6.25% and 4.75%; expected volatilities of 80%; and expected lives of 3.25 years and 4.25 years. The fair value of the warrants has been capitalized as deferred warrant cost and is being recorded as an offset to revenue as purchases are made. In December 2001, coincident with the amendment of the customer supply agreement, warrants representing 1,375,000 shares of common stock were forfeited. The Company reduced the carrying value of deferred warrant costs and recorded a charge of approximately $19.2 million as an offset to gross revenue related to the forfeited warrants. The deferred warrant cost related to the 1,000,000 warrants that remain outstanding will continue to be amortized as a reduction of revenue based on customer purchases.

8.  NOTES PAYABLE

  a.  Secured Promissory Notes-Comdisco, Inc.

   On November 23, 1999, the Company issued two secured promissory notes to Comdisco, Inc. ("Comdisco"). The notes are collateralized by substantially all of the Company's equipment and bear interest of 7.5% per annum. The remaining principal amounts of $543,614 and $101,632 are payable in monthly installments through December 1, 2002 and June 1, 2002, respectively, which commenced January 1, 2000.

  b.  Bank Loan

   On January 22, 2001, the Company obtained a $540,000 bank loan, The loan is collateralized by the fixed assets purchased with the proceeds and bears interest of 8.5% per annum. The principal is payable in full on January 1, 2004, whereas interest is payable in monthly installments.

  c.  Lines of Credit

   On November 11, 1999, Tellium obtained a $4,000,000 lease-line of credit from Comdisco. The line of credit bears an interest rate of 7.5% and expires on November 10, 2002. At December 31, 2000, the Company had drawn approximately $3.6 million under this agreement. Such amounts were repaid during 2001. At December 31, 2001, the Company had not drawn any amount under this agreement.

   During the year ended December 31, 2000, the Company entered into a $10,000,000 line of credit with a bank. The line of credit bears interest at 6.75% and expires on June 30, 2002. The outstanding balances on this line of credit at December 31, 2000 and 2001 were $4,000,000 and $8,000,000, respectively.

9.  EMPLOYEE BENEFIT PLAN

   In July 1997, the Company adopted a 401(k) defined contribution plan covering all qualified employees. The Company matches 50% of the participating employees' first 5% of contributions, capped at a maximum 2.5% of the employee's annual salary. Company matching contributions for 1999, 2000 and 2001 amounted to $130,355, $328,076 and $868,531, respectively.

10.   INCOME TAXES

   A reconciliation of the Company's income tax provision computed at the U.S. federal statutory rates to the recorded income tax provision for the years ended December 31, 1999, 2000 and 2001 is as follows:

                                              1999          2000          2001
                                           -----------  ------------  ------------
Tax at U.S. statutory rate................ $(6,804,000) $(38,900,000) $(73,333,000)
State income taxes, net of federal benefit  (1,210,000)   (6,670,000)  (18,102,000)
Research and development credits and other  (1,424,000)   (2,276,000)   (4,360,000)
Goodwill..................................          --            --     5,413,000
Cancelled warrants........................          --            --     6,702,000
Valuation allowance recorded..............   9,438,000    47,846,000    83,680,000
                                           -----------  ------------  ------------
Recorded tax provision.................... $        --  $         --  $         --
                                           ===========  ============  ============

   The components of the Company's deferred tax asset at December 31, 2000 and 2001 are as follows:

                                                    December 31
                                            ---------------------------
                                                2000          2001
                                            ------------  -------------
       Deferred tax assets:
          Deferred revenue................. $    398,000  $   1,676,000
          Deferred rent....................       22,000        103,000
          Warranty reserve.................      247,000      3,725,000
          Net operating loss carryforwards.   39,632,000     57,373,000
          Intangible assets................    1,374,000      7,283,000
          Fixed assets.....................      332,000     (1,095,000)
          Research and development credits.    4,576,000      7,590,000
          Deferred compensation............   16,086,000     45,584,000
          Deferred warrant costs...........    1,137,000     19,522,000
          Other............................       49,000         41,000
          Inventory reserve................    1,059,000      5,386,000
          Inventory capitalization.........    4,378,000      5,782,000
                                            ------------  -------------

          Total net deferred tax assets....   69,290,000    152,970,000
          Less valuation allowance.........  (69,290,000)  (152,970,000)
                                            ------------  -------------
                                            $         --  $          --
                                            ============  =============

   At December 31, 2001, the Company has available U.S. net operating loss carryforwards of approximately $130 million, which will expire between 2017 and 2021 In addition, the Company also has available research and development tax credit carryforwards of approximately $7.5 million,which will expire between 2018 and 2021. In addition, the use of federal net operating loss carryforwards may be limited under IRC Section 382 due to certain changes in ownership.

11.  RELATED PARTY TRANSACTIONS

   The Company entered into a three-year employment agreement with a former employee of one of its stockholders. As part of this agreement, the Company agreed to pay 80% of the employee's COBRA until a health plan was in place. The stockholder agreed to pay annually $30,400 of additional compensation for the employee commencing on July 28, 1997 and ending on July 28, 1999.

   Approximately $1.4 million of the Company's revenue in 1999 were derived from sales to an affiliate of one of Tellium's stockholders. In addition, Tellium purchased approximately $360,000 of product from this company in 1999.

12.  COMMITMENTS AND CONTINGENCIES

   The Company leases certain telephone, computer and other equipment under long-term capital leases and has the option to purchase such equipment at a nominal cost at the termination of the leases. In addition, the Company is obligated under non-cancelable operating leases expiring on various dates through 2007 for facilities.

   Future minimum lease payments for the capital and operating leases with initial or remaining terms in excess of one year as of December 31, 2001 are as follows:

                                                     Capital   Operating
                                                     Leases     Leases
                                                     -------- -----------
      2002.......................................... $111,972 $ 2,597,460
      2003..........................................   80,928   2,776,126
      2004..........................................   45,279   2,579,181
      2005..........................................       --   2,001,918
      2006..........................................       --   1,431,073
      Thereafter....................................       --     372,023
                                                     -------- -----------
      Total future minimum lease payments........... $238,179 $11,757,781
                                                     ======== ===========

      Amount representing interest.................. $ 18,054
                                                     ========
      Present value of minimum lease payments....... $220,125
                                                     ========
      Current portion of capital lease obligation... $ 95,612
                                                     ========
      Noncurrent portion of capital lease obligation $124,513
                                                     ========

   Rent expense for the years ended December 31, 1999, 2000 and 2001 was $340,989, $739,261 and $2,937,868, respectively.

13.  ACQUISITION AND LICENSE AGREEMENT

   On September 1, 2000, the Company entered into an agreement with AT&T Corp. to license certain intellectual property in exchange for 1,500,000 shares of Tellium common stock with a fair value of $45 million. The license has been recorded in intangible assets on the balance sheet and is being amortized over its estimated useful life of five years.

   On October 10, 2000, the Company acquired Astarte by issuing 3,749,942 shares of its common stock to acquire all of the outstanding stock of Astarte. Astarte developed, manufactured, and sold switches for use in optical networks. The Company has acquired Astarte primarily for its intellectual property. The acquisition has been accounted for under the purchase method and the results of operations for Astarte are included with the Company beginning October 10, 2000. The common stock issued by the Company was valued at $112.5 million. Identifiable intangible assets will be amortized over their estimated useful life of five years. Goodwill had been amortized until December 31, 2001. Upon implementation of SFAS No. 142 the accounting for goodwill will be changed from an amortization method to an impairment-only approach. The allocation of the fair value of the net assets acquired is as follows:

                         Net Liabilities $   (835,774)
                         Core Technology   36,000,000
                         Goodwill.......   77,335,774
                                         ------------
                                         $112,500,000
                                         ============

   The following unaudited pro forma financial information reflects the combined results of operations of the Company and Astarte as if Astarte had been acquired on the first day of fiscal year 2000. The unaudited pro forma basis financial information also assumes that the license of intellectual property from AT&T had occurred on January 1, 2000. The summary includes the impact of certain adjustments, such as goodwill and intangible asset amortization and the number of shares outstanding. The unaudited pro forma financial information is not necessarily indicative of what actually would have occurred had the transactions occurred on January 1, 2000, nor are they intended to be a projection of future results.

                                                           Year Ended
                                                          December 31,
                                                              2000
                                                          -------------
        Revenue, net..................................... $  13,842,318
        Net loss.........................................  (139,035,576)
        Net loss per basic and diluted share............. $       (5.69)

14.  Quarterly Financial Information (Unaudited)

   The following is a summary of selected quarterly financial data for the years ended December 31, 2000 and 2001:

                                                                    2001 Quarters Ended
                                                  ------------------------------------------------------
                                                    March 31      June 30     September 30  December 31
                                                  ------------  ------------  ------------  ------------
Revenue--net..................................... $ 10,845,748  $ 23,524,468  $ 26,213,178  $ 15,061,915
Gross profit.....................................      118,634     3,287,776       437,691   (15,545,660)
Operating loss...................................  (52,489,537)  (53,752,470)  (50,654,776)  (63,107,041)
Net loss.........................................  (49,812,760)  (51,497,917)  (48,163,476)  (61,514,855)
Net loss per basic and diluted share.............        (3.20)        (0.87)        (0.47)        (0.58)

                                                                    2000 Quarters Ended
                                                  ------------------------------------------------------
                                                    March 31      June 30     September 30  December 31
                                                  ------------  ------------  ------------  ------------
Revenue--net..................................... $  3,123,184  $  3,869,346  $     80,664  $  5,757,762
Gross profit.....................................      865,989       715,196    (1,562,900)   (2,918,337)
Operating loss...................................  (10,826,276)  (16,269,972)  (30,088,449)  (60,179,910)
Net loss.........................................  (10,103,543)  (15,365,906)  (28,611,884)  (56,281,815)
Net loss per basic and diluted share.............        (3.91)        (2.16)        (3.29)        (4.35)

                                                                    SCHEDULE II

                                 TELLIUM, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

             For the Years Ended December 31, 1999, 2000 and 2001

                                                               Additions
                                                   Balance at  Charged to
                                                  Beginning of Costs and   Write-offs   Balance at
                                                     Period     Expenses  (Deductions) End of Period
                                                  ------------ ---------- ------------ -------------
Allowance for Doubtful Accounts
For the year ended December 31, 1999.............          --      60,000      --            60,000
For the year ended December 31, 2000.............      60,000      61,000      --           121,000
For the year ended December 31, 2001.............     121,000      36,000      --           157,000

Deferred Tax Valuation Allowance
For the year ended December 31, 1999.............  11,159,000  10,285,000      --        21,444,000
For the year ended December 31, 2000.............  21,444,000  47,846,000      --        69,290,000
For the year ended December 31, 2001.............  69,290,000  83,680,000      --       152,970,000

                                 EXHIBIT INDEX

   The following documents are filed as exhibits to this report:

Exhibit                                           Description
-------                                           -----------

 3.1*   Amended and Restated Certificate of Incorporation of Tellium, Inc.

 3.2*   Amended and Restated Bylaws of Tellium, Inc.

 4.1*   Specimen common stock certificates

 4.2*   Amended and Restated Stockholders' Agreement dated as of September 19, 2000 by and among
        Tellium, Inc. and certain stockholders of Tellium, Inc.

 4.3*   Supplemental Stockholders' Agreement dated as of August 29, 2000 by and among Tellium, Inc.
        and certain former stockholders of Astarte Fiber Networks, Inc.

 4.4*   Form of Supplemental Stockholders Agreement dated as of September 18, 2000 by and among
        Tellium, Inc. and Qwest Investment Company (fka U.S. Telesource, Inc.)

 4.5*   Form of Supplemental Stockholders Agreement dated as of September 18, 2000 by and among
        Tellium, Inc. and the Holders listed therein

 4.6*   Form of Supplemental Stockholders' Agreement dated March 21, 2001 by and among Tellium, Inc.
        and the parties listed therein

 4.7*   Supplemental Stockholders' Agreement dated April 10, 2001 by and between Tellium, Inc. and
        Qwest Investment Company (fka U.S. Telesource, Inc.)

10.1*   Amended and Restated Securities Purchase Agreement dated as of February 10, 1999, among
        Tellium, Inc. and the purchasers named therein

10.2*   Stock Purchase Agreement dated as of February 11, 1999 by and among Tellium, Inc., Cisco
        Systems, Inc. and other investors, as amended pursuant to Amendment No. 1 dated May 5, 1999 to the Stock Purchase Agreement

10.3*   Stock Purchase Agreement dated as of December 2, 1999 by and among Tellium, Inc. and certain investors, as amended pursuant to Amendment No. 1 dated January 14, 2000 to the Stock Purchase
        Agreement

10.4+*  Purchase Agreement dated as of September 21, 1999 between Tellium, Inc. and Extant, Inc.

10.5*   Agreement and Plan of Merger dated as of August 29, 2000 by and among Tellium, Inc., Astarte
        Acquisition Corporation, Astarte Fiber Networks, Inc., AFN LLC and Aron B. Katz

10.6*   Stock Purchase Agreement dated September 1, 2000 by and between Tellium, Inc. and AT&T Corp.

10.7*   Stock Purchase Agreement dated as of September 19, 2000 by and among Tellium, Inc. and certain investors

10.8+*  Restated and Amended Intellectual Property Agreement dated December 30, 1998 between Bell
        Communications Research Inc. and Tellium, Inc.

10.9+*  Warrant to Purchase Common Stock granted to Extant, Inc. dated September 21, 1999, and Side
        Letter to Annex I to the Warrant dated December, 1999

10.10+* Amendment to Warrant to Purchase Common Stock dated as of September 21, 1999 between
        Tellium, Inc. and Dynegy Global Communications, Inc. (as successor to Extant, Inc.), made as of
        November 2, 2000

10.11+* Amendment to Purchase Agreement dated as of September 21, 1999 between Tellium, Inc. and
        Extant, Inc., made as of November 6, 2000

10.12+* Contract Manufacturing Agreement dated as of August 1, 2000 between Tellium, Inc. and Solectron
        Corporation

Exhibit                                           Description
-------                                           -----------

10.13+* Agreement dated as of August 7, 2000 between Tellium, Inc. and Cable & Wireless Global
        Networks Limited

10.14*  Patent License Agreement dated September 1, 2000 by and between Tellium, Inc. and AT&T Corp.

10.15+* "A" Warrants to Purchase Common Stock granted to Qwest Investment Company
        (fka U.S. Telesource, Inc.), dated as of September 18, 2000

10.16*  Business Loan Agreement dated June 1, 2000 by and among Tellium, Inc. and
        Commerce Bank/Shore N.A.

10.17*  Executive Employment Agreement dated as of December 31, 1999 between Tellium, Inc. and
        Harry J. Carr

10.18*  Restricted Stock Agreement (Time Vested Shares) dated as of April 4, 2000 by and between
        Tellium, Inc. and Harry J. Carr

10.19*  Restricted Stock Agreement (Performance Shares) dated as of April 4, 2000 by and between
        Tellium, Inc. and Harry J. Carr, and Amendment Number 1 to the Restricted Stock Agreement dated
        September 18, 2000

10.20*  Form of Restricted Stock Agreement for Executives

10.21*  Lease Agreement dated February 9, 1998 between Tellium, Inc. and G.B. Ltd., L.L.C. (as amended)

10.22*  Lease Agreement dated August 3, 2000 between 185 Monmouth Parkway Associates, L.P. and
        Tellium, Inc.

10.23*  Amended and Restated 1997 Employee Stock Incentive Plan

10.24*  2001 Stock Incentive Plan

10.25+  Amended and Restated Procurement Agreement dated December 14, 2001 between Tellium, Inc.
        and Qwest Communications Corporation (Incorporated by reference from Exhibit 10.1 of the
        Company's Report on Form 8-K dated and filed with the Securities and Exchange Commission on
        December 20, 2001)

10.26** Retirement and Separation Agreement and Release dated as of December 21, 2001 between Richard
        W. Barcus and Tellium, Inc.

16.1**  Letter re: change in certifying accountant

21.1**  Subsidiaries of Tellium, Inc.

23.1**  Consent of Deloitte & Touche LLP

--------
 * Incorporated by reference from the Registration Statement filed on Form S-1, Registration No. 333-46362.
** Filed herewith.
 + Subject to a confidential treatment request.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oceanport, State of New Jersey, on April 1, 2002.

                                               TELLIUM, INC.

                                                        /S/  HARRY J. CARR
                                               By: -----------------------------
                                                           Harry J. Carr
                                                      Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended December 31, 2001 has been signed below by the following persons in the capacities and on the dates indicated.

          Signature                       Title                 Date
          ---------                       -----                 ----

     /S/  HARRY J. CARR       Chief Executive Officer and   April 1, 2002
-----------------------------   Chairman of the Board of
        Harry J. Carr           Directors (Principal
                                Executive Officer)

    /S/  WILLIAM PROETTA      President and Chief Operating April 1, 2002
-----------------------------   Officer
       William Proetta

   /S/  WILLIAM B. BUNTING    Director                      April 1, 2002
-----------------------------
     William B. Bunting

   /S/  MICHAEL M. CONNORS    Director                      April 1, 2002
-----------------------------
     Michael M. Connors

   /S/  JEFFREY A. FELDMAN    Director                      April 1, 2002
-----------------------------
     Jeffrey A. Feldman

  /S/  EDWARD F. GLASSMEYER   Director                      April 1, 2002
-----------------------------
    Edward F. Glassmeyer

 /S/  RICHARD C. SMITH, JR.   Director                      April 1, 2002
-----------------------------
    Richard C. Smith, Jr.

 /S/  WILLIAM A. ROPER, JR.   Director                      April 1, 2002
-----------------------------
    William A. Roper, Jr.

    /S/  MARC B. WEISBERG     Director                      April 1, 2002
-----------------------------
      Marc B. Weisberg

    /S/  MICHAEL J. LOSCH     Chief Financial Officer       April 1, 2002
-----------------------------   (Principal Financial and
      Michael J. Losch          Accounting Officer)