Form 10-Q
period 2002-03-31
TELLIUM INC
filed 2002-05-15
CIK 1101680

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______.

                        Commission File Number: 000-32743

                                  TELLIUM, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                        22-3509099
   -------------------------------                        ----------------
   (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)

                                2 Crescent Place
                        Oceanport, New Jersey 07757-0901
                -------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (732) 923-4100
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 31, 2002, there were 112,536,672 shares outstanding of the registrant's common stock, par value $0.001.

================================================================================

                                  TELLIUM, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                          Page No.
                                                                                         ----------
Item 1.  Condensed Consolidated Financial Statements: ..................................     3

           Condensed Consolidated Balance Sheets .......................................     3

           Condensed Consolidated Statements of Operations .............................     4

           Condensed Consolidated Statement of Changes in Stockholders' Equity .........     5

           Condensed Consolidated Statements of Cash Flows .............................     6

           Notes to Condensed Consolidated Financial Statements ........................     7

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................     9

Item 3     Quantitative and Qualitative Disclosures About Market Risk ..................    21


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .............................................................    22

Item 2.  Changes in Securities and Use of Proceeds .....................................    22

Item 3.  Defaults Upon Senior Securities ...............................................    22

Item 4.  Submission of Matters to a Vote of Security Holders ...........................    22

Item 5.  Other Information .............................................................    22

Item 6.  Exhibits and Reports on Form 8-K ..............................................    22

         Signatures ....................................................................    23

                                  TELLIUM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                                 December 31,         March 31,
                                                                                                    2001                2002
                                                                                                    ----                ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..............................................................     $   218,708,074     $   208,817,595
  Accounts receivable ....................................................................          23,923,631          48,371,723
  Inventories ............................................................................          52,398,123          40,389,545
  Prepaid expenses and other current assets ..............................................           8,107,916           6,057,913
                                                                                               ---------------     ---------------

   Total current assets ..................................................................         303,137,744         303,636,776
PROPERTY AND EQUIPMENT--Net ..............................................................          65,085,402          62,298,064
INTANGIBLE ASSETS--Net ...................................................................          60,200,000          56,150,000
GOODWILL--Net ............................................................................          58,433,967          58,433,967
DEFERRED WARRANT COST ....................................................................          65,704,572          58,348,717
OTHER ASSETS .............................................................................           1,276,847             949,336
                                                                                               ---------------     ---------------

TOTAL ASSETS .............................................................................     $   553,838,532     $   539,816,860
                                                                                               ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable .................................................................     $     9,683,821     $    10,837,907
  Accrued expenses and other current liabilities .........................................          39,777,417          39,025,178
  Current portion of notes payable .......................................................             601,847             425,112
  Current portion of capital lease obligations ...........................................              95,612              88,294
  Bank line of credit ....................................................................           8,000,000           8,000,000
                                                                                               ---------------     ---------------

   Total current liabilities .............................................................          58,158,697          58,376,491
LONG-TERM PORTION OF NOTES PAYABLE .......................................................             583,399             540,000
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS ...........................................             124,513             106,746
OTHER LONG-TERM LIABILITIES ..............................................................             233,335             272,059
                                                                                               ---------------     ---------------

   Total liabilities .....................................................................          59,099,944          59,295,296
                                                                                               ---------------     ---------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value, 25,000,000 shares authorized as of
   December 31, 2001 and March 31, 2002, 0 issued and outstanding as of
   December 31, 2001 and March 31, 2002 ..................................................                   -                   -
  Common stock, $0.001 par value, 900,000,000 shares authorized,
   114,495,282 and 114,986,673 issued as of December 31, 2001 and March 31, 2002, and
   112,446,449 and 112,536,672 outstanding as of December 31, 2001 and March 31, 2002 ....             114,496             114,987
  Additional paid-in capital .............................................................       1,043,900,812       1,037,867,721
  Notes receivable .......................................................................         (33,513,935)        (30,843,597)
  Accumulated deficit ....................................................................        (367,137,978)       (395,654,897)
  Deferred employee compensation .........................................................        (144,495,721)       (124,626,689)
  Common stock in treasury, at cost, 2,048,833 and 2,450,001 shares as of
   December 31, 2001 and March 31, 2002 ..................................................          (4,129,086)         (6,335,961)
                                                                                               ---------------     ---------------

   Total stockholders' equity ............................................................         494,738,588         480,521,564
                                                                                               ---------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................................     $   553,838,532     $   539,816,860
                                                                                               ===============     ===============

            See notes to condensed consolidated financial statements.

                                  TELLIUM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                               2001                2002
                                                                                          ----------------------------------
REVENUE                                                                                    $  15,635,401       $  54,059,575
Non-cash charges related to equity issuances .................................                 4,789,653           7,355,855
                                                                                          ----------------------------------

REVENUE, net of non-cash charges related to equity
  issuances ..................................................................                10,845,748          46,703,720
COST OF REVENUE ..............................................................                10,727,114          31,246,213
                                                                                          ----------------------------------

Gross profit .................................................................                   118,634          15,457,507
                                                                                          ----------------------------------

OPERATING EXPENSES:
Research and development, excluding stock based
  compensation ...............................................................                16,647,363          13,965,524
Sales and marketing, excluding stock based
  compensation ...............................................................                 7,671,789           7,155,520
General and administrative, excluding stock based
  compensation ...............................................................                 5,815,076           7,618,836
Amortization of intangible assets and goodwill ...............................                 7,916,790           4,050,000
Stock-based compensation expense .............................................                14,557,153          11,986,839
                                                                                          ----------------------------------

Total operating expenses .....................................................                52,608,171          44,776,719
                                                                                          ----------------------------------

OPERATING LOSS ...............................................................               (52,489,537)        (29,319,212)
                                                                                          ----------------------------------

OTHER INCOME (EXPENSE):
Other expense - net ..........................................................                   (19,687)            (55,669)
Interest income ..............................................................                 2,808,823           1,178,933
Interest expense .............................................................                  (112,359)           (320,971)
                                                                                          ----------------------------------

Total other income ...........................................................                 2,676,777             802,293
                                                                                          ----------------------------------

NET LOSS .....................................................................             $ (49,812,760)      $ (28,516,919)
                                                                                          ==================================

BASIC AND DILUTED LOSS PER SHARE .............................................             $       (3.20)      $       (0.27)
                                                                                          ==================================

BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING .........................................................                15,554,871         106,911,374
                                                                                          ==================================

STOCK-BASED COMPENSATION EXPENSE
Cost of revenue ..............................................................             $   1,365,028       $   1,453,144
Research and development .....................................................                 9,488,501           7,519,619
Sales and marketing ..........................................................                 2,527,626           2,934,838
General and administrative ...................................................                 2,541,026           1,532,382
                                                                                          ----------------------------------
                                                                                           $  15,922,181       $  13,439,983
                                                                                          ==================================

            See notes to condensed consolidated financial statements.

                                  TELLIUM, INC.

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                                 Additional
                                                           Common Stock               Treasury Stock               Paid-in
                                                           ------------               --------------
                                                       Shares        Amount          Shares       Amount           Capital
                                                   ---------------------------------------------------------------------------
JANUARY 1, 2002 ................................     114,495,282   $  114,496      2,048,833   $ (4,129,086)   $ 1,043,900,812
Exercise of stock options and warrants .........         491,391          491             --             --            283,068
Forfeiture of unvested stock options ...........              --           --             --             --         (6,675,143)
Warrant and option cost ........................              --           --             --             --            358,984
Amortization of deferred compensation ..........              --           --             --             --                 --
Repurchase of restricted stock .................              --           --        401,168     (2,206,875)                --
Net loss .......................................              --           --             --             --                 --
                                                   ---------------------------------------------------------------------------
MARCH 31, 2002 .................................     114,986,673   $  114,987      2,450,001   $ (6,335,961)   $ 1,037,867,721
                                                   ===========================================================================

                                                     Accumulated        Deferred           Notes        Stockholders'
                                                       Deficit        Compensation       Receivable        Equity
                                                   ------------------------------------------------------------------
JANUARY 1, 2002 ................................   $ (367,137,978)   $ (144,495,721)   $ (33,513,935)   $ 494,738,588
Exercise of stock options and warrants .........               --                --               --          283,559
Forfeiture of unvested stock options ...........               --         6,675,143               --               --
Warrant and option cost ........................               --                --               --          358,984
Amortization of deferred compensation ..........               --        13,193,889               --       13,193,889
Repurchase of restricted stock .................               --                --        2,670,338          463,463
Net loss .......................................      (28,516,919)               --               --      (28,516,919)
                                                   ------------------------------------------------------------------
MARCH 31, 2002 .................................   $ (395,654,897)   $ (124,626,689)   $ (30,843,597)   $ 480,521,564
                                                   ==================================================================

            See notes to condensed consolidated financial statements.

                                  TELLIUM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                       ----------------------------------
                                                                                             2001                2002
                                                                                       ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................................................          $ (49,812,760)      $ (28,516,919)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities: ...........................................
     Depreciation and amortization ...........................................             10,193,570           9,572,311
     Provision for doubtful accounts .........................................               (33,000)           (156,000)
     Amortization of deferred compensation expense ...........................             14,244,523          13,193,889
     Amortization of deferred warrant cost ...................................              4,789,653           7,355,855
     Warrant and option cost related to third
     parties .................................................................              1,672,636             246,094
   Changes in assets and liabilities:
     Decrease in due from stockholder ........................................                      -             463,463
     Decrease (increase) in accounts receivable ..............................              4,302,979         (24,448,092)
     Decrease (increase) in inventories ......................................            (38,241,486)         12,008,578
     Decrease in prepaid expenses and other current assets ...................              6,731,366           2,206,003
     Decrease (increase) in other assets .....................................                (57,833)            327,511
     Increase in accounts payable ............................................             14,465,921           1,154,086
     Increase (decrease) in accrued expenses
        and other current liabilities ........................................             40,909,231            (752,239)
     Increase in other long-term liabilities .................................                 37,567              38,724
                                                                                       ----------------------------------
        Net cash provided by (used in) operating
         activities ..........................................................              9,202,367          (7,306,736)
                                                                                       ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .........................................            (30,178,505)         (2,622,083)
                                                                                       ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt and line of credit
     borrowings ..............................................................               (153,681)           (220,134)
  Principal payments on capital lease obligations ............................               (488,688)            (25,085)
  Issuance of common stock ...................................................                269,162             283,559
                                                                                       ----------------------------------
        Net cash (used in) provided by financing
         activities ..........................................................               (373,207)             38,340
                                                                                       ----------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ....................................            (21,349,345)         (9,890,479)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................            188,175,444         218,708,074
                                                                                       ----------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD
                                                                                        $ 166,826,099       $ 208,817,595
                                                                                       ==================================
SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION
   Cash paid for interest ....................................................          $     112,359       $     164,128
                                                                                       ==================================

            See notes to condensed consolidated financial statements.

                                  TELLIUM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

        We design, develop and market high-speed, high-capacity, intelligent optical switching solutions that enable network service providers to quickly and cost-effectively deliver new high-speed services.

        The accompanying, unaudited condensed consolidated financial statements included herein for Tellium have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the condensed consolidated financial statements included in this report reflect all normal recurring adjustments which we consider necessary for the fair presentation of the results of operations for the interim periods covered and of our financial position at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results to be expected for the entire year. These statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2001, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

2. RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". As indicated in our Form 10-K for the year ended December 31, 2001, we implemented SFAS No. 142 as of January 1, 2002, as required. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, ceased upon adoption of this statement; however, impairment reviews may result in future periodic write downs. Identifiable intangible assets continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

        The following table presents the impact of SFAS No. 142 on net loss and net loss per share for the three months ended March 31, 2002 and the impact of SFAS No. 142 as if it had been in effect for the three months ended March 31, 2001.

                                                                 Three Months Ended March 31,
                                                             -----------------------------------
                                                                   2001                 2002
                                                             -----------------------------------
      Reported net loss ...............................       $ (49,812,760)       $ (28,516,919)
      Add back: Goodwill amortization .................           3,866,890                    -
                                                             -----------------------------------
      Adjusted net loss ...............................       $ (45,945,870)       $ (28,516,919)

      Basic and diluted earnings per share:
        Reported net loss .............................       $       (3.20)       $       (0.27)
        Goodwill amortization .........................       $        0.25                    -
        Adjusted net loss .............................       $       (2.95)       $       (0.27)


        We will complete the first step of the transitional goodwill impairment test during the three months ended June 30, 2002.

        In August 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and cost associated with the retirement of tangible long-lived assets. We are required to implement SFAS No. 143 for fiscal years beginning after June 15, 2002 and have not yet determined the impact that this statement will have on our results of operations or financial position.

3. NET LOSS PER SHARE

        Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Weighted average common shares outstanding for purposes of computing basic net loss per share excludes the unvested portion of founders stock and restricted stock. Outstanding shares of founders and restricted stock excluded from the basic weighted average shares calculation because they were not yet vested were 11,529,376 and 4,693,872 for three months ended March 31, 2001 and 2002, respectively. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period, if dilutive. Potentially dilutive common shares are composed of the incremental common shares issuable upon the conversion of preferred stock and the exercise of stock options and warrants, using the treasury stock method. Due to our net loss the effect of potentially dilutive common shares is anti-dilutive, therefore, basic and diluted net loss per share are the same. For the three months ended March 31, 2001 and 2002, potentially dilutive shares of 78,423,992 and 3,723,142, respectively, were excluded from the diluted weighted average shares outstanding calculation.

4. INVENTORIES

         Inventories consist of the following:

                                                                    December 31, 2001     March 31, 2002
                                                                   -----------------------------------------
      Raw materials ..........................................          $20,242,766          $10,190,037
      Work-in-process ........................................           21,743,663           14,371,985
      Finished goods .........................................           10,411,694           15,827,523
                                                                   -----------------------------------------
                                                                        $52,398,123          $40,389,545
                                                                   =========================================

5. PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                    December 31, 2001     March 31, 2002
                                                                   -----------------------------------------
      Equipment ..............................................        $ 46,576,810         $ 55,138,714
      Furniture and fixtures .................................           6,463,144            6,295,731
      Acquired software ......................................           9,747,235           10,172,081
      Leasehold improvements .................................          15,716,203           15,698,378
      Construction in progress ...............................           6,518,764              447,535
                                                                   -----------------------------------------

                                                                        85,022,156           87,752,439
      Less accumulated depreciation and amortization .........          19,936,754           25,454,375
                                                                   -----------------------------------------
      Property, plant and equipment--Net .....................        $ 65,085,402         $ 62,298,064
                                                                   =========================================


6.     INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                                    December 31, 2001     March 31, 2002
                                                                   -----------------------------------------
      Licenses ...............................................         $45,000,000          $45,000,000
      Core Technology ........................................          36,000,000           36,000,000
                                                                   -----------------------------------------
                                                                        81,000,000           81,000,000
      Less accumulated amortization ..........................          20,800,000           24,850,000
                                                                   -----------------------------------------
                                                                       $60,200,000          $56,150,000
                                                                   =========================================


7.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities consist of the following:

                                                                    December 31, 2001     March 31, 2002
                                                                   -----------------------------------------
      Accrued professional fees ..............................       $    754,129         $    198,628
      Accrued compensation and related expenses ..............         12,762,549           16,777,614
      Accrued taxes ..........................................          1,175,895              650,158
      Deferred revenue .......................................         14,549,053            6,255,039
      Warranty reserve .......................................          8,466,615           10,902,294
      Other ..................................................          2,069,176            4,241,445
                                                                   -----------------------------------------
                                                                     $ 39,777,417         $ 39,025,178
                                                                   =========================================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis addresses the financial condition of Tellium, Inc. and its subsidiaries as of March 31, 2002 compared with December 31, 2001, and our results of operations for the three months ended March 31, 2002 compared with the same period last year. You should read this discussion and analysis along with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report, and in conjunction with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

         Certain statements and information included in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements express our intentions, strategies or predictions for the future. Actual results may differ from our predictions. For more information regarding forward-looking statements, please see "Cautionary Statement Regarding Forward-Looking Statements" below.

Overview

         We design, develop and market high-speed, high-capacity, intelligent optical switching solutions that enable network service providers to quickly and cost-effectively deliver new high-speed services. Our product line consists of several hardware products and related software tools.

         We have purchase contracts with the following three customers: Cable & Wireless, Dynegy Connect, an affiliate of Dynegy Global Communications, and Qwest. Under the terms of its contract, Cable & Wireless has a minimum purchase commitment of $350 million for the worldwide deployment of our products, including the Aurora Optical Switch, the StarNet Wavelength Management System and the StarNet Operating System. Cable & Wireless has conducted laboratory testing of the Aurora Optical Switch. Including prior purchases, we expect Dynegy Connect will purchase approximately $250 million of products under our contract, although it has no obligation to do so. However, under the terms of this contract, Dynegy Connect is required to purchase its full requirements for optical switches from us until November 1, 2003. Our Aurora 32 optical switch, StarNet Wavelength Management System, StarNet Design Tools and StarNet Operating System have been in service in the Dynegy Connect network since April 2000. Dynegy Connect conducted laboratory testing on the Aurora Optical Switch during the fourth quarter of 2000. We commenced commercial shipment to Dynegy Connect of the Aurora Optical Switch during the first quarter of 2001 and of the Aurora 128 in the second quarter of 2001. We have a five-year contract with Qwest, a multinational provider of voice, data and network services. Under the terms of this contract, Qwest has agreed to purchase approximately $400 million of our products (including prior purchases) over the term of the contract, as amended on December 31, 2001, including the Aurora Optical Switch, the StarNet Wavelength Management System, the Aurora Full-Spectrum and the StarNet Operating System. Qwest began conducting laboratory testing of the Aurora Optical Switch in the fourth quarter of 2000, and we commenced commercial shipment under this contract during the first quarter of 2001.

         Since our inception, we have incurred significant losses and as of March 31, 2002, we had an accumulated deficit of approximately $395.7 million. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur net losses for the foreseeable future.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001


Revenue

         For the three months ended March 31, 2002, we recognized gross revenue before non-cash charges related to equity issuances of approximately $54.1 million, which represents an increase of $38.5 million over gross revenue before non-cash charges related to equity issuances of approximately $15.6 million for the three months ended March 31, 2001. The increase is due to increased sales to our existing customers. Non-cash charges related to warrant issuances to customers totaled approximately $7.4 million for the three months ended March 31, 2002, compared to approximately $4.8 million for the same period in 2001. The increase in non-cash charges is due to higher revenue levels from the customers for which these charges apply. We expect to generate revenues from a limited number of customers for the foreseeable future.

Cost of Revenue

         For the three months ended March 31, 2002, our cost of revenue totaled approximately $31.2 million, which represents an increase of $20.5 million over cost of revenue of approximately $10.7 million for the three months ended March 31, 2001. The increase was directly related to the corresponding increase in revenue and includes increased material costs of approximately $17.1 million, increased personnel costs of approximately $2.5 million and increased overhead costs of approximately $0.9 million. Cost of revenue includes amortization of stock-based compensation of approximately $1.5 million for the three months ended March 31, 2002 and approximately $1.4 million for the three months ended March 31, 2001. Gross margins improved in the three months ended March 31, 2002 from the same period in 2001 primarily as a result of the scale up of revenues and improved production efficiencies. We expect our cost of revenue to increase in absolute dollars as our revenue increases.

Research and Development Expense

         For the three months ended March 31, 2002, we incurred research and development expense of approximately $14.0 million, which represents a decrease of $2.6 million from research and development expense of approximately $16.6 million for the three months ended March 31, 2001. The decrease is attributed primarily to prototype and consulting expenses, which decreased in total by approximately $3.9 million, and was partly offset by an increase in research and development personnel costs of approximately $1.0 million. We expect to continue to fund significant levels of research and development.

Sales and Marketing Expense

         For the three months ended March 31, 2002, we incurred sales and marketing expense of approximately $7.2 million, which represents a decrease of $0.5 million from sales and marketing expense of approximately $7.7 million for the three months ended March 31, 2001. The decrease resulted primarily from lower sales and marketing personnel expense, which was partly offset by increased expenses for advertising and promotion. We expect to continue to incur significant sales and marketing expense in future periods as we enhance our sales and marketing operations.

General and Administrative Expense

          For the three months ended March 31, 2002, we incurred general and administrative expense of approximately $7.6 million, which represents an increase of $1.8 million over general and administrative expense of approximately $5.8 million for the three months ended March 31, 2001. The increase was primarily the result of higher facility expenses, increased insurance premiums and depreciation. We expect to incur general and administrative expense in future periods at levels consistent with spending levels in this period.

Amortization of Intangible Assets and Goodwill

         For the three months ended March 31, 2002, we incurred amortization expense of approximately $4.1 million, which represents a decrease of $3.8 million from amortization expense of approximately $7.9 million for the three months ended March 31, 2001. These amounts include approximately $4.1 million in each period of amortization of identifiable intangible assets relating to our acquisition of Astarte Fiber Networks, Inc. and an intellectual property license from AT&T Corp. in 2000, both of which are amortized over an estimated useful life of 5 years. Amortization of goodwill related solely to our acquisition of Astarte in 2000 totaled $0 for the three months ended March 31, 2002, compared to approximately $3.8 million for the three months ended March 31, 2001. The decrease in amortization expense occurred because, effective January 1, 2002, we ceased recording additional amortization expense for goodwill related to Astarte in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets". However, impairment reviews may result in future periodic write downs. We expect amortization expense for intangible assets to be approximately $16.3 million for the year 2002, based on the identifiable intangible assets we carried on our balance sheet at March 31, 2001.

Stock-Based Compensation Expense

         For the three months ended March 31, 2002, we recorded stock-based compensation expense of approximately $12.0 million, which represents a decrease of $2.6 million from stock-based compensation expense of approximately $14.6 for the three months ended March 31, 2001. The decrease occurred because stock-based compensation expense in the three months ended March 31, 2001 included charges related to the issuance and vesting of options, and there was no corresponding expense in the three months ended March 31, 2002.

Interest Income, Net

         For the three months ended March 31, 2002, we recorded interest income, net of interest expense, of approximately $0.9 million, which represents a decrease of $1.8 million from interest income, net of interest expense, of approximately $2.7 million for the three months ended March 31, 2001. Net interest income consists of interest earned on our cash and cash equivalent balances, offset by interest expense related to outstanding borrowings. The decrease in our interest income for this period is primarily attributable to lower interest rates for the three months ended March 31, 2002 as compared to the same period in 2001.

Income Taxes

         We recorded no income tax provision or benefit for the three months ended March 31, 2002 and 2001, due to our operating loss position and the uncertainty of our ability to realize our deferred income tax assets, including our net operating loss carry forwards.

Liquidity and Capital Resources

         We finance our operations primarily through sales of our capital stock and cash flows from operations. As of March 31, 2002, our cash and cash equivalents totaled approximately $208.8 million and our working capital totaled approximately $245.3 million.

         Cash used in operating activities for the three months ended March 31, 2002 was approximately $7.3 million. Cash provided by operating activities for the three months ended March 31, 2001 was approximately $9.2 million. The decrease in cash flows from operating activities in the first three months of 2002 resulted primarily from increased accounts receivable, whereas cash flows from operating activities for the same period in 2001 included advanced payments of approximately $37.5 million received in excess of revenue recognized for products shipped but not accepted.

         Cash used in investing activities for the three months ended March 31, 2002 and 2001 was approximately $2.6 million and approximately $30.2 million, respectively. The decrease in net cash used for investing activities reflects primarily the result of decreased capital requirements in the first three months of 2002, whereas the same period in 2001 included purchases of property and equipment related to the buildout of our new facilities.

         Cash provided by financing activities for the three months ended March 31, 2002 was approximately $38,000. Cash used in financing activities was approximately $373,000 for the three months ended March 31, 2001. Cash provided by (or used in) financing activities included cash received upon the exercise of stock options of approximately $284,000 during the three months ended March 31, 2002 and approximately $269,000 during the three months ended March 31, 2001.

         In November 1999, we entered into a lease line of credit with Comdisco, Inc. that allows us to finance up to $4.0 million of equipment purchases. The line bears an interest rate of 7.5% and expires in November 2002. As of December 31, 2001 and March 31, 2002 we had not drawn any amount under this agreement.

         During the year ended December 31, 2000, we entered into a $10.0 million line of credit with Commerce Bank. The line of credit bears interest at 6.75% and expires on June 30, 2002. On each of December 31, 2001 and March 31, 2002, approximately $8.0 million was outstanding under this line of credit. Management expects to renew this line before it expires and keep it in place throughout 2002.

         We have not entered into any agreements for derivative financial instruments, have no obligations to provide vendor financing to our customers and have no obligations other than recorded on our balance sheet, except for our operating lease agreements described in Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

         We expect to use our available cash, our line of credit facilities and cash anticipated to be available from future operations, to fund operating losses and for working capital and other general corporate purposes, and believe that these sources will be sufficient for the next 12 months. We may also use a portion of our available cash to acquire or invest in businesses, technologies or products that are complementary to our business. We have not determined the amounts we plan to spend on any of the uses described above or the timing of these expenditures.

         Our cash flows may be affected by our ability to manufacture and sell our products. We currently have a limited number of customers that provide substantially all of our revenues, and the loss of any of these customers would decrease our cash flows. Changes in the timing and extent of the sale of our products will also affect our cash flows. In addition, our expenses have exceeded, and in the foreseeable future are expected to exceed, our revenue. Our future liquidity and capital requirements will depend upon numerous factors, including expansion of operations, product development and sales and marketing. Also, we may need additional capital to fund cash acquisitions of complementary businesses and technologies. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Any additional equity financing may be dilutive to our stockholders and debt financing, if available, may involve restrictive covenants with respect to dividends, raising capital and other financial and operational matters that could restrict our operations.

Cautionary Statement Regarding Forward-Looking Statements

         Certain statements and information included in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements express our intentions, strategies or predictions for the future. Actual results may differ from our predictions. We consider all statements regarding anticipated or future matters, including without limitation the following, to be forward-looking statements:

     . our expected future revenue growth, liquidity, cash flows and expenses, including research and development, sales and marketing and general and administrative expense;

     .   planned increases in spending in research and development;

     . our plans to continue to incur significant sales and marketing expenses in future periods as we enhance our sales and marketing operations;

     . our expectation that general and administrative spending will remain consistent with spending levels in the three months ended
         March 31, 2002;

     .   our plan to renew our line of credit; and

     . any statements using forward-looking words, such as "anticipate", "believe", "could", "estimate", "intend", "may", "should", "will", "would", "projects", "expects", plans", or other similar words.

         These forward-looking statements involve known and unknown risks and uncertainties that may cause actual results to be materially different from the results expressed or implied by the forward-looking statements. The forward-looking statements in this Form 10-Q are only made as of the date of this report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. Shareholders, potential investors and other readers are urged to consider carefully the following factors, among others, in evaluating the forward-looking statements:

RISK FACTORS

Risks Related to Our Business and Financial Results

We have incurred significant losses to date and expect to continue to incur losses in the future, which may cause our stock price to decline.

         We have incurred significant losses to date and expect to continue to incur losses in the future. We had net losses of approximately $211.0 million for the year ended December 31, 2001 and approximately $28.5 million for the three months ended March 31, 2002. As of March 31, 2002, we had an accumulated deficit of approximately $395.7 million. We have large fixed expenses and expect to continue to incur significant manufacturing, research and development, sales and marketing, administrative and other expenses in connection with the ongoing development and expansion of our business. We expect these operating expenses to increase as we increase our spending in order to develop and grow our business. In order to become profitable, we will need to generate and sustain higher revenue. If we do not generate sufficient revenue to achieve or sustain profitability, our stock price will likely decline.

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

         For the year ended December 31, 2001 and the three months ended March 31, 2002, we have derived significant revenue from sales under our contract with Dynegy Connect and Qwest. We anticipate that a majority of our revenues for the foreseeable future will be derived from Cable & Wireless, Dynegy Connect and Qwest.

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

         Under our agreement with Qwest, Qwest has agreed to purchase approximately $400 million (including prior purchases) of our optical switches over the term of the contract, subject to reaching agreement on price and technical specifications, and on the schedule of development, production and deployment of our Aurora Full-Spectrum switches. Under our agreement, we have also agreed to give Qwest additional flexibility to extend or terminate the remainder of the commitment in a variety of circumstances.

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

         A warrant held by affiliates of Dynegy Connect allows them to purchase 5,226,000 shares of our common stock at $3.05 per share. The warrant becomes exercisable based on a schedule of milestones. If the milestones are not reached by March 31, 2005, the remaining unexercised shares subject to the warrant will become exercisable. In connection with the warrant, we record and will continue to record deferred warrant expenses as a reduction of revenue. These deferred warrant expenses increase as we realize revenue from our contract with Dynegy Connect.

         As part of our agreement with Qwest, we issued three warrants to a wholly-owned subsidiary of Qwest to purchase 2,375,000 shares of our common stock at an exercise price of $14.00 per share. The 2,375,000 shares subject to the warrants were vested when we issued the warrants. One of the warrants is exercisable as to 1,000,000 shares. On December 20, 2001, in connection with the Qwest contract amendment, we cancelled warrants for 1,375,000 shares of common stock and recorded approximately $19.2 million as an offset to gross revenue. The fair market value of the remaining issued warrant, approximately

$17.3 million, will be recorded as a reduction of revenue as we realize revenue from the Qwest procurement contract.

         We will incur significant additional non-cash charges as a result of our acquisition of Astarte and our acquisition of an intellectual property license from AT&T. The goodwill and intangible assets associated with the Astarte acquisition are approximately $113.3 million. The identifiable intangible asset associated with the acquisition of the AT&T license is approximately $45.0 million. Amortization of goodwill ceased on January 1, 2002 upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", and goodwill is now subject to periodic impairment reviews in accordance with SFAS No. 142. As of March 31, 2002, we had recorded goodwill, net of accumulated amortization, of approximately $58.4 million.

         In addition, we have recorded deferred compensation expense and have begun to amortize non-cash charges to earnings as a result of options and other equity awards granted to employees and non-employee directors at prices deemed to be below fair market value on the dates of grant. Our future operating results will reflect the continued amortization of those charges over the vesting period of these options and awards. At March 31, 2002, we had recorded deferred compensation expense of approximately $124.6 million, which will be amortized to compensation expense through 2005.

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

         We have expanded our operations rapidly since our inception in May 1997. Our growth has placed, and we anticipate that our growth will continue to place, a significant strain on our management systems and resources. Our ability to successfully sell our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. From March 31, 2001 to March 31, 2002, the number of our employees increased from 493 to 534. We expect that we will need to continue to refine and expand our financial, managerial and manufacturing controls and reporting systems. If we are unable to implement adequate control systems in an efficient and timely manner, our operations could be adversely affected and our growth could be impaired, which could cause the price of our stock to decline.

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

         At March 31, 2002, we had approximately $208.8 million in cash and cash equivalents. We believe that our available cash, our line of credit facilities and cash anticipated to be available from future operations, will enable us to meet our working capital requirements for the next 12 months. The development and marketing of new products, however, and the expansion of our direct sales operation and associated customer support organization will require a significant commitment of resources. As a result, we may need to raise substantial additional capital. We may not be able to obtain additional capital at all, or upon acceptable terms. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of our planned product development and marketing and sales efforts. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of additional securities could result in dilution to our existing stockholders. If additional funds are raised through the issuance of debt securities, their terms could impose additional restrictions on our operations.

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

Item 2.       Changes in Securities and Use of Proceeds

              (a)     Changes in Securities

                      On February 4, 2002, we issued 306,754 shares of common stock to Telstra Holdings Pty Limited, an affiliate of Dynegy Connect, upon the cashless exercise of a warrant to purchase 731,640 shares of our common stock based on an exercise price of $3.05 per share. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

                      None.

Item 5.       Other Information

                      None.

Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits

                      None.

              (b)     Reports on Form 8-K

                      On February 1, 2002, we filed a report on Form 8-K announcing our financial results for the quarter and fiscal year ended December 31, 2001.

                      On May 1, 2002, we filed a report on Form 8-K announcing our financial results for the quarter ended March 31, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TELLIUM, INC.

Dated: May 15, 2002       /s/ Harry J. Carr
                          --------------------------------------------
                          Harry J. Carr
                          Chairman of the Board and
                          Chief Executive Officer

Dated: May 15, 2002       /s/ Michael J. Losch
                          --------------------------------------------
                          Michael J. Losch
                          Chief Financial Officer
                          (Principal Financial and Accounting Officer)