Form 10-Q
period 2002-06-30
TELLIUM INC
filed 2002-08-15
CIK 1101680

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______.

                        Commission File Number: 000-32743

                                 TELLIUM, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                        22-3509099
  -------------------------------                       ------------------
  (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)

                                2 Crescent Place
                        Oceanport, New Jersey 07757-0901
              ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (732) 923-4100
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

       As of June 30, 2002, there were 112,658,761 shares outstanding of the registrant's common stock, par value $0.001.

================================================================================

                                  TELLIUM, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1.   Condensed Consolidated Financial Statements (Unaudited): ...     3

              Condensed Consolidated Balance Sheets as of June 30,
              2002 and  December 31, 2001 ............................     3

              Condensed Consolidated Statements of Operations for
              the Three Months Ended June 30, 2002 and June 30,
              2001 and for the Six Months Ended June 30, 2002 and
              June 30, 2001 ..........................................     4

              Condensed Consolidated Statement of Changes in
              Stockholders' Equity for the Six Months Ended June
              30, 2002 ...............................................     5

              Condensed Consolidated Statements of Cash Flows for
              the Six Months Ended June 30, 2002 and June 30, 2001 ...     6

              Notes to Condensed Consolidated Financial Statements ...     7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations ....................    12

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk ............................................    30

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................    31

Item 2.   Changes in Securities and Use of Proceeds ..................    31

Item 3.   Defaults Upon Senior Securities ............................    31

Item 4.   Submission of Matters to a Vote of Security Holders ........    31

Item 5.   Other Information ..........................................    32

Item 6.   Exhibits and Reports on Form 8-K ...........................    32

          Signatures .................................................    35

                                  TELLIUM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                              December 31,         June 30,
                                                                                                  2001               2002
                                                                                                  ----               ----
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ............................................................   $   218,708,074    $   206,135,276
    Accounts receivable ..................................................................        23,923,631          4,136,382
    Inventories ..........................................................................        52,398,123         20,499,412
    Prepaid expenses and other current assets ............................................         8,107,916          9,786,929
                                                                                             ---------------    ---------------
     Total current assets ................................................................       303,137,744        240,557,999
PROPERTY AND EQUIPMENT--Net ..............................................................        65,085,402         56,731,802
INTANGIBLE ASSETS--Net ...................................................................        60,200,000          1,704,511
GOODWILL--Net ............................................................................        58,433,967                 --
DEFERRED WARRANT COST ....................................................................        65,704,572         29,548,717
OTHER ASSETS .............................................................................         1,276,847            771,398
                                                                                             ---------------    ---------------
TOTAL ASSETS .............................................................................   $   533,838,532    $   329,314,427
                                                                                             ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Trade accounts payable ...............................................................   $     9,683,821    $     6,783,027
    Accrued expenses and other current liabilities .......................................        39,777,417         37,694,278
    Current portion of notes payable .....................................................           601,847            256,376
    Current portion of capital lease obligations .........................................            95,612             80,447
    Bank line of credit ..................................................................         8,000,000          8,000,000
                                                                                             ---------------    ---------------
     Total current liabilities ...........................................................        58,158,697         52,814,128
LONG-TERM PORTION OF NOTES PAYABLE .......................................................           583,399            540,000
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS ...........................................           124,513             88,717
OTHER LONG-TERM LIABILITIES ..............................................................                --                 --
   .......................................................................................           233,335            309,267
                                                                                             ---------------    ---------------
     Total liabilities ...................................................................        59,099,944         53,752,112
                                                                                             ---------------    ---------------

STOCKHOLDERS' EQUITY:
    Preferred stock, $0.001 par value, 25,000,000 shares authorized as of
     December 31, 2001 and June 30, 2002, 0 issued and outstanding as of
     December 31, 2001 and June 30, 2002 .................................................                --                 --
    Common stock, $0.001 par value, 900,000,000 shares authorized,
     114,495,282 and 115,108,762 issued as of December 31, 2001 and June 30, 2002, and
     112,446,449 and 112,658,761 outstanding as of December 31, 2001 and June 30, 2002 ...           114,496            115,109
    Additional paid-in capital ...........................................................     1,043,900,812      1,012,640,007
    Notes receivable .....................................................................       (33,513,935)       (30,522,415)
    Accumulated deficit ..................................................................      (367,137,978)      (609,406,685)
    Deferred employee compensation .......................................................      (144,495,721)       (90,927,740)
    Common stock in treasury, at cost, 2,048,833 and 2,450,001 shares as of
     December 31, 2001 and June 30, 2002 .................................................        (4,129,086)        (6,335,961)
                                                                                             ---------------    ---------------
     Total stockholders' equity ..........................................................       494,738,588        275,562,315
                                                                                             ---------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................................   $   553,838,532    $   329,314,427
                                                                                             ===============    ===============

            See notes to condensed consolidated financial statements.

                                  TELLIUM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three Months Ended                         Six Months Ended
                                                                         June 30,                                  June 30,
                                                                 2001               2002                2001                 2002
                                                                 ----               ----                ----                 ----

REVENUE ...............................................  $  30,414,155      $    3,074,433      $  46,049,556     $   57,134,008
Non-cash charges related to equity issuances ..........      6,889,687          28,800,000         11,679,340         36,155,855
                                                         -------------      --------------      -------------     --------------

REVENUE, net of non-cash charges related to equity
    issuances .........................................     23,524,468         (25,725,567)        34,370,216         20,978,153
COST OF REVENUE .......................................     20,236,692          25,851,320         30,963,806         57,097,516
                                                         -------------      --------------      -------------     --------------

Gross profit ..........................................      3,287,776         (51,576,887)         3,406,410        (36,119,363)
                                                         -------------      --------------      -------------     --------------

OPERATING EXPENSES:
Research and development, excluding stock based
    compensation ......................................     15,232,412          13,801,443         31,879,775         27,766,983
Sales and marketing, excluding stock based
    compensation ......................................      8,465,425           4,547,845         16,137,214         11,703,365
General and administrative, excluding stock based
    compensation ......................................      6,443,804           8,243,973         12,258,880         15,862,809
Amortization of intangible assets and goodwill ........      7,916,790           2,745,489         15,833,580          6,795,489
Stock-based compensation expense ......................     18,981,815          11,025,516         33,538,968         23,012,355
Impairment of goodwill ................................             --          58,433,967                 --         58,433,967
Restructuring and impairment of long-lived assets .....             --          64,535,388                 --         64,535,388
                                                         -------------      --------------      -------------     --------------

Total operating expenses ..............................     57,040,246         163,333,621        109,648,417        208,110,356
                                                         -------------      --------------      -------------     --------------

OPERATING LOSS ........................................    (53,752,470)       (214,910,508)      (106,242,007)      (244,229,719)
                                                         -------------      --------------      -------------     --------------

OTHER INCOME (EXPENSE):
Other income (expense) - net ..........................        118,183              51,580             98,496             (4,089)
Interest income .......................................      2,394,077           1,293,211          5,202,900          2,472,144
Interest expense ......................................       (257,707)           (186,072)          (370,066)          (507,043)
                                                         -------------      --------------      -------------     --------------

Total other income ....................................      2,254,553           1,158,719          4,931,330          1,961,012
                                                         -------------      --------------      -------------     --------------

NET LOSS ..............................................  $ (51,497,917)     $ (213,751,789)     $(101,310,677)    $ (242,268,707)
                                                         =============      ==============      =============     ==============

BASIC AND DILUTED LOSS PER SHARE ......................  $       (0.87)     $        (1.98)     $       (2.68)    $        (2.26)
                                                         =============      ==============      =============     ==============

BASIC AND DILUTED WEIGHTED AVERAGE
    SHARES OUTSTANDING ................................     59,215,496         107,835,852         37,765,392        107,420,739
                                                         =============      ==============      =============     ==============

STOCK-BASED COMPENSATION EXPENSE
Cost of revenue .......................................  $   1,588,065      $    1,481,643      $   2,953,093        $ 2,934,787
Research and development ..............................     10,578,954           7,531,280         20,067,455         15,050,899
Sales and marketing ...................................      5,541,456           2,343,096          8,069,082          5,277,934
General and administrative ............................      2,861,405           1,151,140          5,402,431          2,683,522
Restructuring .........................................             --           1,445,696                 --          1,445,696
                                                           -----------        ------------        -----------       ------------

                                                         $  20,569,880      $   13,952,855      $  36,492,061      $  27,392,838
                                                         =============      ==============      =============     ==============

            See notes to condensed consolidated financial statements.

                                  TELLIUM, INC.

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                          Common Stock                  Treasury Stock              Additional
                                                          ------------                  --------------                Paid-in
                                                      Shares         Amount         Shares          Amount            Capital
                                                      ------         ------         ------          ------            -------
JANUARY 1, 2002 ...............................    114,495,282     $ 114,496       2,048,833    $ (4,129,086)    $1,043,900,812
Exercise of stock options and warrants ........        613,480           613              --              --            301,448
Forfeiture of unvested stock options ..........             --            --              --              --        (26,586,480)
Warrant and option cost .......................             --            --              --              --            524,227
Amortization of deferred compensation .........             --            --              --              --                 --
Repurchase of warrants ........................             --            --              --              --         (5,500,000)
Repurchase of restricted stock ................             --            --         401,168      (2,206,875)                --
Net loss ......................................             --            --              --              --                 --
                                                   -----------     ---------       ---------    -------------    --------------
JUNE 30, 2002 .................................    115,108,762     $ 115,109       2,450,001    $ (6,335,961)    $1,012,640,007
                                                   ===========     =========       =========    =============    ==============

                                                   Accumulated         Deferred            Notes         Stockholders'
                                                     Deficit         Compensation        Receivable         Equity
                                                     -------         ------------        ----------         ------
JANUARY 1, 2002 ...............................  $(367,137,978)      $(144,495,721)     $(33,513,935)    $494,738,588
Exercise of stock options and warrants ........             --                  --                --          302,061
Forfeiture of unvested stock options ..........             --          26,566,282                --          (20,198)
Warrant and option cost .......................             --                  --                --          524,227
Amortization of deferred compensation .........             --          27,001,699                --       27,001,699
Repurchase of warrants ........................             --                  --                --       (5,500,000)
Repurchase of restricted stock ................             --                  --         2,991,520          784,645
Net loss ......................................   (242,268,707)                 --                --     (242,268,707)
                                                 --------------       -------------     ------------     ------------
JUNE 30, 2002                                    $(609,406,685)       $(90,927,740)     $(30,522,415)    $275,562,315
                                                 =============        ============      ============     ============


            See notes to condensed consolidated financial statements.

                                  TELLIUM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         Six Months Ended
                                                                                                             June 30,
                                                                                                             --------
                                                                                                     2001                2002
                                                                                                     ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ..................................................................................  $(101,310,677)      $(242,268,707)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization ..........................................................     21,486,379          17,992,039
       Write down of impaired assets ..........................................................             --         157,983,967
       Provision for doubtful accounts ........................................................             --             199,135
       Amortization of deferred compensation expense  .........................................     31,865,961          26,981,501
       Amortization of deferred warrant cost ..................................................     11,679,340           7,355,855
       Warrant and option cost related to third parties .......................................      4,616,495             524,227
    Changes in assets and liabilities:
       Decrease in due from stockholder .......................................................         26,437             784,645
       Decrease in accounts receivable ........................................................      4,551,343          19,471,973
       Decrease (increase) in inventories .....................................................    (33,214,708)         15,098,711
       Decrease (increase) in prepaid expenses and other current assets .......................      5,517,603          (1,562,872)
       Decrease in other assets ...............................................................         10,398             505,449
       Decrease in accounts payable ...........................................................    (18,920,014)         (2,900,794)
       Increase (decrease) in accrued expenses and other current liabilities ..................     23,440,963          (2,083,139)
       Increase in other long-term liabilities ................................................         74,533              75,932
                                                                                                   -----------       -------------

          Net cash used in operating activities ...............................................    (50,175,947)         (1,842,078)
                                                                                                   -----------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment ........................................................    (47,245,331)         (5,092,950)
                                                                                                  ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on debt and line of credit
       borrowings .............................................................................       (302,311)           (388,870)
    Principal payments on capital lease obligations ...........................................     (3,547,357)            (50,961)
    Repurchase of warrants ....................................................................             --          (5,500,000)
    Proceeds from line of credit borrowings ...................................................      4,000,000                  --
    Issuance of common stock ..................................................................    139,831,875             302,061
                                                                                                   -----------       -------------
          Net cash provided by (used in) financing
            activities ........................................................................    139,982,207          (5,637,770)
                                                                                                   -----------       -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................................     42,560,929         (12,572,798)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................................................    188,175,444         218,708,074
                                                                                                   ------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................................  $ 230,736,373       $ 206,135,276
                                                                                                 =============       =============

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION
    Cash paid for interest ....................................................................  $     370,066       $     507,043
                                                                                                 =============       =============

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

     The continued deteriorating conditions in the telecommunications industry has hindered our ability to secure additional customers and has caused current customers' purchases to decline. As a result, on June 24, 2002, we announced a business restructuring that resulted in a workforce reduction of approximately 200 employees. We recorded a restructuring charge of approximately $12.8 million related to the workforce reduction and the consolidation of facilities in the June 2002 quarter. This restructure included a significant reduction in our efforts to develop the Aurora Optical Switch, which may negatively impact our ability to secure additional revenue from our customers.

     We also completed an assessment of the current carrying value of certain assets on our balance sheet, including goodwill, intangible assets, deferred warrant changes and inventory. Our analysis resulted in a write off of approximately $155.7 million related to these assets.

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

2. GOODWILL

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As indicated in our Form 10-K for the year ended December 31, 2001, we implemented SFAS No. 142 as of January 1, 2002. SFAS No. 142 changed the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, ceased upon adoption of this statement. Identifiable intangible assets continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

     The following table presents the impact of SFAS No. 142 on net loss and net loss per share for the three months and six months ended June 30, 2002, respectively, and the impact of SFAS No. 142 as if it had been in effect for the three months and six months ended June 30, 2001, respectively.

                                                            Three Months Ended June 30,         Six Months Ended June 30,
                                                            ---------------------------         -------------------------
                                                               2001             2002              2001              2002
                                                               ----             ----              ----              ----

     Reported net loss ..................................   $(51,497,917)   $(213,751,789)    $(101,310,677)    $(242,268,707)
     Add back: Goodwill amortization ....................      3,866,890               --         7,733,780                --
                                                            ------------    -------------     -------------     -------------

     Adjusted net loss ..................................   $(47,631,027)   $(213,751,789)    $ (93,576,897)    $(242,268,707)
                                                            ============    =============     =============     =============

     Basic and diluted earnings per share:
        Reported net loss ...............................   $      (0.87)   $       (1.98)    $       (2.68)    $       (2.26)
        Goodwill amortization ...........................   $       0.07    $          --     $        0.20     $          --
                                                            ------------    -------------     -------------     -------------
        Adjusted net loss ...............................   $      (0.80)   $       (1.98)    $       (2.48)    $       (2.26)
                                                            ============    =============     =============     =============

     We have completed the transitional testing of goodwill upon the January 1, 2002 adoption date of SFAS No. 142. The first step of this transitional test indicated that no impairment existed as of the adoption date, as the fair value of the reporting unit carrying the goodwill exceeded its carrying value.

     During the three months ended June 30, 2002, we experienced a decline in capital spending by our customers, reduced our expectations for future growth in revenue and cash flows and our stock price continued to decline significantly. Due to these significant changes, which indicated that goodwill and other assets of the reporting unit might be impaired, we, with the assistance from an independent valuation expert, performed an evaluation of goodwill and other identifiable long-lived assets.

     We compared the fair value of the reporting unit to the carrying value of the reporting unit, including goodwill, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", and determined that the carrying value, including goodwill, exceeded the fair value of our reporting unit. As a result of this evaluation, we took a charge of approximately $58.4 million for the impairment of goodwill during the three months ended June 30, 2002. The fair value of the reporting unit was determined using a combination of a discounted cash flows method and other accepted valuation methodologies.

     As a result of the valuation, we recorded an impairment charge of approximately $58.4 million during the three months ended June 30, 2002 in accordance with SFAS No. 142. The change in the carrying amount of goodwill for the six months ended June 30, 2002 is as follows:

                                                                        2002
                                                                        ----
Balance as of January 1, 2002 ..........................           $ 58,433,967
Impairment losses ......................................            (58,433,967)
                                                                   ------------
Balance as of June 30, 2002 ............................           $         --
                                                                   ------------

3.   RESTRUCTURING AND IMPAIRMENT OF LONG-LIVED ASSETS

     During the six months ended June 30, 2002, continued deteriorating conditions in the telecommunications industry have contributed to our inability to secure additional customers and caused purchases by current customers to decline. On June 24, 2002, in response to these conditions, we announced a business restructuring plan designed to decrease our operating expenses. We recorded a restructuring charge of approximately $12.8 million associated with a workforce reduction and the consolidation of excess facilities, resulting in non-cancelable lease costs and write down of certain leasehold improvements.

     As of June 30, 2002, approximately 200 employees have been notified of the termination of their employment with us. Charges for the workforce reduction of approximately $6.3 million consisted of primarily severance and extended benefits. The remaining balance of approximately $4.5 million will be paid during second half of 2002.

     During the three months ended June 30, 2002, we recorded a charge of approximately $6.5 million related to the consolidation of facilities and a net charge of approximately $2.3 million related to the write down of leasehold improvements. The remaining facilities balance of approximately $4.3 million as of June 30, 2002 is related to the net lease expense of non-cancelable leases, which will be paid over the respective lease terms through the year 2007. We do not believe that the restructuring program will have a material impact on revenues. We expect that the actions described above will result in an estimated annual reduction in employee-related expense and cash flows of approximately $15-20 million.

     The following displays the activity and balances of the restructuring reserve account for the three months ended June 30, 2002:

                                                                        Workforce           Facility             Total
                                                                        ---------           --------             -----
                                                                        Reduction        Consolidation
                                                                        ----------       -------------

Reserve recorded during the three months ended June 30, 2002 .......    $6,335,388          $6,500,000        $12,835,388
Non-cash reduction .................................................    (1,445,696)         (2,250,000)        (3,695,696)
Cash reductions ....................................................      (342,237)                 --           (342,237)
                                                                        ----------          ----------        -----------
Restructuring liability as of June 30, 2002 ........................    $4,547,455          $4,250,000        $ 8,797,455
                                                                        ==========          ==========        ===========

     We performed an impairment review of our deferred warrant costs during the three months ended June 30, 2002. We previously granted warrants to two customers in conjunction with the execution of customer supply agreements. The fair value of these warrants was capitalized on the measurement date as deferred warrant costs, which were amortized as a pro-rata reduction of revenue as the customers purchased products under the supply agreements. Based on the recent sharp decline in customer spending and the situation in the telecommunications industry in general, we believe that our customers with warrants will purchase less equipment than originally forecasted. As a result, we recorded an impairment charge to deferred warrant cost of approximately $28.8 million. The charge was measured based upon the proportion of the forecasted purchases under the supply agreement expected to not be fulfilled compared to the capitalized cost. In the consolidated statement of operations, the impairment charge is classified as a reduction to revenue under "Non-cash charges related to equity issuances" in accordance with EITF Issue, No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products."

     We also assessed the carrying value of intellectual property acquired from AT&T Corp. on September 1, 2000 and from Astarte Fiber Networks, Inc. on October 10, 2000. Because the estimated undiscounted cash flows relating to these identifiable long-lived assets was less than their carrying value, an impairment charge of approximately $51.7 million was recorded based on discounted cash flows in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The charge is included in "Restructuring and impairment of long-lived assets" within operating expenses in the statement of operations.

4.   RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

     In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations and cost associated with the retirement of tangible long-lived assets. We are required to implement SFAS No. 143 for fiscal years beginning after June 15, 2002 and have not yet determined the impact that this statement will have on our results of operations or financial position.

     In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting of Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases" to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provision of SFAS No. 145 related to extinguishment of debt becomes effective for financial statements issued for fiscal years beginning after May 15, 2002. We are currently evaluating the impact that the adoption of this statement will have on its results of operations and financial position.

     In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

5.   NET LOSS PER SHARE

     Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Weighted average common shares outstanding for purposes of computing basic net loss per share excludes the unvested portion of founders stock and restricted stock. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period, if dilutive. Potentially dilutive common shares are composed of the incremental common shares issuable upon the conversion of preferred stock and the exercise of stock options and warrants, using the treasury stock method. Due to our net loss, the effect of potentially dilutive common shares is anti-dilutive; therefore, basic and diluted net loss per share are the same. For the three months ended June 30, 2001 and 2002 and the six months ended June 30, 2001 and 2002, potentially dilutive shares of 8,870,860, 525,666, 6,677,539 and 1,004,431, respectively, were excluded from the diluted weighted average shares outstanding calculation.

6.   INVENTORIES

     Inventories consist of the following:

                                December 31, 2001                 June 30, 2002
                                -----------------                 -------------

Raw materials .....................................   $20,242,766   $ 5,247,774
Work-in-process ...................................    21,743,663     6,512,557
Finished goods ....................................    10,411,694     8,739,081
                                                      -----------   -----------
                                                      $52,398,123   $20,499,412
                                                      -----------   -----------
                                        9

We have recorded a $16.8 million charge to cost of sales in the quarter ended June 30, 2002. Consistent with the downturn in the markets served by us, we evaluated our inventory levels in light of actual and forecasted revenue. The inventory charge relates to reserves for excess and obsolete inventory that we believe we are carrying as a result of the market conditions. We have a plan to dispose of the obsolete inventory during the second half of 2002. We will continue to monitor our excess reserves and to the extent that inventory that has been reserved as excess is ultimately sold by us, such amounts will be disclosed in the future.

7.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                     December 31, 2001        June 30, 2002
                                                     -----------------        -------------
    Equipment .......................................   $46,576,810            $56,557,640
    Furniture and fixtures ..........................     6,463,144              6,295,731
    Acquired software ...............................     9,747,235             10,482,840
    Leasehold improvements ..........................    15,716,203             13,436,711
    Construction in progress ........................     6,518,764              1,137,773
                                                        -----------            -----------
                                                         85,022,156             87,856,695
    Less accumulated depreciation and amortization ..    19,936,754             31,124,893
                                                        -----------            -----------
    Property, plant and equipment--Net ..............   $65,085,402            $56,731,802
                                                        ===========            ===========

8.    INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                                     December 31, 2001        June 30, 2002
                                                     -----------------        -------------
    Licenses ........................................   $45,000,000            $ 1,445,524
    Core Technology .................................    36,000,000              1,283,837
                                                        -----------            -----------
                                                         81,000,000              2,729,361
      Less accumulated amortization .................    20,800,000              1,024,850
                                                        -----------            -----------
                                                        $60,200,000            $ 1,704,511
                                                        ===========            ===========

      During the three months ended June 30, 2002, we wrote down net intangible assets by approximately $51.7 million due to the impairment of certain intellectual property. (See Note 3.)

9.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities consist of the following:

                                                     December 31, 2001        June 30, 2002
                                                     -----------------        -------------
    Accrued professional fees .......................   $   754,129            $   834,179
    Accrued compensation and related expenses .......    12,762,549             10,877,559
    Accrued taxes ...................................     1,175,895                650,158
    Deferred revenue ................................    14,549,053              4,239,857
    Warranty reserve ................................     8,466,615             10,294,785
    Restructuring reserve ...........................             -              8,797,455
    Other ...........................................     2,069,176              2,000,285
                                                        -----------            -----------
                                                        $39,777,417            $37,694,278
                                                        ===========            ===========

10.   SUBSEQUENT EVENTS

Stock Option Exchange Offer and Management Repurchase Program

      On August 1, 2002, we commenced an offer to exchange outstanding employee stock options having an exercise price of $2.14 or more per share in return for a combination of share awards for shares of common stock and new stock options to purchase shares of common stock to be granted by us (the "Exchange Offer"). Our directors, executive officers and vice presidents were not eligible to participate in the Exchange Offer. Subject to the terms and conditions of the Exchange Offer, in exchange for eligible options, an option holder who tenders eligible options that are accepted by us will receive a share award for shares of common stock equal to one tenth (1/10) of the total number of shares subject to the options tendered by the option holder, and for new options to be granted for a number of shares of common stock equal to nine tenths (9/10) of the total number of shares subject to the options tendered by the option holder. Employees who accept the Exchange Offer with respect to any of their eligible options are required to exchange any option granted to them on or after February 1, 2002. Upon completion of the Exchange Offer, we expect to issue share awards promptly upon acceptance and cancellation of the eligible options and to grant new options in March 2003, on a date that is at least six months and one day from the expiration date of the offer. The share awards will be 100% vested upon issuance. The new options will vest from the original grant date of the eligible options in accordance with the original vesting schedule of the original option grant. The new options will be granted with an exercise price equal to the fair market value of our common stock on the date of the grant. We will record a charge for the fair value of the common stock awarded, as the exercise price is zero and the common stock is being issued with no restrictions. In addition, we will record a charge to write-off any deferred compensation associated with the options tendered by the option holders.

     Subsequent to June 30, 2002, the board of directors decided to make changes to our management incentive program, including changes relating to the loans held by 12 employees, consisting of executive officers, vice presidents and other employees. The notes had been issued as consideration for the issuance of restricted stock. As part of these changes, these employees were permitted to deliver shares of vested and unvested restricted stock to be applied against the loans. We also amended the terms of these loans and agreed to pay a bonus to those management members who participated in the program should a change in control occur. After the adoption of the above program, the board of directors became aware of issues that arose regarding the implementation of the program. The board is currently reviewing these issues and their implications for the company and its management. The resolution of these issues may have a material adverse effect on the company. While the notes remain full recourse for legal purposes and the executives remain indebted to us, accounting standards require the notes to now be treated as non-recourse. For accounting purposes a charge will be recorded in the third quarter for the difference between the principal and interest related to the notes and the fair value of our common stock at the modification date. In connection with the option exchange offer, assuming all eligible options are accepted, and based on a closing share price of $0.52 as of August 12, 2002, and also in connection with the management repurchase program, we currently expect to record a non-cash compensation expense of up to approximately $105 million in the third quarter of 2002, of which approximately $75 million was recorded as deferred compensation expense prior to our initial public offering.

Legal Proceedings


     In late July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with our October 2000 merger with Astarte Fiber Networks, Inc. Corning alleges that Astarte, and Tellium as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract and breached warranties presented in that contract. Corning seeks an award of $38 million, plus expenses and interest. We intend to defend vigorously the claims made in any legal proceedings that may result, and pursue any possible counter claims against Corning, Astarte, and other parties associated with the claims. It is too early in the dispute process to determine the impact, if any, that such dispute will have upon our business, financial condition or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis addresses the financial condition of Tellium and its subsidiaries as of June 30, 2002 compared with December 31, 2001, and our results of operations for the three months and six months ended June 30, 2002 compared with the same periods last year, respectively. You should read this discussion and analysis along with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report, and in conjunction with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

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

     We have purchase contracts with the following three customers: Cable & Wireless Global Networks Limited, Dynegy Connect, L.P., an affiliate of Dynegy Global Communications, and Qwest Communications Corporation. Under the terms of its contract, Cable & Wireless made a commitment to purchase a minimum of $350 million of our products, including the Aurora Optical Switch, the StarNet Wavelength Management System and the StarNet Operating System, by August 7, 2005. Our agreement with Cable & Wireless gives it the right to reduce its minimum purchase commitment from $350 million to $200 million if we do not maintain a technological edge so that there exists in the marketplace superior technology that we have not matched. The agreement also permits Cable & Wireless to terminate the agreement upon breach of a variety of our obligations under the contract. Cable & Wireless has conducted laboratory testing of the Aurora Optical Switch. As of June 30, 2002, Cable & Wireless has not yet made any purchases under this agreement, and we do not anticipate any significant purchases to be made in the near term.

     Under the terms of our contract with Dynegy Connect, to the extent Dynegy Connect elects to purchase core optical switches, it is required to purchase its full requirements for them from us until November 1, 2003. Dynegy Connect is not contractually obligated to purchase future products or services from us and may discontinue doing so at any time. Dynegy Connect is permitted to terminate the agreement for, among other things, a breach of our material obligations under the contract. Our Aurora 32 optical switch, StarNet Wavelength Management System, StarNet Design Tools and StarNet Operating System have been in service in the Dynegy Connect network since April 2000. Dynegy Connect conducted laboratory testing on the Aurora Optical Switch during the fourth quarter of 2000. We commenced commercial shipment to Dynegy Connect of the Aurora Optical Switch during the first quarter of 2001 and of the Aurora 128 in the second quarter of 2001, however we do not expect any significant purchases to be made in the near term.

     Under the terms of our contract with Qwest, Qwest has agreed to purchase approximately $400 million of our products (including prior purchases) over the term of the contract, subject to reaching agreement on price and technical specifications and on the schedule of development, production and deployment of our Aurora Full-Spectrum switches. Under our agreement, we have also agreed to give Qwest additional flexibility to extend or terminate the remainder of the commitment in a variety of circumstances. Qwest began conducting laboratory testing of the Aurora Optical Switch in the fourth quarter of 2000. We commenced commercial shipment under this contract during the first quarter of 2001, however we do not expect any significant purchases to be made in the near term.

     The continued deteriorating conditions in the telecommunications industry has hindered our ability to secure additional customers and has caused current customers' purchases to decline. As a result, on June 24, 2002, we announced a business restructuring that resulted in a workforce reduction of approximately 200 employees. We recorded a restructuring charge of approximately $12.8 million related to the workforce reduction and the consolidation of facilities in the June 2002 quarter. This restructure included a significant reduction in our efforts to develop the Aurora Optical Switch, which may negatively impact our ability to secure additional revenue from our customers.

     We also completed an assessment of the current carrying value of certain assets on our balance sheet, including goodwill, intangible assets, deferred warrant changes and inventory. Our analysis resulted in a write off of approximately $155.7 million in non-cash charges related to these assets.

     Since our inception, we have incurred significant losses and as of June 30, 2002, we had an accumulated deficit of approximately $609.4 million. Our revenue has decreased dramatically in the second quarter of 2002, and we do not anticipate a significant increase in revenue in the foreseeable future. In addition, we have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur net losses for the foreseeable future.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenue

     For the three months ended June 30, 2002, we recognized revenue before non-cash charges related to equity issuances of approximately $3.1 million, which represents a decrease of $27.3 million from revenue before non-cash charges related to equity issuances of approximately $30.4 million for the three months ended June 30, 2001. The decrease is due to unfavorable economic conditions resulting in significantly reduced capital expenditures of our existing customers. Non-cash charges related to warrant issuances to customers totaled approximately $28.8 million for the three months ended June 30, 2002, compared to approximately $6.9 million for the same period in 2001. The increase in non-cash charges is due to an impairment charge of approximately $28.8 million for deferred warrant cost recorded as a non-cash charge during the three months ended June 30, 2002 as a result of our assessment that our customers with warrants will purchase less equipment than originally forecasted. As a result of the foregoing, revenue, net of non-cash charges related to equity issues, decreased from approximately $23.5 million for the three months ended June 30, 2001 to approximately ($25.7) million for the three months ended June 30, 2002. We expect to generate revenues from a limited number of customers for the foreseeable future.

Cost of Revenue

     For the three months ended June 30, 2002, our cost of revenue totaled approximately $25.9 million, which represents an increase of $5.7 million over cost of revenue of approximately $20.2 million for the three months ended June 30, 2001. The increase was due to charges for excess and obsolete inventory of approximately $16.8 million for the three months ended June 30, 2002, which were only partly offset by a decrease of material cost by approximately $10.4 million and overhead cost by approximately $1.4 million as a result of the corresponding decrease in revenue. Cost of revenue includes amortization of stock-based compensation of approximately $1.5 million for the three months ended June 30, 2002 and approximately $1.6 million for the three months ended June 30, 2001. Gross (loss) profit was approximately ($51.6) million and approximately $3.3 million for the three months ended June 30, 2002 and 2001, respectively. The $54.9 million decrease in gross profit was the result of decreased revenues and inventory charges taken in conjunction with a significant decline in capital spending by our customers and a decline in forecasted revenues of existing products during the second quarter of 2002. Our current ability to make reliable forecasts for cost of revenue and gross margins for 2002 is limited.

Research and Development Expense

     For the three months ended June 30, 2002, we incurred research and development expense of approximately $13.8 million, which represents a decrease of $1.4 million from research and development expense of approximately $15.2 million for the three months ended June 30, 2001. The decrease is attributed primarily to prototype expense and research and development personnel expense, which decreased in total by approximately $2.7 million and was partly offset by an increase in consulting expense of approximately $1.4 million. In connection with our announced restructuring, we expect research and development expense to decrease in future periods.

Sales and Marketing Expense

     For the three months ended June 30, 2002, we incurred sales and marketing expense of approximately $4.5 million, which represents a decrease of $4.0 million from sales and marketing expense of approximately $8.5 million for the three months ended June 30, 2001. The decrease resulted primarily from lower sales and marketing personnel expense and reduced expenses for advertising and promotion. In connection with our announced restructuring, we expect sales and marketing expense to decrease in future periods.

General and Administrative Expense

     For the three months ended June 30, 2002, we incurred general and administrative expense of approximately $8.2 million, which represents an increase of $1.8 million over general and administrative expense of approximately $6.4 million for the three months ended June 30, 2001. The increase was primarily the result of higher facility expenses, increased professional fees and depreciation. In connection with our announced restructuring, we expect general and administrative expense to decrease in future periods.

Amortization of Intangible Assets and Goodwill

     For the three months ended June 30, 2002, we incurred amortization expense of approximately $5.2 million, which represents a decrease of $3.8 million from amortization expense of approximately $7.9 million for the three months ended June 30, 2001. These amounts include approximately $2.7 million and $4.1 million of amortization of identifiable intangible assets relating to our acquisition of Astarte Fiber Networks, Inc. and an intellectual property license from AT&T Corp. in 2000, both of which are amortized over an estimated useful life of 5 years. Amortization of goodwill related solely to our acquisition of Astarte in 2000 totaled $0 for the three months ended June 30, 2002, compared to approximately $3.8 million for the three months ended June 30, 2001. The decrease in amortization expense occurred primarily because, effective January 1, 2002, we ceased recording additional amortization expense for goodwill related to Astarte in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

Stock-Based Compensation Expense

     For the three months ended June 30, 2002, we recorded stock-based compensation expense of approximately $14.0 million, which represents a decrease of $6.6 million from stock-based compensation expense of approximately $20.6 million for the three months ended June 30, 2001. The decrease occurred primarily because stock-based compensation expense in the three months ended June 30, 2001 included charges related to the issuance and accelerated vesting of options, and there was no corresponding expense in the three months ended June 30, 2002.

Impairment of Goodwill

     During the three months ended June 30, 2002, we experienced a decline in capital spending by our customers, reduced our expectations for future growth in revenue and cash flows and our stock price continued to decline significantly. Due to these significant changes, which indicated that goodwill and other assets of the reporting unit might be impaired, we, with the assistance from an independent valuation expert, performed an evaluation of goodwill and other identifiable long-lived assets.

     We compared the fair value of our reporting unit to the carrying value of the reporting unit, including goodwill, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", and determined that the carrying value, including goodwill, exceeded the fair value of our reporting unit. As a result of this evaluation we took a charge of approximately $58.4 million for the impairment of goodwill during the three months ended June 30, 2002, and there was no corresponding expense in the three months ended June 30, 2001. For further details of this charge, see Note 2 of the Notes to Condensed Consolidated Financial Statements (Unaudited) above.

Restructuring and Impairment of Long-Lived Assets

     Continued deteriorating conditions in the telecommunications industry have contributed to our inability to secure additional customers and caused purchases by current customers to decline. On June 24, 2002, in response to these conditions, we announced a business restructuring plan designed to decrease our operating expenses. We recorded a restructuring charge of approximately $12.8 million associated with a workforce reduction and the consolidation of excess facilities, resulting in non-cancelable lease costs and write down of certain leasehold improvements.

     As of June 30, 2002, approximately 200 employees have been notified of the termination of their employment with us. Charges for the workforce reduction of approximately $6.3 million consisted of primarily severance and extended benefits. The remaining balance of approximately $4.5 million will be paid during second half of 2002.

     During the three months ended June 30, 2002, we recorded a charge of approximately $6.5 million related to the consolidation of facilities and a net charge of approximately $2.3 million related to the write down of leasehold improvements. The remaining facilities balance of approximately $4.3 million as of June 30, 2002 is related to the net lease expense of non-cancelable leases, which will be paid over the respective lease terms through the year 2007. We do not believe that the restructuring program will have a material impact on revenues. We expect that the actions described above will result in an estimated annual reduction in employee-related expense and cash flows of approximately $15-20 million.

     We performed an impairment review of our deferred warrant costs during the three months ended June 30, 2002. We previously granted warrants to two customers in conjunction with the execution of customer supply agreements. The fair value of these warrants was capitalized on the measurement date as deferred warrant costs, which were amortized as a pro-rata reduction of revenue as the customers purchased products under the supply agreements. Based on the recent sharp decline in customer spending and the situation in the telecommunications industry in general, we believe that our customers with warrants will purchase less equipment than originally forecasted. As a result, we recorded an impairment charge to deferred warrant cost of approximately $28.8 million. The charge was measured based upon the proportion of the forecasted purchases under the supply agreement expected to not be fulfilled compared to the capitalized cost. In the consolidated statement of operations, the impairment charge is classified as a reduction to revenue under "Non-cash charges related to equity issuances" in accordance with EITF Issue, No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products."

     We also assessed the carrying value of intellectual property acquired from AT&T Corp. on September 1, 2000 and from Astarte Fiber Networks, Inc. on October 10, 2000. Because the estimated undiscounted cash flows relating to these identifiable long-lived assets was less than their carrying value, an impairment charge of approximately $51.7 million was recorded in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The charge is included in "Restructuring and impairment of long-lived assets" within operating expenses in the statement of operations.

Interest Income, Net

     For the three months ended June 30, 2002, we recorded interest income, net of interest expense, of approximately $1.1 million, which represents a decrease of $1.0 million from interest income, net of interest expense, of approximately $2.1 million for the three months ended June 30, 2001. Net interest income consists of interest earned on our cash and cash equivalent balances, offset by interest expense related to outstanding borrowings. The decrease in our interest income for this period is primarily attributable to lower interest rates for the three months ended June 30, 2002 as compared to the same period in 2001.

Income Taxes

     We recorded no income tax provision or benefit for the three months ended June 30, 2002 and 2001, due to our operating loss position and the uncertainty of our ability to realize our deferred income tax assets, including our net operating loss carry forwards.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenue

     For the six months ended June 30, 2002, we recognized revenue before non-cash charges related to equity issuances of approximately $57.1 million, which represents an increase of $11.1 million over revenue before non-cash charges related to equity issuances of approximately $46.0 million for the six months ended June 30, 2001. The increase is primarily due to increased sales to our existing customers in the first three months of 2002. Non-cash charges related to warrant issuances to customers totaled approximately $36.2 million for the six months ended June 30, 2002, compared to approximately $11.7 million for the same period in 2001. The increase in non-cash charges is primarily due to an impairment charge of approximately $28.8 million for deferred warrant cost recorded as a non-cash charge during the six months ended June 30, 2002 as a result of our assessment that our customers with warrants will purchase less equipment than originally forecasted. For the six months ended June 30, 2002, we recognized revenue, net of non-cash charges related to equity issues, of approximately $21.0 million, which represents a decrease of $13.4 million from revenue, net of non-cash charges related to equity issues, of approximately $34.4 million for the six months ended June 30, 2001. We expect to generate revenues from a limited number of customers for the foreseeable future.

Cost of Revenue

     For the six months ended June 30, 2002, our cost of revenue totaled approximately $57.1 million, which represents an increase of $26.1 million over cost of revenue of approximately $31.0 million for the six months ended June 30, 2001. The increase was primarily due to impairment charges for excess and obsolete inventory of approximately $16.8 million, increased material cost of approximately $6.6 million and increased personnel cost of approximately $2.3 related to the corresponding increase in revenue during the six months ended June 30, 2002. Cost of revenue includes amortization of stock-based compensation of approximately $2.9 million for the six months ended June 30, 2002 and approximately $3.0 million for the six months ended June 30, 2001. Gross (loss) profit was approximately ($36.1) million and approximately $3.4 million for the six months ended June 30, 2002 and 2001, respectively. The $39.5 million decrease in gross profit was primarily related to impairment charges as a result of a significant decline in capital spending by our customers and a decline in forecasted revenues of existing products during the second quarter of 2002. Our current ability to make reliable forecasts for cost of revenue and gross margins for 2002 is limited.

Research and Development Expense

     For the six months ended June 30, 2002, we incurred research and development expense of approximately $27.8 million, which represents a decrease of $4.1 million from research and development expense of approximately $31.9 million for the six months ended June 30, 2001. The decrease is attributed primarily to prototype expense and research and development personnel expense, which decreased in total by approximately $4.4 million, and was partly offset by an increase in depreciation expense. In connection with our announced restructuring, we expect research and development expense to decrease in future periods.

Sales and Marketing Expense

     For the six months ended June 30, 2002, we incurred sales and marketing expense of approximately $11.7 million, which represents a decrease of $4.4 million from sales and marketing expense of approximately $16.1 million for the six months ended June 30, 2001. The decrease resulted primarily from lower sales and marketing personnel expense and reduced expenses for advertising and promotion. In connection with our announced restructuring, we expect sales and marketing expense to decrease in future periods.

General and Administrative Expense

     For the six months ended June 30, 2002, we incurred general and administrative expense of approximately $15.9 million, which represents an increase of $3.6 million over general and administrative expense of approximately $12.3 million for the six months ended June 30, 2001. The increase was primarily the result of higher facility expenses, increased professional fees and depreciation. In connection with our announced restructuring, we expect general and administrative expense to decrease in future periods.

Amortization of Intangible Assets and Goodwill

     For the six months ended June 30, 2002, we incurred amortization expense of approximately $6.8 million, which represents a decrease of $9.0 million from amortization expense of approximately $15.8 million for the six months ended June 30, 2001. These amounts include approximately $6.8 million and $8.2 million of amortization of identifiable intangible assets relating to our acquisition of Astarte and an intellectual property license from AT&T in 2000, both of which are amortized over an estimated useful life of 5 years. Amortization of goodwill related solely to our acquisition of Astarte in 2000 totaled $0 for the six months ended June 30, 2002, compared to approximately $7.6 million for the six months ended June 30, 2001. The decrease in amortization expense occurred because, effective January 1, 2002, we ceased recording additional amortization expense for goodwill related to Astarte in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." We expect amortization expense for intangible assets to be approximately $3.0 million for the year 2002, based on the identifiable intangible assets we carried on our balance sheet at June 30, 2001.

Stock-Based Compensation Expense

     For the six months ended June 30, 2002, we recorded stock-based compensation expense of approximately $27.4 million, which represents a decrease of $9.1 million from stock-based compensation expense of approximately $36.5 million for the six months ended June 30, 2001. The decrease occurred primarily because stock-based compensation expense in the six months ended June 30, 2001 included charges related to the issuance and accelerated vesting of options, and there was no corresponding expense in the six months ended June 30, 2002.

Interest Income, Net

     For the six months ended June 30, 2002, we recorded interest income, net of interest expense, of approximately $2.0 million, which represents a decrease of $2.8 million from interest income, net of interest expense, of approximately $4.8 million for the six months ended June 30, 2001. Net interest income consists of interest earned on our cash and cash equivalent balances, offset by interest expense related to outstanding borrowings. The decrease in our interest income for this period is primarily attributable to lower interest rates for the six months ended June 30, 2002 as compared to the same period in 2001.

Income Taxes

     We recorded no income tax provision or benefit for the six months ended June 30, 2002 and 2001, due to our operating loss position and the uncertainty of our ability to realize our deferred income tax assets, including our net operating loss carry forwards.

Liquidity and Capital Resources

     We finance our operations primarily through available cash and cash flows from operations. As of June 30, 2002, our cash and cash equivalents totaled approximately $206.1 million and our working capital totaled approximately $187.7 million.

     Cash used in operating activities for the six months ended June 30, 2002 and 2001 was approximately $1.8 million and approximately $50.2 million, respectively. The decrease in net cash used in operating activities during the first six months of 2002 reflects primarily net losses of $242.3 million, which were only partly offset by non-cash charges of approximately $211.0 million and further offset by a decrease in receivables and a decrease of inventory. Net cash used in operating activities for the same period in 2001 was primarily attributable to net losses and an increase of inventory.

     Cash used in investing activities for the six months ended June 30, 2002 and 2001 was approximately $5.1 million and approximately $47.2 million, respectively. The decrease in net cash used for investing activities reflects primarily the result of decreased capital requirements in the first six months of 2002, whereas the same period in 2001 included purchases of property and equipment related to the buildout of our new facilities.

     Cash (used in) or provided by financing activities for the six months ended June 30, 2002 and 2001 was approximately ($5.6) million and approximately $139.8 million, respectively. Cash used in financing activities during the six months ended June 30, 2002 was primarily attributable to the repurchase of a warrant to purchase approximately 4.2 million shares of our common stock from a customer for the purchase price of $5.5 million, in order to reduce the number of potentially dilutive shares outstanding. Cash provided by financing activities during the six months ended June 30, 2001 primarily included net proceeds from our initial public offering on May 17, 2001.

     In November 1999, we entered into a lease line of credit with Comdisco, Inc. that allows us to finance up to $4.0 million of equipment purchases. The line bears an interest rate of 7.5% and expires in November 2002. As of December 31, 2001 and June 30, 2002, we had not drawn any amount under this agreement.

     During the year ended December 31, 2000, we entered into a $10.0 million line of credit with Commerce Bank. The line of credit bears interest at 3.45% and expires on June 30, 2003. On each of December 31, 2001 and June 30, 2002, approximately $8.0 million was outstanding under this line of credit.

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

     We expect to use our available cash, our line of credit facilities and cash anticipated to be available from future operations to fund operating losses and for working capital and other general corporate purposes and believe that these sources will be sufficient for the next 12 months. We may also use a portion of our available cash to acquire or invest in businesses, technologies or products that are complementary to our business. We have not determined the amounts we plan to spend on any of the uses described above or the timing of these expenditures.

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

Recent Developments

Stock Option Exchange Offer and Management Repurchase Program

     On August 1, 2002, we commenced an offer to exchange outstanding employee stock options having an exercise price of $2.14 or more per share in return for a combination of share awards for shares of common stock and new stock options to purchase shares of common stock to be granted by us (the "Exchange Offer"). Our directors, executive officers and vice presidents were not eligible to participate in the Exchange Offer. Subject to the terms and conditions of the Exchange Offer, in exchange for eligible options, an option holder who tenders eligible options that are accepted by us will receive a share award for shares of common stock equal to one tenth (1/10) of the total number of shares subject to the options tendered by the option holder, and for new options to be granted for a number of shares of common stock equal to nine tenths (9/10) of the total number of shares subject to the options tendered by the option holder. Employees who accept the Exchange Offer with respect to any of their eligible options are required to exchange any option granted to them on or after February 1, 2002. Upon completion of the Exchange Offer, we expect to issue share awards promptly upon acceptance and cancellation of the eligible options and to grant new options in March 2003, on a date that is at least six months and one day from the expiration date of the offer. The share awards will be 100% vested upon issuance. The new options will vest from the original grant date of the eligible options in accordance with the original vesting schedule of the original option grant. The new options will be granted with an exercise price equal to the fair market value of our common stock on the date of the grant.

     On various dates between April and August 2000, 12 employees, consisting of executive officers, vice presidents and other employees borrowed funds from us to exercise stock options with an exercise price of approximately $2.14 per share under the terms of individual promissory notes to us. The loans provide that the interest rate shall float on a quarterly basis and shall equal the Internal Revenue Service established short-term Applicable Federal Rate for a quarterly compounding period effective for the first month in such quarterly period, provided that the rate shall not be less than 2.5% per annum nor exceed 7.5% per annum. Upon exercise of these stock options, each employee received shares of restricted stock, subject to vesting schedules and other restrictions contained in a restricted stock agreement between us and each employee. The employees pledged their shares of restricted stock to us as collateral for the loans. As of July 25, 2002, the employees as a group beneficially owned approximately 13,645,044 vested and unvested shares of restricted stock. On July 25, 2002, the aggregate outstanding balance due on all of the loans was $32,966,369, consisting of principal plus accrued interest due by the following:

                                     Name                          Loan Amount
                                     ----                          -----------

           Harry J. Carr                                           $15,994,686
           William J. Proetta                                                0
           Michael J. Losch                                          2,165,093
           Krishna Bala                                              2,902,869
           Vice Presidents and Other Management Employees
             as a Group                                             11,903,721
                                                                   -----------

                Total                                              $32,966,369

     In May 2002, the price of our stock dropped substantially below $2.14 per share, leaving insufficient collateral to repay the loans, and thereby jeopardizing the personal financial solvency of our executive officers, vice presidents and other employees. Recognizing that these loans were diverting the employees' attention from our business and that these employees needed a positive incentive program that promoted retention, motivation and performance, our board of directors decided to make changes to our management incentive program, including changes relating to the loans.

     As part of these changes, the employees will be permitted to deliver shares of restricted stock (either vested or unvested) to be applied against the loans. The reduction in the loans will be calculated as follows:

..      the fair market value of our common stock on June 19, 2002 (when our board of directors acted on this portion of the management incentive program) of $1.04 per share for all vested shares of restricted stock, and

..      the price that each executive officer, vice president and other employee originally paid for each unvested share of restricted stock, which is generally $2.14 per share, plus accrued interest.

     We also amended the terms of our loans. The amended loans were subordinated to each employee's current and future mortgage, home equity loan or home improvement loan, consumer credit, credit and charge cards and any other similar forms of debt. The due date of each employee loan was extended so that the principal and interest due under the loans are payable in five annual installments of 10%, 15%, 20%, 25% and 30% beginning on the first anniversary of the original loan due date.

     In addition, as part of these changes, our board of directors approved a bonus plan under which, upon a change in control, we will pay each employee who has loans and participates in the repurchase program, a cash bonus consisting of the following:

..    an amount sufficient to fully pay off the remaining balance outstanding on the relevant employee's promissory note, and

..    an amount sufficient so that after payment by the relevant employee of all federal, state and local income and excise taxes imposed on the bonus amount, the employee retains an amount equal to the federal, state and local income and excise taxes imposed upon the bonus amount.

     In connection with these changes to the program, we received valuable consideration and other benefits, including but not limited to, the execution of non-competition agreements by each participating employee.

     After the adoption of the above program, the board of directors became aware of issues that arose regarding the implementation of the program. The board is currently reviewing these issues and their implications for the company and its management. The resolution of these issues may have a material adverse effect on the company.

     In connection with the stock option exchange offer, assuming all eligible options are accepted and based on a closing share price of $0.52 as of August 12, 2002, and also in connection with the management repurchase program, we expect to record a non-cash compensation expense of up to approximately $105 million in the third quarter of 2002, of which approximately $75 million was recorded as deferred compensation expense prior to our initial public offering.

Legal Proceedings

     In late July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with our October 2000 merger with Astarte Fiber Networks, Inc. Corning alleges that Astarte, and Tellium as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract and breached warranties presented in that contract. Corning seeks an award of $38 million, plus expenses and interest. We intend to defend vigorously the claims made in any legal proceedings that may result, and pursue any possible counter claims against Corning, Astarte, and other parties associated with the claims. It is too early in the dispute process to determine the impact, if any, that such dispute will have upon our business, financial condition or results of operations.

Recent Financial Accounting Pronouncements

     In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations and cost associated with the retirement of tangible long-lived assets. We are required to implement SFAS No. 143 for fiscal years beginning after June 15, 2002 and have not yet determined the impact that this statement will have on our results of operations or financial position.

     In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting of Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases" to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provision of SFAS No. 145 related to extinguishment of debt becomes effective for financial statements issued for fiscal years beginning after May 15, 2002. We are currently evaluating the impact that the adoption of this statement will have on its results of operations and financial position.

     In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Cautionary Statement Regarding Forward-Looking Statements

     Certain statements and information included in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements express our intentions, strategies or predictions for the future. Actual results may differ from our predictions. We consider all statements regarding anticipated or future matters, including without limitation the following, to be forward-looking statements:

..    our expected future revenue, liquidity, cash flows, expenses and level of net losses;

..    our planned decreases in research and development, sales and marketing and general and administrative expenses; and

..    any statements using forward-looking words, such as "anticipate",
     "believe", "could", "estimate", "intend", "may","should", "will", "would", "projects", "expects", "plans" or other similar words.

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

     We have incurred significant losses to date and expect to continue to incur losses in the future. We had net losses of approximately $211.0 million for the year ended December 31, 2001 and approximately $242.3 million for the six months ended June 30, 2002. As of June 30, 2002, we had an accumulated deficit of approximately $609.4 million. We have significant fixed expenses and expect to continue to incur significant manufacturing, research and development, sales and marketing, administrative and other expenses in connection with the ongoing development of our business. In order to become profitable, we will need to generate and sustain higher revenue. If we do not generate sufficient revenue to achieve or sustain profitability, our stock price will likely decline.

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

We expect that substantially all of our revenues will be generated from a limited number of customers. Historically, this has included Dynegy Connect and Qwest. The termination or deterioration of our relationship with these customers, or with Cable & Wireless will have a significant negative impact on our revenue and cause us to continue to incur substantial operating losses.

         For the year ended December 31, 2001 and the six months ended June 30, 2002, we have derived revenue from sales under our contract with Dynegy Connect and Qwest. We anticipate that a majority of our revenues for the foreseeable future will be derived from Dynegy Connect and Qwest.

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

         Under our agreement with Cable & Wireless, Cable & Wireless has made a commitment to purchase a minimum of $350 million of our optical switches by August 7, 2005. Our agreement with Cable & Wireless gives Cable & Wireless the right to reduce its minimum purchase commitment from $350 million to $200 million if we do not maintain a technological edge so that there exists in the marketplace superior technology that we have not matched. This agreement also permits Cable & Wireless to terminate the agreement upon breach of a variety of our obligations under the contract. As of June 30, 2002, Cable & Wireless has not yet made any purchases under this agreement.

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

         In June 2002, we announced a business restructuring that included a significant reduction in our efforts to develop the Aurora Optical Switch. This may negatively impact our ability to secure additional revenue from our customers.

         If any of these customers elects to terminate its contract with us or if a customer fails to purchase our products for any reason, we would lose significant revenue and incur substantial operating losses, which would seriously harm our ability to build a successful business.

If we do not attract new customers, our revenue may not increase and may decrease.

         We are currently very dependent on Dynegy Connect and Qwest. We must expand our customer base in order to succeed. If we are not able to attract new customers who are willing to make significant commitments to purchase our products and services for any reason, including if there is a downturn in their businesses, our business will not grow and our revenue will not increase. Our customer base and revenue will not grow if:

         .    customers are unwilling or slow to utilize our products;

         . we experience delays or difficulties in completing the development and introduction of our planned products or product enhancements;

         . our competitors introduce new products that are superior to our products;

         .    our products do not perform as expected;

         .    we do not meet our customers' delivery requirements; or

         . our carrier customers continue to cut their capital budgets, and do not invest in next-generation optical networking products.

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

         We are developing new products and enhancements to existing products. We may not be able to develop new products or product enhancements in a timely manner, or at all. For example, our Aurora Full Spectrum switch depends on advancements in optical components, including micro electromechanical systems, which have not yet been proven for telecommunications products. Any failure to develop new products or product enhancements will substantially decrease market acceptance and sales of our present and future products. Any failure to develop new products or product enhancements could also delay purchases by our customers under their contracts, or, in some cases, could cause us to be in breach under our contracts with our customers. Even if we are able to develop and commercially introduce new products and enhancements, these new products or enhancements may not achieve widespread market acceptance and may not be satisfactory to our customers. Any failure of our future products to achieve market acceptance or be satisfactory to our customers could slow or eliminate our revenue growth.

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

         We have recorded deferred compensation expense and have begun to amortize non-cash charges to earnings as a result of options and other equity awards granted to employees and non-employee directors at prices deemed to be below fair market value on the dates of grant. Our future operating results will reflect the continued amortization of those charges over the vesting period of these options and awards. At June 30, 2002, we had recorded deferred compensation expense of approximately $90.9 million, which will be amortized to compensation expense through 2005.

         A warrant held by affiliates of Dynegy Connect allows them to purchase 313,560 shares of our common stock at $3.05 per share. The warrant becomes exercisable based on a schedule of milestones. If the milestones are not reached by March 31, 2005, the remaining unexercised shares subject to the warrant will become exercisable. In connection with the warrant, we record and will continue to record deferred warrant expenses as a reduction of revenue when we realize revenue from this contract. Under the terms of the contract with Dynegy Connect, to the extent Dynegy Connect elects to purchase core optical switches, it is required to purchase its full requirements for them from us until November 1, 2003. However, Dynegy Connect is not contractually obligated to purchase future products or services from us and may discontinue doing so at any time. During the three months ended June 30, 2002, we performed an evaluation of the carrying value of deferred warrant cost. Based on the recent sharp decline in customer spending and the situation in the telecommunications industry in general, we believe that Dynegy will purchase less equipment than originally forecasted. As a result, we recorded an impairment charge to deferred warrant cost related to the proportion of the forecasted purchases expected to not be met under the customer supply agreements.

         As part of our agreement with Qwest, we issued three warrants to a wholly-owned subsidiary of Qwest to purchase 2,375,000 shares of our common stock at an exercise price of $14.00 per share. The 2,375,000 shares subject to the warrants were vested when we issued the warrants. One of the warrants is exercisable as to 1,000,000 shares. On December 20, 2001, in connection with the Qwest contract amendment, we cancelled warrants for 1,375,000 shares of common stock and recorded approximately $19.2 million as an offset to gross revenue. The fair market value of the remaining issued warrant, approximately $17.3 million, will be recorded as a reduction of revenue as we realize revenue from the Qwest procurement contract. During the three months ended June 30, 2002, we performed an evaluation of the carrying value of deferred warrant cost. Based on the recent sharp decline in customer spending and the situation in the telecommunications industry in general, we believe that Qwest will purchase less equipment than originally forecasted. As a result, we recorded an impairment charge to deferred warrant cost related to the proportion of the forecasted purchases expected to not be met under the customer supply agreements.

         We have incurred significant additional non-cash charges as a result of our acquisition of Astarte and our acquisition of an intellectual property license from AT&T. The goodwill and intangible assets associated with the Astarte acquisition were initially approximately $113.3 million. The identifiable intangible assets associated with the acquisition of the AT&T license were initially approximately $45.0 million. Amortization of goodwill ceased on January 1, 2002 upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," and goodwill is now subject to periodic impairment reviews in accordance with SFAS No. 142. During the second quarter of 2002, we experienced a sharp decrease in spending for our products and services and at the same time a significant decline of our stock price. Due to these circumstances, which indicated that goodwill and other assets of the reporting unit might be impaired, we, with the assistance from independent valuation experts, performed an evaluation of goodwill and identifiable long-lived assets. The evaluation resulted in impairment charges for goodwill and identifiable intangible assets of approximately $58.4 million and approximately $51.7 million, respectively. As of June 30, 2002, the remaining balances recorded in our balance sheet are $0 for goodwill and $1.7 million for identifiable intangible assets.

     In connection with the stock option exchange offer, assuming all eligible options are accepted and based on a closing share price of $0.52 as of August 12, 2002, and also in connection with the management repurchase program, we expect to record a non-cash compensation expense of up to approximately $105 million in the third quarter of 2002, of which approximately $75 million was recorded as deferred compensation expense prior to our initial public offering.

         All of the non-cash charges referred to above will negatively impact future operating results. It is possible that some investors might consider the impact on operating results to be material, which could result in a decline in the price of our common stock.

Economic recession or downturns could harm our operating results.

         Our customers may be susceptible to economic slowdowns or recessions and could lead to a decrease in revenue. The terrorist attacks of September 11, 2001 on New York City and Washington, D.C., and the continuing acts and threats of terrorism are having an adverse effect on the U.S. economy and could possibly induce or accelerate the advent of a more severe economic recession. Our government's political, social, military and economic policies and policy changes as a result of these circumstances could have consequences that we cannot predict, including causing further weakness in the economy. As a result of these events our customers and potential customers have reduced or slowed the rate of their capital expenditures. The long-term impact of these events on our business is uncertain, including on the industry section in which we focus and our customers and prospective customers. Additionally, the amount of debt being held by our carrier customers, and the continued cuts to capital spending, put our customers' and potential customers' businesses in jeopardy. Our operating results and financial condition consequently could be materially and adversely affected in ways we cannot foresee.

We face possible delisting from the Nasdaq National Market, which would result in a limited public market for our common stock and make obtaining future equity financing more difficult for us.

         On August 7, 2002, we received notification from the Nasdaq Stock Market, Inc. that our stock had traded below the $1.00 minimum per share price required for continued listing on The Nasdaq National Market for more than 30 consecutive trading days. We have until November 5, 2002 to regain compliance by maintaining a minimum closing bid price of $1.00 for 10 consecutive trading days. Nasdaq may delist our shares from The Nasdaq National Market if we fail to meet this requirement. There can be no assurances that we will satisfy the standards to regain compliance. If we do not meet those standards, our common stock may not be eligible for trading on The Nasdaq National Market.

         The delisting of our common stock from The Nasdaq National Market may have a material adverse effect on us by, among other things, reducing:

     .   the liquidity of our common stock;

     .   the market price of our common stock;

     . the number of institutional and other investors that will consider investing in our common stock;

     .   the number of market makers in our common stock;

     . the availability of information concerning the trading prices and volume of our common stock;

     . the number of broker-dealers willing to execute trades in shares of our common stock; and

     . our ability to obtain equity financing for the continuation of our operations.

We have experienced and expect to continue to experience volatility in our stock price which makes an investment in our stock more risky and litigation more likely.

         The market price of our common stock has fluctuated significantly in the past and may fluctuate significantly in the future in response to a number of factors, some of which are beyond our control, including:

     .   changes in financial estimates by securities analysts;

     . changes in market valuations of communications and Internet infrastructure-related companies;

     . announcements, by us or our competitors, of new products or of significant acquisitions, strategic partnerships or joint ventures;

     . volume fluctuations, which are particularly common among highly volatile securities of Internet-related companies; and

     . volatility of stock markets, particularly the Nasdaq National Market on which our common stock is listed.

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

         Our directors, executive officers and principal stockholders and entities affiliated with them own approximately 37% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, may influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. These stockholders or their affiliates may acquire additional equity in the future. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

         The market for optical switching is new and unpredictable. Optical switching may not be widely adopted as a method by which service providers address their data capacity requirements. In addition, most service providers have made substantial investments in their current network and are typically reluctant to adopt new and unproven technologies. They may elect to remain with their current network design or to adopt a new design, like ours, in limited stages or over extended periods of time. A decision by a customer to purchase our product involves a significant capital investment. We will need to convince service providers of the benefits of our products for future network upgrades, and if we are unable to do so, a viable market for our products may not develop or be sustainable. If the market for optical switching does not develop, or develops more slowly than we expect, our operating results will be below our expectations and the price of our stock could decline.

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

         Our products require a sophisticated sales and marketing effort targeted towards a limited number of key individuals within our current and prospective customers' organizations. Our success will depend, in part, on our ability to develop and manage these relationships. We currently use our direct sales force and plan to develop a distribution channel outside of the United States, using both direct and indirect sales. Competition for these resources is intense because there is a limited number of people available with the necessary technical skills and understanding of the optical switching market. We believe that our success will depend on our ability to establish successful relationships with various distribution partners. If we are unable to expand our sales, marketing and distribution operations, we may not be able to effectively market and sell our products, which may prevent us from increasing our sales and achieving and maintaining profitability.

If we do not expand our customer service and support organization, we may be unable to increase our sales.

         We currently have a small customer service and support organization and may need to increase our staff to support new and existing customers. Our products are complex and our customers need highly-trained customer service and support personnel to be available at all hours. We are likely to have difficulty hiring customer service and support personnel because of the limited number of people available with the necessary technical skills. If we are unable to expand our customer service and support organization and rapidly train these personnel, we may not be able to increase our sales, which could cause the price of our stock to decline.

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

         At June 30, 2002, we had approximately $206.1 million in cash and cash equivalents. We believe that our available cash, our line of credit facilities and cash anticipated to be available from future operations, will enable us to meet our working capital requirements for the next 12 months. The development and marketing of new products, however, and the expansion of our direct sales operation and associated customer support organization will require a significant commitment of resources. As a result, we may need to raise substantial additional capital. We may not be able to obtain additional capital at all, or upon acceptable terms. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of our planned product development and marketing and sales efforts. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of additional securities could result in dilution to our existing stockholders. If additional funds are raised through the issuance of debt securities, their terms could impose additional restrictions on our operations.

If we make acquisitions, our stockholders could be diluted and we could assume additional contingent liabilities. In addition, if we fail to successfully integrate or manage the acquisitions we make, our business would be disrupted and we could lose sales.

         We may consider investments in complementary businesses, products or technologies. In the event of any future acquisitions, we could:

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

         Our products utilize a variety of proprietary rights that are critical to our competitive position. Because the technology and intellectual property associated with our optical switching products are evolving and rapidly changing, our current intellectual property rights may not adequately protect us in the future. We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to protect the intellectual property utilized in our products. For example, we enter into non-competition, confidentiality or license agreements with our employees, consultants, corporate partners and customers and control access to, and distribution of, our software, documentation and other proprietary information. These agreements may be insufficient to prevent former employees from using our technology after the termination of their employment with us. In addition, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Also, it is possible that no patents or trademarks will be issued from our currently pending or future patent or trademark applications. Because legal standards relating to the validity, enforceability and scope of protection of patent and intellectual property rights in new technologies are uncertain and still evolving, the future viability or value of our intellectual property rights is uncertain. Moreover, effective patent, trademark, copyright and trade secret protection may not be available in some countries in which we distribute or may anticipate distributing our products. Furthermore, our competitors may independently develop similar technologies that limit the value of our intellectual property or design around patents issued to us. If competitors are able to use our technology, our competitive edge would be reduced or eliminated.

         In late July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with our October 2000 merger with Astarte Fiber Networks, Inc. Corning alleges that Astarte, and Tellium as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract and breached warranties presented in that contract. Corning seeks an award of $38 million, plus expenses and interest. An adverse outcome in the Corning arbitration could render a portion of our intellectual property less valuable, and also diminish our right to protect this intellectual property. An adverse outcome in the Corning arbitration could therefore have a material adverse impact on our business, financial condition or results of operations.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        In late July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with our October 2000 merger with Astarte Fiber Networks, Inc. Corning alleges that Astarte, and Tellium as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract and breached warranties presented in that contract. Corning seeks an award of $38 million, plus expenses and interest. We intend to defend vigorously the claims made in any legal proceedings that may result, and pursue any possible counter claims against Corning, Astarte, and other parties associated with the claims. It is too early in the dispute process to determine the impact, if any, that such dispute will have upon our business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds.

          (a) Changes in Securities.

              None.

          (b) Use of Proceeds.

              On May 17, 2001 in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-46362) was declared effective by the Securities and Exchange Commission. The net proceeds of our initial public offering were approximately $139.5 million. The proceeds of this offering were invested in short-term, interest-bearing, investment-grade securities. We expect to use the net proceeds from this offering primarily to fund operating losses and for working capital and other general corporate purposes to implement our business strategies. We may also use a portion of the net proceeds from our initial public offering to acquire or invest in businesses, technologies or products that are complementary to our business.

Item 3. Defaults Upon Senior Securities.

              None.

Item 4. Submission of Matters to a Vote of Security Holders.

              At its Annual Meeting of Stockholders on May 21, 2002, our stockholders took the following actions:

              1. Elected the following Class I directors to serve until the next annual meeting of stockholders at which their respective class is due for election or until their respective successors shall have been duly elected and qualified, with votes as indicated opposite each director's name:

                  ------------------------------------------------------
                                                 For       Withheld
                  ------------------------------------------------------
                  William A. Roper, Jr.   88,379,611      1,130,602
                  ------------------------------------------------------
                  Richard C. Smith, Jr.   88,380,028      1,130,185
                  ------------------------------------------------------

              The directors whose term of office as a director continued after the meeting are: Harry J. Carr, William B. Bunting, Michael M. Connors, Jeffrey A. Feldman, Edward F. Glassmeyer and Marc B. Weisberg.

              2. Approved an amendment to Tellium's Amended and Restated Special 2001 Stock Incentive Plan in order to permit non-employee directors, executive officers and consultants to be eligible to receive options and awards under the Plan. The vote was 68,864,515 for the proposal and 20,503,178 against with 142,520 abstentions.

                        3. Approved the 2002 Employee Stock Purchase Plan. The vote was 64,416,306 for the proposal, 1,398,493 against with 77,285 abstentions and 23,618,129 broker nonvotes.

                        4. Ratified the appointment of Deloitte & Touche LLP as our independent auditors. The vote was 88,492,740 for the proposal and 946,995 against with 70,478 abstentions.

Item 5.           Other Information.

                        None.

Item 6.           Exhibits and Reports on Form 8-K.

                    (a) Exhibits.

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

10.27***          Tellium 2002 Employee Stock Purchase Plan

10.28#            Tellium, Inc. Amended and Restated Special 2001 Stock
                  Incentive Plan

10.29#            Form of Non-Competition Agreement

10.30# Form of Non-Competition Agreement between Tellium, Inc. and Harry J. Carr, dated as of June 19, 2002

10.31#            Form of Amendment No.1 to Purchase Money Promissory Note

10.32# Assignment of Warrants dated as of June 26, 2002 between Dynegy Connect, L.P. and Tellium, Inc.

10.33# Rider dated July 30, 2001 to the Business Loan Agreement between Tellium, Inc. and Commerce Bank/Shore N.A. dated June 1, 2000

16.1**            Letter re: change in certifying accountant

21.1**            Subsidiaries of Tellium, Inc.

--------------------
* Incorporated by reference from the Registration Statement filed on Form S-1, Registration No. 333-46362.
** Incorporated by reference from the Annual Report filed on Form 10-K, for the fiscal year ended December 31, 2001.
*** Incorporated by reference from the Registration Statement filed on Form S-8, filed with the Securities and Exchange
     Commission on May 21, 2002.
+    Subject to a confidential treatment request.
#    Filed herewith.

                    (b)    Reports on Form 8-K.

                           On May 1, 2002, we filed a report on Form 8-K announcing our financial results for the quarter ended March 31, 2002.

                           On June 26, 2002, we filed a report on Form 8-K announcing a business restructuring plan executed as of June 24, 2002.

                           On July 3, 2002, we filed a report on Form 8-K announcing our preliminary financial results for the quarter ended June 30, 2002.

                           On July 30, 2002, we filed a report on Form 8-K announcing our financial results for the quarter ended June 30, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TELLIUM, INC.

Dated:  August 15, 2002   /s/ Harry J. Carr
                          --------------------------------------------
                          Harry J. Carr
                          Chairman of the Board and
                          Chief Executive Officer

Dated:  August 15, 2002   /s/ Michael J. Losch
                          --------------------------------------------
                          Michael J. Losch
                          Chief Financial Officer
                          (Principal Financial and Accounting Officer)