Form 10-Q
period 2002-09-30
TELLIUM INC
filed 2002-11-14
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File Number: 000-32743

TELLIUM, INC.

(Exact name of Registrant as specified in its charter)

Delaware	22-3509099

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Crescent Place Oceanport, New Jersey 07757-0901

(Address of Principal Executive Offices) (Zip Code)

(732) 923-4100

(Registrant’s Telephone Number, Including Area Code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

          As of September 30, 2002, there were 114,017,222 shares outstanding of the registrant’s common stock, par value $0.001.

TELLIUM, INC.

INDEX

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):	3

	Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2002 and September 30, 2001 and for the Nine Months Ended September 30, 2002 and September 30, 2001	4

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2002	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and September 30, 2001	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 2.	Changes in Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits and Reports on Form 8-K	31

	Signatures	34

	Certifications	35

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited).

TELLIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2001	September 30, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$218,708,074	$183,228,428
Accounts receivable	23,923,631	66,936
Inventories	52,398,123	15,028,518
Prepaid expenses and other current assets	8,107,916	3,344,695

Total current assets	303,137,744	201,668,577
PROPERTY AND EQUIPMENT—Net	65,085,402	51,642,701
INTANGIBLE ASSETS—Net	60,200,000	1,568,044
GOODWILL—Net	58,433,967	—
DEFERRED WARRANT COST	65,704,572	29,053,015
OTHER ASSETS	1,276,847	755,792

TOTAL ASSETS	$533,838,532	$284,688,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$9,683,821	$2,084,303
Accrued expenses and other current liabilities	39,777,417	25,601,194
Current portion of notes payable	601,847	129,387
Current portion of capital lease obligations	95,612	73,497
Bank line of credit	8,000,000	8,000,000

Total current liabilities	58,158,697	35,888,381
LONG-TERM PORTION OF NOTES PAYABLE	583,399	540,000
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	124,513	70,210
OTHER LONG-TERM LIABILITIES	233,335	345,359

Total liabilities	59,099,944	36,843,950

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 25,000,000 shares authorized as of December 31, 2001 and September 30, 2002, 0 issued and outstanding as of December 31, 2001 and September 30, 2002	—	—
Common stock, $0.001 par value, 900,000,000 shares authorized, 114,495,282 and 116,467,223 issued as of December 31, 2001 and September 30, 2002, and 112,446,449 and 114,017,222 legally outstanding as of December 31, 2001 and September 30, 2002	114,496	116,468
Additional paid-in capital	1,043,900,812	1,008,810,807
Notes receivable	(33,513,935)	—
Accumulated deficit	(367,137,978)	(723,399,207)
Deferred employee compensation	(144,495,721)	(23,743,526)
Common stock in treasury, at cost, 2,048,833 and 17,073,851 shares as of December 31, 2001 and September 30, 2002	(4,129,086)	(13,940,363)

Total stockholders’ equity	494,738,588	247,844,179

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$553,838,532	$284,688,129

See Notes to Condensed Consolidated Financial Statements.

TELLIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

REVENUE	$40,148,122	$1,946,874	$86,197,678	$59,080,882
Non-cash charges related to equity issuances	13,934,944	495,702	25,614,284	36,651,557

REVENUE, net of non-cash charges related to equity issuances	26,213,178	1,451,172	60,583,394	22,429,325
COST OF REVENUE	25,775,487	14,238,292	56,739,293	71,335,808

Gross profit	437,691	(12,787,120)	3,844,101	(48,906,483)

OPERATING EXPENSES:
Research and development, excluding stock-based compensation	16,733,742	7,801,870	48,613,517	35,568,853
Sales and marketing, excluding stock-based compensation	7,323,046	3,341,152	23,460,260	15,044,517
General and administrative, excluding stock-based compensation	6,489,887	7,511,920	18,748,767	23,374,729
Amortization of intangible assets and goodwill	7,916,790	136,467	23,750,370	6,931,956
Stock-based compensation expense	12,629,002	83,138,716	46,167,970	106,151,071
Impairment of goodwill	—	—	—	58,433,967
Restructuring and impairment of long-lived assets	—	—	—	64,535,388

Total operating expenses	51,092,467	101,930,125	160,740,884	310,040,481

OPERATING LOSS	(50,654,776)	(114,717,245)	(156,896,783)	(358,946,964)

OTHER INCOME (EXPENSE):
Other income (expense) – net	(40,145)	(3,363)	58,351	(7,450)
Interest income	2,661,125	858,303	7,864,025	3,330,447
Interest expense	(129,680)	(130,219)	(499,746)	(637,262)

Total other income	2,491,300	724,721	7,422,630	2,685,735

NET LOSS	$(48,163,476)	$(113,992,524)	$(149,474,153)	$(356,261,229)

BASIC AND DILUTED LOSS PER SHARE	$(0.47)	$(1.15)	$(2.52)	$(3.41)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	102,509,654	99,294,044	59,356,716	104,539,391

STOCK-BASED COMPENSATION EXPENSE
Cost of revenue	$1,413,938	$7,154,531	$4,367,031	$10,089,318
Research and development	8,216,555	48,628,985	28,284,010	63,679,884
Sales and marketing	2,984,159	15,854,233	11,053,241	21,132,167
General and administrative	1,428,288	18,655,498	6,830,719	21,339,020
Restructuring	—	—	—	1,445,696

	$14,042,940	$90,293,247	$50,535,001	$117,686,085

See Notes to Condensed Consolidated Financial Statements.

TELLIUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock			Additional Paid-in Capital

	Shares	Amount	Shares		Amount

JANUARY 1, 2002	114,495,282	$114,496	2,048,833		$(4,129,086)	$1,043,900,812
Issuance of common stock	1,347,962	1,348	—		—	740,031
Exercise of stock options and warrants	623,979	624	—		—	303,224
Forfeiture of unvested stock options	—	—	—		—	(31,282,412)
Warrant and option cost	—	—	—		—	649,152
Amortization of deferred compensation	—	—	—		—	—
Repurchase of warrants	—	—	—		—	(5,500,000)
Repurchase of restricted stock	—	—	15,025,018	(1)	(9,811,277)	—
Net loss	—	—	—		—	—

SEPTEMBER 30, 2002	116,467,223	$116,468	17,073,851		$(13,940,363)	$1,008,810,807

	Accumulated Deficit	Deferred Compensation	Notes Receivable	Stockholders’ Equity

JANUARY 1, 2002	$(367,137,978)	$(144,495,721)	$(33,513,935)	$494,738,588
Issuance of common stock	—	—	—	741,379
Exercise of stock options and warrants	—	—	—	303,848
Forfeiture of unvested stock options	—	31,262,206	—	(20,206)
Warrant and option cost	—	—	—	649,152
Amortization of deferred compensation	—	89,489,989	—	89,489,989
Repurchase of warrants	—	—	—	(5,500,000)
Repurchase of restricted stock	—	—	33,513,935	23,702,658
Net loss	(356,261,229)	—	—	(356,261,229)

SEPTEMBER 30, 2002	$(723,399,207)	$(23,743,526)	$—	$247,844,179

See Notes to Condensed Consolidated Financial Statements.

(1)  Of these shares, 14,623,850 are legally outstanding shares of common stock which have been treated as treasury stock for financial statement purposes.  (See Note 10, “Stockholders’ Equity” of the Notes to Condensed Consolidated Financial Statements (Unaudited) below.)

TELLIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(149,474,153)	$(356,261,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,234,421	23,783,063
Write down of impaired assets	—	157,983,967
Provision for doubtful accounts	354,681	690,028
Amortization of deferred compensation expense	45,799,000	89,469,783
Amortization of deferred warrant cost	25,614,284	7,851,557
Warrant and option cost related to third parties	4,726,398	28,474,603
Changes in assets and liabilities:
Decrease in due from stockholder	26,437	802,623
Decrease in accounts receivable	3,726,524	23,541,419
Decrease (increase) in inventories	(30,013,566)	20,569,605
Decrease in prepaid expenses and other current assets	8,214,433	203,083
Decrease in other assets	28,814	521,055
Decrease in accounts payable	(35,438,603)	(7,599,518)
Increase (decrease) in accrued expenses and other current liabilities	33,797,971	(14,176,224)
Increase in other long-term liabilities	111,499	112,024

Net cash used in operating activities	(58,291,680)	(24,034,159)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(52,171,465)	(5,658,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and line of credit borrowings	(408,999)	(515,859)
Principal payments on capital lease obligations	(3,382,673)	(76,418)
Repurchase of warrants	—	(5,500,000)
Proceeds from line of credit borrowings	4,000,000	—
Issuance of common stock	148,500,364	305,196

Net cash provided by (used in) financing activities	148,708,692	(5,787,081)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,245,547	(35,479,646)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	188,175,444	218,708,074

CASH AND CASH EQUIVALENTS, END OF PERIOD	$226,420,991	$183,228,428

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION
Cash paid for interest	$498,684	$637,262

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

          The continued deteriorating conditions in the telecommunications industry has hindered our ability to secure additional customers and has caused current customers’ purchases to decline. As a result, on June 24, 2002, we announced a business restructuring that resulted in a workforce reduction of approximately 200 employees. We recorded a restructuring charge of approximately $12.8 million related to the workforce reduction and the consolidation of facilities in the June 2002 quarter. This restructure included a significant reduction in our efforts to develop the Aurora Optical Switch, which may negatively impact our ability to secure additional revenue from our customers.

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

2.       GOODWILL

          In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As indicated in our Form 10-K for the year ended December 31, 2001, we implemented SFAS No. 142 as of January 1, 2002. SFAS No. 142 changed the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, ceased upon adoption of this statement. Identifiable intangible assets continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

          The following table presents the impact of SFAS No. 142 on net loss and net loss per share for the three months and nine months ended September 30, 2002, respectively, and the impact of SFAS No. 142 as if it had been in effect for the three months and nine months ended September 30, 2001, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

Reported net loss	$(48,163,476)	$(113,992,524)	$(149,474,153)	$(356,261,228)
Add back: Goodwill amortization	3,865,957	—	11,597,871	—

Adjusted net loss	$(44,297,519)	$(113,992,524)	$(137,876,282)	$(356,261,228)

Basic and diluted earnings per share:
Reported net loss	$(0.47)	$(1.15)	$(2.52)	$(3.41)
Goodwill amortization	$0.04	$—	$0.20	$—

Adjusted net loss	$(0.43)	$(1.15)	$(2.32)	$(3.41)

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

          We compared the fair value of the reporting unit to the carrying value of the reporting unit, including goodwill, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and determined that the carrying value, including goodwill, exceeded the fair value of our reporting unit. As a result of this evaluation, we took a charge of approximately $58.4 million for the impairment of goodwill during the three months ended June 30, 2002. The fair value of the reporting unit was determined using a combination of a discounted cash flows method and other accepted valuation methodologies.

          As a result of the valuation, we recorded an impairment charge of approximately $58.4 million during the three months ended June 30, 2002 in accordance with SFAS No. 142. The change in the carrying amount of goodwill for the  nine months ended September 30, 2002 is as follows:

2002

Balance as of January 1, 2002	$58,433,967
Impairment losses	(58,433,967)

Balance as of September 30, 2002	$—

3.       RESTRUCTURING AND IMPAIRMENT OF LONG-LIVED ASSETS

          During the nine months ended September 30, 2002, continued deteriorating conditions in the telecommunications industry have contributed to our inability to secure additional customers and caused purchases by current customers to decline. On June 24, 2002, in response to these conditions, we announced a business restructuring plan designed to decrease our operating expenses. We recorded a restructuring charge of approximately $12.8 million associated with a workforce reduction and the consolidation of excess facilities, resulting in non-cancelable lease costs and write down of certain leasehold improvements.

          As of September 30, 2002, we terminated approximately 200 employees. Charges for the workforce reduction of approximately $6.3 million consisted of primarily severance and extended benefits. The remaining balance of approximately $1.2 million will be paid during the fourth quarter of 2002.

          During the second quarter, we recorded a charge of approximately $6.5 million related to the consolidation of facilities and a net charge of approximately $2.3 million related to the write down of leasehold improvements. The remaining facilities balance of approximately $4.1 million as of September 30, 2002 is related to the net lease expense of non-cancelable leases, which will be paid over the respective lease terms through the year 2007. We do not believe that the restructuring program will have a material impact on revenues. We expect that the actions described above will result in an estimated annual reduction in employee-related expense and cash flows of approximately $20-25 million.

          The following displays the activity and balances of the restructuring reserve account for the nine months ended September 30, 2002:

	Workforce Reduction	Facility Consolidation	Total

Reserve recorded during the nine months ended September 30, 2002	$6,335,388	$6,500,000	$12,835,388
Non-cash reduction	(1,445,696)	(2,250,000)	(3,702,408)
Cash reductions	(3,692,340)	(115,000)	(3,800,628)

Restructuring liability as of September 30, 2002	$1,197,352	$4,135,000	$5,332,352

          We performed an impairment review of our deferred warrant costs during the second quarter of 2002. We previously granted warrants to two customers in conjunction with the execution of customer supply agreements. The fair value of these warrants was capitalized on the measurement date as deferred warrant costs, which were amortized as a pro-rata reduction of revenue as the customers purchased products under the supply agreements. Based on the recent sharp decline in customer spending and the situation in the telecommunications industry in general, we believe that our customers with warrants will purchase less equipment than originally forecasted. As a result, we recorded an impairment charge to deferred warrant cost of approximately $28.8 million. The charge was measured based upon the proportion of the forecasted purchases under the supply agreement expected to not be fulfilled compared to the capitalized cost. In the consolidated statement of operations, the impairment charge is classified as a reduction to revenue under “Non-cash charges related to equity issuances” in accordance with EITF Issue, No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.”

          We also assessed the carrying value of intellectual property acquired from AT&T Corp. on September 1, 2000 and from Astarte Fiber Networks, Inc. on October 10, 2000. Because the estimated undiscounted cash flows relating to these identifiable long-lived assets was less than their carrying value, an impairment charge of approximately $51.7 million was recorded in the second quarter based on discounted cash flows in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The charge is included in “Restructuring and impairment of long-lived assets” within operating expenses in the statement of operations.

4.       RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

          In August 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations and cost associated with the retirement of tangible long-lived assets. We are required to implement SFAS No. 143 for fiscal years beginning after June 15, 2002 and have not yet determined the impact that this statement will have on our results of operations or financial position.

          In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that Statement, and SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds SFAS No. 44, “Accounting of Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provision of SFAS No. 145 related to extinguishment of debt becomes effective for financial statements issued for fiscal years beginning after May 15, 2002. Management does not expect that the adoption of this statement will have any impact on our results of operations and financial position.

          In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and therefore, management does not expect that the adoption of this statement will have any impact on our results of operations and financial position.

5.       NET LOSS PER SHARE

          Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Weighted average common shares outstanding for purposes of computing basic net loss per share excludes the unvested portion of founders stock and restricted stock. For the three months and nine months ended September 30, 2002, 10,680,995 vested shares of restricted stock were treated as treasury stock for the calculation of weighted average common shares outstanding as a result of the accounting for the Management Repurchase Program.  (See Note 10, “Stockholders’ Equity” of the Notes to Condensed Consolidated Financial Statements (Unaudited) below). Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period, if dilutive. Potentially dilutive common shares are composed of the incremental common shares issuable upon the conversion of preferred stock and the exercise of stock options and warrants, using the treasury stock method. Due to our net loss, the effect of potentially dilutive common shares is anti-dilutive; therefore, basic and diluted net loss per share are the same. For the three months ended September 30, 2001 and 2002 and the nine months ended September 30, 2001 and 2002, potentially dilutive shares of 0, 107,533, 2,736,484 and 863,411, respectively, were excluded from the diluted weighted average shares outstanding calculation.

6.       INVENTORIES

          Inventories consist of the following:

	December 31, 2001	September 30, 2002

Raw materials	$20,242,766	$4,579,285
Work-in-process	21,743,663	5,634,764
Finished goods	10,411,694	4,814,469

	$52,398,123	$15,028,518

          We recorded a $16.8 million charge to cost of sales in the quarter ended June 30, 2002. Consistent with the downturn in the markets served by us, we evaluated our inventory levels in light of actual and forecasted revenue. We recorded an additional charge of approximately $6.3 million in the period ended September 30, 2002.  The inventory charges relate to reserves for excess and obsolete inventory that we believe we are carrying as a result of the market conditions. We have a plan to dispose of the obsolete inventory before December 31, 2002. We will continue to monitor our excess reserves and to the extent that inventory that has been reserved as excess is ultimately sold by us, such amounts will be disclosed in the future.

7.       PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

	December 31, 2001	September 30, 2002

Equipment	$46,576,810	$58,050,986
Furniture and fixtures	6,463,144	6,295,731
Acquired software	9,747,235	10,494,160
Leasehold improvements	15,716,203	13,103,748
Construction in progress	6,518,764	8,425

	85,022,156	87,953,050
Less accumulated depreciation and amortization	19,936,754	36,310,349

Property, plant and equipment—Net	$65,085,402	$51,642,701

8.       INTANGIBLE ASSETS

          Intangible assets consist of the following:

	December 31, 2001	September 30, 2002

Licenses	$45,000,000	$1,445,524
Core technology	36,000,000	1,283,837

	81,000,000	2,729,361
Less accumulated amortization	20,800,000	1,161,317

	$60,200,000	$1,568,044

          During the three months ended June 30, 2002, we wrote down net intangible assets by approximately $51.7 million due to the impairment of certain intellectual property. (See Note 3, “Restructuring and Impairment of Long-Lived Assets” of the Notes to Condensed Consolidated Financial Statements (Unaudited) above.)

9.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31, 2001	September 30, 2002

Accrued professional fees	$754,129	$1,003,361
Accrued compensation and related expenses	12,762,549	9,184,757
Accrued taxes	1,175,895	650,158
Deferred revenue	14,549,053	2,341,772
Warranty reserve	8,466,615	4,490,500
Restructuring reserve	—	5,332,352
Other	2,069,176	2,598,294

	$39,777,417	$25,601,194

10.	STOCKHOLDERS’ EQUITY

Stock Option Exchange Offer and Management Repurchase Program

           On August 1, 2002, we commenced an offer to exchange outstanding employee stock options having an exercise price of $2.14 or more per share in return for a combination of share awards for shares of common stock and new stock options to purchase shares of common stock to be granted by us (the “Exchange Offer”). Our directors, executive officers and vice presidents were not eligible to participate in the Exchange Offer. Subject to the terms and conditions of the Exchange Offer, in exchange for eligible options, an option holder who tendered eligible options to us received a share award for shares of common stock equal to one tenth (1/10) of the total number of shares subject to the options tendered by the option holder, and will receive new options to be granted for a number of shares of common stock equal to nine tenths (9/10) of the total number of shares subject to the options tendered by the option holder. Employees who accepted the Exchange Offer with respect to any of their eligible options were required to exchange any option granted to them on or after February 1, 2002.

           The Exchange Offer expired on September 4, 2002. Pursuant to the Exchange Offer, we accepted for exchange options to purchase 13,479,441 shares of common stock, representing approximately 91% of the options that were eligible to be tendered in the Offer. Upon the terms and subject to the conditions of the Exchange Offer, we issued 1,347,962 share awards of common stock on September 5, 2002 and will grant options to purchase an aggregate of approximately 12,131,479 shares of common stock in exchange for these tendered options on or after March 6, 2003. The share awards became 100% vested upon issuance. The new options will vest from the original grant date of the tendered options in accordance with the original vesting schedule of the original option grant. The new options will be granted with an exercise price equal to the fair market value of our common stock on the date of the grant.

           In connection with the Exchange Offer and based on a closing share price of $0.55 as of September 4, 2002, we recorded stock-based compensation expense of approximately $55.6 million in the third quarter of 2002, of which approximately $54.9 million was recorded as deferred compensation expense prior to our initial public offering and the remainder represents the fair market value of the share awards.

           In July 2002, the board of directors also approved changes to our management incentive compensation program, including changes relating to restricted shares of common stock of the company held by 12 employees (consisting of three executive officers, five vice presidents, three other employees and one former vice president) and the recourse notes, collateralized by the restricted shares, that these employees had issued to the company to fund the purchase of their restricted shares. As part of these changes, these employees were to be provided the opportunity to deliver to the company vested and unvested restricted shares to be applied against the notes in specified amounts, the maturity of the remaining balance of the notes was to be extended, other terms of these notes were to be modified, and the company would agree to pay a bonus to those employees who participated in the program in the event a change in control of the company occurred. After the approval of these changes, certain issues arose in the effort to implement the revised arrangements, including in the execution and delivery of implementing documents. During August, the board reviewed these issues and determined that the revisions implemented did not reflect the board’s intentions and the scope of what it had authorized, and that the company should not go forward with the program at that time. Accordingly, as disclosed in our Form 8-K filed on September 3, 2002, the board determined that it should not ratify and approve the implementing documents that had been executed and that the documents and the transactions provided for by them were void and unenforceable against the company, and advised the participating individuals accordingly. The board also determined to consider further what revisions, if any, should be made to our management incentive compensation program to address the concerns that led to the earlier effort, which may include some of the same revisions previously approved or may differ in all respects. Currently, this possibility remains under consideration by the board. The company considers the management incentive compensation program that was in place before the board’s July approval to remain in effect. The employees involved in the matter have not yet taken any action in this regard and, except with respect to the accounting treatment of the notes (as described below), we are unable to assess at this time what effect these developments will have on the company.

           While as a result of the developments described above the restricted shares remain outstanding, the recourse nature of the employee notes has not changed, and the employees involved remain indebted to the company for the principal of and interest accrued on the notes, accounting standards require that the notes now be treated in the company’s financial statements as non-recourse. This change in treatment of the notes from recourse to non-recourse is accounted for as the repurchase of the restricted shares which collateralized the notes, and the issuance of new options to the employees involved to purchase an equal number of shares at the shares’ fair market value on the date of issuance. The repurchase of the 14,623,850 restricted shares was accounted for as a treasury stock transaction resulting in the elimination of the notes receivable related to stockholders’ equity, and a charge of approximately $7.6 million to treasury stock based on the fair value of $0.52 per share of our common stock on July 26, 2002, when the board approved the revisions to the note terms. Stock-based compensation expense of approximately $26.9 was recorded in the period ended September 30, 2002 for the difference between the amount of the principal of and interest accrued on the notes through July 26 of approximately $34.5 million, and the fair market value of the notes of approximately $7.6 million calculated on July 26, 2002, based on the fair market value of the restricted shares that collateralize the notes. This accounting is consistent with EITF Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44.”

30, 2002  for the difference between the principal and interest related to the notes of approximately $34.5 million and the fair market value of the notes of approximately $7.6 million calculated on July 26, 2002.  The accounting is consistent with EITF Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44.”

11.	LEGAL PROCEEDINGS

           In late July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with our October 2000 merger with Astarte Fiber Networks, Inc. Corning alleges that Astarte, and Tellium as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract and breached warranties presented in that contract.  Corning seeks an award of $38 million, plus expenses and interest.  We have filed a response with the American Arbitration Association that Tellium is not a proper party to the dispute.  Similarly, the third party to the Demand has responded to the American Arbitration Association that Tellium is not relevant to the dispute.  The dispute is presently in very early pre-arbitration proceedings.  The parties have tentatively agreed on the selection of arbiters, however the arbiters have not yet been empanelled.  No substantive responses or counter-claims can be made until the arbiters have been empanelled.  We intend to defend vigorously the claims made in any legal proceedings that may result, and pursue any possible counter-claims against Corning, Astarte, and other parties associated with the claims. It is too early in the dispute process to determine the impact, if any, that such dispute will have upon our business, financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

           The following discussion and analysis addresses the financial condition of Tellium and its subsidiaries as of September 30, 2002 compared with December 31, 2001, and our results of operations for the three months and nine months ended September 30, 2002 compared with the same periods last year, respectively. You should read this discussion and analysis along with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report, and in conjunction with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2001.

           Certain statements and information included in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements express our intentions, strategies or predictions for the future. Actual results may differ from our predictions. For more information regarding forward-looking statements, please see “Cautionary Statement Regarding Forward-Looking Statements” below.

Overview

           We design, develop and market high-speed, high-capacity, intelligent optical switching solutions that enable network service providers to quickly and cost-effectively deliver new high-speed services. Our product line consists of several hardware products and related software tools.

           We have purchase contracts with the following three customers: Cable & Wireless Global Networks Limited, Dynegy Connect, L.P., an affiliate of Dynegy Global Communications, and Qwest Communications Corporation. Under the terms of its contract, Cable & Wireless made a commitment to purchase a minimum of $350 million of our products, including the Aurora Optical Switch, the StarNet Wavelength Management System and the StarNet Operating System, by August 7, 2005. Our agreement with Cable & Wireless gives it the right to reduce its minimum purchase commitment from $350 million to $200 million if we do not maintain a technological edge so that there exists in the marketplace superior technology that we have not matched. The agreement also permits Cable & Wireless to terminate the agreement upon breach of a variety of our obligations under the contract. Cable & Wireless has conducted laboratory testing of the Aurora Optical Switch. As of September 30, 2002, Cable & Wireless has not yet made any purchases under this agreement, and we do not anticipate any significant purchases to be made in the near term.

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

           The continued deteriorating conditions in the telecommunications industry have hindered our ability to secure additional customers and have caused current customers’ purchases to decline. As a result, on June 24, 2002, we announced a business restructuring that resulted in a workforce reduction of approximately 200 employees. We recorded a restructuring charge of approximately $12.8 million related to the workforce reduction and the consolidation of facilities in the June 2002 quarter. This restructure included a significant reduction in our efforts to develop the Aurora Optical Switch, which may negatively impact our ability to secure additional revenue from our customers.

           We also completed an assessment of the current carrying value of certain assets on our balance sheet, including goodwill, intangible assets, deferred warrant changes and inventory. Our analysis resulted in a write off of approximately $155.7 million in non-cash charges related to these assets.

           Since our inception, we have incurred significant losses and as of September 30, 2002, we had an accumulated deficit of approximately $723.4 million. Our revenue has decreased dramatically in the second and third quarter of 2002, and we do not anticipate a significant increase in revenue in the foreseeable future. In addition, we have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur net losses for the foreseeable future.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenue

           For the three months ended September 30, 2002, we recognized revenue before non-cash charges related to equity issuances of approximately $1.9 million, which represents a decrease of $38.2 million from revenue before non-cash charges related to equity issuances of approximately $40.1 million for the three months ended September 30, 2001. The decrease is due to unfavorable economic conditions resulting in significantly reduced capital expenditures of our existing customers and a corresponding decrease of purchases of our products. Non-cash charges related to warrant issuances to customers totaled approximately $0.5 million for the three months ended September 30, 2002 compared to approximately $13.9 million for the same period in 2001. The decrease in non-cash charges is due to the decreased spending levels of our customers. We expect to generate revenues from a limited number of customers for the foreseeable future.

Cost of Revenue

           For the three months ended September 30, 2002, our cost of revenue totaled approximately $14.2 million, which represents a decrease of $11.6 million over cost of revenue of approximately $25.8 million for the three months ended September 30, 2001. The decrease was directly related to the corresponding decrease in revenue, resulting in a decrease of material cost by approximately $16.3 million and a decrease of overhead cost by approximately $1.0 million, which were only partly offset by an increase of stock-based compensation expense by approximately $5.7 million. Cost of revenue includes amortization of stock-based compensation of approximately $7.2 million for the three months ended September 30, 2002 and approximately $1.4 million for the three months ended September 30, 2001. Gross (loss) profit was approximately ($12.8) million and approximately $0.4 million for the three months ended September 30, 2002 and 2001, respectively. The $13.4 million decrease in gross profit was the result of decreased revenues in conjunction with a significant decline in capital spending by our customers and increased stock-based compensation charges taken in conjunction with our stock option exchange program for employees during the third quarter of 2002. Our current ability to make reliable forecasts for cost of revenue and gross margins for 2002 is limited.

Research and Development Expense

           For the three months ended September 30, 2002, we incurred research and development expense of approximately $7.8 million, which represents a decrease of $8.9 million from research and development expense of approximately $16.7 million for the three months ended September 30, 2001. The decrease is attributed primarily to a decline in prototype expense and research and development personnel expense, which decreased in total by approximately $8.2 million. We expect that research and development expense will not change significantly in the near term.

Sales and Marketing Expense

           For the three months ended September 30, 2002, we incurred sales and marketing expense of approximately $3.3 million, which represents a decrease of $4.0 million from sales and marketing expense of approximately $7.3 million for the three months ended September 30, 2001. The decrease is primarily due to lower sales and marketing personnel expense as a result of our restructuring and reduced expenses for advertising and promotion. We expect that sales and marketing expense will not change significantly in the near future.

General and Administrative Expense

           For the three months ended September 30, 2002, we incurred general and administrative expense of approximately $7.5 million, which represents an increase of $1.0 million over general and administrative expense of approximately $6.5 million for the three months ended September 30, 2001. The increase was primarily the result of increased professional fees and depreciation. We expect that general and administrative expense will decrease in future periods.

Amortization of Intangible Assets and Goodwill

           For the three months ended September 30, 2002, we incurred amortization expense of approximately $0.1 million, which represents a decrease of $7.8 million from amortization expense of approximately $7.9 million for the three months ended September 30, 2001. These amounts include approximately $0.1 million and $4.1 million of amortization of identifiable intangible assets relating to our acquisition of Astarte Fiber Networks, Inc. and an intellectual property license from AT&T Corp. in 2000, both of which are amortized over an estimated useful life of 5 years. Amortization of goodwill related solely to our acquisition of Astarte in 2000 totaled $0 for the three months ended September 30, 2002, compared to approximately $3.8 million for the three months ended September 30, 2001. The decrease in amortization expense occurred primarily because goodwill was written off and identifiable assets were written down to approximately $1.7 million as a result of an impairment analysis performed by our management during the second quarter of 2002. (See Note 2, “Goodwill,” and Note 3, “Restructuring and Impairment of Long-Lived Assets,” of the Notes to Condensed Consolidated Financial Statements (Unaudited) above.)

Stock-Based Compensation Expense

           For the three months ended September 30, 2002, we recorded stock-based compensation expense of approximately $90.3 million, which represents an increase of $76.2 million from stock-based compensation expense of approximately $14.0 million for the three months ended September 30, 2001. The increase occurred primarily due to the completion of our stock option exchange program for employees on September 4, 2002, which resulted in charges of approximately $55.6 million, of which approximately $54.9 million was recorded as deferred compensation expense prior to our initial public offering, and the remainder represents the fair market value of the share awards. In addition, during the period ended September 30, 2002, we recorded a charge of approximately $26.9 million related to the accounting for proposed changes to our management incentive program, including notes receivables from 12 employees (see Note 10, “Stockholders’ Equity” of the Notes to Condensed Consolidated Financial Statements (Unaudited) above), in accordance with EITF Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44.”

Interest Income, Net

           For the three months ended September 30, 2002, we recorded interest income, net of interest expense, of approximately $0.7 million, which represents a decrease of $1.8 million from interest income, net of interest expense, of approximately $2.5 million for the three months ended September 30, 2001. Net interest income consists of interest earned on our cash and cash equivalent balances, offset by interest expense related to outstanding borrowings. The decrease in our interest income for this period is primarily attributable to lower interest rates for the three months ended September 30, 2002, as compared to the same period in 2001.

Income Taxes

           We recorded no income tax provision or benefit for the three months ended September 30, 2002 and 2001, due to our operating loss position and the uncertainty of our ability to realize our deferred income tax assets, including our net operating loss carry forwards.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenue

For the nine months ended September 30, 2002, we recognized revenue before non-cash charges related to equity issuances of approximately $59.1 million, which represents a decrease of $27.1 million over revenue before non-cash charges related to equity issuances of approximately $86.2 million for the nine months ended September 30, 2001. The decrease is primarily due to unfavorable economic conditions resulting in significantly reduced capital expenditures of our existing customers and a corresponding decrease of purchases of our products in the second and third quarter of 2002. Non-cash charges related to warrant issuances to customers totaled approximately $36.7 million for the nine months ended September 30, 2002, which represented an increase of approximately $11.1 million over revenue before non-cash charges related to equity issuances of approximately $25.6 million for the same period in 2001. The increase in non-cash charges is primarily due to an impairment charge of approximately $28.8 million for deferred warrant cost recorded as a non-cash charge during the nine months ended September 30, 2002 as a result of our assessment that our customers with warrants will purchase less equipment than originally forecasted. For the nine months ended September 30, 2002, we recognized revenue, net of non-cash charges related to equity issues, of approximately $22.4 million, which represents a decrease of $38.2 million from revenue, net of non-cash charges related to equity issues, of approximately $60.6 million for the nine months ended September 30, 2001. We expect to generate revenues from a limited number of customers for the foreseeable future.

Cost of Revenue

           For the nine months ended September 30, 2002, our cost of revenue totaled approximately $71.3 million, which represents an increase of $14.6 million over cost of revenue of approximately $56.7 million for the nine months ended September 30, 2001. The increase was primarily due to impairment charges for excess and obsolete inventory of approximately $16.8 million and an increase in stock-based compensation charges of approximately $5.7 million. These increases were only partly offset by decreased material cost of approximately $9.6 related to the corresponding decrease in revenue during the nine months ended September 30, 2002. Cost of revenue includes amortization of stock-based compensation of approximately $10.1 million for the nine months ended September 30, 2002 and approximately $4.4 million for the nine months ended September 30, 2001. Gross (loss) profit was approximately ($48.9) million and approximately $3.8 million for the nine months ended September 30, 2002 and 2001, respectively. The $52.7 million decrease in gross profit was primarily related to a significant decline in capital spending by our customers in the second and third quarter of 2002 and to impairment charges as a result of a decline in forecasted revenues of existing products. Our current ability to make reliable forecasts for cost of revenue and gross margins for the near term is limited.

Research and Development Expense

           For the nine months ended September 30, 2002, we incurred research and development expense of approximately $35.6 million, which represents a decrease of $13.0 million from research and development expense of approximately $48.6 million for the nine months ended September 30, 2001. The decrease is attributed primarily to a decrease of prototype expense by approximately $5.6 million, and a decrease of research and development personnel expense by approximately $7.1 million. We expect that research and development expense will not change significantly in the near future.

Sales and Marketing Expense

           For the nine months ended September 30, 2002, we incurred sales and marketing expense of approximately $15.0 million, which represents a decrease of $8.5 million from sales and marketing expense of approximately $23.5 million for the nine months ended September 30, 2001. The decrease resulted primarily from a reduction of sales and marketing personnel expense by approximately $4.8 million and a decline of expenses for advertising and promotion by approximately $2.4 million. We expect that sales and marketing expense will not change significantly in the near future.

General and Administrative Expense

           For the nine months ended September 30, 2002, we incurred general and administrative expense of approximately $23.4 million, which represents an increase of $4.7 million over general and administrative expense of approximately $18.7 million for the nine months ended September 30, 2001. The increase was primarily due to an increase of facility expenses by approximately $1.2 million, an increase of professional fees by approximately $1.8 million and an increase of depreciation. We expect that general and administrative expense will decrease in future periods.

Amortization of Intangible Assets and Goodwill

           For the nine months ended September 30, 2002, we incurred amortization expense of approximately $6.9 million, which represents a decrease of $16.9 million from amortization expense of approximately $23.8 million for the nine months ended September 30, 2001. These amounts include approximately $6.9 million and $12.2 million of amortization of identifiable intangible assets relating to our acquisition of Astarte and an intellectual property license from AT&T in 2000, both of which are amortized over an estimated useful life of 5 years. Amortization of goodwill related solely to our acquisition of Astarte in 2000 totaled $0 for the nine months ended September 30, 2002, compared to approximately $11.6 million for the nine months ended September 30, 2001. The decrease in amortization expense occurred primarily because, effective January 1, 2002, we ceased recording additional amortization expense for goodwill related to Astarte in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

Stock-Based Compensation Expense

         For the nine months ended September 30, 2002, we recorded stock-based compensation expense of approximately $117.7 million, which represents an increase of $67.2 million from stock-based compensation expense of approximately $50.5 million for the nine months ended September 30, 2001. The increase occurred primarily due to the completion of our stock option exchange program for employees on September 4, 2002, which resulted in charges of approximately $55.6 million, of which approximately $54.9 million was recorded as deferred compensation expense prior to our initial public offering, and the remainder represents the fair market value of the share awards. In addition, during the third quarter of 2002, we recorded a charge of approximately $26.9 million related to the accounting for proposed changes to our management incentive program, including notes receivables from 12 employees (see Note 10, “Stockholders’ Equity” of the Notes to Condensed Consolidated Financial Statements (Unaudited) above), in accordance with EITF Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44.”

Impairment of Goodwill

           During the nine months ended September 30, 2002, we experienced a decline in capital spending by our customers, reduced our expectations for future growth in revenue and cash flows and our stock price continued to decline significantly. Due to these significant changes, which indicated that goodwill and other assets of the reporting unit might be impaired, we, with the assistance from an independent valuation expert, performed an evaluation of goodwill and other identifiable long-lived assets during the second quarter of 2002.

           We compared the fair value of our reporting unit to the carrying value of the reporting unit, including goodwill, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and determined that the carrying value, including goodwill, exceeded the fair value of our reporting unit. As a result of this evaluation we took a charge of approximately $58.4 million for the impairment of goodwill during the second quarter of 2002, and there was no corresponding expense in the nine months ended September 30, 2001. (See Note 2, “Goodwill” of the Notes to Condensed Consolidated Financial Statements (Unaudited) above).

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

           As of September 30, 2002, approximately 200 employees have been terminated from their employment with us. Charges for the workforce reduction of approximately $6.3 million consisted of primarily severance and extended benefits. The remaining balance of approximately $1.2 million will be paid during the fourth quarter of 2002.

           During the nine months ended September 30, 2002, we recorded a charge of approximately $6.5 million related to the consolidation of facilities and a net charge of approximately $2.3 million related to the write down of leasehold improvements during the second quarter of 2002. The remaining facilities balance of approximately $4.1 million as of June 30, 2002 is related to the net lease expense of non-cancelable leases, which will be paid over the respective lease terms through the year 2007. We do not believe that the restructuring program will have a material impact on revenues. We expect that the actions described above will result in an estimated annual reduction in employee-related expense and cash flows of approximately $20-25 million.

           We performed an impairment review of our deferred warrant costs during the second quarter of 2002. We previously granted warrants to two customers in conjunction with the execution of customer supply agreements. The fair value of these warrants was capitalized on the measurement date as deferred warrant costs, which were amortized as a pro-rata reduction of revenue as the customers purchased products under the supply agreements. Based on the recent sharp decline in customer spending and the situation in the telecommunications industry in general, we believe that our customers with warrants will purchase less equipment than originally forecasted. As a result, we recorded an impairment charge to deferred warrant cost of approximately $28.8 million. The charge was measured based upon the proportion of the forecasted purchases under the supply agreement expected to not be fulfilled compared to the capitalized cost. In the consolidated statement of operations, the impairment charge is classified as a reduction to revenue under “Non-cash charges related to equity issuances” in accordance with EITF Issue, No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.”

           We also assessed the carrying value of intellectual property acquired from AT&T Corp. on September 1, 2000 and from Astarte Fiber Networks, Inc. on October 10, 2000. Because the estimated undiscounted cash flows relating to these identifiable long-lived assets was less than their carrying value, an impairment charge of approximately $51.7 million was recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The charge is included in “Restructuring and impairment of long-lived assets” within operating expenses in the statement of operations.  We continue to assess the effects of the economy and the downturn in the telecommunications industry on our business and the recoverability of our long-term assets.  Additional charges for asset impairment and restructuring may be required, based on management’s determination of the on-going business forecast.

Interest Income, Net

           For the nine months ended September 30, 2002, we recorded interest income, net of interest expense, of approximately $2.7 million, which represents a decrease of $4.7 million from interest income, net of interest expense, of approximately $7.4 million for the nine months ended September 30, 2001. Net interest income consists of interest earned on our cash and cash equivalent balances, offset by interest expense related to outstanding borrowings. The decrease in our interest income for this period is primarily attributable to lower interest rates for the nine months ended September 30, 2002, as compared to the same period in 2001.

Income Taxes

           We recorded no income tax provision or benefit for the nine months ended September 30, 2002 and 2001, due to our operating loss position and the uncertainty of our ability to realize our deferred income tax assets, including our net operating loss carry forwards.

Liquidity and Capital Resources

           We finance our operations primarily through available cash and cash flows from operations. As of September 30, 2002, our cash and cash equivalents totaled approximately $183.2 million and our working capital totaled approximately $165.8 million.

           Cash used in operating activities for the nine months ended September 30, 2002 and 2001 was approximately $24.0 million and approximately $58.3 million, respectively. The decrease in net cash used in operating activities during the first nine months of 2002 reflects primarily net losses of approximately $356.3 million, which were only partly offset by non-cash charges of approximately $308.2 million and further offset by a decrease in receivables and a decrease of inventory. The decrease in net cash used in operating activities from the same period in 2001 was primarily attributable to net losses, a decrease of accounts payable and an increase of inventory, which were only partly offset by an increase of accrued liabilities.

           Cash used in investing activities for the nine months ended September 30, 2002 and 2001 was approximately $5.7 million and approximately $52.2 million, respectively. The decrease in net cash used for investing activities reflects primarily the result of decreased capital requirements in the first nine months of 2002, whereas the same period in 2001 included purchases of property and equipment related to the buildout of our new facilities.

           Cash (used in) or provided by financing activities for the nine months ended September 30, 2002 and 2001 was approximately ($5.8) million and approximately $148.7 million, respectively. Cash used in financing activities during the nine months ended September 30, 2002 was primarily attributable to the repurchase of a warrant to purchase approximately 4.2 million shares of our common stock from a customer for the purchase price of $5.5 million, in order to reduce the number of potentially dilutive shares outstanding. Cash provided by financing activities during the nine months ended September 30, 2001 primarily included net proceeds from our initial public offering on May 17, 2001.

           In November 1999, we entered into a lease line of credit with Comdisco, Inc. that allows us to finance up to $4.0 million of equipment purchases. The line bears an interest rate of 7.5% and expires in November 2002. As of December 31, 2001 and September 30, 2002, we had not drawn any amount under this agreement.  Management does not anticipate extending the line of credit beyond its expiration.

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

Recent Developments

Stock Option Exchange Offer

           On August 1, 2002, we commenced an offer to exchange outstanding employee stock options having an exercise price of $2.14 or more per share in return for a combination of share awards for shares of common stock and new stock options to purchase shares of common stock to be granted by us (the “Exchange Offer”). Our directors, executive officers and vice presidents were not eligible to participate in the Exchange Offer. Subject to the terms and conditions of the Exchange Offer, in exchange for eligible options, an option holder who tendered eligible options to us received a share award for shares of common stock equal to one tenth (1/10) of the total number of shares subject to the options tendered by the option holder, and will receive new options to be granted for a number of shares of common stock equal to nine tenths (9/10) of the total number of shares subject to the options tendered by the option holder. Employees who accepted the Exchange Offer with respect to any of their eligible options were required to exchange any option granted to them on or after February 1, 2002.

           The Exchange Offer expired on September 4, 2002. Pursuant to the Exchange Offer, we accepted for exchange options to purchase 13,479,441 shares of common stock, representing approximately 91% of the options that were eligible to be tendered in the Offer. Upon the terms and subject to the conditions of the Exchange Offer, we issued  1,347,962 share awards of common stock on September 5, 2002  and will grant options to purchase an aggregate of approximately 12,131,479 shares of common stock in exchange for these tendered options on or after March 6, 2003. The share awards became 100% vested upon issuance. The new options will vest from the original grant date of the eligible options in accordance with the original vesting schedule of the original option grant. The new options will be granted with an exercise price equal to the fair market value of our common stock on the date of the grant.

           In connection with the Exchange Offer and based on a closing share price of $0.55 as of September 4, 2002, we recorded stock-based compensation expense of approximately $55.6 million in the third quarter of 2002, of which approximately $54.9 million was recorded as deferred compensation expense prior to our initial public offering, and the remainder represents the fair market value of the share awards.

Management Repurchase Program

          In July 2002, the board of directors also approved changes to our management incentive compensation program, including changes relating to restricted shares of common stock of the company held by 12 employees (consisting of three executive officers, five vice presidents, three other employees and one former vice president) and the recourse notes, collateralized by the restricted shares, that these employees had issued to the company to fund the purchase of their restricted shares. As part of these changes, these employees were to be provided the opportunity to deliver to the company vested and unvested restricted shares to be applied against the notes in specified amounts, the maturity of the remaining balance of the notes was to be extended, other terms of these notes were to be modified, and the company would agree to pay a bonus to those employees who participated in the program in the event a change in control of the company occurred. After the approval of these changes, certain issues arose in the effort to implement the revised arrangements, including in the execution and delivery of implementing documents. During August, the board reviewed these issues and determined that the revisions implemented did not reflect the board’s intentions and the scope of what it had authorized, and that the company should not go forward with the program at that time. Accordingly, as disclosed in our Form 8-K filed on September 3, 2002, the board determined that it should not ratify and approve the implementing documents that had been executed and that the documents and the transactions provided for by them were void and unenforceable against the company, and advised the participating individuals accordingly. The board also determined to consider further what revisions, if any, should be made to our management incentive compensation program to address the concerns that led to the earlier effort, which may include some of the same revisions previously approved or may differ in all respects. Currently, this possibility remains under consideration by the board. The company considers the management incentive compensation program that was in place before the board’s July approval to remain in effect. The employees involved in the matter have not yet taken any action in this regard and, except with respect to the accounting treatment of the notes (as described below), we are unable to assess at this time what effect these developments will have on the company.

          While as a result of the developments described above the restricted shares remain outstanding, the recourse nature of the employee notes has not changed, and the employees involved remain indebted to the company for the principal of and interest accrued on the notes, accounting standards require that the notes now be treated in the company’s financial statements as non-recourse. This change in treatment of the notes from recourse to non-recourse is accounted for as the repurchase of the restricted shares which collateralized the notes, and the issuance of new options to the employees involved to purchase an equal number of shares at the shares’ fair market value on the date of issuance. The repurchase of the 14,623,850 restricted shares was accounted for as a treasury stock transaction resulting in the elimination of the notes receivable related to stockholders’ equity, and a charge of approximately $7.6 million to treasury stock based on the fair value of $0.52 per share of our common stock on July 26, 2002, when the board approved the revisions to the note terms. Stock-based compensation expense of approximately $26.9 was recorded in the period ended September 30, 2002 for the difference between the amount of the principal of and interest accrued on the notes through July 26 of approximately $34.5 million, and the fair market value of the notes of approximately $7.6 million calculated on July 26, 2002, based on the fair market value of the restricted shares that collateralize the notes. This accounting is consistent with EITF Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44.”

The Nasdaq Stock Market

           On August 7, 2002, we received notification from the NASDAQ Stock Market, Inc. that our stock had traded below the $1.00 minimum per share price required for continued listing on the NASDAQ National Market for more than 30 consecutive trading days. On November 13, 2002, we received notification from the NASDAQ Stock Market that our application to transfer from the NASDAQ National Market to the NASDAQ SmallCap Market had been accepted and approved.  Our common stock will be transferred to the NASDAQ SmallCap Market at the opening of business on November 19, 2002, and will continue to trade under the symbol TELM.  By transferring to the NASDAQ SmallCap Market, we may be afforded extended grace periods in which to satisfy the minimum bid price requirement, potentially until August 5, 2003, provided we meet the other applicable listing criteria.  Furthermore, we may be eligible to transfer back to the NASDAQ National Market if our bid price maintains the $1.00 per share requirement for 30 consecutive trading days and we have maintained compliance with all other continued listing requirements on the NASDAQ National Market. We believe that we currently meet, and expect to continue to meet, all of the NASDAQ National Market listing requirements other than the $1.00 minimum bid price.

Legal Proceedings

           In late July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with our October 2000 merger with Astarte Fiber Networks, Inc. Corning alleges that Astarte, and Tellium as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract and breached warranties presented in that contract. Corning seeks an award of $38 million, plus expenses and interest. We have filed a response with the American Arbitration Association that Tellium is not a proper party to the dispute.  Similarly, the third party to the Demand has responded to the American Arbitration Association that Tellium is not relevant to the dispute. The dispute is presently in very early pre-arbitration proceedings.  The parties have tentatively agreed on the selection of arbiters, however the arbiters have not yet been impanelled.  No substantive responses or counter-claims can be made until the arbiters have been impanelled.  We intend to defend vigorously the claims made in any legal proceedings that may result, and pursue any possible counter-claims against Corning, Astarte, and other parties associated with the claims. It is too early in the dispute process to determine the impact, if any, that such dispute will have upon our business, financial condition or results of operations.

Recent Financial Accounting Pronouncements

           In August 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations and cost associated with the retirement of tangible long-lived assets. We are required to implement SFAS No. 143 for fiscal years beginning after June 15, 2002 and have not yet determined the impact that this statement will have on our results of operations or financial position.

           In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that Statement, and SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds SFAS No. 44, “Accounting of Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provision of SFAS No. 145 related to extinguishment of debt becomes effective for financial statements issued for fiscal years beginning after May 15, 2002.  Management does not expect that the adoption of this statement will have any impact on our results of operations and financial position.

           In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and therefore, management does not expect that the adoption of this statement will have any impact on our results of operations and financial position.

Cautionary Statement Regarding Forward-Looking Statements

           Certain statements and information included in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements express our intentions, strategies or predictions for the future. Actual results may differ from our predictions. We consider all statements regarding anticipated or future matters, including without limitation the following, to be forward-looking statements:

•	our intention to consider, adopt and implement revisions to our management incentive program;

•	our ability to vigorously defend any legal claims or pursue any counter-claims in connection with the Corning arbitration;

•	our expected future revenue, liquidity, cash flows, expenses and level of net losses;

•	our expectation that research and development and sales and marketing expenses will not change significantly in the near future;

•	our planned decrease in general and administrative expense;

•

our belief that our restructuring program will not have a material impact on revenues, and our expectation that actions taken in connection with that program will reduce employee-related expense and cash flows by approximately $20-25 million;

•	our expectation that we will continue to meet all of the Nasdaq National Market listing requirements other than the $1.00 minimum bid price; and

•	any statements using forward-looking words, such as “anticipate,” “believe,” “could,” “estimate,” “intend,” “may,” “should,” “will,” “would,” “projects,” “expects,” “plans” or other similar words.

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

Risk Factors

RISKS RELATED TO OUR BUSINESS AND FINANCIAL RESULTS

WE HAVE INCURRED SIGNIFICANT LOSSES TO DATE AND EXPECT TO CONTINUE TO INCUR LOSSES IN THE FUTURE, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

           We have incurred significant losses to date and expect to continue to incur losses in the future. We had net losses of approximately $211.0 million for the year ended December 31, 2001 and approximately $356.3 million for the nine months ended September 30, 2002. As of September 30, 2002, we had an accumulated deficit of approximately $723.4 million. We have significant fixed expenses and expect to continue to incur significant manufacturing, research and development, sales and marketing, administrative and other expenses in connection with the ongoing development of our business. In order to become profitable, we will need to generate and sustain higher revenue. If we do not generate sufficient revenue to achieve or sustain profitability, our stock price will likely decline.

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

           For the year ended December 31, 2001 and the nine months ended September 30, 2002, we have derived revenue from sales under our contract with Dynegy Connect and Qwest. We anticipate that a majority of our revenues for the foreseeable future will be derived from Dynegy Connect and Qwest.

           Although Dynegy Connect has agreed to purchase its full requirements for optical switches from us until November 1, 2003, Dynegy Connect is not contractually obligated to purchase future products or services from us and may discontinue doing so at any time. Dynegy Connect is permitted to terminate the agreement for, among other things, a breach of our material obligations under the contract. We do not expect any significant purchases to be made by Dynegy Connect in the near term.

           Under our agreement with Cable & Wireless, Cable & Wireless has made a commitment to purchase a minimum of $350 million of our optical switches by August 7, 2005. Our agreement with Cable & Wireless gives Cable & Wireless the right to reduce its minimum purchase commitment from $350 million to $200 million if we do not maintain a technological edge so that there exists in the marketplace superior technology that we have not matched. This agreement also permits Cable & Wireless to terminate the agreement upon breach of a variety of our obligations under the contract. As of September 30, 2002, Cable & Wireless has not yet made any purchases under this agreement. We do not expect any significant purchases to be made by Cable & Wireless in the near term.

           Under our agreement with Qwest, Qwest has agreed to purchase approximately $400 million (including prior purchases) of our optical switches over the term of the contract, subject to reaching agreement on price and technical specifications, and on the schedule of development, production and deployment of our Aurora Full-Spectrum switches. Under our agreement, we have also agreed to give Qwest additional flexibility to extend or terminate the remainder of the commitment in a variety of circumstances. We do not expect any significant purchases to be made by Qwest in the near term.

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

IF WE DO NOT ATTRACT NEW CUSTOMERS, OUR REVENUE MAY NOT INCREASE AND MAY DECREASE.

           We are currently very dependent on Dynegy Connect and Qwest. We must expand our customer base in order to succeed. If we are not able to attract new customers who are willing to make significant commitments to purchase our products and services for any reason, including if there is a downturn in their businesses, our business will not grow and our revenue will not increase. Our customer base and revenue will not grow if:

•	customers are unwilling or slow to utilize our products;

•	we experience delays or difficulties in completing the development and introduction of our planned products or product enhancements;

•	our competitors introduce new products that are superior to our products;

•	our products do not perform as expected;

•	we do not meet our customers’ delivery requirements; or

•	our carrier customers continue to cut their capital budgets, and do not invest in next-generation optical networking products.

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

           Our sales cycle is lengthy because a customer’s decision to purchase our products involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. We may incur substantial expenses and devote senior management attention to potential relationships that may never materialize, in which event our investments will largely be lost and we may miss other opportunities. In addition, after we enter into a contract with a customer, the timing of purchases and deployment of our products may vary widely and will depend on a number of factors, many of which are beyond our control, including:

•	specific network deployment plans of the customer;

•	installation skills of the customer;

•	size of the network deployment;

•	complexity of the customer’s network;

•	degree of hardware and software changes required; and

•	new product availability.

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

WE EXPECT THE AVERAGE SELLING PRICES OF OUR PRODUCTS TO DECLINE, WHICH MAY REDUCE REVENUES AND GROSS MARGINS.

           Our industry has experienced a rapid erosion of average product selling prices. Consistent with this general trend, we anticipate that the average selling prices of our products will decline in response to a number of factors, including:

•	competitive pressures;

•	increased sales discounts; and

•	new product introductions by our competitors.

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

           We have recorded deferred compensation expense and have begun to amortize non-cash charges to earnings as a result of options and other equity awards granted to employees and non-employee directors at prices deemed to be below fair market value on the dates of grant. Our future operating results will reflect the continued amortization of those charges over the vesting period of these options and awards. At September 30, 2002, we had recorded deferred compensation expense of approximately $23.7 million, which will be amortized to stock-based compensation expense through 2005.

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

           As of September 30, 2002, the amount of deferred warrant cost remaining in connection with the warrants held by Dynegy Connect and Qwest was approximately $29.1 million.

           All of the non-cash charges referred to above will negatively impact future operating results. It is possible that some investors might consider the impact on operating results to be material, which could result in a decline in the price of our common stock.

ECONOMIC RECESSION OR DOWNTURNS COULD HARM OUR OPERATING RESULTS.

           Our customers may be susceptible to economic slowdowns or recessions and could lead to a decrease in revenue. The terrorist attacks of September 11, 2001 on New York City and Washington, D.C., and the continuing acts and threats of terrorism are having an adverse effect on the U.S. economy and could possibly induce or accelerate the advent of a more severe economic recession. Our government’s political, social, military and economic policies and policy changes as a result of these circumstances could have consequences that we cannot predict, including causing further weakness in the economy. As a result of these events our customers and potential customers have reduced or slowed the rate of their capital expenditures. The long-term impact of these events on our business is uncertain, including on the industry section in which we focus and our customers and prospective customers. Additionally, the amount of debt being held by our carrier customers, and the continued cuts to capital spending, put our customers’ and potential customers’ businesses in jeopardy. Our operating results and financial condition consequently could be materially and adversely affected in ways we cannot foresee.

WE FACE POSSIBLE DELISTING FROM THE NASDAQ NATIONAL MARKET, WHICH WOULD RESULT IN A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK AND MAKE OBTAINING FUTURE EQUITY FINANCING MORE DIFFICULT FOR US.

           On August 7, 2002, we received notification from the Nasdaq Stock Market, Inc. that our stock had traded below the $1.00 minimum per share price required for continued listing on the Nasdaq National Market for more than 30 consecutive trading days. On November 13, 2002, we received notification from the Nasdaq Stock Market that our application to transfer from the Nasdaq National Market to the Nasdaq SmallCap Market had been approved and accepted. Our common stock will be transferred to the Nasdaq SmallCap Market at the opening of business on November 19, 2002, and will continue to trade under the symbol TELM. By transferring to the Nasdaq SmallCap Market, we may be afforded extended grace periods in which to satisfy the minimum bid price requirement of $1.00 per share, potentially until August 5, 2003, provided we meet the other applicable continued listing criteria. Furthermore, we may be eligible to transfer back to the Nasdaq National Market if our bid price maintains the $1.00 per share requirement for 30 consecutive trading days and we have maintained compliance with all other continued listing requirements on the Nasdaq National Market. If we do not meet the continued listing requirements for the Nasdaq SmallCap Market, however, and are not successful in an appeal from any adverse determination, our common stock would be delisted from trading on the Nasdaq SmallCap Market and could trade on the OTC Bulletin Board. The OTC Bulletin Board is a substantially less liquid market than the Nasdaq National Market or SmallCap Market.

           In addition, the delisting of our common stock from either the Nasdaq National or SmallCap Market may have a material adverse effect on us by, among other things, reducing:

•	the market price of our common stock;

•	the number of institutional and other investors that will consider investing in our common stock;

•	the number of market makers in our common stock;

•	the availability of information concerning the trading prices and volume of our common stock;

•	the number of broker-dealers willing to execute trades in shares of our common stock; and

•	our ability to obtain equity financing for the continuation of our operations.

           If delisted, we cannot assure you when, if ever, our common stock would once again be eligible for listing on either the Nasdaq National Market or SmallCap Market.

WE HAVE EXPERIENCED AND EXPECT TO CONTINUE TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE WHICH MAKES AN INVESTMENT IN OUR STOCK MORE RISKY AND LITIGATION MORE LIKELY.

           The market price of our common stock has fluctuated significantly in the past and may fluctuate significantly in the future in response to a number of factors, some of which are beyond our control, including:

•	changes in financial estimates by securities analysts;

•	changes in market valuations of communications and Internet infrastructure-related companies;

•	announcements, by us or our competitors, of new products or of significant acquisitions, strategic partnerships or joint ventures;

•	volume fluctuations, which are particularly common among highly volatile securities of Internet-related companies; and

•	volatility of stock markets, particularly the Nasdaq SmallCap Market on which our common stock is listed.

Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. We are currently not named in securities class action lawsuits. Any future litigation, if instituted, could result in substantial costs and a diversion of management’s attention.

RISKS RELATED TO OUR PRODUCTS

OUR PRODUCTS MAY HAVE ERRORS OR DEFECTS THAT WE FIND ONLY AFTER FULL DEPLOYMENT, OR PROBLEMS MAY ARISE FROM THE USE OF OUR PRODUCTS IN CONJUNCTION WITH OTHER VENDORS’ PRODUCTS, WHICH COULD, AMONG OTHER THINGS, MAKE US LOSE CUSTOMERS AND REVENUES.

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

           If we are unable to fix any defects or errors or other problems arise, we could:

•	lose revenues;

•	lose existing customers;

•	fail to attract new customers and achieve market acceptance;

•	divert development resources;

•	increase service and repair, warranty and insurance costs; and

•	be subjected to legal actions for damages by our customers.

IF OUR PRODUCTS DO NOT OPERATE WITHIN OUR CUSTOMERS’ NETWORKS, INSTALLATIONS WILL BE DELAYED OR CANCELLED, REDUCING OUR REVENUES, OR WE MAY HAVE TO MODIFY SOME OF OUR PRODUCT DESIGNS. PRODUCT MODIFICATIONS COULD INCREASE OUR EXPENSES AND REDUCE THE PROFIT MARGINS ON OUR PRODUCTS.

           Our customers require that our products be designed to operate within their existing networks, each of which may have different specifications. Our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. If our products do not operate within our customers’ networks, installations could be delayed and orders for our products could be cancelled, causing our revenues to decline. The requirement that we modify product designs in order to achieve a sale may result in a longer sales cycle, increased research and development expense and reduced margins on our products.

IF OUR PRODUCTS DO NOT MEET INDUSTRY STANDARDS THAT MAY EMERGE, OR IF SOME INDUSTRY STANDARDS ARE NOT ULTIMATELY ADOPTED, WE WILL NOT GAIN MARKET ACCEPTANCE AND OUR REVENUES WILL NOT GROW.

           Our success depends, in part, on both the adoption of industry standards for new technologies in our market and our products’ compliance with industry standards. To date, no industry standards have been adopted related to some functions of our products. The absence of industry standards may prevent market acceptance of our products if potential customers delay purchases of new equipment until standards are adopted. In addition, in developing our products, we have made, and will continue to make, assumptions about the industry standards that may be adopted by our competitors and existing and potential customers. If the standards adopted are different from those, which we have chosen to support, customers may not choose our products, and our sales and related revenues will be significantly reduced.

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

           If we do not compete successfully in the intensely competitive market for public telecommunications network equipment, we may lose any advantage that we might have by being the first to market with an optical switch prior to achieving significant market penetration. In addition to losing any competitive advantage, we may also:

•	not be able to obtain or retain customers;

•	experience price reductions for our products;

•	experience order cancellations;

•	experience increased expenses; and

•	experience reduced gross margins.

Many of our competitors, in comparison to us, have:

•	longer operating histories;

•	greater name recognition;

•	larger customer bases; and

•	significantly greater financial, technical, sales, marketing, manufacturing and other resources.

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

           Our customers require some product features and capabilities that our current products do not have. If we fail to develop or enhance our products or to offer services that satisfy evolving customer demands, we will not be able to satisfy our existing customers’ requirements or increase demand for our products. If this happens, we will lose customers and breach our existing contracts with our customers, our operating results will be negatively impacted and the price of our stock could decline.

IF WE DO NOT EXPAND OUR SALES, MARKETING AND DISTRIBUTION CHANNELS, WE MAY BE UNABLE TO INCREASE MARKET AWARENESS AND SALES OF OUR PRODUCTS, WHICH MAY PREVENT US FROM INCREASING OUR SALES AND ACHIEVING AND MAINTAINING PROFITABILITY.

           Our products require a sophisticated sales and marketing effort targeted towards a limited number of key individuals within our current and prospective customers’ organizations. Our success will depend, in part, on our ability to develop and manage these relationships. We currently use our direct sales force and plan to develop a distribution channel outside of the United States, using both direct and indirect sales. Competition for these resources is intense because there is a limited number of people available with the necessary technical skills and understanding of the optical switching market. We believe that our success will depend on our ability to establish successful relationships with various distribution partners. If we are unable to expand our sales, marketing and distribution operations, we may not be able to effectively market and sell our products, which may prevent us from increasing our sales and achieving and maintaining profitability.

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

IF WE LOSE KEY PERSONNEL, WE MAY BE UNABLE TO COMPETE OR GROW OUR BUSINESS.

           Our future success depends to a significant degree on the skills and efforts of Harry J. Carr, our Chief Executive Officer and Chairman of the Board, Krishna Bala, our Chief Technology Officer, and other key executive officers and members of our senior management. These employees have critical industry experience and relationships that we rely on to implement our business plan. We currently do not have “key person” life insurance policies covering any of our employees. If we lose the services of Mr. Carr, Dr. Bala or one or more of our other key executive officers and senior management members, we may not be able to grow our business as we expect, and our ability to compete could be harmed, causing our stock price to decline.

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

WE DO NOT HAVE SIGNIFICANT EXPERIENCE IN INTERNATIONAL MARKETS AND MAY HAVE UNEXPECTED COSTS AND DIFFICULTIES IN DEVELOPING INTERNATIONAL REVENUES.

           We are expanding the marketing and sales of our products internationally. This expansion will require significant management attention and financial resources to successfully develop international sales and support channels. We will face risks and challenges that we do not have to address in our U.S. operations, including:

•	currency fluctuations and exchange control regulations;

•	changes in regulatory requirements in international markets;

•	expenses associated with developing and customizing our products for foreign countries;

•	reduced protection for intellectual property rights; and

•	compliance with international technical and regulatory standards that differ from domestic standards.

If we do not successfully overcome these risks and challenges, our international business will not achieve the revenue or profits that we expect.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO FUND OUR EXISTING AND FUTURE OPERATIONS.

           At September 30, 2002, we had approximately $183.2 million in cash and cash equivalents. We believe that our available cash, our line of credit facilities and cash anticipated to be available from future operations, will enable us to meet our working capital requirements for the next 12 months. The development and marketing of new products, however, and the global development of our direct sales operation and associated customer support organization will require a significant commitment of resources. As a result, we may need to raise substantial additional capital. We may not be able to obtain additional capital at all, or upon acceptable terms. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of our planned product development and marketing and sales efforts. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of additional securities could result in dilution to our existing stockholders. If additional funds are raised through the issuance of debt securities, their terms could impose additional restrictions on our operations.

IF WE MAKE ACQUISITIONS, OUR STOCKHOLDERS COULD BE DILUTED AND WE COULD ASSUME ADDITIONAL CONTINGENT LIABILITIES. IN ADDITION, IF WE FAIL TO SUCCESSFULLY INTEGRATE OR MANAGE THE ACQUISITIONS WE MAKE, OUR BUSINESS WOULD BE DISRUPTED AND WE COULD LOSE SALES.

           We may consider investments in complementary businesses, products or technologies. In the event of any future acquisitions, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt that will give rise to interest charges and may impose material restrictions on the manner in which we operate our business;

•	assume liabilities;

•	incur amortization expenses related intangible assets; or

•	incur large and immediate write-offs.

WE ALSO FACE NUMEROUS RISKS, INCLUDING THE FOLLOWING, IN OPERATING AND INTEGRATING ANY ACQUIRED BUSINESS:

•	problems combining the acquired operations, technologies or products;

•	diversion of management’s time and attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of acquired companies.

           We may not be able to successfully integrate businesses, products, technologies or personnel that we might acquire in the future. If we fail to do so, we could experience lost sales or disruptions to our business.

THE COMMUNICATIONS INDUSTRY IS SUBJECT TO GOVERNMENT REGULATIONS. THESE REGULATIONS COULD NEGATIVELY AFFECT OUR GROWTH AND REDUCE OUR REVENUES.

           Our products and our customers’ products are subject to Federal Communications Commission rules and regulations. Current and future Federal Communications Commission rules and regulations affecting communications services or our customers’ businesses or products could negatively affect our business. In addition, international regulatory standards could impair our ability to develop products for international service providers in the future. We may not obtain or maintain all of the regulatory approvals that may, in the future, be required to operate our business. Our inability to obtain these approvals, as well as any delays caused by our compliance and our customers’ compliance with regulatory requirements could result in postponements or cancellations of our product orders, which would significantly reduce our revenues.

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

           Our industry has previously experienced shortages of optical components and may again in the future. For some of these components, there previously were long waiting periods between placement of an order and receipt of the components. If such shortages should reoccur, component suppliers could impose allocations that limit the number of components they supply to a given customer in a specified time period. These suppliers could choose to increase allocations to larger, more established companies, which could reduce our allocations and harm our ability to manufacture our products. If we are not able to manufacture and ship our products on a timely basis, we could lose revenue, our reputation could be harmed and customers may find our competitors’ products more attractive.

ANY DISRUPTION IN OUR MANUFACTURING RELATIONSHIPS MAY CAUSE US TO FAIL TO MEET OUR CUSTOMERS’ DEMANDS, DAMAGE OUR CUSTOMER RELATIONSHIPS AND CAUSE US TO LOSE REVENUE.

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

WE PURCHASE SEVERAL OF OUR KEY COMPONENTS FROM SINGLE OR LIMITED SOURCES. IF WE ARE UNABLE TO OBTAIN THESE COMPONENTS ON A TIMELY BASIS, WE WILL NOT BE ABLE TO MEET OUR CUSTOMERS’ PRODUCT DELIVERY REQUIREMENTS, WHICH COULD HARM OUR REPUTATION AND DECREASE OUR SALES.

           We purchase several key components from single or, in some cases, limited sources. We do not have long-term supply contracts for these components. If any of our sole or limited source suppliers experience capacity constraints, work stoppages or any other reduction or disruption in output, they may not be able or may choose not to meet our delivery schedules. Also, our suppliers may:

•	enter into exclusive arrangements with our competitors;

•	be acquired by our competitors;

•	stop selling their products or components to us at commercially reasonable prices;

•	refuse to sell their products or components to us at any price; or

•	be unable to obtain or have difficulty obtaining components for their products from their suppliers.

           If supply for these key components is disrupted, we may be unable to manufacture and deliver our products to our customers on a timely basis, which could result in lost or delayed revenue, harm to our reputation, increased manufacturing costs and exposure to claims by our customers. Even if alternate suppliers are available to us, we may have difficulty identifying them in a timely manner, we may incur significant additional expense and we may experience difficulties or delays in manufacturing our products. Any failure to meet our customers’ delivery requirements could harm our reputation and decrease our sales.

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

           In late July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with our October 2000 merger with Astarte Fiber Networks, Inc. Corning alleges that Astarte, and Tellium as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract and breached warranties presented in that contract. Corning seeks an award of $38 million, plus expenses and interest. We have filed a response with the American Arbitration Association that Tellium is not a proper party to the dispute. Similarly, the third party to the Demand has responded to the American Arbitration Association that Tellium is not relevant to the dispute.  An adverse outcome in the Corning arbitration could render a portion of our intellectual property less valuable, and also diminish our right to protect this intellectual property. An adverse outcome in the Corning arbitration could therefore have a material adverse impact on our business, financial condition or results of operations.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4.	Controls and Procedures.

           During the 90-day period prior to the filing date of this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

         There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In late July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with our October 2000 merger with Astarte Fiber Networks, Inc. Corning alleges that Astarte, and Tellium as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract and breached warranties presented in that contract. Corning seeks an award of $38 million, plus expenses and interest. We have filed a response with the American Arbitration Association that Tellium is not a proper party to the dispute.  Similarly, the third party to the Demand has responded to the American Arbitration Association that Tellium is not relevant to the dispute. The dispute is presently in very early pre-arbitration proceedings.  The parties have tentatively agreed on the selection of arbiters, however the arbiters have not yet been empanelled.  No substantive responses or counter-claims can be made until the arbiters have been empanelled.  We intend to defend vigorously the claims made in any legal proceedings that may result, and pursue any possible counter-claims against Corning, Astarte, and other parties associated with the claims. It is too early in the dispute process to determine the impact, if any, that such dispute will have upon our business, financial condition or results of operations.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit	Description

3.1*	Amended and Restated Certificate of Incorporation of Tellium, Inc.

3.2*	Amended and Restated Bylaws of Tellium, Inc.

4.1*	Specimen common stock certificates

4.2*	Amended and Restated Stockholders’ Agreement dated as of September 19, 2000 by and among Tellium, Inc. and certain stockholders of Tellium, Inc.

4.3*	Supplemental Stockholders’ Agreement dated as of August 29, 2000 by and among Tellium, Inc. and certain former stockholders of Astarte Fiber Networks, Inc.

4.4*	Form of Supplemental Stockholders Agreement dated as of September 18, 2000 by and among Tellium, Inc. and Qwest Investment Company (fka U.S. Telesource, Inc.)

4.5*	Form of Supplemental Stockholders Agreement dated as of September 18, 2000 by and among Tellium, Inc. and the Holders listed therein

4.6*	Form of Supplemental Stockholders’ Agreement dated March 21, 2001 by and among Tellium, Inc. and the parties listed therein

4.7*	Supplemental Stockholders’ Agreement dated April 10, 2001 by and between Tellium, Inc. and Qwest Investment Company (fka U.S. Telesource, Inc.)

10.1*	Amended and Restated Securities Purchase Agreement dated as of February 10, 1999, among Tellium, Inc. and the purchasers named therein

10.2*

Stock Purchase Agreement dated as of February 11, 1999 by and among Tellium, Inc., Cisco Systems, Inc. and other investors, as amended pursuant to Amendment No. 1 dated May 5, 1999 to the Stock Purchase Agreement

10.3*	Stock Purchase Agreement dated as of December 2, 1999 by and among Tellium, Inc. and certain investors, as amended pursuant to Amendment No. 1 dated January 14, 2000 to the Stock Purchase Agreement

10.4+*	Purchase Agreement dated as of September 21, 1999 between Tellium, Inc. and Extant, Inc.

10.5*	Agreement and Plan of Merger dated as of August 29, 2000 by and among Tellium, Inc., Astarte Acquisition Corporation, Astarte Fiber Networks, Inc., AFN LLC and Aron B. Katz

10.6*	Stock Purchase Agreement dated September 1, 2000 by and between Tellium, Inc. and AT&T Corp.

10.7*	Stock Purchase Agreement dated as of September 19, 2000 by and among Tellium, Inc. and certain investors

10.8+*	Restated and Amended Intellectual Property Agreement dated December 30, 1998 between Bell Communications Research Inc. and Tellium, Inc.

10.9+*	Warrant to Purchase Common Stock granted to Extant, Inc. dated September 21, 1999, and Side Letter to Annex I to the Warrant dated December, 1999

10.10+*	Amendment to Warrant to Purchase Common Stock dated as of September 21, 1999 between Tellium, Inc. and Dynegy Global Communications, Inc. (as successor to Extant, Inc.), made as of November 2, 2000

10.11+*	Amendment to Purchase Agreement dated as of September 21, 1999 between Tellium, Inc. and Extant, Inc., made as of November 6, 2000

10.12+*	Contract Manufacturing Agreement dated as of August 1, 2000 between Tellium, Inc. and Solectron Corporation

10.13+*	Agreement dated as of August 7, 2000 between Tellium, Inc. and Cable & Wireless Global Networks Limited

10.14*	Patent License Agreement dated September 1, 2000 by and between Tellium, Inc. and AT&T Corp.

10.15+*	“A” Warrants to Purchase Common Stock granted to Qwest Investment Company (fka U.S. Telesource, Inc.), dated as of September 18, 2000

10.16*	Business Loan Agreement dated June 1, 2000 by and among Tellium, Inc. and Commerce Bank/Shore N.A.

10.17*	Executive Employment Agreement dated as of December 31, 1999 between Tellium, Inc. and Harry J. Carr

10.18*	Restricted Stock Agreement (Time Vested Shares) dated as of April 4, 2000 by and between Tellium, Inc. and Harry J. Carr

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

10.25+

Amended and Restated Procurement Agreement dated December 14, 2001 between Tellium, Inc. and Qwest Communications Corporation (Incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 20, 2001)

10.26**	Retirement and Separation Agreement and Release dated as of December 21, 2001 between Richard W. Barcus and Tellium, Inc.

10.27***	Tellium 2002 Employee Stock Purchase Plan

10.28****	Tellium, Inc. Amended and Restated Special 2001 Stock Incentive Plan

10.29****	Form of Non-Competition Agreement

10.30****	Form of Non-Competition Agreement between Tellium, Inc. and Harry J. Carr, dated as of June 19, 2002

10.31****	Form of Amendment No.1 to Purchase Money Promissory Note

10.32****	Assignment of Warrants dated as of June 26, 2002 between Dynegy Connect, L.P. and Tellium, Inc.

10.33****	Rider dated July 30, 2001 to the Business Loan Agreement between Tellium, Inc. and Commerce Bank/Shore N.A. dated June 1, 2000

16.1**	Letter re: change in certifying accountant

21.1**	Subsidiaries of Tellium, Inc.

*	Incorporated by reference from the Registration Statement filed on Form S-1, Registration No. 333-46362.
**	Incorporated by reference from the Annual Report filed on Form 10-K, for the fiscal year ended December 31, 2001.
***	Incorporated by reference from the Registration Statement filed on Form S-8, filed with the Securities and Exchange Commission on May 21, 2002.
****	Incorporated by reference from the Quarterly Report filed on Form 10-Q, for the period ended June 30, 2002.
+	Subject to a confidential treatment request.

(b) Reports on Form 8-K.

On July 3, 2002, we filed a report on Form 8-K announcing our preliminary financial results for the quarter ended June 30, 2002.

On July 30, 2002, we filed a report on Form 8-K announcing our financial results for the quarter ended June 30, 2002.

On August 15, 2002, we filed a report on Form 8-K announcing the certifications by our Chief Executive Officer and Chief Financial Officer, to our Quarterly Report on Form 10-Q for the period ended June 30, 2002, pursuant to 18 U.S.C. ss. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

On September 3, 2002, we filed a report on Form 8-K announcing an amendment, filed with the SEC on August 28, 2002, to our Offer to Exchange.

On October 25, 2002, we filed a report on Form 8-K announcing a correction to the Independent Auditors’ Report filed with our Quarterly Report on Form 10-Q for the period ended June 30, 2002, to correct the city and state of location of the business offices of our independent auditors.

SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLIUM, INC
Dated:	November 14, 2002	/s/ HARRY J. CARR

Harry J. Carr Chairman of the Board and Chief Executive Officer

Dated:	November 14, 2002	/s/ MICHAEL J. LOSCH

Michael J. Losch Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Harry J. Carr, Chief Executive Officer of Tellium, Inc., hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tellium, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002

/s/ HARRY J. CARR

Harry J. Carr Chief Executive Officer

I, Michael J. Losch, Chief Financial Officer of Tellium, Inc., hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tellium, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002

/s/ MICHAEL J. LOSCH

Michael J. Losch Chief Financial Officer