Form 10-K
period 2002-12-31
TELLIUM INC
filed 2003-03-31
CIK 1101680

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-32743

TELLIUM, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3509099
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 Crescent Place

Oceanport, New Jersey 07757-0901

(Address of principal executive offices, zip code)

(732) 923-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:

Common Stock, Par Value $.001

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K.  ☐

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant on June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $74,447,076 based on the last reported sales price of the registrant’s common stock on the Nasdaq Stock Market on that date.

For purposes of this computation, shares held by certain stockholders and by directors and executive officers of the registrant have been excluded. Such exclusion of shares held by such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of December 31, 2002, there were 114,044,447 shares outstanding of the registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from registrant’s definitive proxy statement, which will be furnished to stockholders in connection with the Annual Meeting of Stockholders of the registrant.

FORWARD-LOOKING STATEMENTS

Disclosure Regarding Forward-Looking Statements

Certain matters discussed in this Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, forecasts, and assumptions. These forward-looking statements involve known and unknown risks and uncertainties that may cause actual results to be materially different from the results expressed or implied by the forward-looking statements. The forward-looking statements in this Form 10-K are only made as of the date of this report, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances. We consider all statements regarding anticipated or future matters, including any statements using forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “intend”, “may”, “should”, “will”, “would”, “projects”, “expects”, “plans”, or other similar words, to be forward-looking statements. Other factors which could materially affect such forward-looking statements or which cause our actual results to differ from estimates or projections contained in the forward-looking statements can be found under the heading “Risk Factors” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Form 10-K. Shareholders, potential investors, and other readers are urged to consider these factors, among others, carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements.

PART I

ITEM 1.    BUSINESS

Overview

We design, develop, and market high-speed, high-capacity, intelligent optical switching solutions that enable network service providers to quickly and cost-effectively deliver new high-speed services. Intelligent optical switches are products that are installed in telecommunications networks to manage the flow of optical signals, which are beams of light transmitted over fiber optic cables.

Our products include highly reliable hardware, standards-based operating software, and integrated network planning, and network management tools designed to deliver intelligent optical switching for public telecommunications networks. They are specifically designed to manage very high-speed optical signals and can be easily expanded, enabling service providers to grow and manage their networks quickly and efficiently to keep pace with dynamic requirements of data services. We have designed our products to be cost-effective for service providers when they are expanding and enhancing the capabilities of their existing networks or building out new ones. Our optical switches operate with existing optical networking equipment to support the transition from older networks to advanced, intelligent optical networks without service disruption. This capability protects service providers’ prior investment in fiber optics and transmission equipment. Our optical switches are easily upgraded, providing our customers with the ability to adopt new technologies and features without the need to replace our equipment.

While the growth of the Internet and the global deregulation of telecommunications services continue to drive an increase in data traffic, the continued deteriorating conditions in the telecommunications industry have hindered our ability to secure additional customers and caused current customers’ purchases to decline. We expect that these conditions will continue for the near-term. As a result, we have restructured our business twice in the past 12 months—on June 24, 2002 and on January 9, 2003. These two restructurings resulted in a reduction in our work force of about 330 employees, in addition to normal attrition. We started 2002 with 544 employees and ended 2002 with 313 employees. As of March 31, 2003, we expect to have approximately 184 employees. While the reduction of employees has affected all areas of our business operations, we expect that the restructurings will better align ongoing operating costs with industry conditions.

We were incorporated in Delaware on April 21, 1997 as MWD, Inc. and began business operations on May 8, 1997. We changed our name to Tellium, Inc. on June 3, 1997. Our corporate headquarters is located at 2 Crescent Place, Oceanport, New Jersey 07757-0901, and our telephone number is (732) 923-4100.

Company Web Site and Information

Our World Wide Web site address is www.tellium.com. Information contained in our Web site is not incorporated by reference into this report, and you should not consider information contained in our Web site as part of this report.

The Web site contains information about us and our operations. Copies of each of our filings with the Securities and Exchange Commission on Form 10-K, Form 10-Q, and Form 8-K and all amendments to those reports can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC by accessing www.tellium.com and clicking on Investor Relations and then clicking on SEC Filings.

Any of our reports on Form 10-K, Form 10-Q, and Form 8-K and all amendments to those reports can also be obtained in print by any shareholder who requests them from our Investor Relations Department:

Investors Relations

Tellium, Inc.

2 Crescent Place

Oceanport, New Jersey 07757-0901

(732) 483-3112

jcollins@tellium.com

Industry Background

Capital Constraints Slow Growth

The global adoption of the Internet and the World Wide Web continues to increase data traffic in the world’s public telecommunications networks. Consumers and businesses are increasingly using the Internet for applications such as electronic mail, electronic commerce, and other voice, video and data services. This growth is expected to increase the demand for capacity, or bandwidth, at all levels of public networks. The ability to create and offer new services quickly and cost-effectively is an important competitive advantage among service providers. However, deployment of new networks and upgrades to existing networks have slowed significantly because of capital spending constraints on major carriers, particularly for new technologies. Competition has also reduced prices for service offerings thus decreasing margins, and forcing service providers to look for news ways to increase operating efficiencies.

Today’s Optical Network

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

Dense wave division multiplexing is an optical transport technology that dramatically multiplies the amount of traffic that can be carried over a fiber optic network by dividing each beam of light into multiple, discrete beams of light, referred to as channels. Service providers have widely deployed dense wave division multiplexing technology to increase capacity within their long-distance networks. However, as hundreds of channels are added across the network, complexities and inefficiencies increase. Dense wave division multiplexing equipment alone is incapable of performing key functions that SONET/SDH equipment performs, such as performance monitoring, identification of faults, and restoration of service, that ensure reliable network operations. For this reason, service providers have typically deployed both SONET/SDH and dense wave division multiplexing equipment in their optical networks.

Reduction of Capital and Operating Expenses is Paramount

Carriers are under pressure to reduce their capital and operating expenses while increasing their service offerings. They are under intense pressure to hold or decrease their annual expenses in order to improve their overall business model.

Limitations of Existing Optical Networks

Many aspects of today’s network designs limit service providers’ ability to cost effectively expand their networks and efficiently meet increasing capacity and service demands. The following are key limitations of the existing networks:

•	SONET/SDH systems were designed to support voice traffic. SONET/SDH systems combine multiple dedicated voice channels into higher-speed channels. While this approach provides quality delivery of traditional voice traffic, SONET/SDH standards are very inefficient for unpredictable and dynamic data traffic that does not fit neatly into channels. Moreover, the multiple signals are broken down and recombined at every network intersection, negatively impacting performance of the network. Data traffic exhibits enormous peaks in demand that SONET/SDH standards cannot support in an efficient manner at reasonable cost.

•	Current networks use a ring design. SONET/SDH equipment is typically set up in what is called a ring to connect several intersections in a network. Optical paths are linked in rings so that in the event of a single fiber cut or single equipment failure between two points on the ring, the signal can be immediately directed through another path, called the protection path of the ring. However, there are several disadvantages to ring networks. The delivery of high-speed services across many of these network intersections takes months to test and deploy due to the amount and complexity of the equipment that must be connected to the rings. In addition, for every service path in a ring a duplicated path for protection is reserved, which forces half of the overall capacity of the network to be dedicated to protection capacity that is rarely used.

•	Current network upgrades are difficult and expensive. All of the SONET/SDH equipment operating in the same part of the network must transmit and receive data at the same speed. Therefore, if a service provider needs to increase the speed in one part of the network, the service provider must replace every part of the network with new, costly, higher-speed equipment in order for the upgrade to be effective. This process can take months of intense planning and deployment, slowing a service provider’s ability to respond to substantial or unplanned increases in the demand for higher capacity. As each new dense wave division multiplexing channel is put into service, it must be permanently connected to the existing network, a time and labor-intensive process. As end users’ data demands change and grow, these permanent connections limit service providers’ abilities to change their network quickly in response to service requests. Service providers therefore must route new services across their networks in inefficient ways, using more equipment and connections and creating more points of failure in order to achieve the desired connection.

•	Current networks are difficult to set up. Current networks contain large numbers of individual pieces of equipment, each of which must be separately set up, connected and reconnected in response to each new customer order. This complex process is referred to as provisioning. These efforts require technicians to visit multiple locations in the network to reconnect paths and install hardware and software, a process that often requires hundreds of separate tasks. This process can take months and requires the efforts of a large, highly skilled workforce equipped with specialized tools and knowledge.

•	SONET/SDH equipment currently requires substantial central office space and power. Service providers’ central office facilities are increasingly crowded with many types of equipment that must be connected to the network. In addition, deregulation has forced service providers to share their facilities with competitors. As a result, space for equipment has become scarce and expensive. SONET/SDH equipment occupies a large amount of space, which limits capacity for network expansion. The increase in amount of equipment has also resulted in additional power consumption, cooling requirements and other related overhead costs.

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

Service Provider Requirements for the New Optical Network

To overcome existing network limitations, service providers need a way to build a new network that is designed for data traffic rather than traditional voice traffic without disrupting current voice and data services. The network must support the ability to deliver optical services, anywhere, at any time, for any customer. In addition, emerging service providers need a network that allows them to grow quickly with lower capital costs and reliable, modular equipment that reduces their operating expenses while increasing their revenue opportunities. Specifically, the new optical network must:

•	Reduce operational and maintenance costs. The new network must have operational and maintenance costs that are substantially lower than the current network incurs with respect to personnel, space occupied, power consumption and cooling requirements. The new network also must limit the number of times personnel need to be dispatched to other locations by providing the capability to easily and automatically make changes in support of service delivery, maintenance and administration.

•	Reduce capital costs. The new network must allow service providers to reduce the amount of equipment required to deploy and expand the network, allowing service providers to reallocate capital for new services and additional capacity.

•	Rapidly provision and restore optical services. The new network must allow service providers to provision and restore optical services to end-users quickly, while significantly reducing manual labor-intensive activities.

•	Enable the development of new optical services. As competition among service providers increases, the new network must be flexible enough to allow service providers to differentiate themselves and increase revenues by providing their customers with new value-added services.

•	Provide for easy upgrades. The new network must be easy to upgrade in order to accommodate emerging technologies and enable future services. Today’s networks are generally rigid in design, with limited ability to implement breakthrough technologies such as optical switching. Service providers typically seek a network that is upgradeable without major disruption to the design and layout of the network. This approach extends the life of the products, reduces capital replacement costs, and simplifies the introduction of new technologies.

•	Deploy proven, reliable products. Given the many pressures that service providers face, they do not want to risk their networks by deploying unproven products. They seek products that have been thoroughly tested and verified through previous deployments and comprehensive testing and evaluation.

The Tellium Solution

We design, develop, and market high-speed, high-capacity, intelligent optical switching solutions that enable network service providers to quickly and cost-effectively deliver new high-speed services. Our current products are designed specifically to manage very high-speed optical signals in high-capacity communications networks. Service providers who do not deploy high-capacity networks or do not need high-capacity optical switching are unlikely to use our current optical switching products. Our technology team has pioneered many innovations in optical network engineering and has a strong heritage in the telecommunications industry. Our optical switches provide the following key benefits to service providers:

•	Improved network design. Our optical switches are designed to enable service providers to reduce their costs by deploying a network that is more efficient than legacy SONET/SDH rings. One approach to this, employed by us, is the use of shared mesh restoration. In this approach, each network junction is connected to any number of other network junctions, allowing for multiple paths through the network. With this design, shared mesh networks are more efficient in their utilization of equipment, while still achieving the important goal of rapidly restoring service after a network failure. Shared mesh, using our Aurora Optical Switch™, also provides the added benefit of simplifying operations, administration, maintenance and provisioning of optical networks.

•	Simplified delivery of new services. Our optical switches help service providers create flexible optical networks, enabling reliable, fast, cost-effective delivery of new and existing optical data services. Our optical switches enable a new generation of data networking equipment to deliver data directly to the optical network and bypass costly legacy SONET/SDH equipment. Service providers can combine their existing equipment with our optical switches to deliver data services with improved expandability, flexibility, and survivability.

•	Fast provisioning of new services. Our optical switches are designed to allow service providers to provision services across their networks in a matter of minutes, replacing a process, which can often take up to several months. Our advanced administration and management software allows service providers to provision their networks from a central management workstation in anticipation of changing end-user needs, eliminating the requirement to dispatch personnel to remote locations. As a result, re-routing traffic around network bottlenecks or failure points becomes easier, allowing service providers to offer their customers on-demand service delivery and fast recovery from network failures. More efficient and rapid network provisioning can lead to direct cost savings and revenue opportunities for our customers. In a highly competitive industry, our customers are able to differentiate themselves from their competitors by offering faster, more reliable services with increased flexibility.

•	Easy network expansion. Our optical switches are designed to help service providers expand their networks rapidly, enabling new revenue-generating services that meet their customers’ needs. Our products convert the optical network from a system requiring manual changes to a dynamic system in which it is easy to add or change components. Our Aurora Optical Switch, for example, offers the same or greater capacity than other systems on the market, in a physical configuration that is smaller, consumes less power and has a lower cost per connection.

•	Cost-effectiveness. Our optical switches are designed to enable service providers to eliminate costly legacy SONET/SDH equipment while retaining the features that service providers expect. Our products include modular, configurable hardware and software that allow our customers to retain their investments as they expand capacity and automate operations, while also significantly reducing the cost of service delivery. Our software reduces the amount of equipment required in today’s evolving optical network. Service providers can install the capability to restore traffic with less capital equipment and less floor space, reducing both capital and ongoing costs while maintaining fast restoration time.

•	Compatibility with existing networks. Our optical switches can be deployed quickly because they are compatible with existing networks. Our products are designed to support both ring and mesh networks. Our equipment interoperates with a wide range of network hardware, such as dense wave division multiplexing systems, data network equipment, and all major types of legacy SONET/SDH products. In addition, we offer comprehensive network management, planning, and administration software that communicates with existing network management systems through common standards.

•	Flexible products. Our optical switches are designed to be highly flexible and upgradeable. For example, it is easy for a technician to add or remove components in our switches without interrupting or compromising the performance of the network. All of our products share a common management software system. A service provider can start small, using our products from the initial deployment through future network expansion. As our equipment is upgraded, there is no requirement to reprogram the connections between our products and other equipment and software systems in the network.

Strategy

Our objective is to be a leading provider of intelligent optical switching solutions for global public telecommunications networks. The key elements of our strategy include the following:

•	Maximize our first mover advantage. We were the first optical switching vendor to place into service a high-performance optical switch, the Aurora 32™. We have commercial deployments of our high-capacity second generation Aurora Optical Switch and our Aurora 128™, a cost-efficient, compact alternative for smaller offices. We intend to maintain and extend this leadership position by continuing to invest in research and development. We may also make acquisitions in order to expand our base of technology expertise, intellectual property, and product capability.

•	Maintain a tight focus on optical switching. We are focused on providing a full range of optical switches for the high-performance optical network. We intend to commit a substantial portion of our research and product development efforts toward the goal of creating an industry-leading optical switching product line. We believe that our focus gives us an advantage over our competitors whose efforts are broadly dispersed over multiple product lines.

•	Maintain and expand product line features. We will continue to offer our existing Aurora™ product line, which is focused on the core of carrier networks. We are also pursuing other product line options, which will allow us to broaden our reach in the marketplace beyond the core.

•	Build on our heritage. Our founders and first employees were pioneers of optical networking at Bellcore. Our technical staff and management team comes from leading companies in the optical engineering and telecommunications equipment industries, prominent service providers and renowned academic institutions. We believe that this heritage provides us with a depth of expertise and proven operating experience that is unique in our industry. We will continue to build on this heritage of excellence throughout our engineering and management staff.

•	Build on our relationships with our customers. Our management, engineering, and sales forces have strong contacts and long-standing relationships with key people in the networking and optics industries, as well as in our customer base. We believe that our experience and relationships will enable us to sell additional products to our existing customers, add new customers, and bring innovative products to market that meet our customers’ needs. Additionally, we intend to expand our distribution network in order to reach a broader base of customers, particularly in international markets.

•	Maximize our ability to expand our operations. We outsource our manufacturing and purchase some key components from third parties. Outsourcing enables us to focus on our core competencies, including product development, marketing and sales and allows us to rapidly increase our ability to meet demand for our products.

Tellium Products

Our products include highly reliable hardware, standards-based operating software, and network planning and integrated network management tools designed to deliver intelligent optical switching for public telecommunications networks. Our products consist of optical switches that intelligently route optical traffic between network intersections and enable service providers to rapidly plan, provision, manage, and restore services. Our optical switching products deliver the operational benefits of today’s SONET/SDH standards, including performance monitoring, identification of faults, and service restoration, while eliminating complex and expensive legacy SONET/SDH equipment. Our products also enable service providers to rapidly plan and provide new, revenue-generating services to their customers. Our line of optical switches is designed for use in a wide variety of networks, including metropolitan, regional, and national networks.

Optical Switching Products Summary

Our line of optical switches enables service providers to automate the delivery of optical services, reduce both equipment and operating costs, restore optical services in the event of network failures, and redirect traffic around network bottlenecks. Our Aurora family of optical switches also provide the ability to connect high-speed data networking equipment directly to the optical network without requiring additional expensive SONET/SDH equipment.

Our hardware and software products are designed to seamlessly operate within existing optical networking equipment, protecting service providers’ prior investment in fiber optic and transmission equipment. Our systems are modular, enabling in-service growth, from a single optical switch channel to thousands of optical channels, in increments as small as one channel at a time.

Our software products, combined with our optical switches, support rapid, automated planning, provision, and restoration of the optical network using point and click operations. This capability addresses the time-to-market requirements that our service provider customers must meet. In addition, our Aurora Optical Switch reduces service providers’ costs by delivering shared mesh networking and eliminating expensive legacy SONET/SDH equipment while still providing all of the operational features needed to manage networks.

Aurora 32.    The Aurora 32 is a compact optical switch designed to connect optical paths primarily in small central offices or metropolitan networks. The Aurora 32 is designed for service providers that desire equipment that occupies a small amount of floor space. This system switches 32 optical channels under software control that can carry data with speeds ranging from 155 megabits per second up to 2.5 gigabits per second to support the rapidly changing environment of metropolitan areas. Through simple software commands, service providers can upgrade the speed of an optical channel without changing any hardware. The Aurora 32 has been deployed in carrier networks.

Aurora 128.    The Aurora 128 is a compact version of the Aurora Optical Switch, supporting all of the same features and functions. Its capacity is 320 gigabits per second of switching bandwidth or 128 optical channels at 2.5 gigabits per second. Each channel supports either SONET or SDH signals under software control. The Aurora 128 operates at optical signal speeds up to 10 gigabits per second and has been deployed in carrier networks.

Aurora Optical Switch.    The Aurora Optical Switch is designed to provide automated service delivery and restoration of optical services in primarily regional and national networks. Its initial capacity delivers 1.28 terabits per second of switching bandwidth or 512 optical channels at 2.5 gigabits per second. Each of the channels supports either SONET or SDH signals under software control. The Aurora Optical Switch operates at optical signal speeds up to 10 gigabits per second and is designed for service providers that anticipate high rates of growth in their network locations. The Aurora Optical Switch is designed to grow to many times its initial capacity while the network and product remain in service. The Aurora Optical Switch has been deployed in carrier networks.

Aurora Full–Spectrum™.    We previously had an all-optical switch under development called the Aurora Full–Spectrum. This product was designed to provide switching speeds at 40 gigabits per second and faster. In June 2002, we stopped development of the Aurora Full–Spectrum due to deteriorating market conditions.

StarNet Operating System™—Service Delivery and Restoration Software.    Our StarNet Operating System is purchased by service providers in conjunction with our optical switches. The StarNet Operating System software provides communication between switches, routes optical signals around network failures and bottlenecks, performs optical service provisioning for the mesh networks, and supports the full range of Aurora switches. Our StarNet Operating System software allows a single path, called the protection path, to serve as backup to several working paths, saving much of the equipment cost of traditional ring networks. The StarNet Operating System has been deployed in carrier networks.

StarNet Wavelength Management System™—Network Management Software.    Our StarNet Wavelength Management System provides fault location, network configuration, performance monitoring and analysis, and network security. In addition, this system provides the capability to operate, administer, maintain, and provision the entire optical switching network, not just individual network elements. Our StarNet Wavelength Management System has been deployed in carrier networks.

StarNet Design Tools™—Software Planning and Design Tools for Optical Networks.    StarNet Design Tools allow customers to plan and design networks with optical switches. These tools allow the user to optimize the network plan for minimum cost and provide the user with graphical network comparisons so they can compare SONET/SDH ring architectures with optical mesh architectures. The StarNet Design Tools consist of two modules, the StarNet Planner™ and the StarNet Modeler™. The StarNet Planner is used to create and plan the optical layer of a telecommunications network. The StarNet Modeler is used to simulate and optimize a network’s performance prior to field deployment. Both of these products work in conjunction with the StarNet Wavelength Management System. StarNet Design Tools has been deployed in carrier networks.

StarNet™ Optical VPN.    StarNet Optical VPN (Virtual Private Network) is our latest software product and runs on our Aurora switching products. It allows carriers to partition their optical networks among multiple customers and provide them the monitoring and provisioning capabilities of an actual optical network, but at considerably less cost to the customer and potentially higher revenue to the carrier. We announced the development of the StarNet Optical VPN in May 2002. The product is currently undergoing carrier evaluation.

Tellium/NEC Integrated Wavelength Switch.    Tellium and NEC introduced a multi-vendor integrated transport switch. This integrated transceiver/transponder module is designed to improve the carrier’s ability to quickly respond to cyclical bandwidth demands, automate scheduled service delivery, and enable fast provisioning to meet customer’s demands. We announced the development of Tellium/NEC Integrated Wavelength Switch in May 2002. The Tellium/NEC Integrate Wavelength Switch has been demonstrated to a number of carriers but is not currently under carrier evaluation.

Customers

Our primary target customer base includes emerging and established service providers. These include long-distance carriers and wholesale service providers, Internet service providers, and cable operators. We have been shipping our products since January 1999, and our products have been in service and carrying live traffic for four years.

In August 2000, we entered into a five-year contract with Cable & Wireless Global Networks Limited, a multinational provider of voice, data, and network services. Under the terms of this contract, Cable & Wireless had a minimum purchase commitment of $350 million for the worldwide deployment of our Aurora family of products. On December 17, 2002, Tellium and Cable & Wireless announced a major change to the contract. Under the amended contract, Cable & Wireless has committed to make certain purchases of our equipment during the first and second quarters of 2003. Once that commitment has been satisfied, pursuant to the terms of the contract amendment, Cable & Wireless may, but then would no longer be obligated to, place orders for a total of $350 million of our Aurora switching products by August 2005. We expect that Cable & Wireless will purchase our Aurora Optical Switch, our Aurora 128, as well as the latest version of our StarNet suite of software products, which includes the StarNet Optical VPN, the most recent addition to the StarNet Optical Services portfolio.

In September 1999, we entered into a five-year, $250 million contract with Extant, Inc. On September 29, 2000, Extant was acquired by Dynegy Global Communications, a wholly owned subsidiary of Dynegy Inc., a publicly traded energy company. As part of the acquisition, our contract with Extant was transferred to Dynegy Connect, a limited partnership owned 80% by subsidiaries of Dynegy and 20% by Telstra Corporation, an Australian telecommunications and information services company. In October 2001, Dynegy Connect announced the commercial availability of its forty-four city network spanning 16,000 miles with our products at the core. Under the terms of this contract, Dynegy Connect is required to purchase its full requirements for optical switches exclusively from us until November 1, 2003, although it has no obligation to make any purchases. Dynegy Connect has the right to terminate the agreement if, among other things, we breach a material obligation under the contract and fail to remedy the breach within 30 days, or we violate any applicable law and so materially impair Dynegy Connect’s ability to perform its material obligations or receive its material benefits under the contract. In 1999, we granted to affiliates of Dynegy Connect a warrant to purchase 5,226,000 shares of our common stock at an exercise price of $3.05 per share. In 2002, we repurchased the warrant related to the purchase of 4,180,800 shares of our common stock from Dynegy Connect. According to a January 31, 2003 earnings release issued by Dynegy Global, Dynegy Global expects to exit its communications business, Dynegy Connect, in the United States by the end of March 2003. If Dynegy sells the business, it is unclear whether or not we would receive any additional purchases for the network from the new owner. If they close down the network, we will not receive any additional purchases from Dynegy.

In September 2000, we entered into a contract with Qwest Communications Corporation, a multinational provider of voice, data, and network services, relating to the sale of our products. This contract was amended in April and in December 2001. Under the terms of the contract as amended in April 2001, Qwest had a minimum purchase commitment of $300 million over the first three years of the contract and, subject to extensions under a limited circumstance, an additional $100 million over the following two years of the contract for the deployment of our products. As the contract was amended in December 2001, Qwest has agreed to purchase approximately $400 million (including prior purchases) of our products over the term of the contract, subject to reaching agreement on pricing and technical specifications, and also on the schedule of development, production, and deployment of our Aurora Full–Spectrum switches. This contract expires on December 31, 2005. Under the amendment, we have also agreed to give Qwest additional flexibility to extend or terminate the remainder of the commitment in a variety of circumstances. We have stopped the development of the Aurora Full–Spectrum due to deteriorating market conditions. For this and other reasons related to Qwest’s business, we do not expect any significant purchases to be made by Qwest for the foreseeable future. As part of our previous contract with Qwest, we had issued three warrants to a wholly owned subsidiary of Qwest to purchase 2,375,000 shares of our common stock at an exercise price of $14.00 per share. Of those shares, one million relate to the first warrant and are currently vested and exercisable. The remaining two warrants representing 1,375,000 shares were terminated coincident with the December 2001 contract amendment.

In April 2002, we announced an agreement with Lockheed Martin Corporation, an aeronautics and technology systems integrator. Terms of the agreement were not disclosed at the customer’s request. Lockheed Martin agreed to purchase our Aurora and StarNet products in support of a U.S. government communications network. Lockheed Martin’s Management and Data Systems division deployed our products in the above-referenced network in 2002. All obligations under this agreement, other than maintenance for ongoing technical support, were completed in 2002.

Revenues under our contract with Dynegy Connect represented approximately 78%, 73%, and 29% of our revenues for the years ended December 31, 2000, 2001, and 2002, respectively. Revenues under our contract with Qwest represented approximately 18%, 26%, and 66% of our revenues for the years ended December 31, 2000, 2001, and 2002, respectively.

Advisory Board

In the first half of 2000, we established an advisory board with members having various expertise to provide us with advice and to consult with us on our business, including the development of our technology and marketing of our products and services. We believe that this advisory board provides necessary customer and industry guidance and is critical to the success of our business. Individuals who have joined our advisory board are, or have been, current or former employees or affiliates of existing or potential customers, including Qwest. All members of our advisory board were granted options to purchase our common stock. In the future, we may add additional individuals who are employees or affiliates of existing or potential customers to our advisory board. We reimburse the members of our advisory board for reasonable out-of-pocket expenses they incur in connection with their services. We may in the future grant additional stock options to our advisory board members.

Sales and Marketing

We sell our products through a direct sales force with a local presence in several locations around the world. In 2002, we established an office in Beijing, China. We intend to establish relationships with selected distribution and marketing partners in the Asia-Pacific market to extend our reach and serve new markets.

Our marketing objectives include maintaining market awareness and acceptance of our company and our products by working closely with our prospective customers, industry analysts, and consultants. We use our Web site as a major communications vehicle, speak at relevant industry events, and participate actively in relevant standards organizations such as the Optical Internetworking Forum, the Internet Engineering Task Force, International Telecommunications Union, and the TeleManagement Forum. We also engage in public relations activities, including interviews, presentations at industry forums, and investor conferences and product demonstrations for industry analysts. In addition, our senior executives and our sales people have significant industry contacts as a result of their prior experience.

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

Research and Development

We believe that to be successful we must continue to enhance our existing products and develop new products that meet the rapidly evolving needs of our customers. We have assembled a team of highly skilled engineers who have significant data communications and telecommunications industry experience. Our engineers have expertise in fields such as optical system design, optical network design, hardware development, and software development, including key Internet protocol routing expertise. We are focused on enhancing the network reach, scalability, performance, and reliability of our intelligent optical switching products.

Intellectual Property, Proprietary Rights, and Licensing

Our success and ability to compete depends on our ability to develop and maintain the proprietary aspects of our technology and product marketing and to operate without infringing on the proprietary rights of others. In addition, we must continue to create and acquire rights to intellectual property in the areas of optical networking technology, such as mesh networking, optical switching, switch architecture, control systems, and signaling algorithms. We rely on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. We license our intellectual property, including patents and software, under license agreements, which impose restrictions on the licensee’s ability to utilize the intellectual property. Finally, we seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our proprietary information.

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

Although we have not been involved in any intellectual property infringement litigation, we or our customers may be a party to litigation in the future to protect our intellectual property rights or as a result of an allegation that we infringe the intellectual property of others. Any parties asserting that our products infringe upon their proprietary rights could force us to defend ourselves and, pursuant to the indemnification provisions of some of our customer and supplier contracts, possibly our customers or manufacturers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and weaken the extent of, or lose the protection offered by, our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert our management’s time and attention. This litigation could also compel us to do one or more of the following:

•	stop selling, incorporating, or using our products that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to make, use, or sell the relevant technology, which license may not be available on reasonable terms, or at all;

•	redesign those products that use the technology; and

•	pay monetary damages for past infringement of third-party intellectual property rights.

We also currently license intellectual property from third parties, some of which may subject us to royalty payments. The intellectual property associated with optical networking products is evolving rapidly, so protection under a license that was once adequate may be insufficient in the future. We may be required to license additional intellectual property from third parties to develop new products or enhance our existing products. These additional third-party licenses may not be, and our existing third-party licenses may not continue to be, available to us on commercially reasonable terms.

Given the rapid technological changes in this industry, establishing and maintaining a technology leadership position through the technological and creative skills of our personnel, new product developments, and enhancements to existing products will be very important to us.

Competition

Competition in the market for public network infrastructure is intense as the customer base continues to face serious capital constraints. Our competitors include Alcatel, CIENA Corporation, Corvis, Lucent Technologies Inc., Nortel Networks Corporation, and Sycamore Networks, Inc. Our established competitors have longer operating histories, greater name recognition, larger customer bases, and greater financial, technical, sales, marketing, and manufacturing resources, including more resources devoted to research and development of new products, than we do. Our competitors could develop new technologies that compete with our products or even render our products obsolete. In addition, some of our competitors have more significant customer relationships and broader product lines than we have. Further, our competitors may be able to reduce our market share by adopting more aggressive pricing policies than we can or by developing products that gain wider market acceptance than our products.

For us to continue to compete successfully in this market, we must continue to deliver optical switches that:

•	can be easily expanded at low cost to meet the ever-increasing demands driven by data services;

•	lower a service provider’s cost of building and operating an optical network by reducing its complexity and increasing its flexibility;

•	deliver a range of cost-effective solutions for small and large networks;

•	operate with existing equipment and networks;

•	comply with all applicable standards;

•	increase the level of network reliability for data services;

•	allow optical services to be delivered much more quickly and easily than they are today; and

•	provide software tools for service providers to plan, design, and operate their optical networks.

Manufacturing

We outsource almost all of the manufacturing of our products. We design, specify, and monitor all of the tests that are required to meet our internal and external quality standards.

In 2001, we entered into an arrangement with Jabil Circuits, Inc., a leading contract manufacturer of high-quality, technology-based equipment, to manufacture printed circuit boards. Jabil provides comprehensive manufacturing services, including assembly, test, control, and shipment to our customers, and procures materials on our behalf. Under our agreement with Jabil, we have the option to move final assembly and test functions to Jabil.

We believe that our relationship with Jabil and the continued outsourcing of our manufacturing will enable us to:

•	expand our access to key components;

•	conserve the working capital that would be required to purchase inventory or develop manufacturing facilities of our own; and

•	better adjust manufacturing volumes to meet changes in demand.

We currently purchase products through purchase orders. We cannot assure you that we will be able to continue this arrangement on a long-term basis on terms acceptable to us, if at all.

In December 2000, we received ISO 9001 certification in conformance with quality standards set by the International Organization for Standardization. We received re-certification in June and December of 2002.

Employees

As of December 31, 2002, we had 313 employees, of which:

•	171 were in research and development;

•	59 were in sales & marketing and customer service & support;

•	45 were in manufacturing, quality assurance and documentation; and

•	38 were in finance and administration.

As a result of a business restructuring and normal workforce attrition in the first quarter of 2003, we expect our headcount to be approximately 184 on March 31, 2003, of which:

•	approximately 97 will be in research and development;

•	approximately 40 will be in sales & marketing and customer service & support;

•	approximately 22 will be in manufacturing, quality assurance and documentation; and

•	approximately 25 will be in finance and administration.

We believe our relations with our employees are good. None of our employees is covered by a collective bargaining agreement. Generally, our employees are retained on an at-will basis. All of our employees are required to sign confidentiality and intellectual property agreements.

ITEM 2.    PROPERTIES

As of December 31, 2002, all of our properties are leased. Our headquarters is located in Oceanport, New Jersey and consist of approximately 72,000 square feet of leased space. The lease for our headquarters, which houses our manufacturing, research and development, marketing, and administrative functions, expires in June 2005. We also lease various small offices in the United States and abroad to support our sales and installation services.

Tellium leases a number of properties that we no longer occupy. This includes a major facility across the street from our Oceanport headquarters in West Long Branch, New Jersey, which consists of approximately 93,000 square feet of leased space. The lease for our West Long Branch facility, which has been vacated under our restructuring actions, expires in November 2006. As part of our restructuring charges, we provide for the estimated expenses of the net lease expense for unoccupied facilities. The expenses are based on the future minimum lease payments under contractual obligations offset by estimated future sublease payments. As of December 31, 2002, our accrued restructuring liability related to these properties was approximately $3.9 million. If actual market conditions are less favorable than those projected by management, additional restructuring charges associated with these facilities may be required.

For additional information regarding our lease obligations, see Note 13, “Commitments and Contingencies”, of the “Notes to Consolidated Financial Statements” of this Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

In late July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with our October 2000 merger with Astarte Fiber Networks, Inc. Corning alleges that Astarte, and Tellium as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract, and breached warranties presented in that contract. Corning seeks an award of $38 million, plus expenses and interest. We have filed a response with the American Arbitration Association that Tellium is not a proper party to the dispute. Similarly, a third party to the Demand has responded to the American Arbitration Association that Tellium is not relevant to the dispute. The dispute is presently in very early pre-arbitration proceedings. The arbiters have been empanelled. The parties held an informal hearing on February 27, 2003, and expect to hold the first preliminary hearing in the second quarter of 2003. At the preliminary hearing, we intend to make appropriate motions to dismiss the suit against us. It is too early in the dispute process to determine what impact, if any, that such dispute will have upon our business, financial condition, or results of operations. We intend to defend vigorously the claims made in any legal proceedings that may result and pursue any possible counter-claims against Corning, Astarte, and other parties associated with the claims.

On various dates between approximately December 10, 2002 and February 27, 2003, eight class-action securities complaints were filed against Tellium in the United States District Court, District of New Jersey. These complaints allege, among other things, that Tellium and its then-current directors and executive officers and its underwriter violated the Securities Act of 1933 by making false and misleading statements preceding our initial public offering and in our registration statement prospectus relating to the securities offered in the initial public offering. The complaints further allege that these parties violated the Securities and Exchange Act of 1934 by acting recklessly or intentionally in making the alleged misstatements. The actions seek damages in an unspecified amount, including compensatory damages, costs, and expenses incurred in connection with the actions and equitable relief as may be permitted by law or equity. It is too early in the legal process to determine what impact, if any, these suits will have upon our business, financial condition or results of operations. We intend to vigorously defend the claims made in these actions, which have been consolidated.

On January 8, 2003 and January 27, 2003, two shareholder derivative complaints were filed on behalf of Tellium in the Superior Court of New Jersey. These complaints were made by plaintiffs who purport to be Tellium shareholders on behalf of Tellium, alleging, among other things, that Tellium directors breached their fiduciary duties to the company by engaging in stock transactions with individuals associated with Qwest, and in making materially misleading statements regarding our relationship with Qwest. The actions seek damages in an unspecified amount, including imposition of a constructive trust in favor of Tellium for the amount of profits allegedly received through stock sales, disgorgement of proceeds in connection with the stock option exercises, damages allegedly sustained by Tellium in connection with alleged breaches of fiduciary duties, costs, and expenses incurred in connection with the actions. The parties to these actions have orally agreed, subject to documentation and court approval, to stay these cases pending the anticipated filing and resolution of motions to dismiss in the federal court securities actions. It is too early in the legal process to determine what impact, if any, these suits will have upon our business, financial condition or results of operations. We intend to vigorously defend the claims made in these actions, which have been consolidated.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted and traded on the Nasdaq SmallCap Market under the symbol TELM. The following table sets forth the high and low sales prices for our common stock as reported by Nasdaq for the quarterly periods indicated.

	Price Range of Common Stock
	High	Low
Fiscal Year 2001
Second Quarter ended June 30, 2001	$29.73	$13.50
Third Quarter ended September 30, 2001	19.70	3.49
Fourth Quarter ended December 31, 2001	9.20	4.18

Fiscal Year 2002
First Quarter ended March, 2002	$7.28	$1.78
Second Quarter ended June 30, 2002	2.64	0.66
Third Quarter ended September 30, 2002	0.71	0.36
Fourth Quarter ended December 31, 2002	0.82	0.28

The closing sales price per share for our common stock on January 2, 2003 was $0.64.

The market price of our common stock has fluctuated significantly and may be subject to significant fluctuations in the future.

As of December 31, 2002, there were approximately 482 holders of record of our common stock. This number does not include persons whose shares are held of record by a bank, brokerage house, or clearing agency, but does include the banks, brokerage houses, and clearing agencies.

We have never declared or paid any cash dividends on our capital stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion and development of our business.

The information required to be included pursuant to this Item 5 relating to our equity compensation plans will be included under the captions “Equity Compensation Plan Information” in the Proxy Statement, which will be furnished to stockholders in connection with the Annual Meeting of Stockholders and is incorporated in this Item 5 by reference.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read with our financial statements and related notes thereto appearing elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The statement of operations data set forth below for the fiscal year ended December 31, 1998 and the balance sheet data as of December 31, 1998 have been derived from our financial statements, which were audited by Ernst & Young LLP, independent auditors. The statement of operations data set forth below for the fiscal years ended December 31, 1999, 2000, 2001, and 2002 and the balance sheet data as of December 31, 1999, 2000, 2001, and 2002 have been derived from our financial statements, which have been audited by Deloitte & Touche LLP, independent auditors. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$1,364	$5,227	$15,605	$136,403	$61,973
Non-cash charges related to equity issuances	—	584	2,774	60,758	65,705

Revenue, net of non-cash charges	1,364	4,643	12,831	75,645	(3,732)
Cost of revenue	1,260	3,890	15,731	87,347	76,908

Gross profit (loss)	104	753	(2,900)	(11,702)	(80,640)

Operating expenses:
Research and development	14,461	9,600	43,648	61,244	42,092
Sales and marketing	1,858	3,843	14,038	29,714	16,846
General and administrative	3,644	4,386	15,878	25,729	31,044
Amortization of intangible assets	—	—	8,037	31,667	7,069
Stock-based compensation expense	924	2,772	32,864	59,948	108,572
Impairment of goodwill	—	—	—	—	58,434
Restructuring and impairment of long-lived assets	—	—	—	—	71,631

Total operating expenses	20,887	20,601	114,465	208,302	335,688
Operating loss	(20,783)	(19,848)	(117,365)	(220,004)	(416,328)
Other income, net	7	—	5	40	224
Interest income (expense), net	266	(162)	6,997	8,975	3,310

Net loss	$(20,510)	$(20,010)	$(110,363)	$(210,989)	$(412,794)

Basic and diluted net loss per share	$(13.56)	$(8.78)	$(13.96)	$(2.98)	$(4.00)
Weighted average shares outstanding used in computing basic and diluted net loss per share	1,512	2,279	7,906	70,887	103,072

	December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$7,733	$45,239	$188,175	$218,708	$171,019
Working capital (deficiency)	(3,120)	45,295	192,681	244,979	154,093
Total assets	10,781	53,234	546,298	553,839	228,354
Long-term debt and obligations under capital leases, less current portion	9,465	1,339	2,701	708	592
Preferred stock	14,883	87,728	309,544	—	—
Total stockholders’ equity (deficiency)	(24,741)	(40,054)	179,936	494,739	194,412

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes found under the headings “Index to Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” in Item 15, “Exhibits, Financial Statements Schedules, and Reports on Form 8-K”, of this Form 10-K. Certain matters discussed in this Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, forecasts, and assumptions that involve risks and uncertainties. These forward-looking statements involve known and unknown risks and uncertainties that may cause actual results to be materially different from the results expressed or implied by the forward-looking statements. The forward-looking statements in this Form 10-K are only made as of the date of this report, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances. We consider all statements regarding anticipated or future matters, including any statements using forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “intend”, “may”, “should”, “will”, “would”, “projects”, “expects”, “plans”, or other similar words, to be forward-looking statements. Other factors which could materially affect such forward-looking statements or which cause our actual results to differ from estimates or projections contained in the forward-looking statements can be found under the heading “Risk Factors” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Form 10-K. Shareholders, potential investors, and other readers are urged to consider these factors, among others, carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements.

Overview

We design, develop, and market high-speed, high-capacity, intelligent optical switching solutions that enable network service providers to quickly and cost-effectively deliver new high-speed services. Our products include highly reliable hardware, standards-based operating software, and integrated network planning and network management tools designed to deliver intelligent optical switching for public telecommunications networks.

Our revenue declined significantly in fiscal 2002 because of deteriorating conditions in the telecommunications industry, which have caused a rapid and significant decrease in capital spending by telecommunications service providers, including our customers. These unfavorable economic conditions have contributed to our inability to secure additional customers and caused purchases by current customers to significantly decline. Service providers have no longer been able to continue to fund aggressive deployments of equipment, including our products, within their networks. As a result, we have reduced our expectations for future growth in revenue and cash flows. In addition, our stock price continued to decline significantly during 2002. For the foreseeable future, we expect to continue to face a market that is both reduced in size and more difficult to predict and plan for.

On June 24, 2002, in response to these severe economic conditions, we announced a business restructuring plan designed to decrease our operating expenses. We recorded a restructuring charge of approximately $12.8 million associated with a workforce reduction of approximately 200 employees and the consolidation of excess facilities, resulting in non-cancelable lease costs and write down of certain leasehold improvements. On January 9, 2003, we announced a second business restructuring plan to better align ongoing operating costs with industry conditions. We recorded a restructuring charge of approximately $6.7 million in January 2003 for the consolidation of excess facilities, resulting in non-cancelable lease costs and for severance and extended benefits associated with a reduction of our workforce by approximately 130 employees. Together, these restructurings resulted in a reduction in our work force of about 330 employees and restructuring charges of approximately $19.5 million. In addition to normal attrition, the two restructurings contributed significantly to a reduction in our workforce from 544 as of January 1, 2002 to an expected headcount of 184 as of March 31, 2003. While the reduction of employees has affected all areas of our business operations, we expect that the restructurings will better align ongoing operating costs with industry conditions.

We have purchase contracts with the following three customers: Cable & Wireless, Dynegy Connect, and Qwest. The three contracts were signed in 1999 and 2000. While the Dynegy, Qwest, and Cable & Wireless contracts originally had a total revenue expectation of $1 billion over the contract periods, we realized only limited revenue in 2002 from Dynegy and Qwest, which was down significantly from 2001, and realized no revenue from Cable & Wireless. For Dynegy and Qwest, we do not expect to generate significant revenue for the balance of the contract period compared to previous forecasts. We also had a contract with Lockheed Martin that we announced in April 2002. All obligations under this agreement, other than maintenance for ongoing technical support, were completed in 2002.

Since our inception in May 1997, we have incurred significant losses, and as of December 31, 2002, we had an accumulated deficit of approximately $779.9 million. For the year ended December 31, 2002, we had losses of approximately $412.8 million, compared to losses of approximately $211.0 million for the year ended December 31, 2001.

While we have taken actions to reduce our cost structure, we anticipate that we will continue to incur operating losses unless the overall economic environment improves, carriers resume meaningful spending on optical switches, and our revenue increases significantly compared to current levels. We currently anticipate that the cost of revenue and our resulting gross margin will continue to be adversely affected by the reduced demand for our products. A significant portion of our operating expenses is, and will continue to be, fixed in the short term. During fiscal 2002, we incurred substantial operating losses of approximately $416.3 million, which includes charges related to intangible asset impairment and goodwill. We have not achieved profitability on a quarterly or an annual basis since our inception and anticipate that we will continue to incur net losses for the foreseeable future. At this time, we have limited visibility into future revenue and cannot predict when, or if, the economic environment and demand for our products will improve.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue

For the year ended December 31, 2002, we recognized revenue before non-cash charges related to equity issuances of approximately $62.0 million, which represents a decrease of $74.4 million from revenue before non-cash charges related to equity issuances of approximately $136.4 million for the year ended December 31, 2001. The decrease is primarily due to unfavorable economic conditions resulting in significantly reduced capital expenditures of our existing customers and a corresponding decrease of purchases of our products during 2002. Non-cash charges related to these warrant issuances totaled approximately $65.7 million for the year ended December 31, 2002, which represented an increase of approximately $4.9 million over non-cash charges related to warrant issuances of approximately $60.8 million for the same period in 2001. The increase in non-cash charges is primarily due to impairment charges of approximately $57.9 million for deferred warrant cost recorded during the year ended December 31, 2002. This is a result of our assessment that our customers with warrants will not make previously forecasted purchases under the contracts. As a result of the foregoing, revenue, net of non-cash charges related to equity issues, decreased from approximately $75.6 million for the year ended December 31, 2001 to approximately ($3.7) million for the year ended December 31, 2002. There can be no certainty as to the severity or duration of the current economic downtown or its impact on our future revenue. We expect that revenue before non-cash charges related to equity issuances in 2003 will be down compared to 2002 although actual results may vary due to changes in the condition of our business.

Cost of Revenue

For the year ended December 31, 2002, our cost of revenue totaled approximately $76.9 million, which represents a decrease of $10.4 million from cost of revenue of approximately $87.3 million for the year ended December 31, 2001. The decrease was primarily due to reduced material cost of approximately $32.3 million related to the corresponding decrease in revenue during the year ended December 31, 2002. The decrease was only partly offset by impairment charges for excess and obsolete inventory of approximately $16.8 million and an increase in stock-based compensation charges of approximately $5.0 million. Cost of revenue includes stock-based compensation of approximately $10.8 million for the year ended December 31, 2002 and approximately $5.8 million for the year ended December 31, 2001. This increase of $5.0 million was primarily due to the completion of our stock option exchange program for employees on September 4, 2002. Gross loss was approximately $80.6 million and approximately $11.7 million for the years ended December 31, 2002 and 2001, respectively. The approximately $68.9 million increase in gross loss was primarily related to a significant decline in capital spending by our customers in 2002 and to impairment charges as a result of a decline in forecasted revenues of existing products. Our cost of revenue is largely based on anticipated revenue trends and a high percentage of our costs are, and will continue to be, relatively fixed in the short term, although actual results may vary due to changes in the condition of our business.

Research and Development Expense

For the year ended December 31, 2002, we incurred research and development expense of approximately $42.1 million, which represents a decrease of $19.1 million from research and development expense of approximately $61.2 million for the year ended December 31, 2001. The decrease is attributed primarily to a decrease of prototype expense by approximately $6.9 million, and a decrease of research and development personnel expense by approximately $12.2 million. We expect that research and development expense will decrease in future periods, although actual results may vary due to changes in the condition of our business.

Sales and Marketing Expense

For the year ended December 31, 2002, we incurred sales and marketing expense of approximately $16.8 million, which represents a decrease of approximately $12.9 million from sales and marketing expense of approximately $29.7 million for the year ended December 31, 2001. The decrease resulted primarily from a reduction of sales and marketing personnel expense by approximately $7.5 million and a decline of expenses for advertising and promotion by approximately $3.7 million. In order to decrease sales and marketing expenses in future periods, we will engage in more targeted marketing using focused and lower-cost programs specifically addressing geographic markets with the potential of near-term customer opportunities. This is in contrast to our more broad-based market-wide marketing activities of past periods, which were inherently more comprehensive and therefore more expensive. We expect that sales and marketing expense will decrease in future periods, although actual results may vary due to changes in the condition of our business.

General and Administrative Expense

For the year ended December 31, 2002, we incurred general and administrative expense of approximately $31.0 million, which represents an increase of approximately $5.3 million over general and administrative expense of approximately $25.7 million for the year ended December 31, 2001. The increase was primarily due to an increase of professional fees by approximately $3.1 million, an increase of insurance expense by approximately $2.1 million, and an increase of depreciation by approximately $3.0 million. These increases were only partly offset by a decrease of personnel-related expenses of approximately $3.0 million. We expect that general and administrative expense will decrease in future periods, although actual results may vary due to changes in the condition of our business.

Amortization of Intangible Assets and Goodwill

For the year ended December 31, 2002, we incurred amortization expense of approximately $7.1 million, which represents a decrease of approximately $24.6 million from amortization expense of approximately $31.7 million for the year ended December 31, 2001. For the years ended December 31, 2002 and 2001, these amounts include approximately $7.1 million and $16.3 million, respectively, of amortization of identifiable intangible assets relating to our acquisition of Astarte in 2000 and an intellectual property license from AT&T in 2000, both of which are amortized over an estimated useful life of 5 years. The decrease in amortization expense related to intangible assets is due to impairment charges of approximately $53.1 million in 2002, which reduced the remaining balance of intangible assets to $0. Amortization of goodwill related solely to our Astarte acquisition in 2000 totaled $0 for the year ended December 31, 2002, compared to approximately $15.4 million for the year ended December 31, 2001. The decrease in amortization expense related to goodwill occurred because we ceased recording additional amortization expense for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” beginning January 1, 2002.

Stock-Based Compensation Expense

For the year ended December 31, 2002, we recorded stock-based compensation expense of approximately $108.6 million, which represents an increase of approximately $48.7 million over stock-based compensation expense of approximately $59.9 million for the year ended December 31, 2001. The increase was primarily due to the completion of our stock option exchange program for employees on September 4, 2002, which resulted in charges of approximately $55.6 million, of which approximately $54.9 million was recorded as deferred compensation expense prior to our initial public offering. In addition, during the third quarter of 2002, we recorded a charge of approximately $26.9 million related to the accounting for proposed changes to our management incentive program, including notes receivables from 12 employees, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB [Accounting Principles Board] Opinion No. 25, Accounting for Stock Issued to Employees, and FASB [Financial Accounting Standards Board] Interpretation No. 44”. These increases were only partly offset by decreased stock-based compensation expense in the fourth quarter of 2002 as a result of the stock option exchange program, which reduced the remaining balance of deferred stock based compensation.

Impairment of Goodwill

We completed the transitional testing of goodwill upon the January 1, 2002 adoption date of SFAS No. 142. The first step of this transitional test indicated that no impairment existed as of the adoption date, as the fair value of the reporting unit carrying the goodwill exceeded its carrying value.

During the year ended December 31, 2002, we experienced a decline in capital spending by our customers and reduced our expectations for future growth in revenue and cash flows, and our stock price continued to decline significantly. Due to these significant changes, which indicated that goodwill and other assets of the reporting unit might be impaired, we, with the assistance from an independent valuation expert, performed an evaluation of goodwill and other identifiable long-lived assets during the second quarter of 2002.

We compared the fair value of our reporting unit to the carrying value of the reporting unit, including goodwill, in accordance with SFAS No. 142 and determined that the carrying value, including goodwill, exceeded the fair value of our reporting unit. As a result of this evaluation, we took a charge of approximately $58.4 million for the impairment of goodwill during the second quarter of 2002, and there was no corresponding expense in the year ended December 31, 2001.

Restructuring and Impairment of Long-Lived Assets

Continued deteriorating conditions in the telecommunications industry have contributed to our inability to secure additional customers and caused purchases by current customers to decline. On June 24, 2002, in response to these conditions, we announced a business restructuring plan designed to decrease our operating expenses. We recorded a restructuring charge of approximately $12.8 million, including approximately $6.3 million associated with a workforce reduction and approximately $6.5 million for the consolidation of excess facilities, resulting in non-cancelable lease costs and write down of certain leasehold improvements.

As of December 31, 2002, approximately 200 employees have been terminated from their employment with us. Charges for the workforce reduction of approximately $6.3 million consisted primarily of severance and extended benefits. Approximately $5.5 million of this charge was paid during 2002. The remaining balance of approximately $0.8 million will be paid during 2003.

During the second quarter of 2002, we recorded a charge of approximately $6.5 million related to the consolidation of facilities and a net charge of approximately $2.3 million related to the write down of leasehold improvements. The remaining facilities balance of approximately $3.9 million as of December 31, 2002 is related to the net lease expense of non-cancelable leases, which will be paid over the respective lease terms through the year 2007. We do not believe that the restructuring program will have a material impact on revenues. We expect that the actions described above will result in an estimated annual reduction in employee-related expense and cash flows of approximately $20-25 million.

During the fourth quarter of 2002, we wrote down net property, plant, and equipment by approximately $5.7 million. This charge covers assets idled by restructuring for which we have a committed disposal plan.

We performed impairment reviews of our deferred warrant costs during the second quarter and fourth quarter of 2002. We previously granted warrants to two customers in conjunction with the execution of customer supply agreements. The fair value of these warrants was capitalized on the measurement date as deferred warrant costs, which were amortized as a pro-rata reduction of revenue as the customers purchased products under the supply agreements. Based on the recent sharp decline in customer spending and the situation in the telecommunications industry in general, we believe that our customers with warrants will not purchase additional equipment under the supply agreements as originally forecasted. As a result, we recorded impairment charges to deferred warrant cost of approximately $57.9 million, reducing the balance of deferred warrant cost to $0 as of December 31, 2002. In the consolidated statement of operations, the impairment charge is classified as a reduction to revenue under “Non-cash charges related to equity issuances” in accordance with EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”.

We also assessed the carrying value of intellectual property acquired from AT&T Corp. on September 1, 2000 and from Astarte Fiber Networks, Inc. on October 10, 2000. Because the estimated undiscounted cash flows relating to these identifiable long-lived assets were less than their carrying values, impairment charges of approximately $53.1 million were recorded in the 2002 based on discounted cash flows in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

We continue to assess the effects of the economy and the downturn in the telecommunications industry on our business and the recoverability of our long-lived assets. Additional charges for asset impairment and restructuring may be required, based on management’s determination of the ongoing business forecast.

Interest Income, Net

For the year ended December 31, 2002, we recorded interest income, net of interest expense, of approximately $3.3 million, which represents a decrease of approximately $5.7 million from interest income, net of interest expense, of approximately $9.0 million for the year ended December 31, 2001. Net interest income consists of interest earned on our cash and cash equivalent balances, offset by interest expense related to outstanding borrowings. The decrease in our interest income for this period is primarily attributable a lower average cash balance and to lower interest rates for the year ended December 31, 2002, as compared to the same period in 2001.

Income Taxes

We recorded no income tax provision or benefit for the years ended December 31, 2002 and 2001, due to our operating loss position and the uncertainty of our ability to realize our deferred income tax assets, including our net operating loss carry forwards.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenue

For the years ended December 31, 2001 and 2000, we recognized gross revenue before non-cash charges related to equity issuances of approximately $136.4 million and $15.6 million, respectively. The approximate $120.8 million increase from 2000 to 2001 is due to sales of our Aurora Optical Switch and Aurora 128 to Dynegy Connect and Qwest in 2001, whereas sales for 2000 were comprised mainly of our Aurora 32 and the first shipment of our Aurora Optical Switch in the second half of 2000. Non-cash charges related to warrant issuances to customers totaled approximately $60.8 million for the year ended December 31, 2001 compared to approximately $2.8 million for the same period in 2000. The increase from 2000 to 2001 is primarily due to higher revenue levels from the customers for which these charges apply as well as an approximately $19.2 million charge related to the forfeiture of warrants in conjunction with the amendment of a customer supply contract.

Cost of Revenue

For the years ended December 31, 2001 and 2000, we incurred cost of revenue of approximately $87.3 million and approximately $15.7 million, respectively, which represented an increase of approximately $71.6 million. The increase was directly related to the corresponding increase in revenue and includes increased material costs of approximately $54.4 million, increased personnel costs of approximately $5.6 million and increased overhead costs of approximately $7.1 million. Cost of revenue for the years ended December 31, 2001 and 2000 include amortization of stock-based compensation of approximately $5.8 million and approximately $1.2 million, respectively. Gross margins improved from 2000 to 2001 primarily as a result of the scale up of revenues and improved production efficiencies.

Research and Development Expense

For the years ended December 31, 2001 and 2000, we incurred research and development expense of approximately $61.2 million and approximately $43.6 million, respectively, which represented an increase of approximately $17.6 million. The increase is attributed primarily to an increase in personnel costs of approximately $25.1 million and increased depreciation and was partly offset by decreased prototype expenses of approximately $13.5 million as a result of the release of our Aurora Optical Switch in the second half of 2000. As of December 31, 2001, the number of employees dedicated to research and development was 312, as compared to 249 at December 31, 2000.

Sales and Marketing Expense

For the years ended December 31, 2001 and 2000, we incurred sales and marketing expense of approximately $29.7 million and $14.0 million, respectively, which represented an increase in sales and marketing expense of approximately $15.7 million. The increase resulted primarily from approximately $11.1 million of costs associated with the hiring of additional sales and marketing personnel, as well as increases in marketing program costs of approximately $2.4 million. Marketing program costs included an increase of approximately $1.0 million for travel and approximately $1.4 million for advertising and promotion. As of December 31, 2001, the number of sales and marketing personnel was 82, as compared to 70 people at December 31, 2000.

General and Administrative Expense

For the years ended December 31, 2001 and 2000, we incurred general and administrative expense of approximately $25.7 million and approximately $15.9 million, respectively, which represented an increase in general and administrative expense of approximately $9.8 million. Of this amount, approximately $2.2 million resulted from the hiring of additional general and administrative personnel, approximately $1.5 million resulted from increased facility expenses and approximately $3.3 million represented increased depreciation.

Amortization of Intangible Assets and Goodwill

For the years ended December 31, 2001 and 2000, we incurred amortization expense of approximately $31.7 million and $8.0 million, respectively. Of these amounts, approximately $15.4 million and approximately $3.4 million relate to the amortization of goodwill for the years 2001 and 2000, respectively. Goodwill relates solely to our acquisition of Astarte in 2000 and has been amortized over an estimated useful life of 5 years. Amortization of identifiable intangible assets, related to our acquisition of Astarte and an intellectual property license from AT&T in 2000, totaled approximately $16.3 million and approximately $4.6 million for the years 2001 and 2000, respectively.

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

Income Taxes

We have recorded no income tax provision or benefit for the years ended December 31, 2001 and 2000, due to our operating loss position and the uncertainty of our ability to realize our deferred income tax assets, including our net operating loss carry forwards.

Liquidity and Capital Resources

We finance our operations primarily through available cash and, to a limited extent, through cash flows from operations. As of December 31, 2002, our cash and cash equivalents totaled approximately $171.0 million, compared to $218.7 million as of December 31, 2001. As of December 31, 2002, our working capital totaled approximately $154.1 million, compared to $245.0 million as of December 31, 2001. The decrease was primarily due to cash used in operating activities.

Cash used in operating activities for the years ended December 31, 2002 was approximately $36.7 million, which represents a decrease from cash used in operating activities of approximately $64.3 million for the year ended December 31, 2001. The decrease reflects primarily net losses of approximately $412.8 million, which were only partly offset by non-cash charges of approximately $352.5 million and further offset by a decrease in receivables of approximately $23.6 million and a decrease in inventory of approximately $21.9 million.

Cash used in investing activities for the year ended December 31, 2002 was approximately $5.8 million, which represents a decrease from cash used in investing activities of approximately $55.0 million for the year ended December 31, 2001. The decrease reflects primarily the result of decreased capital requirements during the year ended December 31, 2002, whereas the same period in 2001 included purchases of property and equipment related to the build out of our new facilities.

Cash used in financing activities for the year ended December 31, 2002 was approximately $5.2 million, which represents a decrease from cash provided by financing activities of approximately $149.8 million for the year ended December 31, 2001. Cash used in financing activities during the year ended December 31, 2002 was primarily attributable to the repurchase of a warrant to purchase approximately 4.2 million shares of our common stock from a customer for the purchase price of $5.5 million, in order to reduce the number of potentially dilutive shares outstanding. Cash provided by financing activities during the year ended December 31, 2001 primarily included net proceeds from our initial public offering on May 17, 2001.

During the year ended December 31, 2000, we entered into a $10.0 million line of credit with Commerce Bank. The line of credit bears interest at 3.45% and expires on June 30, 2003. As of December 31, 2001 and 2002, approximately $8.0 million was outstanding under this line of credit. There are no financial covenants related to this line of credit.

We do not engage in any off-balance sheet financing arrangements. We have not entered into any agreements for derivative financial instruments and have no obligations to provide vendor financing to our customers.

Our expenses have exceeded, and in the foreseeable future are expected to exceed, our revenue. Our future liquidity and capital requirements will depend upon numerous factors, including an improvement in the current economic environment, a significant increase in our revenues compared to current levels, expansion of operations, product development, increased sales and marketing to existing and potential customers, or significant adverse effects from litigation. Also, we may need additional capital to fund cash acquisitions of complementary businesses and technologies, although we currently have no commitments or agreements for any cash acquisitions. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Any additional equity financing may be dilutive to our stockholders and debt financing, if available, may involve restrictive covenants with respect to dividends, raising capital and other financial and operational matters that could restrict our operations.

At current revenue levels, we anticipate that some portion of our available cash will continue to be consumed by operations. If we do not obtain revenues from our customers or new customers, we will continue to use our available cash to fund our operating activities. We may also use a portion of our available cash to acquire or invest in businesses, technologies or products that are complementary to our business. We have not determined the amounts we plan to spend on any of the uses described above or the timing of these expenditures.

Based on our current plans and business conditions, we believe that our current cash, cash equivalents, investments, our line of credit facilities and cash anticipated to be available from future operations, will enable us to meet our working capital, capital expenditure, and other liquidity requirements for the next 12 months.

Aggregate Contractual Obligations

Our contractual cash obligations as of December 31, 2002 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Notes Payable and Bank Line of Credit	$8,540,000	$8,000,000	$540,000	$—	$—
Operating Leases	8,931,931	2,607,876	4,581,099	1,742,956	—
Capital Lease Obligations	124,514	72,687	51,827	—	—

Total Contractual Cash Obligations	$17,596,445	$10,680,563	$5,172,926	$1,742,956	$—

We have no contractual obligations other than those recorded on our balance sheet, except for our operating lease agreements for facilities, which expire on various dates through 2007 and are included in the table above.

Recent Developments

Business Restructuring Plan

During the year ended December 31, 2002, continued deteriorating conditions in the telecommunications industry have contributed to our inability to secure additional customers and caused purchases by current customers to decline. On January 9, 2003, in response to these conditions, we announced a business restructuring plan designed to decrease our operating expenses. We expect to record a restructuring charge of approximately $6.7 million associated with a workforce reduction of approximately 130 employees. These charges include approximately $3.2 million for severance and extended benefits and $3.5 million for the consolidation of excess facilities, resulting in non-cancelable lease costs.

Changes to Management Incentive Compensation Program

On various dates between April and June 2000, we loaned funds to members of our management team on a full-recourse basis to enable them to exercise stock options with average exercise prices of $2.14 per share. Individuals receiving loans included executive officers, vice presidents, and other employees. Upon exercise of the stock options, each of these individuals received restricted stock that vested over four years, and pledged the restricted shares to secure payment of their loans to us. Our stock price has now fallen substantially below $2.14 per share, causing these loans to be under-collateralized while the individuals remained personally liable for payment on the loans when they come due.

In an effort to re-incentive management, in July 2002, our board of directors authorized changes to these management loans for 12 employees (then consisting of three executive officers, five vice presidents, three other employees, and one former vice president). We attempted to implement these changes but, as disclosed in our Form 8-K filed on September 3, 2002, Form 10-Q filed on August 15, 2002 and Form 10-Q filed on November 14, 2002, the board subsequently determined that the changes as implemented did not reflect its intentions and the scope of what it had authorized and that we should not go forward with the program at that time. Accordingly, the board determined that it should not ratify and approve the implementing documents that had been executed and that the documents and the transactions provided for by them were void and unenforceable against us. We do not know what position the individuals who signed implementing agreements in July 2002 will take with respect to this board action and are, therefore, unable to assess at this time whether these developments will have a material adverse effect on us. The board also determined to consider further what revisions, if any, should be made to our management incentive compensation program to address the concerns that led to the earlier effort. Based on the actions described above, accounting standards required that these notes, originally recourse notes, be treated as non-recourse in our financial statements. For a more detailed explanation, see Note 9, “Stockholders’ Equity”, subcaption “Restricted Stock”, of the “Notes to Consolidated Financial Statements” of this Form 10-K.

During January 2003, the board approved a set of changes to our management compensation program, including the loan arrangements. The board concluded that the existing arrangements, which were based largely on the restricted stock and related loans, were not providing proper incentives to our management. The changes approved by the board affected 15 continuing and former non-executive senior managers, 12 of whom owed us approximately $13.6 million, including interest, secured by approximately 5.8 million shares of restricted stock. None of the loans of our executive officers were affected by these changes.

Changes approved by the board for our non-executive senior managers consist of the following principal components, which we recently have offered to the affected individuals:

•	Repurchase of shares of restricted stock held by eight non-executive senior managers and one former non-executive senior manager (all of whom have outstanding loans) and their affiliates. We offered to pay $0.63 per share for the vested shares (the average of the daily closing prices of our common stock during the previous month, December 2002) and approximately $2.14 per share, plus accrued interest, for the unvested shares (the approximate contractual price at which we had the right to repurchase unvested shares under our original agreements with these individuals). We will apply all proceeds from our purchases of restricted stock, which is estimated to be approximately $5.6 million (assuming all of these individuals accept our offer), toward the respective individual’s outstanding loan.

•	Forgiveness of the remaining loan balances of these eight non-executive senior managers and one former non-executive senior manager and, assuming all of these individuals accept our offer, payment of cash bonuses in the approximate aggregate amount of $5.0 million to assist in satisfying the tax liability associated with the loan forgiveness. The eight non-executive senior managers must repay the cash bonuses if they resign from employment with us for other than good reason or are dismissed for cause before January 1, 2005. For the individuals who accept our offer, the loan forgiveness and cash bonuses will be in lieu of any other bonuses or incentive compensation payments for 2002 and 2003. We also offered to forgive the remaining loans owed to us by three former non-executive senior managers, but none of these individuals will receive cash bonuses to assist with their tax liability.

•	Non-competition agreements to be signed by all employees receiving loan forgiveness. The non-competes will expire one year after the termination of employment. Each of these employees, as well as the four former non-executive senior managers, will also be required to execute a general release and waiver of claims against us relating to his or her employment, including, without limitation, any claims relating to the agreements signed by these individuals in July 2002.

In connection with the approval of these changes to the outstanding loans, the board also approved the cancellation of stock options to purchase approximately 2.9 million shares of our common stock held by 11 non-executive senior managers, including three non-executive senior managers who did not have loans, and re-issuance of new stock options to purchase approximately 5.3 million shares of our common stock. The exercise price of the stock options to be cancelled is substantially above the current market price of our common stock. The new options will have an exercise price of $0.63 per share (the average of the daily closing prices of our common stock during the previous month, December 2002).

The board’s primary basis for approving these changes to the program was to stabilize and retain a core group of our managers in the wake of the major reductions in force that we have implemented and to restore incentives for their future performance. The board determined among other things that elimination of the loans would help address morale and productivity issues affecting the 11 continuing non-executive senior managers and that the re-pricing of the stock options held by our non-executive senior managers would realign their equity incentives with future shareholder value.

We are currently in the process of offering the changes discussed above to the affected individuals. We do not know what position the individuals who signed implementing agreements in July 2002 will take with respect to the board’s action to void these agreements or with respect to the revised program and are, therefore, unable to assess at this time whether these developments will have a material adverse effect on us.

Based on accounting standards applicable to stock compensation, we may incur variable accounting charges related to the stock options we granted in connection with the January 2003 cancellation/regrant program. Those standards require us to remeasure compensation costs for these options each reporting period based on changes in the market value of the underlying common stock until these options are either cancelled, exercised, or expire unexercised. For a further discussion of these non-cash charges, see the risk factor titled “We have recorded significant non-cash charges as a result of options and other equity issuances. We will continue to record non-cash charges related to equity issuances, which will adversely affect our future operating results. If investors consider this impact material, the price of our common stock could decline” under the heading “Risk Factors” set forth in “Managements’ Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

None of our executive officers with restricted stock and related loans, Messrs. Carr, Bala, and Losch, were offered the share repurchase, loan forgiveness and cash bonus program discussed above. These executive officers are currently indebted to us under recourse loans with an aggregate outstanding balance of approximately $21.3 million, including interest. The loans are secured by approximately 8.7 million shares of restricted stock. We do not know what position the executives who signed implementing agreements in July 2002 will take with respect to the board’s action to void these agreements and are, therefore, unable to assess at this time whether these developments will have a material adverse effect on us.

Stock Option Exchange Offer

On August 1, 2002, we commenced an offer to exchange outstanding employee stock options having an exercise price of $2.14 or more per share in return for a combination of share awards for shares of common stock and new stock options to purchase shares of common stock. The exchange offer expired on September 4, 2002. Pursuant to the exchange offer, we accepted for exchange options to purchase 13,479,441 shares of common stock, representing approximately 91% of the options that were eligible to be tendered in the offer. On September 5, 2002, we issued 1,347,962 share awards of common stock, and on March 7, 2003, we granted 9,102,333 options to purchase common stock at an exercise price of $0.55 per share. The options vest from the original grant date of the options tendered in accordance with the original vesting schedule of the original option grant.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies”, to our consolidated financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

•	Inventories. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. During 2002, management assessed the carrying value of our inventory in light of actual and forecasted revenues. As a result, we recorded charges of approximately $23.1 million in the year ended December 31, 2002 related to reserves for excess and obsolete inventory. Product demand and revenues are difficult to predict, and therefore, charges could have varied significantly using different revenue assumptions.

•	Revenue Recognition. We recognize revenue from equipment sales when the product has been shipped. For transactions where we have yet to obtain customer acceptance in accordance with the terms of an agreement, revenue is deferred until terms of acceptance are satisfied. Sales contracts do not permit the right of return of product by the customer once the terms of acceptance are satisfied, if applicable. Software license revenue for software embedded within our optical switches or our stand alone software products is recognized when a purchase order has been received or a sales contract has been executed, delivery of the product and acceptance by the customer have occurred, the license fees are fixed and determinable, and collection is probable. The portion of revenue that relates to our obligations to provide customer support, if any, is deferred, based upon the price charged for customer support when it is sold separately, and recognized ratably over the maintenance period. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheet. Revenue from technical support and maintenance contracts is deferred and recognized ratably over the maintenance period. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

•	Customer Warrant Grants. We granted warrants to customers in conjunction with the execution of customer supply agreements in 1999, 2000 and 2001. As management believed that the customers would fulfill their commitments under the supply agreements, the fair value of the warrants had been deferred and was being recorded as contra revenue as the customers make purchases from us. The fair values of the warrants were determined utilizing a Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option pricing model requires the input of highly subjective assumptions, including volatility, expected life, and risk-free interest rates. Because our warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our customer warrant grants. During 2002, management assessed the recoverability of the recorded warrant cost in light of forecasted revenues. The assessment resulted in approximately $57.9 million impairment charges, as we believe that our customers with warrants will not purchase additional equipment under the supply agreements. The revenue forecasts were based on subjective assumptions, which had a material impact on the recorded charges.

•	Carrying Value of Long-Lived Assets. Whenever events indicate that the carrying values of long-lived assets, including fixed assets, goodwill and intangible assets, may not be recoverable, we evaluate the carrying value of such assets using appraisals by valuation experts or expected future undiscounted cash flows. If the appraisal indicates an impairment or if the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset, we will recognize an impairment loss equal to the difference between the fair value and the carrying value of such asset. Although we make every effort to ensure the accuracy of our forecasts of future cash flows, the model requires the input of highly subjective assumptions, including revenue, cost of goods sold, and operating expense. Any significant unanticipated changes could have a significant impact on the value of our long-lived assets. During 2002, management assessed the carrying value of long-lived assets. The assessment resulted in significant impairment charges, including approximately $58.4 million to goodwill and approximately $53.1 million to intangible assets. The impairment tests were based on subjective assumptions, which had a significant impact on the recorded charges.

Recent Accounting Pronouncements

SFAS 143

In August 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. We are required to implement SFAS No. 143 for the fiscal year beginning January 1, 2003 and management does not believe this statement will have a material impact on our results of operations or financial position.

SFAS 146

In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and therefore, management does not expect that the adoption of this statement will have any impact on our results of operations and financial position.

FIN 45

In November 2002, FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, we must recognize an initial liability for the fair value of the obligations we assume under the guarantee and must disclose that information in our interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect adopting the initial recognition and initial measurement provisions of this interpretation will have a material impact on our results of operations and financial position. We have complied with the disclosure provisions of this Interpretation as of December 31, 2002.

SFAS 148

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This provision of SFAS No. 148 is effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” to require more prominent and more frequent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effects of the methods used on reported results. We have complied with the disclosure provisions of this statement as of December 31, 2002. We currently follow APB No. 25 to account for our employee stock options.

RISK FACTORS

Certain matters discussed in this Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, forecasts, and assumptions that involve risks and uncertainties. We consider all statements regarding anticipated or future matters, including without limitation the following, to be forward-looking statements:

•	our expected future revenue, liquidity, cash flows, expenses, and levels of net losses;

•	our belief that our restructuring program will not have a material impact on revenues, and our expectation that actions taken in connection with that program will reduce employee-related expense and cash flows;

•	our ability to sell additional products to our existing customers, add new customers, and develop new products that meet our customers’ needs;

•	our expectation that research and development, sales and marketing, and general and administrative expenses will decrease in future periods;

•	our ability to vigorously defend any legal claims or pursue any counter-claims in connection with the Corning arbitration, the securities class action lawsuits, and/or the shareholder derivative lawsuits;

•	our expectation that we will continue to meet all of the Nasdaq SmallCap Market listing requirements other than the $1.00 minimum bid price; and

•	any statements using forward-looking words, such as “anticipate”, “believe”, “could”, “estimate”, “intend”, “may”, “should”, “will”, “would”, “projects”, “expects”, “plans”, or other similar words.

These forward-looking statements involve known and unknown risks and uncertainties that may cause actual results to be materially different from the results expressed or implied by the forward-looking statements. The forward-looking statements in this Form 10-K are only made as of the date of this report, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances. Shareholders, potential investors, and other readers are urged to consider carefully the following factors, among others, in evaluating the forward-looking statements:

Risks Related To Our Business And Financial Results

We have incurred significant losses to date and expect to continue to incur losses in the future, which may cause our stock price to decline.

We have incurred significant losses to date and expect to continue to incur losses in the future. We had net losses of approximately $211.0 million for the year ended December 31, 2001 and approximately $412.8 million for the year ended December 31, 2002. As of December 31, 2001 and 2002, we had an accumulated deficit of approximately $367.1 million and approximately $779.9 million, respectively. We have significant fixed expenses and expect to continue to incur significant manufacturing, research and development, sales and marketing, administrative, and other expenses in connection with the ongoing development of our business. In order to become profitable, we will need to generate and sustain higher revenue. If we do not generate sufficient revenue to achieve or sustain profitability, our stock price will continue to decline.

Our business has been, and may continue to be, adversely affected by recent unfavorable developments in the communications industry, world events, and the economy in general.

Our customers are experiencing a severe economic slowdown that could lead to a further decrease in our revenue. For much of the last five years the market for our equipment has been influenced by the entry into the communications services business of a substantial number of new telecommunications companies. In the United States, this was due largely to changes in the regulatory environment, in particular those brought about by the

Telecommunications Act of 1996. These new companies raised billions of dollars in capital, much of which they invested in new equipment, causing acceleration in the growth of the market for telecommunications equipment. Recently, we have seen a reversal of this trend, including the failure of a large number of the new entrants and a sharp contraction of the availability of capital to the industry. This, in turn, has caused a substantial reduction in demand for telecommunications equipment, including our products.

The continuing acts and threats of terrorism, the armed conflict in Iraq, and the geo-political uncertainties on other continents are having an adverse effect on the U.S. economy and could possibly induce or accelerate the advent of a more severe economic recession. Our government’s political, social, and economic policies and policy changes as a result of these circumstances could have consequences that we cannot predict, including causing further weakness in the economy. As a result of these events, our customers and potential customers have greatly reduced the rate of their capital expenditures, a trend that is expected to continue in 2003. The long-term impact of these events on our business is uncertain. Additionally, the amount of debt being held by our carrier customers, and the continued cuts to capital spending, put our customers’ and potential customers’ businesses in jeopardy. Our operating results and financial condition consequently could be materially and adversely affected in ways we cannot foresee.

This industry trend has been compounded by the slowing not only of the United States economy, but the economies in virtually all of the countries in which we are marketing our products. The combination of these factors has caused customers to become more conservative in their capital investment plans and more uncertain about their future purchases. As a consequence, we are facing a market that is both reduced in absolute size and more difficult to predict and plan for.

We expect the factors described above to affect our business for at least several more quarters, if not longer, in several significant ways. It is likely that our markets will be characterized by reduced capital expenditures by our customers. It is possible that a recovery in spending by carriers in our equipment will lag the general recovery in telecommunications spending. Although we have implemented restructuring plans to reduce our business expenses, our costs are largely based on the requirements that we believe are necessary to support our sales efforts and a high percentage of our expenses are, and will continue to be, fixed. As a result, we currently expect to continue to incur operating losses unless revenue increases significantly.

Current unfavorable economic and market conditions combined with our limited operating history makes forecasting our future revenues and operating results difficult, which may impair our ability to manage our business and your ability to assess our prospects.

We began our business operations in May 1997 and shipped our first optical switch in January 1999. We have limited meaningful historical financial and operational data upon which we can base projected revenue and planned operating expenses and upon which you may evaluate us and our prospects. As a young company in the unpredictable telecommunications industry, which is in the midst of a prolonged downturn, we face risks relating to our ability to implement our business plan, including our ability to continue to develop and upgrade our technology and our ability to maintain and develop customer and supplier relationships. You should consider our business and prospects in light of the heightened risks and unexpected expenses and problems we may face as a company in an early stage of development in the currently difficult telecommunications market.

We expect that any future revenue will be generated from a limited number of customers. The termination or deterioration of our relationship with our customers will have a significant negative impact on our revenue and cause us to continue to incur substantial operating losses.

For the years ended December 31, 2001 and December 31, 2002, we have derived significant revenue from sales under our contracts with Dynegy Connect and Qwest. We anticipate that the revenue associated with both of these customers will be significantly diminished in future periods.

Under the terms of the contract with Dynegy Connect, to the extent Dynegy Connect elects to purchase optical switches, it is required to purchase its full requirements for them from us until November 1, 2003. However, Dynegy Connect is not contractually obligated to purchase future products or services from us and may discontinue doing so at any time. We do not expect any significant purchases to be made by Dynegy Connect during the remaining contract period. According to a January 2003 earnings release issued by Dynegy Global Communications, the parent corporation of Dynegy Connect, Dynegy Global expects to exit its communications business, Dynegy Connect, in the United States by the end of March 2003. If Dynegy sells the business, it is unclear whether or not we would receive any additional purchases for the network from the new owner. If they close down the network, we will not receive any additional purchases from Dynegy.

In 2001, Qwest agreed to purchase approximately $400 million (including prior purchases) of our optical switches over the term of the contract, subject to reaching agreement on price and technical specifications, and on the schedule of development, production, and deployment of our Aurora Full–Spectrum switches. We also agreed to give Qwest additional flexibility to extend or terminate the remainder of the commitment in a variety of circumstances. During 2002, however, in light of the dramatically changed market conditions, we stopped development efforts related to our Aurora Full–Spectrum research and development project. In light of current market conditions, we do not expect any significant purchases to be made by Qwest for the foreseeable future.

Under our original agreement with Cable & Wireless, Cable & Wireless had made a commitment to purchase a minimum of $350 million of our optical switches by August 7, 2005. On December 17, 2002, we announced a major change to the original Cable & Wireless contract. Cable & Wireless has committed to make certain purchases of our equipment during the first and second quarters of 2003, pursuant to the terms of the amended contract. Once that commitment has been satisfied, Cable & Wireless may, but then would no longer be obligated to, place additional orders for our equipment. As of December 31, 2002, Cable & Wireless had not yet made any purchases under this agreement.

In June 2002 and again in January 2003, we announced a business restructuring that included a significant reduction in our research and development efforts, which include the Aurora Optical Switch. This may negatively impact our ability to secure additional revenue from our current customers.

Our customers may require some product features and capabilities that our current products do not have. If we fail to develop or enhance our products or to offer service that satisfy evolving customer demands, we will not be able to satisfy our existing customers’ requirements or increase demand for our products. If this happens, we will lose customers and breach our existing contracts with our customers, our operating results will be negatively impacted, and the price of our stock could decline.

If any of our customers elects to terminate its contract with us or fails to make purchases of our products for any reason, we would lose significant revenue opportunities and continue to incur substantial operating losses, which would seriously harm our ability to build a successful ongoing business.

If we do not attract new customers, our revenue may not increase and may decrease.

We must expand our customer base in order to succeed. If we are not able to attract new customers who are willing to make significant commitments to purchase our products and services for any reason, including if there is a further downturn in their businesses, our business will not grow and our revenue will not increase. Our customer base and revenue will not grow if:

•	our carrier customers continue to cut their capital budgets and do not invest in next-generation optical networking products;

•	customers are unwilling or slow to utilize our products;

•	we experience delays or difficulties in completing the development and introduction of our planned products or product enhancements;

•	our competitors introduce new products that are superior to our products;

•	our products do not perform as expected; or

•	we do not meet our customers’ delivery requirements.

In the past, we issued warrants to some customers. We may not be able to attract new customers and expand our sales with our existing customers if we do not provide warrants or other incentives.

If our line of optical switches or their future enhancements are not successfully developed, they will not be accepted by our existing and potential customers and our future revenue will not grow.

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

Because the industry in which we compete is subject to consolidation, we could potentially lose customers, which would harm our business.

We believe that the industry in which we compete may enter into a consolidation phase. Recently, one of our larger competitors, CIENA Corporation, completed the acquisition of another company in our industry, ONI Systems Corp. Over the past two years, the market valuations of the majority of companies in our industry have declined significantly, and most companies have experienced dramatic decreases in revenue due to decreased customer demand in general, a smaller customer base due to the financial difficulties impacting emerging service providers, reductions in capital expenditures by incumbent service providers, and other factors. We expect that the weakened financial position of many companies in our industry may cause acquisition activity to increase. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as we compete to be a single-product family vendor and could have a material adverse effect on our business, operating results, and financial condition.

Because of the long and variable sales cycles for our products, our revenue and operating results may vary significantly from quarter to quarter. As a result, our quarterly results may be below the expectations of market analysts and investors, causing the price of our common stock to decline.

Our sales cycle is long because a customer’s decision to purchase our products involves a significant commitment of its resources and a lengthy evaluation, testing, and product qualification process. We may incur substantial expenses and devote senior management attention to potential relationships that may never materialize, in which event our investments will largely be lost and we may miss other opportunities. In addition, after we enter into a contract with a customer, the timing of purchases and deployment of our products may vary widely and will depend on a number of factors, many of which are beyond our control, including:

•	accuracy of customer traffic growth demands;

•	specific network deployment plans of the customer;

•	installation skills of the customer;

•	size of the network deployment;

•	complexity of the customer’s network;

•	degree of hardware and software changes required; and

•	new product availability.

For example, customers with significant or complex networks usually expand their networks in large increments on a periodic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular and unpredictable basis. The long sales cycles, as well as the placement of large orders with short lead times on an irregular and unpredictable basis, may cause our revenue and operating results to vary significantly and unexpectedly from quarter to quarter. As a result, it is likely that in some future quarters our operating results may be below the expectations of market analysts and investors, which could cause the trading price of our common stock to decline.

We expect the average selling prices of our products to decline, which may reduce revenue and gross margins.

Our industry has experienced a rapid erosion of average product selling prices. Consistent with this general trend, we anticipate that the average selling prices of our products will decline in response to a number of factors, including:

•	competitive pressures;

•	increased sales discounts; and

•	new product introductions by our competitors.

If we are unable to achieve sufficient cost reductions and increases in sales volumes, this decline in average selling prices of our products will reduce our revenue and gross margins.

We have recorded significant non-cash charges as a result of options and other equity issuances. We will continue to record non-cash charges related to equity issuances, which will adversely affect our future operating results. If investors consider this impact material, the price of our common stock could decline.

We have recorded deferred compensation expense and have begun to amortize non-cash charges to earnings as a result of options and other equity awards granted to employees and non-employee directors at prices deemed to be below fair market value on the dates of grant. Our future operating results will reflect the continued amortization of those charges over the vesting period of these options and awards. At December 31, 2002, we had recorded deferred compensation expense of approximately $20.4 million, which will be amortized to stock-based compensation expense through 2005.

In addition, in March 2003, we cancelled approximately 3.2 million stock options held by our executive officers with exercise prices above the current trading value of our common stock, and reissued approximately 3.4 million stock options to these executive officers at an exercise price of $0.54 per share. Upon finalization of the management incentive compensation program for non-executive officers and certain employees, and assuming all of these individuals participate in the stock option cancellation/regrant program, we will cancel up to approximately 2.9 million options with exercise prices generally above the current trading value of our common stock. In addition, participants of the program will surrender up to 4.8 million restricted shares of common stock. We will then reissue up to approximately 5.3 million stock options to these employees, at an exercise price of $0.63 per share. Based on accounting standards involving stock compensation, we may incur variable accounting costs related to the stock options issued in the cancellation/regrant programs. Those standards require us to remeasure compensation costs for these options each reporting period based on changes in the market value of the underlying common stock. Depending on movements in the market value of our common stock, the variable accounting treatment of those stock options may result in significant additional non-cash compensation costs in future periods.

To date, we have accounted for stock-based employee compensation arrangements in accordance with provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In the future years, we may account for equity instruments issued to employees in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. If adopted, this change may result in higher recorded deferred compensation expenses. It is unknown what affect, if any, this change to SFAS No. 123 would have on the price of our common stock.

All of the non-cash charges related to equity issuances referred to above may negatively impact future operating results. It is possible that some investors might consider the impact on operating results to be material, which could result in a decline in the price of our common stock.

We have also recorded significant non-cash charges as a result of customer related warrants. It is unknown how investors may consider these historical non-cash charges and their impact on our past operating results. If investors consider this impact material, the price of our common stock could decline.

In 1999, we granted to affiliates of Dynegy Connect a warrant to purchase 5,226,000 shares of our common stock at an exercise price of $3.05 per share. The warrant grant resulted in charges of approximately $1.0 million to sales and marketing expense during 1999 and the recording of approximately $90.6 million as deferred warrant cost in November 2000 upon amendment of the contract. The deferred warrant cost was amortized and recorded as a reduction to revenue as Dynegy made purchases under the amended agreement. During the year ended December 31, 2002, we performed an evaluation of the carrying value of deferred warrant cost. Based on the recent sharp decline in customer spending and the situation in the telecommunications industry in general, we can no longer rely on Dynegy to make additional purchases during the remaining contract period. As a result, we recorded an impairment charge equivalent to the balance of the deferred warrant cost.

As part of our agreement with Qwest, we issued three warrants to a wholly owned subsidiary of Qwest to purchase 2,375,000 shares of our common stock at an exercise price of $14.00 per share. The 2,375,000 shares subject to the warrants were vested when we issued the warrants. One of the warrants is exercisable as to 1,000,000 shares. On December 20, 2001, in connection with the Qwest contract amendment, we cancelled warrants for 1,375,000 shares of common stock and recorded approximately $19.2 million as an offset to gross revenue. The fair market value of the remaining issued warrant, approximately $17.3 million, was to have been recorded as a reduction of revenue as we realized revenue from the Qwest procurement contract. However, during the year ended December 31, 2002, we performed an additional evaluation of the carrying value of deferred warrant cost. Based on the recent sharp decline in customer spending and the situation in the telecommunications industry in general, we can no longer rely on Qwest to make additional purchases during the remaining contract period. As a result, we recorded an impairment charge equivalent to the balance of the deferred warrant cost.

As of December 31, 2002, the amount of deferred warrant cost remaining in connection with the warrants held by affiliates of both Dynegy Connect and Qwest has been reduced to $0.

We could become subject to claims from members of our management, including three of our executive officers, regarding agreements they signed in July 2002 that were subsequently voided by our board of directors. A resolution of these claims in their favor would have a material adverse effect on our business.

On various dates between April and June 2000, we loaned funds to members of our management team on a full-recourse basis to enable them to exercise stock options with average exercise prices of $2.14 per share. Individuals receiving loans included executive officers, vice presidents, and other employees. Upon exercise of the stock options, each of these individuals received restricted stock that vested over four years, and pledged the restricted shares to secure payment of their loans to us. Our stock price has now fallen substantially below $2.14 per share, causing these loans to be under-collateralized while the individuals remained personally liable for payment on the loans when they come due.

In an effort to re-incentive management, in July 2002, our board of directors authorized changes to these management loans for 12 employees (then consisting of three executive officers, five vice presidents, three other employees, and one former vice president). As part of these changes, the affected individuals were to be provided the opportunity to deliver to us vested and unvested restricted shares to be applied against the notes in specified amounts, the maturity of the remaining balance of the notes was to be extended, other terms of these notes were to be modified, and we would agree to pay a bonus to the individuals who participated in the program in the event a change in control of Tellium occurred. We attempted to implement these changes but, as disclosed in our Form 8-K filed on September 3, 2002, Form 10-Q filed on August 15, 2002 and Form 10-Q filed on November 14, 2002, the board subsequently determined that the changes as implemented did not reflect its intentions and the scope of what it had authorized and that we should not go forward with the program at that time. Accordingly, the board determined that it should not ratify and approve the implementing documents that had been executed in July 2002 and that the documents and the transactions provided for by them were void and unenforceable against us. We do not know what position the individuals who signed implementing agreements in July 2002 will take with respect to this board action and are, therefore, unable to assess at this time whether these developments will have a material adverse effect on us. However, if the affected individuals seek to enforce the voided agreements against us and are successful, we would be required to pay significant bonuses to these individuals in the event of a change in control in an amount sufficient to fully pay off the balance of the outstanding loans held by these individuals and to pay taxes imposed upon the bonus amount. If we are required to make these bonus payments, the financial condition of our business would be seriously and adversely harmed.

We face risks associated with our restructuring plans that may adversely affect our business, operating results and financial condition.

In response to industry and market conditions, we have restructured our business and reduced our workforce. The assumptions underlying our restructuring efforts will be assessed on an ongoing basis and may prove to be inaccurate. We may have to restructure our business in the future to achieve certain cost savings and to strategically realign our resources.

Our restructuring plan is based on certain assumptions regarding the cost structure of our business and the nature, severity, and duration of the current industry downturn, which may not prove to be accurate. Any reassessments may result in the recording of additional charges, such as workforce reduction costs, facilities reduction costs, asset write-downs, and contractual settlements.

Additionally, estimates and assumptions used in asset valuations are subject to uncertainties, as are accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and other intangible assets. As a result, future market conditions may result in further charges for the write down of tangible and intangible assets.

We may not be able to successfully implement the initiatives we have undertaken in restructuring our business. Even if successfully implemented, these initiatives may not be sufficient to meet the changes in industry and market conditions and may be insufficient to achieve future profitability. Furthermore, our workforce reductions may impair our ability to realize our current or future business objectives. Costs actually incurred in connection with restructuring actions may be higher than the estimated costs of such actions and/or may not lead to the anticipated cost savings. Additionally, upon the resumption of meaningful purchase activity by customers, we may not be able to sufficiently accelerate business activities in a time frame required by customers in order to secure their business. As a result, our restructuring efforts may not result in our attaining profitability and may also adversely affect our business, operating results, and financial condition.

Because our stock has traded below $1.00 for an extended period of time, we transferred the listing of our stock from the Nasdaq National Market to the Nasdaq SmallCap Market. However, if our stock continues to trade below $1.00, our stock may be subject to delisting from the Nasdaq SmallCap Market. This would result in a limited public market for our common stock and make obtaining future equity financing more difficult for us.

On August 7, 2002, we received notification from the Nasdaq Stock Market, Inc. that our stock had traded below the $1.00 minimum per share price required for continued listing on the Nasdaq National Market for more than 30 consecutive trading days. Subsequently, our common stock was transferred to the Nasdaq SmallCap Market at the opening of business on November 19, 2002, and continues to trade under the symbol TELM. By transferring to the Nasdaq SmallCap Market, we were afforded extended grace periods in which to satisfy the minimum bid price requirement of $1.00 per share, until August 5, 2003, provided we meet the other applicable continued listing criteria. With the exception of the $1.00 minimum per share price requirement, we believe that we are currently in compliance with all listing requirements for the Nasdaq SmallCap Market. Furthermore, we may be eligible to transfer back to the Nasdaq National Market if our bid price maintains the $1.00 per share requirement for 30 consecutive trading days and we have maintained compliance with all other continued listing requirements on the Nasdaq National Market. If we do not meet the continued listing requirements for the Nasdaq SmallCap Market on or before August 5, 2003 and are not successful in an appeal from any adverse determination, our common stock may be delisted from trading on the Nasdaq SmallCap Market and could trade on the OTC Bulletin Board. The OTC Bulletin Board is a substantially less liquid market than the Nasdaq National Market or SmallCap Market.

In addition, the delisting of our common stock from either the Nasdaq National Market or the SmallCap Market may have a material adverse effect on us by, among other things, reducing:

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

We have experienced and expect to continue to experience volatility in our stock price, which makes an investment in our stock more risky.

The market price of our common stock has fluctuated significantly in the past and may fluctuate significantly in the future in response to a number of factors, some of which are beyond our control, including:

•	changes in financial estimates by securities analysts;

•	changes in market valuations of communications and Internet infrastructure-related companies;

•	announcements, by us or our competitors, of new products or of significant acquisitions, strategic partnerships, or joint ventures;

•	volume fluctuations, which are particularly common among highly volatile securities of Internet-related companies;

•	volatility of stock markets, particularly the Nasdaq SmallCap Market on which our common stock is listed;

•	additional litigation and/or adverse results from existing or future litigation;

•	quarterly fluctuations in our financial results or the financial results of our competitors or our customers;

•	consolidation among our competitors or customers;

•	disputes concerning intellectual property rights;

•	developments in telecommunications regulations; and

•	general conditions in the communications equipment industry.

In addition, the stock market in general, and the Nasdaq SmallCap Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of the actual operating performance.

A number of lawsuits have been instituted against us. These suits could distract our management and could result in substantial costs or large judgments against us.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against these companies.

On various dates between approximately December 10, 2002 and February 27, 2003, eight class-action securities complaints were filed against Tellium in the United States District Court, District of New Jersey. These complaints allege, among other things, that Tellium and its then-current directors and executive officers and its underwriter violated the Securities Act of 1933 by making false and misleading statements preceding our initial public offering and in our registration statement prospectus relating to the securities offered in the initial public offering. The complaints further allege that these parties violated the Securities and Exchange Act of 1934 by acting recklessly or intentionally in making the alleged misstatements. The actions seek damages in an unspecified amount, including compensatory damages, costs, and expenses incurred in connection with the actions and equitable relief as may be permitted by law or equity. It is too early in the legal process to determine what impact, if any, these suits will have upon our business, financial condition or results of operations. We intend to vigorously defend the claims made in these actions, which have been consolidated.

On January 8, 2003 and January 27, 2003, two shareholder derivative complaints were filed on behalf of Tellium in the Superior Court of New Jersey. These complaints were made by plaintiffs who purport to be Tellium shareholders on behalf of Tellium, alleging, among other things, that Tellium directors breached their fiduciary duties to the company by engaging in stock transactions with individuals associated with Qwest, and in making materially misleading statements regarding our relationship with Qwest. The actions seek damages in an unspecified amount, including imposition of a constructive trust in favor of Tellium for the amount of profits allegedly received through stock sales, disgorgement of proceeds in connection with the stock option exercises, damages allegedly sustained by Tellium in connection with alleged breaches of fiduciary duties, costs, and expenses incurred in connection with the actions. The parties to these actions have orally agreed, subject to documentation and court approval, to stay these cases pending the anticipated filing and resolution of motions to dismiss in the federal court securities actions. It is too early in the legal process to determine what impact, if any, these suits will have upon our business, financial condition or results of operations. We intend to vigorously defend the claims made in these actions, which have been consolidated.

In addition to the securities litigation, in late July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with our October 2000 merger with Astarte Fiber Networks, Inc. Corning alleges that Astarte, and Tellium as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract, and breached warranties presented in that contract. Corning seeks an award of $38 million, plus expenses and interest. We have filed a response with the American Arbitration Association that Tellium is not a proper party to the dispute. Similarly, a third party to the Demand has responded to the American Arbitration Association that Tellium is not relevant to the dispute. The dispute is presently in very early pre-arbitration proceedings. The arbiters have been empanelled. The parties held an informal hearing on February 27, 2003, and expect to hold the first preliminary hearing in the second quarter of 2003. At the preliminary hearing, we intend to make appropriate motions to dismiss the suit against us. It is too early in the dispute process to determine what impact, if any, that such dispute will have upon our business, financial condition or results of operations. We intend to defend vigorously the claims made in any legal proceedings that may result and pursue any possible counter-claims against Corning, Astarte, and other parties associated with the claims.

These suits and any future litigation could result in substantial costs and a diversion of management’s attention.

Fluctuations in our stock price could impact our relationships with existing customers and discourage potential customers from doing business with us.

Fluctuations in our stock price could lead to a loss of revenue due to our inability to engage new customers and vendors and to renew contracts with our current customers and vendors. Existing and potential customers and vendors may perceive our fluctuating stock price as a sign of instability and may be unwilling to do business with us. If this were to continue to occur, our business and financial condition could be harmed.

Risks Related To Our Products

Our products may have errors or defects that we find only after full deployment, or problems may arise from the use of our products in conjunction with other vendors’ products, which could, among other things, make us lose customers and revenue.

Our products are complex and are designed to be deployed in large and complex networks. Our products can only be fully tested when completely deployed in these networks with high amounts of traffic. Networking products frequently contain undetected software or hardware errors when first introduced or as new versions are released. Our customers may discover errors or defects in our software or hardware, or our products may not operate as expected after they have used them extensively in their networks. In addition, service providers typically use our products in conjunction with products from other vendors. As a result, if problems occur, it may be difficult to identify the source of the problems.

If we are unable to fix any defects or errors or other problems arise, we could:

•	lose revenues;

•	lose existing customers;

•	fail to attract new customers and achieve market acceptance;

•	divert development resources;

•	increase service and repair, warranty, and insurance costs; and

•	be subjected to legal actions for damages by our customers.

If our products do not operate within our customers’ networks, installations will be delayed or cancelled, reducing our revenue, or we may have to modify some of our product designs. Product modifications could increase our expenses and reduce the profit margins on our products.

Our customers require that our products be designed to operate within their existing networks, each of which may have different specifications. Our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. If our products do not operate within our customers’ networks, installations could be delayed and orders for our products could be cancelled, causing our revenue to decline. The requirement that we modify product designs in order to achieve a sale may result in a longer sales cycle, increased research and development expense, and reduced margins on our products.

The market for communications equipment products and services is rapidly changing.

The market for communications network equipment, software, and integration services is rapidly changing. We believe our future growth will depend, in part, on our ability to successfully develop and introduce commercially new features for our existing products and new products for this market. Our future will also depend on the return of growth in the communications equipment market. The growth in the market for communications equipment products and services is dependent on a number of factors. These factors include:

•	resumption of meaningful capital equipment purchases by network providers;

•	the amount of capital expenditures by network providers;

•	regulatory and legal developments;

•	changes to capital expenditure rates by network providers;

•	continued growth of network traffic globally;

•	the addition of new customers to the market; and

•	end-user demand for integrated advanced high-speed network services.

We cannot predict the growth rate of the market for communications equipment products and services. The slowdown in the general economy over the past two years, changes and consolidation in the service provider market, and the constraints on capital availability have had a material adverse effect on many of our service provider customers, with a number of such customers going out of business or substantially reducing their expansion plans and purchases. Also, we cannot predict technological trends or new products in this market. In addition, we cannot predict whether our products and services will meet with market acceptance or be profitable or how their sales may be impacted by the possible consolidation of communications service provider customers. We may not be able to compete successfully, and competitive pressures may affect our business, operating results, and financial condition materially and adversely.

If our products do not meet industry standards that may emerge, or if some industry standards are not ultimately adopted, we will not gain market acceptance and our revenue will not grow.

Our success depends, in part, on both the adoption of industry standards for new technologies in our market and our products’ compliance with industry standards. To date, no industry standards have been adopted related to some functions of our products. The absence of industry standards may prevent market acceptance of our products if potential customers delay purchases of new equipment until standards are adopted. In addition, in developing our products, we have made, and will continue to make, assumptions about the industry standards that may be adopted by our competitors and existing and potential customers. If the standards adopted are different from those that we have chosen to support, customers may not choose our products, and our sales and related revenue will be significantly reduced.

If we do not establish and increase our market share in the intensively competitive optical networking market, we will experience, among other things, reduced revenue and gross margins.

If we do not compete successfully in the intensely competitive market for public telecommunications network equipment, we may lose any advantage that we might have by being the first to market with an optical switch. In addition to losing any competitive advantage, we may also:

•	not be able to obtain or retain customers;

•	experience price reductions for our products;

•	experience order cancellations;

•	experience increased expenses; and

•	experience reduced gross margins.

Many of our competitors, in comparison to us, have:

•	longer operating histories;

•	greater name recognition;

•	larger customer bases; and

•	significantly greater financial, technical, sales, marketing, manufacturing, and other resources.

These competitors may be able to reduce our market share by adopting more aggressive pricing policies than we can or by developing products that gain wider market acceptance than our products.

Our ability to compete could be jeopardized and our business plan seriously compromised if we are unable to protect, from third-party challenges, the development and maintenance of the proprietary aspects of the optical switching products and technology we design.

Our products utilize a variety of proprietary rights that are critical to our competitive position. Because the technology and intellectual property associated with our optical switching products are evolving and rapidly changing, our current intellectual property rights may not adequately protect us in the future. We rely on a combination of laws including patent, copyright, trademark, and trade secret laws and contractual restrictions to protect the intellectual property utilized in our products. For example, we enter into non-competition, confidentiality, or license agreements with our employees, consultants, corporate partners, and customers and control access to, and distribution of, our software, documentation, and other proprietary information. These agreements may be insufficient to prevent former employees from using our technology after the termination of their employment with us. In addition, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Also, it is possible that no patents or trademarks will be issued from our currently pending or future patent or trademark applications. Because legal standards relating to the validity, enforceability, and scope of protection of patent and intellectual property rights in new technologies are uncertain and still evolving, the future viability or value of our intellectual property rights is uncertain. Moreover, effective patent, trademark, copyright, and trade secret protection may not be available in some countries in which we distribute, or may anticipate distributing, our products. Furthermore, our competitors may independently develop similar technologies that limit the value of our intellectual property or design around patents issued to us. If competitors are able to use our technology, our competitive edge would be reduced or eliminated.

In late July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with our October 2000 merger with Astarte Fiber Networks, Inc. Corning alleges that Astarte, and Tellium as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract, and breached warranties presented in that contract. Corning seeks an award of $38 million, plus expenses and interest. We have filed a response with the American Arbitration Association that Tellium is not a proper party to the dispute. Similarly, a third party to the Demand has responded to the American Arbitration Association that Tellium is not relevant to the dispute. An adverse outcome in the Corning arbitration could have a material adverse impact on our business, financial condition, or results of operations.

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

Risks Related To The Expansion Of Our Business

If carriers do not adopt optical switching as a solution to their capacity expansion and bandwidth management needs, our operating results will be negatively affected and our stock price could decline.

The market for optical switching is new and unpredictable. Optical switching may not be widely adopted as a method by which service providers address their data capacity requirements. In addition, most service providers have made substantial investments in their current network and are typically reluctant to adopt new and unproven technologies. They may elect to remain with their current network design or to adopt a new design, like ours, in limited stages or over extended periods of time. A decision by a customer to purchase our product involves a significant capital investment. We will need to convince service providers of the benefits of our products for future network upgrades, and if we are unable to do so, a viable market for our products may not develop or be sustainable. If the market for optical switching does not develop, or develops even more slowly than current projections, our operating results will be below our expectations and the price of our stock could decline.

If we are not successful in developing new and enhanced products that respond to customer requirements and technological changes, customers will not buy our products and we could lose revenue.

The market for optical switching is characterized by changing technologies, new product introductions, and evolving customer and industry standards. We may be unable to anticipate or respond quickly or effectively to rapid technological changes. Also, we may experience design, manufacturing, marketing, and other difficulties that could delay or prevent our development and introduction of new products and enhancements. In addition, if our competitors introduce products based on new or alternative technologies, our existing and future products could become obsolete and our sales could decrease.

If we do not expand our sales, marketing, and distribution channels, we may be unable to increase market awareness and sales of our products, which may prevent us from increasing our sales and achieving and maintaining profitability.

Our products require a sophisticated sales and marketing effort targeted towards a limited number of key individuals within our current and prospective customers’ organizations. These customers may have long- standing vendor relationships that may inhibit our ability to close business. We currently use our direct sales force and plan to develop a distribution channel as required in different regions, using both direct and indirect sales. We believe that our success will depend on our ability to establish successful relationships with various distribution partners as required by customer or region. Customer required partnerships may be with vendors that are also competitors and as such we are at greater risk of not establishing these potential customer-driven partnerships. If we are unable to expand our sales, marketing, and distribution operations, particularly in light of our recent restructurings, we may not be able to effectively market and sell our products, which may prevent us from increasing our sales and achieving and maintaining profitability.

If we are unable to deliver the high level of customer service and support demanded by our customers, we may be unable to increase our sales or we may lose customers and our operating results will suffer.

Our products are complex and our customers demand that a high level of customer service and support be available at all hours. Our customer service and support functions are provided by our small internal customer service and support organization. We may need to increase our staff to support new and existing customers. The reduction of on-site and regional support personnel may negatively impact our ability to properly service customer activities in a timely manner and may also negatively impact customer satisfaction.

If we are unable to manage these functions internally and satisfy our customers with a high level of service and support, any resulting customer dissatisfaction could impair our ability to retain customers and make future sales. We have also considered, and could consider in the future, using third parties to provide certain customer support services. We may be unable to manage effectively those third parties who may provide support services for us and they may provide inadequate levels of customer support. If we are unable to expand our customer service and support organization (internally or externally) and rapidly train these personnel, we may not be able to increase our sales, which could cause the price of our stock to decline.

We depend on our key personnel to manage our business effectively in a rapidly changing market, and if we are unable to retain our key employees, our ability to compete could be harmed.

We depend on the continued services of our executive officers, especially Harry J. Carr, our Chief Executive Officer and Chairman of the Board, Krishna Bala, our Chief Technology Officer, and other key engineering, sales, marketing and support personnel, who have critical industry experience and relationships that we rely on to implement our business plan. With the exception of Mr. Carr, none of our officers or key employees is bound by an employment agreement for any specific term. We do not have “key person” life insurance policies covering any of our employees. All of our key employees have been granted stock-based awards, which are intended to represent an integral component of their compensation package. These stock-based awards do not currently provide the intended incentive to our employees given our stock price decline. The loss of the services of any of our key employees, the inability to attract and retain qualified personnel in the future, or delays in hiring qualified personnel could delay the development and introduction of, and negatively impact our ability to sell, our products.

If we become subject to unfair hiring, wrongful termination, or other employment related claims, we could incur substantial costs in defending ourselves.

We may become subject to claims from companies in our industry whose employees accept positions with us that we have engaged in unfair hiring practices or inappropriately taken or benefited from confidential or proprietary information. These claims may result in material litigation or judgments against us.

Additionally, in response to changing business conditions, we have reduced our workforce by approximately 330 employees between the second quarter of 2002 and the first quarter of 2003. As a result of dramatic business restructurings, companies often face claims related to employee compensation and/or wrongful termination based on discrimination or other factors pertaining to employment and/or termination. We could incur substantial costs in defending ourselves or our employees against these claims, regardless of the merits of the claims. In addition, defending ourselves from these claims could divert the attention of our management away from our core business, which could cause our financial performance to suffer.

We do not have significant experience in international markets and may have unexpected costs and difficulties in developing international revenue.

We are expanding the marketing and sales of our products internationally. This effort will require significant management attention and financial resources to successfully develop international sales and support channels. We will face risks and challenges that we do not have to address in our U.S. operations, including:

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

At December 31, 2002, we had approximately $171.0 million in cash and cash equivalents. Based on our current plans and business conditions, we believe that our current cash, cash equivalents, investments, our line of credit facilities and cash anticipated to be available from future operations, will enable us to meet our working capital, capital expenditure requirements, and other liquidity requirements for the next 12 months. We may need to raise additional funding at that time or earlier if we decide to undertake more rapid expansion, including acquisitions of complementary products or technologies, or if we increase our marketing and/or research and development efforts in order to respond to competitive pressures. As a result, we may need to raise substantial additional capital. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of our planned product development and/or marketing and sales efforts and we may be unable to respond appropriately to competitive pressures, any of which would seriously harm our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of additional securities could result in dilution to our existing stockholders. If additional funds are raised through the issuance of debt securities, their terms could impose additional restrictions on our operations.

If we make acquisitions, our stockholders could be diluted and we could assume additional contingent liabilities. In addition, if we fail to successfully integrate or manage the acquisitions we make, our business could be disrupted and we could lose sales.

We may consider investments in complementary businesses, products, or technologies. In the event of any future acquisitions, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt that will give rise to interest charges and may impose material restrictions on the manner in which we operate our business;

•	assume liabilities;

•	incur amortization expenses related to intangible assets; or

•	incur large and immediate write-offs.

We also face numerous risks, including the following, in operating and integrating any acquired business:

•	problems combining the acquired operations, technologies, or products;

•	diversion of management’s time and attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of acquired companies.

We may not be able to successfully integrate businesses, products, technologies, or personnel that we might acquire in the future. If we fail to do so, we could experience lost sales or disruptions to our business.

The communications industry is subject to government regulations. These regulations could negatively affect our growth and reduce our revenue.

Our products and our customers’ products are subject to Federal Communications Commission rules and regulations. Current and future Federal Communications Commission rules and regulations affecting communications services or our customers’ businesses or products could negatively affect our business. In addition, international regulatory standards could impair our ability to develop products for international service providers in the future. We may not obtain or maintain all of the regulatory approvals that may, in the future, be required to operate our business. Our inability to obtain these approvals, as well as any delays caused by our compliance and our customers’ compliance with regulatory requirements, could result in postponements or cancellations of our product orders, which would significantly reduce our revenue.

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

Our industry has previously experienced shortages of optical components and may again in the future. For some of these components, there previously were long waiting periods between placement of an order and receipt of the components. If such shortages should reoccur, component suppliers could impose allocations that limit the number of components they supply to a given customer in a specified time period. These suppliers could choose to increase allocations to larger, more established companies, which could reduce our allocations and harm our ability to manufacture our products. If we are not able to manufacture and ship our products on a timely basis, we could lose revenue, our reputation could be harmed, and customers may find our competitors’ products more attractive.

Any disruption in our manufacturing relationships may cause us to fail to meet our customers’ demands, damage our customer relationships, and cause us to lose revenue.

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

There are a limited number of suppliers that manufacture components for optical networking products. Any disruption to their businesses could seriously jeopardize our ability to develop and/or manufacture our equipment.

There is currently significant turmoil in the optical components marketplace. Our ability to produce our products could be significantly impacted if:

•	component suppliers change their product direction;

•	component suppliers experience cash flow or other financial problems, which delay their supply of components to us;

•	component suppliers upon whom we rely cease operating completely; and

•	component suppliers cease production of required components.

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

If supply for these key components is disrupted, we may be unable to manufacture and deliver our products to our customers on a timely basis, which could result in lost or delayed revenue, harm to our reputation, increased manufacturing costs and exposure to claims by our customers. Even if alternate suppliers are available to us, we may have difficulty identifying them in a timely manner, we may incur significant additional expense, and we may experience difficulties or delays in manufacturing our products. Any failure to meet our customers’ delivery requirements could harm our reputation and decrease our sales.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information that are required to be included pursuant to this Item 8 are listed in Item 15, “Exhibits, Financial Statement Schedules, and Reports On Form 8-K”, under the caption “Index to Consolidated Financial Statements” in this Annual Report on Form 10-K, together with the respective pages in this Annual Report on Form 10-K where such information is located. The financial statements and supplementary financial information specifically referenced in such list are incorporated in this Item 8 by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                   FINANCIAL DISCLOSURE

There were no changes in, or disagreements with, accountants on accounting and financial disclosure during the last two fiscal years.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be included pursuant to this Item 10 relating to our directors, nominees for election as directors and executive officers will be included under the captions “Election of Directors” and “Executive Officers” in the Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders, and is incorporated in this Item 10 by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required to be included pursuant to this Item 11 will be included under the caption “Executive Compensation” in the Proxy Statement, which will be furnished to stockholders in connection with the Annual Meeting of Stockholders, and is incorporated in this Item 11 by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information with respect to the security ownership of (1) beneficial owners of more than 5% of our common stock, and (2) our directors and management required to be included pursuant to this Item 12 will be included under the caption “Security Ownership of Beneficial Owners and Management” in the Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders, and is incorporated in this Item 12 by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be included pursuant to Item 13 will be included under the caption “Certain Relationships and Related Transactions” in the Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders, and is incorporated in this Item 13 by reference.

ITEM 14.    CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, that evaluation our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	FINANCIAL STATEMENTS

The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1)    Index to Consolidated Financial Statements

The following financial statements are included at the indicated page in this Annual Report on Form 10-K and incorporated in this Item 15(a)(1) by reference:

(a)(2)    Financial Statement Schedule

Page
Schedule II. Valuation and Qualifying Accounts	74

(a)(3)    Exhibits

Page
See below Item 15(c) of this Form 10-K for Exhibit Index	75

(b)	REPORTS ON FORM 8-K

On October 25, 2002, we filed a report on Form 8-K to include a corrected copy of our Independent Auditors’ Report relating to our Annual Report on Form 10-K, filed on April 1, 2002.

On November 14, 2002, we filed a report on Form 8-K to include the text of certifications made related to our quarterly report filed on Form 10-Q, filed on November 14, 2002, pursuant to 18 U.S.C. ss. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by our Chief Executive Officer and Chief Financial Officer.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Tellium, Inc.

We have audited the accompanying consolidated balance sheets of Tellium, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tellium, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/S/    DELOITTE & TOUCHE LLP

Parsippany, NJ

January 29, 2003

(except Note 16, dated March 7, 2003)

TELLIUM, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2001	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$218,708,074	$171,019,242
Accounts receivable	23,923,631	12,938
Inventories	52,398,123	13,744,549
Prepaid expenses and other current assets, less allowance for doubtful accounts of $157,000 and $0 as of December 31, 2001 and December 31, 2002, respectively	8,107,916	2,289,880

Total current assets	303,137,744	187,066,609
PROPERTY AND EQUIPMENT—Net	65,085,402	40,533,504
INTANGIBLE ASSETS—Net	60,200,000	—
GOODWILL—Net	58,433,967	—
DEFERRED WARRANT COST—Net	65,704,572	—
OTHER ASSETS	1,276,847	753,657

TOTAL ASSETS	$553,838,532	$228,353,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$9,683,821	$2,977,881
Accrued expenses and other current liabilities	39,777,417	21,922,749
Current portion of notes payable	601,847	—
Current portion of capital lease obligations	95,612	72,687
Bank line of credit	8,000,000	8,000,000

Total current liabilities	58,158,697	32,973,317
LONG-TERM PORTION OF NOTES PAYABLE	583,399	540,000
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	124,513	51,827
OTHER LONG-TERM LIABILITIES	233,335	376,256

Total liabilities	59,099,944	33,941,400

COMMITMENTS AND CONTIGENCIES (See Note 13†)

STOCKHOLDERS’ EQUITY:
Undesignated preferred stock, $0.001 par value, 0 and 25,000,000 shares authorized as of December 31, 2001 and 2002, 0 issued and outstanding as of December 31, 2001 and 2002	—	—
Common stock, $0.001 par value, 900,000,000 shares authorized, 114,495,282 issued and 112,446,449 outstanding as of December 31, 2001 and 116,494,448 issued and 114,044,447 legally outstanding as of December 31, 2002	114,496	116,495
Additional paid-in capital	1,043,900,812	1,008,592,465
Notes receivable	(33,513,935)	—
Accumulated deficit	(367,137,978)	(779,931,974)
Deferred employee compensation	(144,495,721)	(20,424,253)
Common stock in treasury, at cost, 2,048,833 and 17,073,851 shares as of December 31, 2001 and 2002	(4,129,086)	(13,940,363)

Total stockholders’ equity	494,738,588	194,412,370

TOTAL LIABILITIES, AND STOCKHOLDERS’ EQUITY	$553,838,532	$228,353,770

†	See Note 13 “Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” below

See notes to consolidated financial statements.

TELLIUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2000	2001	2002
REVENUE	$15,604,734	$136,402,796	$61,972,614
Non-cash charges related to equity issuances	2,773,778	60,757,487	65,704,572

REVENUE, net of non-cash charges related to equity issuances	12,830,956	75,645,309	(3,731,958)
COST OF REVENUE	15,731,008	87,346,868	76,908,181

Gross loss	(2,900,052)	(11,701,559)	(80,640,139)

OPERATING EXPENSES:
Research and development, excluding stock-based compensation	43,648,093	61,243,867	42,091,834
Sales and marketing, excluding stock-based compensation	14,037,355	29,714,336	16,846,038
General and administrative, excluding stock-based compensation	15,877,864	25,728,598	31,044,097
Amortization of intangible assets and goodwill	8,037,146	31,667,160	7,068,423
Stock-based compensation expense	32,864,097	59,948,304	108,572,049
Impairment of goodwill	—	—	58,433,967
Restructuring and impairment of long-lived assets	—	—	71,631,284

Total operating expenses	114,464,555	208,302,265	335,687,692

OPERATING LOSS	(117,364,607)	(220,003,824)	(416,327,831)

OTHER INCOME (EXPENSE):
Other income—net	4,475	40,258	224,290
Interest income	7,451,487	9,675,173	4,044,072
Interest expense	(454,503)	(700,615)	(734,527)

Total other income	7,001,459	9,014,816	3,533,835

NET LOSS	$(110,363,148)	$(210,989,008)	$(412,793,996)

BASIC AND DILUTED LOSS PER SHARE	$(13.96)	$(2.98)	$(4.00)
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	7,905,710	70,886,797	103,071,636

STOCK-BASED COMPENSATION EXPENSE:
Cost of revenue	$1,210,802	$5,801,105	$10,767,219
Research and development	10,097,088	36,480,255	64,251,146
Sales and marketing	8,619,910	14,068,180	22,197,020
General and administrative	14,147,099	9,399,869	22,123,883
Restructuring	—	—	1,445,696

	$34,074,899	$65,749,409	$120,784,964

See notes to consolidated financial statements.

TELLIUM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Treasury Stock			Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Notes Receivable	Stockholders’ (Deficiency) Equity
	Shares	Amount	Shares		Amount
JANUARY 1, 2000	2,727,675	$2,728	—		$—	$18,505,227	$(45,785,822)	$(12,775,634)	$—	$(40,053,501)
Issuance of common stock	5,583,275	5,583	—		—	167,494,407	—	—	—	167,499,990
Issuance of restricted stock	—	—	—		—	38,669,929	—		(38,669,929)	—
Exercise of stock options	21,089,100	21,089	—		—	854,844	—	—	—	875,933
Forfeiture of unvested stock options	—	—	—		—	(2,408,731)	—	2,408,731	—	—
Warrant and option cost related to third parties	—	—	—		—	3,847,540	—	—	—	3,847,540
Deferred employee compensation	—	—	—		—	221,178,267	—	(221,178,267)	—	—
Amortization of deferred employee compensation	—	—	—		—	—	—	32,943,122	—	32,943,122
Deferred warrant cost	—	—	—		—	125,186,298	—	—	—	125,186,298
Net loss	—	—	—		—	—	(110,363,148)	—	—	(110,363,148)

DECEMBER 31, 2000	29,400,050	29,400	—		—	573,327,781	(156,148,970)	(198,602,048)	(38,669,929)	179,936,234
Issuance of common stock	10,350,000	10,350	—		—	139,309,872	—	—	—	139,320,222
Conversion of Series A, B, C, D, E preferred stock into common stock	71,208,879	71,209	—		—	309,472,190	—	—	—	309,543,399
Exercise of stock options	3,536,353	3,537	—		—	6,686,658	—	—	—	6,690,195
Forfeiture of unvested stock options	—	—	—		—	(20,978,655)		20,609,427	—	(369,228)
Warrant and option cost	—	—	—		—	6,251,653	—	—	—	6,251,653
Deferred compensation	—	—	—		—	26,374,403		(26,374,403)	—	—
Amortization of deferred compensation	—	—	—		—	—	—	59,871,303	—	59,871,303
Deferred warrant cost	—	—	—		—	3,456,910	—	—	—	3,456,910
Repurchase of restricted stock	—	—	2,048,833		(4,129,086)	—	—	—	5,155,994	1,026,908
Net loss	—	—	—		—	—	(210,989,008)	—	—	(210,989,008)

DECEMBER 31, 2001	114,495,282	114,496	2,048,833		(4,129,086)	1,043,900,812	(367,137,978)	(144,495,721)	(33,513,935)	494,738,588
Issuance of common stock	1,347,962	1,348	—		—	740,031	—	—	—	741,379
Exercise of stock options	651,204	651	—		—	305,276	—	—	—	305,927
Forfeiture of unvested stock options	—	—	—		—	(31,628,226)	—	31,608,020	—	(20,206)
Warrant and option cost	—	—	—		—	774,572	—	—	—	774,572
Amortization of deferred compensation	—	—	—		—	—	—	92,463,448	—	92,463,448
Repurchase of warrants	—	—	—		—	(5,500,000)	—	—	—	(5,500,000)
Repurchase of restricted stock	—	—	15,025,018	†	(9,811,277)	—	—	—	33,513,935	23,702,658
Net loss	—	—	—		—	—	(412,793,996)	—	—	(412,793,996)

DECEMBER 31, 2002	116,494,448	$116,495	17,073,851		$(13,940,363)	$1,008,592,465	$(779,931,974)	$(20,424,253)	$—	$194,412,370

†	Of these shares, 14,623,850 are legally outstanding shares of common stock, which have been treated as treasury stock for financial statement purposes. (See Note 9, “Stockholders’ Equity” of the “Notes to Consolidated Financial Statements” below.)

See notes to consolidated financial statements.

TELLIUM, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2000	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(110,363,148)	$(210,989,008)	$(412,793,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,963,348	47,092,696	29,564,859
Write down of impaired assets	—	—	194,132,878
Provision for doubtful accounts	61,000	36,000	717,088
Amortization of deferred compensation expense	32,943,122	59,502,075	92,443,242
Amortization of deferred warrant cost	2,181,149	60,757,487	7,851,557
Warrant and option cost related to third parties	1,724,406	6,224,551	27,859,992
Changes in assets and liabilities:
Decrease in due from stockholder	10,000	1,026,908	802,623
(Increase) decrease in accounts receivable	(2,309,008)	(19,246,788)	23,595,417
(Increase) decrease in inventories	(33,148,886)	(17,023,012)	21,853,574
(Increase) decrease in prepaid expenses and other current assets	(18,395,873)	6,585,612	1,230,839
(Increase) decrease in other assets	(667,305)	27,672	523,190
Increase (decrease) in accounts payable	33,562,861	(29,539,854)	(6,705,940)
Increase (decrease) in accrued expenses and other current liabilities	3,445,661	31,078,268	(17,854,668)
Increase in other long-term liabilities	46,281	179,154	142,921

Net cash used in operating activities	(79,946,392)	(64,288,239)	(36,654,424)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Astarte, net of cash acquired	5,906,286	—	—
Purchase of property and equipment	(18,141,340)	(55,001,037)	(5,840,857)

Net cash used in investing activities	(12,235,054)	(55,001,037)	(5,840,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and line of credit borrowings	(883,798)	(577,825)	(645,246)
Principal payments on capital lease obligations	(690,806)	(3,397,149)	(95,611)
Repurchase of warrants	—	—	(5,500,000)
Proceeds from long-term debt and line of credit borrowings	4,000,000	4,000,000	—
Issuance of Series A Preferred Stock	4,146,120	—	—
Issuance of Series C Preferred Stock, net	175,000	—	—
Issuance of Series D Preferred Stock, net	5,000,000	—	—
Issuance of Series E Preferred Stock, net	212,495,174	—	—
Issuance of common stock	10,875,919	149,796,880	1,047,306

Net cash provided by (used in) financing activities	235,117,609	149,821,906	(5,193,551)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	142,936,163	30,532,630	(47,688,832)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,239,281	188,175,444	218,708,074

CASH AND CASH EQUIVALENTS, END OF PERIOD	$188,175,444	$218,708,074	$171,019,242

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION
Cash paid for interest	$476,770	$699,159	$734,527

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment under a capital lease	$4,065,014	—	—
Repurchase of common stock by forfeiture of notes receivables	—	$4,129,086	$9,811,277
Purchase of property and equipment under long-term loan	—	$540,000	—

See notes to consolidated financial statements.

TELLIUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2000, 2001, and 2002

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Tellium, Inc. (“Tellium”), a Delaware corporation, was incorporated on April 21, 1997 and began business operations on May 8, 1997 (inception date). Tellium designs, develops and markets high-speed, high-capacity, intelligent optical switching solutions that enable network service providers to quickly and cost-effectively deliver new high-speed services.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accompanying consolidated financial statements include our accounts and all of our subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

Property and Equipment—Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repair costs are charged to expense as incurred. Renewals and improvements that extend the useful life of the assets are capitalized. Upon sale or retirement, the cost and related accumulated depreciation and amortization are eliminated from the respective accounts and a resulting gain or loss is reported in operations. Leasehold improvements are amortized over the shorter of the estimated useful life of the property or the term of the lease.

The estimated useful lives for financial reporting purposes are as follows:

Equipment	3-5 years
Furniture and fixtures	3-5 years
Acquired software	3 years
Leasehold improvements	3-7 years

Revenue Recognition—We recognize revenue from equipment sales when the product has been shipped. For transactions where we have yet to obtain customer acceptance, revenue is deferred until terms of acceptance are satisfied. Sales contracts do not permit the right of return of product by the customer.

Software license revenue for software embedded within our optical switches or our stand alone software products is recognized when a purchase order has been received or a sales contract has been executed, delivery of the product and acceptance by the customer have occurred, the license fees are fixed and determinable, and collection is probable. The portion of revenue that relates to our obligations to provide customer support, if any, is deferred, based upon the price charged for customer support when it is sold separately, and recognized ratably over the maintenance period. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheet. Revenue from technical support and maintenance contracts is deferred and recognized ratably over the maintenance period.

We have granted warrants to two customers in connection with supply contracts. The fair value of the warrants earned under the agreement is recorded as an offset to revenue in the accompanying consolidated statements of operations. During 2002, management determined that customers with warrant grants were not likely to fulfill their obligations under supply agreements. As a result, we recorded an impairment charge to deferred warrant cost for the remaining balance (see Note 4, “Restructuring and Impairment of Long-Lived Assets”).

Product Warranty—We provide for estimated costs to fulfill customer warranty obligations upon the recognition of related equipment revenue. Actual warranty costs incurred are charged against the accrual when paid. We record an estimate for warranty-related costs based on our historical experience and estimated repair costs at the time of sale.

Income Taxes—We recognize deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases, and for operating loss and tax credit carryforwards. A valuation allowance is recorded if it is “more likely than not” that a portion or all of a deferred tax asset will not be realized.

Intangible Assets—Intangible assets are comprised of a license for intellectual property and purchased core technology, which are being amortized over their estimated useful lives of five years. During 2002, management determined that intangible assets were impaired. As a result, we recorded an impairment charge for the remaining balance (see Note 4, “Restructuring and Impairment of Long-Lived Assets”).

Goodwill—Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill is amortized over an estimated useful life of five years. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement on January 1, 2002.

Long-Lived Assets—Whenever events indicate that the carrying values of long-lived assets, including fixed assets, goodwill and intangible assets, may not be recoverable, we evaluate the carrying value of such assets using expected future undiscounted cash flows. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset, we will recognize an impairment loss equal to the difference between the fair value and the carrying value of such asset. Management believes that, as of December 31, 2002, the carrying values of long-lived assets are appropriate.

Fair Value of Financial Instruments—In the opinion of management, the estimated fair value of our financial instruments, which include cash equivalents, accounts receivable, accounts payable, and notes payable, approximates their carrying value due to their short-term nature.

Research and Development Costs—Research and development costs are charged to expense as incurred.

Concentration of Credit Risk and Significant Customers—Financial instruments, which potentially subject us to credit risk, consist principally of accounts receivable. At December 31, 2002 there were no material balances outstanding. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. We maintain reserves for potential credit losses based upon the credit risk of specified customers. For the years ended December 31, 2000, 2001 and 2002, two customers each accounted for at least 10% of revenues and combined accounted for 100%, 99%, and 95% of our revenue, respectively.

Equity-Based Compensation—We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and comply with the disclosure provisions of SFAS No. 123, “Accounting for

Stock-Based Compensation” as amended by SFAS No. 148. Under APB Opinion No. 25, compensation expense is based on the difference, if any, generally on the date of grant, between the fair value of our stock and the exercise price of the option. We account for equity instruments issued to non-employee vendors in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete.

Had we elected to recognize compensation expense for stock options according to SFAS No. 123, based on the fair value at the grant dates of the awards, net loss and net loss per share would have been as follows:

	Year Ended December 31,
	2000	2001	2002
Net loss, as reported	$(110,363,148)	$(210,989,008)	$(412,793,996)
Add: Stock based employee compensation expense included in reported net income	32,943,122	59,871,303	92,463,448
Deduct: Stock based employee compensation determined under fair value methods for all awards granted since May 8, 1997 (inception)	(35,467,830)	(76,252,452)	(58,002,175)

Pro forma net loss	$(112,198,126)	$(227,370,157)	$(378,332,723)

Net loss per basic and diluted share:
As reported	$(13.96)	$(2.98)	$(4.00)
Pro forma	(14.20)	(3.21)	(3.67)

The weighted average fair value of our stock options was calculated using the Black-Scholes Model with the following weighted average assumptions used for grants: no dividend yield; risk free interest rates between 2.60% and of 6.25%; expected volatility of 0% (80% for grants issued during and after September 2000); and expected lives of four years. The weighted average fair value of options granted during the years ended December 31, 2000, 2001 and 2002 was $6.53, $5.82 and $1.39 per share, respectively.

Customer Warrant Grants—We have granted warrants to customers in conjunction with the execution of customer supply agreements. Warrants granted to customers are accounted for in accordance with SFAS No. 123 and EITF Issue No. 96-18. In circumstances in which there is no contractual purchase commitment by the customer, no past relationship between the companies, and no consideration received for the warrants, the fair value of the warrant is recorded as selling and marketing expense on the measurement date. If any of the conditions described above are not met, the fair value of the warrants is capitalized on the measurement date as deferred warrant costs. Deferred warrant costs are amortized as a pro-rata reduction of revenue as the customer fulfills its obligations under supply agreements. We evaluate the amortization method for deferred warrant costs based on facts and circumstances. If it appears that a customer may not be able to fulfill the amounts it agreed to purchase, we will review the deferred warrant cost for impairment and record adjustments as necessary. Under no circumstances would the amortization period exceed the term of the supply agreement. During 2002, management determined that customers with warrant grants were not likely to fulfill their obligations under supply agreements. As a result, we recorded an impairment charge to deferred warrant cost for the remaining balance.

Software Development Costs—SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, requires the capitalization of certain software development costs incurred subsequent to the date technological feasibility is established and prior to the date the product is generally available for sale. The capitalized cost is then amortized over the estimated product life. We define technological feasibility as being attained at the time a working model is completed. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, we have not capitalized any software development costs.

Net Loss Per Share—Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Weighted average common shares outstanding for purposes of computing basic net loss per share excludes the unvested portion of founders stock and restricted stock (see Note 9, “Stockholders’ Equity”). For the year ended December 31, 2002, 10,680,995 vested shares of restricted stock were treated as treasury stock for the calculation of weighted average common shares outstanding as a result of the accounting for the Management Repurchase Program (see Note 9, “Stockholders’ Equity”). Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period, if dilutive. Potentially dilutive common shares are composed of the incremental common shares issuable upon the conversion of preferred stock and the exercise of stock options and warrants, using the treasury stock method. Due to our net loss the effect of potentially dilutive common shares is anti-dilutive, therefore basic and diluted net loss per share are the same. For the years ended December 31, 2000, 2001, and 2002, potentially dilutive shares of 83,332,293; 6,572,576; and 753,007, respectively, were excluded from the diluted weighted average shares outstanding calculation.

Segments—We have adopted SFAS No.131, “Disclosure about Segments of an Enterprise and Related Information”, which requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographic areas, and major customers. Operating segments are determined based on the way management organizes our business for making operating decisions and assessing performance. We have determined that we conduct our operations in one business segment, the telecommunications network segment. All of our revenues to date are derived from customers based in the United States.

Recent Financial Accounting Pronouncements

SFAS 143

In August 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. We are required to implement SFAS No. 143 for the fiscal year beginning January 1, 2003 and management does not believe this statement will have a material impact on our results of operations or financial position.

SFAS 146

In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and therefore, management does not expect that the adoption of this statement will have any impact on our results of operations and financial position.

FIN 45

In November 2002, FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.

It also clarifies that at the time a company issues a guarantee, we must recognize an initial liability for the fair value of the obligations we assume under the guarantee and must disclose that information in our interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect adopting the initial recognition and initial measurement provisions of this interpretation will have a material impact on our results of operations and financial position. We have complied with the disclosure provisions of this interpretation as of December 31, 2002.

SFAS 148

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This provision of SFAS No. 148 is effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” to require more prominent and more frequent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effects of the methods used on reported results. We have complied with the disclosure provisions of this statement as of December 31, 2002. We currently follow APB No. 25 to account for our employee stock options.

3.    GOODWILL

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changed the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, ceased upon adoption of this statement on January 1, 2002.

The following table presents the impact of SFAS No. 142 on net loss and net loss per share for the years ended December 31, 2000, 2001 and 2002, respectively, and the impact of SFAS No. 142 as if it had been in effect for the years ended December 31, 2000 and 2001, respectively.

	Year Ended December 31,
	2000	2001	2002
Reported net loss	$(110,363,148)	$(210,989,008)	$(412,793,996)
Add back: Goodwill amortization	3,437,146	15,467,160	—

Adjusted net loss	$(106,926,002)	$(195,521,848)	$(412,793,996)

Basic and diluted earnings per share:
Reported net loss	$(13.96)	$(2.98)	$(4.00)
Goodwill amortization	$0.43	$0.22	$—

Adjusted net loss	$(13.53)	$(2.76)	$(4.00)

We completed the transitional testing of goodwill upon the January 1, 2002 adoption date of SFAS No. 142. The first step of this transitional test indicated that no impairment existed as of the adoption date, as the fair value of the reporting unit carrying the goodwill exceeded its carrying value.

During the three months ended June 30, 2002, we experienced a decline in capital spending by our customers, reduced our expectations for future growth in revenue and cash flows, and our stock price continued to decline significantly. Due to these significant changes, which indicated that goodwill and other assets of the reporting unit might be impaired, we, with the assistance from an independent valuation expert, performed an evaluation of goodwill and other identifiable long-lived assets.

We compared the fair value of the reporting unit to the carrying value of the reporting unit, including goodwill, in accordance with SFAS No. 142 and determined that the carrying value, including goodwill, exceeded the fair value of our reporting unit. As a result of this evaluation, we took a charge of approximately $58.4 million for the impairment of goodwill during the three months ended June 30, 2002. The fair value of the reporting unit was determined using a combination of a discounted cash flows method and other accepted valuation methodologies.

As a result of the valuation, we recorded an impairment charge of approximately $58.4 million during the year ended December 31, 2002 in accordance with SFAS No. 142. The change in the carrying amount of goodwill for the year ended December 31, 2002 is as follows:

2002
Balance as of January 1, 2002	$58,433,967
Impairment losses	(58,433,967)

Balance as of December 31, 2002	$—

4.    RESTRUCTURING AND IMPAIRMENT OF LONG-LIVED ASSETS

During the year ended December 31, 2002, continued deteriorating conditions in the telecommunications industry have contributed to our inability to secure additional customers and caused purchases by current customers to decline. On June 24, 2002, in response to these conditions, we announced a business restructuring plan designed to decrease our operating expenses. We recorded a restructuring charge of approximately $12.8 million associated with a workforce reduction and the consolidation of excess facilities, resulting in non-cancelable lease costs and write down of certain leasehold improvements.

As of December 31, 2002, we terminated approximately 200 employees. Charges for the workforce reduction of approximately $6.3 million consisted of primarily severance and extended benefits. Approximately $5.5 million of this charge was paid during 2002. The remaining balance of approximately $0.8 million will be paid during 2003.

During the second quarter, we recorded a charge of approximately $6.5 million related to the consolidation of facilities and a net charge of approximately $2.3 million related to the write down of leasehold improvements. The remaining facilities balance of approximately $3.9 million as of December 31, 2002 is related to the net lease expense of non-cancelable leases, which will be paid over the respective lease terms through the year 2007. We do not believe that the restructuring program will have a material impact on revenues. We expect that the actions described above will result in an estimated annual reduction in employee-related expense and cash flows of approximately $20-25 million.

The following displays the activity and balances of the restructuring reserve account for the year ended December 31, 2002:

	Workforce Reduction	Facility Consolidation	Total
Reserve recorded during the year ended December 31, 2002	$6,335,388	$6,500,000	$12,835,388
Non-cash reduction	(1,445,696)	(2,250,000)	(3,695,696)
Cash reductions	(4,046,864)	(386,172)	(4,433,036)

Restructuring liability as of December 31, 2002	$842,828	$3,863,828	$4,706,656

In addition, during the fourth quarter of 2002, we wrote down net property, plant, and equipment by approximately $5.7 million. This charge covers assets idled by restructuring for which we have a committed disposal plan.

We performed impairment reviews of our deferred warrant costs during the second quarter and fourth quarter of 2002. We previously granted warrants to two customers in conjunction with the execution of customer supply agreements. The fair value of these warrants was capitalized on the measurement date as deferred warrant costs, which were amortized as a pro-rata reduction of revenue as the customers purchased products under the supply agreements. Based on the recent sharp decline in customer spending and the situation in the telecommunications industry in general, we believe that our customers with warrants will not purchase additional equipment under the supply agreements. As a result, we recorded impairment charges to deferred warrant cost of approximately $57.9 million, reducing the balance of deferred warrant cost to $0 as of December 31, 2002. In the consolidated statement of operations, the impairment charge is classified as a reduction to revenue under “Non-cash charges related to equity issuances” in accordance with EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”.

We also assessed the carrying value of intellectual property acquired from AT&T Corp. on September 1, 2000 and from Astarte Fiber Networks, Inc. on October 10, 2000. Because the estimated undiscounted cash flows relating to these identifiable long-lived assets were less than their carrying values, impairment charges of approximately $53.1 million were recorded during 2002 based on discounted cash flows in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The charge is included in “Restructuring and impairment of long-lived assets” within operating expenses in the statement of operations.

5.    INVENTORIES

Inventories consist of the following:

	December 31,
	2001	2002
Raw materials	$20,242,766	$4,925,646
Work-in-process	21,743,663	5,758,245
Finished goods	10,411,694	3,060,658

	$52,398,123	$13,744,549

Consistent with the downturn in the markets served by us, we evaluated our inventory levels in light of actual and forecasted revenue. As a result, we recorded a charge of approximately $23.1 million to cost of sales in the year ended December 31, 2002, related to reserves for excess and obsolete inventory that we believe we are carrying as a result of the market conditions. We disposed of the obsolete inventory before December 31, 2002. We will continue to monitor our excess reserves and to the extent that inventory that has been reserved as excess is ultimately sold by us, such amounts will be disclosed in the future.

6.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2001	2002
Equipment	$46,576,810	$55,148,597
Furniture and fixtures	6,463,144	6,275,526
Acquired software	9,747,235	9,931,912
Leasehold improvements	15,716,203	7,140,801
Construction in progress	6,518,764	79,458

	85,022,156	78,576,294
Less accumulated depreciation and amortization	19,936,754	38,042,790

Property, plant and equipment—Net	$65,085,402	$40,533,504

Equipment includes approximately $373,275 and $222,016 of assets under capital leases as of December 31, 2001 and 2002, respectively. Accumulated amortization related to these assets was $150,320 and $111,160 at December 31, 2001 and 2002, respectively.

Depreciation and amortization expenses for 2000, 2001, and 2002 related to property and equipment totaled $2,926,202, $15,428,035 and $22,478,436, respectively.

7.    INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2001	2002
Licenses	$45,000,000	$—
Core Technology	36,000,000	—

	81,000,000	—
Less accumulated amortization	20,800,000	—

	$60,200,000	$—

During the year ended December 31, 2002, we wrote down net intangible assets by approximately $53.1 million due to the impairment of certain intellectual property. (See Note 4, “Restructuring and Impairment of Long-Lived Assets”.) Amortization expense for the year ended December 31, 2002 prior to the write off was approximately $7.1 million and for the years ended December 31, 2001 and 2000 was approximately $16.2 million and $4.6 million, respectively.

8.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2001	2002
Accrued professional fees	$754,129	$2,623,266
Accrued compensation and related expenses	12,762,549	8,896,443
Deferred revenue	14,549,053	660,609
Warranty reserve	8,466,615	3,190,000
Restructuring reserve	—	4,706,656
Other	3,245,071	1,785,465

	$39,777,417	$21,922,749

Changes in accrued product warranty expenses during the year ended 2002 were as follows:

	2001	2002
Balance as of January 1	$700,604	$8,466,615
Add: Product warranties issued during the year	11,483,660	2,574,000
Deduct:
Reductions in product liability for payments made (in cash or in kind) during the year	(3,717,649)	(3,831,306)
Adjustments related to changes in estimates during the year	—	(4,019,309)

Balance as of December 31	$8,466,615	$3,190,000

9.    STOCKHOLDERS’ EQUITY

Stock Splits—On June 22, 2000, our board of directors approved a 3 for 1 common stock split for shareholders of record of that date. The split became effective August 11, 2000. On October 18, 2000, our board of directors approved a 2 for 1 common stock split for shareholders of record of that date. The split became effective November 6, 2000. On April 25, 2001, our board of directors approved a 1 for 2 reverse common stock split for shareholders of record as of that date. The split became effective April 25, 2001. All share and per share information included in these consolidated financial statements have been restated to include the effects of the stock splits and reverse split for all periods presented.

Founders’ Stock—In May 1997, our founders purchased 2,604,000 shares of common stock under Management Investor Subscription Agreements. Under each agreement, these shares are subject to a vesting schedule principally over a four-year period. In the event of termination of employment, we hold the right to repurchase any unvested shares at par value. If the termination was for cause (as defined), we hold the right to repurchase for one year from the termination date. If the termination was without cause, because of employee resignation or death/disability, we hold the right to repurchase for 120 days. After the time period has lapsed, all unvested shares become immediately vested. Our right to repurchase unvested shares of founders’ stock upon termination of employment terminates upon completion of a qualified offering; as such all founders’ stock became non-forfeitable upon effectiveness of our initial public offering in May 2001.

Restricted Stock—During the year ended December 31, 2000, certain employees exercised stock options for 19,090,599 shares of common stock. The consideration given by the employees were full recourse notes at applicable federal interest rates. Upon exercise, the employees received 19,090,599 shares of restricted common stock. The restricted stock generally vests 25% on the first anniversary of the issuance date and then pro-rata on a monthly basis during the next three years. We have the right to repurchase any unvested shares at the price per share paid by the employee, plus accrued interest, during the one-year period following the termination of employment, for any reason, with or without cause. The repurchase right lapses after one year, and all unvested shares become immediately vested.

In July 2002, the board of directors approved changes to our management incentive compensation program, including changes relating to restricted shares of our common stock held by 12 employees (consisting of three executive officers, five vice presidents, three other employees and one former vice president) and the recourse notes, collateralized by the restricted shares, that these employees had issued to the company to fund the purchase of their restricted shares. As part of these changes, these employees were to be provided the opportunity to deliver to the company vested and unvested restricted shares to be applied against the notes in specified amounts, the maturity of the remaining balance of the notes was to be extended, other terms of these notes were to be modified, and we would agree to pay a bonus to those employees who participated in the program in the event a change in control of the company occurred. After the approval of these changes, certain issues arose in the effort to implement the revised arrangements, including in the execution and delivery of implementing documents. During August, the board reviewed these issues and determined that the revisions implemented did not reflect the board’s intentions and the scope of what it had authorized, and that we should not go forward with the program at that time. Accordingly, as disclosed in our Form 8-K filed on September 3, 2002, the board determined that it should not ratify and approve the implementing documents that had been executed and that the documents and the transactions provided for by them were void and unenforceable against us, and advised the participating individuals accordingly. The board also determined to consider further what revisions, if any, should be made to our management incentive compensation program to address the concerns that led to the earlier effort, which may include some of the same revisions previously approved or may differ in all respects (see Note 16, “Subsequent Events”, subcaption, “Changes to Management Incentive Compensation Program”). At December 31, 2002, this possibility remained under consideration by the board. At December 31, 2002, we considered the management incentive compensation program that was in place before the board’s July approval to remain in effect. The employees involved in the matter have not yet taken any action in this regard and, except with respect to the accounting treatment of the notes (as described below), we are unable to assess what effect these developments will have on us.

As of December 31, 2002, the restricted shares remained outstanding, the recourse nature of the employee notes had not changed, and the employees involved remained indebted to us for the principal of and interest accrued on the notes. However, as a result of the developments described above, accounting standards require that the notes now be treated in our financial statements as non-recourse. This change in treatment of the notes from recourse to non-recourse is accounted for as the repurchase of the restricted shares, which collateralized the notes, and the issuance of new options to the employees involved to purchase an equal number of shares at the shares’ fair market value on the date of issuance. The repurchase of the 14,623,850 restricted shares was accounted for as a treasury stock transaction resulting in the elimination of the notes receivable related to stockholders’ equity, and a charge of approximately $7.6 million to treasury stock based on the fair value of $0.52 per share of our common stock on July 26, 2002, when the board approved the revisions to the note terms. Stock-based compensation expense of approximately $26.9 million was recorded in the year ended December 31, 2002 for the difference between the amount of the principal and interest accrued on the notes through July 26, 2002 of approximately $34.5 million, and the fair market value of the notes of approximately $7.6 million calculated on July 26, 2002, based on the fair market value of the restricted shares that collateralize the notes. The accounting is consistent with EITF Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44”.

Preferred Stock—At various times, from May 8, 1997 (inception date) through September 20, 2000, we issued five classes of preferred stock (Series A, Series B, Series C, Series D and Series E). Outstanding shares of Series A, Series B, Series C, Series D and Series E Preferred Stock automatically converted, without any action by the holder, into 71,208,879 shares of common stock upon effectiveness of our initial public offering on May 17, 2000.

On September 26, 2001, we issued 71,316 shares of common stock to Comdisco, Inc. upon the cashless exercise of two warrants to purchase 29,509 shares of our Series C preferred stock based on an exercise price of $3.05 per share. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Public Offering—On May 17, 2001, Tellium completed an initial public offering (“IPO”) of 10,350,000 shares of common stock at a price of $15.00 per share less underwriters’ discounts and commissions. Net proceeds from the public offering were approximately $139.3 million after deducting underwriting discounts, commissions and offering expenses.

Stock Purchase Plan—On May 22, 2002 we adopted an employee stock purchase plan (the “ESPP”). Under the ESPP, all regular, full-time employees of Tellium may purchase up to 10,000 shares of our common stock through payroll deductions during an offering period. The ESPP provides for a six-month offering period. The price per share is the lower of 85% of the market price at the beginning or end of the offering period. The ESPP initially provides 4,000,000 shares for issuance. On January 1 of each year, the number of shares reserved for issuance under the ESPP will increase by 2.5% of the total number of shares of common stock outstanding on December 31 of the preceding year, up to a limit of 6,000,000 shares. Offering periods will continue until no shares are available under the ESPP, our Board of Directors terminates the Plan or April 2012.

Stock Option Exchange Offer—On August 1, 2002, we commenced an offer to exchange outstanding employee stock options having an exercise price of $2.14 or more per share in return for a combination of share awards for shares of common stock and new stock options to purchase shares of common stock to be granted by us (the “Exchange Offer”). Our directors, executive officers, and vice presidents were not eligible to participate in the Exchange Offer. Subject to the terms and conditions of the Exchange Offer, in exchange for eligible options, an option holder who tendered eligible options to us received a share award for shares of common stock equal to one tenth ( 1/10) of the total number of shares subject to the options tendered by the option holder, and will receive new options to be granted for a number of shares of common stock equal to nine tenths ( 9/10) of the total number of shares subject to the options tendered by the option holder. Employees who accepted the

Exchange Offer with respect to any of their eligible options were required to exchange any option granted to them on or after February 1, 2002.

The Exchange Offer expired on September 4, 2002. Pursuant to the Exchange Offer, we accepted for exchange options to purchase 13,479,441 shares of common stock, representing approximately 91% of the options that were eligible to be tendered in the Offer. Upon the terms and subject to the conditions of the Exchange Offer, we issued 1,347,962 share awards of common stock on September 5, 2002 and will grant options to purchase an aggregate of approximately 12,131,479 shares of common stock in exchange for these tendered options on or after March 6, 2003. The share awards became 100% vested upon issuance. The new options will vest from the original grant date of the tendered options in accordance with the original vesting schedule of the original option grant. The new options will be granted with an exercise price equal to the fair market value of our common stock on the date of the grant (see Note 16, “Subsequent Events”, subcaption “Stock Option Exchange Offer”).

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

1997 Employee Stock Option Plan—On May 8, 1997, we adopted the 1997 Employee Stock Option Plan, currently known as the Amended and Restated 1997 Employee Stock Incentive Plan (the “1997 Plan”). The 1997 Plan authorized the granting of both incentive and nonqualified stock options for an aggregate of 3,000,000 shares of common stock, subject to authorization by the Compensation Committee of the Board of Directors (the “Compensation Committee”). Options generally vest over a four-year period from the grant date. The Compensation Committee has amended the number of shares authorized under the 1997 Plan various times. The amended Option Plan allowed a total of 45,625,000 options to be granted under the 1997 Plan. As of December 31, 2002, 4,421,297 stock options were outstanding under the 1997 Plan, and no shares were available for future grant under the 1997 Plan.

2001 Incentive Stock Plan—In February 2001, we adopted the 2001 Stock Incentive Plan, which became effective on March 12, 2001 (the “2001 Plan”). The 2001 Plan authorized the granting of both incentive and nonqualified stock options and other awards for an aggregate of no more than 24,500,000 shares of common stock, subject to authorization by the Compensation Committee. Options and other awards generally vest over a four-year period from the grant date. As of December 31, 2002, 5,019,791 stock options were outstanding under the 2001 Plan and 19,480,209 shares were available for future grant under the 2001 Plan.

Special 2001 Stock Incentive Plan—In November 2001, we adopted the Special 2001 Stock Incentive Plan, which became effective on November 12, 2001 and was amended and restated February 26, 2002 (the “2001 Special Plan”). The 2001 Special Plan authorized the granting of both incentive and nonqualified stock options and other awards for an aggregate of no more than 2,450,001 shares of common stock, subject to authorization by the Compensation Committee. As of December 31, 2002, 1,035,624 stock options were outstanding under 2001 Special Plan, and 1,414,377 shares were available for future grant under the 2001 Special Plan.

2002 Incentive Stock Plan—In August 2002, we adopted the 2002 Stock Incentive Plan, which became effective on August 28, 2002 (the “2002 Plan”, together with the 2001 Special Plan, the 2001 Plan and 1997 Plan, the “Option Plans”). The 2002 Plan authorized the granting of both incentive and nonqualified stock options and other awards for an aggregate of no more than 13,645,000 shares of common stock, subject to authorization by the Compensation Committee. Options and other awards generally vest over a four-year period from the grant date. As of December 31, 2002, 212,500 stock options were outstanding under the 2002 Plan and 12,084,538 shares were available for future grant under the 2002 Plan.

Stock option activity regarding the Option Plans is summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2000	13,285,284	1.44

Options granted	26,498,526	2.80
Options exercised	(14,389,100)	1.74
Options cancelled	(2,021,658)	1.86

Outstanding as of December 31, 2000	23,373,052	2.76

Options granted	10,887,748	8.04
Options exercised	(3,456,037)	2.07
Options cancelled	(2,252,206)	4.18

Outstanding as of December 31, 2001	28,552,557	4.74

Options granted	4,080,962	2.96
Options exercised	(1,686,570)	0.87
Options cancelled	(20,239,478)	4.79

Outstanding as of December 31, 2002	10,689,212	4.31

Exercisable as of December 31, 2002	5,915,048	4.23
Available for future grants as of December 31, 2002	32,979,124

We have granted 267,500, 508,142 and 0 options (included in the table above) under the Option Plans to non-employees during the years ended December 31, 2000, 2001 and 2002, respectively. These options vest either as the non-employee performs services for us or upon the attainment of performance milestones. The measurement date of the fair value of the options is the date on which the non-employees’ performance is complete. During the years ended December 31, 2000, 2001 and 2002, a measurement date has been reached and vesting has occurred for 142,258, 694,721 and 746,077 of these options, respectively. The fair value recognized related to these vested options for the years ended December 31, 2000, 2001 and 2002 was $3,202,034, $4,791,639 and $925,263, respectively.

Additionally, there were 150,000 options granted to non-employees outside of the Option Plans during January 2000 (not included in table above). These options became fully vested in January 2000. At December 31, 2000, 2001 and 2002, 75,000, 66,000 and 66,000, respectively, of these options remain unexercised. There were 200,000 options granted to directors outside of the Option Plans during October 2000 (not included in table above). The options became fully vested during 2001. At December 31, 2000, 2001 and 2002, 175,000 of these options remain unexercised. During the year ended December 31, 2000, there were 6,600,000 options granted to an employee outside of the Option Plans (not included in the table above). These options were exercised during 2000 in exchange for restricted stock.

The proposed changes to our management incentive compensation program in July 2002 were accounted for as the repurchase of restricted shares and the issuance of 14,623,850 new options to the employees involved (not included in table above).

At December 31, 2002, stock options outstanding were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Options	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 0.01– 1.99	1,463,625	7.78	$0.72	756,841	$0.63
2.00– 2.99	2,014,227	7.31	2.14	1,789,386	2.14
3.00– 3.99	1,950,070	8.03	3.10	1,401,151	3.10
4.00– 5.99	2,339,395	8.93	4.70	732,808	4.78
6.00– 9.99	2,325,996	8.87	6.04	695,215	6.04
10.00–20.00	595,899	8.23	16.08	539,647	16.05

	10,689,212	8.83	$4.31	5,915,048	$4.23

In connection with the grant of stock options to employees and non-employee directors in 2000, 2001 and 2002, we recorded deferred stock compensation of $221,178,267, $26,374,403 and $0, respectively, for the difference between the exercise price and the fair value of the underlying common stock at the date of the grant. Such amount is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the related stock options. Non-cash compensation expense of $32,943,122, $59,871,303 and $92,463,448 was recorded in the statement of operations for the years ended December 31, 2000, 2001 and 2002, respectively.

Warrants—Set forth below is a summary of our outstanding warrants at December 31, 2002.

Underlying Security	Exercise Price	Warrants	Expiration Date
Common Stock (1)	$3.05	313,560	September 21, 2005
Common Stock (2)	14.00	1,000,000	N/A

(1)	In conjunction with executing a supply contract with a customer in September 1999, we granted a warrant to purchase up to 5,226,000 shares of our common stock at an exercise price of $3.05 per share. Upon execution of the agreement, 1,045,200 of the shares subject to the warrant vested, with the vesting of the remaining shares dependent upon the volume of the customer’s purchases from us. As the 1,045,200 warrants vested upon execution of the supply agreement and are not subject to forfeiture, a measurement date has occurred for those warrants, and a charge of $1,048,707 was recorded to sales and marketing expense (as there was no contractual purchase commitment) for the year ended December 31, 1999 to reflect the fair value of the warrants at grant date. Under the terms of the original agreement, the vesting of the remaining warrants was dependent upon purchases made by the customer. Therefore, variable plan accounting was used and related charges varied each accounting period until a measurement date occurred. A measurement date occurred when customer purchases reached certain specified levels. In November 2000, the terms of our warrant agreement with the customer were amended, to immediately vest all of the remaining shares subject to the warrants. The shares subject to the warrants become exercisable based on the schedule of milestones previously contained in the original agreement. If the milestones are not reached by March 31, 2005, the remaining unexercised shares subject to the warrant shall then become exercisable. As a result of this amendment, a measurement date has been reached. In connection with the execution of this amendment, we recorded the fair value of the warrants, $90.6 million, as deferred warrant costs. This charge is being recorded as a reduction of revenue as the customer makes purchases under the agreement. Fair value was determined utilizing a Black-Scholes option pricing model. Assumptions utilized by us in our Black-Scholes calculations include volatility of 80%, expected life of three years, and a risk free interest rate of 6%. In the second quarter 2002, we repurchased a warrant to purchase 4,180,800 shares of our common stock for $5,500,000. During the year ended December 31, 2002, we recorded impairment charges to deferred warrant cost of approximately $44.1 million, as we do not believe that the customer will purchase additional equipment under the supply agreement (see Note 4, “Restructuring and Impairment of Long-Lived Assets”).

(2)	In conjunction with the execution of a customer supply agreement in September 2000, we granted a warrant to purchase 2,000,000 shares of common stock at an exercise price of $30 per share. All of the warrants vested upon execution of the agreement. In addition, on April 10, 2001 we issued a warrant to purchase 375,000 shares of our common stock at an exercise price of $14.00 per share, and the exercise price of the warrants to purchase 2,000,000 shares of our common stock referred to above was adjusted to $14.00 pursuant to the terms of the warrants. As the warrants vested upon execution of the agreement and are not subject to forfeiture, fair values of approximately $34.5 million and $3.5 million were determined upon execution of the agreement in September 2000 and its amendment in April 2001, respectively. The fair value of the warrants was calculated using the Black-Scholes Model with the following assumptions used: no dividend yield; risk free interest rates of 6.25% and 4.75%; expected volatilities of 80%; and expected lives of 3.25 years and 4.25 years. The fair value of the warrants has been capitalized as deferred warrant cost and is being recorded as an offset to revenue as purchases are made. In December 2001, coincident with the amendment of the customer supply agreement, warrants representing 1,375,000 shares of common stock were forfeited. We reduced the carrying value of deferred warrant costs and recorded a charge of approximately $19.2 million as an offset to gross revenue related to the forfeited warrants. The deferred warrant cost related to the 1,000,000 warrants that remain outstanding will continue to be amortized as a reduction of revenue based on customer purchases. During the year ended December 31, 2002 we recorded impairment charges to deferred warrant cost of approximately $13.7 million, as we do not believe that the customer will purchase additional equipment under the supply agreement (see Note 4, “Restructuring and Impairment of Long-Lived Assets”).

10.    NOTES PAYABLE

Secured Promissory Notes—Comdisco, Inc.

On November 23, 1999, we issued two secured promissory notes for $1,401,536 and $405,335 to Comdisco, Inc. (“Comdisco”). The notes were collateralized by substantially all of our equipment and bore interest of 7.5% per annum. The remaining balances under the notes were repaid during the year ended December 31, 2002.

Bank Loan

On January 22, 2001, we obtained a $540,000 bank loan. The loan is collateralized by the fixed assets purchased with the proceeds and bears interest of 7.0% per annum. The principal is payable in full on January 1, 2004, whereas interest is payable in monthly installments.

Lines of Credit

On November 11, 1999, Tellium obtained a $4,000,000 lease-line of credit from Comdisco. The line of credit bore an interest rate of 7.5% and expired on November 10, 2002. At December 31, 2001, we had not drawn any amount under this agreement.

During the year ended December 31, 2000, we entered into a $10,000,000 line of credit with a bank. The line of credit bears interest at 3.45% and expires on June 30, 2003. The outstanding balances on this line of credit at December 31, 2001 and 2002 were $8,000,000, respectively.

11.    EMPLOYEE BENEFIT PLAN

In July 1997, we adopted a 401(k) defined contribution plan covering all qualified employees. We match 50% of the participating employees’ first 5% of contributions, capped at a maximum 2.5% of the employee’s annual salary. Our matching contributions for 2000, 2001 and 2002 amounted to $328,076, $868,531 and $992,575, respectively.

12.    INCOME TAXES

A reconciliation of our income tax provision computed at the U.S. federal statutory rates to the recorded income tax provision for the years ended December 31, 2000, 2001 and 2002 is as follows:

	2000	2001	2002
Tax at U.S. statutory rate	$(38,900,000)	$(73,333,000)	$(144,478,000)
State income taxes, net of federal benefit	(6,670,000)	(18,102,000)	(28,381,000)
Research and development credits and other	(2,276,000)	(4,360,000)	—
Goodwill	—	5,413,000	20,452,000
Warrants	—	6,702,000	13,597,000
Other	—	—	125,000
Valuation allowance recorded	47,846,000	83,680,000	138,935,000

Recorded tax provision	$—	$—	$—

The components of our deferred tax asset at December 31, 2001 and 2002 are as follows:

	December 31
	2001	2002
Deferred tax assets:
Deferred revenue	$1,676,000	$130,000
Deferred rent	103,000	165,000
Warranty reserve	3,725,000	1,404,000
Net operating loss carryforwards	57,373,000	104,659,000
Intangible assets	7,283,000	30,339,000
Fixed assets	(1,095,000)	(2,478,000)
Research and development credits	7,590,000	8,996,000
Deferred compensation	45,584,000	99,338,000
Deferred warrant costs	19,522,000	31,338,000
Restructuring reserve	—	2,071,000
Other	41,000	45,000
Inventory reserve	5,386,000	12,101,000
Inventory capitalization	5,782,000	3,796,000

Total net deferred tax assets	152,970,000	291,905,000
Less valuation allowance	(152,970,000)	(291,905,000)

	$—	$—

At December 31, 2002, the Company has available $239 million of federal and state net operating loss carryforwards which will begin to expire for federal purposes in 2017 and in 2006 for the state purposes.

In addition, the use of the federal net operating loss carryforwards may be limited under IRC Sec. 382 due to certain changes in ownership.

The Company has approximately $8.9 million of available research and development tax credit carryforwards which will begin to expire in 2018.

The Company is not currently under audit from the Internal Revenue Service. The Company is currently under audit by the state of New Jersey. No material assessments or adjustments are anticipated to result from this audit.

13.    COMMITMENTS AND CONTINGENCIES

We lease certain telephone, computer and other equipment under long-term capital leases and have the option to purchase such equipment at a nominal cost at the termination of the leases. In addition, we are obligated under non-cancelable operating leases expiring on various dates through 2007 for facilities.

Future minimum lease payments for the capital and operating leases with initial or remaining terms in excess of one year as of December 31, 2002 are as follows:

	Capital Leases	Operating Leases
2003	$80,928	$2,607,876
2004	52,023	2,579,181
2005	—	2,001,918
2006	—	1,401,003
2007	—	341,953
Thereafter	—	—

Total future minimum lease payments	132,951	$8,931,931

Less amount representing interest	8,437

Present value of minimum lease payments	124,514

Less current portion of capital lease obligation	72,687

Noncurrent portion of capital lease obligation	$51,827

Rent expense for the years ended December 31, 2000, 2001 and 2002 was $739,261, $2,937,868 and $2,495,030, respectively.

14.    ACQUISITION AND LICENSE AGREEMENT

On September 1, 2000, we entered into an agreement with AT&T Corp. to license certain intellectual property in exchange for 1,500,000 shares of our common stock with a fair value of $45 million. The license has been recorded in intangible assets on the balance sheet and is being amortized over its estimated useful life of five years.

On October 10, 2000, we acquired Astarte by issuing 3,749,942 shares of our common stock to acquire all of the outstanding stock of Astarte. Astarte developed, manufactured, and sold switches for use in optical networks. We acquired Astarte primarily for its intellectual property. The acquisition has been accounted for under the purchase method and the results of operations for Astarte are included with our results of operations beginning October 10, 2000. The common stock issued by us was valued at $112.5 million. Identifiable intangible assets will be amortized over their estimated useful life of five years. Goodwill had been amortized until December 31, 2001 (see Note 3, “Goodwill” and Note 4, “Restructuring and Impairment of Long-Lived Assets”) . The allocation of the fair value of the net assets acquired is as follows:

Net Liabilities	$(835,774)
Core Technology	36,000,000
Goodwill	77,335,774

$112,500,000

The following unaudited pro forma financial information reflects the combined results of our operations and Astarte as if Astarte had been acquired on the first day of fiscal year 2000. The unaudited pro forma basis financial information also assumes that the license of intellectual property from AT&T had occurred on January 1, 2000. The summary includes the impact of certain adjustments, such as goodwill and intangible asset amortization and the number of shares outstanding. The unaudited pro forma financial information is not necessarily indicative of what actually would have occurred had the transactions occurred on January 1, 2000, nor are they intended to be a projection of future results.

Year Ended December 31, 2000
Revenue, net	$13,842,318
Net loss	(139,035,576)
Net loss per basic and diluted share	$(5.69)

15.    QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2001 and 2002:

	2002 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue—net	$46,703,720	$(25,725,567)	$1,451,172	$(26,161,283)
Gross profit	15,457,507	(51,576,887)	(12,787,120)	(31,733,639)
Operating loss	(29,319,212)	(214,910,508)	(114,717,245)	(57,380,866)
Net loss	(28,516,919)	(213,751,789)	(113,992,524)	(56,532,764)
Net loss per basic and diluted share	$(0.27)	$(1.98)	$(1.15)	$(0.57)

	2001 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue—net	$10,845,748	$23,524,468	$26,213,178	$15,061,915
Gross profit	118,634	3,287,776	437,691	(15,545,660)
Operating loss	(52,489,537)	(53,752,470)	(50,654,776)	(63,107,041)
Net loss	(49,812,760)	(51,497,917)	(48,163,476)	(61,514,855)
Net loss per basic and diluted share	$(3.20)	$(0.87)	$(0.47)	$(0.58)

16.    SUBSEQUENT EVENTS

Business Restructuring Plan

During the year ended December 31, 2002, continued deteriorating conditions in the telecommunications industry have contributed to our inability to secure additional customers and caused purchases by current customers to decline. On January 9, 2003, in response to these conditions, we announced a business restructuring plan designed to decrease our operating expenses. We expect to record a restructuring charge of approximately $6.7 million associated with a workforce reduction of approximately 130 employees. These charges include approximately $3.2 million for severance and extended benefits and $3.5 million for the consolidation of excess facilities, resulting in non-cancelable lease costs.

Changes to Management Incentive Compensation Program

On various dates between April and June 2000, we loaned funds to members of our management team on a full-recourse basis to enable them to exercise stock options with average exercise prices of $2.14 per share. Individuals receiving loans included executive officers, vice presidents, and other employees. Upon exercise of the stock options, each of these individuals received restricted stock that vested over four years, and pledged the restricted shares to secure payment of their loans to us. Our stock price has now fallen substantially below $2.14 per share, causing these loans to be under-collateralized while the individuals remained personally liable for payment on the loans when they come due.

In an effort to re-incentive management, in July 2002, our board of directors authorized changes to these management loans for 12 employees (then consisting of three executive officers, five vice presidents, three other employees, and one former vice president). We attempted to implement these changes but, as disclosed in our Form 8-K filed on September 3, 2002, Form 10-Q filed on August 15, 2002 and Form 10-Q filed on November 14, 2002, the board subsequently determined that the changes as implemented did not reflect its intentions and the scope of what it had authorized and that we should not go forward with the program at that time. Accordingly, the board determined that it should not ratify and approve the implementing documents that had been executed and that the documents and the transactions provided for by them were void and unenforceable against us. We do not know what position the individuals who signed implementing agreements in July 2002 will take with respect to this board action and are, therefore, unable to assess at this time whether these developments will have a material adverse effect on us. The board also determined to consider further what revisions, if any, should be made to our management incentive compensation program to address the concerns that led to the earlier effort. Based on the actions described above, accounting standards required that these notes, originally recourse notes, be treated as non-recourse in our financial statements. For a more detailed explanation, see Note 9, “Stockholders’ Equity”, subcaption “Restricted Stock”, of the “Notes to Consolidated Financial Statements” of this Form 10-K.

During January 2003, the board approved a set of changes to our management compensation program, including the loan arrangements. The board concluded that the existing arrangements, which were based largely on the restricted stock and related loans, were not providing proper incentives to our management. The changes approved by the board affected 15 continuing and former non-executive senior managers, 12 of whom owed us approximately $13.6 million, including interest, secured by approximately 5.8 million shares of restricted stock. None of the loans of our executive officers were affected by these changes.

Changes approved by the board for our non-executive senior managers consist of the following principal components, which we recently have offered to the affected individuals:

•	Repurchase of shares of restricted stock held by eight non-executive senior managers and one former non-executive senior manager (all of whom have outstanding loans) and their affiliates. We offered to pay $0.63 per share for the vested shares (the average of the daily closing prices of our common stock during the previous month, December 2002) and approximately $2.14 per share, plus accrued interest, for the unvested shares (the approximate contractual price at which we had the right to repurchase unvested shares under our original agreements with these individuals). We will apply all proceeds from our purchases of restricted stock, which is estimated to be approximately $5.6 million (assuming all of these individuals accept our offer), toward the respective individual’s outstanding loan.

•	Forgiveness of the remaining loan balances of these eight non-executive senior managers and one former non-executive senior manager and, assuming all of these individuals accept our offer, payment of cash bonuses in the approximate aggregate amount of $5.0 million to assist in satisfying the tax liability associated with the loan forgiveness. The eight non-executive senior managers must repay the cash bonuses if they resign from employment with us for other than good reason or are dismissed for cause before January 1, 2005. For the individuals who accept our offer, the loan forgiveness and cash bonuses will be in lieu of any other bonuses or incentive compensation payments for 2002 and 2003. We also offered to forgive the remaining loans owed to us by three former non-executive senior managers, but none of these individuals will receive cash bonuses to assist with their tax liability.

•	Non-competition agreements to be signed by all employees receiving loan forgiveness. The non-competes will expire one year after the termination of employment. Each of these employees, as well as the four former non-executive senior managers, will also be required to execute a general release and waiver of claims against us relating to his or her employment, including, without limitation, any claims relating to the agreements signed by these individuals in July 2002.

In connection with the approval of these changes to the outstanding loans, the board also approved the cancellation of stock options to purchase approximately 2.9 million shares of our common stock held by 11 non-executive senior managers, including three non-executive senior managers who did not have loans, and re-issuance of new stock options to purchase approximately 5.3 million shares of our common stock. The exercise price of the stock options to be cancelled is substantially above the current market price of our common stock. The new options will have an exercise price of $0.63 per share (the average of the daily closing prices of our common stock during the previous month, December 2002).

The board’s primary basis for approving these changes to the program was to stabilize and retain a core group of our managers in the wake of the major reductions in force that we have implemented and to restore incentives for their future performance. The board determined among other things that elimination of the loans would help address morale and productivity issues affecting the 11 continuing non-executive senior managers and that the re-pricing of the stock options held by our non-executive senior managers would realign their equity incentives with future shareholder value.

We are currently in the process of offering the changes discussed above to the affected individuals. We do not know what position the individuals who signed implementing agreements in July 2002 will take with respect to the board’s action to void these agreements or with respect to the revised program and are, therefore, unable to assess at this time whether these developments will have a material adverse effect on us.

None of our executive officers with restricted stock and related loans, Messrs. Carr, Bala, and Losch, were offered the share repurchase, loan forgiveness and cash bonus program discussed above. These executive officers are currently indebted to us under recourse loans with an aggregate outstanding balance of approximately $21.3 million, including interest. The loans are secured by approximately 8.7 million shares of restricted stock. We do not know what position the executives who signed implementing agreements in July 2002 will take with respect to the board’s action to void these agreements and are, therefore, unable to assess at this time whether these developments will have a material adverse effect on us.

Stock Option Exchange Offer

On August 1, 2002, we commenced an offer to exchange outstanding employee stock options having an exercise price of $2.14 or more per share in return for a combination of share awards for shares of common stock and new stock options to purchase shares of common stock. The exchange offer expired on September 4, 2002. Pursuant to the exchange offer, we accepted for exchange options to purchase 13,479,441 shares of common stock, representing approximately 91% of the options that were eligible to be tendered in the offer. On September 5, 2002, we issued 1,347,962 share awards of common stock, and on March 7, 2003, we granted 9,102,333 options to purchase common stock at an exercise price of $0.55 per share. The options vest from the original grant date of the options tendered in accordance with the original vesting schedule of the original option grant.

SCHEDULE II

TELLIUM, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2000, 2001 and 2002

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs (Deductions)	Balance at End of Period
Allowance for Doubtful Accounts
For the year ended December 31, 2000	$60,000	$61,000	$—	$121,000
For the year ended December 31, 2001	121,000	36,000	—	157,000
For the year ended December 31, 2002	157,000	717,088	874,088	—

Deferred Tax Valuation Allowance
For the year ended December 31, 2000	21,444,000	47,846,000	—	69,290,000
For the year ended December 31, 2001	69,290,000	83,680,000	—	152,970,000
For the year ended December 31, 2002	152,970,000	138,935,000	—	291,905,000

(c)	EXHIBIT INDEX:

The following documents are filed as exhibits to this report:

Exhibit	Description
3.1*	Amended and Restated Certificate of Incorporation of Tellium, Inc.

3.2*	Amended and Restated Bylaws of Tellium, Inc.

4.1*	Specimen common stock certificates

4.2*	Amended and Restated Stockholders’ Agreement dated as of September 19, 2000 by and among Tellium, Inc. and certain stockholders of Tellium, Inc.

4.3*	Supplemental Stockholders’ Agreement dated as of August 29, 2000 by and among Tellium, Inc. and certain former stockholders of Astarte Fiber Networks, Inc.

4.4*	Form of Supplemental Stockholders Agreement dated as of September 18, 2000 by and among Tellium, Inc. and Qwest Investment Company (fka U.S. Telesource, Inc.)

4.5*	Form of Supplemental Stockholders Agreement dated as of September 18, 2000 by and among Tellium, Inc. and the Holders listed therein

4.6*	Form of Supplemental Stockholders’ Agreement dated March 21, 2001 by and among Tellium, Inc. and the parties listed therein

4.7*	Supplemental Stockholders’ Agreement dated April 10, 2001 by and between Tellium, Inc. and Qwest Investment Company (fka U.S. Telesource, Inc.)

10.1*	Amended and Restated Securities Purchase Agreement dated as of February 10, 1999, among Tellium, Inc. and the purchasers named therein

10.2*

Stock Purchase Agreement dated as of February 11, 1999 by and among Tellium, Inc., Cisco Systems, Inc. and other investors, as amended pursuant to Amendment No. 1 dated May 5, 1999 to the Stock Purchase Agreement

10.3*	Stock Purchase Agreement dated as of December 2, 1999 by and among Tellium, Inc. and certain investors, as amended pursuant to Amendment No. 1 dated January 14, 2000 to the Stock Purchase Agreement

10.4†*	Purchase Agreement dated as of September 21, 1999 between Tellium, Inc. and Extant, Inc.

10.5*	Agreement and Plan of Merger dated as of August 29, 2000 by and among Tellium, Inc., Astarte Acquisition Corporation, Astarte Fiber Networks, Inc., AFN LLC and Aron B. Katz

10.6*	Stock Purchase Agreement dated September 1, 2000 by and between Tellium, Inc. and AT&T Corp.

10.7*	Stock Purchase Agreement dated as of September 19, 2000 by and among Tellium, Inc. and certain investors

10.8†*	Restated and Amended Intellectual Property Agreement dated December 30, 1998 between Bell Communications Research Inc. and Tellium, Inc.

10.9†*	Warrant to Purchase Common Stock granted to Extant, Inc. dated September 21, 1999, and Side Letter to Annex I to the Warrant dated December, 1999

10.10†*	Amendment to Warrant to Purchase Common Stock dated as of September 21, 1999 between Tellium, Inc. and Dynegy Global Communications, Inc. (as successor to Extant, Inc.), made as of November 2, 2000

10.11†*	Amendment to Purchase Agreement dated as of September 21, 1999 between Tellium, Inc. and Extant, Inc., made as of November 6, 2000

Exhibit	Description
10.12†*	Contract Manufacturing Agreement dated as of August 1, 2000 between Tellium, Inc. and Solectron Corporation

10.13†*	Agreement dated as of August 7, 2000 between Tellium, Inc. and Cable & Wireless Global Networks Limited

10.14*	Patent License Agreement dated September 1, 2000 by and between Tellium, Inc. and AT&T Corp.

10.15†*	“A” Warrants to Purchase Common Stock granted to Qwest Investment Company (fka U.S. Telesource, Inc.), dated as of September 18, 2000

10.16*	Business Loan Agreement dated June 1, 2000 by and among Tellium, Inc. and Commerce Bank/Shore N.A.

10.17*	Executive Employment Agreement dated as of December 31, 1999 between Tellium, Inc. and Harry J. Carr

10.18*	Restricted Stock Agreement (Time Vested Shares) dated as of April 4, 2000 by and between Tellium, Inc. and Harry J. Carr

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

10.25†

Amended and Restated Procurement Agreement dated December 14, 2001 between Tellium, Inc. and Qwest Communications Corporation (Incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 20, 2001)

10.26**	Retirement and Separation Agreement and Release dated as of December 21, 2001 between Richard W. Barcus and Tellium, Inc.

10.27***	Tellium 2002 Employee Stock Purchase Plan

10.28****	Tellium, Inc. Amended and Restated Special 2001 Stock Incentive Plan

10.29#	Form of Repurchase and Option Award Agreement

10.30#	Form of Loan Forgiveness Agreement

10.31#	Form of Option Award Agreement

10.32****	Assignment of Warrants dated as of June 26, 2002 between Dynegy Connect, L.P. and Tellium, Inc.

10.33****	Rider dated July 30, 2001 to the Business Loan Agreement between Tellium, Inc. and Commerce Bank/Shore N.A. dated June 1, 2000

Exhibit	Description
10.34†#	Second Amendment to Purchase Agreement dated as of August 7, 2000 between Tellium, Inc. and Cable & Wireless Global Networks Limited, made as of December 3, 2002

10.35+	2002 Stock Incentive Plan

21.1**	Subsidiaries of Tellium, Inc.

23.1#	Consent of Deloitte & Touche LLP

99.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Registration Statement filed on Form S-1, Registration No. 333-46362.
**	Incorporated by reference from the Annual Report filed on Form 10-K, for the fiscal year ended December 31, 2001.
***	Incorporated by reference from the Registration Statement filed on Form S-8, filed with the Securities and Exchange Commission on May 21, 2002.
****	Incorporated by reference from the Quarterly Report filed on Form 10-Q, for the period ended June 30, 2002.
+	Incorporated by reference from the Registration Statement filed on Form S-8, filed with the Securities and Exchange Commission on August 28, 2002.
†	Subject to a confidential treatment request.
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oceanport, State of New Jersey, on March 31, 2003.

TELLIUM, INC.

By:	/S/ HARRY J. CARR
Harry J. Carr Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended December 31, 2002 has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HARRY J. CARR Harry J. Carr	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2003

/S/ WILLIAM PROETTA William Proetta	President and Chief Operating Officer	March 31, 2003

/S/ WILLIAM B. BUNTING William B. Bunting	Director	March 31, 2003

/S/ MICHAEL M. CONNORS Michael M. Connors	Director	March 31, 2003

/S/ JEFFREY A. FELDMAN Jeffrey A. Feldman	Director	March 31, 2003

/S/ EDWARD F. GLASSMEYER Edward F. Glassmeyer	Director	March 31, 2003

/S/ RICHARD C. SMITH, JR. Richard C. Smith, Jr.	Director	March 31, 2003

/S/ WILLIAM A. ROPER, JR. William A. Roper, Jr.	Director	March 31, 2003

/S/ MICHAEL J. LOSCH Michael J. Losch	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

CERTIFICATIONS

I, Harry J. Carr, Chief Executive Officer of Tellium, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Tellium, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ HARRY J. CARR
Harry J. Carr Chief Executive Offier

Dated this 31st day of March, 2003

I, Michael J. Losch, Chief Financial Officer of Tellium, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Tellium, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ MICHAEL J. LOSCH
Michael J. Losch Chief Financial Officer

Dated this 31st day of March, 2003