Form 10-Q
period 2003-03-31
TELLIUM INC
filed 2003-05-13
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ______.

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

As of March 31, 2003, there were 114,378,317 shares outstanding of the registrant’s common stock, par value $0.001 per share.

TELLIUM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

TELLIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2002	March 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$171,019,242	$157,177,936
Accounts receivable	12,938	10,070,230
Inventories	13,744,549	13,653,129
Prepaid expenses and other current assets	2,289,880	1,511,995

Total current assets	187,066,609	182,413,290
PROPERTY AND EQUIPMENT—Net	40,533,504	33,843,084
OTHER ASSETS	753,657	759,276

TOTAL ASSETS	$228,353,770	$217,015,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$2,977,881	$3,970,961
Accrued expenses and other current liabilities	21,922,749	25,519,280
Current portion of notes payable	—	540,000
Current portion of capital lease obligations	72,687	74,119
Bank line of credit	8,000,000	8,000,000

Total current liabilities	32,973,317	38,104,360
LONG-TERM PORTION OF NOTES PAYABLE	540,000	—
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	51,827	32,695
OTHER LONG-TERM LIABILITIES	376,256	276,928

Total liabilities	33,941,400	38,413,983

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 25,000,000 shares authorized as of December 31, 2002 and March 31, 2003, 0 issued and outstanding as of December 31, 2002 and March 31, 2003	—	—
Common stock, $0.001 par value, 900,000,000 shares authorized, 116,494,448 and 116,828,318 issued as of December 31, 2002 and March 31, 2003, and 114,044,447 and 114,378,317 legally outstanding as of December 31, 2002 and March 31, 2003	116,495	116,829
Additional paid-in capital	1,008,592,465	1,022,667,603
Accumulated deficit	(779,931,974)	(817,376,211)
Deferred employee compensation	(20,424,253)	(12,866,191)
Common stock in treasury, at cost, 17,073,851 shares as of December 31, 2002 and March 31, 2003	(13,940,363)	(13,940,363)

Total stockholders’ equity	194,412,370	178,601,667

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$228,353,770	$217,015,650

See Notes to Condensed Consolidated Financial Statements.

TELLIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2002	2003

REVENUE	$54,059,575	$10,118,014
Non-cash charges related to equity issuances	7,355,855	—

REVENUE, net of non-cash charges related to equity issuances	46,703,720	10,118,014
COST OF REVENUE	31,246,213	9,063,057

Gross profit	15,457,507	1,054,957

OPERATING EXPENSES:
Research and development, excluding stock-based compensation	13,965,524	5,708,823
Sales and marketing, excluding stock-based compensation	7,155,520	2,198,363
General and administrative, excluding stock-based compensation	7,618,836	6,045,228
Amortization of intangible assets	4,050,000	—
Stock-based compensation expense	11,986,839	17,632,276
Restructuring and impairment of long-lived assets	—	7,392,310
Total operating expenses	44,776,719	38,977,000

OPERATING LOSS	(29,319,212)	(37,922,043)

OTHER INCOME (EXPENSE):
Other income (expense) – net	(55,669)	9,741
Interest income	1,178,933	552,271
Interest expense	(320,971)	(84,206)

Total other income	802,293	477,806

NET LOSS	$(28,516,919)	$(37,444,237)

BASIC AND DILUTED LOSS PER SHARE	$(0.27)	$(0.38)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	106,911,374	98,738,051

STOCK-BASED COMPENSATION EXPENSE
Cost of revenue	$1,453,144	$3,850,309
Research and development	7,519,619	3,113,603
Sales and marketing	2,934,838	7,045,539
General and administrative	1,532,382	7,473,134

	$13,439,983	$21,482,585

See Notes to Condensed Consolidated Financial Statements.

TELLIUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock

	Shares	Amount	Shares		Amount	Additional Paid-in Capital

JANUARY 1, 2003	116,494,448	$116,495	17,073,851	(1)	$(13,940,363)	$1,008,592,465
Issuance of common stock	312,870	313	—		—	146,736
Exercise of stock options and warrants	21,000	21	—		—	3,043
Forfeiture of unvested stock options	—	—	—		—	(442,189)
Deferred compensation	—	—	—		—	14,242,162
Amortization of deferred compensation	—	—	—		—	—
Warrant and option cost	—	—	—		—	125,386
Net loss	—	—	—		—	—

MARCH 31, 2003	116,828,318	$116,829	17,073,851		$(13,940,363)	$1,022,667,603

	Accumulated Deficit	Deferred Compensation	Stockholders’ Equity

JANUARY 1, 2003	$(779,931,974)	$(20,424,253)	$194,412,370
Issuance of common stock	—	—	147,049
Exercise of stock options and warrants	—	—	3,064
Forfeiture of unvested stock options	—	427,061	(15,128)
Deferred compensation	—	(14,242,162)	—
Amortization of deferred compensation	—	21,373,163	21,373,163
Warrant and option cost	—	—	125,386
Net loss	(37,444,237)	—	(37,444,237)

MARCH 31, 2003	$(817,376,211)	$(12,866,191)	$178,601,667

See Notes to Condensed Consolidated Financial Statements.

(1)  Of these shares, 14,623,850 are legally outstanding shares of common stock, which have been treated as treasury stock for financial statement purposes.

TELLIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,516,919)	$(37,444,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,572,311	5,036,271
Write down of impaired assets	—	656,156
Provision for doubtful accounts	(156,000)	—
Amortization of deferred compensation expense	13,193,889	21,358,035
Amortization of deferred warrant cost	7,355,855	—
Warrant and option cost related to third parties	246,094	125,386
Changes in assets and liabilities:
Decrease in due from stockholder	463,463	—
Increase in accounts receivable	(24,448,092)	(10,057,292)
Decrease in inventories	12,008,578	1,100,468
Decrease in prepaid expenses and other current assets	2,206,003	777,885
Decrease (increase) in other assets	327,511	(5,619)
Increase in accounts payable	1,154,086	993,080
Increase (decrease) in accrued expenses and other current liabilities	(752,239)	3,596,531
Increase (decrease) in other long-term liabilities	38,724	(99,328)

Net cash used in operating activities	(7,306,736)	(13,962,664)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,622,083)	(11,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and line of credit borrowings	(220,134)	—
Principal payments on capital lease obligations	(25,085)	(17,700)
Issuance of common stock	283,559	150,113

Net cash provided by financing activities	38,340	132,413

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,890,479)	(13,841,306)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	218,708,074	171,019,242

CASH AND CASH EQUIVALENTS, END OF PERIOD	$208,817,595	$157,177,936

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$164,128	$84,206

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

          The continued deteriorating conditions in the telecommunications industry has hindered our ability to secure additional customers and has caused current customers’ purchases to decline. As a result, on January 9, 2003, we announced a business restructuring plan designed to decrease our operating expenses. We recorded a restructuring charge of approximately $6.7 million associated with a workforce reduction of approximately 130 employees. These charges include approximately $3.2 million for severance and extended benefits and $3.5 million for the consolidation of excess facilities, resulting in non-cancelable lease costs.

          We also completed an assessment of the current carrying value of fixed assets on our balance sheet. Our analysis resulted in a write off of approximately $0.7 million related to these assets, which were idled as a result of our restructuring and for which management has a committed plan of disposal.

          The accompanying unaudited condensed consolidated financial statements included herein for Tellium have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the condensed consolidated financial statements included in this report reflect all normal recurring adjustments which we consider necessary for the fair presentation of the results of operations for the interim periods covered and of our financial position at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results to be expected for the entire year. These statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2002, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Equity-Based Compensation - Prior to 2003, we accounted for stock-based employee compensation arrangements under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” We selected the prospective method of adoption described in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This method applies fair value accounting to all new grants and modification or settlement of old grants after the beginning of the year of adoption. All other old grants will continue to be accounted for under the intrinsic value provision of APB No. 25.  We recorded approximately $18.4 million of stock-based compensation for new grants accounted for under SFAS No. 123, which is included in the $21.5 million in stock-based compensation recorded for the three months ended March, 31 2003.   The remaining $3.1 million of stock-based compensation recorded in the first quarter related to options granted prior to January 1, 2003.

          Had we elected to recognize compensation expense for stock options according to SFAS No. 123 since our inception, based on the fair value at the grant dates of the awards, net loss and net loss per share would have been as follows:

	Three Months Ended March 31,

	2002	2003

Net loss, as reported	$(28,516,919)	$(37,444,237)
Add: Stock-based employee compensation expense included in reported net income	13,193,889	2,933,287
Deduct: Stock-based employee compensation determined under fair value methods for all awards granted since May 8, 1997 (inception)	(20,903,613)	(2,453,135)

Pro forma net loss	$(36,226,643)	$(36,964,085)

Net loss per basic and diluted share:
As reported	$(0.27)	$(0.38)
Pro forma	(0.34)	(0.37)

          The weighted average fair value of our stock options was calculated using the Black-Scholes Model with the following weighted average assumptions used for grants: no dividend yield; risk free interest rates between 1.19% and of 6.25%; expected volatility of 0% (80% for grants issued during and after September 2000); and expected lives of one to four years. The weighted average fair value of options granted during the three months ended March 31, 2002 and 2003 was $2.39 and $0.21 per share, respectively.

          Net Loss Per Share - Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Weighted average common shares outstanding for purposes of computing basic net loss per share excludes the unvested portion of founders stock and restricted stock. For the three months ended March 31, 2003, 10,680,995 vested shares of restricted stock were treated as treasury stock for the calculation of weighted average common shares outstanding as a result of the accounting for the Management Incentive Compensation Program. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period, if dilutive. Potentially dilutive common shares are composed of the incremental common shares issuable upon the conversion of preferred stock and the exercise of stock options and warrants, using the treasury stock method. Due to our net loss, the effect of potentially dilutive common shares is anti-dilutive; therefore, basic and diluted net loss per share are the same. For the three months ended March 31, 2002 and 2003, potentially dilutive shares of 3,723,142 and 711,405, respectively, were excluded from the diluted weighted average shares outstanding calculation.

3.       RESTRUCTURING AND IMPAIRMENT OF LONG-LIVED ASSETS

          On June 24, 2002, in response to deteriorating conditions in the telecommunications industry, we announced a business restructuring plan designed to decrease our operating expenses. We recorded a restructuring charge of approximately $12.8 million associated with a workforce reduction and the consolidation of excess facilities, resulting in non-cancelable lease costs and write down of certain leasehold improvements.

          During the three months ended March 31, 2003, continued deteriorating conditions in the telecommunications industry have contributed to our inability to secure additional customers and caused purchases by current customers to decline. On January 9, 2003, in response to these conditions, we announced a business restructuring plan designed to decrease our operating expenses. We recorded a restructuring charge of approximately $6.7 million associated with a workforce reduction and the consolidation of excess facilities, resulting in non-cancelable lease costs.

          As of March 31, 2003, we terminated approximately 130 employees. During the first quarter of 2003, we recorded charges for the workforce reduction of approximately $3.2 million primarily related to severance and extended benefits. The remaining balance related to the workforce reduction of approximately $1.1 million will be paid during 2003.

          During the first quarter, we recorded a charge of approximately $3.5 million related to the consolidation of facilities.  We ceased use of our West Long Branch, NJ facility during the quarter ended March 31, 2003.  The remaining facilities balance of approximately $7.1 million as of March 31, 2003 is related to the net lease expense of non-cancelable leases, which will be paid over the respective lease terms through the year 2007.

          The following displays the activity and balances of the restructuring reserve account for the three months ended March 31, 2003:

	Workforce Reduction	Facility Consolidation	Total

Initial reserve recorded during 2002	$6,335,388	$6,500,000	$12,835,388
Non-cash reduction	(1,445,696)	(2,250,000)	(3,695,696)
Cash reductions	(4,046,864)	(386,172)	(4,433,036)

Restructuring liability as of December 31, 2002	842,828	3,863,828	4,706,656

Additional reserve recorded	3,163,802	3,572,352	6,736,154
Cash reductions	(2,872818)	(393,815)	(3,266,633)

Restructuring liability as of March 31, 2003	$1,133,812	$7,042,365	$8,176,177

          In addition, during the first quarter of 2003, we wrote down net property, plant, and equipment by approximately $0.7 million. This charge covers assets idled by restructuring for which we have a committed disposal plan.

4.       INVENTORIES

          Inventories consist of the following:

	December 31, 2002	March 31, 2003

Raw materials	$4,925,646	2,347,872
Work-in-process	5,758,245	1,804,516
Finished goods	3,060,658	9,500,741

	$13,744,549	13,653,129

5.       PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

	December 31, 2002	March 31, 2003

Equipment	$55,148,597	52,665,255
Furniture and fixtures	6,275,526	6,266,418
Acquired software	9,931,912	10,019,358
Leasehold improvements	7,140,801	7,143,822
Construction in progress	79,458	73,571

	78,576,294	76,168,424
Less accumulated depreciation and amortization	38,042,790	42,325,340

Property, plant and equipment—Net	$40,533,504	$33,843,084

6.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

          Accrued expenses and other current liabilities consist of the following:

	December 31, 2002	March 31, 2003

Accrued professional fees	$2,623,266	$2,429,432
Accrued compensation and related expenses	8,896,443	9,821,836
Deferred revenue	660,609	640,842
Warranty reserve	3,190,000	2,980,000
Restructuring reserve	4,706,656	8,176,177
Other	1,845,775	1,470,993

	$21,922,749	$25,519,280

          Changes in accrued product warranty expenses during the three months ended March 31, 2003 were as follows:

2003

Balance as of January 1	$3,190,000
Add: Product warranties issued during the year	603,000
Deduct: Reductions in product liability for payments made (in cash or in kind) during the year	(813,000)

Balance as of March 31	$2,980,000

7.       STOCKHOLDERS’ EQUITY

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

          In an effort to re-incentive management, in July 2002, our board of directors authorized changes to these management loans for 12 employees (then consisting of three executive officers, five vice presidents, three other employees, and one former vice president). We attempted to implement these changes but, as disclosed in our Form 8-K filed on September 3, 2002, Form 10-Q filed on August 15, 2002, Form 10-Q filed on November 14, 2002 and Form 10-K filed on March 31, 2003, the board subsequently determined that the changes as implemented did not reflect its intentions and the scope of what it had authorized and that we should not go forward with the program at that time. Accordingly, the board determined that it should not ratify and approve the implementing documents that had been executed and that the documents and the transactions provided for by them were void and unenforceable against us.

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

          As of May 13, 2003, all of the 15 continuing and former non-executive senior managers had executed agreements incorporating the board-approved changes to the management incentive program, including a general release and waiver of all claims against us relating to his or her employment, including without limitation, any claims relating to the agreements signed by these individuals in July 2002.  In addition, we have taken the following actions in accordance with the terms of these agreements:

•

We repurchased approximately 5.0 million shares of restricted stock held by eight non-executive senior managers and one former non-executive senior manager (all of whom have outstanding loans) and their affiliates. We paid $0.63 per share for the vested shares (the average of the daily closing prices of our common stock during the month prior to the approval of the changes by the board, December 2002) and approximately $2.14 per share, plus accrued interest, for the unvested shares (the approximate contractual price at which we had the right to repurchase unvested shares under our original agreements with these individuals). We applied all proceeds from our repurchases of restricted stock, of approximately $5.6 million , toward the respective individual’s outstanding loan.

•

We forgave the remaining loan balances of these eight non-executive senior managers and one former non-executive senior manager and will make a payment in May 2003 of cash bonuses in the approximate aggregate amount of $5.0 million to assist in satisfying the tax liability associated with the loan forgiveness. The eight non-executive senior managers must repay the cash bonuses if they resign from employment with us for other than good reason or are dismissed for cause before January 1, 2005. The loan forgiveness and cash bonuses are in lieu of any other bonuses or incentive compensation payments for 2002 and 2003. We forgave the remaining loans owed to us by three former non-executive senior managers, but none of these individuals received cash bonuses to assist with their tax liability.

•	We received executed non-competition agreements from all of the employees receiving loan forgiveness. The non-competes will expire one year after the termination of employment.

          In connection with the approval of these changes to the outstanding loans, the board also approved the cancellation of stock options to purchase approximately 2.7 million shares of our common stock held by 11 non-executive senior managers, including three non-executive senior managers who did not have loans, and re-issuance of new stock options to purchase approximately 5.3 million shares of our common stock. The exercise price of the stock options to be cancelled is substantially above the current market price of our common stock. In May 2003, we cancelled the stock options to purchase approximately 2.9 million shares of our common stock and issued new options with an exercise price of $0.63 per share (the average of the daily closing prices of our common stock during the month prior to the approval of the changes by the board, December 2002).  The offer to cancel and reissue these stock options was made during the quarter ended March 31, 2003.  We accounted for this offer in accordance with the provisions of SFAS No. 123, and charges related to this offer are included in the approximately $18.4 million of stock-based compensation recorded for new grants for the three months ended March 31, 2003.

          The board’s primary basis for approving these changes to the program was to stabilize and retain a core group of our managers in the wake of the major reductions in force that we have implemented and to restore incentives for their future performance. The board determined among other things that elimination of the loans would help address morale and productivity issues affecting the continuing non-executive senior managers and that the re-pricing of the stock options held by our non-executive senior managers would realign their equity incentives with future shareholder value.

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

          In addition, in March 2003, the board authorized the cancellation of approximately 3.2 million stock options held by our executive officers with exercise prices substantially above the current trading value of our common stock.  At the same time, the board authorized the reissuance of approximately 2.2 million stock options at an exercise price of $0.54 per share to our chief operating officer, chief financial officer and chief technology officer and 1.2 million shares of zero-priced restricted stock to our chief executive officer.

Stock Option Exchange Offer

          On August 1, 2002, we commenced an offer to exchange outstanding employee stock options having an exercise price of $2.14 or more per share in return for a combination of share awards for shares of common stock and new stock options to purchase shares of common stock. The exchange offer expired on September 4, 2002. Pursuant to the exchange offer, we accepted for exchange options to purchase 13,479,441 shares of common stock, representing approximately 91% of the options that were eligible to be tendered in the offer. On September 5, 2002, we issued 1,347,962 share awards of common stock, and on March 7, 2003, we granted 9,102,333 options to purchase common stock at an exercise price of $0.55 per share. The options vest from the original grant date of the options tendered in accordance with the vesting schedule of the original option grant.

8.       LEGAL PROCEEDINGS

          In late July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with our October 2000 merger with Astarte Fiber Networks, Inc. Corning alleges that Astarte, and Tellium as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract, and breached warranties presented in that contract. Corning seeks an award of $38 million, plus expenses and interest. We have filed a response with the American Arbitration Association that Tellium is not a proper party to the dispute. Similarly, a third party to the Demand has responded to the American Arbitration Association that Tellium is not relevant to the dispute. The dispute is presently in very early pre-arbitration proceedings. The arbiters have been empanelled. The parties held an informal hearing on February 27, 2003, and expect to hold the first preliminary hearing in the second quarter of 2003. At the preliminary hearing, we intend to make appropriate motions to dismiss the suit against us. It is too early in the dispute process to determine what impact, if any, that such dispute will have upon our business, financial condition, or results of operations. We intend to vigorously defend the claims made in any legal proceedings that may result and pursue any possible counter-claims against Corning, Astarte, and other parties associated with the claims.

          On various dates between approximately December 10, 2002 and February 27, 2003, eight class-action securities complaints were filed against Tellium in the United States District Court, District of New Jersey. These complaints allege, among other things, that Tellium and its then-current directors and executive officers and its underwriter violated the Securities Act of 1933 by making false and misleading statements preceding our initial public offering and in our registration statement prospectus relating to the securities offered in the initial public offering. The complaints further allege that these parties violated the Securities and Exchange Act of 1934 by acting recklessly or intentionally in making the alleged misstatements. The actions seek damages in an unspecified amount, including compensatory damages, costs, and expenses incurred in connection with the actions and equitable relief as may be permitted by law or equity. It is too early in the legal process to determine what impact, if any, these suits will have upon our business, financial condition, or results of operations. We intend to vigorously defend the claims made in these actions, which have been consolidated.

          On January 8, 2003 and January 27, 2003, two shareholder derivative complaints were filed on behalf of Tellium in the Superior Court of New Jersey. These complaints were made by plaintiffs who purport to be Tellium shareholders on behalf of Tellium, alleging, among other things, that Tellium directors breached their fiduciary duties to the company by engaging in stock transactions with individuals associated with Qwest, and in making materially misleading statements regarding our relationship with Qwest. The actions seek damages in an unspecified amount, including imposition of a constructive trust in favor of Tellium for the amount of profits allegedly received through stock sales, disgorgement of proceeds in connection with the stock option exercises, damages allegedly sustained by Tellium in connection with alleged breaches of fiduciary duties, costs, and expenses incurred in connection with the actions. These cases have been stayed by the court pending the anticipated filing and resolution of motions to dismiss in the above-referenced federal court securities actions. It is too early in the legal process to determine what impact, if any, these suits will have upon our business, financial condition, or results of operations. We intend to vigorously defend the claims made in these actions, which have been consolidated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis addresses the financial condition of Tellium and its subsidiaries as of March 31, 2003 compared with December 31, 2002, and our results of operations for the three months ended March 31, 2003 compared with the same period last year, respectively. You should read this discussion and analysis along with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report, and in conjunction with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2002.

          Certain matters discussed in this Form 10-Q are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, forecasts, and assumptions. These forward-looking statements involve known and unknown risks and uncertainties that may cause actual results to be materially different from the results expressed or implied by the forward-looking statements. The forward-looking statements in this Form 10-Q are only made as of the date of this report, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances. We consider all statements regarding anticipated or future matters, including any statements using forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “intend”, “may”, “should”, “will”, “would”, “projects”, “expects”, “plans”, or other similar words, to be forward-looking statements. Other factors which could materially affect such forward-looking statements or which cause our actual results to differ from estimates or projections contained in the forward-looking statements can be found under the heading “Risk Factors” of this Form 10-Q. Shareholders, potential investors, and other readers are urged to consider these factors, among others, carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements.

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

          Our revenue declined significantly in fiscal 2002 because of deteriorating conditions in the telecommunications industry, which have caused a rapid and significant decrease in capital spending by telecommunications service providers, including our customers. These unfavorable economic conditions have contributed to our inability to secure additional customers and caused purchases by current customers to significantly decline. Service providers have no longer been able to continue to fund aggressive deployments of equipment, including our products, within their networks. As a result, we have reduced our expectations for future growth in revenue and cash flows. In addition, our stock price continued to decline significantly during 2002 and into 2003. For the foreseeable future, we expect to continue to face a market that is both reduced in size and more difficult to predict and plan for.

          On June 24, 2002, in response to these severe economic conditions, we announced a business restructuring plan designed to decrease our operating expenses. We recorded a restructuring charge of approximately $12.8 million associated with a workforce reduction of approximately 200 employees and the consolidation of excess facilities, resulting in non-cancelable lease costs and write down of certain leasehold improvements. On January 9, 2003, we announced a second business restructuring plan to better align ongoing operating costs with industry conditions. We recorded a restructuring charge of approximately $6.7 million in January 2003 for the consolidation of excess facilities, resulting in non-cancelable lease costs and for severance and extended benefits associated with a reduction of our workforce by approximately 130 employees. Together, these restructurings resulted in a reduction in our work force of about 330 employees and restructuring charges of approximately $19.5 million. In addition to normal attrition, the two restructurings contributed significantly to a reduction in our workforce from 544 as of January 1, 2002 to 183 as of March 31, 2003. While the reduction of employees has affected all areas of our business operations, we expect that the restructurings will better align ongoing operating costs with industry conditions.

          We have purchase contracts with the following three customers: Cable & Wireless Global Networks Limited, Dynegy Connect, L.P., an affiliate of Dynegy Global Communications, and Qwest Communications Corporation. The three contracts were signed in 1999 and 2000. While the Dynegy, Qwest, and Cable & Wireless contracts originally had a total revenue expectation of $1 billion over the contract periods, we realized only limited revenue in 2002 and no revenue in the first quarter of 2003 from Dynegy and Qwest.  We realized revenues under the Cable & Wireless contract for the first time in the first quarter of 2003.  We do not expect to generate significant revenue from our customers for the balance of the contract periods compared to previous forecasts. We also had a contract with Lockheed Martin that we announced in April 2002. All obligations under this agreement, other than maintenance for ongoing technical support, were completed in 2002.

          Since our inception in May 1997, we have incurred significant losses, and as of March 31, 2003, we had an accumulated deficit of approximately $817.4 million. For the three months ended March 31, 2003, we had losses of approximately $37.4 million, compared to losses of approximately $28.5 million for the three months ended March 31, 2002.

          While we have taken actions to reduce our cost structure, we anticipate that we will continue to incur operating losses unless the overall economic environment improves, carriers resume meaningful spending on optical switches, and our revenue increases significantly compared to current levels. We currently anticipate that the cost of revenue and our resulting gross margin will continue to be adversely affected by the reduced demand for our products. A significant portion of our operating expenses is, and will continue to be, fixed in the short term. During the three months ended March 31, 2003, we incurred substantial operating losses of approximately $37.9 million, which includes charges of approximately $18.4 million related to our prospective change to the fair market value method of accounting for stock options in accordance with SFAS No. 123.  We adopted SFAS No. 123 on January 1, 2003. We have not achieved profitability on a quarterly or an annual basis since our inception and anticipate that we will continue to incur net losses for the foreseeable future. At this time, we have limited visibility into future revenue and cannot predict when, or if, the economic environment and demand for our products will improve.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Revenue

          For the three months ended March 31, 2003, we recognized revenue of approximately $10.1 million, which represents a decrease of $44.0 million from revenue of approximately $54.1 million for the three months ended March 31, 2002. The decrease is primarily due to unfavorable economic conditions resulting in significantly reduced capital expenditures of our existing customers and a corresponding decrease of purchases of our products during the first quarter of 2003 compared to the same period of 2002. Non-cash charges related to warrant issuances totaled $0 for the three months ended March 31, 2003, which represented an decrease of $7.4 million over non-cash charges related to warrant issuances of approximately $7.4 million for the same period in 2002. The decrease in non-cash charges is due to impairment charges of approximately $57.9 million for deferred warrant cost recorded during 2002, reducing the balance of deferred warrant cost to $0 as of December 31, 2002. Going forward, we do not expect to record any additional charges related to deferred warrant costs. As a result of the foregoing, revenue, net of non-cash charges related to equity issues, decreased from approximately $46.7 million for the three months ended March 31, 2002 to approximately $10.1 million for the three months ended March 31, 2003. There can be no certainty as to the severity or duration of the current economic downtown or its impact on our future revenue. We expect that revenue in 2003 will be down compared to 2002 although actual results may vary due to changes in the condition of our business.

     Cost of Revenue

          For the three months ended March 31, 2003, our cost of revenue totaled approximately $9.1 million, which represents a decrease of $22.1 million from cost of revenue of approximately $31.2 million for the three months ended March 31, 2002. The decrease was primarily due to reduced material cost of approximately $20.3 million related to the corresponding decrease in revenue during the three months ended March 31, 2003. The decrease was only partly offset by an increase in stock-based compensation charges of approximately $2.4 million. Cost of revenue includes stock-based compensation of approximately $3.9 million for the three months ended March 31, 2003 and approximately $1.5 million for the three months ended March 31, 2002. This increase of $2.4 million was primarily a result of the adoption of SFAS No. 123 on January 1, 2003. Gross profit was approximately $1.1 million and approximately $15.5 million for the three months ended March 31, 2003 and 2002, respectively. The approximately $14.4 million decrease in gross profit was primarily related to a significant decline in capital spending by our customers. Our cost of revenue is largely based on anticipated revenue trends and a high percentage of our costs are, and will continue to be, relatively fixed in the short term, although actual results may vary due to changes in the condition of our business.

     Research and Development Expense

          For the three months ended March 31, 2003, we incurred research and development expense of approximately $5.7 million, which represents a decrease of $8.3 million from research and development expense of approximately $14.0 million for the three months ended March 31, 2002. The decrease is attributed primarily to a decrease of research and development personnel expense by approximately $7.0 million in conjunction with workforce reductions in June 2002 and January 2003. We expect that research and development expense will decrease in future periods, although actual results may vary due to changes in the condition of our business.

     Sales and Marketing Expense

          For the three months ended March 31, 2003, we incurred sales and marketing expense of approximately $2.2 million, which represents a decrease of approximately $5.0 million from sales and marketing expense of approximately $7.2 million for the three months ended March 31, 2002. The decrease resulted primarily from a reduction of sales and marketing personnel expense by approximately $2.8 million and a decline of expenses for advertising and promotion by approximately $1.7 million. In order to decrease sales and marketing expenses in future periods, we will engage in more targeted marketing using focused and lower-cost programs specifically addressing geographic markets with the potential of near-term customer opportunities. This is in contrast to our more broad-based market-wide marketing activities of past periods, which were inherently more comprehensive and therefore more expensive. We expect that sales and marketing expense will decrease in future periods, although actual results may vary due to changes in the condition of our business.

     General and Administrative Expense

          For the three months ended March 31, 2003, we incurred general and administrative expense of approximately $6.0 million, which represents an decrease of $1.6 million from general and administrative expense of approximately $7.6 million for the three months ended March 31, 2002. The decrease was primarily due to a decrease of facilities expenses by approximately $0.9 million and personnel-related expenses by approximately $0.5 million. We expect that general and administrative expense will decrease in future periods, although actual results may vary due to changes in the condition of our business.

     Amortization of Intangible Assets

          We incurred no amortization expense for the three months ended March 31, 2003, which represents a decrease of $4.1 million from amortization expense of approximately $4.1 million for the three months ended March 31, 2002. For the three months ended March 31, 2002, these amounts were due to the amortization of identifiable intangible assets relating to our acquisition of Astarte in 2000 and an intellectual property license from AT&T Corp. in 2000, both of which were amortized over an estimated useful life of 5 years. The decrease in amortization expense is due to impairment charges of approximately $53.1 million in 2002, which reduced the remaining balance of intangible assets to $0 as of December 31, 2002.

     Stock-Based Compensation Expense

          For the three months ended March 31, 2003, we recorded stock-based compensation expense of approximately $21.5  million, which represents an increase of $8.1 million over stock-based compensation expense of approximately $13.4 million for the three months ended March 31, 2002. The increase was primarily due to the adoption of SFAS No. 123. Prior to 2003, we accounted for stock-based employee compensation arrangements under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” We selected the prospective method of adoption described in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This method applies fair value accounting to all new grants and modification or settlement of old grants after the beginning of the year of adoption. All other old grants will continue to be accounted for under the intrinsic value provision of APB No. 25.  We recorded approximately $18.4 million stock-based compensation for new grants, which is included in the $21.5 million in stock-based compensation recorded for the three months ended March, 31 2003.   The remaining $3.1 million of stock-based compensation recorded in the first quarter related to grants existing prior to January 1, 2003.  The increase was partly offset by a decrease of stock-based compensation expense recorded under APB No. 25 due to the completion of our stock option exchange program for employees on September 4, 2002.

     Restructuring and Impairment of Long-Lived Assets

          During the three months ended March 31, 2003, continued deteriorating conditions in the telecommunications industry have contributed to our inability to secure additional customers and caused purchases by current customers to decline. On January 9, 2003, in response to these conditions, we announced a business restructuring plan designed to decrease our operating expenses. We recorded a restructuring charge of approximately $6.7 million associated with a workforce reduction and the consolidation of excess facilities, resulting in non-cancelable lease costs.

          During the quarter ended March 31, 2003, we terminated approximately 130 employees. During the first quarter of 2003, we recorded charges for the workforce reduction of approximately $3.2 million primarily related to severance and extended benefits. In addition, we recorded a charge of approximately $3.5 million related to the consolidation of facilities.

          In addition, during the first quarter of 2003, we wrote down net property, plant, and equipment by approximately $0.7 million. These charges cover assets idled by restructuring for which we have a committed disposal plan.

          We do not believe that the restructuring program will have a material impact on revenues.  We expect that the actions described above will result in an estimated annual reduction in employee-related expenses and cash flows of approximately $10 to $15 million.

     Interest Income, Net

          For the three months ended March 31, 2003, we recorded interest income, net of interest expense, of approximately $0.5 million, which represents a decrease of $0.4 million from interest income, net of interest expense, of approximately $0.9 million for the three months ended March 31, 2002. Net interest income consists of interest earned on our cash and cash equivalent balances, offset by interest expense related to outstanding borrowings. The decrease in our interest income for this period is primarily attributable a lower average cash balance and to lower interest rates for the three months ended March 31, 2003, as compared to the same period in 2002.

     Income Taxes

          We recorded no income tax provision or benefit for the three months ended March 31, 2003 and 2002, due to our operating loss position and the uncertainty of our ability to realize our deferred income tax assets, including our net operating loss carry forwards.

Liquidity and Capital Resources

          We finance our operations primarily through available cash and, to a limited extent, through cash flows from operations. As of March 31, 2003, our cash and cash equivalents totaled approximately $157.2 million, compared to $171.0 million as of December 31, 2002. As of March 31, 2003, our working capital totaled approximately $144.3 million, compared to $154.1 million as of December 31, 2002. The decrease was primarily due to cash used in operating activities.

          Cash used in operating activities for the three months ended March 31, 2003 was approximately $14.0 million, which represents an increase of $6.7 million from cash used in operating activities of approximately $7.3 million for the three months ended March 31, 2002. The increase reflects primarily net losses of approximately $37.4 million.  The net losses and the increase in accounts receivable of approximately $10.1 million were only partly offset by non-cash charges of approximately $22.1 million and depreciation and amortization of approximately $5.0 million.

          We did not use any cash in investing activities for the three months ended March 31, 2003, which represents a decrease of $2.6 million from cash used in investing activities of approximately $2.6 million for the three months ended March 31, 2002. The decrease reflects primarily the result of decreased capital requirements during three months ended March 31, 2003.

          Cash provided by financing activities for the three months ended March 31, 2003 was approximately $0.1 million, which represents a slight increase of $0.1 million from cash provided by financing activities of approximately $0 million for the three months ended March 31, 2002. Cash provided by financing activities during three months ended March 31, 2003 was primarily attributable to the issuance of common stock under our employee stock purchase plan.

          During the year ended December 31, 2000, we entered into a $10.0 million line of credit with Commerce Bank. The line of credit bears interest at 3.45% and expires on June 30, 2003. As of December 31, 2002 and March 31, 2003, approximately $8.0 million was outstanding under this line of credit. There are no financial covenants related to this line of credit.

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

          At current revenue levels, we anticipate that some portion of our available cash will continue to be consumed by operations. If we do not obtain revenues from our customers or new customers, we will continue to use our available cash to fund our operating activities. We may also use a portion of our available cash, and may need additional capital, to acquire or invest in businesses, technologies or products that are complementary to our business. We have not determined the amounts we plan to spend on any of the uses described above or the timing of these expenditures.

          Based on our current plans and business conditions, we believe that our current cash, cash equivalents, investments, our line of credit facilities, and cash anticipated to be available from future operations will enable us to meet our working capital, capital expenditure, and other liquidity requirements for the next 12 months.

          We have no contractual obligations other than those recorded on our balance sheet, except for our operating lease agreements for facilities, which expire on various dates through 2007.

RISK FACTORS

          Certain matters discussed in this Form 10-Q are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, forecasts, and assumptions that involve risks and uncertainties. We consider all statements regarding anticipated or future matters, including without limitation the following, to be forward-looking statements:

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

          These forward-looking statements involve known and unknown risks and uncertainties that may cause actual results to be materially different from the results expressed or implied by the forward-looking statements. The forward-looking statements in this Form 10-Q are only made as of the date of this report, and we undertake no obligation to publicly update these forward-

looking statements to reflect subsequent events or circumstances. Shareholders, potential investors, and other readers are urged to consider carefully the following factors, among others, in evaluating the forward-looking statements:

Risks Related To Our Business And Financial Results

We have incurred significant losses to date and expect to continue to incur losses in the future, which may cause our stock price to decline.

          We have incurred significant losses to date and expect to continue to incur losses in the future. We had net losses of approximately $37.4 million for the three months ended March 31, 2003 and approximately $28.5 million for the three months ended March 31, 2002. As of March 31, 2002 and 2003, we had an accumulated deficit of approximately $395.7 million and approximately $817.4 million, respectively. We have significant fixed expenses and expect to continue to incur significant manufacturing, research and development, sales and marketing, administrative, and other expenses in connection with the ongoing development of our business. In order to become profitable, we will need to generate and sustain higher revenue. If we do not generate sufficient revenue to achieve or sustain profitability, our stock price could continue to decline.

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

          For the three months ended March 31, 2002, we derived [significant revenue] [a significant amount of our revenue] from sales under our contracts with Dynegy Connect and Qwest. We did not generate any revenue from Dynegy or Qwest during the three months ended March 31, 2003, and we anticipate that the revenue associated with both of these customers will be significantly diminished in future periods.

          Under the terms of the contract with Dynegy Connect, to the extent Dynegy Connect elects to purchase optical switches, it is required to purchase its full requirements for them from us until November 1, 2003. However, Dynegy Connect is not contractually obligated to purchase future products or services from us and may discontinue doing so at any time. We do not expect any significant purchases to be made by Dynegy Connect during the remaining contract period. On March 31, 2003, Dynegy Global, the parent corporation of Dynegy Connect, announced an agreement to sell its communications network to an affiliate of 360Netwroks Corporation, a leading provider of data telecommunications services.  Dynegy’s customer base, fiber leases, co-location facilities, and other obligations and assets related to the U.S. communications network are included in the sale. The transaction, which is expected to close in the June quarter of 2003, is subject to regulatory and other approvals, including lender consent. If Dynegy closes the sale of the business, it is unclear whether or not we would receive any additional purchases for the network from the new owner. If they close down the network, we will not receive any additional purchases from Dynegy.

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

          Under our original agreement with Cable & Wireless, Cable & Wireless had made a commitment to purchase a minimum of $350 million of our optical switches by August 7, 2005. On December 17, 2002, we announced a major change to the original Cable & Wireless contract. Cable & Wireless committed to make certain purchases of our equipment during the first and second quarters of 2003, pursuant to the terms of the amended contract. Once that commitment has been satisfied, Cable & Wireless may, but then would no longer be obligated to, place additional orders for our equipment. During the quarter ended March 31, 2003,  Cable & Wireless began deployment of our switches in their global network.

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

          We believe that the industry in which we compete may enter into a consolidation phase. In 2001, one of our larger competitors, CIENA Corporation, completed the acquisition of another company in our industry, ONI Systems Corp. Over the past two years, the market valuations of the majority of companies in our industry have declined significantly, and most companies have experienced dramatic decreases in revenue due to decreased customer demand in general, a smaller customer base due to the financial difficulties impacting emerging service providers, reductions in capital expenditures by incumbent service providers, and other factors. We expect that the weakened financial position of many companies in our industry may cause acquisition activity to increase. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as we compete to be a single-product family vendor and could have a material adverse effect on our business, operating results, and financial condition.

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

          We have recorded deferred compensation expense and have begun to amortize non-cash charges to earnings as a result of options and other equity awards granted to employees and non-employee directors. Our future operating results will reflect the continued amortization of those charges over the vesting period of these options and awards. At March 31, 2003, we had recorded deferred compensation expense of approximately $12.9 million, which will be amortized to stock-based compensation expense through 2005.

          In addition, in March 2003, the board authorized the cancellation of approximately 3.2 million stock options held by our executive officers with exercise prices substantially above the current trading value of our common stock.  At the same time, the board authorized the reissuance of approximately 2.2 million stock options at an exercise price of $0.54 per share to our chief operating officer, chief financial officer and chief technology officer and 1.2 million shares of zero-priced restricted stock to our chief executive officer.  In May 2003, upon finalization of the management incentive compensation program for non-executive officers and certain other employees, the participants of the program surrendered approximately 5.0 million shares of restricted stock, and we cancelled approximately 2.9 million stock options held by these individuals with exercise prices substantially above the current trading value of our common stock. We then reissued approximately 5.3 million stock options to these employees, at an exercise price of $0.63 per share. Based on accounting standards involving stock compensation, we may incur variable accounting costs related to the stock options issued in the cancellation/regrant programs. Those standards require us to remeasure compensation costs for these options each reporting period based on changes in the market value of the underlying common stock. Depending on movements in the market value of our common stock, the variable accounting treatment of those stock options may result in significant additional non-cash compensation costs in future periods.

          Prior to 2003, we accounted for stock-based employee compensation arrangements under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” We selected the prospective method of adoption described in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This method applies fair value accounting to all new grants and modification or settlement of old grants after the beginning of the year of adoption. All other old grants will continue to be accounted for under the intrinsic value provision of APB No. 25.  We recorded approximately $18.4 million stock-based compensation for new grants, which is included in the $21.5 million in stock-based compensation recorded for the three months ended March, 31 2003. The remaining $3.1 million of stock-based compensation recorded in the first quarter of 2003 related to grants existing prior to January 1, 2003.  It is unknown what affect, if any, this change to SFAS No. 123 will have on the price of our common stock.

          All of the non-cash charges related to equity issuances referred to above may negatively impact future operating results. It is possible that some investors might consider the impact on operating results to be material, which could result in a decline in the price of our common stock.

We could become subject to claims our executive officers regarding agreements they signed in July 2002 that were subsequently voided by our board of directors. A resolution of these claims in their favor would have a material adverse effect on our business.

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

          In an effort to re-incentive management, in July 2002, our board of directors authorized changes to these management loans for 12 employees (then consisting of three executive officers, five vice presidents, three other employees, and one former vice president). As part of these changes, the affected individuals were to be provided the opportunity to deliver to us vested and unvested restricted shares to be applied against the notes in specified amounts, the maturity of the remaining balance of the notes was to be extended, other terms of these notes were to be modified, and we would agree to pay a bonus to the individuals who participated in the program in the event a change in control of Tellium occurred. We attempted to implement these changes but, as disclosed in our Form 8-K filed on September 3, 2002, Form 10-Q filed on August 15, 2002, Form 10-Q filed on November 14, 2002 and Form 10-K filed on March 31, 2003, the board subsequently determined that the changes as implemented did not reflect its intentions and the scope of what it had authorized and that we should not go forward with the program at that time Accordingly, the board determined that it should not ratify and approve the implementing documents that had been executed in July 2002 and that the documents and the transactions provided for by them were void and unenforceable against us. During January 2003, the board approved a new set of changes to our management compensation program, including the loan arrangements. The board concluded that the existing arrangements, which were based largely on the restricted stock and related loans, were not providing proper incentives to our management. The changes approved by the board affected the nine non-executive employees referenced above. As of May 13, 2003, all of the affected individuals had executed agreements incorporating the board-approved changes to the management incentive program, including a general release and waiver of claims against us relating to his or her employment, including without limitation, any claims relating to these agreements signed by these individuals in July 2002.  None of the loans of our executive officers were affected by these changes.  We do not know what position the executives who signed implementing agreements in July 2002 will take with respect to this board action and are, therefore, unable to assess at this time whether these developments will have a material adverse effect on us. However, if they seek to enforce the voided agreements against us and are successful, we would be required to pay significant bonuses to these individuals in the event of a change in control in an amount sufficient to fully pay off the balance of the outstanding loans held by these individuals and to pay taxes imposed upon the bonus amount. If we are required to make future bonus payments, the financial condition of our business would be seriously and adversely harmed.

We face risks associated with our restructuring plans that may adversely affect our business, operating results, and financial condition.

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

          Additionally, estimates and assumptions used in asset valuations are subject to uncertainties, as are accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets. As a result, future market conditions may result in further charges for the write-down of tangible assets.

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

          On August 7, 2002, the Nasdaq Stock Market, Inc. notified us that our stock had traded for more than 30 consecutive trading days below the $1.00 minimum per share price required for continued listing on the Nasdaq National Market. Subsequently, we transferred our common stock to the Nasdaq SmallCap Market at the opening of business on November 19, 2002.  By transferring to the Nasdaq SmallCap Market, we received an extended grace period to August 5, 2003 in which to satisfy the minimum bid price requirement of $1.00 per share. With the exception of the $1.00 minimum per share price requirement, we believe that we are currently in compliance with all listing requirements for the Nasdaq SmallCap Market. In light of a recent change by Nasdaq extending its bid price grace period, it is likely that we will receive an additional 180-day extension when our initial extended grace period expires, although there can be no assurances that we will receive this extension. Furthermore, we may be eligible to transfer back to the Nasdaq National Market if our bid price maintains the $1.00 per share requirement for 30 consecutive trading days and we have maintained compliance with all other continued listing requirements on the Nasdaq National Market. If we do not meet the continued listing requirements for the Nasdaq SmallCap Market on or before August 5, 2003and are not successful in an appeal from any adverse determination, our common stock may be delisted from trading on the Nasdaq SmallCap Market and could trade on the OTC Bulletin Board. The OTC Bulletin Board is a substantially less liquid market than the Nasdaq National Market or the Nasdaq SmallCap Market.

          In addition, the delisting of our common stock from either the Nasdaq National Market or the Nasdaq SmallCap Market may have a material adverse effect on us by, among other things, reducing:

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

          If delisted, we cannot assure you when, if ever, our common stock would once again be eligible for listing on either the Nasdaq National Market or the Nasdaq SmallCap Market.

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

          On January 8, 2003 and January 27, 2003, two shareholder derivative complaints were filed on behalf of Tellium in the Superior Court of New Jersey. These complaints were made by plaintiffs who purport to be Tellium shareholders on behalf of Tellium, alleging, among other things, that Tellium directors breached their fiduciary duties to the company by engaging in stock transactions with individuals associated with Qwest, and in making materially misleading statements regarding our relationship with Qwest. The actions seek damages in an unspecified amount, including imposition of a constructive trust in favor of Tellium for the amount of profits allegedly received through stock sales, disgorgement of proceeds in connection with the stock option exercises, damages allegedly sustained by Tellium in connection with alleged breaches of fiduciary duties, costs, and expenses incurred in connection with the actions. These cases have been stayed by the court pending the anticipated filing and resolution of motions to dismiss in the above-referenced federal court securities actions. It is too early in the legal process to determine what impact, if any, these suits will have upon our business, financial condition, or results of operations. We intend to vigorously defend the claims made in these actions, which have been consolidated.

          In addition to the securities litigation, in late July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with our October 2000 merger with Astarte Fiber Networks, Inc. Corning alleges that Astarte, and Tellium as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract, and breached warranties presented in that contract. Corning seeks an award of $38 million, plus expenses and interest. We have filed a response with the American Arbitration Association that Tellium is not a proper party to the dispute. Similarly, a third party to the Demand has responded to the American Arbitration Association that Tellium is not relevant to the dispute. The dispute is presently in very early pre-arbitration proceedings. The arbiters have been empanelled. The parties held an informal hearing on February 27, 2003, and expect to hold the first preliminary hearing in the second quarter of 2003. At the preliminary hearing, we intend to make appropriate motions to dismiss the suit against us. It is too early in the dispute process to determine what impact, if any, that such dispute will have upon our business, financial condition or results of operations. We intend to vigorously defend the claims made in any legal proceedings that may result and pursue any possible counter-claims against Corning, Astarte, and other parties associated with the claims.

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

          In late July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with our October 2000 merger with Astarte Fiber Networks, Inc. Corning alleges that Astarte, and Tellium as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract, and breached warranties presented in that contract. Corning seeks an award of $38 million, plus expenses and interest. We have filed a response with the American Arbitration Association that Tellium is not a proper party to the dispute. Similarly, a third party to the Demand has responded to the American Arbitration Association that Tellium is not relevant to the dispute. The dispute is presently in very early pre-arbitration proceedings. The arbiters have been empanelled. The parties held an informal hearing on February 27, 2003, and expect to hold the first preliminary hearing in the second quarter of 2003. At the preliminary hearing, we intend to make appropriate motions to dismiss the suit against us. It is too early in the dispute process to determine what impact, if any, that such dispute will have upon our business, financial condition, or results of operations. We intend to vigorously defend the claims made in any legal proceedings that may result and pursue any possible counter-claims against Corning, Astarte, and other parties associated with the claims.

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

          At March 31, 2003, we had approximately $157.2 million in cash and cash equivalents. Based on our current plans and business conditions, we believe that our current cash, cash equivalents, investments, our line of credit facilities and cash anticipated to be available from future operations, will enable us to meet our working capital, capital expenditure requirements, and other liquidity requirements for the next 12 months. We may need to raise additional funding at that time or earlier if we decide to undertake more rapid expansion, including acquisitions of complementary products or technologies, or if we increase our marketing and/or research and development efforts in order to respond to competitive pressures. As a result, we may need to raise substantial additional capital. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of our planned product development and/or marketing and sales efforts and we may be unable to respond appropriately to competitive pressures, any of which would seriously harm our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of additional securities could result in dilution to our existing stockholders. If additional funds are raised through the issuance of debt securities, their terms could impose additional restrictions on our operations.

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

Item 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

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

Item 4	Controls and Procedures.

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

In late July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with our October 2000 merger with Astarte Fiber Networks, Inc. Corning alleges that Astarte, and Tellium as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract, and breached warranties presented in that contract. Corning seeks an award of $38 million, plus expenses and interest. We have filed a response with the American Arbitration Association that Tellium is not a proper party to the dispute. Similarly, a third party to the Demand has responded to the American Arbitration Association that Tellium is not relevant to the dispute. The dispute is presently in very early pre-arbitration proceedings. The arbiters have been empanelled. The parties held an informal hearing on February 27, 2003, and expect to hold the first preliminary hearing in the second quarter of 2003. At the preliminary hearing, we intend to make appropriate motions to dismiss the suit against us. It is too early in the dispute process to determine what impact, if any, that such dispute will have upon our business, financial condition, or results of operations. We intend to vigorously defend the claims made in any legal proceedings that may result and pursue any possible counter-claims against Corning, Astarte, and other parties associated with the claims.

On various dates between approximately December 10, 2002 and February 27, 2003, eight class-action  securities complaints were filed against Tellium in the United States District Court, District of New Jersey. These complaints allege, among other things, that Tellium and its then-current directors and executive officers and its underwriter violated the Securities Act of 1933 by making false and misleading statements preceding our initial public offering and in our registration statement prospectus relating to the securities offered in the initial public offering. The complaints further allege that these parties violated the Securities and Exchange Act of 1934 by acting recklessly or intentionally in making the alleged misstatements. The actions seek damages in an unspecified amount, including compensatory damages, costs, and expenses incurred in connection with the actions and equitable relief as may be permitted by law or equity. It is too early in the legal process to determine what impact, if any, these suits will have upon our business, financial condition, or results of operations. We intend to vigorously defend the claims made in these actions, which have been consolidated.

On January 8, 2003 and January 27, 2003, two shareholder derivative complaints were filed on behalf of Tellium in the Superior Court of New Jersey. These complaints were made by plaintiffs who purport to be Tellium shareholders on behalf of Tellium, alleging, among other things, that Tellium directors breached their fiduciary duties to the company by engaging in stock transactions with individuals associated with Qwest, and in making materially misleading statements regarding our relationship with Qwest. The actions seek damages in an unspecified amount, including imposition of a constructive trust in favor of Tellium for the amount of profits allegedly received through stock sales, disgorgement of proceeds in connection with the stock option exercises, damages allegedly sustained by Tellium in connection with alleged breaches of fiduciary duties, costs, and expenses incurred in connection with the actions. These cases have been stayed by the court pending the anticipated filing and resolution of motions to dismiss in the above-referenced federal court securities actions. It is too early in the legal process to determine what impact, if any, these suits will have upon our business, financial condition, or results of operations. We intend to vigorously defend the claims made in these actions, which have been consolidated.

Item 2.	Changes in Securities and Use of Proceeds.

(a)	Changes in Securities.

None.

(b)	Use of Proceeds.

On May 17, 2001, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-46362) was declared effective by the Securities and Exchange Commission. The net proceeds of our initial public offering were approximately $139.5 million. The proceeds of this offering were invested in short-term, interest-bearing, investment-grade securities. We expect to use the net proceeds from this offering primarily to fund operating losses and for working capital and other general corporate purposes to implement our business strategies. We may also use a portion of the net proceeds from our initial public offering to acquire or invest in businesses, technologies, or products that are complementary to our business

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit	Description

99.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Add material agreements for Harry? Mike? Krishna? Bill?

#	Filed herewith

(a)	Reports on Form 8-K.

On April 3, 2003, we filed a report on Form 8-K announcing the appointment of three new members to our board of directors, Kathleen Perone, President and CEO of Focal Communications; Gerald Gorman, founder and Chairman of EasyLink Services Corporation; and Bart Shigemura, who recently served as Chairman of Alidian Networks. These directors replaced five resigning directors, William Bunting, Jeffrey Feldman, Edward Glassmeyer, William Roper, and Richard Smith, all of whom joined our board before our initial public offering in May 2001.

On May 1, 2003, we filed a report on Form 8-K announcing our financial results for the quarter ended March 31, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLIUM, INC.

Dated: May 13, 2003	/s/ HARRY J. CARR

Harry J. Carr Chairman of the Board and Chief Executive Officer

Dated: May 13, 2003	/s/ MICHAEL J. LOSCH

Michael J. Losch Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Harry J. Carr, Chief Executive Officer of Tellium, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tellium, Inc.;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Dated this 13th day of May, 2003

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Dated this 13th day of May, 2003

/s/ MICHAEL J. LOSCH

Michael J. Losch Chief Financial Officer