Form 10-Q
period 2003-06-30
TELLIUM INC
filed 2003-08-13
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO _______.

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

As of June 30, 2003, there were 111,789,117 shares outstanding of the registrant’s common stock, par value $0.001 per share.

TELLIUM, INC.

INDEX

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):	1

	Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	1

	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2003 and June 30, 2002 and for the Six Months Ended June 30, 2003 and June 30, 2002	2

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2003	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and June 30, 2002	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Changes in Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits and Reports on Form 8-K	29

	Signatures	31

	Certifications	35

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

TELLIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2002	June 30, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$171,019,242	$149,760,615
Accounts receivable	12,938	10,335,563
Inventories	13,744,549	10,920,814
Prepaid expenses and other current assets	2,289,880	2,999,414

Total current assets	187,066,609	174,016,406
PROPERTY AND EQUIPMENT—Net	40,533,504	28,924,141
OTHER ASSETS	753,657	760,792

TOTAL ASSETS	$228,353,770	$203,701,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$2,977,881	$4,233,312
Accrued expenses and other current liabilities	21,922,749	16,766,494
Current portion of notes payable	—	2,472,885
Current portion of capital lease obligations	72,687	74,608
Bank line of credit	8,000,000	8,000,000

Total current liabilities	32,973,317	31,547,299
LONG-TERM PORTION OF NOTES PAYABLE	540,000	—
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	51,827	14,108
OTHER LONG-TERM LIABILITIES	376,256	279,352

Total liabilities	33,941,400	31,840,759

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 25,000,000 shares authorized as of December 31, 2002 and June 30, 2003, 0 issued and outstanding as of December 31, 2002 and June 30, 2003	—	—
Common stock, $0.001 par value, 900,000,000 shares authorized, 116,494,448 and 119,197,412 issued as of December 31, 2002 and June 30, 2003, and 114,044,447 and 111,789,117 legally outstanding as of December 31, 2002 and June 30, 2003	116,495	119,198
Additional paid-in capital	1,008,592,465	1,023,548,348
Accumulated deficit	(779,931,974)	(829,510,615)
Deferred employee compensation	(20,424,253)	(8,757,688)
Common stock in treasury, at cost, 17,073,851 and 16,301,351 shares as of December 31, 2002 and June 30, 2003	(13,940,363)	(13,538,663)

Total stockholders’ equity	194,412,370	171,860,580

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$228,353,770	$203,701,339

See Notes to Condensed Consolidated Financial Statements.

TELLIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

REVENUE	$3,074,433	$10,137,151	$57,134,008	$20,255,165
Non-cash charges related to equity issuances	28,800,000	—	36,155,855	—

REVENUE, net of non-cash charges related to equity issuances	(25,725,567)	10,137,151	20,978,153	20,255,165
COST OF REVENUE	25,851,320	6,145,846	57,097,516	15,208,903

Gross profit	(51,576,887)	3,991,305	(36,119,363)	5,046,262

OPERATING EXPENSES:
Research and development, excluding stock-based compensation	13,801,443	5,735,246	27,766,983	11,444,069
Sales and marketing, excluding stock-based compensation	4,547,845	2,153,101	11,703,365	4,351,464
General and administrative, excluding stock-based compensation	8,243,973	5,688,430	15,862,809	11,733,658
Amortization of intangible assets and goodwill	2,745,489	—	6,795,489	—
Stock-based compensation expense	11,025,516	3,991,250	23,012,355	21,623,526
Impairment of goodwill	58,433,967	—	58,433,967	—
Restructuring and impairment of long-lived assets	64,535,388	—	64,535,388	7,392,310

Total operating expenses	163,333,621	17,568,027	208,110,356	56,545,027

OPERATING LOSS	(214,910,508)	(13,576,722)	(244,229,719)	(51,498,765)

OTHER INCOME (EXPENSE):
Other income (expense) – net	51,580	1,016,759	(4,089)	1,026,500
Interest income	1,293,211	508,053	2,472,144	1,060,324
Interest expense	(186,072)	(82,494)	(507,043)	(166,700)

Total other income	1,158,719	1,442,318	1,961,012	1,920,124

NET LOSS	$(213,751,789)	$(12,134,404)	$(242,268,707)	$(49,578,641)

BASIC AND DILUTED LOSS PER SHARE	$(1.98)	$(0.12)	$(2.26)	$(0.50)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	107,835,852	100,622,441	107,420,739	99,680,245

STOCK-BASED COMPENSATION EXPENSE
Cost of revenue	$1,481,643	$728,472	$2,934,787	$4,578,781
Research and development	7,531,280	870,851	15,050,899	3,984,454
Sales and marketing	2,343,096	1,418,727	5,277,934	8,464,266
General and administrative	1,151,140	1,701,672	2,683,522	9,174,806
Restructuring	1,445,696	—	1,445,696	—

	$13,952,855	$4,719,722	$27,392,838	$26,202,307

See Notes to Condensed Consolidated Financial Statements.

TELLIUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock

	Shares	Amount	Shares		Amount	Additional Paid-in Capital

JANUARY 1, 2003	116,494,448	$116,495	17,073,851	(1)	$(13,940,363)	$1,008,592,465
Issuance of common stock	1,512,870	1,513	—		—	145,535
Exercise of stock options and warrants	1,190,094	1,190	—		—	675,469
Forfeiture of unvested stock options	—	—	—		—	(486,711)
Deferred compensation	—	—	—		—	14,370,677
Amortization of deferred compensation	—	—	—		—	—
Warrant and option cost	—	—	—		—	250,913
Repurchase of restricted stock	—	—	(772,500)		401,700	—
Net loss	—	—	—		—	—

JUNE 30, 2003	119,197,412	$119,198	16,301,351		$(13,538,663)	$1,023,548,348

	Accumulated Deficit	Deferred Compensation	Stockholders’ Equity

JANUARY 1, 2003	$(779,931,974)	$(20,424,253)	$194,412,370
Issuance of common stock	—	—	147,048
Exercise of stock options and warrants	—	—	676,659
Forfeiture of unvested stock options	—	471,583	(15,128)
Deferred compensation	—	(14,370,677)	—
Amortization of deferred compensation	—	25,565,659	25,565,659
Warrant and option cost	—	—	250,913
Repurchase of restricted stock	—	—	401,700
Net loss	(49,578,641)	—	(49,578,641)

JUNE 30, 2003	$(829,510,615)	$(8,757,688)	$171,860,580

See Notes to Condensed Consolidated Financial Statements.

(1)  Of these shares, 8,943,056 are legally outstanding shares of common stock, which have been treated as treasury stock for financial statement purposes.

TELLIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(242,268,707)	$(49,578,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,992,039	9,976,217
Write down of impaired assets	157,983,967	656,156
Provision for doubtful accounts	199,135	—
Amortization of deferred compensation expense	26,981,501	25,550,531
Amortization of deferred warrant cost	7,355,855	—
Warrant and option cost related to third parties	524,227	652,613
Changes in assets and liabilities:
Decrease in due from stockholder	784,645	—
Decrease (increase) in accounts receivable	19,471,973	(10,322,625)
Decrease in inventories	15,098,711	3,832,783
Increase in prepaid expenses and other current assets	(1,562,872)	(709,534)
Decrease (increase) in other assets	505,449	(7,135)
Increase (decrease) in accounts payable	(2,900,794)	1,255,431
Decrease in accrued expenses and other current liabilities	(2,083,139)	(5,156,255)
Increase (decrease) in other long-term liabilities	75,932	(96,904)

Net cash used in operating activities	(1,842,078)	(23,947,363)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,082,950)	(32,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and line of credit borrowings	(388,870)	—
Principal payments on capital lease obligations	(50,961)	(35,798)
Proceeds from short-term borrowings	—	1,932,885
Repurchase of warrants	(5,500,000)	—
Issuance of common stock	302,061	823,707

Net cash provided by (used in) financing activities	(5,637,770)	2,720,794

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,572,798)	(21,258,627)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	218,708,074	171,019,242

CASH AND CASH EQUIVALENTS, END OF PERIOD	$206,135,276	$149,760,615

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$507,043	$166,700

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

          The continued deteriorating conditions in the telecommunications industry has hindered our ability to secure additional customers and has caused current customers’ purchases to decline. As a result, on January 9, 2003, we announced a business restructuring plan designed to decrease our operating expenses. During the first quarter of 2003, we recorded a restructuring charge of approximately $6.7 million associated with a workforce reduction of approximately 130 employees. These charges included approximately $3.2 million for severance and extended benefits and $3.5 million for the consolidation of excess facilities, resulting in non-cancelable lease costs.

          We also completed an assessment of the current carrying value of fixed assets on our balance sheet during the first quarter of 2003. Our analysis resulted in a write off of approximately $0.7 million related to these assets, which were idled as a result of our restructuring and for which management has a committed plan of disposal.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Equity-Based Compensation - Prior to 2003, we accounted for stock-based employee compensation arrangements under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” We selected the prospective method of adoption described in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This method applies fair value accounting to all new grants and modification or settlement of old grants after the beginning of the year of adoption. All other old grants will continue to be accounted for under the intrinsic value provision of APB No. 25.  We recorded approximately $22.2 million of stock-based compensation for new grants accounted for under SFAS No. 123, which is included in the $26.2 million in stock-based compensation recorded for the six months ended June 30, 2003.   The remaining $4.0 million of stock-based compensation recorded in the six months ended June 30, 2003 related to options granted prior to January 1, 2003.

          Had we elected to recognize compensation expense for stock options according to SFAS No. 123 since our inception, based on the fair value at the grant dates of the awards, net loss and net loss per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Net loss, as reported	$(213,751,789)	$(12,134,404)	$(242,268,707)	$(49,578,641)
Add: Stock-based employee compensation expense included in reported net income	13,807,810	479,228	27,001,699	3,412,515
Deduct: Stock-based employee compensation determined under fair value methods for all awards granted since May 8, 1997 (inception) through December 31, 2002	(20,669,967)	(1,222,405)	(41,573,580)	(3,675,540)

Pro forma net loss	$(220,613,945)	$(12,877,581)	$(256,840,588)	$(49,841,666)

Net loss per basic and diluted share:
As reported	$(1.98)	$(0.12)	$(2.26)	$(0.50)
Pro forma	(2.05)	(0.13)	(2.39)	(0.50)

          The weighted average fair value of our stock options was calculated using the Black-Scholes Model with the following weighted average assumptions used for grants: no dividend yield; risk free interest rates between 1.19% and of 6.25%; expected volatility of 0% (80% for grants issued during and after September 2000); and expected lives of one to four years. The weighted average fair value of options granted during the three months ended June 30, 2002 and 2003 and the six months ended June 30, 2002 and 2003 was $1.04, $0.19, $2.02 and $0.20 per share, respectively.

          Net Loss Per Share - Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Weighted average common shares outstanding for purposes of computing basic net loss per share excludes the unvested portion of restricted stock. For the three months and six months ended June 30, 2003, 9,908,495 vested shares of restricted stock were treated as treasury stock for the calculation of weighted average common shares outstanding as a result of the accounting for the Management Incentive Compensation Program. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period, if dilutive. Potentially dilutive common shares are composed of the incremental common shares issuable upon the conversion of preferred stock and the exercise of stock options and warrants, using the treasury stock method. Due to our net loss, the effect of potentially dilutive common shares is anti-dilutive; therefore, basic and diluted net loss per share are the same. For the three months ended June 30, 2002 and 2003 and the six months ended June 30, 2002 and 2003, potentially dilutive shares of 525,666, 2,993,281, 1,004,431 and  2,000,894, respectively, were excluded from the diluted weighted average shares outstanding calculation.

          Recent Financial Accounting Pronouncements - In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. Management does not expect that the adoption of this standard will have a material effect on Tellium’s financial position or results of operations.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Management does not expect that the adoption of this standard will have a material effect on Tellium’s financial position or results of operations.

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

          During the six months ended  June 30, 2003, we terminated approximately 130 employees.  During the first quarter of 2003, we recorded charges for the workforce reduction of approximately $3.2 million primarily related to severance and extended benefits. The remaining balance related to the workforce reduction of approximately $0.5 million will be paid during 2003.

          During the first quarter, we recorded a charge of approximately $3.5 million related to the consolidation of facilities.  We ceased use of our West Long Branch, NJ facility during the quarter ended March 31, 2003.  The remaining facilities balance of approximately $6.6 million as of June 30, 2003 is related to the net lease expense of non-cancelable leases, which will be paid over the respective lease terms through the year 2007.

          The following displays the activity and balances of the restructuring reserve account for the six months ended June 30, 2003:

	Workforce Reduction	Facility Consolidation	Total

Initial reserve recorded during 2002	$6,335,388	$6,500,000	$12,835,388
Non-cash reduction	(1,445,696)	(2,250,000)	(3,695,696)
Cash reductions	(4,046,864)	(386,172)	(4,433,036)

Restructuring liability as of December 31, 2002	842,828	3,863,828	4,706,656

Additional reserve recorded	3,163,802	3,572,352	6,736,154
Cash reductions	(3,500,528)	(870,444)	(4,370,972)

Restructuring liability as of June 30, 2003	$506,102	$6,565,736	$7,071,838

          In addition, during the first quarter of 2003, we wrote down net property, plant, and equipment by approximately $0.7 million. This charge covers assets idled by restructuring for which we have a committed disposal plan.

4.       INVENTORIES

          Inventories consist of the following:

	December 31, 2002	June 30, 2003

Raw materials	$4,925,646	$1,761,570
Work-in-process	5,758,245	866,631
Finished goods	3,060,658	8,292,613

	$13,744,549	$10,920,814

5.       PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

	December 31, 2002	June 30, 2003

Equipment	$55,148,597	52,568,989
Furniture and fixtures	6,275,526	6,277,574
Acquired software	9,931,912	10,039,358
Leasehold improvements	7,140,801	7,143,822
Construction in progress	79,458	29,589

	78,576,294	76,059,332
Less accumulated depreciation and amortization	38,042,790	47,135,191

Property, plant and equipment—Net	$40,533,504	$28,924,141

6.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

          Accrued expenses and other current liabilities consist of the following:

	December 31, 2002	June 30, 2003

Accrued professional fees	$2,623,266	$2,226,450
Accrued compensation and related expenses	8,896,443	2,783,267
Deferred revenue	660,609	845,003
Warranty reserve	3,190,000	2,779,000
Restructuring reserve	4,706,656	7,071,838
Other	1,845,775	1,060,936

	$21,922,749	$16,766,494

          Changes in accrued product warranty expenses during the six months ended June 30, 2003 were as follows:

2003

Balance as of January 1	$3,190,000
Add: Product warranties issued during the year	1,215,000
Deduct: Reductions in product liability for payments made	(1,626,000)

Balance as of June 30	$2,779,000

7.       STOCKHOLDERS’ EQUITY

Changes to Management Incentive Compensation Program

          On various dates between April and June 2000, we loaned funds to members of our management team on a full-recourse basis to enable them to exercise previously granted stock options with average exercise prices of $2.14 per share. Individuals receiving loans included executive officers, vice presidents, and other employees. Upon exercise of the stock options, each of these individuals received restricted stock that vested over four years, and pledged the restricted shares to secure payment of their loans to us, which generally become due in full in April through June 2005. Our stock price has fallen substantially below $2.14 per share, causing these loans to be under-collateralized while the individuals remain personally liable for payment on the loans when they come due.

          This circumstance posed personal financial problems for the individuals involved and undercut the intended incentivizing effect of the restricted stock program. In an effort to restructure our management incentive arrangements, in July 2002, our board of directors authorized changes to this restricted stock and management loan program for the 12 participating individuals (then consisting of three executive officers—Messrs. Carr, Bala, and Losch, five vice presidents, three other employees, and one former vice president). These changes included our repurchase of the shares of restricted stock and related reduction of the loans, modifications of the terms of the remaining loans and establishment of new incentive compensation arrangements which would include a bonus program applicable in the event of a change of control and providing for bonuses in an amount sufficient to repay, on an after-tax basis, the then remaining balance of the loans.

          We attempted to implement these board-approved changes, and in late July 2002 repurchase agreements and other implementing documents were signed. However, certain problems arose in the implementation of the changes and the board subsequently determined that the documented changes did not reflect its intentions and the scope of what it had authorized and that we should not go forward with changes in the restricted stock and loan program at that time. Accordingly, the board determined that it should not ratify and approve the implementing documents that had been executed and that the documents and the transactions provided for by them were void and unenforceable against us. The board also determined to continue to consider changes to our management incentive compensation arrangements, including the management loan arrangements. As previously disclosed, Tellium was not aware of what position the executives who signed implementing agreements in July 2002 would take with respect to the board's action to void those agreements and was, therefore, unable to assess at that time whether those developments would have a material adverse effect on us.

          During January 2003, our board of directors approved a set of changes to our management compensation arrangements, including changes in the restricted stock and loan program for the individuals involved in that program, other than with respect to our executive officers. The board concluded that the existing arrangements, which were based largely on the restricted stock and related loans, were not providing proper incentives to our management. The changes approved by the board affected 15 continuing and former non-executive senior managers, 12 of whom owed us approximately $13.6 million, including interest, secured by approximately 5.8 million shares of restricted stock. Based on the actions described above, despite the fact that the loans remained legally outstanding, accounting standards required that these notes, originally recourse notes, be treated as non-recourse in our financial statements.

          As of May 13, 2003, all of the continuing and former non-executive senior managers participating in the program had executed agreements incorporating the board-approved changes to the program, including a general release and waiver of all claims against us relating to his or her employment, including without limitation, any claims relating to the agreements signed by these individuals in July 2002. In addition, we have taken the following actions in accordance with the terms of these agreements:

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

•

We forgave the remaining loan balances of these eight non-executive senior managers and one former non-executive senior manager and made a payment in May 2003 of cash bonuses in the approximate aggregate amount of $5.2 million to assist in satisfying the tax liability associated with the loan forgiveness. The eight non-executive senior managers must repay the cash bonuses if they resign from employment with us for other than good reason or are dismissed for cause before January 1, 2005. The loan forgiveness and cash bonuses are in lieu of any other bonuses or incentive compensation payments for 2002 and 2003. We forgave the remaining loans owed to us by three former non-executive senior managers, but none of these individuals received cash bonuses to assist with their tax liability.

•	We received executed non-competition agreements from all of the employees receiving loan forgiveness. The non-competes will expire one year after the termination of employment.

          In connection with the approval of these changes to the outstanding loans, the board also approved the cancellation of stock options to purchase approximately 2.7 million shares of our common stock held by 11 non-executive senior managers, including three non-executive senior managers who did not have loans, and re-issuance of new stock options to purchase approximately 5.3 million shares of our common stock. The exercise price of the stock options cancelled was substantially above the current market price of our common stock. In May 2003, we cancelled the stock options to purchase approximately 2.9 million shares of our common stock and issued new options with an exercise price of $0.63 per share (the average of the daily closing prices of our common stock during the month prior to the approval of the changes by the board, December 2002).  The offer to cancel and reissue these stock options was made during the quarter ended March 31, 2003.  We accounted for this offer in accordance with the provisions of SFAS No. 123, and charges related to this offer are included in the approximately $18.4 million of stock-based compensation recorded for new grants for the six months ended June 30, 2003.

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

          None of our executive officers with restricted stock and related loans, Messrs. Carr, Bala, and Losch, were offered the share repurchase, loan forgiveness, and cash bonus program discussed above. Consequently, these executives currently hold approximately 7.8 million shares of restricted stock of Tellium which secure recourse loans owed to us with an approximate balance of principal and accrued interest at July 31, 2003 of $21.5 million. An additional 0.9 million shares also serve as collateral to secure these loans and are held by donees of these executives.

          We have entered into a merger agreement with Zhone Technologies, Inc, which, upon completion, will result in a change of control as defined in the July 2002 agreements. At the time discussions regarding the merger commenced, this matter was still under consideration by our board. No changes in the loan and restricted stock arrangements between Tellium and these individuals have subsequently been made and no changes are intended to be made before completion of the merger. We are not in a position to assess the effect that these circumstances could have on us (or the combined company upon completion of the merger), but the effect could be material. If the implementing documents were given effect as executed, then, upon a change of control (including upon consummation of the merger):

•

We (or the combined company) could be obligated to pay bonuses to these executives and to extend the maturity of their management loans. We may not be able to deduct these payments for income tax purposes.

•

Depending on the circumstances prevailing at the time and on the interpretation of the documents, the aggregate amount of the bonuses could be up to $56 million, including approximately $22 million, representing the aggregate outstanding principal and interest due on the loans, and approximately $34 million, representing the aggregate amount of income and excise tax incurred by the executives associated with the bonus.

•

After repayment of the loans in full, it is anticipated that (i) the net cash outlay by Tellium (or the combined company) would equal the amount paid in respect of the executive's taxes, which could be up to approximately $34 million, (ii) the net cash received by the executives would be zero, and (iii) the shares held as collateral would be released to the executives free of any encumbrance associated with the management loans.

          We believe that the agreements signed in July 2002 are void and unenforceable against us and intend to vigorously defend any attempt to enforce these agreements.

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

8.        NOTES PAYABLE

          On June 16, 2003, we obtained a $1.9 million bank loan from A.I. Credit Corporation. The loan is secured by a letter of credit from Bank of America, N.A. and bears interest at a rate of 4.77% per annum. Principal and interest are payable in monthly installments from July 17, 2003 through February 17, 2004.

9.       LEGAL PROCEEDINGS

          In late July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with our October 2000 merger with Astarte Fiber Networks, Inc. Corning alleges that Astarte and Tellium, as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract, and breached warranties presented in that contract. Corning seeks an award of $38 million, plus expenses and interest. We have filed a response with the American Arbitration Association that we are not a proper party to the dispute. A third party to the Demand has also responded to the American Arbitration Association that we are not relevant to the dispute. The arbiters have been empanelled, and a preliminary hearing was held on February 27, 2003. At the preliminary hearing, we made a motion to dismiss the suit against us for failure to state a viable claim as to Tellium, and the arbiters set a briefing schedule on the motion. The parties completed briefing on July 18, 2003.  Our motion to dismiss is awaiting possible oral argument and decision by the arbiters. The parties have also commenced some discovery. It is too early in the dispute process to determine what impact, if any, that such dispute will have upon our business, financial condition, or results of operations. We intend to vigorously defend the claims made in any legal proceedings that may result and pursue any possible counterclaims against Corning, Astarte, and other parties associated with the claims.

          On various dates between approximately December 10, 2002 and February 27, 2003, eight class-action securities complaints were filed against Tellium in the United States District Court, District of New Jersey. These complaints allege, among other things, that Tellium and its then-current directors and executive officers and its underwriter violated the Securities Act of 1933 by making false and misleading statements preceding our initial public offering and in our registration statement prospectus relating to the securities offered in the initial public offering. The complaints further allege that these parties violated the Securities and Exchange Act of 1934 by acting recklessly or intentionally in making the alleged misstatements. The actions seek damages in an unspecified amount, including compensatory damages, costs, and expenses incurred in connection with the actions and equitable relief as may be permitted by law or equity. On August 4, 2003, we filed a motion to dismiss these actions.  It is too early in the legal process to determine what impact, if any, these suits will have upon our business, financial condition, or results of operations. We intend to vigorously defend the claims made in these actions, which have been consolidated.

          On January 8, 2003 and January 27, 2003, two shareholder derivative complaints were filed on behalf of Tellium in the Superior Court of New Jersey. These complaints were made by plaintiffs who purport to be Tellium shareholders on behalf of Tellium, alleging, among other things, that Tellium directors breached their fiduciary duties to the company by engaging in stock transactions with individuals associated with Qwest, and in making materially misleading statements regarding our relationship with Qwest. The actions seek damages in an unspecified amount, including imposition of a constructive trust in favor of Tellium for the amount of profits allegedly received through stock sales, disgorgement of proceeds in connection with the stock option exercises, damages allegedly sustained by Tellium in connection with alleged breaches of fiduciary duties, costs, and expenses incurred in connection with the actions. These cases have been stayed by the court pending the resolution of motions to dismiss in the above-referenced federal court securities actions. It is too early in the legal process to determine what impact, if any, these suits will have upon our business, financial condition, or results of operations. We intend to vigorously defend the claims made in these actions, which have been consolidated.

          The Denver regional office of the Securities Exchange Commission is conducting two investigations titled In the Matter of Qwest Communications International, Inc. and In the Matter of Issuers Related to Qwest.  The first of these investigations does not involve any allegation of wrongful conduct on the part of Tellium.  In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including Tellium.  This investigation, insofar as it relates to us, generally focuses on whether our transactions and relationships with Qwest were appropriately disclosed in our public filings and other public statements.  In addition, we have received requests for documents and information from the Office of the United States Attorney in Denver in connection with our transactions and business relationships with Qwest.  That Office has advised us that Tellium is not regarded as a subject or target of the government’s investigation.  We are cooperating fully with these investigations.  We are not able, at this time, to say when these investigations will be completed and resolved, or what the ultimate outcome with respect to Tellium will be.

10.        SUBSEQUENT EVENTS

          On July 28, 2003, Tellium and Zhone Technologies, Inc. (“Zhone”) announced that they had entered into  a definitive merger agreement.

          Under the terms of the agreement, the security holders of Zhone would receive 60% of the combined company’s outstanding fully-converted shares at closing and the security holders of Tellium would continue to hold the remaining 40% of the combined company’s outstanding fully-converted shares as of closing. The exact number of shares Tellium will issue will depend on Tellium’s fully-converted shares outstanding immediately prior to closing. The proposed stock-for-stock transaction is intended to qualify as tax-free to the stockholders of Tellium and Zhone.

          The transaction is subject to the approval of each company’s security holders, regulatory review, as well as other customary closing conditions. The transaction is expected to close in the Fall of 2003.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis addresses the financial condition of Tellium and its subsidiaries as of June 30, 2003 compared with December 31, 2002, and our results of operations for the three months and six  months ended June 30, 2003 compared with the same period last year, respectively. You should read this discussion and analysis along with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report, and in conjunction with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2002.

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

          On June 24, 2002, in response to these severe economic conditions, we announced a business restructuring plan designed to decrease our operating expenses. We recorded a restructuring charge of approximately $12.8 million associated with a workforce reduction of approximately 200 employees and the consolidation of excess facilities, resulting in non-cancelable lease costs and write down of certain leasehold improvements. On January 9, 2003, we announced a second business restructuring plan to better align ongoing operating costs with industry conditions. We recorded a restructuring charge of approximately $6.7 million in January 2003 for the consolidation of excess facilities, resulting in non-cancelable lease costs and for severance and extended benefits associated with a reduction of our workforce by approximately 130 employees. Together, these restructurings resulted in a reduction in our work force of about 330 employees and restructuring charges of approximately $19.5 million. In addition to normal attrition, the two restructurings contributed significantly to a reduction in our workforce from 544 as of January 1, 2002 to [183] as of June 30, 2003. While the reduction of employees has affected all areas of our business operations, we expect that the restructurings will better align ongoing operating costs with industry conditions.

          We have purchase contracts with the following three customers: Cable & Wireless Global Networks Limited, Dynegy Connect, L.P., an affiliate of Dynegy Global Communications, and Qwest Communications Corporation. The three contracts were signed in 1999 and 2000. While the Dynegy, Qwest, and Cable & Wireless contracts originally had a total revenue expectation of $1 billion over the contract periods, we realized only limited revenue in 2002 and no revenue in the first half of 2003 from Dynegy and Qwest.  We realized revenues under the Cable & Wireless contract for the first time in the first quarter of 2003.  We do not expect to generate significant revenue from our customers for the balance of the contract periods compared to previous forecasts. We also had a contract with Lockheed Martin that we announced in April 2002. All obligations under this agreement, other than maintenance for ongoing technical support, were completed in 2002.

          Since our inception in May 1997, we have incurred significant losses, and as of June 30, 2003, we had an accumulated deficit of approximately $829.5 million. For the six months ended June 30, 2003, we had losses of approximately $49.6 million, compared to losses of approximately $242.3 million for the six months ended June 30, 2002.

          While we have taken actions to reduce our cost structure, we anticipate that we will continue to incur operating losses unless the overall economic environment improves, carriers resume meaningful spending on optical switches, and our revenue increases significantly compared to current levels. We currently anticipate that the cost of revenue and our resulting gross margin will continue to be adversely affected by the reduced demand for our products. A significant portion of our operating expenses is, and will continue to be, fixed in the short term. During the six months ended June 30, 2003, we incurred substantial operating losses of approximately $51.5 million, which includes charges of approximately $22.2 million related to our prospective change to the fair market value method of accounting for stock options in accordance with SFAS No. 123.  We adopted SFAS No. 123 on January 1, 2003. We have not achieved profitability on a quarterly or an annual basis since our inception and anticipate that we will continue to incur net losses for the foreseeable future. At this time, we have limited visibility into future revenue and cannot predict when, or if, the economic environment and demand for our products will improve.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Revenue

          For the three months ended June 30, 2003, we recognized revenue of approximately $10.1 million, which represents an increase of $7.0 million from revenue of approximately $3.1 million for the three months ended June 30, 2002. The increase in revenue  is primarily due to revenue recognized as a result of purchases made by Cable & Wireless in cionnection with the build out of their network in 2003.   We had no non-cash charges related to warrant issuances for the three months ended June 30, 2003, which represented a decrease of $28.8 million over non-cash charges related to warrant issuances of approximately $28.8 million for the same period in 2002. The decrease in non-cash charges is due to impairment charges of approximately $57.9 million for deferred warrant cost recorded during 2002, reducing the balance of deferred warrant cost to $0 as of December 31, 2002. Going forward, we do not expect to record any additional charges related to deferred warrant costs. As a result of the foregoing, revenue, net of non-cash charges related to equity issues, increased from approximately $(25.7) million for the three months ended June 30, 2002 to approximately $10.1 million for the three months ended June 30, 2003. There can be no certainty as to the severity or duration of the current economic downtown or its impact on our future revenue. We expect that revenue in 2003 will be down compared to 2002 although actual results may vary due to changes in the condition of our business.

     Cost of Revenue

          For the three months ended June 30, 2003, our cost of revenue totaled approximately $6.1 million, which represents a decrease of $19.7 million from cost of revenue of approximately $25.8 million for the three months ended June 30, 2002. The decrease was primarily due to charges for excess and obsolete inventory of approximately $16.8 million for the three months ended June 30, 2002.  There were no corresponding charges for the same period in 2003. As a result of the restructuring measures taken during the second quarter of 2002 and the first quarter of 2003, overhead expenses decreased from $4.0 million for the three months ended June 30, 2002 to $2.7 million for the three months ended June 30, 2003. Cost of revenue includes stock-based compensation of approximately $0.7 million for the three months ended June 30, 2003 and approximately $1.5 million for the three months ended June 30, 2002. Gross profit was approximately $4.0 million and approximately $(51.6) million for the three months ended June 30, 2003 and 2002, respectively. The approximately $55.6 million increase in gross profit was primarily related to a significant decline in charges for deferred warrant cost and excess and obsolete inventory. Our cost of revenue is largely based on anticipated revenue trends and a high percentage of our costs are, and will continue to be, relatively fixed in the short term, although actual results may vary due to changes in the condition of our business.

     Research and Development Expense

          For the three months ended June 30, 2003, we incurred research and development expense of approximately $5.7 million, which represents a decrease of $8.1 million from research and development expense of approximately $13.8 million for the three months ended June 30, 2002. The decrease is attributed primarily to a decrease of research and development personnel expense by approximately $5.6 million in conjunction with workforce reductions in June 2002 and January 2003 and a decrease of prototype expense by approximately $1.3 million. We expect that research and development expense will not change significantly in future periods, although actual results may vary due to changes in the condition of our business.

     Sales and Marketing Expense

          For the three months ended June 30, 2003, we incurred sales and marketing expense of approximately $2.2 million, which represents a decrease of approximately $2.3 million from sales and marketing expense of approximately $4.5 million for the three months ended June 30, 2002. The decrease resulted primarily from a reduction of sales and marketing personnel expense by approximately $1.1 million and a decline of expenses for advertising and promotion by approximately $0.7 million. In order to decrease sales and marketing expenses in future periods, we will continue to engage in more targeted marketing using focused and lower-cost programs specifically addressing geographic markets with the potential of near-term customer opportunities. This is in contrast to our more broad-based market-wide marketing activities of past periods, which were inherently more comprehensive and therefore more expensive. We expect that sales and marketing expense will not change significantly in future periods, although actual results may vary due to changes in the condition of our business.

     General and Administrative Expense

          For the three months ended June 30, 2003, we incurred general and administrative expense of approximately $5.7 million, which represents a decrease of $2.5 million from general and administrative expense of approximately $8.2 million for the three months ended June 30, 2002. The decrease was primarily due to a decrease of facilities expenses by approximately $0.6 million, personnel-related expenses by approximately $0.5 million and a variety of other expenses that decreased in conjunction with workforce reductions in June 2002 and January 2003. We expect that general and administrative expense will not change significantly in future periods, although actual results may vary due to changes in the condition of our business.

     Amortization of Intangible Assets

          We incurred no amortization expense for the three months ended June 30, 2003, which represents a decrease of $2.7 million from amortization expense of approximately $2.7 million for the three months ended June 30, 2002. For the three months ended June 30, 2002, these amounts were due to the amortization of identifiable intangible assets relating to our acquisition of Astarte in 2000 and an intellectual property license from AT&T Corp. in 2000, both of which were amortized over an estimated useful life of five years. The decrease in amortization expense is due to impairment charges of approximately $53.1 million in 2002, which reduced the remaining balance of intangible assets to $0 as of December 31, 2002.

     Stock-Based Compensation Expense

          For the three months ended June 30, 2003, we recorded stock-based compensation expense of approximately $4.7  million, which represents a decrease of $9.3 million from stock-based compensation expense of approximately $14.0 million for the three months ended June 30, 2002. The decrease was primarily due to the completion of our stock option exchange program for employees on September 4, 2002.

     Other Income, Net

          For the three months ended June 30, 2003, we recorded other income, net of other expense, of approximately $1.0 million, which represents an increase of $0.9 million from other income, net of other expense, of approximately $0.1 million for the three months ended June 30, 2002. The increase was primarily due to the receipt of a payment of approximately $1.0 million from an insurance policy during the three months ended June 30, 2003.

     Interest Income, Net

          For the three months ended June 30, 2003, we recorded interest income, net of interest expense, of approximately $0.4 million, which represents a decrease of $0.7 million from interest income, net of interest expense, of approximately $1.1 million for the three months ended June 30, 2002. Net interest income consists of interest earned on our cash and cash equivalent balances, offset by interest expense related to outstanding borrowings. The decrease in our interest income is primarily attributable a lower average cash balance and to lower interest rates for the three months ended June 30, 2003, as compared to the same period in 2002.

     Income Taxes

          We recorded no income tax provision or benefit for the three months ended June 30, 2003 and 2002, due to our operating loss position and the uncertainty of our ability to realize our deferred income tax assets, including our net operating loss carry forwards.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Revenue

          For the six months ended June 30, 2003, we recognized revenue of approximately $20.3 million, which represents a decrease of $36.8 million from revenue of approximately $57.1 million for the six months ended June 30, 2002. The decrease is primarily due to unfavorable economic conditions resulting in significantly reduced capital expenditures of our existing customers and a corresponding decrease of purchases of our products during the first six months of 2003 compared to the same period of 2002. Non-cash charges related to warrant issuances totaled $0 for the six months ended June 30, 2003, which represented a decrease of $36.2 million over non-cash charges related to warrant issuances of approximately $36.2 million for the same period in 2002. The decrease in non-cash charges is due to impairment charges of approximately $57.9 million for deferred warrant cost recorded during 2002, reducing the balance of deferred warrant cost to $0 as of December 31, 2002. Going forward, we do not expect to record any additional charges related to deferred warrant cost. As a result of the foregoing, revenue, net of non-cash charges related to equity issues, decreased from approximately $21.0 million for the six months ended June 30, 2002 to approximately $22.3 million for the six months ended June 30, 2003. There can be no certainty as to the severity or duration of the current economic downtown or its impact on our future revenue. We expect that revenue in 2003 will be down compared to 2002 although actual results may vary due to changes in the condition of our business.

     Cost of Revenue

          For the six months ended June 30, 2003, our cost of revenue totaled approximately $15.2 million, which represents a decrease of $41.9 million from cost of revenue of approximately $57.1 million for the six months ended June 30, 2002. The decrease was primarily due to reduced material cost of approximately $21.2 million related to the corresponding decrease in revenue during the six months ended June 30, 2003 and reduced overhead expenses of approximately $5.6 million as a result of the workforce reduction during 2002 and 2003. In addition, cost of revenue for the six months ended June 30, 2002 included charges for excess and obsolete inventory of approximately $16.8 million, while there were no corresponding charges for the same period in 2003. Cost of revenue includes stock-based compensation of approximately $4.6 million for the six months ended June 30, 2003 and approximately $2.9 million for the six months ended June 30, 2002. This increase of $1.7 million was primarily a result of the adoption of SFAS No. 123 on January 1, 2003. Gross profit (loss) was approximately $5.0 million and approximately $(36.1) million for the three months ended June 30, 2003 and 2002, respectively. This increase of $41.1 million was primarily related to significant inventory and warrant charges taken during the first six months of 2002. Our cost of revenue is largely based on anticipated revenue trends and a high percentage of our costs are, and will continue to be, relatively fixed in the short term, although actual results may vary due to changes in the condition of our business.

     Research and Development Expense

          For the six months ended June 30, 2003, we incurred research and development expense of approximately $11.4 million, which represents a decrease of $16.4 million from research and development expense of approximately $27.8 million for the three months ended June 30, 2002. The decrease is attributed primarily to a decrease of research and development personnel expense by approximately $12.6 million in conjunction with workforce reductions in June 2002 and January 2003 and reduced prototype expenses. We expect that research and development expense will not change significantly in future periods, although actual results may vary due to changes in the condition of our business.

     Sales and Marketing Expense

          For the six months ended June 30, 2003, we incurred sales and marketing expense of approximately $4.4 million, which represents a decrease of approximately $7.3 million from sales and marketing expense of approximately $11.7 million for the six months ended June 30, 2002. The decrease resulted primarily from a reduction of sales and marketing personnel expense by approximately $3.9 million and a decline of expenses for advertising and promotion by approximately $2.1 million. In order to decrease sales and marketing expenses in future periods, we will continue to engage in more targeted marketing using focused and lower-cost programs specifically addressing geographic markets with the potential of near-term customer opportunities. This is in contrast to our more broad-based market-wide marketing activities of past periods, which were inherently more comprehensive and therefore more expensive. We expect that sales and marketing expense will not change significantly in future periods, although actual results may vary due to changes in the condition of our business.

     General and Administrative Expense

          For the six months ended June 30, 2003, we incurred general and administrative expense of approximately $11.7 million, which represents a decrease of $4.2 million from general and administrative expense of approximately $15.9 million for the six months ended June 30, 2002. The decrease was primarily due to a decrease of facilities expenses by approximately $1.5 million, depreciation by approximately $1.1 million and personnel-related expenses by approximately $0.9 million. We expect that general and administrative expense will not change significantly in future periods, although actual results may vary due to changes in the condition of our business.

     Amortization of Intangible Assets

          We incurred no amortization expense for the six months ended June 30, 2003, which represents a decrease of $6.8 million from amortization expense of approximately $6.8 million for the six months ended June 30, 2002. For the six months ended June 30, 2002, these amounts were due to the amortization of identifiable intangible assets relating to our acquisition of Astarte in 2000 and an intellectual property license from AT&T Corp. in 2000, both of which were amortized over an estimated useful life of five years. The decrease in amortization expense is due to impairment charges of approximately $53.1 million in 2002, which reduced the remaining balance of intangible assets to $0 as of December 31, 2002.

     Stock-Based Compensation Expense

          For the six months ended June 30, 2003, we recorded stock-based compensation expense of approximately $26.4  million, which represents a decrease of $1.2 million from stock-based compensation expense of approximately $27.2 million for the three months ended June 30, 2002. The decrease was primarily due to the completion of our stock option exchange program for employees on September 4, 2002. The decrease was offset by the adoption of SFAS No. 123. Prior to 2003, we accounted for stock-based employee compensation arrangements under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” We selected the prospective method of adoption described in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This method applies fair value accounting to all new grants and modification or settlement of old grants after the beginning of the year of adoption. All other old grants will continue to be accounted for under the intrinsic value provision of APB No. 25.  We recorded approximately $22.2 million stock-based compensation for new grants, which is included in the $26.2 million in stock-based compensation recorded for the six months ended June 30, 2003. The remaining $4.0 million of stock-based compensation recorded in the first six months of 2003 related to grants existing prior to January 1, 2003.

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

          During the six months ended June 30, 2003, we terminated approximately 130 employees. During the first quarter of 2003, we recorded charges for the workforce reduction of approximately $3.2 million primarily related to severance and extended benefits. In addition, we recorded a charge of approximately $3.5 million related to the consolidation of facilities.

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

     Other Income, Net

          For the six months ended June 30, 2003, we recorded other income, net of other expense, of approximately $1.0 million, which represents an increase of $1.0 million from other income, net of other expense, of approximately $0 million for the six months ended June 30, 2002. The increase was primarily due to a payment of approximately $1.0 million received from an insurance policy during the three months ended June 30, 2003.

     Interest Income, Net

          For the six months ended June 30, 2003, we recorded interest income, net of interest expense, of approximately $0.9 million, which represents a decrease of $1.1 million from interest income, net of interest expense, of approximately $2.0 million for the six months ended June 30, 2002. Net interest income consists of interest earned on our cash and cash equivalent balances, offset by interest expense related to outstanding borrowings. The decrease in our interest income for this period is primarily attributable a lower average cash balance and to lower interest rates for the six months ended June 30, 2003, as compared to the same period in 2002.

     Income Taxes

          We recorded no income tax provision or benefit for the six months ended June 30, 2003 and 2002, due to our operating loss position and the uncertainty of our ability to realize our deferred income tax assets, including our net operating loss carry forwards.

Liquidity and Capital Resources

          We finance our operations primarily through available cash and, to a limited extent, through cash flows from operations. As of June 30, 2003, our cash and cash equivalents totaled approximately $149.8 million, compared to $171.0 million as of December 31, 2002. As of June 30, 2003, our working capital totaled approximately $142.5 million, compared to $154.1 million as of December 31, 2002. The decrease was primarily due to cash used in operating activities.

          Cash used in operating activities for the six months ended June 30, 2003 was approximately $23.9 million, which represents an increase of $22.1 million from cash used in operating activities of approximately $1.8 million for the six months ended June 30, 2002. The increase reflects primarily net losses of approximately $49.6 million.  The net losses and the increase in accounts receivable of approximately $10.3 million were only partly offset by non-cash charges of approximately $26.9 million and depreciation and amortization of approximately $10.0 million.

          We used insignificant amounts of cash in investing activities for the six months ended June 30, 2003, which represents a decrease of $5.1 million from cash used in investing activities of approximately $5.1 million for the six months ended June 30, 2002. The decrease reflects primarily the result of decreased capital requirements during six months ended June 30, 2003.

          Cash provided by financing activities for the six months ended June 30, 2003 was approximately $2.7 million, while cash used in financing activities was approximately $5.6 million for the six  months ended June 30, 2002. Cash provided by financing activities during the three months ended June 30, 2003 was primarily attributable to proceeds from short-term borrowings of $1.9 million and the issuance of common stock under our employee stock purchase plan and stock incentive plans.

          During the year ended December 31, 2000, we entered into a $10.0 million line of credit with Commerce Bank/Shore, N.A. The line of credit bears interest at a rate of 2.5% per annum and expires on August 31, 2003. As of December 31, 2002 and June 30, 2003, approximately $8.0 million was outstanding under this line of credit. There are no financial covenants related to this line of credit. We do not intend to renew this line of credit after the expiration date.

          On June 16, 2003, we obtained a $1.9 million bank loan from A.I. Credit Corporation. The loan is secured by a letter of credit from Bank of America, N.A. and bears interest at a rate of 4.77% per annum. Principal and interest are payable in monthly installments from July 17, 2003 through February 17, 2004.

          We do not engage in any off-balance sheet financing arrangements. We have not entered into any agreements for derivative financial instruments and have no obligations to provide vendor financing to our customers.

          Our expenses have exceeded, and in the foreseeable future are expected to exceed, our revenue. Our future liquidity and capital requirements will depend upon numerous factors, including an improvement in the current economic environment, a significant increase in our revenues compared to current levels, expansion of operations, product development, increased sales and marketing to existing and potential customers, or significant adverse effects from litigation and other matters. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Any additional equity financing may be dilutive to our stockholders and debt financing, if available, may involve restrictive covenants with respect to dividends, raising capital and other financial and operational matters that could restrict our operations.

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

RECENT DEVELOPMENTS

          On July 28, 2003, Tellium and Zhone Technologies, Inc. (“Zhone”) announced that they had entered into  a definitive merger agreement.

          Under the terms of the agreement, the security holders of Zhone would receive 60% of the combined company’s outstanding fully-converted shares at closing and the security holders of Tellium would continue to hold the remaining 40% of the combined company’s outstanding fully-converted shares as of closing. The exact number of shares Tellium will issue will depend on Tellium’s fully-converted shares outstanding immediately prior to closing. The proposed stock-for-stock transaction is intended to qualify as tax-free to the stockholders of Tellium and Zhone.

          The transaction is subject to the approval of each company’s security holders, regulatory review, as well as other customary closing conditions. The transaction is expected to close in the Fall of 2003.

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

•	our ability to sell additional products to our existing customers, add new customers, and develop new products that meet our customers’ needs;

•	our expectation that research and development, sales and marketing, and general and administrative expenses will not change significantly in future periods;

•

our ability to vigorously defend any legal claims or pursue any counter-claims in connection with the Corning arbitration, the securities class action lawsuits, and/or the shareholder derivative lawsuits;

•	our expectation that we will continue to meet all of the Nasdaq SmallCap Market listing requirements other than the $1.00 minimum bid price;

•	our anticipation that the merger with Zhone will close in the Fall of 2003; and

•	any statements using forward-looking words, such as “anticipate”, “believe”, “could”, “estimate”, “intend”, “may”, “should”, “will”, “would”, “projects”, “expects”, “plans”, or other similar words.

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

          We have incurred significant losses to date and expect to continue to incur losses in the future. We had net losses of approximately $49.6 million for the six months ended June 30, 2003 and approximately $242.3 million for the six months ended June 30, 2002. As of June 30, 2002 and 2003, we had an accumulated deficit of approximately $609.4 million and approximately $829.5 million, respectively. We have significant fixed expenses and expect to continue to incur significant manufacturing, research and development, sales and marketing, administrative, and other expenses in connection with the ongoing development of our business. In order to become profitable, we will need to generate and sustain higher revenue. If we do not generate sufficient revenue to achieve or sustain profitability, our stock price could continue to decline.

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

          This industry trend has been compounded by the slow growth of the United States economy, as well as weak performance by economies in virtually all of the countries in which we are marketing our products. The combination of these factors has caused customers to become more conservative in their capital investment plans and more uncertain about their future purchases. As a consequence, we are facing a market that is both reduced in absolute size and more difficult to predict and plan for.

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

We have entered into a merger agreement with Zhone Technologies, Inc.  Failure to complete the merger with Zhone could have an adverse effect on our business, financial condition, and results of operations.

          We have entered into a merger agreement with Zhone Technologies, Inc.  On completion of the merger, our existing security holders would own approximately 40% of the combined company’s outstanding securities on a fully-converted basis.  The merger is subject to the approval of the stockholders of both Tellium and Zhone.  It is also subject to a number of other closing conditions.  There can be no assurance that the merger will occur or, if it does, what effect it will have on our business, financial condition, and results of operations.  We expect to complete the merger in the fall of 2003.  If the merger with Zhone is not completed, we could suffer a number of consequences that would adversely effect our business, including:

•

the diversion of management’s attention from our day-to-day business and the unavoidable disruption of our employees and our relationships with customers as a result of efforts, and uncertainties relating to the anticipated merger may detract from our ability to grow revenues and minimize costs, which, in turn, may lead to a loss of market position;

•	the significant expenses we have incurred and will continue to incur in connection with the proposed transaction; and;

•	the possibility that termination of the merger agreement under some circumstances would require Tellium to pay Zhone a termination fee of $3 million or to reimburse expenses incurred by Zhone.

          We intend to prepare a joint proxy statement/prospectus that will be filed with the Securities and Exchange Commission and mailed to all holders of Tellium stock.  The joint proxy statement/prospectus will contain important information about Tellium, Zhone and the proposed merger, risks related to the merger and the combined company and related matters.  We urge you to read the definitive joint proxy statement/prospectus.

We may not achieve the benefits we expect from the merger with Zhone, which may have a material adverse effect on the combined company’s business, financial condition, and results of operations.

          The combined company will need to overcome significant challenges in order to realize any benefits or synergies from the merger, including timely, efficient and successful execution of a number of post-merger strategies, including:

•	combining the operations of the two companies;

•	integrating and managing the combined company;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of both companies;

•

resolving the outstanding management loans we have with three of our executive officers, including any claims they may assert under the terms of agreements they signed in July 2002 that were determined by our board of directors to be void and unenforceable against us;

•	retaining strategic partners of each company; and

•	creating and maintaining uniform standards, controls, procedures, policies, and information.

The execution of these post-merger strategies will involve considerable risks and may not be successful.  These risks include:

•	the potential disruption of the combined company’s ongoing business and distraction of its management;

•	unanticipated expenses and potential delays related to integration of technology and other resources of the two companies;

•

the significant expenses the combined company will incur in connection with the proposed transaction, including transaction and severance costs and costs in connection with resolving the outstanding management loans we have with three of our executive officers;

•	the impairment of relationships with employees, suppliers, and customers as a result of any integration of new management personnel; and

•	potential unknown liabilities associated with the merger and the combined operations.

          Failure to overcome these risks or any other problems encountered in connection with the merger could slow the growth of the combined company or lower the quality of its services, which could reduce customer demand and have a material adverse effect on our business, financial condition and results of operations.  We will also incur substantial non-cash charges in connection with the merger related to goodwill and amortization of other intangibles.

  We expect that any future revenue will be generated from a limited number of customers. The termination or deterioration of our relationship with our customers will have a significant negative impact on our revenue and cause us to continue to incur substantial operating losses.

          For the six months ended June 30, 2002, we derived a significant amount of our revenue from sales under our contracts with Dynegy Connect and Qwest. We did not generate any revenue from Dynegy or Qwest during the six months ended June 30, 2003, and we anticipate that the revenue associated with both of these customers will be significantly diminished in future periods.

          On May 15, 2003  360networks Corporation, a leading provider of telecommunications services, announced it had completed its acquisition of Dynegy Inc.’s (NYSE: DYN) North American communications business for an undisclosed sum. With the finalization of the transaction, 360networks assumes Dynegy’s high-capacity broadband network spanning more than 16,000 route miles with 65 wholesale customers and access points in 44 U.S. cities. 360networks has also assumed Dynegy’s existing customer base, its remaining fiber leases, and its co-location facilities. It is unclear whether Tellium will receive any additional purchases for the network from the new owner, 360 Networks.

          In 2001, Qwest agreed to purchase approximately $400 million (including prior purchases) of our optical switches over the term of the contract, subject to reaching agreement on price and technical specifications, and on the schedule of development, production, and deployment of our Aurora Full-Spectrum switches. We also agreed to give Qwest additional flexibility to extend or terminate the remainder of the commitment in a variety of circumstances. During 2002, however, in light of the dramatically changed market conditions, we stopped development efforts related to our Aurora Full-Spectrum research and development project. In light of current market conditions, we do not expect any significant purchases to be made by Qwest for the foreseeable future.

          Under our original agreement with Cable & Wireless, Cable & Wireless had made a commitment to purchase a minimum of $350 million of our optical switches by August 7, 2005. On December 17, 2002, we announced a major change to the original Cable & Wireless contract. Cable & Wireless committed to make certain purchases of our equipment during the first and second quarters of 2003, pursuant to the terms of the amended contract. Once that commitment has been satisfied, Cable & Wireless may, but then would no longer be obligated to, place additional orders for our equipment. During the six months ended June 30, 2003,  Cable & Wireless began deployment of our switches in their global network.

          In June 2002 and again in January 2003, we announced a business restructuring that included a significant reduction in our research and development efforts, including the Aurora Optical Switch. This may negatively impact our ability to secure additional revenue from our current customers.

          Our customers may require some product features and capabilities that our current products do not have. If we fail to develop or enhance our products, or to offer service that satisfy evolving customer demands, we will not be able to satisfy our existing customers’ requirements or increase demand for our products. If this happens, we will lose customers and breach our existing contracts with our customers, our operating results will be negatively impacted, and the price of our stock could decline.

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

          We believe that the industry in which we compete may enter into a consolidation phase. In 2001, one of our larger competitors, CIENA Corporation, completed the acquisition of another company in our industry, ONI Systems Corp. Over the past two years, the market valuations of the majority of companies in our industry have declined significantly, and most companies have experienced dramatic decreases in revenue because of  decreased customer demand in general, a smaller customer base because of financial difficulties impacting emerging service providers, reductions in capital expenditures by incumbent service providers and other factors. We expect that the weakened financial position of many companies in our industry may cause acquisition activity to increase. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as we compete to be a single-product family vendor and could have a material adverse effect on our business, operating results, and financial condition.

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

          We have recorded deferred compensation expense and have begun to amortize non-cash charges to earnings as a result of options and other equity awards granted to employees and non-employee directors. Our future operating results will reflect the continued amortization of those charges over the vesting period of these options and awards. At June 30, 2003, we had recorded deferred compensation expense of approximately $8.8 million, which will be amortized to stock-based compensation expense through 2005.

          Prior to 2003, we accounted for stock-based employee compensation arrangements under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” We selected the prospective method of adoption described in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This method applies fair value accounting to all new grants and modification or settlement of old grants after the beginning of the year of adoption. All other old grants will continue to be accounted for under the intrinsic value provision of APB No. 25.  We recorded approximately $22.2 million stock-based compensation for new grants, which is included in the $26.2 million in stock-based compensation recorded for the six months ended June 30, 2003. The remaining $4.0 million of stock-based compensation recorded in the first six months of 2003 related to grants existing prior to January 1, 2003.  It is unknown what affect, if any, this change to SFAS No. 123 will have on the price of our common stock.

          All of the non-cash charges related to equity issuances referred to above may negatively impact future operating results. It is possible that some investors might consider the impact on operating results to be material, which could result in a decline in the price of our common stock.

 We could become subject to claims from our executive officers regarding agreements they signed in July 2002 that were subsequently voided by our board of directors. A resolution of these claims in their favor would have a material adverse effect on our business.

          On various dates between April and June 2000, we loaned funds to members of our management team on a full-recourse basis to enable them to exercise previously granted stock options with average exercise prices of $2.14 per share. Individuals receiving loans included executive officers, vice presidents, and other employees. Upon exercise of the stock options, each of these individuals received restricted stock that vested over four years, and pledged the restricted shares to secure payment of their loans to us which generally become due in full in April through June 2005. Our stock price has fallen substantially below $2.14 per share, causing these loans to be under-collateralized while the individuals remain personally liable for payment on the loans when they come due.

          This circumstance posed personal financial problems for the individuals involved and undercut the intended incentivizing effect of the restricted stock program. In an effort to restructure our management incentive arrangements, in July 2002, our board of directors authorized changes to this restricted stock and management loan program for the 12 participating individuals (then consisting of three executive officers—Messrs. Carr, Bala and Losch, five vice presidents, three other employees, and one former vice president). These changes included our repurchase of the shares of restricted stock and related reduction of the loans, modifications of the terms of the remaining loans and establishment of new incentive compensation arrangements which would include a bonus program applicable in the event of a change of control and providing for bonuses in an amount sufficient to repay, on an after-tax basis, the then remaining balance of the loans.

          We attempted to implement these board-approved changes, and in late July 2002 repurchase agreements and other implementing documents were signed. However, certain programs arose in the implementation of the changes and the board subsequently determined that the documented changes did not reflect its intentions and the scope of what it had authorized and that we would not go forward with the changes in the restricted stock and loan program at that time. Accordingly, the board determined that it should not ratify and approve the implementing documents that had been executed and that the documents and the transactions provided for by them were void and unenforceable against us. The board also determined to continue to consider changes to our management incentive compensation arrangements, including the management loan arrangements. As previously disclosed, we were not aware of what position the executives who signed implementing agreements in July 2002 would take with respect to the board's action to void those agreements and were, therefore, unable to assess at that time whether those developments would have a material adverse effect on us.

          During January 2003, our board of directors approved a set of changes to our management compensation arrangements, including changes in the restricted stock and loan program for the individuals involved in that program, other than with respect to our executive officers. As of May 13, 2003, all of the continuing and former non-executive senior managers participating in the program had executed agreements incorporating the board-approved changes to the program. As a result of these changes, the shares of restricted stock securing their loans were acquired by us and their loans were cancelled, and other changes in compensation arrangements for such individuals were made. The board continued to consider whether changes in the management compensation program for our executive officers, including the restricted stock and loan arrangements with Messrs. Carr, Bala, and Losch, should be made.

          None of our executive officers with restricted stock, Messrs. Carr, Bala and Losch, were offered the share repurchase, loan forgiveness, and cash bonus program discussed above. Consequently, these executives currently hold approximately 7.8 million shares of restricted stock of Tellium which secure recourse loans owed to us with an approximate balance of principal and accrued interest at July 31, 2003 of $21.5 million. An additional 0.9 million shares also serve as collateral to secure these loans and are held by donees of these executives.

          We have entered into a merger agreement with Zhone Technologies, Inc, which, upon completion, will result in a change of control as defined in the July 2002 agreements. At the time discussions regarding the merger commenced, this matter was still under consideration by our board. No changes in the loan and restricted stock arrangements between Tellium and these individuals have subsequently been made and no changes are intended to be made before completion of the merger. We are not in a position to assess the effect that these circumstances could have on us (or the combined company upon completion of the merger), but the effect could be material. If the implementing documents were given effect as executed, then, upon a change of control (including upon consummation of the merger):

•

We (or the combined company) could be obligated to pay bonuses to these executives and to extend the maturity of their management loans. We may not be able to deduct these payments for income tax purposes.

•

Depending on the circumstances prevailing at the time and on the interpretation of the documents, the aggregate amount of the bonuses could be up to $56 million, including approximately $22 million, representing the aggregate outstanding principal and interest due on the loans, and approximately $34 million, representing the aggregate amount of income and excise tax incurred by the executives associated with the bonus.

•

After repayment of the loans in full, it is anticipated that (i) the net cash outlay by Tellium (or the combined company) would equal the amount paid in respect of the executive's taxes, which could be up to approximately $34 million, (ii) the net cash received by the executives would be zero, and (iii) the shares held as collateral would be released to the executives free of any encumbrance associated with the management loans.

          We believe that the agreements signed in July 2002 are void and unenforceable against us and intend to vigorously defend any attempt to enforce these agreements. If we are required to make these payments, the financial condition of our business would be seriously and adversely harmed.

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

          On August 7, 2002, the Nasdaq Stock Market, Inc. notified us that our stock had traded for more than 30 consecutive trading days below the $1.00 minimum per share price required for continued listing on the Nasdaq National Market. Subsequently, we transferred our common stock to the Nasdaq SmallCap Market at the opening of business on November 19, 2002.  By transferring to the Nasdaq SmallCap Market, we received an extended grace period to August 5, 2003 in which to satisfy the minimum bid price requirement of $1.00 per share. With the exception of the $1.00 minimum per share price requirement, we believe that we are currently in compliance with all listing requirements for the Nasdaq SmallCap Market. In light of a recent change by Nasdaq extending its bid price grace period, we received an additional 90-day extension until November 2, 2003 when our initial extended grace period expired on August 5, 2003. If we do not meet the continued listing requirements for the Nasdaq SmallCap Market on or before November 2, 2003 and are not successful in an appeal from any adverse determination, our common stock may be delisted from trading on the Nasdaq SmallCap Market and could trade on the OTC Bulletin Board. The OTC Bulletin Board is a substantially less liquid market than the Nasdaq National Market or the Nasdaq SmallCap Market.

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

          On various dates between approximately December 10, 2002 and February 27, 2003, eight class-action securities complaints were filed against Tellium in the United States District Court, District of New Jersey. These complaints allege, among other things, that Tellium and its then-current directors and executive officers and its underwriter violated the Securities Act of 1933 by making false and misleading statements preceding our initial public offering and in our registration statement prospectus relating to the securities offered in the initial public offering. The complaints further allege that these parties violated the Securities and Exchange Act of 1934 by acting recklessly or intentionally in making the alleged misstatements. The actions seek damages in an unspecified amount, including compensatory damages, costs, and expenses incurred in connection with the actions and equitable relief as may be permitted by law or equity. On August 4, 2003, we filed a motion to dismiss these actions.  It is too early in the legal process to determine what impact, if any, these suits will have upon our business, financial condition, or results of operations. We intend to vigorously defend the claims made in these actions, which have been consolidated.

          On January 8, 2003 and January 27, 2003, two shareholder derivative complaints were filed on behalf of Tellium in the Superior Court of New Jersey. These complaints were made by plaintiffs who purport to be Tellium shareholders on behalf of Tellium, alleging, among other things, that Tellium directors breached their fiduciary duties to the company by engaging in stock transactions with individuals associated with Qwest, and in making materially misleading statements regarding our relationship with Qwest. The actions seek damages in an unspecified amount, including imposition of a constructive trust in favor of Tellium for the amount of profits allegedly received through stock sales, disgorgement of proceeds in connection with the stock option exercises, damages allegedly sustained by Tellium in connection with alleged breaches of fiduciary duties, costs, and expenses incurred in connection with the actions. These cases have been stayed by the court pending the resolution of motions to dismiss in the above-referenced federal court securities actions. It is too early in the legal process to determine what impact, if any, these suits will have upon our business, financial condition, or results of operations. We intend to vigorously defend the claims made in these actions, which have been consolidated.

          In late July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with our October 2000 merger with Astarte Fiber Networks, Inc. Corning alleges that Astarte and Tellium, as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract, and breached warranties presented in that contract. Corning seeks an award of $38 million, plus expenses and interest. We have filed a response with the American Arbitration Association that we are not a proper party to the dispute. A third party to the Demand has also responded to the American Arbitration Association that we are not relevant to the dispute. The arbiters have been empanelled, and a preliminary hearing was held on February 27, 2003. At the preliminary hearing, we made a motion to dismiss the suit against us for failure to state a viable claim as to Tellium, and the arbiters set a briefing schedule on the motion. The parties completed briefing on July 18, 2003.  Our motion to dismiss is awaiting possible oral argument and decision by the arbiters. The parties have also commenced some discovery. It is too early in the dispute process to determine what impact, if any, that such dispute will have upon our business, financial condition, or results of operations. We intend to vigorously defend the claims made in any legal proceedings that may result and pursue any possible counterclaims against Corning, Astarte, and other parties associated with the claims.

          These suits and any future litigation could result in substantial costs and the diversion of management’s attention and resources away from the operation of our business in order to respond to the litigation.

  Continued scrutiny resulting from resulting from ongoing government investigations may have a material and adverse effect on the combined company’s business.

          The Denver regional office of the Securities Exchange Commission is conducting two investigations titled In the Matter of Qwest Communications International, Inc. and In the Matter of Issuers Related to Qwest.  The first of these investigations does not involve any allegation of wrongful conduct on the part of Tellium.  In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having vendor relationships with Qwest, including Tellium.  This investigation, insofar as it relates to us, generally focuses on whether our transactions and relationships with Qwest were appropriately disclosed in our public filings and other public statements.  In addition, we have received requests for documents and information from the Office of the United States Attorney in Denver in connection with our transactions and business relationships with Qwest.  That Office has advised us that Tellium is not regarded as a subject or target of the government’s investigation.  We are cooperating fully with these investigations.  We are not able, at this time, to say when these investigations will be completed and resolved, or what the ultimate outcome with respect to Tellium will be.  These investigations could result in substantial costs and a diversion of our management’s attention and may have a material and adverse effect on our business, financial condition and results of operation.

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

          At June 30, 2003, we had approximately $149.8 million in cash and cash equivalents. Based on our current plans and business conditions, we believe that our current cash, cash equivalents, investments, our line of credit facilities and cash anticipated to be available from future operations, will enable us to meet our working capital, capital expenditure requirements, and other liquidity requirements for the next 12 months. We may need to raise additional funding at that time or earlier if we decide to undertake more rapid expansion, including acquisitions of complementary products or technologies, or if we increase our marketing and/or research and development efforts in order to respond to competitive pressures. As a result, we may need to raise substantial additional capital. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of our planned product development and/or marketing and sales efforts and we may be unable to respond appropriately to competitive pressures, any of which would seriously harm our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of additional securities could result in dilution to our existing stockholders. If additional funds are raised through the issuance of debt securities, their terms could impose additional restrictions on our operations.

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

Item 4.         Controls and Procedures.

          We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, evaluated, summarized, and reported accurately within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms.  As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-14). Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of the date of that evaluation.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

In late July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with our October 2000 merger with Astarte Fiber Networks, Inc. Corning alleges that Astarte and Tellium, as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract, and breached warranties presented in that contract. Corning seeks an award of $38 million, plus expenses and interest. We have filed a response with the American Arbitration Association that we are not a proper party to the dispute. A third party to the Demand has also responded to the American Arbitration Association that we are not relevant to the dispute. The arbiters have been empanelled, and a preliminary hearing was held on February 27, 2003. At the preliminary hearing, we made a motion to dismiss the suit against us for failure to state a viable claim as to Tellium, and the arbiters set a briefing schedule on the motion. The parties completed briefing on July 18, 2003.  Our motion to dismiss is awaiting possible oral argument and decision by the arbiters. The parties have also commenced some discovery. It is too early in the dispute process to determine what impact, if any, that such dispute will have upon our business, financial condition, or results of operations. We intend to vigorously defend the claims made in any legal proceedings that may result and pursue any possible counterclaims against Corning, Astarte, and other parties associated with the claims.

On various dates between approximately December 10, 2002 and February 27, 2003, eight class-action securities complaints were filed against Tellium in the United States District Court, District of New Jersey. These complaints allege, among other things, that Tellium and its then-current directors and executive officers and its underwriter violated the Securities Act of 1933 by making false and misleading statements preceding our initial public offering and in our registration statement prospectus relating to the securities offered in the initial public offering. The complaints further allege that these parties violated the Securities and Exchange Act of 1934 by acting recklessly or intentionally in making the alleged misstatements. The actions seek damages in an unspecified amount, including compensatory damages, costs, and expenses incurred in connection with the actions and equitable relief as may be permitted by law or equity. On August 4, 2003, we filed a motion to dismiss these actions.  It is too early in the legal process to determine what impact, if any, these suits will have upon our business, financial condition, or results of operations. We intend to vigorously defend the claims made in these actions, which have been consolidated.

On January 8, 2003 and January 27, 2003, two shareholder derivative complaints were filed on behalf of Tellium in the Superior Court of New Jersey. These complaints were made by plaintiffs who purport to be Tellium shareholders on behalf of Tellium, alleging, among other things, that Tellium directors breached their fiduciary duties to the company by engaging in stock transactions with individuals associated with Qwest, and in making materially misleading statements regarding our relationship with Qwest. The actions seek damages in an unspecified amount, including imposition of a constructive trust in favor of Tellium for the amount of profits allegedly received through stock sales, disgorgement of proceeds in connection with the stock option exercises, damages allegedly sustained by Tellium in connection with alleged breaches of fiduciary duties, costs, and expenses incurred in connection with the actions. These cases have been stayed by the court pending the resolution of motions to dismiss in the above-referenced federal court securities actions. It is too early in the legal process to determine what impact, if any, these suits will have upon our business, financial condition, or results of operations. We intend to vigorously defend the claims made in these actions, which have been consolidated.

The Denver regional office of the Securities Exchange Commission is conducting two investigations titled In the Matter of Qwest Communications International, Inc. and In the Matter of Issuers Related to Qwest.  The first of these investigations does not involve any allegation of wrongful conduct on the part of Tellium.  In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including Tellium.  This investigation, insofar as it relates to us, generally focuses on whether our transactions and relationships with Qwest were appropriately disclosed in our public filings and other public statements.  In addition, we have received requests for documents and information from the Office of the United States Attorney in Denver in connection with our transactions and business relationships with Qwest.  That Office has advised us that Tellium is not regarded as a subject or target of the government’s investigation.  We are cooperating fully with these investigations.  We are not able, at this time, to say when these investigations will be completed and resolved, or what the ultimate outcome with respect to Tellium will be.

Item 2.       Changes in Securities and Use of Proceeds.

(a)	Changes in Securities.

None.

(b)	Use of Proceeds.

On May 17, 2001, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-46362) was declared effective by the Securities and Exchange Commission. The net proceeds of our initial public offering were approximately $139.5 million. The proceeds of this offering were invested in short-term, interest-

bearing, investment-grade securities. We expect to use the net proceeds from this offering primarily to fund operating losses and for working capital and other general corporate purposes to implement our business strategies. We may also use a portion of the net proceeds from our initial public offering to acquire or invest in businesses, technologies, or products that are complementary to our business

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

At its Annual Meeting of Stockholders on May 21, 2003, our stockholders took the following actions:

1.

Elected the following Class II directors to serve until the next annual meeting of stockholders at which their respective class is due for election or until their respective successors shall have been duly elected and qualified, with votes as indicated opposite each director’s name:

                               -------------------------------------------------------------

                                                                            For              Withheld

                               -------------------------------------------------------------

                              Kathleen A. Perone           92,938,704     6,550,988

                               -------------------------------------------------------------

                              Gerald Gorman                92,945,106      6,544,586

                               -------------------------------------------------------------

The directors whose term of office as a director continued after the meeting are: Harry J. Carr, Michael M. Connors, and Barton Y. Shigemura.

2.

Authorized and approved amendments to our Amended and Restated Certificate of Incorporation to effect a reverse stock split based upon each of the following ratios: one-for-ten; one-for-nine; one-for-eight; one-for-seven; one-for-six; one-for-five; one-for-four; one-for-three; or one-for-two, without further approval or authorization of Tellium’s stockholders; provided, that Tellium’s Board of Directors is authorized to abandon any of the amendments to Tellium’s Amended and Restated Certificate of Incorporation for any reason at any time prior to the effectiveness of the filing of any of the amendments.  The vote was 91,978,299 for the proposal, 7,444,483 against, and   66,910 abstentions.

3.	Ratified the appointment of Deloitte & Touche LLP as our independent auditors. The vote was 99,308,543 for the proposal, 106,703 against, and 75,076 abstentions.

Item 5.          Other Information.

None.

Item 6.          Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit	Description

10.1*	Modification dated June 30, 2003 of Business Loan Agreement dated June 1, 2000 by and between Commerce Bank/Shore, N.A. and Tellium, Inc.

10.2*	Second Amendment dated June 30, 2003 to the Promissory Note dated June 1, 2000 and Rider to Promissory Note dated July 30, 2001 made by Tellium, Inc. In favor of Commerce Bank/Shore, N.A.

31.1*	Section 302 Certification of Harry J. Carr, Chief Executive Officer

31.2*	Section 302 Certification of Michael J. Losch, Chief Financial Officer

32*	Certification of Harry J. Carr, Chief Executive Officer, and Michael J. Losch, Chief Executive Officer

*          Filed herewith

(a)	Reports on Form 8-K.

On July 28, 2003, we filed a report on Form 8-K announcing that (i) we had entered into an Agreement and Plan of Merger, dated as of July 27, 2003, with Zhone Technologies, Inc., a Delaware corporation, and Zebra Acquisition Corp., a wholly-owned subsidiary of Tellium, (iii) Tellium and Zhone had issued a joint press release dated July 28, 2003 announcing the execution of the Merger Agreement, and (iii) we had issued a press release announcing our financial results for the quarter ended June 30, 2003.

On August 1, 2003, we filed a report on Form 8-K to file as an exhibit a written transcript of conference call of Tellium, Inc., held on July 28, 2003, regarding its results of operations and financial condition for the quarter ended June 30, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELLIUM, INC.

Dated: August 13, 2003	/s/ HARRY J. CARR

Harry J. Carr Chairman of the Board and Chief Executive Officer

Dated: August 13, 2003	/s/ MICHAEL J. LOSCH

Michael J. Losch Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)