Form 10-Q
period 2003-09-30
TELLIUM INC
filed 2003-11-13
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                         TO                         .

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

Yes  ☒                        No  ☐

As of September 30, 2003, there were 116,901,954 shares outstanding of the registrant’s common stock, par value $0.001 per share.

TELLIUM, INC.

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3

	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2003 and September 30, 2002 and for the Nine Months Ended September 30, 2003 and September 30, 2002	4

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2003	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and September 30, 2002	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Changes in Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits and Reports on Form 8-K	29

Signatures		31

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited).

TELLIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2002	September 30, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$171,019,242	$140,914,409
Accounts receivable	12,938	15,133,392
Inventories	13,744,549	9,193,943
Prepaid expenses and other current assets	2,289,880	2,643,899

Total current assets	187,066,609	167,885,643
Property and equipment—net	40,533,504	24,368,026
Other assets	753,657	748,773

Total assets	$228,353,770	$193,002,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$2,977,881	$5,585,709
Accrued expenses and other current liabilities	21,922,749	13,158,363
Current portion of notes payable	—	1,732,094
Current portion of capital lease obligations	72,687	62,689
Bank line of credit	8,000,000	8,000,000

Total current liabilities	32,973,317	28,538,855
Long-term portion of notes payable	540,000	—
Long term portion of capital lease obligations	51,827	7,521
Other long-term liabilities	376,256	317,074

Total liabilities	33,941,400	28,863,450

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 25,000,000 shares authorized as of December 31, 2002 and September 30, 2003, 0 issued and outstanding as of December 31, 2002 and September 30, 2003	—	—
Common stock, $0.001 par value, 900,000,000 shares authorized, 116,494,448 and 124,310,249 issued as of December 31, 2002 and September 30, 2003, and 114,044,447 and 116,901,954 legally outstanding as of December 31, 2002 and September 30, 2003	116,495	124,311
Additional paid-in capital	1,008,592,465	1,026,586,700
Accumulated deficit	(779,931,974)	(844,434,195)
Deferred employee compensation	(20,424,253)	(4,599,161)
Common stock in treasury, at cost, 17,073,851 and 16,301,351 shares as of December 31, 2002 and September 30, 2003	(13,940,363)	(13,538,663)

Total stockholders’ equity	194,412,370	164,138,992

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$228,353,770	$193,002,442

See Notes to Condensed Consolidated Financial Statements.

TELLIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
REVENUE	$1,946,874	$4,913,104	$59,080,882	$25,168,269
Non-cash charges related to equity issuances	495,702	—	36,651,557	—

REVENUE, net of non-cash charges related to equity issuances	1,451,172	4,913,104	22,429,325	25,168,269
COST OF REVENUE	14,238,292	4,840,356	71,335,808	20,049,259

Gross profit	(12,787,120)	72,748	(48,906,483)	5,119,010

OPERATING EXPENSES:
Research and development, excluding stock-based compensation	7,801,870	5,921,240	35,568,853	17,365,309
Sales and marketing, excluding stock-based compensation	3,341,152	1,759,574	15,044,517	6,111,038
General and administrative, excluding stock-based compensation	7,511,920	5,972,393	23,374,729	17,706,051
Amortization of intangible assets and goodwill	136,467	—	6,931,956	—
Stock-based compensation expense	83,138,716	3,609,054	106,151,071	25,232,580
Impairment of goodwill	—	—	58,433,967	—
Restructuring and impairment of long-lived assets	—	(1,865,000)	64,535,388	5,527,310

Total operating expenses	101,930,125	15,397,261	310,040,481	71,942,288

OPERATING LOSS	(114,717,245)	(15,324,513)	(358,946,964)	(66,823,278)

OTHER INCOME (EXPENSE):
Other income (expense) – net	(3,363)	9,842	(7,449)	1,036,342
Interest income	858,303	415,120	3,330,447	1,475,444
Interest expense	(130,219)	(24,029)	(637,262)	(190,729)

Total other income	724,721	400,933	2,685,736	2,321,057

NET LOSS	$(113,992,524)	$(14,923,580)	$(356,261,228)	$(64,502,221)

BASIC AND DILUTED LOSS PER SHARE	$(1.15)	$(0.14)	$(3.41)	$(0.64)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	99,294,044	103,050,272	104,539,391	100,803,587

STOCK-BASED COMPENSATION EXPENSE
Cost of revenue	$7,154,531	$675,857	$10,089,318	$5,254,638
Research and development	48,628,985	734,892	63,679,884	4,719,346
Sales and marketing	15,854,233	1,270,019	21,132,167	9,734,285
General and administrative	18,655,498	1,604,143	21,339,020	10,778,949
Restructuring	—	—	1,445,696	—

	$90,293,247	$4,284,911	$117,686,085	$30,487,218

See Notes to Condensed Consolidated Financial Statements.

TELLIUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid- in Capital
	Shares	Amount	Shares	Amount
JANUARY 1, 2003	116,494,448	$116,495	17,073,851 (1)	$(13,940,363)	$1,008,592,465
Issuance of common stock	1,719,333	1,719	—	—	242,978
Exercise of stock options and warrants	6,096,468	6,097	—	—	3,490,831
Forfeiture of unvested stock options	—	—	—	—	(486,711)
Deferred compensation	—	—	—	—	14,370,677
Amortization of deferred compensation	—	—	—	—	—
Warrant and option cost	—	—	—	—	376,460
Repurchase of restricted stock	—	—	(772,500)	401,700	—
Net loss	—	—	—	—	—

SEPTEMBER 30, 2003	124,310,249	$124,311	16,301,351	$(13,538,663)	$1,026,586,700

			Accumulated Deficit	Deferred Compensation	Stockholders’ Equity
JANUARY 1, 2003			$(779,931,974)	$(20,424,253)	$194,412,370
Issuance of common stock			—	—	244,697
Exercise of stock options and warrants			—	—	3,496,928
Forfeiture of unvested stock options			—	471,583	(15,128)
Deferred compensation			—	(14,370,677)	—
Amortization of deferred compensation			—	29,724,186	29,724,186
Warrant and option cost			—	—	376,460
Repurchase of restricted stock			—	—	401,700
Net loss			(64,502,221)	—	(64,502,221)

SEPTEMBER 30, 2003			$(844,434,195)	$(4,599,161)	$164,138,992

(1)	Of these shares, 8,943,056 are legally outstanding shares of common stock, which have been treated as treasury stock for financial statement purposes.

See Notes to Condensed Consolidated Financial Statements.

TELLIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(356,261,228)	$(64,502,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,783,063	14,567,348
Write down of impaired assets	157,983,967	656,156
Provision for doubtful accounts	690,029	—
Amortization of deferred compensation expense	89,469,783	29,709,058
Amortization of deferred warrant cost	7,851,557	—
Warrant and option cost related to third parties	27,734,572	778,160
Changes in assets and liabilities:
Decrease in due from stockholder	802,623	—
Decrease (increase) in accounts receivable	23,541,419	(15,120,454)
Decrease in inventories	20,569,605	5,559,654
Decrease (increase) in prepaid expenses and other current assets	203,083	(354,019)
Decrease in other assets	521,055	4,884
Increase (decrease) in accounts payable	(7,599,518)	2,607,828
Decrease in accrued expenses and other current liabilities	(14,176,224)	(8,764,585)
Increase (decrease) in other long-term liabilities	112,024	(59,182)

Net cash used in operating activities	(24,774,190)	(34,917,173)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,658,406)	(67,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and line of credit borrowings	(515,859)	(740,791)
Principal payments on capital lease obligations	(76,418)	(54,304)
Proceeds from short-term borrowings	—	1,932,885
Repurchase of warrants	(5,500,000)	—
Issuance of common stock	1,045,227	3,741,625

Net cash provided by (used in) financing activities	(5,047,050)	4,879,415

NET DECREASE IN CASH AND CASH EQUIVALENTS	(35,479,646)	(30,104,833)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	218,708,074	171,019,242

CASH AND CASH EQUIVALENTS, END OF PERIOD	$183,228,428	$140,914,409

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$637,262	$190,729

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

The transaction is subject to the approval of each company’s security holders, regulatory review, as well as other customary closing conditions. The transaction is expected to close on or about November 13, 2003 or as soon thereafter as is practicable.

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

Equity-Based Compensation—Prior to 2003, we accounted for stock-based employee compensation arrangements under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” We selected the prospective method of adoption described in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This method applies fair value accounting to all new grants and modification or settlement of old grants after the beginning of the year of adoption. All other old grants will continue to be accounted for under the intrinsic value provision of APB No. 25. We recorded approximately $26.2 million of stock-based compensation for new grants accounted for under SFAS No. 123. The remaining $4.6 million of stock-based compensation recorded in the nine months ended September 30, 2003 related to options granted prior to January 1, 2003.

Had we elected to recognize compensation expense for stock options according to SFAS No. 123 since our inception, based on the fair value at the grant dates of the awards, net loss and net loss per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net loss, as reported	$(113,992,524)	$(14,923,580)	$(356,261,231)	$(64,502,221)
Add: Stock-based employee compensation expense included in reported net income	62,488,290	443,133	89,489,989	3,855,648
Deduct: Stock-based employee compensation determined under fair value methods for all awards granted since May 8, 1997 (inception) through December 31, 2002	(3,246,104)	(900,228)	(44,819,684)	(4,575,768)

Pro forma net loss	$(54,750,338)	$(15,380,675)	$(311,590,926)	$(65,222,341)

Net loss per basic and diluted share:
As reported	$(1.15)	$(0.14)	$(3.41)	$(0.64)
Pro forma	(0.55)	(0.15)	(2.98)	(0.65)

The weighted average fair value of our stock options was calculated using the Black-Scholes Model with the following weighted average assumptions used for grants: no dividend yield; risk free interest rates between 1.19% and of 6.25%; expected volatility of 0% (80% for grants issued during and after September 2000); and expected lives of one to four years. The weighted average fair value of options granted during the three months ended September 30, 2002 and 2003 and the nine months ended September 30, 2002 and 2003 was $0.50, $0.52, $1.42 and $0.20 per share, respectively.

Net Loss Per Share—Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Weighted average common shares outstanding for purposes of computing basic net loss per share excludes the unvested portion of restricted stock. For the three months and nine months ended September 30, 2003, 9,908,495 vested shares of restricted stock were treated as treasury stock for the calculation of weighted average common shares outstanding as a result of the accounting for the Management Incentive Compensation Program. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period, if dilutive. Potentially dilutive common shares are composed of the incremental common shares issuable upon the conversion of preferred stock and the exercise of stock options and warrants, using the treasury stock method. Due to our net loss, the effect of potentially dilutive common shares is anti-dilutive; therefore, basic and diluted net loss per share are the same. For the three months ended September 30, 2002 and 2003 and the nine months ended September 30, 2002 and 2003, potentially dilutive shares of 107,533, 3,450,402, 2,736,484 and 2,318,448, respectively, were excluded from the diluted weighted average shares outstanding calculation.

Recent Financial Accounting Pronouncements—In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. Management does not expect that the adoption of this standard will have a material effect on Tellium’s financial position or results of operations.

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

During the nine months ended September 30, 2003, we terminated approximately 130 employees. During the first quarter of 2003, we recorded charges for the workforce reduction of approximately $3.2 million primarily related to severance and extended benefits. The remaining balance related to the workforce reduction of approximately $0.1 million will be paid during 2003.

During the first quarter, we recorded a charge of approximately $3.5 million related to the consolidation of facilities. We ceased use of our West Long Branch, NJ facility during the quarter ended March 31, 2003. The remaining facilities balance of approximately $6.0 million as of September 30, 2003 is related to the net lease expense of non-cancelable leases, which will be paid over the respective lease terms through the year 2007.

The following displays the activity and balances of the restructuring reserve account for the nine months ended September 30, 2003:

	Workforce Reduction	Facility Consolidation	Total
Initial reserve recorded during 2002	$6,335,388	$6,500,000	$12,835,388
Non-cash reduction	(1,445,696)	(2,250,000)	(3,695,696)
Cash reductions	(4,046,864)	(386,172)	(4,433,036)

Restructuring liability as of December 31, 2002	842,828	3,863,828	4,706,656

Additional reserve recorded	3,163,802	3,572,352	6,736,154
Cash reductions	(3,893,711)	(1,422,073)	(5,315,784)
Reversal—See Note 10	—	(1,865,000)	—

Restructuring liability as of September 30, 2003	$112,919	$4,149,107	$4,262,026

In addition, during the first quarter of 2003, we wrote down net property, plant, and equipment by approximately $0.7 million. This charge covers assets idled by restructuring for which we have a committed disposal plan.

4.	INVENTORIES

Inventories consist of the following:

	December 31, 2002	September 30, 2003
Raw materials	$4,925,646	$2,830,094
Work-in-process	5,758,245	982,928
Finished goods	3,060,658	5,380,921

	$13,744,549	$9,193,943

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2002	September 30, 2003
Equipment	$55,148,597	52,633,594
Furniture and fixtures	6,275,526	6,277,574
Acquired software	9,931,912	10,039,358
Leasehold improvements	7,140,801	7,143,822
Construction in progress	79,458	—

	78,576,294	76,094,348
Less accumulated depreciation and amortization	38,042,790	51,726,322

Property, plant and equipment—Net	$40,533,504	$24,368,026

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31, 2002	September 30, 2003
Accrued professional fees	$2,623,266	$2,015,920
Accrued compensation and related expenses	8,896,443	2,851,107
Deferred revenue	660,609	979,728
Warranty reserve	3,190,000	1,966,000
Restructuring reserve	4,706,656	4,262,026
Other	1,845,775	1,083,582

	$21,922,749	$13,158,363

Changes in accrued product warranty expenses during the nine months ended September 30, 2003 were as follows:

		2003
Balance as of January 1		$3,190,000
Add: Product warranties issued during the year		1,215,000
Deduct: Reductions in product liability for payments made		(2,439,000)

Balance as of September 30		$1,966,000

7.	STOCKHOLDERS’ EQUITY

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

        We attempted to implement these board-approved changes, and in late July 2002 repurchase agreements and other implementing documents were signed. However, certain problems arose in the implementation of the changes and the board subsequently determined that the documented changes did not reflect its intentions and the scope of what it had authorized and that we should not go forward with changes in the restricted stock and loan program at that time. Accordingly, the board determined that it should not ratify and approve the implementing documents that had been executed and that the documents and the transactions provided for by them were void and unenforceable against us. The board also determined to continue to consider changes to our management incentive compensation arrangements, including the management loan arrangements. As previously disclosed, Tellium was not aware of what position the executives who signed implementing agreements in July 2002 would take with respect to the board’s action to void those agreements and was, therefore, unable to assess at that time whether those developments would have a material adverse effect on us.

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

•	We repurchased approximately 5.0 million shares of restricted stock held by eight non-executive senior managers and one former non-executive senior manager (all of whom have outstanding loans) and their affiliates. We paid $0.63 per share for the vested shares (the average of the daily closing prices of our common stock during the month prior to the approval of the changes by the board, December 2002) and approximately $2.14 per share, plus accrued interest, for the unvested shares (the approximate contractual price at which we had the right to repurchase unvested shares under our original agreements with these individuals). We applied all proceeds from our repurchases of restricted stock, of approximately $5.6 million, toward the respective individual’s outstanding loan.

•	We forgave the remaining loan balances of these eight non-executive senior managers and one former non-executive senior manager and made a payment in May 2003 of cash bonuses in the approximate aggregate amount of $5.2 million to assist in satisfying the tax liability associated with the loan forgiveness. The eight non-executive senior managers must repay the cash bonuses if they resign from employment with us for other than good reason or are dismissed for cause before January 1, 2005. The loan forgiveness and cash bonuses are in lieu of any other bonuses or incentive compensation payments for 2002 and 2003. We forgave the remaining loans owed to us by three former non-executive senior managers, but none of these individuals received cash bonuses to assist with their tax liability.

•	We received executed non-competition agreements from all of the employees receiving loan forgiveness. The non-competes will expire one year after the termination of employment.

In connection with the approval of these changes to the outstanding loans, the board also approved the cancellation of stock options to purchase approximately 2.7 million shares of our common stock held by 11 non-executive senior managers, including three non-executive senior managers who did not have loans, and re-issuance of new stock options to purchase approximately 5.3 million shares of our common stock. The exercise price of the stock options cancelled was substantially above the current market price of our common stock. In May 2003, we cancelled the stock options to purchase approximately 2.9 million shares of our common stock and issued new options with an exercise price of $0.63 per share (the average of the daily closing prices of our common stock during the month prior to the approval of the changes by the board, December 2002). The offer to cancel and reissue these stock options was made during the quarter ended March 31, 2003. We accounted for this offer in accordance with the provisions of SFAS No. 123, and charges related to this offer are included in the approximately $25.9 million of stock-based compensation recorded for new grants for the nine months ended September 30, 2003.

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

None of our executive officers with restricted stock and related loans, Messrs. Carr, Bala, and Losch, were offered the share repurchase, loan forgiveness, and cash bonus program discussed above. Consequently, these executives currently hold approximately 7.8 million shares of restricted stock of Tellium which secure recourse loans owed to us with an approximate balance of principal and accrued interest at October 31, 2003 of $21.7 million. An additional 1.6 million shares also serve as collateral to secure these loans and are held by donees of these executives.

We have entered into a merger agreement with Zhone Technologies, Inc, which, upon completion, will result in a change of control as defined in the July 2002 agreements. At the time discussions regarding the merger commenced, this matter was still under consideration by our board. No changes in the loan and restricted stock arrangements between Tellium and these individuals have subsequently been made and no changes are intended to be made before completion of the merger. We are not in a position to assess the effect that these circumstances could have on us (or the combined company upon completion of the merger), but the effect could be material. If the implementing documents were given effect as executed, then, upon a change of control (including upon consummation of the merger):

•	We (or the combined company) could be obligated to pay bonuses to these executives and to extend the maturity of their management loans. We may not be able to deduct these payments for income tax purposes.

•	Depending on the circumstances prevailing at the time and on the interpretation of the documents, the aggregate amount of the bonuses could be up to $56 million, including approximately $22 million, representing the aggregate outstanding principal and interest due on the loans, and approximately $34 million, representing the aggregate amount of income and excise tax incurred by the executives associated with the bonus.

•	After repayment of the loans in full, it is anticipated that (i) the net cash outlay by Tellium (or the combined company) would equal the amount paid in respect of the executive’s taxes, which could be up to approximately $34 million, (ii) the net cash received by the executives would be zero, and (iii) the shares held as collateral would be released to the executives free of any encumbrance associated with the management loans.

We believe that the agreements signed in July 2002 are void and unenforceable against us and intend to vigorously defend any attempt to enforce these agreements.

In addition, in March 2003, the board authorized the cancellation of approximately 3.2 million stock options held by our executive officers with exercise prices substantially above the current trading value of our common stock. At the same time, the board authorized the reissuance of approximately 2.2 million stock options at an exercise price of $0.54 per share to our chief operating officer, chief financial officer, and chief technology officer and 1.2 million shares of zero-priced restricted stock to our chief executive officer.

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

In late July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with our October 2000 merger with Astarte Fiber Networks, Inc. Corning alleges that Astarte and Tellium, as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract, and breached warranties presented in that contract. The Demand for Arbitration was subsequently amended to add a claim for unjust enrichment. Corning seeks an award of $38 million, plus expenses and interest. We have filed a response with the American Arbitration Association that we are not a proper party to the dispute. A third party to the Demand has also responded to the American Arbitration Association that we are not relevant to the dispute. The arbiters have been empanelled, and a preliminary hearing was held on February 27, 2003. At the preliminary hearing, we made a motion to dismiss the suit against us for failure to state a viable claim as to Tellium, and the arbiters set a briefing schedule on the motion. The parties completed briefing on July 18, 2003. On September 17, 2003, the arbiters denied our motion to dismiss, with a suggestion that Tellium refile its motion on the close of discovery. The parties have also commenced some discovery, including requests for documents, written interrogatories, and depositions. On October 28, 2003, Tellium commenced in the United States District Court for the Southern District of New York an action for a declaratory judgment that Tellium is not a proper party to the arbitration. Tellium’s action seeks to have the arbitration stayed and Corning enjoined from pursuing arbitration any further against Tellium. It is too early in the dispute process to determine what impact, if any, this dispute will have upon our business, financial condition, or results of operations. We intend to vigorously defend the claims made in any legal proceedings that may result and pursue any possible counterclaims against Corning, Astarte, and other parties associated with the claims.

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

The Denver, Colorado regional office of the SEC is conducting two investigations titled In the Matter of Qwest Communications International, Inc. and In the Matter of Issuers Related to Qwest. The first of these investigations does not involve any allegation of wrongful conduct on the part of Tellium. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including Tellium. This investigation, insofar as it relates to us, appears to focus generally on whether our transactions and relationships with Qwest were appropriately disclosed in our public filings and other public statements. In addition, the United States Attorney in Denver is conducting an investigation involving Qwest, including Qwest’s relationships with certain of its vendors, including Tellium. In connection with that investigation, the U.S. Attorney has sought documents and information from us and has sought interviews and/or grand jury testimony from persons associated or formerly associated with us, including certain of our officers. The U.S. Attorney has indicated that, while aspects of its investigation are in an early stage, neither we nor any of our current or former officers or employees is a target of the investigation. We are cooperating fully with these investigations. We are not able, at this time, to say when the SEC and/or U.S. Attorney investigations will be completed and resolved, or what the ultimate outcome with respect to Tellium will be. These investigations could result in substantial costs and a diversion of management’s attention and may have a material and adverse effect on our business, financial condition, and results of operations.

As previously disclosed, Tellium and 185 Monmouth Parkway Associates, L.P. filed complaints and other documents against each other asserting claims arising out of certain real property lease agreements between Tellium and 185 Monmouth pursuant to which Tellium leased certain real property in West Long Branch, New Jersey. Tellium’s suit also asserted claims against other related entities concerning property leased in Oceanport, New Jersey. On November 12, 2003, the parties to the above litigations reached an out-of-court settlement in which Tellium has agreed to pay approximately $2.5 million to settle (i) all of the claims asserted in connection with the complaints and other documents filed in the Superior Court of New Jersey, Monmouth County and (ii) all of the claims that may arise or have arisen from the real property leases for the West Long Branch, New Jersey, properties, with the exception of contingent obligations under certain lease provisions requiring indemnification of the landlord for personal injury claims accruing during the lease periods and compliance with environmental statutes and other laws. The settlement agreement also provides for releases of all parties named in the lawsuits for all claims that were or could have been raised in the litigations or with respect to the West Long Branch leases.

10.	SUBSEQUENT EVENTS

On November 3, 2003, the Company announced that its board of directors had unanimously approved a one-for-four reverse stock split of the company’s outstanding common stock. The reverse stock split was approved by the Tellium stockholders at the annual meeting of stockholders on May 21, 2003. As a result of the reverse stock split, every four shares of Tellium common stock will be exchanged for one share of Tellium common stock. Consummation of the reverse stock split is subject to stockholder approval of the proposed merger between the company and Zhone Technologies, Inc. and will be effective immediately prior to the closing of the merger. The company currently anticipates that the reverse stock split and the merger will be effective on November 13, 2003, or as soon thereafter as is practicable, after each company holds a special meeting of its stockholders to approve the merger.

As a result of the settlement with 185 Monmouth Parkway Associates and other parties described in Note 9 above, the company has reversed approximately $1.9 million of a reserve related to the non-cancelable lease to its statement of operations in the quarter ended September 30, 2003. The reserve was initially recorded as part of the company’s January 2003 restructuring plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses the financial condition of Tellium and its subsidiaries as of September 30, 2003 compared with December 31, 2002, and our results of operations for the three months and nine months ended September 30, 2003 compared with the same period last year, respectively. You should read this discussion and analysis along with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report, and in conjunction with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2002.

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

The transaction is subject to the approval of each company’s security holders, regulatory review, as well as other customary closing conditions. The transaction is expected to close on or about November 13, 2003 or as soon thereafter as is practicable.

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

On June 24, 2002, in response to these severe economic conditions, we announced a business restructuring plan designed to decrease our operating expenses. We recorded a restructuring charge of approximately $12.8 million associated with a workforce reduction of approximately 200 employees and the consolidation of excess facilities, resulting in non-cancelable lease costs and write down of certain leasehold improvements. On January 9, 2003, we announced a second business restructuring plan to better align ongoing operating costs with industry conditions. We recorded a restructuring charge of approximately $6.7 million in January 2003 for the consolidation of excess facilities, resulting in non-cancelable lease costs and for severance and extended benefits associated with a reduction of our workforce by approximately 130 employees. Together, these restructurings resulted in a reduction in our work force of about 330 employees and restructuring charges of approximately $19.5 million. In addition to normal attrition, the two restructurings contributed significantly to a reduction in our workforce from 544 as of January 1, 2002 to 167 as of September 30, 2003. While the reduction of employees has affected all areas of our business operations, we expect that the restructurings will better align ongoing operating costs with industry conditions.

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

Since our inception in May 1997, we have incurred significant losses, and as of September 30, 2003, we had an accumulated deficit of approximately $844.4 million. For the nine months ended September 30, 2003, we had losses of approximately $64.5 million, compared to losses of approximately $356.3 million for the nine months ended September 30, 2002.

While we have taken actions to reduce our cost structure, we anticipate that we will continue to incur operating losses unless the overall economic environment improves, carriers resume meaningful spending on optical switches, and our revenue increases significantly compared to current levels. We currently anticipate that the cost of revenue and our resulting gross margin will continue to be adversely affected by the reduced demand for our products. A significant portion of our operating expenses is, and will continue to be, fixed in the short term. During the nine months ended September 30, 2003, we incurred substantial operating losses of approximately $66.8 million, which includes charges of approximately $25.9 million related to our prospective change to the fair market value method of accounting for stock options in accordance with SFAS No. 123. We adopted SFAS No. 123 on January 1, 2003. We have not achieved profitability on a quarterly or an annual basis since our inception and anticipate that we will continue to incur net losses for the foreseeable future. At this time, we have limited visibility into future revenue and cannot predict when, or if, the economic environment and demand for our products will improve.

123

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenue

For the three months ended September 30, 2003, we recognized revenue of approximately $4.9 million, which represents an increase of $3.0 million from revenue of approximately $1.9 million for the three months ended September 30, 2002. The increase in revenue is primarily due to revenue recognized as a result of purchases made by Cable & Wireless in connection with the build out of their network in 2003. We had no non-cash charges related to warrant issuances for the three months ended September 30, 2003, which represented a decrease of $0.5 million over non-cash charges related to warrant issuances of approximately $0.5 million for the same period in 2002. The decrease in non-cash charges is due to impairment charges of approximately $57.9 million for deferred warrant cost recorded during 2002, reducing the balance of deferred warrant cost to $0 as of December 31, 2002. Going forward, we do not expect to record any additional charges related to deferred warrant costs. As a result of the foregoing, revenue, net of non-cash charges related to equity issues, increased from approximately $1.4 million for the three months ended September 30, 2002 to approximately $4.9 million for the three months ended September 30, 2003. There can be no certainty as to the severity or duration of the current economic downtown or its impact on our future revenue. We expect that revenue in 2003 will be down compared to 2002 although actual results may vary due to changes in the condition of our business.

Cost of Revenue

For the three months ended September 30, 2003, our cost of revenue totaled approximately $4.8 million, which represents a decrease of $9.4 million from cost of revenue of approximately $14.2 million for the three months ended September 30, 2002. The decrease was primarily due to a reduction in stock compensation expense of approximately $6.5 million for the three months ended September 30, 2003 as compared to September 30, 2002. As a result of the restructuring measures taken during the second quarter of 2002 and the first quarter of 2003, overhead expenses decreased from $4.2 million for the three months ended September 30, 2002 to $3.0 million for the three months ended September 30, 2003. Cost of revenue includes stock-based compensation of approximately $0.7 million for the three months ended September 30, 2003 and approximately $7.2 million for the three months ended September 30, 2002. Gross profit was approximately $0.1 million and approximately $(12.8) million for the three months ended September 30, 2003 and 2002, respectively. The approximately $12.9 million increase in gross profit was primarily related to a significant decline in charges for warranty costs and stock compensation expense. Our cost of revenue is largely based on anticipated revenue trends and a high percentage of our costs are, and will continue to be, relatively fixed in the short term, although actual results may vary due to changes in the condition of our business and the consummation of the proposed merger with Zhone Technologies, Inc.

Research and Development Expense

For the three months ended September 30, 2003, we incurred research and development expense of approximately $5.9 million, which represents a decrease of $1.9 million from research and development expense of approximately $7.8 million for the three months ended September 30, 2002. The decrease is attributed primarily to a decrease of research and development personnel expense by approximately $2.3 million in conjunction with workforce reductions in June 2002 and January 2003 offset by an increase of prototype expense by approximately $0.8 million. We expect that research and development expense will not change significantly in future periods, although actual results may vary due to changes in the condition of our business and the consummation of the proposed merger with Zhone Technologies, Inc.

Sales and Marketing Expense

For the three months ended September 30, 2003, we incurred sales and marketing expense of approximately $1.8 million, which represents a decrease of approximately $1.5 million from sales and marketing expense of approximately $3.3 million for the three months ended September 30, 2002. The decrease resulted primarily from a reduction of sales and marketing personnel expense by approximately $.8 million and a decline of expenses for advertising and promotion by approximately $0.4 million. In order to decrease sales and marketing expenses in future periods, we will continue to engage in more targeted marketing using focused and lower-cost programs specifically addressing geographic markets with the potential of near-term customer opportunities. This is in contrast to our more broad-based market-wide marketing activities of past periods, which were inherently more comprehensive and therefore more expensive. We expect that sales and marketing expense will not change significantly in future periods, although actual results may vary due to changes in the condition of our business and the consummation of the proposed merger with Zhone Technologies, Inc.

General and Administrative Expense

For the three months ended September 30, 2003, we incurred general and administrative expense of approximately $6.0 million, which represents a decrease of $1.5 million from general and administrative expense of approximately $7.5 million for the three months ended September 30, 2002. The decrease was primarily due to a decrease of facilities expenses by approximately $0.6 million and personnel-related expenses by approximately $0.7 million in conjunction with workforce reductions in June 2002 and January 2003. We expect that general and administrative expense will not change significantly in future periods, although actual results may vary due to changes in the condition of our business and the consummation of the proposed merger with Zhone Technologies, Inc.

Amortization of Intangible Assets

We incurred no amortization expense for the three months ended September 30, 2003, which represents a decrease of $0.1 million from amortization expense of approximately $.1 million for the three months ended September 30, 2002. For the three months ended September 30, 2002, these amounts were due to the amortization of identifiable intangible assets relating to our acquisition of Astarte in 2000 and an intellectual property license from AT&T Corp. in 2000, both of which were amortized over an estimated useful life of five years. The decrease in amortization expense is due to impairment charges of approximately $53.1 million in 2002, which reduced the remaining balance of intangible assets to $0 as of December 31, 2002.

Restructuring and Impairment of Long-Lived Assets

As a result of the settlement with 185 Monmouth Parkway Associates and other parties described in Note 9 to the condensed consolidated financial statements presented above, the company has reversed approximately $1.9 million of a reserve related to the non-cancelable lease to its statement of operations in the quarter ended September 30, 2003. The reserve was initially recorded as part of the company’s January 2003 restructuring plan.

Stock-Based Compensation Expense

For the three months ended September 30, 2003, we recorded stock-based compensation expense of approximately $4.3 million, which represents a decrease of $86.0 million from stock-based compensation expense of approximately $90.3 million for the three months ended September 30, 2002. The decrease was primarily due to the completion of our stock option exchange program for employees on September 4, 2002, which resulted in charges of approximately $55.6 million, of which approximately $54.9 million was recorded as deferred compensation expense prior to our initial public offering, and the remainder represents the fair market value of the share awards. In addition, during the third quarter of 2002, we recorded a charge of approximately $26.9 million related to the accounting for proposed changes to our management incentive program, including notes receivables from 12 employees (see Note 10, “Stockholders’ Equity” of the Notes to Condensed Consolidated Financial Statements (Unaudited) above), in accordance with EITF Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44.”

Interest Income, Net

For the three months ended September 30, 2003, we recorded interest income, net of interest expense, of approximately $0.4 million, which represents a decrease of $0.3 million from interest income, net of interest expense, of approximately $.7 million for the three months ended September 30, 2002. Net interest income consists of interest earned on our cash and cash equivalent balances, offset by interest expense related to outstanding borrowings. The decrease in our interest income is primarily attributable a lower average cash balance and to lower interest rates for the three months ended September 30, 2003, as compared to the same period in 2002.

Income Taxes

We recorded no income tax provision or benefit for the three months ended September 30, 2003 and 2002, due to our operating loss position and the uncertainty of our ability to realize our deferred income tax assets, including our net operating loss carry forwards.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenue

For the nine months ended September 30, 2003, we recognized revenue of approximately $25.2 million, which represents a decrease of $33.8 million from revenue of approximately $59.0 million for the nine months ended September 30, 2002. The decrease is primarily due to unfavorable economic conditions resulting in significantly reduced capital expenditures of our existing customers and a corresponding decrease of purchases of our products during the first nine months of 2003 compared to the same period of 2002. Non-cash charges related to warrant issuances totaled $0 for the nine months ended September 30, 2003, which represented a decrease of $36.7 million over non-cash charges related to warrant issuances of approximately $36.7 million for the same period in 2002. The decrease in non-cash charges is due to impairment charges of approximately $57.9 million for deferred warrant cost recorded during 2002, reducing the balance of deferred warrant cost to $0 as of December 31, 2002. Going forward, we do not expect to record any additional charges related to deferred warrant cost. As a result of the foregoing, revenue, net of non-cash charges related to equity issues, increased from approximately $22.4 million for the nine months ended September 30, 2002 to approximately $25.2 million for the nine months ended September 30, 2003. There can be no certainty as to the severity or duration of the current economic downtown or its impact on our future revenue. We expect that revenue in 2003 will be down compared to 2002 although actual results may vary due to changes in the condition of our business.

Cost of Revenue

For the nine months ended September 30, 2003, our cost of revenue totaled approximately $20.0 million, which represents a decrease of $51.3 million from cost of revenue of approximately $71.3 million for the nine months ended September 30, 2002. The decrease was primarily due to reduced material cost of approximately $4.6 million related to the corresponding decrease in revenue during the nine months ended September 30, 2003, a decrease in inventory reserves of $21.9 million and reduced overhead expenses of approximately $3.3 million as a result of the workforce reduction during 2002 and 2003. In addition, cost of revenue for the nine months ended September 30, 2002 included charges for excess and obsolete inventory of approximately $16.8 million, while there were no corresponding charges for the same period in 2003. Cost of revenue includes stock-based compensation of approximately $5.3 million for the nine months ended September 30, 2003 and approximately $10.1 million for the nine months ended September 30, 2002. This decrease of $4.8 million was primarily a result of the completion of our stock option exchange program for employees on September 4, 2002. Gross profit (loss) was approximately $5.1 million and approximately $(48.9) million for the three months ended September 30, 2003 and 2002, respectively. This increase of $54.0 million was primarily related to significant inventory and warrant charges taken during the first nine months of 2002. Our cost of revenue is largely based on anticipated revenue trends and a high percentage of our costs are, and will continue to be, relatively fixed in the short term, although actual results may vary due to changes in the condition of our business and the consummation of the proposed merger with Zhone Technologies, Inc.

Research and Development Expense

For the nine months ended September 30, 2003, we incurred research and development expense of approximately $17.4 million, which represents a decrease of $18.2 million from research and development expense of approximately $35.6 million for the three months ended September 30, 2002. The decrease is attributed primarily to a decrease of research and development personnel expense by approximately $14.9 million in conjunction with workforce reductions in June 2002 and January 2003 and reduced prototype expenses. We expect that research and development expense will not change significantly in future periods, although actual results may vary due to changes in the condition of our business and the consummation of the proposed merger with Zhone Technologies, Inc.

Sales and Marketing Expense

For the nine months ended September 30, 2003, we incurred sales and marketing expense of approximately $6.1 million, which represents a decrease of approximately $9.0 million from sales and marketing expense of approximately $15.1 million for the nine months ended September 30, 2002. The decrease resulted primarily from a reduction of sales and marketing personnel expense by approximately $4.7 million and a decline of expenses for advertising and promotion by approximately $2.5 million. In order to decrease sales and marketing expenses in future periods, we will continue to engage in more targeted marketing using focused and lower-cost programs specifically addressing geographic markets with the potential of near-term customer opportunities. This is in contrast to our more broad-based market-wide marketing activities of past periods, which were inherently more comprehensive and therefore more expensive. We expect that sales and marketing expense will not change significantly in future periods, although actual results may vary due to changes in the condition of our business and the consummation of the proposed merger with Zhone Technologies, Inc.

General and Administrative Expense

For the nine months ended September 30, 2003, we incurred general and administrative expense of approximately $17.7 million, which represents a decrease of $5.6 million from general and administrative expense of approximately $23.3 million for the nine months ended September 30, 2002. The decrease was primarily due to a decrease of facilities expenses by approximately $1.8 million, depreciation by approximately $1.7 million and personnel-related expenses by approximately $1.9 million. We expect that general and administrative expense will not change significantly in future periods, although actual results may vary due to changes in the condition of our business and the consummation of the proposed merger with Zhone Technologies, Inc.

Amortization of Intangible Assets

We incurred no amortization expense for the nine months ended September 30, 2003, which represents a decrease of $6.9 million from amortization expense of approximately $6.9 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2002, these amounts were due to the amortization of identifiable intangible assets relating to our acquisition of Astarte in 2000 and an intellectual property license from AT&T Corp. in 2000, both of which were amortized over an estimated useful life of five years. The decrease in amortization expense is due to impairment charges of approximately $53.1 million in 2002, which reduced the remaining balance of intangible assets to $0 as of December 31, 2002.

Stock-Based Compensation Expense

For the nine months ended September 30, 2003, we recorded stock-based compensation expense of approximately $30.5 million, which represents a decrease of $87.2 million from stock-based compensation expense of approximately $117.7 million for the nine months ended September 30, 2002. The decrease was primarily due to the completion of our stock option exchange program for employees on September 4, 2002, which resulted in charges of approximately $55.6 million, of which approximately $54.9 million was recorded as deferred compensation expense prior to our initial public offering, and the remainder represents the fair market value of the share awards. In addition, during the third quarter of 2002, we recorded a charge of approximately $26.9 million related to the accounting for proposed changes to our management incentive program, including notes receivables from 12 employees (see Note 10, “Stockholders’ Equity” of the Notes to Condensed Consolidated Financial Statements (Unaudited) above), in accordance with EITF Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44.” The decrease was offset by the adoption of SFAS No. 123. Prior to 2003, we accounted for stock-based employee compensation arrangements under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” We selected the prospective method of adoption described in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This method applies fair value accounting to all new grants and modification or settlement of old grants after the beginning of the year of adoption. All other old grants will continue to be accounted for under the intrinsic value provision of APB No. 25. We recorded approximately $25.9 million stock-based compensation for new grants, which is included in the $30.5 million in stock-based compensation recorded for the nine months ended September 30, 2003. The remaining $4.6 million of stock-based compensation recorded in the first nine months of 2003 related to grants existing prior to January 1, 2003.

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

During the nine months ended September 30, 2003, we terminated approximately 130 employees. During the first quarter of 2003, we recorded charges for the workforce reduction of approximately $3.2 million primarily related to severance and extended benefits. In addition, we recorded a charge of approximately $3.5 million related to the consolidation of facilities. As a result of the settlement with 185 Monmouth Parkway Associates and other parties described in Note 9 to the condensed consolidated financial statements presented above, the company has reversed approximately $1.9 million of a reserve related to the non-cancelable lease to its statement of operations in the quarter ended September 30, 2003. The reserve was initially recorded as part of the company’s January 2003 restructuring plan.

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

Other Income, Net

For the nine months ended September 30, 2003, we recorded other income, net of other expense, of approximately $1.0 million, which represents an increase of $1.0 million from other income, net of other expense, of approximately $0 million for the nine months ended September 30, 2002. The increase was primarily due to a payment of approximately $1.0 million received from an insurance policy during the nine months ended September 30, 2003.

Interest Income, Net

For the nine months ended September 30, 2003, we recorded interest income, net of interest expense, of approximately $1.3 million, which represents a decrease of $1.4 million from interest income, net of interest expense, of approximately $2.7 million for the nine months ended September 30, 2002. Net interest income consists of interest earned on our cash and cash equivalent balances, offset by interest expense related to outstanding borrowings. The decrease in our interest income for this period is primarily attributable a lower average cash balance and to lower interest rates for the nine months ended September 30, 2003, as compared to the same period in 2002.

Income Taxes

We recorded no income tax provision or benefit for the nine months ended September 30, 2003 and 2002, due to our operating loss position and the uncertainty of our ability to realize our deferred income tax assets, including our net operating loss carry forwards.

Liquidity and Capital Resources

We finance our operations primarily through available cash. As of September 30, 2003, our cash and cash equivalents totaled approximately $140.9 million, compared to $171.0 million as of December 31, 2002. As of September 30, 2003, our working capital totaled approximately $137.5 million, compared to $154.1 million as of December 31, 2002. The decrease was primarily due to cash used in operating activities.

Cash used in operating activities for the nine months ended September 30, 2003 was approximately $34.9 million, which represents an increase of $10.1 million from cash used in operating activities of approximately $24.8 million for the nine months ended September 30, 2002. The increase reflects primarily net losses of approximately $66.4 million. The net losses and the increase in accounts receivable of approximately $15.1 million were only partly offset by non-cash charges of approximately $30.5 million and depreciation and amortization of approximately $14.6 million.

We used insignificant amounts of cash in investing activities for the nine months ended September 30, 2003 due to decreased capital requirements during nine months ended September 30, 2003. Cash used in investing activities of approximately $5.6 million was unchanged from cash used in investing activities of approximately $5.6 million for the nine months ended September 30, 2002.

Cash provided by financing activities for the nine months ended September 30, 2003 was approximately $4.9 million, while cash used in financing activities was approximately $5.0 million for the nine months ended September 30, 2002. Cash provided by financing activities during the three months ended September 30, 2003 was primarily attributable to proceeds of $2.9 million from the issuance of common stock under our employee stock purchase plan and stock incentive plans. Cash used in investing activities during the three months ended September 30,2003 was primarily attributed to payments of $0.7 million against our outstanding $1.9 million bank loan.

During the year ended December 31, 2000, we entered into a $10.0 million line of credit with Commerce Bank/Shore, N.A. The line of credit bears interest at a rate of 2.5% per annum and expires on January 1, 2004. As of December 31, 2002 and September 30, 2003, approximately $8.0 million was outstanding under this line of credit. There are no financial covenants related to this line of credit. We do not intend to renew this line of credit after the expiration date.

On June 16, 2003, we obtained a $1.9 million bank loan from A.I. Credit Corporation. The loan is secured by a letter of credit from Bank of America, N.A. and bears interest at a rate of 4.77% per annum. Principal and interest are payable in monthly installments from July 17, 2003 through February 17, 2004. As of September 30, 2003, approximately $1.2 million was outstanding under this bank loan.

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

Based on our current plans and business conditions, we believe that our current cash, cash equivalents, investments and our line of credit facilities will enable us to meet our working capital, capital expenditure, and other liquidity requirements for the next 12 months.

We have no contractual obligations other than those recorded on our balance sheet, except for our operating lease agreements for facilities, which expire on various dates through 2007.

RECENT DEVELOPMENTS

On November 3, 2003, we announced today that our board of directors had unanimously approved a one-for-four reverse stock split of the company’s outstanding common stock. The reverse stock split was approved by the Tellium stockholders at the annual meeting of stockholders on May 21, 2003. As a result of the reverse stock split, every four shares of Tellium common stock will be exchanged for one share of Tellium common stock. Consummation of the reverse stock split is subject to stockholder approval of the proposed merger between the company and Zhone Technologies, Inc. and will be effective immediately prior to the closing of the merger. The company currently anticipates that the reverse stock split and the merger will be effective on November 13, 2003, or as soon thereafter as is practicable, after each company holds a special meeting of its stockholders to approve the merger.

As a result of the settlement with 185 Monmouth Parkway Associates and other parties described in Note 9 to the condensed consolidated financial statements presented above, the company has reversed approximately $1.9 million of a reserve related to the non-cancelable lease to its statement of operations in the quarter ended September 30, 2003. The reserve was initially recorded as part of the company’s January 2003 restructuring plan.

RISK FACTORS

Certain matters discussed in this Form 10-Q are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, forecasts, and assumptions that involve risks and uncertainties. We consider all statements regarding anticipated or future matters, including without limitation the following, to be forward-looking statements:

•	our expected future revenue, liquidity, cash flows, expenses, and levels of net losses;

•	our ability to sell additional products to our existing customers, add new customers, and develop new products that meet our customers’ needs;

•	our expectation that research and development, sales and marketing, and general and administrative expenses will not change significantly in future periods;

•	our ability to vigorously defend any legal claims or pursue any counter-claims in connection with the Corning arbitration, the securities class action lawsuits, and/or the shareholder derivative lawsuits;

•	our expectation that we will continue to meet all of the Nasdaq SmallCap Market listing requirements;

•	our anticipation that the merger with Zhone will close on or about November 13, 2003, or as soon thereafter as is practicable; and

•	any statements using forward-looking words, such as “anticipate”, “believe”, “could”, “estimate”, “intend”, “may”, “should”, “will”, “would”, “projects”, “expects”, “plans”, or other similar words.

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

We have incurred significant losses to date and expect to continue to incur losses in the future. We had net losses of approximately $64.5 million for the nine months ended September 30, 2003 and approximately $356.3 million for the nine months ended September 30, 2002. As of September 30, 2002 and 2003, we had an

accumulated deficit of approximately $723.4 million and approximately $844.4 million, respectively. We have significant fixed expenses and expect to continue to incur significant manufacturing, research and development, sales and marketing, administrative, and other expenses in connection with the ongoing development of our business. In order to become profitable, we will need to generate and sustain higher revenue. If we do not generate sufficient revenue to achieve or sustain profitability, our stock price could continue to decline.

Our business has been, and may continue to be, adversely affected by recent unfavorable developments in the communications industry, world events, and the economy in general.

Our customers are experiencing a severe economic slowdown that could lead to a further decrease in our revenue. For much of the last five years, the market for our equipment has been influenced by the entry into the communications services business of a substantial number of new telecommunications companies. In the United States, this was due largely to changes in the regulatory environment, in particular those brought about by the Telecommunications Act of 1996. These new companies raised billions of dollars in capital, much of which they invested in new equipment, causing acceleration in the growth of the market for telecommunications equipment. Recently, we have seen a reversal of this trend, including the failure of a large number of the new entrants and a sharp contraction of the availability of capital to the industry. This, in turn, has caused a substantial reduction in demand for telecommunications equipment, including our products.

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

We have entered into a merger agreement with Zhone Technologies, Inc. On completion of the merger, our existing security holders would own approximately 40% of the combined company’s outstanding securities on a fully-converted basis. The merger is subject to the approval of the stockholders of both Tellium and Zhone. It is also subject to a number of other closing conditions. There can be no assurance that the merger will occur or, if it does, what effect it will have on our business, financial condition, and results of operations. We expect to complete the merger on or about November 13, 2003, or as soon thereafter as is practicable. If the merger with Zhone is not completed, we could suffer a number of consequences that would adversely effect our business, including:

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

        We have filed a joint proxy statement/prospectus with the Securities and Exchange Commission and mailed it to all holders of Tellium stock. The definitive joint proxy statement/prospectus contains important information about Tellium, Zhone, and the proposed merger, risks related to the merger and the combined company, and related matters. We urge you to read the definitive joint proxy statement/prospectus filed with the SEC on October 15, 2003.

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

Failure to overcome these risks or any other problems encountered in connection with the merger could slow the growth of the combined company or lower the quality of its services, which could reduce customer demand and have a material adverse effect on our business, financial condition, and results of operations. We will also incur substantial non-cash charges in connection with the merger related to goodwill and amortization of other intangibles.

We expect that future revenue, if any, will be generated from a limited number of customers. The deterioration of our relationships with our customers has had, and will continue to have, a significant negative impact on our revenue and cause us to continue to incur substantial operating losses.

For the nine months ended September 30, 2003, we derived limited revenue from Cable & Wireless and no revenue from Dynegy Connect or Qwest. We do not expect any significant purchases by any of our customers in future periods.

In May, 2003, 360networks Corporation acquired Dynegy, Inc.’s North American communications business, including Dynegy’s high-capacity broadband network, existing customer base, remaining fiber leases, and co-location facilities. It is unlikely that 360networks will purchase any of our equipment in future periods.

In light of current market conditions, we do not expect any significant purchases to be made by Qwest for the foreseeable future.

In 2003, Cable & Wireless began deployment of our switches in their global network. Under our agreement with Cable & Wireless, Cable & Wireless may, but is not obligated to, place additional orders for our equipment.

In June 2002 and again in January 2003, we announced a business restructuring that included a significant reduction in our research and development efforts, including the Aurora Optical Switch. This may negatively impact our ability to secure additional revenue from our current customers.

If any of our customers terminates its contract with us or does not make future purchases of our products, we will continue to incur substantial operating losses, which will seriously harm our ability to build a successful ongoing business.

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

We have recorded deferred compensation expense and have begun to amortize non-cash charges to earnings as a result of options and other equity awards granted to employees and non-employee directors. Our future operating results will reflect the continued amortization of those charges over the vesting period of these options and awards. At September 30, 2003, we had recorded deferred compensation expense of approximately $4.6 million, which will be amortized to stock-based compensation expense through 2005.

Prior to 2003, we accounted for stock-based employee compensation arrangements under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” We selected the prospective method of adoption described in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This method applies fair value accounting to all new grants and modification or settlement of old grants after the beginning of the year of adoption. All other old grants will continue to be accounted for under the intrinsic value provision of APB No. 25. We recorded approximately $25.9 million stock-based compensation for new grants, which is included in the $30.5 million in stock-based compensation recorded for the nine months ended September 30, 2003. The remaining $4.6 million of stock-based compensation recorded in the first nine months of 2003 related to grants existing prior to January 1, 2003. It is unknown what affect, if any, this change to SFAS No. 123 will have on the price of our common stock.

All of the non-cash charges related to equity issuances referred to above may negatively impact future operating results. It is possible that some investors might consider the impact on operating results to be material, which could result in a decline in the price of our common stock.

We could become subject to claims brought by our executive officers regarding agreements they signed in July 2002 that were subsequently voided by our board of directors. A resolution of these claims in their favor would have a material adverse effect on our business.

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

In an effort to restructure our management incentive arrangements, in July 2002, our board of directors authorized changes to this restricted stock and management loan program for the 12 participating individuals (then consisting of three executive officers—Messrs. Carr, Bala, and Losch, five vice presidents, three other employees, and one former vice president). These changes included our repurchase of the shares of restricted stock and related reduction of the loans, modifications of the terms of the remaining loans, and establishment of new incentive compensation arrangements which would include a bonus program applicable in the event of a change of control of Tellium and providing for bonuses in an amount sufficient to repay, on an after-tax basis, the then remaining balance of the loans.

We attempted to implement these board-approved changes, and in late July 2002 repurchase agreements and other implementing documents were signed. However, certain problems arose in the implementation of the changes and the board subsequently determined that the documented changes did not reflect its intentions and the scope of what it had authorized and that we would not go forward with the changes in the restricted stock and loan program at that time. Accordingly, the board determined that it should not ratify and approve the implementing documents that had been executed and that the documents and the transactions provided for by them were void and unenforceable against us. The board also determined to continue to consider changes to our management incentive compensation arrangements, including the management loan arrangements. As previously disclosed, we were not aware of what position the executives who signed implementing agreements in July 2002 would take with respect to the board’s action to void those agreements and were, therefore, unable to assess at that time whether those developments would have a material adverse effect on us.

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

None of our executive officers with restricted stock, Messrs. Carr, Bala, and Losch, were offered the share repurchase, loan forgiveness, and cash bonus program discussed above. Consequently, these executives currently hold approximately 7.2 million shares of restricted stock of Tellium which secure recourse loans owed to us with an approximate balance of principal and accrued interest at October 31, 2003 of $21.7 million. An additional 1.6 million shares also serve as collateral to secure these loans and are held by donees of these executives.

We have entered into a merger agreement with Zhone Technologies, Inc, which, upon completion, will result in a change of control as defined in the July 2002 agreements. At the time discussions regarding the merger commenced, this matter was still under consideration by our board. No changes in the loan and restricted stock arrangements between Tellium and these individuals have subsequently been made and no changes are intended to be made before completion of the merger. We are not in a position to assess the effect that these circumstances could have on us (or the combined company upon completion of the merger), but the effect could be material. If the implementing documents were given effect as executed, then, upon a change of control (including upon consummation of the merger):

•	We (or the combined company) could be obligated to pay bonuses to these executives and to extend the maturity of their management loans. We may not be able to deduct these payments for income tax purposes.

•	Depending on the circumstances prevailing at the time and on the interpretation of the documents, the aggregate amount of the bonuses could be up to $56 million, including approximately $22 million, representing the aggregate outstanding principal and interest due on the loans, and approximately $34 million, representing the aggregate amount of income and excise tax incurred by the executives associated with the bonus.

•	After repayment of the loans in full, it is anticipated that (i) the net cash outlay by Tellium (or the combined company) would equal the amount paid in respect of the executive’s taxes, which could be up to approximately $34 million, (ii) the net cash received by the executives would be zero, and (iii) the shares held as collateral would be released to the executives free of any encumbrance associated with the management loans.

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

Because our stock had traded below $1.00 for an extended period of time, we transferred the listing of our stock from the Nasdaq National Market to the Nasdaq SmallCap Market. If we do not continue to meet the continued listing requirements for the Nasdaq SmallCap Market, our stock may be subject to delisting from the Nasdaq SmallCap Market. This would result in a limited public market for our common stock and make obtaining future equity financing more difficult for us.

On August 7, 2002, the Nasdaq Stock Market, Inc. notified us that our stock had traded for more than 30 consecutive trading days below the $1.00 minimum per share price required for continued listing on the Nasdaq National Market. Subsequently, we transferred our common stock to the Nasdaq SmallCap Market at the opening of business on November 19, 2002. By transferring to the Nasdaq SmallCap Market, we received an extended grace period to August 5, 2003 in which to satisfy the minimum bid price requirement of $1.00 per share. We received an additional 90-day extension until November 3, 2003 when our initial extended grace period expired on August 5, 2003. On September 18, 2003, the Nasdaq Stock Market notified us that our common stock had traded at $1.00 or greater for at least 10 consecutive trading days and, therefore, we had satisfied the $1.00 minimum per share price required for continued listing on the Nasdaq SmallCap Market. If we do not continue to meet the continued listing requirements for the Nasdaq SmallCap Market and are not successful in an appeal from any adverse determination, our common stock may be delisted from trading on the Nasdaq SmallCap Market and could trade on the OTC Bulletin Board. The OTC Bulletin Board is a substantially less liquid market than the Nasdaq National Market or the Nasdaq SmallCap Market.

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

In addition to the securities litigation, in late July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with our October 2000 merger with Astarte Fiber Networks, Inc. Corning alleges that Astarte and Tellium, as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract, and breached warranties presented in that contract. The Demand for Arbitration was subsequently amended to add a claim for unjust enrichment. Corning seeks an award of $38 million, plus expenses and interest. We have filed a response with the American Arbitration Association that we are not a proper party to the dispute. A third party to the Demand has also responded to the American Arbitration Association that we are not relevant to the dispute. The arbiters have been empanelled, and a preliminary hearing was held on February 27, 2003. At the preliminary hearing, we made a motion to dismiss the suit against us for failure to state a viable claim as to Tellium, and the arbiters set a briefing schedule on the motion. The parties completed briefing on July 18, 2003. On September 17, 2003, the arbiters denied our motion to dismiss, with a suggestion that Tellium refile its motion on the close of discovery. The parties have also commenced some discovery, including requests for documents, written interrogatories, and depositions. On October 28, 2003, Tellium commenced in the United States District Court for the Southern District of New York an action for a declaratory judgment that Tellium is not a proper party to the arbitration. Tellium’s action seeks to have the arbitration stayed and Corning enjoined from pursuing arbitration any further against Tellium. It is too early in the dispute process to determine what impact, if any, this dispute will have upon our business, financial condition, or results of operations. We intend to vigorously defend the claims made in any legal proceedings that may result and pursue any possible counterclaims against Corning, Astarte, and other parties associated with the claims.

As previously disclosed, Tellium and 185 Monmouth Parkway Associates, L.P. filed complaints and other documents against each other asserting claims arising out of certain real property lease agreements between Tellium and 185 Monmouth pursuant to which Tellium leased certain real property in West Long Branch, New Jersey. Tellium’s suit also asserted claims against other related entities concerning property leased in Oceanport, New Jersey. On November 12, 2003, the parties to the above litigations reached an out-of-court settlement in which Tellium has agreed to pay approximately $2.5 million to settle (i) all of the claims asserted in connection with the complaints and other documents filed in the Superior Court of New Jersey, Monmouth County and (ii) all of the claims that may arise or have arisen from the real property leases for the West Long Branch, New Jersey, properties, with the exception of contingent obligations under certain lease provisions requiring indemnification of the landlord for personal injury claims accruing during the lease periods and compliance with environmental statutes and other laws. The settlement agreement also provides for releases of all parties named in the lawsuits for all claims that were or could have been raised in the litigations or with respect to the West Long Branch leases.

Continued scrutiny resulting from resulting from ongoing government investigations may have a material and adverse effect on our business.

The Denver, Colorado regional office of the SEC is conducting two investigations titled In the Matter of Qwest Communications International, Inc. and In the Matter of Issuers Related to Qwest. The first of these investigations does not involve any allegation of wrongful conduct on the part of Tellium. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including Tellium. This investigation, insofar as it relates to us, appears to focus generally on whether our transactions and relationships with Qwest were appropriately disclosed in our public filings and other public statements.

In addition, the United States Attorney in Denver is conducting an investigation involving Qwest, including Qwest’s relationships with certain of its vendors, including Tellium. In connection with that investigation, the U.S. Attorney has sought documents and information from us and has sought interviews and/or grand jury testimony from persons associated or formerly associated with us, including certain of our officers. The U.S. Attorney has indicated that, while aspects of its investigation are in an early stage, neither we nor any of our current or former officers or employees is a target of the investigation.

We are cooperating fully with these investigations. We are not able, at this time, to say when the SEC and/or U.S. Attorney investigations will be completed and resolved, or what the ultimate outcome with respect to Tellium will be. These investigations could result in substantial costs and a diversion of management’s attention and may have a material and adverse effect on our business, financial condition, and results of operations.

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

        We depend on the continued services of our executive officers, especially Harry J. Carr, our Chief Executive Officer and Chairman of the Board, Krishna Bala, our Chief Technology Officer, and other key engineering, sales, marketing, and support personnel, who have critical industry experience and relationships that we rely on to implement our business plan. With the exception of Mr. Carr, none of our officers or key employees is bound by an employment agreement for any specific term. We do not have “key person” life insurance policies covering any of our employees. All of our key employees have been granted stock-based awards, which are intended to represent an integral component of their compensation package. These stock-based awards do not currently provide the intended incentive to our employees given our stock price decline. The loss of the services of any of our key employees, the inability to attract and retain qualified personnel in the future, or delays in hiring qualified personnel could delay the development and introduction of, and negatively impact our ability to sell, our products.

If we become subject to unfair hiring, wrongful termination, or other employment-related claims, we could incur substantial costs in defending ourselves.

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

At September 30, 2003, we had approximately $140.9 million in cash and cash equivalents. Based on our current plans and business conditions, we believe that our current cash, cash equivalents, investments, our line of credit facilities, and cash anticipated to be available from future operations, will enable us to meet our working capital, capital expenditure requirements, and other liquidity requirements for the next 12 months. We may need to raise additional funding at that time or earlier if we decide to undertake more rapid expansion, including acquisitions of complementary products or technologies, or if we increase our marketing and/or research and development efforts in order to respond to competitive pressures. As a result, we may need to raise substantial additional capital. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of our planned product development and/or marketing and sales efforts and we may be unable to respond appropriately to competitive pressures, any of which would seriously harm our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of additional securities could result in dilution to our existing stockholders. If additional funds are raised through the issuance of debt securities, their terms could impose additional restrictions on our operations.

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

We currently do not have long-term contracts with any of our manufacturers. As a result, our contract manufacturers are not obligated to supply products to us for any specific period, in any specific quantity, or at any specific price, except as may be provided in a particular purchase order. If for any reason these manufacturers were to stop satisfying our needs without providing us with sufficient warning to procure an alternate source, our ability to sell our products could be harmed. In addition, any failure by our contract manufacturers to supply us with our products on a timely basis could result in late deliveries. Our inability to meet our delivery deadlines could adversely affect our customer relationships and, in some instances, result in termination of these relationships or potentially subject us to litigation. Qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming and could significantly interrupt the supply of our products. If we are required or choose to change contract manufacturers, we may damage our customer relationships and lose revenue.

There are a limited number of suppliers that manufacture components for optical networking products. Any disruption to their businesses could seriously jeopardize our ability to develop and/or manufacture our equipment.

There is currently significant turmoil in the optical components marketplace. Our ability to produce our products could be significantly impacted if our component suppliers:

•	change their product direction;

•	experience cash flow or other financial problems, which delay their supply of components to us;

•	cease operating completely; or

•	cease production of required components.

We purchase several of our key components from single or limited sources. If we are unable to obtain these components on a timely basis, we will not be able to meet our customers’ product delivery requirements, which could harm our reputation and decrease our sales.

We purchase several key components from single or, in some cases, limited sources. We do not have long-term supply contracts for these components. If any of our sole or limited source suppliers experience capacity constraints, work stoppages, or any other reduction or disruption in output, they may not be able or may choose not to meet our delivery schedules. Also, our suppliers may:

•	enter into exclusive arrangements with our competitors;

•	be acquired by our competitors;

•	stop selling their products or components to us at commercially reasonable prices;

•	refuse to sell their products or components to us at any price; or

•	be unable to obtain or have difficulty obtaining components for their products from their suppliers.

If supply for these key components is disrupted, we may be unable to manufacture and deliver our products to our customers on a timely basis, which could result in lost or delayed revenue, harm to our reputation, increased manufacturing costs, and exposure to claims by our customers. Even if alternate suppliers are available to us, we may have difficulty identifying them in a timely manner, we may incur significant additional expense, and we may experience difficulties or delays in manufacturing our products. Any failure to meet our customers’ delivery requirements could harm our reputation and decrease our sales.

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

Item 4.	Controls and Procedures

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

In addition to the securities litigation, in late July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with our October 2000 merger with Astarte Fiber Networks, Inc. Corning alleges that Astarte and Tellium, as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract, and breached warranties presented in that contract. The Demand for Arbitration was subsequently amended to add a claim for unjust enrichment. Corning seeks an award of $38 million, plus expenses and interest. We have filed a response with the American Arbitration Association that we are not a proper party to the dispute. A third party to the Demand has also responded to the American Arbitration Association that we are not relevant to the dispute. The arbiters have been empanelled, and a preliminary hearing was held on February 27, 2003. At the preliminary hearing, we made a motion to dismiss the suit against us for failure to state a viable claim as to Tellium, and the arbiters set a briefing schedule on the motion. The parties completed briefing on July 18, 2003. On September 17, 2003, the arbiters denied our motion to dismiss, with a suggestion that Tellium refile its motion on the close of discovery. The parties have also commenced some discovery, including requests for documents, written interrogatories, and depositions. On October 28, 2003, Tellium commenced in the United States District Court for the Southern District of New York an action for a declaratory judgment that Tellium is not a proper party to the arbitration. Tellium’s action seeks to have the arbitration stayed and Corning enjoined from pursuing arbitration any further against Tellium. It is too early in the dispute process to determine what impact, if any, this dispute will have upon our business, financial condition, or results of operations. We intend to vigorously defend the claims made in any legal proceedings that may result and pursue any possible counterclaims against Corning, Astarte, and other parties associated with the claims.

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

The Denver, Colorado regional office of the SEC is conducting two investigations titled In the Matter of Qwest Communications International, Inc. and In the Matter of Issuers Related to Qwest. The first of these investigations does not involve any allegation of wrongful conduct on the part of Tellium. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including Tellium. This investigation, insofar as it relates to us, appears to focus generally on whether our transactions and relationships with Qwest were appropriately disclosed in our public filings and other public statements. In addition, the United States Attorney in Denver is conducting an investigation involving Qwest, including Qwest’s relationships with certain of its vendors, including Tellium. In connection with that investigation, the U.S. Attorney has sought documents and information from us and has sought interviews and/or grand jury testimony from persons associated or formerly associated with us, including certain of our officers. The U.S. Attorney has indicated that, while aspects of its investigation are in an early stage, neither we nor any of our current or former officers or employees is a target of the investigation. We are cooperating fully with these investigations. We are not able, at this time, to say when the SEC and/or U.S. Attorney investigations will be completed and resolved, or what the ultimate outcome with respect to Tellium will be. These investigations could result in substantial costs and a diversion of management’s attention and may have a material and adverse effect on our business, financial condition, and results of operations.

As previously disclosed, Tellium and 185 Monmouth Parkway Associates, L.P. filed complaints and other documents against each other asserting claims arising out of certain real property lease agreements between Tellium and 185 Monmouth pursuant to which Tellium leased certain real property in West Long Branch, New Jersey. Tellium’s suit also asserted claims against other related entities concerning property leased in Oceanport, New Jersey. On November 12, 2003, the parties to the above litigations reached an out-of-court settlement in which Tellium has agreed to pay approximately $2.5 million to settle (i) all of the claims asserted in connection with the complaints and other documents filed in the Superior Court of New Jersey, Monmouth County and (ii) all of the claims that may arise or have arisen from the real property leases for the West Long Branch, New Jersey, properties, with the exception of contingent obligations under certain lease provisions requiring indemnification of the landlord for personal injury claims accruing during the lease periods and compliance with environmental statutes and other laws. The settlement agreement also provides for releases of all parties named in the lawsuits for all claims that were or could have been raised in the litigations or with respect to the West Long Branch leases.

Item 2.	Changes in Securities and Use of Proceeds.

(a)	Changes in Securities.

None.

(b)	Use of Proceeds.

On May 17, 2001, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-46362) was declared effective by the Securities and Exchange Commission. The net proceeds of our initial public offering were approximately $139.5 million. The proceeds of this offering were invested in short-term, interest-bearing, investment-grade securities. We expect to use the net proceeds from this offering primarily to fund operating losses and for working capital and other general corporate purposes to implement our business strategies. We may also use a portion of the net proceeds from our initial public offering to acquire or invest in businesses, technologies, or products that are complementary to our business.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit	Description
10.1*	Modification dated September 5, 2003 of Business Loan Agreement dated June 1, 2000 by and between Commerce Bank/Shore, N.A. and Tellium, Inc.

10.2*	Third Amendment dated September 5, 2003 to the Promissory Note dated June 1, 2000 and Rider to Promissory Note dated July 30, 2001 made by Tellium, Inc. In favor of Commerce Bank/Shore, N.A.

31.1*	Section 302 Certification of Harry J. Carr, Chief Executive Officer

31.2*	Section 302 Certification of Michael J. Losch, Chief Financial Officer

32*	Certification of Harry J. Carr, Chief Executive Officer, and Michael J. Losch, Chief Financial Officer

*	Filed herewith

(b)	Reports on Form 8-K.

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

On August 1, 2003, we filed a report on Form 8-K to file as an exhibit a written transcript of conference call of Tellium held on July 28, 2003, regarding its results of operations and financial condition for the quarter ended June 30, 2003.

On October 16, 2003, we filed a report on Form 8-K to file as an exhibit a press release announcing its financial results for the quarter ended September 30, 2003.

On November 4, 2003, we filed a report on Form 8-K to file as an exhibit a press release announcing that our board of directors had unanimously approved a one-for-four reverse stock split of Tellium’s outstanding common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELLIUM, INC.

Dated: November 13, 2003	/S/ HARRY J. CARR

Harry J. Carr Chairman of the Board and Chief Executive Officer

Dated: November 13, 2003	/S/ MICHAEL J. LOSCH

Michael J. Losch Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)