Form 10-K
period 2003-12-31
ZHONE TECHNOLOGIES INC
filed 2004-02-26
CIK 1101680

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to         .

Commission File Number: 000-32743

ZHONE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3509099
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7001 Oakport Drive

Oakland, CA 94621

(Address of principal executive office)

Registrant’s telephone number, including area code: (510) 777-7000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK $0.001 PAR VALUE

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

As of February 16, 2004 there were 78,020,000 shares outstanding of the registrant’s common stock, $0.001 par value. As of June 30, 2003, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $68,451,000.

DOCUMENTS INCORPORATED BY REFERENCE

PART III—Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) to this Form 10-K.

PART I

ITEM 1.    BUSINESS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. We use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “should”, “will”, “would” and similar expressions to identify forward-looking statements. Factors that might cause such a difference include, but are not limited to, the rate of product purchases by current and prospective customers, general economic conditions, conditions specific to the telecommunications and related industries, new product introductions and enhancements by us and our competitors, unanticipated regulatory changes, competition, manufacturing and sourcing risks. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Zhone Technologies, Inc. (“Zhone”) was incorporated under the laws of the State of Delaware in June 1999, and completed its merger with Tellium, Inc. (“Tellium”) in November 2003. Following the merger, the combined company was renamed Zhone and its stock began trading on the NASDAQ National Market under the symbol “ZHNE”. Our principal executive offices are located at 7001 Oakport Drive, Oakland, California 94621. Our telephone number is (510) 777-7000, and our website address is www.zhone.com. The information on our website does not constitute part of this report. Investors can access the periodic report filings we make with the Securities and Exchange Commission, or SEC, on our website or at www.sec.gov.

Overview

We design, develop and market a complete line of telecommunications equipment for the local access network. Our products allow network service providers to offer voice, data and video services while optimizing bandwidth, reducing costs and speeding up provisioning. Our products enable network service providers to easily migrate from traditional circuit-based technology to packet-based networks while substantially reducing operating costs. Our products also allow service providers to add new subscriber services more quickly than is possible with conventional copper access solutions.

Background

Industry Background

Over the past decade, there has been a rapid growth of business and consumer network use resulting from file sharing, e-commerce, interactive television, video conferencing and telecommuting, wireless communications and a large increase in web content. This growth has resulted in levels of communications traffic that have severely taxed the capacity of conventional networks.

To meet the increasing demand for faster speed and more reliable communications services, equipment vendors have made significant investments in research and development resulting in tremendous advancements in new fiber optic technologies. These optical technologies have been successfully deployed between facilities of network service providers. However, the cost of deploying optical technologies is very high and network service providers have found fiber deployment cost-effective only in the core of the networks, where network service providers exchange traffic with each other.

Residential and most business subscribers generally have not been able to realize the same benefits from the new optical technologies. The vast majority of subscribers connect to communications networks via copper wires, commonly referred to as the local loop or the access network. As a result, there is an enormous disparity between bandwidth in the fiber optic core and the bandwidth at subscribers’ premises. The majority of today’s communications over the access network still occurs at 56 kilobits per second or slower on modem lines. In contrast, communications in the core of the network can travel at speeds up to 10 gigabits per second or 175,000 times faster.

Network operators have spent decades and invested billions of dollars building and maintaining today’s access networks. A complete replacement of these access networks with fiber optics would prove cost prohibitive. While several vendors have developed solutions that provide high speed fiber access, there have been few deployments to date. One problem with these solutions is that they are designed to replace existing copper deployments.

The Evolution of Multiple Access Networks

Recent challenges in the telecommunications industry have heightened network service provider requirements to maximize service revenues per subscriber while minimizing the cost of delivering these services. In order to compete, network service providers that have traditionally offered only voice services must expand their service offerings. This must be accomplished cost-effectively by eliminating the inefficiencies inherent in operating multiple single-purpose access networks for voice, data and video.

Cable operators have been aggressively upgrading their facilities for high-speed digital video services and have been successfully adding data and voice service capabilities in their networks. These networks allow cable operators to deliver packaged voice, data and video solutions over a single network into their markets. These cable operators are capturing significant revenues from voice and data services that could until recently be provided only by traditional network service providers.

As a result, network service providers are for the first time facing competition in their primary business. This new competition is being felt during a period in which network service providers have had to cut their capital expenditures dramatically, as they focus principally on sustaining current operations and revenues. Voice services remain the mainstay of economics and expertise for network service providers. The existing voice networks represent substantial investments in both facilities and skilled labor, and network service providers continue to focus on deriving value from these investments. In North America alone, this investment in voice networks represents an investment in the hundreds of billions of dollars.

Over the last thirty years, digital loop carriers, or DLCs, have represented a significant portion of network service providers’ capital expenditures to deliver voice services. DLCs are devices that allow a network service provider to combine signals from multiple customer telephone lines and transmit the calls as part of a single signal. The efficiencies gained from DLCs have the same impact as if the copper lines were substantially shortened which in turn allows for higher speed services with improved reliability. High-speed links are necessary in order for network service providers to deliver voice, data, video, and broadcast television services.

Network service providers today already rely on high speed DLC devices in order to compete with the cable companies for subscribers with multi-service offerings. However, most solutions available today are expensive and do not provide for migration from copper lines to advanced fiber networks or from today’s voice and data offerings to a more complete service offering capable of voice, data and video.

The Zhone Solution

We believe that we are the first company dedicated solely to developing the full spectrum of next-generation access network products. Our products are based upon our Single Line Multi Service, or SLMS, architecture. This new architecture was specifically developed to address the unmet challenges of delivering standards-based voice, data and video solutions. SLMS provides network service providers with flexibility and investment protection by supporting the most widely accepted media and technology protocols. Our products allow network service providers to use their existing networks to deliver voice, data, video and entertainment services to their customers. We have designed our products to interoperate with different types of wiring and equipment already deployed in service providers’ networks.

Scalable, Multi-Service Integration Across the Access Network – SLMS simplifies the access network by consolidating new and existing services onto a single line; simplifying provisioning and operations; ensuring quality of service and reliability; and reducing time required to provision services.

Copper to Fiber Migration Flexibility – SLMS preserves network service providers’ investments in existing copper wire networks while providing the flexibility to cost-effectively migrate to fiber as warranted, with seamless in-service transitions and very high densities for optimal deployment options.

Protect the Value of Existing Subscriber Assets – SLMS protects the value of residential and commercial subscribers’ investments in equipment, inside wiring, and applications, minimizing transition impact and subscriber attrition.

Standards-Based Interoperability – SLMS provides the flexibility to deploy services over the most cost-effective infrastructure for each service area, whether copper or fiber using the most widely accepted technology protocols, and with required integration and industry-standard interfaces.

Full Remote Management of the Entire Access Network – SLMS provides substantial cost and time savings in service creation, configuration, fault detection and resolution, and enables new service billing and subscriber self-configuration options. Remote software upgrade procedures ensure ease of support.

The Zhone Strategy

Our strategy is to combine internal development with acquisitions of established access equipment vendors to achieve the “critical mass” required of telecommunications equipment providers. Today our products deliver services to over 300 service providers on six continents, including eight of the top ten network service providers in North America.

Key elements of our strategy include:

•	Expand Our Infrastructure to Meet Service Provider Needs. Network service providers require extensive support and tight integration with manufacturers to deliver reliable, innovative and cost-effective services. By combining advanced, computer-aided design, test, and manufacturing systems with experienced, customer-focused management and technical staff, we believe that we have established the critical mass required to fully support global service provider requirements. We continue to expand our infrastructure through ongoing development and acquisitions, continuously improving quality, reducing costs and accelerating delivery of advanced solutions. We proudly maintain ISO 9001 quality management certification.

•	Continue the Advancement and Introduction of Our SLMS Products. Our SLMS architecture is the core of our product development strategy. The design criteria for SLMS products include carrier-class reliability, multi-protocol and service support and ease of provisioning. We intend to continue to introduce SLMS products that offer the configurations and feature sets that our customers require. In addition, we have introduced products that adhere to the standards, protocols and interfaces dictated by international standards bodies and service providers. To facilitate the rapid development of our SLMS architecture and products, we have established engineering teams responsible for each critical aspect of the architecture and products. We intend to continue to leverage our expertise in voice, data, and video technologies to enhance our SLMS architecture, supporting new services, protocols and technologies as they emerge. To further this objective, we intend to continue investing in research and development efforts to extend the SLMS architecture and introduce new SLMS products.

•	Pursue Strategic Acquisitions and Relationships. We have grown through a combination of strategic hiring and the acquisition of companies with relevant technologies and skilled personnel. Our senior management has extensive experience in identifying, executing and integrating strategic acquisitions, both at Zhone and at previous companies. We intend to pursue additional strategic acquisitions and relationships with companies that have innovative technologies and products, highly skilled personnel, market presence, and customer relationships and distribution channels that complement our strategy. We also intend to enhance our product offerings and accelerate our time-to-market by using third-party technology licenses, distribution partnerships and manufacturing relationships.

•	Deliver Full Customer Solutions. In addition to delivering hardware and software product solutions, we provide customers with pre-sales and post-sales support, education and professional services to enable our customers to more efficiently deploy and manage their networks. We provide customers with application notes, business planning information, web-based and phone-based troubleshooting assistance and installation guides. Our support programs provide a comprehensive portfolio of support tools and resources that enable our customers to effectively sell to, support and expand their subscriber base using our products and solutions. We intend to continue to grow this organization to offer our customers 24-hour service, seven days a week.

Products

Our products provide the framework around which we are designing and developing high speed, communications software and equipment for the access network. All of the products listed below are currently available and shipping. Our products span three distinct areas:

SLMS Products

Our SLMS products address three areas of customer requirements. The Zhone Management System, or ZMS, product provides the software tools necessary to manage all of the component hardware as well as subscribers and services in the network. ZMS is capable of interfacing with and managing other vendors equipment already deployed in network service providers’ networks. Our Broadband Aggregation and Service products aggregate, concentrate and optimize communications traffic from copper and fiber networks. These products are deployed in central offices, remote offices, points of presence, curbsides, data and co-location centers and large enterprises. Our Customer Premise Equipment, or CPE, products offer a cost-effective solution for combining analog voice and data services to the subscriber’s premises over a single platform. These products deliver voice, data and video interface connectivity for broadcast and subscription television, internet routers and traditional telephony equipment.

Our SLMS products include:

Area	Product	Function
Network and Subscriber Management	ZMS	Zhone Management System
Broadband Aggregation and Service	BAN	Carrier Class Services Platform
	MALC	Multi-Access Line Concentrator
	Sechtor 100A	Voice and Data Gateway
	Sechtor 300	Universal Voice Gateway
	Arca-DACS 100	Digital Cross Connect (DACS)
	UE9000	Access Concentrator
	VISTA	SONET multiplexer
	Raptor	ATM / IP DSLAM
Customer Premise Equipment (CPE)	Z-Edge 64	Integrated Access Device
	Z-Edge 6100	Voice / Data Router
	ZRG	Zhone Residential Gateway

Digital Loop Carrier Products

Our Digital Loop Carrier, or DLC products, aggregate large numbers of individual subscriber telephone calls within a neighborhood, office building, or industrial park and sends these calls over a single line back to the network service provider’s central office where switching equipment is located. Our DLC product category includes a number of first and second generation products. These products support a variety of voice and data services, and are ideally suited for small-line and low-density applications. Our DLC products include:

Product	Function
ISC 303	Early Access Concentrator Replacement System
Access Node	Access Concentrator

Multiplexer Products

In a telecommunications network, multiplexers, or MUX, allow multiple signals to be combined and transmitted as one signal over a single line. Our MUX product family provides full-featured multiplexing in a range of modular designs that are designed to ensure flexibility and ease of deployment by network service providers. Our MUX products include the following:

Product	Function
IMACS	Multi-Access System
RC Family	M13 Multiplexers
FD-6	Fiber distribution system

Technology

We believe that our future success is dependent upon continued investment in the development and acquisition of advanced technologies in a number of areas. SLMS is based on a number of core technologies that provide sustainable advantage, including the following:

•	Services-Centric Architecture. SLMS has been designed from inception for the delivery of multiple classes of subscriber services (such as voice, data or video distribution), rather than being based on a particular protocol or media. Our SLMS products are built to interoperate in networks supporting packet, cell and circuit technologies. This independence between services and the underlying transportation is designed to position our products to be able to adapt to future transportation technologies within established architectures and to allow our customers to focus on service delivery.

•	Common Code Base. Our SLMS products share a common base of software code, which is designed to accelerate development, improve software quality, enable rapid deployment, and minimize training and operations costs, in conjunction with network management software.

•	Network Management and Operations. ZMS provides the following key technologies to enable rapid, cost-effective, and secure control of the network: standards-based interfaces for seamless integration with supporting systems; hierarchical service and subscriber profiles to allow rapid service definition and provisioning and to enable wholesaling of services; automated and intelligent CPE provisioning, to provide the best end-user experience and accelerate service turn-up; load-balancing for scalability; and full security features to ensure reliability and controlled access to systems and data.

•	Test Methodologies. Our SLMS architecture provides for interoperability testing and certification with a variety of products that reside in networks in which we will deploy our products. We have built a testing facility to conduct extensive interoperability trials with equipment from other vendors and to ensure full performance under all network conditions. We have completed the Telcordia OSMINE services process for ZMS and for several of our other products. The successful completion of these processes are required by our largest customers to ensure interoperability with their existing software and systems.

Acquired Technologies. We recognize the need to acquire complementary technologies to augment engineering resources when necessary to respond rapidly to service providers’ needs. As of December 31, 2003, we had completed nine acquisitions pursuant to which we acquired products, technology and additional technical expertise. See Note 2 to our consolidated financial statements for detailed information regarding acquisitions.

Customers

Our products are deployed by over 300 network service providers on six continents worldwide. Our six largest customers during the year ended December 31, 2003 were Motorola, Qwest, XEL, Verizon, Bell Canada, and North State Telecom. For the year ended December 31, 2003, Motorola accounted for 17% of our revenue and Qwest accounted for 11% of our revenue. For the year ended December 31, 2002, Motorola accounted for 12% of our revenue. For the year ended December 31, 2001, Motorola accounted for 30% of our revenue and Qwest accounted for 11% of our revenue. See Note 14 to our consolidated financial statements for additional information regarding revenue by geographic area and product family.

Backlog

Our backlog consists of purchase orders for products and services that we expect to ship or perform within the next year. At December 31, 2003, our backlog was $6.8 million, as compared to $5.0 million at December 31, 2002. We consider backlog to be an indicator, but not the sole predictor, of future sales because our customers may cancel or defer orders without penalty.

Research and Product Development

We have made, and will continue to make, substantial investments in research and product development. As of December 31, 2003, we had 99 employees engaged in research and product development activities.

We conduct the majority of our research and product development activities in Oakland, California. In Oakland, we have built an extensive communications laboratory with hundreds of access infrastructure products from multiple vendors that serves as an interoperability and test facility. This facility allows us to emulate a telecommunications network with serving capacity equivalent to that supporting a city of 350,000 residents. We also have focused engineering staff and activities at additional development centers located in Alpharetta, Georgia, Westlake Village, California and Ottawa, Canada.

Our current plans for research and product development include:

•	Continuing to refine our SLMS architecture;

•	Introducing new products under our SLMS architecture; and

•	Creating additional interfaces and protocols for both domestic and international markets.

Our research and product development expenditures were $22.5 million, $29.8 million and $63.9 million in 2003, 2002 and 2001, respectively. All of our expenditures for research and product development, as well as stock-based compensation expense relating to research and product development of $0.7 million, $4.2 million and $10.7 million, for 2003, 2002 and 2001, respectively, are expensed as incurred. In addition, we also charged to expense purchased in-process research and development relating to acquisitions of $0, $0.1 million and $12.0 million in 2003, 2002 and 2001, respectively.

Sales and Marketing

We currently focus our sales efforts in three areas:

•	Strategic Account Sales. Our Strategic Account Sales organization focuses on large global communications service providers. Our strategy is to target these service providers with our direct sales force and support them with dedicated engineering resources to meet their needs as they deploy SLMS networks on a global basis.

•	North American Sales. Our North American Sales team concentrates on established independent operating companies, or IOCs, as well as cable and wireless service providers. This organization is also responsible for managing our distribution and original equipment manufacturer, or OEM, partnerships.

•	International Sales. Our International Sales organization targets foreign based service providers and is staffed with individuals with specific experience dealing with service providers in their designated international territories.

Our marketing team works closely with our sales and research and product development organizations and our customers by providing communications that keep the market current on our products and features. Marketing also identifies and sizes new target markets for our products, creates awareness of our company and its products, generates contacts and leads within these targeted markets and performs outbound education and public relations.

Manufacturing

We outsource a significant portion of the manufacturing of our products. We utilize contract manufacturers to provide manufacturing services, including material procurement and handling, printed circuit board assembly and mechanical board assembly. We design, specify, and monitor all of the tests that are required to meet our internal and external quality standards. We work closely with our contract manufacturers to manage costs and delivery times. Our contract manufacturing agreements generally have indefinite terms and are cancelable by either party with advance notice. We believe that outsourced manufacturing enables us to deliver products more quickly and allows us to focus on our core competencies, including research and product development, sales and customer service.

Through the third quarter of 2003, we utilized Solectron for the majority of our manufacturing requirements for all product lines. In the fourth quarter of 2003, we transitioned the manufacturing of certain product lines to another contract manufacturer, and for another product line, transitioned the manufacturing process internally. We continue to use Solectron to manufacture certain product lines under an agreement which is currently scheduled to expire in March 2004. While we have become somewhat less dependent on Solectron for our manufacturing requirements, we expect to continue to rely on contract manufacturers to fulfill a significant portion of our product manufacturing requirements.

We complement our contract manufacturing relationships with in-house capabilities for final assembly and testing of our products. Our internal manufacturing expertise is focused on product design for testability, design for manufacturability and the transfer of products from development to manufacturing. We also configure, package, and ship products from our facilities after a series of inspections, reliability tests and quality control measures. Our manufacturing engineers design and build all of our testing stations, establish quality standards and protocols and develop test procedures to assure the reliability and quality of our products. We are ISO-9001 certified which is based upon our model for quality assurance in design, development, production, installation and service processes meeting rigorous quality standards.

Our manufacturing engineers work closely with our design engineers to ensure manufacturability and feasibility of our products and to ensure that manufacturing and testing processes evolve as our technologies evolve. Additionally, our manufacturing engineers interface with our contract manufacturers to ensure that outsourced manufacturing processes and products will integrate easily and cost-effectively with our in-house manufacturing systems.

In the future, we may expand our existing contract manufacturing relationships or establish new contract manufacturing relationships. Furthermore, we may expand our current manufacturing facilities or secure new manufacturing facilities to meet our anticipated manufacturing requirements.

We depend on sole source and limited source suppliers for several key components. We do not currently have any long term contracts or arrangements that assure that we can continue to obtain such components from such sources on a timely basis or acceptable terms, or at all.

Customer Care and Support

We work closely with our customers in developing programs to effectively sell to, support and expand their subscriber base. We offer standard one-year warranties for our products, and the opportunity to upgrade to enhanced services, critical network support and extended warranty protection. We provide customers with pre-sales and post-sales support, education and professional services that enable them to deploy and manage their networks more efficiently. We also provide to our customers application notes, business planning information, and installation guides, as well as web-based and phone-based trouble-shooting assistance.

Our customer service personnel also work closely with our design and manufacturing engineers to ensure that customer feedback is integrated into our research and product development and production strategies.

We intend to continue to grow this organization to offer our customers 24-hour service, seven days a week. As our customer service team grows, we plan to enhance our ability to tailor customer support services to suit the unique needs of particular customers.

Competition

Competition in the communications equipment market is intense. Many companies offer products or services that address particular aspects of the features and functions that our products provide. Our primary competitors include large equipment companies, such as Alcatel and Lucent Technologies, which offer a much broader range of products addressing the entire telecommunications equipment industry, and Advanced Fiber Communications, which principally focuses on the traditional access market. We may also face competition from other large communication companies that enter our market in the future. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical, sales and marketing resources than us and may be able to undertake more extensive marketing efforts, adopt more aggressive pricing policies and provide more customer financing options than we are able to provide.

In our markets, competitive factors include:

•	Performance;

•	Reliability and scalability;

•	Ease of installation and use;

•	Interoperability with existing products;

•	Upgradeability;

•	Price;

•	Geographic footprints for products;

•	Ability to support customer financing;

•	Breadth of services;

•	Technical support and customer service; and

•	Brand recognition.

While we believe that we compete successfully with respect to each of these factors, we expect to face intense competition in our markets. There can be no assurance that we will be able to compete successfully against our current or future competitors, or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

Compliance with Regulatory and Industry Standards

Our products must comply with a significant number of voice and data regulations and standards which vary between the U.S. and international markets, and which vary between specific international markets. Standards for new services continue to evolve, and we may need to modify our products or develop new versions to meet these standards. Standards setting and compliance verification in the U.S. are determined by the Federal Communications Commission, or FCC, Underwriters Laboratories, Quality Management Institute, Telcordia Technologies, Inc., and other telecommunications companies. In international markets, our products must comply with standards issued by ETSI and implemented and enforced by the telecommunications regulatory authorities of each nation.

We are ISO-9001 certified which demonstrates for our customers and partners that our manufacturing and service processes meet rigorous quality standards.

Environmental Matters

Our operations and manufacturing processes are subject to federal, state, local, and foreign environmental protection laws and regulations. These laws and regulations relate to the use, handling, storage, discharge and disposal of certain hazardous materials and wastes, the pre-treatment and discharge of process waste waters and the control of process air pollutants. We believe that we are in compliance in all material respects with applicable environmental regulations.

Intellectual Property

We believe that our success and ability to compete is dependent on our ability to develop and protect our technology and to operate without infringing on the proprietary rights of others. To protect our proprietary technology, we rely primarily on patent, trademark, service mark, trade secret and copyright laws and contractual restrictions.

We currently have 26 U.S. patents issued, which expire from March 2011 to March 2019. We have also applied for 11 other U.S. patents and have 4 pending foreign patent applications. It is possible that no patents will be issued from our currently pending patent applications and that any potential future patents may be found invalid or unenforceable, or may be successfully challenged. It is also possible that any patent issued to us may not provide any competitive advantages or that we may not develop future proprietary products or technologies that are patentable. Additionally, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

Despite our efforts to protect our proprietary rights, we may be unable to prevent others from infringing upon or misappropriating our intellectual property. Any steps taken to protect our intellectual property may be inadequate, time consuming and expensive. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States.

Substantial litigation regarding intellectual property rights exists in the telecommunications industry. To date, we have not been notified that our technologies infringe on the proprietary rights of anyone. We have received in the past, and may receive in the future, communications from third parties inquiring about our interest in licensing certain of the third party’s intellectual property or more generally identifying intellectual property that may be the basis of a future infringement claim. We cannot assure you that others will not claim that we have infringed proprietary rights relating to past, current or future technologies. We expect that we could become subject to intellectual property infringement claims as the number of our competitors grows and our services overlap with competitive offerings. These claims, even if without merit, could be expensive, time-consuming to defend, divert management’s attention from the operation of our business and cause product shipment delays. If we become liable for infringing intellectual property rights, we could be required to pay substantial damage awards and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all.

Trademarks

We have registered U.S. trademarks for: “ARCADACS”, “BAN”, “FLEXBAND”, “MALC”, “RAPTOR”, “SECHTOR”, “SLMS”, “VISTA”, “VPACKET”, “ZEDGE”, “ZINC”, “ZHONE”, the Zhone logo, and “ZPLEX”, and we intend to file additional trademark applications to support its branding and marketing efforts.

Employees

As of December 31, 2003, we had 231 employees, of which 99 were engaged in research and product development, 67 in sales, marketing and customer support, 36 in manufacturing, and 29 in finance and administration. None of our employees are covered by collective bargaining agreements, and we have never experienced a work stoppage, strike or labor dispute. We believe that our relations with our employees are good.

Executive Officers

Set forth below is information concerning our current executive officers and their ages as of February 26, 2004.

Name	Age	Position
Morteza Ejabat	53	Chief Executive Officer and Chairman of the Board of Directors
Jeanette Symons	41	Chief Technology Officer and Vice President, Engineering
Kirk Misaka	45	Chief Financial Officer, Vice President, Finance and Corporate Treasurer

Morteza Ejabat is a co-founder of Zhone and has served as its Chairman of the Board of Directors and Chief Executive Officer since its inception. Prior to co-founding Zhone, from June 1995 to June 1999, Mr. Ejabat was President and Chief Executive Officer of Ascend Communications, Inc., a provider of telecommunications equipment which was acquired by Lucent Technologies, Inc. in June 1999. Previously, Mr. Ejabat held various senior management positions with Ascend from September 1990 to June 1995, most recently as Executive Vice President and Vice President, Operations. Mr. Ejabat holds a B.S. in Industrial Engineering and an M.S. in Systems Engineering from California State University at Northridge and an M.B.A. from Pepperdine University.

Jeanette Symons is a co-founder of Zhone and has served as its Chief Technology Officer and Vice President, Engineering since its inception. Prior to co-founding Zhone, Ms. Symons was Chief Technical Officer and Executive Vice President of Ascend Communications, Inc., which Ms. Symons co-founded, from January 1989 to June 1999. Before co-founding Ascend, Ms. Symons was a software engineer at Hayes Microcomputer, a modem manufacturer, where she developed and managed its ISDN program. Ms. Symons holds a B.S. in Systems Engineering from the University of California at Los Angeles.

Kirk Misaka has served as Zhone’s Vice President, Finance and Corporate Treasurer since November 2000 and as Chief Financial Officer since July 2003. Prior to joining Zhone, Mr. Misaka was with KPMG LLP from 1980 to 2000, becoming a partner in 1989. He is a Certified Public Accountant and member of the American Institute of Certified Public Accountants. Mr. Misaka received his B.S. and an M.S. in Accounting from the University of Utah and an M.S. in Tax from Golden Gate University.

ITEM 2.	PROPERTIES

In March 2001, we entered into an agreement pursuant to which we purchased the land and buildings in Oakland, California which we had previously leased under a synthetic lease agreement. As part of the financing for the purchase, we granted a deed of trust on the property to Fremont Bank and were required to transfer the land and buildings to a new entity, Zhone Technologies Campus, LLC, from which we lease the land and buildings. We are the sole member and manager of Zhone Technologies Campus, LLC. Our lease for this facility will expire in March 2011. The Oakland facilities, which consist of three buildings with an aggregate of approximately 180,000 square feet, are used for our executive offices, research and product development activities and manufacturing and warehousing. We also have development rights to expand our facilities by adding one additional building of approximately 120,000 square feet to our Oakland campus. Under the terms of the original purchase agreement, because we did not commence construction of the fourth building by January 21, 2004, the Redevelopment Agency of the City of Oakland has a 120-day option to repurchase approximately 3.625 acres of the unimproved land for the purchase price of approximately $1.5 million. To date, the Redevelopment Agency of the City of Oakland has not exercised, or announced any intention to exercise, the repurchase option.

We also lease facilities for research and development purposes at locations including Alpharetta, Georgia, Westlake Village, California and Ottawa, Canada. We also maintain smaller offices to provide sales and customer support at various domestic and international locations. In addition, we have leases for various facilities which are currently vacant, which relate primarily to companies that we have acquired. We believe that our current facilities will be adequate and suitable for our operations for at least the next twelve months.

ITEM 3.	LEGAL PROCEEDINGS

On October 16, 2003, the Company agreed with HeliOss Communications, Inc. to dismiss HeliOss’ claims filed against us on March 27, 2003 in the Superior Court of the State of California, County of Alameda, in an action entitled HeliOss Communications, Inc. v. Zhone Technologies, Inc., case no. RG 03088921 and our cross-complaint against HeliOss, in consideration of a $1.6 million payment from Zhone to HeliOss. The payment of $1.6 million was made on November 25, 2003 to settle the matter.

The Company is also involved in various litigation matters relating to the operations of Tellium prior to the merger as described below.

In July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with Tellium’s October 2000 merger with Astarte Fiber Networks, Inc. Corning alleges that Astarte and Tellium, as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract, and breached warranties presented in that contract. The Demand for Arbitration was subsequently amended to add a claim for unjust enrichment. Corning seeks an award of $38 million, plus expenses and interest. Tellium filed a response with the American Arbitration Association that they are not a proper party to the dispute. A third party to the Demand has also responded to the American Arbitration Association that Tellium is not relevant to the dispute. The arbiters have been empanelled, and a preliminary hearing was held on February 27, 2003. At the preliminary hearing, Tellium made a motion to dismiss the suit against the Company for failure to state a viable claim as to Tellium, and the arbiters set a briefing schedule on the motion. The parties completed briefing on July 18, 2003. On September 17, 2003, the arbiters denied our motion to dismiss, with a suggestion that Tellium refile its motion on the close of discovery. The parties have also commenced some discovery, including requests for documents, written interrogatories, and depositions. On October 28, 2003, Tellium commenced in the United States District Court for the Southern District of New York an action for a declaratory judgment that Tellium is not a proper party to the arbitration. Tellium’s action seeks to have the arbitration stayed and Corning enjoined from pursuing arbitration any further against Tellium. On January 28, 2004, the arbiters stayed all proceedings against Tellium, but the arbitration continues as to Asarte. On December 24, 2003, Asarte and Tellium filed a potentially dispositive Motion to Suppress. Corning’s opposition to the Motion to Suppress is due February 4,

2004 and any reply is due February 11, 2004. On January 28, 2004, Asarte filed a Motion for Summary Judgment. Corning’s opposition is due February 11, 2004, and any reply is due February 18, 2004. A two week hearing on the merits of the arbitration is currently scheduled for the weeks of March 15-19 and March 22-26, 2004. It is too early in the dispute process to determine what impact, if any, this dispute will have upon our business, financial condition, or results of operations. We intend to vigorously defend the claims made in any legal proceedings that may result and pursue any possible counterclaims against Corning, Astarte, and other parties associated with the claims.

On various dates between approximately December 10, 2002 and February 27, 2003, numerous class-action securities complaints were filed against Tellium in the United States District Court, District of New Jersey. These complaints allege, among other things, that Tellium and its then-current directors and executive officers and its underwriter violated the Securities Act of 1933 by making false and misleading statements preceding its initial public offering and in its registration statement prospectus relating to the securities offered in the initial public offering. The complaints further allege that these parties violated the Securities and Exchange Act of 1934 by acting recklessly or intentionally in making the alleged misstatements. The actions seek damages in an unspecified amount, including compensatory damages, costs, and expenses incurred in connection with the actions and equitable relief as may be permitted by law or equity. On May 19, 2003, a consolidated amended complaint representing all of the actions was filed. On August 4, 2003, Tellium and its underwriters filed a motion to dismiss the complaint. The motions to dismiss have been fully briefed, and the parties are awaiting the Court’s decision on the motions. It is too early in the legal process to determine what impact, if any, these suits will have upon our business, financial condition, or results of operations. We intend to vigorously defend the claims made in these actions and the consolidated amended complaint.

On January 8, 2003 and January 27, 2003, two shareholder derivative complaints were filed on behalf of Tellium in the Superior Court of New Jersey. These complaints were made by plaintiffs who purport to be Tellium shareholders on behalf of Tellium, alleging, among other things, that Tellium directors breached their fiduciary duties to the company by engaging in stock transactions with individuals associated with Qwest, and in making materially misleading statements regarding Tellium’s relationship with Qwest. The actions seek damages in an unspecified amount, including imposition of a constructive trust in favor of Tellium for the amount of profits allegedly received through stock sales, disgorgement of proceeds in connection with the stock option exercises, damages allegedly sustained by Tellium in connection with alleged breaches of fiduciary duties, costs, and expenses incurred in connection with the actions. These cases have been stayed by the court pending the resolution of motions to dismiss in the above-referenced federal court securities actions. It is too early in the legal process to determine what impact, if any, these suits will have upon our business, financial condition, or results of operations. We intend to vigorously defend the claims made in these actions, which have been consolidated.

The Denver, Colorado regional office of the SEC is conducting two investigations titled In the Matter of Qwest Communications International, Inc. and In the Matter of Issuers Related to Qwest . The first of these investigations does not involve any allegation of wrongful conduct on the part of Tellium. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including Tellium. This investigation, insofar as it relates to Tellium, appears to focus generally on whether Tellium’s transactions and relationships with Qwest were appropriately disclosed in Tellium’s public filings and other public statements. In addition, the United States Attorney in Denver is conducting an investigation involving Qwest, including Qwest’s relationships with certain of its vendors, including Tellium. In connection with that investigation, the U.S. Attorney has sought documents and information from Tellium and has sought interviews and/or grand jury testimony from persons associated or formerly associated with Tellium, including certain of its officers. The U.S. Attorney has indicated that, while aspects of its investigation are in an early stage, neither Tellium nor any of our current or former officers or employees is a target of the investigation. We are cooperating fully with these investigations. We are not able, at this time, to say when the SEC and/or U.S. Attorney investigations will be completed and resolved, or what the ultimate outcome with respect to Tellium will be. These investigations could result in substantial costs and a diversion of management’s attention and may have a material and adverse effect on our business, financial condition, and results of operations.

The Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of stockholders on November 13, 2003, stockholders of Tellium approved the merger of Zhone and Tellium by a vote of 54,892,048 shares for, 3,711,207 shares against, with 107,518 shares abstaining. The total shares voted represented 50.2% of the outstanding shares eligible to vote. Effective immediately upon the closing of the merger, the combined company’s name was changed from Tellium, Inc. to Zhone Technologies, Inc.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock has been traded on the NASDAQ National Market under the symbol “ZHNE” since November 14, 2003, following the consummation of the merger with Tellium, Inc. Prior to that date, Tellium’s common stock was traded on the NASDAQ under the symbol “TELM”. The following table sets forth, for the periods indicated, the high and low closing sale prices as reported on NASDAQ for Zhone and Tellium common stock, as adjusted for all stock splits. Immediately prior to the consummation of the merger with Zhone, Tellium effected a one-for-four reverse split of its outstanding shares of common stock.

2003:
	High	Low
Fourth Quarter ended December 31, 2003	$7.36	$4.21
Third Quarter ended September 30, 2003	6.12	3.08
Second Quarter ended June 30, 2003	4.84	2.16
First Quarter ended March 31, 2003	2.56	2.12

2002:
	High	Low
Fourth Quarter ended December 31, 2002	$3.00	$1.20
Third Quarter ended September 30, 2002	2.60	1.52
Second Quarter ended June 30, 2002	9.88	2.80
First Quarter ended March 31, 2002	27.52	7.68

As of January 31, 2004, there were approximately 1,179 stockholders of record.

Dividend Policy

We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors, subject to any applicable restrictions under our debt and credit agreements, and will be dependent upon our financial condition, results of operations, capital requirements, general business condition and such other factors as the Board of Directors may deem relevant.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,				Period From September 1, 1999 (inception) through December 31, 1999
	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$83,138	$112,737	$110,724	$80,756	$—
Cost of revenue	51,081	69,689	106,006	59,384	—

Gross profit	32,057	43,048	4,718	21,372	—
Operating expenses:
Research and product development	22,495	29,802	63,869	85,959	4,016
Sales and marketing	15,859	19,676	35,472	35,153	226
General and administrative	5,324	10,843	13,095	15,911	1,321
Purchased in-process research and development	—	59	11,983	439	21,320
Restructuring charges	—	4,531	5,115	—	—
Litigation settlement	1,600	—	—	—	—
Stock-based compensation	1,238	10,376	17,098	42,316	2,891
Amortization and impairment of intangible assets	7,942	15,995	88,834	38,082	147
Impairment of long-lived assets	—	50,759	—	—	—

Total operating expenses	54,458	142,041	235,466	217,860	29,921

Operating loss	(22,401)	(98,993)	(230,746)	(196,488)	(29,921)
Other income (expense), net	(2,552)	(9,434)	(12,627)	(1,849)	(104)

Loss before income taxes	(24,953)	(108,427)	(243,375)	(198,337)	(30,025)
Income tax (benefit) provision	(7,778)	140	145	(1,866)	—

Net loss	(17,175)	(108,567)	(243,520)	(196,471)	(30,025)
Accretion on preferred stock	(12,700)	(22,238)	(3,325)	(2,775)	(195)

Net loss applicable to holders of common stock	$(29,875)	$(130,805)	$(246,845)	$(199,246)	$(30,220)

Basic and diluted net loss per share applicable to holders of common stock	$(1.87)	$(25.87)	$(59.87)	$(56.28)	$(8.57)
Shares used in per-share calculation	15,951	5,057	4,123	3,541	3,525

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$98,256	$10,614	$24,137	$71,972	$77,921
Working capital (deficit)	82,301	(7,957)	(47,361)	53,767	53,023
Total assets	274,569	163,963	274,051	331,984	282,073
Total short-term and long-term debt	33,391	38,703	100,819	47,500	50,000
Redeemable convertible preferred stock	—	165,890	421,601	383,976	186,371
Stockholders’ equity (deficit)	$186,879	$(98,642)	$(335,990)	$(167,634)	$(26,887)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. We use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “should”, “will”, “would” and similar expressions to identify forward-looking statements. Factors that might cause such a difference include, but are not limited to, the rate of product purchases by current and prospective customers, general economic conditions, conditions specific to the telecommunications and related industries, new product introductions and enhancements by us and our competitors, unanticipated regulatory changes, competition, manufacturing and sourcing risks. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We were founded in 1999 to offer network service providers a simplified, comprehensive architectural approach to delivering services over their access networks.

We have developed hardware and software that simplify the way network service providers deliver communication services to their subscribers. Our Single Line Multi-Service Architecture, or SLMS™, is a simplified network architecture that provides broadband and narrowband services over a scalable next-generation local-loop infrastructure. SLMS is designed to extend the speed, reliability and cost-efficiencies currently achieved in the core of the communications network to business and consumer subscribers. Our products enable service providers to use their existing networks to deliver voice, data, video, and entertainment services to their customers. We have designed our products to interoperate with different types of wiring and equipment already deployed in service providers’ networks.

Our Zhone Management System, or ZMS™, provides the software tools necessary to manage all of the products, services and subscribers in a SLMS network. ZMS is a single management tool that enables network service providers to allow instant delivery and upgrade of network services. In addition, ZMS is capable of interfacing with and managing other vendors equipment already deployed in service providers’ networks.

We currently have products in three categories: the SLMS product family; the digital loop carrier, or DLC, product family and the multiplexer, or MUX, product family.

We believe that we have assembled the employee base, technological breadth and market presence to provide a simple yet comprehensive set of solutions to the complex problems encountered by network service providers when delivering communications services to subscribers.

Since inception, we have incurred significant operating losses and have an accumulated deficit of $595.8 million at December 31, 2003. The global telecommunications market has deteriorated significantly over the last two to three years. Many of our customers and potential customers have reduced their capital spending during this period and many others have ceased operations. Additional capital spending reductions have continued during 2003 due to continued uncertainties regarding the state of the global economy, network overcapacity, customer bankruptcies, network build-out delays and limited capital availability. As a result, our revenue declined by 26% from 2002 to 2003. In response to the challenging environment, we have taken the actions that we believe are necessary for our future success. In particular, we have significantly reduced our operating costs through workforce reductions and careful cost controls. We have also taken significant write-downs of inventory, intangible assets and property and equipment. Due to our restructuring activities and careful expense controls, our net loss decreased from $108.6 million in 2002 to $17.2 million in 2003. We do not expect any significant reductions in our overall workforce for at least through the period ending December 2004.

Going forward, our key objectives include the following:

•	Increasing revenue while continuing to carefully control costs;

•	Continued investments in strategic research and product development activities that will provide the maximum potential return on investment;

•	Minimizing consumption of our cash and short-term investments; and

•	Analyzing and pursuing strategic acquisitions that will allow us to expand our customer, technology and/or revenue base.

Basis of Presentation

In November 2003 we consummated our merger with Tellium. Tellium was the surviving entity under corporate law and following the merger its name was changed to Zhone Technologies, Inc. However, due to various factors, including the relative voting rights, board control, and senior management composition of the combined company, the transaction was treated as a reverse merger for accounting purposes, and Zhone was treated as the “acquirer”. As a result, the financial statements of the combined company after the merger reflect the financial results of Zhone on a historical basis after giving effect to the merger exchange ratio to historical share-related data. The results of operations for Tellium were included in the combined company’s results of operations from the effective date of the merger.

In July 2002, in conjunction with the our Equity Restructuring (as described in Note 6 to our consolidated financial statements), our Board of Directors approved a reverse stock split of our common stock at a ratio of one-for-ten (the “Reverse Split”), causing each outstanding share of common stock to convert automatically into one-tenth of a share of common stock. As a result of the merger with Tellium, stockholders of Zhone prior to the merger received 0.47 of a share of Tellium common stock for each outstanding share of Zhone common stock, following the conversion of all outstanding shares of our preferred stock into common stock.

Stockholders’ equity (deficit) has been restated to give retroactive recognition to the Reverse Split and the effect of the Tellium merger for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to paid-in capital. All references to preferred share, common share and per common share amounts for all periods presented have been retroactively restated to reflect the Reverse Split and the effect of the Tellium merger.

In October 2003, in response to an inquiry from the SEC, we restated our consolidated financial statements and related disclosures for the year ended December 31, 2002. All information, discussions and comparisons in this report reflect the restatement. The restatement reflected increased non-cash stock-based compensation expense resulting from a change in the estimated fair value of our common stock from $0.21 per share to $3.19 per share. We also adjusted the Series AA redeemable preferred stock to reflect a decrease in the estimated fair value from $170.7 million to $126.5 million, or $5.81 per share to $4.31 per share as of July 1, 2002.

Acquisitions

As of December 31, 2003, we had completed nine acquisitions of complementary companies, products or technologies to supplement our internal growth. To date, we have generated a significant amount of our revenue from sales of products obtained through acquisitions.

We are likely to acquire additional businesses, products and technologies in the future. In February 2004, we announced a definitive agreement to acquire the assets of Gluon Networks, Inc. If we complete additional acquisitions in the future, we could consume cash, incur substantial additional debt and other liabilities, incur amortization expenses related to acquired intangible assets or incur large write-offs related to impairment of goodwill and long-lived assets. In addition, future acquisitions may have a significant impact on our short term results of operations, materially impacting revenues or expenses and making period to period comparisons of our results of operations less meaningful.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The policies discussed below are considered by management to be critical because changes in such estimates can materially affect the amount of its reported net income or loss. For all of these policies, management cautions that actual results may differ materially from these estimates under different assumptions or conditions.

Revenue Recognition

We recognize revenue when the earnings process is complete. We recognize product revenue upon shipment of product under contractual terms which transfer title to our customers upon shipment, under normal credit terms, or under sales-type leases, net of estimated sales returns and allowances at the time of shipment. Revenue is deferred if there are significant post-delivery obligations, if collection is not considered reasonably assured at the time of sale, or if the fees are not fixed or determinable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. Our arrangements generally do not have any significant post delivery obligations. We offer products and services such as support, education and training, hardware upgrades and extended warranty coverage. For multiple element revenue arrangements, we intend to establish the fair value of these products and services based primarily on sales prices when the products and services are sold separately. When collectibility is not reasonably assured, revenue is recognized when cash is collected. Revenue from education services and support services is recognized over the contract term or as the service is performed. We make certain sales to product distributors. These customers are given certain privileges to return a portion of inventory. We recognize revenue on sales to distributors that have contractual return rights when the products have been sold by the distributors. Revenue from sales of software products is recognized provided that a purchase order has been received, the software has been shipped, collection of the resulting receivable is reasonably assured, and the amount of our fees is fixed or determinable. To date, revenue from software transactions and sales-type leases has not been significant. We accrue for warranty costs, sales returns, and other allowances at the time of shipment based on historical experience and expected future costs.

Allowances for Sales Returns and Doubtful Accounts

We record an allowance for sales returns for estimated future product returns related to current period product revenue. The allowance for sales returns is recorded as a reduction of revenue and an allowance against our accounts receivable. We base our allowance for sales returns on periodic assessments of historical trends in product return rates and current approved returned products. If the actual future returns were to deviate from the historical data on which the reserve had been established, our future revenue could be adversely affected.

We record an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments for amounts owed to us. We base our allowance on periodic assessments of our customers’ liquidity and financial condition through analysis of information obtained from credit rating agencies, financial statement reviews, and historical collection trends. Additional allowances may be required in the future if the liquidity or financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments.

Valuation of Long-Lived Assets, including Goodwill and Other Acquisition-Related Intangible Assets

Our long-lived assets consist primarily of goodwill, other acquisition-related intangible assets and property and equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the benefits realized from the acquired business, difficulty and delays in integrating the business or a significant change in the operations of the acquired business or use of an asset. Goodwill and other acquisition-related intangible assets not subject to amortization are tested annually for impairment using a two-step approach, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

We estimate the fair value of our long-lived assets based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, we are required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates.

As of December 31, 2003, we have $100.3 million of goodwill, $12.9 million of other acquisition-related intangible assets and $22.6 million of property and equipment. Other acquisition-related intangible assets are comprised mainly of technology in place and customer relationships. Many of the entities acquired by us do not have significant tangible assets; as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to purchased in-process research and development for future acquisitions, and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price of the acquired companies to intangible assets and goodwill has a significant impact on our future operating results. The allocation process requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, we would have to perform an impairment review that might result in material write-downs of intangible assets and/or goodwill. Other factors we consider important which could trigger an impairment review, include, but are not limited to, significant changes in the manner of use of our acquired assets, significant changes in the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset or long-lived asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that the cost of an intangible asset or long-lived asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations of the entity or technology acquired over the remaining amortization or depreciation period, the net carrying value of the related intangible asset or long-lived asset will be reduced to fair value and the remaining amortization or depreciation period may be adjusted. For example, we recorded significant impairment charges during 2001, including $41.7 million related to goodwill and other acquired intangibles. In addition, in the fourth quarter of 2002, we recorded approximately $50.8 million of impairment in property, plant and equipment and other assets. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our intangible assets may change in the future, which could result in additional non-cash charges that would adversely affect our results of operations and financial condition.

Restructuring Charges

During the years ended December 31, 2002 and 2001, we recorded charges of $4.5 million and $5.1 million, respectively, in connection with our restructuring programs. These restructuring charges were comprised primarily of: (i) severance and related charges; (ii) facilities and lease cancellations and (iii) write-offs of abandoned equipment. We accounted for each of these costs in accordance with relevant accounting literature as summarized in SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges, Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) and EITF Issue No. 88-10, Costs Associated with Lease Modification or Termination. There were no restructuring charges recorded during the year ended December 31, 2003.

Any such costs incurred in the future will be recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities or SFAS No. 112, Employers Accounting for Post Employment Benefits, and any write-off of abandoned equipment will be accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets.

Actual costs relative to these estimates, along with other estimates made by management in connection with our restructuring programs, may vary significantly depending, in part, on factors that may be beyond our control. We review the status of any ongoing restructuring activities on a quarterly basis and, if appropriate, record changes to our restructuring obligations in current operations based on our most current estimates.

RESULTS OF OPERATIONS

We list in the tables below the historical consolidated statement of operations as a percentage of revenue for the periods indicated.

	Year Ended December 31
	2003	2002	2001
Net revenue	100%	100%	100%
Cost of revenue	61%	62%	96%

Gross profit	39%	38%	4%
Operating expenses:
Research and product development	27%	26%	58%
Sales and marketing	19%	18%	32%
General and administrative	6%	10%	12%
Purchased in-process research and development	0%	0%	11%
Restructuring charges	0%	4%	5%
Litigation settlement	2%	0%	0%
Stock-based compensation	2%	9%	15%
Amortization and impairment of intangible assets	10%	14%	80%.
Impairment of long-lived assets	0%	45%	0%

Total operating expenses	66%	126%	213%
Operating loss	-27%	-88%	-209%
Other income (expense), net	-3%	-8%	-11%

Loss before income taxes	-30%	-96%	-220%
Income tax (benefit) provision	-9%	N/M	N/M

Net loss	-21%	-96%	-220%

2003 COMPARED WITH 2002

Revenue

Information about our revenue for products and services for 2003 and 2002 is summarized below (in millions):

	2003	2002	Increase (Decrease)	% change
Products	$75.3	$105.3	$(30.0)	(29)%
Services	7.8	7.4	0.4	6%

	$83.1	$112.7	$(29.6)	(26)%

Information about our revenue for North America and International markets for 2003 and 2002 is summarized below (in millions):

	2003	2002	Increase (Decrease)	% change
North America	$75.5	$93.2	$(17.7)	(19)%
International	7.6	19.5	(11.9)	(61)%

	$83.1	$112.7	$(29.6)	(26)%

Information about our revenue by product line for 2003 and 2002 is summarized below (in millions):

	2003	2002	Increase (Decrease)	% change
SLMS	$30.2	$40.2	$(10.0)	(25)%
DLC	19.2	39.9	(20.7)	(52)%
MUX	33.7	32.6	1.1	3%

	$83.1	$112.7	$(29.6)	(26)%

Total revenue decreased 26% or $29.6 million to $83.1 million for 2003 compared to $112.7 million for 2002. The decrease in total revenue was due to the continued capital constraints and economic slowdown affecting the telecommunications industry and the technology industry in general. On a quarterly basis, our revenue declined significantly in the first quarter of 2003 as compared to the fourth quarter of 2002, but then increased sequentially over the remainder of the year.

In 2003, product revenue declined by 29% or $30.0 million while service revenue increased by 6% or $0.4 million compared to 2002. The decrease in product revenue was due to the overall economic environment impacting service provider capital spending. The modest increase in service revenue was due to revenue from maintenance and other services associated with product shipments that occurred in previous periods. International revenue declined 61% or $11.9 million to $7.6 million in 2003 and represented 9% of total revenue compared with 17% in 2002. The decline in international revenue was due to the global economic environment and declining sales to non-U.S. based competitive local exchange carriers, or CLECs.

By product family, revenue for our SLMS product family declined by $10.0 million or 25% in 2003 as compared to 2002. Revenue for our DLC product family declined by $20.7 million or 52% in 2003. The percentage decline in the DLC product line revenue exceeded the overall percentage decline in revenue due in part to our decision to phase out marketing and sales efforts with respect to the Access Concentrator, or Access Node, products. Revenue for our MUX product line increased by $1.1 million or 3% in 2003. Due to the current economic environment affecting service providers, our customers and potential customers have limited capital expenditures to sustain their current revenue generating activities while significantly reducing capital expenditures for newer technologies. As a result, network service providers have continued to invest in our MUX product line which includes legacy equipment and applications while spending more conservatively on newer technologies in the SLMS product line.

While we anticipate focusing our sales and marketing efforts on our SLMS product family in 2004, revenue from the DLC and MUX product families is expected to continue to represent a significant percentage of total revenue, given the current trends in service provider capital spending, which tend to focus more on supporting legacy type revenue generating activities rather than investing in newer, more technologically advanced types of products.

In 2003, Motorola and Qwest accounted for approximately 17% and 11% of total revenue, respectively. In 2002, Motorola accounted for approximately 12% of total revenue. No other customer accounted for 10% or more of total revenue in either period. We anticipate that our results of operations in any given period will continue to depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue

Total cost of revenue decreased $18.6 million to $51.1 million for 2003 compared to $69.7 million for 2002, driven primarily by the overall decrease in revenue. Total cost of revenue was 61% of revenue for 2003, compared to 62% of revenue for 2002. Cost of revenue included excess inventory charges of $6.0 million in 2003 and $2.4 million in 2002, representing 7% and 2% of revenue, respectively. The higher excess inventory charges recorded in 2003 were primarily due to the impact of our reduced sales forecasts.

Excluding the effect of excess inventory charges, total cost of revenue as a percentage of revenue would have been 54% in 2003 compared to 60% in 2002. This was primarily attributable to a shift in product mix towards a higher percentage of revenue from our MUX product line and an offsetting decrease in the percentage of revenue from our DLC product line, which has higher material costs as a percentage of revenue than the MUX product line.

We expect that, in the future, our cost of revenue will vary as a percentage of net revenue depending on the mix and average selling prices of products sold. In addition, competitive and economic pressures could cause us to reduce our prices, adjust the carrying values of our inventory, or record inventory charges relating to discontinued products and excess or obsolete inventory.

Research and Product Development Expenses

Research and product development expenses decreased 25% or $7.3 million to $22.5 million for 2003 compared to $29.8 million for 2002. The decrease was primarily due to lower depreciation expense and facilities related costs, and a decrease in personnel-related expenses resulting from our restructuring activities in 2002, which resulted in a consolidation of product offerings and more focused development programs. Depreciation expense and facilities related costs decreased by approximately $4.1 million due to the effect of an impairment charge for certain facilities and equipment in 2002 and a consolidation of research and product development office locations. Personnel related expenses decreased by approximately $2.0 million due primarily to headcount reductions resulting from the consolidation of product offerings. We intend to continue to invest in research and product development to attain our strategic product development objectives, while seeking to manage the associated costs through expense controls.

Sales and Marketing Expenses

Sales and marketing expenses decreased 19% or $3.8 million to $15.9 million for 2003 compared to $19.7 million for 2002. The decrease was primarily due to a credit to sales and marketing expense of $2.4 million recorded in 2003, as a result of the termination of a customer financing agreement with a financial institution. The amount represented the recovery of a reserve for projected credit losses which had originally been recorded as sales and marketing expense in 2001.

General and Administrative Expenses

General and administrative expenses decreased 51% or $5.5 million to $5.3 million for 2003 compared to $10.8 million for 2002. The decrease was primarily due to lower bad debt expense of approximately $7.1 million which occurred because there were no additional specifically reserved customer accounts in 2003. This decrease was offset modestly by higher legal and accounting expenses of approximately $1.5 million, which was primarily attributable to increased costs associated with being an SEC registrant.

Restructuring Charges

We did not record any restructuring charges in 2003, as compared to $4.5 million of charges recorded during 2002 relating to severance and related charges, facilities and lease cancellations and equipment write-offs.

Litigation Settlement

In 2003, we recorded a charge of $1.6 million relating to the settlement of a litigation matter involving HeliOss Communications, Inc. No litigation settlement charges were recorded in 2002.

Stock-Based Compensation Expenses

Stock-based compensation expense decreased $9.6 million to $1.2 million for 2003 compared to $10.8 million for 2002. The decrease was primarily attributable to lower amortization of deferred compensation due to the use of an accelerated amortization method. For the years ended December 31, 2003 and 2002, $(85,000) and $0.4 million of stock-based compensation expense was classified as cost of revenue, respectively, and $1.2 million and $10.4 million was classified as operating expenses, respectively. Stock-based compensation expense primarily resulted from the difference between the fair value of our common stock and the exercise price for stock options granted to employees on the date of grant. We amortize the resulting deferred compensation over the vesting periods of the applicable options using an accelerated method, which can result in a net credit to stock-based compensation expense during a particular period, if the amount reversed due to the forfeiture of unvested shares exceeds the amortization of deferred compensation.

For each period, we recorded stock-based compensation expense representing the amortization of deferred compensation, offset by a benefit due to the reversal of previously recorded stock compensation expense on forfeited shares. For the year ended December 31, 2002, we also recorded compensation expense of $2.5 million due to the cancellation of notes receivable due from officers relating to the repurchase by us of common stock subject to repurchase rights and issuance of promissory notes to the founders relating to the purchase of our common stock. For the year ended December 31, 2002, we also recorded compensation expense of $1.8 million due to the exchange of certain shares of its common stock subject to repurchase rights for Series B preferred stock. Components of stock-based compensation expense were comprised as follows (in millions):

	2003	2002
Amortization of deferred stock compensation expense	$6.5	$21.5
Benefit due to reversal of previously recorded stock compensation expense on forfeited shares	(5.5)	(14.4)
Compensation expense (benefit) relating to non-employees	0.2	(0.6)
Compensation expense relating to cancellation of prior notes receivable and issuance of notes receivable	—	2.5
Compensation expense relating to exchange of stock options	—	1.8

	$1.2	$10.8

Amortization and Impairment of Intangibles

Amortization and impairment of intangibles decreased $8.1 million to $7.9 million for 2003 compared to $16.0 million for 2002. The decrease was primarily attributable to the intangibles from acquisitions made in previous years becoming fully amortized, offset by the incremental amortization expense of $1.3 million relating to the acquisition of eLuminant in February 2003. In addition, we recorded an impairment charge of $0.7 million during 2002 relating to the discontinuation of the development of certain technology obtained from the acquisition of Optaphone Networks, Inc.

Impairment of Long-Lived Assets

We did not record any impairment charges in 2003, as compared to $50.8 million of charges recorded during 2002 relating primarily to a writedown in the carrying value of our headquarters facility and related assets. The impairment charge in 2002 was recorded following an impairment review that resulted from factors including a significant reduction in forecasted revenues and excess equipment and building capacity caused by restructuring activities earlier during that year.

Other Income (Expense), Net

Other income (expense), net was $(2.6) million for 2003 compared to $(9.4) million for 2002. The components for each period were comprised as follows (in millions):

	2003	2002
Interest expense	$(3.9)	$(9.5)
Interest income	0.4	0.4
Other income (expense)	0.9	(0.3)

	$(2.6)	$(9.4)

Interest expense for 2003 decreased by $5.6 million compared to 2002 due primarily to a reduction in average borrowings outstanding during the year. Other income (expense) increased by $1.2 million due to various non-operating cash receipts, none of which were individually material.

Income Tax (Benefit) Provision

During the year ended December 31, 2003, we recorded a net tax benefit of $7.8 million, which consisted of a current tax benefit of $8.0 million, offset by foreign and state taxes of $0.2 million. No deferred tax benefit was recorded due to our operating losses and net operating loss carryforwards. Due to the significant uncertainty regarding the realization of our net deferred tax assets, a full valuation allowance was recorded.

We recognized a current tax benefit of $8.0 million in 2003 relating to the final resolution of tax refund claims for net operating loss carrybacks of post-acquisition losses incurred by Premisys. We had originally received the tax refunds related to Premisys in previous years, but did not recognize any income tax benefit at that time due to the substantial uncertainty regarding whether the benefit could be sustained upon examination by tax authorities.

2002 COMPARED WITH 2001

Revenue

Information about our revenue for products and services for 2002 and 2001 is summarized below (in millions):

	2002	2001	Increase (Decrease)	% change
Products	$105.3	$108.5	$(3.2)	(3)%
Services	7.4	2.2	5.2	236%

	$112.7	$110.7	$2.0	2%

Information about our revenue for North America and International markets for 2002 and 2001 is summarized below (in millions):

	2002	2001	Increase (Decrease)	% change
North America	$93.2	$73.1	$20.1	28%
International	19.5	37.6	(18.1)	(48)%

	$112.7	$110.7	$2.0	2%

Information about our revenue by product line for 2002 and 2001 is summarized below (in millions):

	2002	2001	Increase (Decrease)	% change
SLMS	$40.2	$39.7	$0.5	1%
DLC	39.9	6.9	33.0	478%
MUX	32.6	64.1	(31.5)	(49)%

	$112.7	$110.7	$2.0	2%

Revenue increased 2% or $2.0 million to $112.7 million for the year ended 2002 compared to $110.7 million for 2001. Product revenue declined by 3% or $3.2 million while service revenue increased by 236% or $5.2 million compared to 2001. The decrease in product revenue was due to the decline in the overall economic environment and deteriorating conditions in the telecommunications industry. The increase in service revenue was due to revenue from maintenance and other services associated with product shipments that occurred in previous periods. International revenues declined 48% or $18.1 million to $19.5 million in 2002 and represented 17% of total revenues compared with 34% in 2001. The decline in international revenues was attributable to the elimination of a contract in 2002 with Motorola to purchase and deploy products in Germany, the decrease of product revenues from a contract with Time Telecommunications to purchase and deploy products in Malaysia, and the overall decrease of revenues from non-U.S. based competitive local exchange carriers, or CLECs, due to the deteriorating global economic environment. International revenues were higher in 2001 as a percentage of total revenues as sales to non-U.S. based CLECs continued strong even after sales to U.S. based CLECs had substantially declined. In 2002, sales to non-U.S. based CLECs experienced similar declines as had been experienced in the U.S. during 2001.

Revenue for our SLMS product family was flat in 2002. Revenue for our DLC product family increased significantly in 2002 due to higher Access Node products sales. We acquired the Access Node product line from Nortel Networks in August 2001 and had a full year of sales activities in 2002. Revenue for our MUX product line decreased significantly in 2002 due to lower Multi-Access System, or IMACS, products sales. IMACS product sales accounted for all of the revenue for our MUX product line in 2001 and 2002. We acquired the IMACS product line as a result of our purchase of Premisys Communications, Inc. in 1999.

Our strategy has been to focus on next generation products while utilizing the MUX product line to provide operating cash flow. The MUX product line was 29%, 58% and 88% of total revenues in 2002, 2001 and 2000, respectively.

Although revenues from the MUX product line have decreased 54% from the years ended December 31, 2000 to December 31, 2002, we continue to generate sustained revenue from this product line. While we do not plan on focusing marketing and sales efforts on this product line, we continue to earn revenues from sales into existing supporting legacy applications and occasionally find new opportunities for sales of this product to customers.

For the year ended 2002, Motorola accounted for approximately 12% of total revenues. In 2001, Motorola and Qwest accounted for approximately 30% and 11% of total revenues, respectively. No other customer accounted for 10% or more of total revenues in either period. Although our largest customers have varied over time, we anticipate that our results of operations in any given period will continue to depend to a great extent on sales to a small number of large accounts. As a result, our revenues for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue

Total cost of revenue decreased $36.3 million to $69.7 million for 2002 compared to $106.0 million for 2001. Total cost of revenue was 62% of revenue for 2002, compared to 96% of revenue for 2001. Cost of revenue was higher in 2001 primarily as a result of excess inventory charges recorded in 2001. In the second quarter of 2001, we recorded charges of $11.6 million for excess and obsolete inventory and $16.4 million for inventory purchase agreements. We also experienced delays in some of our larger customers’ build-out plans. This, along with a rapid decline in our customers’ capital spending, accounted for all of the excess and obsolete inventory write-down. We reduced our forecasted shipments and were unable to cancel purchase commitments or return excess inventories to our vendors. Cost of revenue for 2001 also included an inventory write-down of $9.7 million associated with lower pricing from quantity discounts. We also reduced staffing levels for our manufacturing group by approximately 28% due to our restructuring activities. Excluding the effect of excess inventory charges and inventory write-downs, total cost of revenue as a percentage of revenue would be 62% for 2002 and 2001.

Research and Product Development Expenses

Research and product development expenses decreased 53% or $34.1 million to $29.8 million for 2002 compared to $63.9 million for 2001. The decrease was primarily due to a decrease in material and personnel related expenses resulting from our restructuring activities, which resulted in a consolidation of product offerings and more focused development programs. Personnel related expenses decreased by approximately $16.6 million, or 53%. Staffing levels of research and product development personnel were lower by approximately 56% in 2002 as compared to 2001 primarily due to our restructuring efforts. Material related expenses decreased by approximately $7.0 million, or 70%. Consulting and outside services expenses decreased by approximately $1.8 million, or 75%.

Sales and Marketing Expenses

Sales and marketing expenses decreased 45% or $15.8 million to $19.7 million for 2002 compared to $35.5 million for 2001. This decrease was due primarily to a decrease in salaries and commissions related to headcount reductions, and decreased activities and costs related to advertising, trade shows and public relations. Personnel related expenses decreased by approximately $6.8 million, or 40%. Staffing levels for sales and marketing personnel were lower by approximately 32% in 2002 as compared to 2001 primarily due to our restructuring efforts. Advertising, trade shows and public relations expenses decreased by approximately $2.4 million, or 96%. In 2001, we recorded a $2.5 million charge to reflect our estimate of the cost of creating a customer financing program with a financial institution.

General and Administrative Expenses

General and administrative expenses decreased 18% or $2.3 million to $10.8 million for 2002 compared to $13.1 million for 2001. The decrease was primarily due to reduced costs for personnel and related expenses following our restructuring activities. Personnel related expenses decreased by approximately $3.6 million, or 53%. Staffing levels for general and administrative personnel were lower by approximately 32% in 2002 as compared to 2001 primarily due to our restructuring efforts. These savings were offset by increases in provisions for doubtful accounts of $1.2 million due to the financial difficulty of one of our customers.

Restructuring Charges

We responded to continuing market declines in 2002, by implementing additional restructuring actions. We reduced our workforce by 153 employees throughout all functional areas, or approximately 35% of our worldwide headcount at the beginning of the year. As a result of these actions, we recorded restructuring charges of $4.5 million during 2002 relating to severance and related charges, facilities and lease cancellations and equipment write-offs.

The following table displays the activity of the restructuring reserve for 2002, the reserve at December 31, 2002, and the components of the net charges for 2002 (in millions):

	Accrued Restructuring Costs at December 31, 2001	Restructuring and Other Charges	Non-cash Restructuring and Other Charges	Cash Payments	Accrued Restructuring Costs at December 31, 2002
Severance and related charges	$0.2	$1.3	$—	$(1.5)	$—
Facilities and lease cancellations	0.3	—	—	(0.3)	—
Equipment write-offs	—	3.2	(3.2)	—	—

	$0.5	$4.5	$(3.2)	$(1.8)	$—

Stock-Based Compensation Expenses

Stock based compensation expenses decreased $8.0 million to $10.8 million for 2002 compared to $18.8 million for 2001. For the years ended December 31, 2002 and 2001, $0.4 million and $1.7 million of stock based compensation expense was classified as cost of revenue, respectively, and $10.4 million and $17.1 million was classified as operating expenses, respectively. Stock compensation expense primarily resulted from the difference between the fair value of our common stock and the exercise price for stock options granted to employees on the date of grant. For the year ended December 31, 2002, we amortized $21.5 million of deferred stock compensation expense, offset by a benefit of $14.4 million due to the reversal of previously recorded stock compensation expense on forfeited shares. This was a result of the reduction in workforce that occurred in 2002. For the year ended December 31, 2001, we amortized $37.3 million of deferred stock compensation expense, offset by a benefit of $16.5 million due to the reversal of previously recorded stock compensation expense on forfeited shares. For the year ended December 31, 2002, we also recorded compensation expense of $2.5 million due to cancellation of notes receivable due from officers relating to the repurchase by us of common stock subject to repurchase rights and issuance of promissory notes to the founders relating to the purchase of our common stock. For the year ended December 31, 2002, we also recorded compensation expense of $1.8 million due to the exchange of certain shares of our common stock subject to repurchase rights for Series B preferred stock. We amortize the deferred stock compensation over the vesting periods of the applicable options, or repurchase periods for the exercised options, generally over four years. Components of stock-based compensation expense were comprised as follows (in millions):

	2002	2001
Amortization of deferred stock compensation expense	$21.5	$37.3
Benefit due to reversal of previously recorded stock compensation expense on forfeited shares	(14.4)	(16.5)
Compensation expense (benefit) relating to non-employees	(0.6)	(2.0)
Compensation expense relating to cancellation of prior notes receivable and issuance of notes receivable	2.5	—
Compensation expense relating to exchange of stock options	1.8	—

	$10.8	$18.8

Amortization and Impairment of Intangibles

As of January 1, 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized, but should be tested for impairment at least annually. Amortization and impairment of intangibles decreased $72.8 million to $16.0 million for 2002 compared to $88.8 million for 2001. In 2001, we discontinued the development and use of certain assets, products, and technologies obtained from the acquisitions of CAG Technologies, Inc., Roundview Inc., and Xybridge Technologies, Inc. and recorded a related impairment charge of approximately $41.7 million. In 2002, we discontinued the development of certain technology obtained from the acquisition of Optaphone Networks, Inc. and recorded a related impairment charge of approximately $0.7 million. Amortization of goodwill and workforce was $31.3 million in 2001. Amortization of other acquisition-related intangible assets was $15.8 million in 2001 as compared to $15.3 million in 2002. We generally amortize intangibles over a period of three to five years.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We estimate the fair value of our long-lived assets based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, we are required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates.

During the fourth quarter ended December 31, 2002, we identified impairment indicators, which included a significant reduction in forecasted revenues and excess equipment and building capacity caused by our restructuring during the year. The commercial real estate market in the San Francisco Bay Area also has been negatively impacted by the downturn in the economy. Accordingly, we performed, with the assistance of independent valuation experts, an impairment review of our other intangible assets and long-lived assets. We recorded an impairment charge of $50.8 million.

The impairment charge to other intangible assets and long-lived assets from the impairment review resulted in a write-off of the net book value as follows (in millions):

	As of November 30, 2002
	Net Carrying Value	Write- down	Adjusted Carrying Value
Land, Buildings and Construction in process	$60.6	$(40.4)	$20.2
Property and Equipment	13.2	(9.9)	3.3
Other assets	0.6	(0.5)	0.1

	$74.4	$(50.8)	$23.6

The write-down resulted in the elimination of historical accumulated depreciation and amortization for long-lived assets that were impaired. The remaining balances in property and equipment and acquisition-related technology and intangibles will be depreciated and amortized, respectively, over their remaining estimated lives.

Other income (expense), net

Other income (expense), net increased $3.2 million from $(12.6) million for 2001. The detail is as follows (in millions):

	2002	2001
Interest expense	$(9.5)	$(10.5)
Interest income	0.4	2.9
Loss on disposal of equipment	—	(1.6)
Impairment of cost basis investments	—	(1.5)
Loss on sale of marketable securities	—	(1.6)
Other income (expense)	(0.3)	(0.3)

	$(9.4)	$(12.6)

Interest expense for 2002 was $1.0 million lower due mainly to a reduction in borrowings in 2002.

Interest income for 2002 was $2.5 million lower than 2001 due to lower average cash balances throughout the year.

Liquidity and Capital Resources

Historically, we have financed our operations through private sales of capital stock and borrowings under various debt arrangements. Following the completion of our merger with Tellium, Inc., in which our common stock became publicly traded, we expect to finance our operations through a combination of our existing cash, cash equivalents and investments, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At December 31, 2003, cash, cash equivalents and short-term investments, all of which are available to fund current operations, were $98.3 million. This amount includes cash and cash equivalents of $32.5 million, as compared with $10.6 million at December 31, 2002. The increase in cash and cash equivalents of $21.9 million was attributable to cash provided by investing activities of $80.2 million, offset by cash used in operating activities of $45.1 million and cash used in financing activities of $13.2 million.

Net cash provided by investing activities consisted primarily of cash acquired through the acquisition of Tellium of $140.6 million and a reduction in restricted cash of $5.7 million, offset by net purchases of short-term investments of $65.7 million. Net cash used in operating activities consisted of the net loss of $17.2 million, adjusted for non-cash charges totaling $10.5 million and changes in operating assets and liabilities totaling $38.4 million. The most significant components of the changes in operating assets and liabilities were a decrease in accrued expenses of $48.6 million and a decrease in accounts receivable of $7.6 million. Net cash used in financing activities consisted primarily of net repayments of debt of $14.6 million.

As a result of the financial demands of major network deployments and the difficulty in accessing capital markets, network service providers continue to request financing assistance from their suppliers. From time to time we may provide or commit to extend credit or credit support to our customers. This financing may include extending credit to customers or guaranteeing the indebtedness of customers to third parties. Depending upon market conditions, we may seek to factor these arrangements to financial institutions and investors to free up our capital and reduce the amount of our financial commitments for such arrangements. Our ability to provide customer financing is limited and depends upon a number of factors, including our capital structure, the level of our available credit and our ability to factor commitments to third parties. Any extension of financing to our customers will limit the capital that we have available for other uses. Currently, we do not have any significant customer financing related commitments. During the fourth quarter of 2003, we terminated an agreement to provide customer financing with a financial institution which had originally required us to establish a $2.5 million reserve for projected credit losses.

Currently, our primary source of liquidity comes from our cash and cash equivalents and short-term investments, which totaled $98.3 million at December 31, 2003, and our line of credit agreement, under which $4.8 million was outstanding at December 31, 2003, and an additional $6.1 million was committed as security for obligations under our Secured Real Estate Loan Facility and other letters of credit. Our short-term investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities at the date of acquisition ranging from 90 days to one year. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and investments will continue to be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At December 31, 2003, two customers represented 31% and 11%, respectively, of our total accounts receivable balance. Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt. We currently intend to fund our operations for the foreseeable future using our existing cash, cash equivalents and investments and liquidity available under our line of credit agreement.

Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and investments and available credit facilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Contractual Commitments and Off-Balance Sheet Arrangements

At December 31, 2003, our future contractual commitments by fiscal year were as follows (in thousands):

	Total	2004	2005	2006	2007
Operating leases	$9,331	$7,161	$1,403	$425	$342
Debt	33,391	1,354	934	31,103	—
Inventory purchase commitments	4,572	4,572	—	—	—

Total future contractual commitments	$47,294	$13,087	$2,337	$31,528	$342

The amounts shown above represent off-balance sheet arrangements to the extent that a liability is not already recorded on our balance sheet. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. For debt obligations, the amounts shown above represent the scheduled principal repayments, but not the associated interest payments which may vary based on changes in market interest rates. At December 31, 2003, the interest rate on the majority of our outstanding debt obligations was 8.0%. Inventory purchase commitments represent the amount of excess inventory purchase commitments that have been recorded on our balance sheet at December 31, 2003.

We also had commitments under outstanding letters of credit totaling $0.6 million at December 31, 2003. We have recorded restricted cash on our balance sheet equal to the amount outstanding under these letters of credit.

Related Party Transactions

For the year ended December 31, 2003, related party transactions were comprised as described below. See Note 10 to our consolidated financial statements for details regarding related party transactions that occurred in previous periods.

On July 29, 2003, we borrowed $2.0 million from Mory Ejabat, our Chairman and Chief Executive Officer, and Jeanette Symons, our Chief Technology Officer and Vice President, Engineering. On August 7, 2003, we borrowed an additional $2.0 million from Ms. Symons. Each of these loans had an interest rate of 12% per year and matured upon the closing of our merger with Tellium, Inc. The principal balance and accrued interest for each loan were repaid in November 2003. Mr. Ejabat and Ms. Symons received interest income relating to the loans of $35,836 and $106,521, respectively.

In the ordinary course of business, our executive officers and non-employee directors are reimbursed for travel related expenses when incurred for business purposes. We reimburse our Chairman and Chief Executive Officer, Mory Ejabat, for the direct operating expenses incurred in the use of his private aircraft when used for business purposes. The amount reimbursed for these expenses was $473,000 for the year ended December 31, 2003.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus regarding Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate elements of accounting but also how the arrangement’s consideration should be allocated among separate units. The applicable provisions of EITF 00-21 were applied to the Company’s revenue transactions beginning in the quarter ended September 30, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”). FIN 46R requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46R are effective immediately for all new arrangements entered into after December 31, 2003. The Company does not have any financial interests in variable interest entities created prior to December 31, 2003, for which the provisions of FIN 46R would become effective on January 1, 2004. Accordingly, the provisions of FIN 46R will become effective for the Company in the first quarter of 2004. The adoption of FIN 46R is not expected to have a material impact on the Company’s consolidated financial statements.

RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information set forth in this report, before making any investment decisions regarding our company. Each of these risk factors could adversely affect our business, financial condition and results of operations.

We have incurred significant losses to date and expect that we will continue to incur losses in the foreseeable future. If we fail to generate sufficient revenue to achieve or sustain profitability, our stock price could decline.

We have incurred significant losses to date and expect that we will to continue to incur losses in the foreseeable future. Our net losses for 2003 and 2002 were $17.2 million and $108.6 million, respectively, and we had an accumulated deficit of $595.8 million at December 31, 2003.

We have not generated positive cash flow from operations since inception, and expect this trend to continue for the foreseeable future. We have significant fixed expenses and expect that we will continue to incur significant manufacturing, research and development, sales and marketing, customer support, administrative and other expenses in connection with the ongoing development of the business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to possible acquisitions and the integration of new technologies. Further, as 2004 will be the first full year that we will be subject to SEC reporting obligations and given the increased costs associated with compliance with the Sarbanes-Oxley Act of 2002, we are likely to incur increased expenses related to regulatory and legal compliance. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue to achieve or sustain profitability, we will continue to incur substantial operating losses and our stock price could decline.

We have been, and may continue to be, adversely affected by recent unfavorable developments in the communications industry, world events and the economy in general.

Our customers and potential customers continue to experience a severe economic slowdown that has led to significant decreases in their revenues. For most of the last five years, the markets for our equipment have been influenced by the entry into the communications services business of a substantial number of new telecommunications companies. In the United States, this was due largely to changes in the regulatory environment, in particular those brought about by the Telecommunications Act of 1996. These new companies raised significant amounts of capital, much of which they invested in new equipment, causing acceleration in the growth of the markets for telecommunications equipment. More recently, there has been a reversal of this trend, including the failure of a large number of the new entrants and a sharp contraction of the availability of capital to the industry. This industry trend has been compounded by the slowing not only of the U.S. economy, but the economies in virtually all of the countries in which we market our products. This, in turn, has caused a substantial reduction in demand for our equipment.

The continuing acts and threats of terrorism and the geo-political uncertainties in other continents are also having an adverse effect on the U.S. economy and could possibly induce or accelerate the advent of a more severe economic downturn. The U.S. government’s political, social and economic policies and policy changes as a result of these circumstances could have consequences that we cannot predict, including causing further weaknesses in the economy. The long-term impact of these events on our business is uncertain. Additionally, the amount of debt incurred by our customers, and the continued reductions to capital spending, puts the businesses of certain of our customers and potential customers in jeopardy. As a result, our operating results and financial condition could be materially adversely affected.

Capital constraints in the telecommunications industry could restrict the ability of our customers to buy our products.

As a result of the economic slowdown affecting the telecommunications industry and the technology industry in general, our customers and potential customers have significantly reduced the rate of their capital expenditures, and as result, our revenue declined by 26% from 2002 to 2003. The reduction of capital equipment acquisition budgets or the inability of our current and prospective customers to obtain capital could cause them to reduce or discontinue purchase of our products, and as a result we could experience reduced revenues and our operating results could be adversely impacted. In addition, many of the current and prospective customers for our products are emerging companies with limited operating histories. These companies require substantial capital for the development, construction and expansion of their businesses. Neither equity nor debt financing may be available to these companies on favorable terms, if at all. To the extent that these companies are unable to obtain the financing they need, our ability to make future sales to these customers and realize revenue from any such sales could be harmed. In addition, to the extent we choose to provide financing to these prospective customers, we will be subject to additional financial risk which could cause our expenses to increase.

Our future operating results are difficult to predict due to our limited operating history.

We began operations in September 1999. Although we expect that our internally developed Single Line Multi-Service, or SLMS, product line will account for a substantial portion of our revenue in the future, to date we have generated a significant portion of our revenue from sales of product lines that we acquired from other companies. Due to our limited operating history, we have difficulty accurately forecasting our revenue, and we have limited historical financial data upon which to base our operating expense budgets. Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. The primary factors that may affect our results of operations include the following:

•	commercial acceptance of our SLMS products;

•	fluctuations in demand for network access products;

•	new product introductions, enhancements or announcements by our competitors;

•	the length and variability of the sales cycles for our products;

•	the timing and size of sales of our products;

•	our customers’ ability to finance their purchase of our products as well as their own operations;

•	our ability to forecast demand for our products;

•	the ability of our company and our contract manufacturers to attain and maintain production volumes and quality levels for our products;

•	our ability to obtain sufficient supplies of sole or limited source components;

•	changes in our pricing policies or the pricing policies of our competitors;

•	increases in the prices of the components we purchase, or quality problems associated with these components;

•	our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;

•	the timing and magnitude of prototype expenses;

•	unanticipated changes in regulatory requirements which may require us to redesign portions of our products;

•	our ability to attract and retain key personnel;

•	our sales of common stock or other securities in the future;

•	costs related to acquisitions of technologies or businesses; and

•	general economic conditions as well as those specific to the communications, Internet and related industries.

If demand for our SLMS products does not develop, then our results of operations and financial condition will be adversely affected.

Our future revenue depends significantly on our ability to successfully develop, enhance and market our SLMS products to the network service provider market. Most network service providers have made substantial investments in their current infrastructure, and they may elect to remain with their current architectures or to adopt new architectures, such as SLMS, in limited stages or over extended periods of time. A decision by a customer to purchase our SLMS products will involve a significant capital investment. We will need to convince these service providers of the benefits of our products for future upgrades or expansions. We do not know whether a viable market for our SLMS products will develop or be sustainable. If this market does not develop or develops more slowly than we expect, our business, financial condition and results of operations will be seriously harmed.

Our target customer base is concentrated, and the loss of one or more of our customers could harm our business.

The target customers for our products are network service providers that operate voice, data and video communications networks. There are a limited number of potential customers in our target market. During the year ended December 31, 2003, two customers accounted for approximately 17% and 11% of our revenue, respectively. During the year ended December 31, 2002, one customer accounted for approximately 12% of our revenue. A significant portion of our future revenue will depend on sales of our products to a limited number of customers. Any failure of one or more customers to purchase products from us for any reason, including any downturn in their businesses, would seriously harm our business, financial condition and results of operations.

Acquisitions are an important part of our strategy, and any strategic acquisitions or investments we make could disrupt our business and seriously harm our financial condition.

As of December 31, 2003, we have acquired nine companies or product lines, and we are likely to acquire additional businesses, products or technologies in the future. In November 2003, we completed our merger with Tellium, Inc., and in February 2004, we announced the acquisition of the assets of Gluon Networks, Inc. On an ongoing basis, we expect to consider acquisitions of, or investments in, complementary companies, products or technologies to supplement our internal growth. In the future, we may encounter difficulties identifying and acquiring suitable acquisition candidates on reasonable terms.

If we do complete future acquisitions, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	consume cash;

•	incur substantial debt;

•	assume liabilities;

•	increase our ongoing operating expenses and level of fixed costs;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs; or

•	become subject to litigation.

Any acquisitions or investments that we make in the future will involve numerous risks, including:

•	problems combining the acquired operations, technologies or products;

•	unanticipated costs;

•	diversion of management’s time and attention from our existing business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of acquired companies.

We do not know whether we will be able to successfully integrate the businesses, products, technologies or personnel that we might acquire in the future or that any strategic investments we make will meet our financial or other investment objectives. Any failure to do so could seriously harm our business, financial condition and results of operations.

The market we serve is highly competitive and, as a relatively early stage company, we may not be able to compete successfully.

Competition in the communications equipment market is intense. We are aware of many companies in related markets that address particular aspects of the features and functions that our products will provide. Currently, our primary competitors include large equipment companies, such as Advanced Fibre Communications, Alcatel, and Lucent Technologies. We also may face competition from other large communications equipment companies or other companies with significant market presence and financial resources that may enter our market in the future. In addition, a number of new public and private companies have announced plans for new products to address the same network needs that our products address, both domestically and abroad. Some of these companies may have lower cost structures than us.

Many of our competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical, sales and marketing resources than we do and may be able to undertake more extensive marketing efforts, adopt more aggressive pricing policies and provide more customer financing than we can. Moreover, our competitors may foresee the course of market developments more accurately than we do and could develop new technologies that render our products less valuable or obsolete.

In our markets, competitive factors include:

•	performance;

•	reliability and scalability;

•	ease of installation and use;

•	interoperability with existing products;

•	upgradeability;

•	geographic footprints for products;

•	ability to provide customer financing;

•	breadth of services;

•	price;

•	technical support and customer service; and

•	brand recognition.

If we are unable to compete successfully against our current and future competitors, we may have difficulty obtaining customers, and we could experience price reductions, order cancellations, increased expenses and reduced gross margins, any of which would harm our business, financial condition and results of operations.

The long and variable sales cycles for our products may cause revenue and operating results to vary significantly from quarter to quarter.

The target customers for our products have substantial and complex networks that they traditionally expand in large increments on a periodic basis. Accordingly, our marketing efforts are largely focused on prospective customers that may purchase our products as part of a large-scale network deployment. Our target customers typically require a lengthy evaluation, testing and product qualification process. Throughout this process, we are often required to spend considerable time and incur significant expense educating and providing information to prospective customers about the uses and features of our products. Even after a company makes the final decision to purchase our products, it may deploy our products slowly. The timing of deployment of our products varies widely, and depends on a number of factors, including:

•	our customers’ skill sets;

•	geographic density of potential subscribers;

•	the degree of configuration necessary to deploy our products; and

•	our customers’ ability to finance their purchase of our products as well as their operations.

As a result of any of these factors, our revenue and operating results may vary significantly from quarter to quarter.

The success of our business depends on our executive officers and key employees, and the loss of the services of one or more of them could harm our business.

Our future success depends upon the continued services of our executive officers and other key engineering, manufacturing, operations, sales, marketing and support personnel who have critical industry experience and relationships that we rely on to build our business, including Morteza Ejabat, our co-founder, Chairman and Chief Executive Officer, Jeanette Symons, our Chief Technical Officer, and Kirk Misaka, our Chief Financial Officer. The loss of the services of any of our key employees, including Mr. Ejabat, Ms. Symons and Mr. Misaka, could delay the development and production of our products and negatively impact our ability to maintain customer relationships, which would harm our business, financial condition and results of operations.

If we are unable to successfully manage and expand our international operations, our business could be harmed.

We currently have international operations consisting of sales, technical support and marketing teams in various locations worldwide. We expect to continue expanding our international operations in the future. The successful management and expansion of our international operations requires significant human and financial resources. Further, our international operations may be subject to certain risks and challenges that could harm our operating results, including:

•	expenses associated with developing and customizing our products for foreign countries;

•	unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

•	fluctuations in currency exchange rates;

•	longer sales cycles for our products;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	difficulties and costs of staffing and managing foreign operations;

•	reduced protection for intellectual property rights;

•	potentially adverse tax consequences; and

•	changes in a country’s or region’s political and economic conditions.

Any of these factors could harm our existing international operations and business or impair our ability to continue expanding into international markets.

We have significant debt obligations, which could adversely affect our business, operating results and financial condition.

As of December 31, 2003, we had approximately $32.0 million in long-term debt. You should be aware that this level of debt could materially and adversely affect us in a number of ways, including:

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes;

•	limiting our flexibility to plan for, or react to, changes in our business or market conditions;

•	requiring us to use a significant portion of any future cash flow from operations to repay or service the debt, thereby reducing the amount of cash available for other purposes;

•	making us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage; and

•	making us more vulnerable to the impact of adverse economic and industry conditions and increases in interest rates.

We cannot assure you that we will generate sufficient cash flow or be able to borrow funds in amounts sufficient to enable us to service our debt or to meet our working capital and capital expenditures requirements. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, due to borrowing base restrictions or otherwise, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of existing debt or obtain additional financing. We cannot assure you that we will be able to engage in any of these actions on reasonable terms, if at all.

Because our products are complex and will be deployed in complex environments, our products may have defects that we discover only after full deployment, which could seriously harm our business.

Our products are complex and are designed to be deployed in large quantities across complex networks. Because of the nature of these products, they can only be fully tested when completely deployed in large networks with high amounts of traffic. Our customers may discover errors or defects in our hardware or software, or our products may not operate as expected, after they have been fully deployed. If we are unable to fix defects or other problems that may be identified after full deployment, we could experience:

•	loss of revenue and market share;

•	loss of existing customers;

•	failure to attract new customers or achieve market acceptance;

•	diversion of development resources;

•	increased service and warranty costs;

•	legal actions by our customers; and

•	increased insurance costs.

Defects, integration issues or other performance problems in our products could also result in financial or other damages to our customers. Our customers could seek damages for related losses from us, which could seriously harm our business, financial condition and results of operations. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly and would put a strain on our management and resources. The occurrence of any of these problems would seriously harm our business, financial condition and results of operations.

If we fail to enhance our existing products or develop and introduce new products that meet changing customer requirements and technological advances, our ability to sell our products would be materially adversely affected.

Our target markets are characterized by rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions and changes in communications offerings from network service providers. Our future success will significantly depend on our ability to anticipate or adapt to such changes and to offer, on a timely and cost-effective basis, products that meet changing customer demands and industry standards. We may not have sufficient resources to successfully and accurately anticipate technological and market trends, manage long development cycles or develop, introduce and market new products and enhancements. We currently license technology, and from time to time, we may be required to license additional technology from third parties to sell or develop our products and product enhancements. We cannot assure you that our existing and future third-party licenses will be available to us on commercially reasonable terms, if at all. Our inability to maintain or obtain any third-party license required to sell or develop our products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost. If we are not able to develop new products or enhancements to existing products on a timely and cost-effective basis, or if our new products or enhancements fail to achieve market acceptance, our business, financial condition and results of operations would be materially adversely affected.

The communications industry is subject to government regulations, which could harm our business.

The Federal Communications Commission, or FCC, has jurisdiction over the entire communications industry in the United States and, as a result, our existing and future products and our customers’ products are subject to FCC rules and regulations. Current and future FCC rules and regulations affecting communications services could negatively affect our business. The uncertainty associated with future FCC decisions may result in network service providers delaying decisions regarding expenditures for equipment for broadband services. In addition, international regulatory bodies establish standards that may govern our products in foreign markets. Domestic and international regulatory requirements could result in postponements or cancellations of product orders, which would harm our business, financial condition and results of operations. Further, we cannot be certain that we will be successful in obtaining or maintaining any regulatory approvals that may, in the future, be required to operate our business.

We face certain litigation risks.

We are a party to lawsuits and claims in the normal course of our business. In addition, we are currently involved in several litigation matters which we inherited as a result of our acquisition of Tellium. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Part I, Item 3—“Legal Proceedings”.

Our business will be adversely affected if we are unable to protect our intellectual property rights from third-party challenges.

We rely on a combination of copyrights, patents, trademarks and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our technology is difficult, and we do not know whether the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

In the future we may become involved in disputes over intellectual property, which could subject us to significant liability, divert the time and attention of our management and prevent us from selling our products.

We or our customers may be party to litigation in the future to protect our intellectual property or to respond to allegations that we infringe others’ intellectual property. We may receive in the future communications from third parties inquiring about their interest in licensing certain of the third party’s intellectual property or more generally identifying intellectual property that may be the basis of a future infringement claim. We have received letters from Lucent Technologies stating that many of our products are using technology covered by or related to Lucent patents and inviting us to discuss a licensing arrangement with Lucent. To date, no lawsuit or other formal action has been filed by Lucent. However, we cannot assure you that we would be successful in defending against any Lucent infringement claims. To the extent we are not successful in defending such claims, we may be subject to substantial damages (including possible treble damages and attorneys’ fees).

If a party accuses us of infringing upon its proprietary rights, we would have to defend ourselves and possibly our customers against the alleged infringement. We cannot assure you that we would prevail in any intellectual property litigation, given its complex technical issues and inherent uncertainties. If we are unsuccessful in any such litigation, we could be subject to significant liability for damages and loss of our proprietary rights. Intellectual property litigation, regardless of its outcome, would likely be time consuming and expensive to resolve. Any such litigation could force us to stop selling, incorporating or using our products that include the challenged intellectual property, or redesign those products that use the technology. In addition, if a party accuses us of infringing upon its proprietary rights, we may have to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

We rely on contract manufacturers for a significant portion of our manufacturing requirements.

Through the third quarter of 2003, we utilized Solectron for the majority of our manufacturing requirements for all product lines. During the fourth quarter of 2003, we transitioned the manufacturing of certain product lines to another contract manufacturer, and for another product line, transitioned the manufacturing process internally. We continue to use Solectron to manufacture certain product lines under an agreement which is scheduled to expire in March 2004. While we have become somewhat less dependent on Solectron for our manufacturing requirements, we expect to continue to rely on contract manufacturers to fulfill a significant portion of our product manufacturing requirements.

Any manufacturing disruption could impair our ability to fulfill orders. Our future success will depend, in significant part, on our ability to have Solectron or other contract manufacturers produce our products cost-effectively and in sufficient volumes. We face a number of risks associated with this dependence on third-party manufacturers including:

•	reduced control over delivery schedules;

•	the potential lack of adequate capacity during periods of excess demand;

•	manufacturing yields and costs;

•	quality assurance;

•	increases in prices; and

•	the potential misappropriation of our intellectual property.

We have no long-term contracts or arrangements with any of our vendors that guarantee product availability, the continuation of particular payment terms or the extension of credit limits. We have experienced in the past, and may experience in the future, problems with our contract manufacturers, such as inferior quality, insufficient quantities and late delivery of products. To date, these problems have not materially adversely affected us. We may not be able to obtain additional volume purchase or manufacturing arrangements on terms that we consider acceptable, if at all. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the agreement, our business will be harmed. We cannot assure you that we will be able to effectively manage our relationship with our contract manufacturers, or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality or quantity. Any of these difficulties could harm our relationships with customers and cause us to lose orders.

Our existing contract with Solectron expires in March 2004. If we are unsuccessful in renegotiating this agreement, then we may be required to manufacture the products produced under this agreement internally or find another outside contract manufacturer. If we fail to successfully transition manufacturing operations in-house or fail to locate and qualify suitable manufacturing candidates capable of satisfying our product specifications or quantity requirements, then we may experience product shortages and, as a result, be unable to fulfill customer orders accurately and timely which could negatively affect our customer relationships and operating results. Further, new third-party manufacturers may encounter difficulties in the manufacture of our products resulting in product delivery delays.

We depend on sole or limited source suppliers for several key components. If we are unable to obtain these components on a timely basis, we will be unable to meet our customers’ product delivery requirements, which would harm our business.

We currently purchase several key components from single or limited sources pursuant to limited term supply contracts. If any of our sole or limited source suppliers experiences capacity constraints, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule. Our suppliers may enter into exclusive arrangements with our competitors, be acquired by our competitors, stop selling their products or components to us at commercially reasonable prices, refuse to sell their products or components to us at any price or be unable to obtain or have difficulty obtaining components for their products from their suppliers.

In these events, we could be forced to commence a time consuming and difficult process of identifying and qualifying an alternative supplier of the key components. There is no guarantee that such a search would be successful. If we do not receive critical components from our suppliers in a timely manner, we will be unable to meet our customers’ product delivery requirements. Any failure to meet a customer’s delivery requirements could harm our reputation and decrease our sales, which would harm our business, financial condition and results of operations.

Our headquarters and certain suppliers are all located in Northern California where natural disasters or service outages or restrictions could occur and harm our facilities and key personnel, which would restrict or prevent us from providing services to our customers.

Our corporate headquarters and principal research and development center and product testing facilities as well as many of our suppliers are located in Northern California, which has historically been vulnerable to natural disasters, such as earthquakes, fires and floods. In addition, this area has historically been rapidly growing and large demands on infrastructure services, including electrical and other utility services, could result in significant or more frequent outages or restrictions on the use of such services. The occurrence of a natural disaster or such service outages or restrictions might disrupt the local economy and pose physical risks to our employees and our property. We do not presently have redundant, multiple site capacity in the event of a natural disaster or service outages or restrictions. Accordingly, in the event of a disaster or service outages or restrictions adversely affecting our operations, our business would suffer.

If we fail to attract and retain qualified personnel, our business might be harmed.

Our future success will depend in large part upon our ability to identify, attract and retain qualified individuals, particularly research and development and customer service engineers and sales and marketing personnel. Our products are generally of a highly technical nature, and therefore require a sophisticated sales effort targeted at several key people within each prospective customer’s organization. Our target customers are large network service providers that require high levels of service and support from our customer service engineers and our sales and marketing personnel. Competition for these employees in our industry and in the San Francisco Bay Area in particular, as well as other areas in which we recruit, may be intense, and we may not be successful in attracting or retaining these personnel. If we are not able to hire the kind and number of research and development, sales and marketing and customer service personnel required to support our product offerings and customers, we may not reach the level of sales necessary to achieve profitability or may be impaired from meeting existing customer demands, either of which could materially harm our business.

Our business will suffer if we fail to properly manage our growth and continually improve our internal controls and systems.

We have expanded our operations rapidly since our inception. The number of our employees has grown from eight as of September 30, 1999 to 231 as of December 31, 2003. As our business grows, we expect to increase the scope of our operations and the number of our employees. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. To manage our growth properly, we must:

•	hire, train, manage and retain qualified personnel, including engineers and research and development personnel;

•	carefully manage and expand our manufacturing relationships and related controls and reporting systems;

•	effectively manage multiple relationships with our customers, suppliers and other third parties;

•	implement additional operational and financial controls, reporting and financial systems and procedures; and

•	successfully integrate employees of acquired companies.

Failure to do any of the above in an efficient and timely manner could seriously harm our business, financial condition and results of operations.

If we are unable to obtain additional capital to fund our existing and future operations, we may be required to reduce the scope of our planned product development and marketing and sales efforts, which would harm our business, financial condition and results of operations.

The development and marketing of new products and the expansion of our direct sales operation and associated support personnel requires a significant commitment of resources. We may continue to incur significant operating losses or expend significant amounts of capital if:

•	the market for our products develops more slowly than anticipated;

•	we fail to establish market share or generate revenue at anticipated levels;

•	our capital expenditure forecasts change or prove inaccurate; or

•	we fail to respond to unforeseen challenges or take advantage of unanticipated opportunities.

As a result, we may need to raise substantial additional capital. Additional capital, if required, may not be available on acceptable terms, or at all. If additional capital is raised through the issuance of debt securities, the terms of such debt could impose financial or other restrictions on our operations. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which would harm our business, financial condition and results of operations.

Your ability to influence key transactions, including changes of control, may be limited by significant insider ownership, provisions of our charter documents and provisions of Delaware law.

At December 31, 2003, our executive officers, directors and entities affiliated with them beneficially owned, in the aggregate, approximately 43% of our outstanding common stock. These stockholders, if acting together, will be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of our company even if such a transaction would be beneficial to our other stockholders. In addition, provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

Our stockholders will incur dilution as a result of the exercise of outstanding options and warrants and any future sale of equity or equity-linked debt securities.

The exercise of outstanding options and warrants and the future sale of any equity or equity-linked debt securities, including any additional securities issued in connection with acquisitions, will result in dilution to our then-existing stockholders. Any dilution resulting from the future sale of equity or equity-linked debt securities will be more substantial if the price paid for such securities is less than the price paid by our then-existing stockholders for our outstanding capital stock.

We do not plan to pay dividends in the foreseeable future.

We do not anticipate paying cash dividends to our stockholders in the foreseeable future. We expect to retain future earnings, if any, for the future operation and expansion of the business. In addition, our ability to pay dividends may be limited by any applicable restrictions under our debt and credit agreements. Accordingly, our stockholders must rely on sales of their capital stock after price appreciation, which may never occur, as the only way to realize a return on their investment.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash, Cash Equivalents and Investments

We consider all cash and highly liquid investments purchased with an original maturity of less than three months to be cash equivalents.

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2003 and 2002 (in thousands):

	December 31, 2003	December 31, 2002
Cash	$32,547	$10,411
Money market funds	—	126
Repurchase agreements	—	77

	$32,547	$10,614

Short-term investments	$65,709	$—

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments consist principally of demand deposit and money market accounts, commercial paper, and debt securities of domestic municipalities with credit ratings of AA or better. Cash and cash equivalents and short-term investments are principally held with various domestic financial institutions with high-credit standing. As of December 31, 2003, accounts receivable balances from two customers represented 31% and 11% of our accounts receivable, respectively.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We do not use derivative financial instruments in our investment portfolio. We do not hold financial instruments for trading or speculative purposes. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Our cash and cash equivalents and short-term investments are not subject to material interest rate risk due to their short maturities. Under our investment policy, short-term investments have a maximum maturity of one year from the date of acquisition, and the average maturity of the portfolio cannot exceed six months. Due to the relatively short maturity of the portfolio, a 10% increase in market interest rates at December 31, 2003 would decrease the fair value of the portfolio by less than $0.1 million.

Foreign Currency Risk

We transact business in various foreign countries. Substantially all of our assets are located in the United States. We have product development activities in Canada and sales operations throughout Europe, Asia, the Middle East and Latin America. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During 2003 and 2002, we did not hedge any of our local currency cash flows. While our financial results to date have not been materially affected by any changes in currency exchange rates, any devaluation of the U.S. dollar against these currencies may affect our future operating results.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Independent Auditors’ Report

The Board of Directors and Stockholders of

Zhone Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Zhone Technologies, Inc. and subsidiaries (“the Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zhone Technologies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the consolidated balance sheet as of December 31, 2002 and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the year ended December 31, 2002 have been restated.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

/s/ KPMG LLP

Mountain View, California

February 3, 2004

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

(In thousands, except par value)

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$32,547	$10,614
Short-term investments	65,709	—
Accounts receivable, net of allowances for sales returns and doubtful accounts of $3,505 and $7,969, respectively	10,693	14,997
Inventories	24,281	18,873
Prepaid expenses and other current assets	3,905	1,546

Total current assets	137,135	46,030
Property and equipment, net	22,585	23,512
Goodwill	100,337	70,828
Other acquisition-related intangible assets, net	12,877	15,978
Restricted cash	622	6,313
Other assets	1,013	1,302

Total assets	$274,569	$163,963

Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$19,998	$12,279
Line of credit	4,800	4,614
Current portion of long-term debt	1,351	4,781
Accrued and other liabilities	28,685	32,313

Total current liabilities	54,834	53,987
Long-term debt, less current portion	32,040	33,922
Other long-term liabilities	816	8,806

Total liabilities	87,690	96,715

Commitments and contingencies (Notes 11 and 12)
Series AA redeemable convertible preferred stock, $0.001 par value
Authorized, issued and outstanding 29,375 shares; redemption and liquidation value of $250,000 as of December 31, 2002	—	146,246
Series B redeemable convertible preferred stock, $2.0238 par value
Authorized 7,990 shares; issued, and outstanding 5,390 shares; redemption and liquidation value of $23,211 as of December 31, 2002	—	19,644

	—	165,890
Stockholders’ equity (deficit):
Common stock, $0.001 par value. Authorized 900,000 and 51,700 shares; issued and outstanding 76,629 and 7,278 shares as of December 31, 2003 and 2002, respectively	77	7
Additional paid-in capital	787,567	491,890
Notes receivable from stockholders	(550)	(550)
Deferred compensation	(4,444)	(11,340)
Other comprehensive income (loss)	(14)	(67)
Accumulated deficit	(595,757)	(578,582)

Total stockholders’ equity (deficit)	186,879	(98,642)

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$274,569	$163,963

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2003, 2002, and 2001

(In thousands, except per share data)

	2003	2002	2001
Net revenue	$83,138	$112,737	$110,724
Cost of revenue	51,166	69,231	104,285
Stock-based compensation	(85)	458	1,721

Gross profit	32,057	43,048	4,718

Operating expenses:
Research and product development (excluding non-cash stock based compensation expense of $652, $4,236 and $10,657, respectively)	22,495	29,802	63,869
Sales and marketing (excluding non-cash stock based compensation expense of $(241), $996, and $3,874, respectively)	15,859	19,676	35,472
General and administrative (excluding non-cash stock based compensation expense of $827, $5,144, and $2,567, respectively)	5,324	10,843	13,095
Purchased in-process research and development	—	59	11,983
Restructuring charges	—	4,531	5,115
Litigation settlement	1,600	—	—
Stock-based compensation	1,238	10,376	17,098
Amortization and impairment of intangible assets	7,942	15,995	88,834
Impairment of long-lived assets	—	50,759	—

Total operating expenses	54,458	142,041	235,466

Operating loss	(22,401)	(98,993)	(230,748)
Other income (expense), net	(2,552)	(9,434)	(12,627)

Loss before income taxes	(24,953)	(108,427)	(243,375)
Income tax (benefit) provision	(7,778)	140	145

Net loss	(17,175)	(108,567)	(243,520)
Accretion on preferred stock	(12,700)	(22,238)	(3,325)

Net loss applicable to holders of common stock	$(29,875)	$(130,805)	$(246,845)

Basic and diluted net loss per share applicable to holders of common stock	$(1.87)	$(25.87)	$(59.87)
Weighted average shares outstanding used to compute basic and diluted net loss per share applicable to holders of common stock	15,951	5,057	4,123

All per share and weighted average share amounts have been restated to retroactively to reflect the one-for-ten reverse split of common stock and the effect of the Tellium merger (See Note 1(b)).

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Years ended December 31, 2003, 2002 and 2001

(In thousands)

	Series A redeemable convertible preferred stock		Series AA redeemable convertible preferred stock		Series B redeemable convertible preferred stock		Common stock		Additional paid-in capital	Notes receivable from stockholders	Deferred stock compensation	Other comprehensive loss	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2000	58,750	$383,976	—	$—	—	$—	4,359	$4	$126,991	$(2,130)	$(65,998)	$(4)	$(226,496)	$(167,633)
Issuance of common stock and common stock options for acquisitions	—	—	—	—	—	—	404	1	63,477	—	(1,813)	—	—	61,665
Exercise of stock options for cash and notes	—	—	—	—	—	—	33	0	719	(173)	—	—	—	546
Repurchase of unvested common stock	—	—	—	—	—	—	(186)	(0)	(2,900)	400	—	—	—	(2,500)
Capital draw from convertible preferred stock, net of issuance costs of $700	—	34,300	—	—	—	—	—	—	—	—	—	—	—	—
Accretion on preferred stock	—	3,325	—	—	—	—	—	—	(3,325)	—	—	—	—	(3,325)
Deferred compensation related to stock option grants	—	—	—	—	—	—	—	—	13,818	—	(13,818)	—	—	—
Amortization of deferred compensation related to stock option grants	—	—	—	—	—	—	—	—	—	—	37,268	—	—	37,268
Reversal of unamortized deferred compensation	—	—	—	—	—	—	—	—	(16,499)	—	16,499	—	—	—
Reversal of stock-based compensation	—	—	—	—	—	—	—	—	(16,533)	—	—	—	—	(16,533)
Non-cash stock based compensation expense	—	—	—	—			—	—	(1,916)	—	—	—	—	(1,916)
Issuance of warrants for services	—	—	—	—	—	—	—	—	18	—	—	—	—	18
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(243,520)	(243,520)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(38)	—	(38)
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	—	—	—	—	(22)	—	(22)

Total comprehensive loss														(243,580)

Balances as of December 31, 2001	58,750	421,601	—	—	—	—	4,610	5	163,850	(1,903)	(27,862)	(64)	(470,016)	(335,990)
Issuance of preferred stock for acquisition	—	—	—	—	4,576	15,457	—	—	—	—	—	—	—	—
Exercise of stock options for cash and notes	—	—	—	—	—	—	2,814	2	778	(550)	—	—	—	230
Repurchase of unvested common stock	—	—	—	—	—	—	(146)	(0)	(5,485)	1,903	—	—	—	(3,582)
Issuance of convertible preferred stock	—	—	—	—	814	3,508			—	—	—	—	—
Capital draw from convertible preferred stock, net of issuance costs of $1,300		63,700	—	—	—	—	—	—	—	—	—	—	—	—
Accretion on preferred stock		1,812	—	19,746	—	679	—	—	(22,238)	—	—	—	—	(22,238)
Conversion of Series A to Series AA	(58,750)	(487,113)	29,375	126,500	—	—	—	—	360,613	—	—	—	—	360,613
Deferred compensation related to stock option grants	—	—	—	—	—	—	—	—	13,070	—	(13,070)	—	—	—
Amortization of deferred compensation related to stock option grants	—	—	—	—	—	—	—	—	—	—	21,585	—	—	21,585
Reversal of unamortized deferred compensation	—	—	—	—	—	—	—	—	(8,007)	—	8,007	—	—	—
Reversal of stock-based compensation	—	—	—	—	—	—	—	—	(14,417)	—	—	—	—	(14,417)
Non-cash stock based compensation expense	—	—	—	—	—	—	—	—	3,510	—	—	—	—	3,510
Issuance of warrants for services	—	—	—	—	—	—	—	—	216	—	—	—	—	216
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(108,566)	(108,566)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)

Total comprehensive loss														(108,569)

	Series A redeemable convertible preferred stock		Series AA redeemable convertible preferred stock		Series B redeemable convertible preferred stock		Common stock		Additional paid-in capital	Notes receivable from stockholders	Deferred stock compensation	Other comprehensive loss	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2002	—	—	29,375	146,246	5,390	19,644	7,278	7	491,890	(550)	(11,340)	(67)	(578,582)	(98,642)
Issuance of preferred stock for acquisition	—	—	—	—	4,230	10,125	—	—	—	—	—	—	—	—
Exercise of stock options for cash	—	—	—	—	—	—	797	1	1,293	—	—	—	—	1,294
Repurchase of unvested common stock	—	—	—	—	—	—	(5)	(0)	(5)		—	—	—	(5)
Accretion on preferred stock	—	—	—	11,738	—	962	—	—	(12,700)	—	—	—	—	(12,700)
Deferred compensation related to stock options grants	—	—	—	—	—	—	—	—	898	—	(898)	—	—	—
Amortization of deferred compensation related to stock option grants	—	—	—	—	—	—	—	—	—	—	6,533	—	—	6,533
Reversal of unamortized deferred compensation	—	—	—	—	—	—	—	—	(4,446)	—	4,446	—	—	—
Reversal of stock-based compensation	—	—	—	—	—	—	—	—	(5,527)	—	—	—	—	(5,527)
Non-cash stock based compensation expense	—	—	—	—	—	—	—	—	142	—	—	—	—	142
Reclassification of Series AA and Series B preferred stock to equity and conversion to common stock	—	—	(29,375)	(157,984)	(9,620)	(30,731)	38,995	39	188,676	—	—	—	—	188,715
Issuance of warrants for services	—	—	—	—	—	—	—	—	44	—	—	—	—	44
Issuance of common stock and stock options for acquisition	—	—	—	—	—	—	29,564	30	127,302		(3,185)	—	—	124,147
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(17,175)	(17,175)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	6	—	6
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	—	—	47	—	47

Total comprehensive loss														(17,122)

Balances as of December 31, 2003	—	$—	—	$—	—	$—	76,629	$77	$787,567	$(550)	$(4,444)	$(14)	$(595,757)	$186,879

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net loss	$(17,175)	$(108,567)	$(243,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,341	23,469	57,837
Stock-based compensation	1,153	10,834	18,819
Impairment of long-lived assets	—	50,759	—
Impairment of intangible assets	—	691	41,827
Non-cash portion of restructuring charges	—	3,262	2,069
Purchased in-process research and development	—	59	11,983
Impairment of cost basis investments	—	—	1,481
Loss on disposal of equipment	—	—	1,611
Loss on sale of marketable securities	—	—	1,634
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	7,622	4,111	(9,507)
Inventories	(3,032)	17,661	34,498
Prepaid expenses and other current assets	81	1,354	1,798
Other assets	631	948	8
Accounts payable	4,813	324	(10,293)
Accrued liabilities and other	(48,572)	(24,433)	(4,245)

Net cash used in operating activities	(45,138)	(19,528)	(94,000)

Cash flows from investing activities:
Net cash acquired in acquisitions	140,649	21,926	3,423
Proceeds from sale of property and equipment	—	94	—
Purchase of property and equipment	(444)	(2,493)	(63,738)
Purchase of short-term and other investments	(75,983)	(11)	(41,948)
Proceeds from sales and maturities of short-term investments	10,321	1,991	52,776
Change in restricted cash	(5,691)	—	39,543

Net cash provided by (used in) investing activities	80,234	21,507	(9,944)

Cash flows from financing activities:
Net borrowings (repayments) under credit facilities	186	(12,859)	17,473
Proceeds from issuance of debt, net of issuance costs	—	—	37,418
Net proceeds from issuance of Series A redeemable convertible preferred stock	—	63,700	34,300
Net proceeds from issuance of Series B redeemable convertible preferred stock	—	3,508	—
Proceeds from issuance of common stock and warrants, net of repurchases	1,289	(3,975)	(1,953)
Repayment of debt	(14,644)	(64,576)	(17,627)
Net borrowings under loans from officers/employees	—	683	—

Net cash (used in) provided by financing activities	(13,169)	(13,519)	69,611

Effect of exchange rate changes on cash	6	—	(38)

Net increase (decrease) in cash and cash equivalents	21,933	(11,540)	(34,371)
Cash and cash equivalents at beginning of year	10,614	22,154	56,525

Cash and cash equivalents at end of year	$32,547	$10,614	$22,154

Supplemental disclosures of cash flow information:
Cash paid during period for:
Taxes	$351	$41	$126
Interest	3,757	7,842	7,091
Noncash investing and financing activities:
Deferred compensation (reversal) related to stock option grants	$(4,629)	$(9,354)	$(19,823)
Common stock and options issued for acquisition	127,332	—	65,367
Series B redeemable convertible preferred stock issued for acquisition	10,125	15,457	—
Conversion of Series AA and Series B preferred stock to common stock	188,715	—	—
Conversion of Series A to Series AA redeemable convertible preferred stock	—	360,613	—

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Summary of Significant Accounting Policies

(a) Description of Business

Zhone Technologies, Inc. (the “Company”) is a network equipment vendor. The Company has developed an integrated hardware and software architecture designed to simplify the way network service providers deliver communication services to their subscribers. The Company’s products are protocol and media agnostic, supporting voice, video, data, and entertainment services that will enable its customers to use their existing networks. The Company was incorporated under the laws of the state of Delaware in June 1999. The Company began operations in September 1999 and is headquartered in Oakland, California.

The Company has completed nine acquisitions through December 31, 2003, which were comprised as follows: Tellium, Inc. (November 2003), NEC eLuminant Technologies, Inc. (February 2003), Vpacket Technologies, Inc. (July 2002), Nortel Networks AccessNode and Universal Edge 9000 (August 2001), Xybridge Technologies (February 2001), Roundview, Inc. and OptaPhone Systems, Inc. (February 2000), Premisys Communications, Inc. (December 1999) and CAG Technologies, Inc. (November 1999). See Note 2 for detailed information regarding acquisitions.

(b) Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

In July 2002, in conjunction with the Company’s Equity Restructuring (Note 6), the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of one-for-ten (the “Reverse Split”), causing each outstanding share of common stock to convert automatically into one-tenth of a share of common stock. In November 2003, the Company consummated its merger with Tellium, Inc. (“Tellium”). As a result of the merger, the Company received 0.47 shares of Tellium common stock for each outstanding share of Zhone common stock, following the conversion of all outstanding shares of Zhone preferred stock into Zhone common stock. Immediately following the exchange, the combined company was renamed Zhone.

For accounting purposes, the merger with Tellium was treated as a reverse merger, in which Zhone was treated as the acquirer based on factors including the relative voting rights, board control, and senior management composition. The financial statements of the combined company after the merger reflect the financial results of Zhone on a historical basis after giving effect to the merger exchange ratio to historical share-related data. The results of operations for Tellium were included in Zhone’s results of operations from the effective date of the merger.

Stockholders’ equity (deficit) has been restated to give retroactive recognition to the Reverse Split and the effect of the Tellium merger for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to paid-in capital. All references to preferred share, common share and per common share amounts for all periods presented have been retroactively restated to reflect the Reverse Split and the effect of the Tellium merger.

(c) Restatement

In response to an inquiry from the Securities and Exchange Commission, or SEC, the Company restated its consolidated financial statements and related disclosures for the year ended December 31, 2002. The restatement reflected increased non-cash stock-based compensation expense resulting from a change in the estimated fair value of the Company’s common stock from $0.21 per share to $3.19 per share. Initially, the Company determined the estimated fair value of the common stock of $0.21 per share based on a substantial discount from the preferred share value due to mandatory redemption rights, liquidation preferences and control features of the preferred shares. The Company subsequently determined that the fair value of the common stock in July 2002 should have been $3.19 based on a reassessment of the valuation method and assumptions used to determine both the common stock and preferred stock fair value. The Company also adjusted its Series AA redeemable preferred stock to reflect a decrease in the estimated fair value from $170.7 million to $126.5 million, or $5.81 per share to $4.31 per share as of July 1, 2002. These adjustments were made in order to reflect the corresponding decrease in the estimated fair value of the preferred stock as a result of the higher estimated fair value of common stock.

The following table summarizes the impact of the restatement on the Company’s consolidated financial statements for the year ended December 31, 2002 (in thousands, except per share data):

Consolidated Statements of Operations Data:	As Restated	As previously reported
Stock-based compensation included in cost of revenue	$458	$262
Stock-based compensation included in operating expenses	10,376	1,699
Total operating expenses	142,041	133,364
Operating loss	(98,993)	(90,120)
Loss before income taxes	(108,427)	(99,554)
Net loss	(108,567)	(99,694)
Net loss applicable to holders of common stock	(130,805)	(111,412)

Consolidated Balance Sheet Data:
Series AA redeemable convertible preferred stock	146,246	180,592
Series B redeemable convertible preferred stock	19,644	18,965
Additional paid-in-capital	491,882	445,753
Deferred stock compensation	(11,340)	(7,750)
Accumulated deficit	(578,582)	(569,710)
Total stockholders’ deficit	(98,642)	(132,309)

(d) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

(e) Revenue Recognition

The Company recognizes revenue when the earnings process is complete. The Company recognizes product revenue upon shipment of product under contractual terms which transfer title upon shipment, under normal credit terms, or under sales-type leases, net of estimated sales returns and allowances at the time of shipment. Revenue is deferred if there are significant post-delivery obligations, if collection is not considered reasonably assured at the time of sale, or if the fee is not fixed or determinable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. The Company’s arrangements generally do not have any significant post delivery obligations. The Company offers products and services such as support, education and training, hardware upgrades and extended warranty coverage. For multiple element revenue arrangements, the Company intends to establish the fair value of these products and services based primarily on sales prices when the products and services are sold separately. When collectibility is not reasonably assured, revenue is recognized when cash is collected. Revenue from education services and support services is recognized over the contract term or as the service is performed. The Company makes certain sales to product distributors. These customers are given certain privileges to return a portion of inventory. The Company recognizes revenue on sales to distributors that have contractual return rights when the products have been sold by the distributors. Revenue from sale of software products is recognized provided that a purchase order has been received, the software has been shipped, collection of the resulting receivable is reasonably assured, and the fee is fixed or determinable. To date, revenue from software transactions and sales-type leases has not been significant. The Company accrues for warranty costs, sales returns, and other allowances at the time of shipment based on historical experience and expected future costs.

(f) Allowances for Sales Returns and Doubtful Accounts

The Company records an allowance for sales returns for estimated future product returns related to current period product revenue. The Company bases its allowance on periodic assessments of historical trends in product return rates and current approved returned products. If the actual future returns were to deviate from the historical data on which the reserve had been established, the Company’s revenue could be adversely affected.

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. The Company bases its allowance on periodic assessments of its customers’ liquidity and financial condition through analysis of information obtained from credit rating agencies, financial statement review, and historical collection trends. Additional allowances may be required if the liquidity or financial condition of its customers were to deteriorate.

Activity under the Company’s account receivable allowance accounts was comprised as follows:

	Year ended December 31,
	2003	2002	2001
Balance at beginning of period	$7,969	$10,460	$12,471
Charged to costs and expenses	1,355	8,966	7,015
Deductions	(5,819)	(11,457)	(9,026)

Balance at end of period	$3,505	$7,969	$10,460

(g) Inventories

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. In assessing the net realizable value of inventories, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. Once inventory has been written down to its estimated net realizable value, its carrying value cannot be increased due to subsequent changes in demand forecasts. To the extent that a severe decline in forecasted demand occurs, or the Company experiences a higher incidence of inventory obsolescence due to rapidly changing technology and customer requirements, the Company may incur significant charges for excess inventory.

(h) Goodwill and Other Acquisition-Related Intangible Assets

Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that companies no longer amortize goodwill, but instead test for impairment at least annually using a two-step approach. The Company adopted SFAS No. 142 in the first quarter of fiscal 2002 and no longer amortizes goodwill. The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally five years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. Other acquisition-related intangible assets are amortized on a straight-line basis ranging from three to five years. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

(i) Restructuring Charges

During 2002 and 2001, the Company recorded charges of $4.5 million and $5.1 million, respectively, in connection with its restructuring programs in accordance with relevant guidance as summarized in SEC Staff Accounting Bulletin (“SAB”) No. 100. The related reserves reflected many estimates, including those pertaining to severance and related charges, facilities and lease cancellations and equipment write-offs. The Company assessed the reserve requirements to complete each individual plan under its restructuring programs at the end of each reporting period and recorded any adjustments as appropriate. Future restructuring charges, if any, will be recorded under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” or SFAS No. 112, “Employers Accounting for Post Employment Benefits.” As of December 31, 2003 and 2002, there were no liabilities associated with the Company’s restructuring programs.

(j) Cash and Cash Equivalents

The Company considers all cash and highly liquid investments purchased with an original maturity of less than three months to be cash equivalents.

(k) Short-Term Investments

Short-term investments include securities with original maturities greater than three months and less than one year. Short-term investments consisting principally of debt securities of domestic municipalities and corporations have been classified as available-for-sale. Under this classification, the investments are reported at fair value, with unrealized gains and losses excluded from results of operations and reported, net of tax, as a component of other comprehensive loss in stockholders’ equity (deficit). Realized gains and losses and declines in value judged to be other than temporary are included in results of operations. Gains and losses from the sale of securities are based on the specific-identification method.

(l) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of December 31, 2003 and 2002 due to the relatively short maturities of these instruments. The carrying value of the Company’s debt obligations at December 31, 2003 approximate fair value due to their relatively short maturities, and the Company’s liquidity situation which would make default under these obligations unlikely.

At December 31, 2002, the Company obtained an independent valuation of the fair value of its debt, since the Company had recorded an impairment charge in the fourth quarter of 2002 which included a significant writedown of the buildings which collateralized the debt. Based on the results of this valuation, the estimated fair value of the Company’s debt, including the current portion, at December 31, 2002 was $37.1 million, as compared to its carrying value of $38.7 million.

(m) Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts, commercial paper, and debt securities of domestic municipalities with credit ratings of AA or better. Cash and cash equivalents are principally held with various domestic financial institutions with high-credit standing. The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers, and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the year ended December 31, 2003, sales to Motorola and Qwest represented 17% and 11% of net revenue, respectively. For the year ended December 31, 2002, sales to Motorola represented 12% of net revenue. For the year ended December 31, 2001, sales to Motorola and Qwest represented 30% and 11% of net revenue, respectively. At December 31, 2003, the Company had accounts receivable balances from two customers representing 31% and 11% of accounts receivable, respectively. At December 31, 2002, the Company had accounts receivable balances from two customers representing 18% and 16% of accounts receivable, respectively.

The Company’s products are concentrated in the telecommunications equipment market, which is highly competitive and subject to rapid change. Significant technological changes in the industry could adversely affect operating results. The Company’s inventories include components that may be specialized in nature, and subject to rapid technological obsolescence. The Company actively manages inventory levels, and the Company considers technological obsolescence and potential changes in product demand based on macroeconomic conditions when estimating required allowances to reduce recorded inventory amounts to market value. Such estimates could change in the future.

The Company’s growth and ability to meet customer demands are also dependent on its ability to obtain timely deliveries of components from suppliers and contract manufacturers. The Company depends on contract manufacturers and sole or limited source suppliers for several key components. If the Company were unable to obtain these components on a timely basis, the Company would be unable to meet its customers’ product delivery requirements which could adversely impact operating results.

The Company’s existing contract with Solectron, under which certain product lines are manufactured, expires in March 2004. If the Company is unsuccessful in renegotiating this agreement, then it may be required to manufacture the products produced under this agreement internally or find another outside contract manufacturer. If the Company is unable to successfully transition manufacturing operations in-house or qualify another contract manufacturer capable of satisfying its product specifications and quantity requirements, the Company may experience product shortages and, as a result, be unable to fulfill customer orders accurately and timely which could negatively affect its customer relationships and operating results. Further, new third-party manufacturers may encounter difficulties in the manufacture of the Company’s products resulting in product delivery delays.

(n) Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives. Useful life for buildings is 30 years. Useful lives for lab and manufacturing equipment range from 10 to 30 years. Useful lives of all other property and equipment range from 3 to 5 years. Leasehold improvements are amortized over the shorter of 2 years or the remaining lease term. During the year ended December 31, 2002, the Company revised its useful lives for certain equipment as discussed in Note 4.

(o) Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the year ended December 31, 2002, the Company recorded an impairment loss on long-lived assets of $50.8 million. Any assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and other acquisition-related intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value

Prior to the adoption of SFAS No. 144, the Company evaluated long-lived assets for impairment in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

(p) Research and Development Expenditures

Costs related to research, design, and development of products are charged to research and product development as incurred. Costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized. The Company’s current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

(q) Advertising Expense

The Company expenses advertising costs at such time as advertisements are published or broadcast. Such amounts were not material for all periods presented.

(r) Accounting for Stock-Based Compensation

The Company has elected to account for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Under this method, compensation expense is recorded on the date of grant only if the current fair value exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended.

For the years ended December 31, 2003, 2002, and 2001, the fair value of the Company’s stock-based awards to employees was estimated using the following weighted average assumptions: expected life of option of 4.6, 4.0 and 4.0 years, respectively; risk-free interest rate of 3.5%, 4.0%, and 5.1%, respectively; expected volatility of 78%, 0% and 0%; and expected dividend yield of zero. Prior to entering into the merger agreement with Tellium, Inc. in July 2003, the Company used the minimum value option pricing model for privately-held companies which does not consider the impact of stock price volatility. For fourth quarter 2003 grants the following assumptions were used: expected life of option of 5.0 years, risk-free interest rate of 3.0%, expected volatility of 95%, and expected dividend yield of zero.

The following table illustrates the effect on net loss and net loss per share if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands):

	Year ended December 31,
	2003	2002	2001
Net loss applicable to holders of common stock, as reported	$(29,875)	$(130,805)	$(246,845)

Add: Stock-based compensation expense included in reported net loss	1,153	10,834	18,819
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(3,081)	(9,789)	(20,538)

Pro forma net loss	$(31,803)	$(129,760)	(248,564)

Loss per share applicable to holders of common stock:
As reported – basic and diluted	$(1.87)	$(25.87)	$(59.87)

Pro forma – basic and diluted	$(1.99)	$(25.66)	$(60.28)

(s) Income Taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2003 and 2002 due to the significant uncertainty regarding whether the deferred tax assets will be realized.

(t) Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss applicable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common equivalent shares are excluded if their effect is antidilutive. Potential common equivalent shares are composed of common stock subject to repurchase rights and incremental shares of common equivalent shares issuable upon the exercise of stock options and warrants and upon conversion of redeemable convertible preferred stock.

(u) Other Comprehensive Income (Loss)

Other comprehensive income (loss) is recorded directly to stockholders’ equity (deficit) and includes unrealized gains and losses which have been excluded from the consolidated statements of operations. These unrealized gains and losses consist of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

(v) Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus regarding Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate elements of accounting but also how the arrangement’s consideration should be allocated among separate units. The applicable provisions of EITF 00-21 were applied to the Company’s revenue transactions beginning in the quarter ended September 30, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”). FIN 46R requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46R are effective immediately for all new arrangements entered into after December 31, 2003. The Company does not have any financial interests in variable interest entities created prior to December 31, 2003, for which the provisions of FIN 46R would become effective on January 1, 2004. Accordingly, the provisions of FIN 46R will become effective for the Company in the first quarter of 2004. The adoption of FIN 46R is not expected to have a material impact on the Company’s consolidated financial statements.

(w) Reclassifications

Upon the adoption of FAS 142 in the first quarter of 2002, the unamortized balance of the acquired workforce that was previously classified as other acquisition related intangible assets, net was reclassified to goodwill.

(2) Business Combinations

During the three years ended December 31, 2003, the Company made a number of purchase acquisitions. The consolidated financial statements include the operating results of each business from the date of acquisition. The Company records the estimated acquisition related liabilities at the date of acquisition. For material acquisitions, the Company obtains third-party valuation reports to assist in the valuation of the acquired intangible assets. For each acquisition, amounts were allocated to purchased in-process research and development and intangible assets as described below.

Purchased In-Process Research and Development

The Company recorded charges for purchased in-process research and development of $0, $0.1 million and $11.9 million during the years ended December 31, 2003, 2002 and 2001, respectively. The amounts allocated to purchased in-process research and development were determined through established valuation techniques used in the high-technology telecommunications industry and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The values assigned to purchased in-process research and development were determined by identifying the ongoing research projects for which technological feasibility had not been achieved and assessing the state of completion of the research and development effort. The most significant and uncertain assumptions that affected the valuations were market events and risks outside of the Company’s control such as trends in technology, government regulations, market size and growth, and future product introduction by competitors.

The state of completion was determined by estimating the costs and time incurred to date relative to those costs and time to be incurred to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows only from the percentage of research and development efforts complete at the date of acquisition, and discounting the net cash flows back to their present value. The risk adjusted discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology projects. Historical margins and expense levels were estimated to improve over time, assuming that the technology was successfully developed and the Company’s ability to generate economies of scale and operating leverage as revenue continued to grow.

Purchased Technology

The Company recorded purchased technology related to acquisitions of $2.2 million, $0 and $21.9 million during the years ended December 31, 2003, 2002 and 2001, respectively. To determine the values of purchased technology, the expected future cash flows of the existing developed technologies were discounted taking into account the characteristics and applications of the product, the size of existing markets, growth rates of existing and future markets, as well as an evaluation of past and anticipated product lifecycles.

Acquired Workforce

For business combinations consummated prior to the first quarter of the year ended December 31, 2002, the values of the acquired workforce were determined by identifying employees who would require significant cost to replace and train. Then each employee’s partially burdened cost (salary, benefits, or facilities), the cost to train the employee, and the recruiting costs (locating, interviewing, and hiring) was estimated.

Amounts allocated to purchased technology, acquired workforce, goodwill, and other intangible assets for the business acquisitions were amortized on a straight-line basis over periods of three to five years which represented their estimated useful economic life. The Company adopted SFAS 142 in the first quarter of 2002 and discontinued amortization of acquired workforce and goodwill, reclassifying the unamortized portion of the acquired workforce to goodwill.

(a) Tellium, Inc.

In November 2003, the Company completed the acquisition of Tellium, Inc. (“Tellium”) in exchange for total consideration of approximately $173.3 million, consisting of common stock valued at $119.4 million, options and warrants to purchase common stock valued at $7.9 million, assumed liabilities of $42.8 million, and acquisition costs of $3.2 million. The transaction was treated as a reverse merger for accounting purposes, in which the Company was treated as the acquirer based on factors including the relative voting rights, board control, and senior management composition.

The purchase consideration was allocated to the fair values of the assets and liabilities acquired as follows (in thousands):

Net tangible assets acquired	$144,441
Goodwill	25,703
Deferred compensation	3,185

$173,329

The Company entered into the agreement with Tellium primarily to improve its liquidity through the assumption of cash and to gain access to the capital markets through the assumption of Tellium’s reporting entity as an SEC registrant. The net tangible assets acquired in this transaction consisted principally of cash.

Accrued liabilities related to this acquisition totaled $42.8 million, the most significant components of which included management and employee severance related accruals of $22.8 million, an assumed line of credit of $8.0 million, and facilities related exit costs of $2.4 million. Subsequent to the date of the acquisition, the Company repaid the line of credit and made payments of $16.0 million to settle the tax liabilities associated with the forgiveness of the pre-existing loans made to the senior management of Tellium, as had been contemplated in the merger negotiations between the Company and Tellium. Following the consummation of the acquisition, the Company discontinued the development efforts related to the technology acquired from Tellium. As a result, the Company terminated substantially all of the former Tellium employees and announced its intention to exit the Tellium headquarters facility. As of December 31, 2003, accrued liabilities related to this acquisition were $7.5 million, consisting primarily of severance and facility exit costs in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. A rollforward of the EITF 95-3 related activity was comprised as follows (in thousands):

	Severance	Facility Exit Costs	Total
Liability recorded at acquisition date	$22,816	$2,372	$25,188
Cash payments	(19,574)	—	(19,574)

Balance at December 31, 2003	$3,242	$2,372	$5,614

The remaining costs accrued under EITF 95-3 are expected to be paid within the next twelve months.

(b) NEC eLuminant Technologies

In February 2003, the Company acquired NEC eLuminant Technologies, Inc. (“eLuminant”), a subsidiary of NEC USA, Inc., in exchange for total consideration of approximately $13.6 million consisting of $10.1 million in stock, $3.2 million in assumed liabilities and $0.3 million in acquisition costs. The Company issued approximately 4.2 million shares of Series B redeemable convertible preferred stock. The value of the preferred stock issued was determined based on the results of a third party appraisal. The purchase consideration was allocated to the fair values of the assets acquired as follows (in thousands):

Receivables and inventory	$4,652
Intangible assets	4,840
Goodwill	4,083

$13,575

Details of the acquisition-related intangible assets are as follows:

	December 31, 2003
	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life
		(in thousands)		(in years)
Developed technology	$2,176	$(604)	$1,572	3.0
Customer list	1,678	(466)	1,212	3.0
Patents/tradenames	986	(274)	712	3.0

	$4,840	$(1,344)	$3,496

eLuminant developed a family of multiplexers and digital loop carrier products. The primary reasons for the acquisition of eLuminant were to gain access to its product portfolio, strengthen the Company’s customer base and increase the Company’s workforce with experienced personnel. As of December 31, 2003, accrued liabilities related to this acquisition were less than $0.1 million.

(c) Vpacket Communications, Inc.

In July 2002, the Company acquired Vpacket Communications, Inc. (“Vpacket”), in exchange for total consideration of $19.2 million consisting of $15.5 million in stock and $3.7 million in assumed liabilities. The Company issued approximately 4.6 million shares of Series B redeemable convertible preferred stock. The purchase consideration was allocated based on fair values as follows (in thousands):

Cash acquired	$21,926
Other net liabilities assumed	(2,752)

$19,174

Vpacket developed and marketed a voice/data router and a network management system that allowed service providers to deliver converged voice and data services while leveraging their existing data network infrastructure. The Vpacket product is complementary to the Zhone portfolio of products. The IP-based router is a strategic fit with the Company’s product line. Vpacket had encountered significant difficulty in marketing the voice/data router and had sold limited quantities. In accordance with EITF 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets of a Business, the transaction was accounted for as an asset purchase rather than a business combination as the Company will not support the acquired or developed technology in the future. Since the technology is expected to be discontinued and generate minimal cash flows, no value was ascribed. Two of the Company’s directors were members of the board of directors of Vpacket. Two of the Company’s directors were also affiliated with groups which were stockholders of Vpacket. See Note 10.

Accrued liabilities related to this acquisition totaled $3.7 million. These included compensation-related liabilities of $0.6 million, facility costs of $2.6 million and direct transaction costs of $0.5 million. As of December 31, 2003 and 2002, accrued liabilities related to this acquisition were $1.0 million and $2.1 million, respectively, primarily related to facility costs.

(d) Access Node

In August 2001, the Company acquired certain assets relating to the Access Node product line from Nortel Networks in exchange for total consideration of approximately $37.7 million consisting of $31.1 million payable to Nortel and $6.6 million in assumed liabilities. As of December 31, 2003 and 2002, the Company had repaid the $31.1 million amount due to Nortel. The purchase consideration was allocated based on the fair values of the assets acquired as follows (in thousands):

Purchased in-process research and development	$511
Net tangible assets acquired	19,642
Purchased technology	10,412
Customer list	5,928
Trade name	1,259

$37,752

The Company entered into this purchase agreement with Nortel Networks primarily to gain access to Nortel’s carrier accounts and exploit opportunities associated with Nortel’s Access Node technologies and trade names. As part of this agreement, the Company acquired the exclusive right to use the existing products and related trade names associated with the Access Node product line in the carrier markets. The net tangible assets acquired in this transaction consisted principally of inventory.

To determine the values of purchased in-process research and development and purchased technology and other intangibles, the expected future cash flows of the developed technologies were discounted using a discount rate of 25% and 20%, respectively.

Accrued liabilities related to this acquisition totaled $3.4 million. These included compensation-related liabilities of $1.1 million, facility costs of $1.9 million, and direct transaction costs of $0.4 million. As of December 31, 2003 and 2002, there were no accrued liabilities related to this acquisition.

(e) Xybridge Technologies, Inc.

In February 2001, the Company acquired Xybridge Technologies, Inc. (“Xybridge”), in exchange for total consideration of $72.7 million consisting of $65.3 million in stock and assumed options and $7.4 million in assumed liabilities. The Company issued approximately 0.4 million shares of common stock and assumed the equivalent of approximately 0.04 million options to purchase common shares of the Company. The fair value of the assumed stock options using the Black-Scholes valuation model was $5.2 million. The purchase consideration was allocated based on fair values as follows (in thousands):

Purchased in-process research and development charged directly to operations	$11,557
Cash acquired	11,121
Other net liabilities assumed	(2,621)
Purchased technology	11,533
Acquired workforce	2,334
Goodwill and other	38,795

$72,719

Xybridge was an early stage entity that was developing multi-service software-based switching solutions for wireline and wireless network infrastructures. As of the acquisition date, Xybridge had several products in development. These products were estimated to be 58.9%, 66.7%, and 33.3% complete as of the date of acquisition. The risk adjusted discount rate used to value in-process research and development and core technology was 25% and 20%, respectively. Material net cash inflows from these projects were expected to commence in 2002 with revenue peaking in 2003 before declining in 2004 as future products replaced existing products.

Accrued liabilities related to this acquisition totaled $7.4 million. These included compensation-related liabilities of $3.1 million, facility costs of $3.4 million and direct transaction costs of $0.9 million. As of December 31, 2003 and 2002, accrued liabilities related to this acquisition were $0.3 million and $0.4 million, respectively, related to facility costs.

(f) Pro forma Combined Results of Operations

The following table reflects the unaudited pro forma combined results of operations of the Company on the basis that the acquisitions of Tellium and eLuminant had taken place at the beginning of each year presented (in thousands, except per share amounts):

	2003	2002
Net revenue	$111,569	$134,125
Net loss	(106,446)	(532,180)
Net loss per share—basic and diluted	(1.41)	(7.62)
Number of shares used in computation—basic and diluted	75,618	69,820

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the beginning of each year presented, nor are they necessarily indicative of future operating results. The information above includes the historical revenue and expenses relating to Tellium; however, the Company does not expect to generate any revenue from sales of the former Tellium products and expects the ongoing operating expenses relating to Tellium to be relatively insignificant.

(3) Long-lived Assets, Goodwill and Other Acquisition-Related Intangible Assets

As of January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized, but should be tested for impairment at least annually. The Company completed its transitional and first annual goodwill impairment test as of January 2002 and November 2002, respectively. As the Company has determined that it operates in a single segment with one operating unit, the fair value of its reporting unit was performed at the Company level using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. As of November 2003, the Company performed the annual goodwill impairment test using the market approach, reflecting the fact that the Company’s stock was publicly traded following the consummation of the Tellium merger.

At December 31, 2003 and 2002, the Company had goodwill with a carrying value of $100.3 million and $70.8 million, respectively. No goodwill impairment charges have been recorded since the initial adoption of SFAS No. 142.

Changes in the carrying amount of goodwill since the adoption of SFAS No. 142 were follows (in thousands):

	Year ended December 31,
	2003	2002
Beginning balance	$70,828	$70,952
Goodwill acquired	29,786	—
Adjustments	(277)	(124)

Ending balance	$100,337	$70,828

For the year ended December 31, 2001, a reconciliation of the previously reported net loss and loss per share, to the amounts adjusted for the exclusion of goodwill and workforce amortization is as follows (in thousands, except per share amounts):

Year Ended December 31, 2001
Reported net loss:
Net loss	$(246,845)
Add Back:
Goodwill amortization	29,434
Workforce amortization	2,059

Adjusted net loss	$(215,352)

Loss per share applicable to holders of common stock:
Reported net loss per share	$(59.87)

Add Back:
Goodwill amortization	7.15
Workforce amortization	0.49

Adjusted net loss per share	$(52.23)

In accordance with SFAS No. 144, the Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

The Company estimated the fair value of its long-lived assets based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, the Company was required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates.

During the fourth quarter ended December 31, 2002, the Company identified impairment indicators, which included a significant reduction in forecasted revenues and excess equipment and building capacity caused by the restructuring during the year. The commercial real estate market in the San Francisco Bay Area also has been negatively impacted by the downturn in the economy. Accordingly, the Company performed, with the assistance of independent valuation experts, an impairment review of its other intangible assets and long-lived assets.

The results of the impairment review resulted in an impairment charge of $50.8 million, which consisted of the following components: land, buildings and construction in process—$40.5 million, other property and equipment—$9.8 million, and other assets—$0.5 million. The impairment charge resulted in the elimination of historical accumulated depreciation and amortization for the long-lived assets that were written down. The remaining balances are being depreciated and amortized over their remaining useful lives as determined by the Company subsequent to the write-down.

In 2002 and 2001, in light of negative industry and economic conditions, the Company decided to discontinue the development and use of certain assets, products, and technologies obtained from the acquisitions of Xybridge, CAG Technologies and Optaphone Networks. The impaired amounts have been charged to amortization and impairment of intangible assets in the accompanying consolidated statement of operations. The Company performed an assessment of the carrying value of the goodwill and purchased intangibles recorded in connection with these acquisitions.

(a) Xybridge Technologies

Since the acquisition of Xybridge in February 2001, there has been an adverse change in the business climate. The Company believes that customer implementation of certain next generation systems such as those acquired from Xybridge is not foreseeable at this time. No derivative element from this technology is in the Company’s current product stream and there are no future cash flows projected to be generated from this technology. The Company recorded a $38.0 million noncash impairment charge in the fourth quarter of 2001 for the write-off of all goodwill and purchased intangibles related to Xybridge.

(b) CAG Technologies

The hardware design previously acquired from CAG Technologies, Inc. (CAG) was replaced by more efficient outside services and acquired CAG engineering tool technology was replaced by a standardized model used across the Company. As a result, the Company recorded a noncash impairment charge in the third quarter of 2001 of $3.7 million because the estimated undiscounted future cash flows of these assets was less than the carrying value of the goodwill and purchased intangibles related to CAG.

(c) Optaphone Networks

In the second quarter of 2002, the Company discontinued its wireless product line which included the analog wireless design previously acquired from Optaphone Networks. As a result, the Company recorded a noncash impairment charge of $0.7 million because the estimated undiscounted future cash flows of these assets was less than the carrying value of the purchased intangibles related to Optaphone Networks.

Details of the Company’s acquisition-related intangible assets are as follows (in thousands):

	December 31, 2003
	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life
Developed technology	$35,596	$(29,907)	$5,689	3.7
Core technology	12,104	(9,683)	2,421	5.0
Others	11,008	(6,241)	4,767	3.6

Total	$58,708	$(45,831)	$12,877

	December 31, 2002
	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life
Developed technology	$33,420	$(26,832)	$6,588	4.0
Core technology	12,104	(7,263)	4,841	5.0
Others	8,345	(3,796)	4,549	4.0

Total	$53,869	$(37,891)	$15,978

Amortization expense of other acquisition-related intangible assets was $7.9 million, $15.3 million and $15.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Projected amortization expense for the fiscal years ending December 31, is as follows (in thousands):

2004	$8,200
2005	$4,400
2006	$270

Total	$12,870

4) Balance Sheet Detail

Balance sheet detail as of December 31, 2003 and 2002 is as follows (in thousands):

	2003	2002
Inventories:
Raw materials	$19,681	$13,727
Work in process	3,088	4,446
Finished goods	1,512	700

	$24,281	$18,873

Property and equipment:
Land	$6,321	$6,321
Buildings	13,920	7,635
Construction in process	—	6,285
Machinery and equipment	3,303	2,938
Computers and acquired software	1,174	966
Furniture and fixtures	402	391
Leasehold improvements	299	238

	25,419	24,774
Less accumulated depreciation and amortization	2,834	1,262

	$22,585	$23,512

Depreciation and amortization expense associated with property and equipment amounted to $1.4 million, $8.2 million and $10.8 million for the years ended December 31, 2003, 2002, and 2001, respectively.

During the year ended December 31, 2002, the Company revised the estimated useful lives of laboratory and manufacturing equipment from lives that ranged from 3 to 10 years to lives that range from 10 to 30 years. These fixed assets continue to be depreciated on a straight-line basis. The effect of this change resulted in a decrease to the net loss for the year ended December 31, 2002 of approximately $0.6 million, or a decrease of $0.11 per share applicable to holders of common stock. Beginning in the year ended December 31, 2003, the effect of this change decreases depreciation expense by approximately $0.2 million annually.

	2003	2002
Accrued and other liabilities:
Accrued contract manufacturing costs	$7,643	$11,583
Accrued warranty	5,856	6,040
Accrued compensation	1,900	3,427
Accrued acquisition costs	5,578	2,419
Deferred revenue	1,122	997
Other	6,586	7,847

	$28,685	$32,313

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table summarizes the activity related to the product warranty liability during the years ended December 31, 2003 and 2002 (in thousands):

Balance at December 31, 2001	$9,333
Charged to operations	287
Reductions	(3,580)

Balance at December 31, 2002	6,040
Charged to operations	349
Warranty reserve from acquired companies	2,037
Reductions	(2,570)

Balance at December 31, 2003	$5,856

(5) Debt

Debt consisted of the following as of December 31, 2003 and 2002 (in thousands):

	2003	2002
Secured real estate loan due March 2006	$32,897	$33,731
Secured loan (MPA) originally due February 2004	—	4,972
Notes payable assumed in Tellium acquisition	494	—

	33,391	38,703
Less current portion of long-term debt	1,351	4,781

	$32,040	$33,922

Aggregate debt maturities as of December 31, 2003 were $1.4 million in fiscal 2004, $0.9 million in fiscal 2005, and $31.1 million in fiscal 2006. In addition, the Company had $4.8 million outstanding under its line of credit agreement at December 31, 2003.

In April 2001, the Company borrowed $35.0 million under a secured real estate loan facility with a financial institution. The maturity date of the loan is April 1, 2006. Borrowings under the loan accrue interest at 8.3% for the first six months and are adjusted biannually based on the six-month LIBOR rate, with the floor being 8% and the ceiling 14.3%. The interest rate was 8% as of December 31, 2003. The agreement required the Company to keep $6.0 million of restricted cash as security for all obligations of the Company under the loan agreement. In October 2003, the Company converted $6.0 million of restricted cash held as security for obligations under this loan agreement to a letter of credit under its line of credit agreement with another financial institution (see discussion below). As of December 31, 2003 and 2002, the debt is collateralized by land and buildings with a net book value of $20.0 million and $20.2 million, respectively. Such amounts reflect the adjusted carrying value after the impairment charge recorded during the year ended December 31, 2002 (Note 3).

In October 2003, the Company terminated its master purchase agreement, or MPA, with CIT Vendor Leasing Fund, or CIT. The MPA provided for the establishment of reserves to offset potential credit losses suffered by CIT. In January 2001, the Company borrowed $12.5 million under a secured loan facility from CIT. The Company received $10.0 million in proceeds from the borrowing and the remaining $2.5 million was contributed to the loss reserve and was recorded as sales and marketing expense in 2001. Under the termination of the MPA with CIT, the Company was able to recover the $2.5 million loss reserve which was used to pay off the remaining $2.4 million loan balance with CIT. As a result of the termination of the MPA, the Company recorded a credit to sales and marketing expense equal to the amount of the loss reserve recovery.

In December 2002, the Company entered into a line of credit agreement under the terms of which the lender committed a maximum of $25.0 million on a secured, revolving basis. Amounts advanced under the credit facility are subject to underlying eligible accounts receivable. The agreement expired in December 2003, however, the terms of the line of credit agreement were extended through February 2004 and the Company expects to enter into a new line of credit agreement on similar or more favorable terms with the same lender. Under the terms of the original agreement, borrowings bear interest at prime plus 2%. As of December 31, 2003, the interest rate was 6.5%. A fee of 0.5% is assessed on any undrawn amounts. The agreement contains certain financial covenants which the Company was in compliance with at December 31, 2003. As of December 31, 2003, borrowings under the line of credit agreement were $4.8 million. In addition, $6.0 million of the remaining credit line was committed as security for the Company’s obligations under its secured real estate loan facility and $0.1 million was committed as security for other letters of credit issued by the Company.

In November 2003, the Company assumed a line of credit of $8.0 million and certain notes payable totaling $1.3 million through its acquisition of Tellium. The Company repaid the line of credit and notes payable totaling $0.8 million prior to December 31, 2003. The outstanding notes payable of $0.5 million at December 31, 2003 have an interest rate of 4.8% and are payable in installments through February 2004.

In February 2003, the Company entered into a secured note and warrant purchase agreement with certain purchasers that provided that the Company may borrow up to $30.0 million from such purchasers, of which $25.0 million was committed to, pursuant to the issuance of promissory notes. Each promissory note will bear interest at five percent per year and will mature on the date which is the earlier of one year from the date of issuance, the closing of an equity financing with an aggregate gross offering price of at least $10.0 million, or upon an event of liquidation or default. No amounts were borrowed under the secured note and warrant purchase agreement and the facility was terminated following the closing of the merger with Tellium in November 2003.

(6) Stockholders’ Equity (Deficit)

(a) Overview and Equity Restructuring

As of December 31, 2003, following the consummation of the merger with Tellium, the Company’s equity capitalization consisted of 76.6 million shares of common stock outstanding, with no shares of preferred stock outstanding. Upon the consummation of the merger, all of the outstanding shares of the Company’s Series AA and Series B convertible preferred stock were converted into common stock, and the Company received 0.47 shares of Tellium common stock for each outstanding share of Zhone common stock. Immediately following the exchange, the combined company was renamed Zhone.

In July 2002, the Company had underwent an equity restructuring (the “Equity Restructuring”) in which all of the Company’s outstanding Series A preferred stock with a liquidation preference of $500.0 million was converted to Series AA preferred stock with a liquidation preference of $250.0 million. In addition, all of the Company’s common stock was subject to a 10 for 1 reverse split (the “Reverse Split”). All references to preferred share, common share and per common share amounts have been retroactively restated to reflect the Reverse Split and the effect of the Tellium merger.

(b) Common Stock

At December 31, 2003, the Company had 900 million shares of common stock authorized for issuance, of which 76.6 million shares were issued and outstanding.

At inception, the Company had issued to its founders 4.7 million shares of its common stock at $0.002 per share. In October 1999, the Company’s board of directors approved amendments to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock to 141.0 million and approved a 7.5-for-1 stock split of all issued and outstanding common stock. Certain of the Series A redeemable convertible preferred stockholders had purchase rights for the 35.3 million shares at the original purchase price paid per share upon the voluntary termination of employment with the Company by any of the founders, which rights would have lapsed over a 4-year period through June 30, 2003. These rights were terminated as part of the Company’s equity restructuring.

In connection with this restructuring, all of the Company’s common stock was subject to a 10 for 1 reverse split. All of the common stock held by the founders was exchanged for an aggregate 3.5 million shares of common stock, of which 3.4 million were subject to a Company right of repurchase, at $0.002 per share, which lapsed monthly from July 1, 1999 to July 1, 2003.

In conjunction with the Reverse Split, the Company sold 2.6 million shares of common stock to certain founders under a Restricted Stock Purchase Agreement. Such shares were subject to a Company right of repurchase at $0.21 per share, which lapsed monthly from July 1, 1999 to July 1, 2003. The Company issued full recourse promissory notes (founders’ promissory notes), with the principal balance and accrued and unpaid interest income due and payable in July 2006. Interest accrues under the notes at the rate of 5.50% per annum, compounded annually. Due to the Company’s experience with previous full recourse promissory notes, the founders’ promissory notes were treated as nonrecourse promissory notes and recorded as compensation expense during fiscal 2002.

As of December 31, 2003, none of the shares issued to certain founders were subject to repurchase by the Company.

(c) Redeemable Convertible Preferred Stock

Prior to April 17, 2003, the Company’s redeemable convertible preferred stock was classified as mezzanine equity, and was not included in total stockholders’ equity (deficit). On April 17, 2003, the terms of the outstanding preferred stock were modified to eliminate the liquidation preference. As a result, the amounts were reclassified and included in stockholders’ equity.

At December 31, 2002, the Company’s redeemable convertible preferred stock consisted of the following (in thousands):

	Shares
Series	Designated	Outstanding	Liquidation Amount
AA	29,375	29,375	$250,000
B	7,990	5,390	23,211

	37,365	34,765	$273,211

In conjunction with the Company’s original capitalization, in November 1999, the Company had issued 58.8 million shares of Series A redeemable convertible preferred stock to an investor group in exchange for a maximum available capital commitment of $500.0 million (the “Capital Commitment”). The purchase price per share was variable and was based on total actual capital contributions received by the Company at any point in time, divided by the 58.8 million shares of Series A redeemable convertible preferred stock. If the full Capital Commitment of $500.0 million was received, the maximum purchase price per share would be $8.51.

As of December 31, 2002, the Company had received cash capital contributions of $500.0 million, and the collateralized note commitment, which equates to a purchase price per share of $8.51. Draws on the available Capital Commitment required approval by the Company’s board of directors. The difference between the consolidated balance sheet carrying value and the redemption value of preferred stock represents issue costs. The carrying value was being accreted to the redemption value by charges against additional paid-in capital over the period to redemption using the effective-interest method.

In conjunction with the Reverse Split in July 2002, the Company issued 29.4 million shares of Series AA redeemable convertible preferred stock with a redemption amount of $250.0 million and cancelled 58.8 million shares of Series A redeemable convertible preferred stock with a redemption amount of $500.0 million. The Company recorded the Series AA at its estimated fair value of $126.5 million as of that date.

Accordingly, the Company reclassified the difference of $360.6 million between the carrying value of the Series A of $487.1 million and the fair value of the Series AA as additional paid-in capital. The carrying value of the Series AA was being accreted ratably to the redemption amount of $250.0 million over the period to redemption. At, or any time after, November 1, 2004, 2005 and 2006, the redemption was scheduled to occur in three annual installments equal to not less than 33.3%, 66.7%, and 100%, respectively. For purposes of the calculation, the Company assumed an equal amount of redemption at the end of each annual installment period.

In July 2002, the Board of Directors authorized the issuance of up to 8.0 million shares of Series B redeemable convertible preferred stock at a purchase price of $4.31. In July 2002, the Company issued 4.6 million shares of Series B redeemable convertible preferred stock in connection with the Vpacket acquisition. In August 2002, the Company issued 0.8 million shares of Series B redeemable convertible preferred stock in exchange for 31,170 shares of exercised and unvested common stock options with an exercise price of $25.53 or higher.

Subject to certain antidilutive provisions, the Series AA and Series B redeemable convertible preferred stock were convertible at the option of the holder into the same number of shares of common stock. The Series AA and Series B redeemable convertible preferred stock would be automatically converted into common stock in the event of an affirmative election of the holders of at least a majority of the outstanding shares of redeemable convertible preferred stock, voting as separate classes, or a public offering, with gross proceeds of at least $50.0 million and a per share offering price of at least $8.51 per share. The Series AA and Series B redeemable convertible preferred stock voted with the common stock on an as-if-converted basis on all matters submitted for approval by the Company’s stockholders.

Dividends, if any, would have been paid in an amount per share of Series AA and Series B preferred stock (on an as-if-converted basis) equal to dividends paid on the common stock, if and when declared by the board of directors. In addition, the Series AA and Series B preferred stock carried liquidation preferences upon any liquidation, dissolution or winding-up of the Company, generally equal to the sum of the original purchase price, all declared or unpaid dividends thereon, and in the case of Series AA only, the amount such holder would have received in such liquidation on an as-converted basis.

(d) Warrants

At December 31, 2003, the Company had a total of 406,229 warrants to purchase common stock outstanding at a weighted average exercise price of $39.98 per share. During the three years ended December 31, 2003, warrants were issued or assumed by the Company as described below.

In November 2003, through the acquisition of Tellium, the Company assumed fully vested warrants to purchase 250,000 shares of the Company’s common stock at $56.00 per share, and fully vested warrants to purchase 78,390 shares of the Company’s common stock at $12.12 per share. These warrants were valued using the Black-Scholes option pricing model and the resulting fair value of $0.3 million was included in the purchase price for the acquisition.

During 2003, the Company issued other fully vested warrants to purchase 10,340 shares at exercise prices ranging from $4.31 to $191.49 per share. These warrants expire at dates ranging from May 2008 through October 2008. The fair value of the warrants totaling $43,000 was calculated using the Black-Scholes model and charged to operating expenses for services received.

In December 2002, in connection with its $25.0 million line of credit agreement, the Company issued an immediately exercisable warrant to purchase up to 65,149 shares of the Company’s Series B preferred stock, at an exercise price of $4.31 per share. The warrant expires in December 2009. The fair value of the warrant of approximately $0.2 million was calculated using the Black-Scholes model and was charged to interest expense in 2002.

In April 2001, in conjunction with a service agreement, the Company issued an immediately exercisable warrant to purchase up to 235 shares of the Company’s common stock at an exercise price of

$212.77 per share. The warrant expires in April 2006. The fair value of the warrant of $18,000 was calculated using the Black-Scholes model and was charged to general and administrative expense for services received.

(e) Stock Option Plans

The Company currently has several stock option plans, under which a total of 11.8 million shares of common stock have been reserved for issuance. The plans provide for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors, consultants and advisors of the Company. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant, except that any options granted to a 10% shareholder must have an exercise price equal to at least 110% of the fair market value of the Company’s common stock on the date of grant. The Board of Directors determines the term of each option, the option exercise price, and the vesting terms. Stock options generally expire ten years from the date of grant and vest over four years.

Through December 31, 2003, stock options were primarily issued under the Company’s 1999 Stock Option Plan, under which a total of 2.35 million shares of common stock were originally reserved, and which was increased to 4.0 million shares as part of the Company’s Equity Restructuring. Options granted under the plan are immediately exercisable, subject to a repurchase option at the original exercise price paid per share which lapses over the original vesting schedule of options. As of December 31, 2003, 205,948 shares were subject to repurchase at a weighted average price of $1.94 per share. As of December 31, 2002, 250,478 shares were subject to repurchase at a weighted average price of $1.06 per share.

Through the acquisition of Tellium in November 2003, the Company assumed several stock option plans, including the 2002 Stock Incentive Plan, 2001 Stock Incentive Plan, and Treasury Plan, under which a total of 6.9 million shares are available for grant and have been reserved for future issuance at December 31, 2003. On January 1 of each year, if the number of shares available for grant under the 2001 Stock Incentive Plan is less than 5% of the total number of shares of common stock outstanding as of that date, the shares available for grant under the plan are automatically increased by the amount necessary to make the total number of shares available for grant equal to 5% of the total number of shares of common stock outstanding, or by a lesser amount as determined by the Board of Directors. Through December 31, 2003, the Company had not issued any new option grants under the plans acquired from Tellium. As part of the acquisition of Tellium, the Company assumed options to purchase 3.0 million shares of common stock held by the former Tellium employees as of November 13, 2003. Beginning in 2004, the Company intends to issue new stock option grants under the plans acquired from Tellium.

The Company also assumed the 2002 Employee Stock Purchase Plan (“ESPP”) from Tellium, under which 1.0 million shares were originally reserved for issuance, and 0.95 million shares were available for future issuance at December 31, 2003. On January 1 of each year, the number of shares reserved for issuance under the ESPP is automatically increased by 2.5% of the total number of shares of common stock outstanding as of the end of the previous year, up to a limit of 1.5 million shares. Eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning of each offering period or the end of each purchase period. Participation is limited to 10% of an employee’s eligible compensation not to exceed amounts allowed by the Internal Revenue Code. No shares had been issued by the Company under the Employee Stock Purchase Plan through December 31, 2003. Employees of the Company became eligible to participate in the plan on January 1, 2004.

In February 2003, the Company commenced a voluntary offer to eligible employees to exchange certain outstanding stock options to purchase shares of common stock, including all stock options issued during the six-month period ended February 4, 2003, for the Company’s promise to grant new stock options. In August 2003, the Company granted 210,448 options to purchase common stock at an exercise price of $2.98 per share. The options granted are immediately exercisable and vest over a 4-year period.

A summary of the activity under all of the Company’s stock option plans for the three years ended December 31, 2003 is as follows:

	Options	Weighted average exercise price
Outstanding as of December 31, 2000	414,916	$67.23
Granted	549,584	28.51
Canceled	(253,147)	66.17
Exercised	(32,898)	20.43

Outstanding as of December 31, 2001	678,455	38.51
Granted	1,781,005	0.32
Canceled	(446,780)	29.77
Exercised	(209,488)	3.96

Outstanding as of December 31, 2002	1,803,192	7.89
Granted	1,647,534	4.00
Assumed from Tellium	2,973,640	4.17
Canceled	(760,141)	16.45
Exercised	(796,611)	1.62

Outstanding as of December 31, 2003	4,867,614	$4.03

Additional information regarding options outstanding as of December 31, 2003 is as follows:

Exercise price	Shares outstanding	Weighted average remaining contractual life (years)	Weighted average Exercise price	Shares exercisable	Weighted average Exercise price
$ 0.21 – $0.68	1,154,264	8.7	$0.23	1,154,264	$0.23
$ 1.36 – $2.28	1,596,174	8.9	$2.18	1,191,839	$2.19
$ 2.52 – $5.48	1,732,106	3.7	$4.36	1,714,611	$4.38
$ 8.40 – $19.72	274,318	7.3	$10.47	259,634	$10.26
$ 20.56 – $ 170.21	110,752	6.0	$49.24	92,363	$51.56

$ 0.21 – $ 170.21	4,867,614	6.9	$4.03	4,412,711	$4.03

The weighted average fair value at grant date of options granted for the years ended December 31, 2003, 2002 and 2001 was $3.53, $3.06 and $26.60 per share, respectively, and the weighted average remaining contractual life of options outstanding at December 31, 2003, 2002 and 2001 was 6.9, 9.1 and 8.9 years, respectively.

(f) Stock-Based Compensation

In connection with its stock option grants, the Company recorded stock-based compensation expense of $1.2 million, $10.8 million and $18.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. For employee stock options, such amounts are based on the difference at the grant date between the exercise price of each stock option granted and the fair value of the underlying common stock. The resulting deferred stock compensation is amortized over the vesting periods of the applicable options, generally over four years. For each period presented, the amortization of deferred stock compensation expense is offset by a benefit due to the reversal of previously recorded stock compensation expense on forfeited shares. In addition, during the year ended December 31, 2002, the Company also recorded compensation expense of $2.5 million due to cancellation of notes receivable due from officers relating to repurchase of common stock subject to repurchase rights and issuance of promissory notes to the founders relating to the purchase of our common stock. During the year ended December 31, 2002, the Company also recorded compensation expense of $1.8 million due to the exchange of certain shares of common stock subject to repurchase rights for Series B preferred stock.

Stock-based compensation expense for the three years ended December 31, 2003 was comprised as follows (in thousands):

	Year ended December 31
	2003	2002	2001
Amortization of deferred compensation	$6,533	$21,585	$37,268
Benefit due to reversal of previously recorded stock compensation expense on forfeited shares	(5,526)	(14,417)	(16,533)
Compensation expense (benefit) relating to non-employees	142	(643)	(1,916)
Compensation expense relating to cancellation of prior notes receivable and issuance of notes receivable	—	2,536	—
Compensation expense relating to exchange of stock options	4	1,773	—

	$1,153	$10,834	$18,819

During the years ended December 31, 2003, 2002 and 2001, the Company issued options to consultants to purchase 28,200, 46,675 and 4,385 shares of common stock, respectively. The options are immediately exercisable and expire 10 years from the date of grant. Certain options are subject to a vesting period of generally 4 years. The Company values these options using the Black-Scholes model. The options subject to vesting are revalued at each balance sheet date to reflect their current fair value. The Company may record a benefit due to a fluctuation in fair value of the Company’s common stock. The following assumptions were used in determining the fair value of the consultant options for the years ended December 31, 2003, 2002, and 2001: contractual life of 10 years; risk-free interest rate of 4.3%, 4.0%, and 5.1%, respectively; volatility of 85%; and expected dividend yield of 0%.

(7) Other Income (Expense), Net

Other income (expense), net for the years ended December 31, 2003, 2002 and 2001 consisted of (in thousands):

	Year ended December 31
	2003	2002	2001
Interest expense	$(3,944)	$(9,478)	$(10,511)
Interest income	400	350	2,941
Loss on disposal of equipment	—	—	(1,611)
Impairment of cost basis investments	—	—	(1,481)
Loss on sale of marketable securities	—	—	(1,634)
Other income (expense)	992	(306)	(331)

	$(2,552)	$(9,434)	$(12,627)

(8) Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year ended December 31
	2003	2002	2001
Numerator:
Net loss	$(17,175)	$(108,567)	$(243,520)
Accretion on preferred stock	(12,700)	(22,238)	(3,325)

Net loss applicable to holders of common stock	$(29,875)	$(130,805)	$(246,845)

Denominator:
Weighted average common stock outstanding	16,358	5,803	4,614
Adjustment for common stock issued subject to repurchase	(407)	(746)	(491)

Denominator for basic and diluted calculation	15,951	5,057	4,123

Basic and diluted net loss per share applicable to holders of common stock	$(1.87)	$(25.87)	$(59.87)

The following table sets forth potential common stock that is not included in the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (in thousands):

	2003	Weighted Average Exercise price
Weighted average common stock issued subject to repurchase	407	$1.94
Warrants	406	39.98
Outstanding stock options granted	4,868	4.03

	5,681

	2002	Weighted Average Exercise price
Preferred stock	34,766	$7.74
Weighted average common stock issued subject to repurchase	746	0.34
Warrants	78	28.30
Outstanding stock options granted	1,803	7.89

	37,393

	2001	Weighted Average Exercise price
Preferred stock	58,750	$8.51
Weighted average common stock issued subject to repurchase	491	20.55
Warrants	13	149.21
Outstanding stock options granted	679	38.45

	59,933

As of December 31, 2003 and 2002, there were 0.2 million and 1.0 million shares, respectively, of issued common stock subject to repurchase.

(9) Income Taxes

The following is a summary of the components of income tax expense (benefit) applicable to net loss before income taxes (in thousands):

	Year ended December 31
	2003	2002	2001
Current:
Federal	$(8,029)	—	—
State	45	41	48
Foreign	206	99	97

	(7,778)	140	145

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

	$(7,778)	140	145

A reconciliation of the expected tax expense (benefit) to the actual tax expense (benefit) is as follows (in thousands):

	Year ended December 31
	2003		2002		2001
	Amount	Percent of pretax loss	Amount	Percent of pretax loss	Amount	Percent of Pretax loss
Expected tax benefit at statutory (35%) rate	$(8,733)	(35.0)%	$(34,844)	(35.0)%	$(85,181)	(35.0)%
State taxes, net of federal effect	29	0.1	27	—	31	—
Increase (decrease) in tax resulting from:
Acquired in-process research and development	—	—	—	—	4,045	1.7
Stock-based compensation	404	1.6	686	0.7	6,587	2.7
Goodwill amortization and impairment	—	—	—	—	19,392	8.0
Change in tax contingency reserve	(8,029)	(32.2)	—	—	—	—
Valuation allowance	5,472	21.9	31,813	31.9	52,586	21.6
Foreign losses	2,885	11.6	2,281	2.3	2,281	0.9
Other	194	0.8	177	0.2	404	0.2

	$(7,778)	(31.2)	$140	0.1	$145	0.1

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Deferred assets:
Product, revenue-related, and other reserves	$15,695	$26,514
Net operating loss, capital loss, and tax credit carryforwards	101,902	95,986
Fixed assets and intangible assets	45,727	25,709
Other	3,226	340

Gross deferred tax assets	166,550	148,549
Less valuation allowance	(163,109)	(146,257)

Total deferred tax assets	3,441	2,292
Deferred tax liabilities

Purchased intangibles	(3,441)	(2,292)

Net deferred tax liabilities	$—	$—

During the year ended December 31, 2003, the Company recognized a current tax benefit of $8.0 million relating to the resolution of tax contingencies related to the final resolution of tax refund claims for net operating loss carrybacks of post-acquisition losses incurred by Premisys.

For the years ended December 31, 2003 and 2002, the net change in the valuation allowance were increases of $16.9 million and $39.1 million, respectively. The Company recorded a full valuation allowance against the net deferred tax assets at December 31, 2003 and 2002 since it is more likely than not that the net deferred tax assets will not be realized due to the lack of previously paid taxes and anticipated taxable income.

As of December 31, 2003, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $227.9 million and $132.5 million, respectively, which are available to offset future taxable income, if any, in years through 2023 and 2013, respectively. Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

As of December 31, 2003, the Company had capital loss carryforwards for federal and state income tax purposes of approximately $3.7 million which are available to offset future capital gain income, if any. These capital loss carryforwards expire in various years from 2004 through 2007.

As of December 31, 2003, the Company also had research credit carryforwards for federal and state income tax purposes of approximately $8.3 million and $6.7 million, respectively, which are available to reduce future income taxes, if any, in years through 2023 and over an indefinite period, respectively. The Company also had enterprise zone credit carry-forwards for state income tax purposes of approximately $0.3 million which are available to reduce future state income taxes, if any, in years through 2010.

(10) Related-Party Transactions

On July 29, 2003, the Company borrowed $2.0 million from Mory Ejabat, Chairman and Chief Executive Officer of Zhone, and Jeanette Symons, Chief Technology Officer and Vice President, Engineering of Zhone. On August 7, 2003, the Company borrowed an additional $2.0 million from Ms. Symons. Each of these loans had an interest rate of 12% per year and matured upon the closing of the Company’s merger with Tellium, Inc. The principal balance and accrued interest for each loan were repaid in November 2003. Mr. Ejabat and Ms. Symons received interest income relating to the loans of $35,836 and $106,521, respectively.

In the ordinary course of business, the Company’s executive officers and non-employee directors are reimbursed for travel related expenses when incurred for business purposes. The Company reimburses its Chairman and Chief Executive Officer, Mory Ejabat, for the direct operating expenses incurred in the use of his private aircraft when used for business purposes. The amount reimbursed for these expenses was $473,000, $472,000 and $223,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

In July 2002, the Company cancelled $1.9 million in notes receivable from certain employees of the Company due to repurchase of the related options to purchase shares of the Company’s common stock.

In July 2002, the Company loaned $0.6 million to its founders under promissory notes for the purchase of common stock. The notes accrue interest at a rate of 5.50% compounded annually and expires on July 11, 2006, on which date all unpaid interest and principal is due on demand.

In July 2002, the Company acquired Vpacket Communications, Inc. in exchange for total consideration of $19.2 million. Two of the Company’s directors were also members of the board of directors of Vpacket. One of these directors is also affiliated with NIF Ventures, which was a stockholder in Vpacket. Another of the Company’s directors is affiliated with New Enterprise Associates VIII, Limited Partnership and/or its affiliates, which was a significant stockholder of Vpacket.

In December 1999, the Company borrowed $13.4 million from the founders. The Company repaid $10.0 million with accrued interest in December 1999 and $3.4 million with accrued interest in January 2000. In connection with the Premisys acquisition in December 1999, the Company borrowed $125.0 million from a related party financial institution of which $75.0 million was repaid with accrued interest in December 1999. The remaining $50.0 million was repaid in full with accrued interest in 2002.

(11)	Commitments and Contingencies

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. The Company has options to purchase the leased assets at the end of the lease terms.

Future minimum lease payments under all noncancelable operating leases with terms in excess of one year are as follows:

Operating leases
Year ending December 31:
2004	$7,161
2005	1,403
2006	425
2007	342

Total minimum lease payments	$9,331

The amount shown above for 2004 includes projected payments and obligations for leases that the Company is no longer utilizing, most of which relate to excess facilities obtained through acquisitions. At December 31, 2003, $5.3 million was accrued relating to excess facilities. Rent expense under operating leases totaled $3.5 million, $4.9 million and $6.6 million for the years ended December 31, 2003, 2002, and 2001, respectively. Sublease rental income totaled $0.2 million, $1.1 million and $1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

In August 2000, the Company entered into a $70.0 million five-year operating lease for office headquarters, research and product development, and manufacturing facilities in Oakland, California. The monthly payments were based on the London Interbank Offering Rate and on the lease amount of up to $70.0 million on the date of occupancy of the individual buildings. The monthly lease payments were scheduled to begin upon completion and full occupancy of the individual buildings. At the end of the lease, the Company had the option to purchase the land and buildings at approximately $70.0 million, or renew the lease for an additional five years. The guaranteed residual payment at the end of the lease was approximately $59.5 million. In March 2001, the Company exercised its option to purchase the land and buildings for $52.7 million.

The Company has agreements with various contract manufacturers which include inventory repurchase commitments on excess material based on the Company’s sales forecasts. The Company has recorded a liability of $4.5 million and $6.1 million related to these arrangements as of December 31, 2003 and 2002, respectively.

The Company has issued letters of credit to ensure its performance or payment to third parties in accordance with specified terms and conditions, which amounted to $0.6 million as of December 31, 2003. The Company has recorded restricted cash equal to the amount outstanding under these letters of credit.

(12) Litigation

On October 16, 2003, the Company agreed with HeliOss Communications, Inc. to dismiss HeliOss’ claims filed against us on March 27, 2003 in the Superior Court of the State of California, County of Alameda, in an action entitled HeliOss Communications, Inc. v. Zhone Technologies, Inc., case no. RG 03088921 and our cross-complaint against HeliOss, in consideration of a $1.6 million payment from Zhone to HeliOss. The payment of $1.6 million was made on November 25, 2003 to settle the matter.

The Company is also involved in various litigation matters relating to the operations of Tellium prior to the merger as described below.

In July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with Tellium’s October 2000 merger with Astarte Fiber Networks, Inc. Corning alleges that Astarte and Tellium, as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract, and breached warranties presented in that contract. The Demand for Arbitration was subsequently amended to add a claim for unjust enrichment. Corning seeks an award of $38 million, plus expenses and interest. Tellium filed a response with the American Arbitration Association that they are not a proper party to the dispute. A third party to the Demand has also responded to the American Arbitration Association that Tellium is not relevant to the dispute. The arbiters have been empanelled, and a preliminary hearing was held on February 27, 2003. At the preliminary hearing, Tellium made a motion to dismiss the suit against the Company for failure to state a viable claim as to Tellium, and the arbiters set a briefing schedule on the motion. The parties completed briefing on July 18, 2003. On September 17, 2003, the arbiters denied our motion to dismiss, with a suggestion that Tellium refile its motion on the close of discovery. The parties have also commenced some discovery, including requests for documents, written interrogatories, and depositions. On October 28, 2003, Tellium commenced in the United States District Court for the Southern District of New York an action for a declaratory judgment that Tellium is not a proper party to the arbitration. Tellium’s action seeks to have the arbitration stayed and Corning enjoined from pursuing arbitration any further against Tellium. On January 28, 2004, the arbiters stayed all proceedings against Tellium, but the arbitration continues as to Asarte. On December 24, 2003, Asarte and Tellium filed a potentially dispositive Motion to Suppress. Corning’s opposition to the Motion to Suppress is due February 4, 2004 and any reply is due February 11, 2004. On January 28, 2004, Asarte filed a Motion for Summary Judgment. Corning’s opposition is due February 11, 2004, and any reply is due February 18, 2004. A two week hearing on the merits of the arbitration is currently scheduled for the weeks of March 15-19 and March 22-26, 2004. It is too early in the dispute process to determine what impact, if any, this dispute will have upon our business, financial condition, or results of operations. We intend to vigorously defend the claims made in any legal proceedings that may result and pursue any possible counterclaims against Corning, Astarte, and other parties associated with the claims.

On various dates between approximately December 10, 2002 and February 27, 2003, numerous class-action securities complaints were filed against Tellium in the United States District Court, District of New Jersey. These complaints allege, among other things, that Tellium and its then-current directors and executive officers and its underwriter violated the Securities Act of 1933 by making false and misleading statements preceding its initial public offering and in its registration statement prospectus relating to the securities offered in the initial public offering. The complaints further allege that these parties violated the Securities and Exchange Act of 1934 by acting recklessly or intentionally in making the alleged misstatements. The actions seek damages in an unspecified amount, including compensatory damages, costs, and expenses incurred in connection with the actions and equitable relief as may be permitted by law or equity. On May 19, 2003, a consolidated amended complaint representing all of the actions was filed. On August 4, 2003, Tellium and its underwriters filed a motion to dismiss the complaint. The motions to dismiss have been fully briefed, and the parties are awaiting the Court’s decision on the motions. It is too early in the legal process to determine what impact, if any, these suits will have upon our business, financial condition, or results of operations. We intend to vigorously defend the claims made in these actions and the consolidated amended complaint.

On January 8, 2003 and January 27, 2003, two shareholder derivative complaints were filed on behalf of Tellium in the Superior Court of New Jersey. These complaints were made by plaintiffs who purport to be Tellium shareholders on behalf of Tellium, alleging, among other things, that Tellium directors breached their fiduciary duties to the company by engaging in stock transactions with individuals associated with Qwest, and in making materially misleading statements regarding Tellium’s relationship with Qwest. The actions seek damages in an unspecified amount, including imposition of a constructive trust in favor of Tellium for the amount of profits allegedly received through stock sales, disgorgement of proceeds in connection with the stock option exercises, damages allegedly sustained by Tellium in connection with alleged breaches of fiduciary duties, costs, and expenses incurred in connection with the actions. These cases have been stayed by the court pending the resolution of motions to dismiss in the above-referenced federal court securities actions. It is too early in the legal process to determine what impact, if any, these suits will have upon our business, financial condition, or results of operations. We intend to vigorously defend the claims made in these actions, which have been consolidated.

The Denver, Colorado regional office of the SEC is conducting two investigations titled In the Matter of Qwest Communications International, Inc. and In the Matter of Issuers Related to Qwest. The first of these investigations does not involve any allegation of wrongful conduct on the part of Tellium. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including Tellium. This investigation, insofar as it relates to Tellium, appears to focus generally on whether Tellium’s transactions and relationships with Qwest were appropriately disclosed in Tellium’s public filings and other public statements. In addition, the United States Attorney in Denver is conducting an investigation involving Qwest, including Qwest’s relationships with certain of its vendors, including Tellium. In connection with that investigation, the U.S. Attorney has sought documents and information from Tellium and has sought interviews and/or grand jury testimony from persons associated or formerly associated with Tellium, including certain of its officers. The U.S. Attorney has indicated that, while aspects of its investigation are in an early stage, neither Tellium nor any of our current or former officers or employees is a target of the investigation. We are cooperating fully with these investigations. We are not able, at this time, to say when the SEC and/or U.S. Attorney investigations will be completed and resolved, or what the ultimate outcome with respect to Tellium will be. These investigations could result in substantial costs and a diversion of management’s attention and may have a material and adverse effect on our business, financial condition, and results of operations.

The Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s results of operations or financial position.

(13) Employee Benefit Plan

The Company maintains a 401(k) plan for its employees whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company may make discretionary contributions. The Company made no discretionary contributions to the plan during the three years ended December 31, 2003.

(14) Segment Information

The Company designs, develops and markets telecommunications hardware and software products for network service providers. The Company derives substantially all of its revenues from the sales of the Zhone product family. The Company’s chief operating decision maker is the Company’s chief executive officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company has determined that it has operated within one discrete reportable business segment since inception. The following summarizes required disclosures about geographic concentrations and revenue by product family.

	Year ended December 31
	2003	2002	2001
Revenue by Geography:
North America	$75,494	$93,183	$73,085
International	7,644	19,554	37,639

	$83,138	$112,737	$110,724

	Year ended December 31
	2003	2002	2001
Revenue by Product Family:
SLMS	$30,208	$40,203	$39,722
DLC	19,229	39,882	6,900
MUX	33,701	32,652	64,102

	$83,138	$112,737	$110,724

(15) Quarterly Information (unaudited)

	Year ended December 31, 2003
	Q103	Q203	Q303	Q403
	(in thousands, except per share data)
Revenue	$17,075	$20,534	$22,240	$23,289
Gross profit (a)	7,772	9,227	9,991	5,067
Amortization and impairment of intangible assets	1,784	2,052	2,053	2,053
Operating loss	(2,228)	(3,849)	(5,679)	(10,645)
Interest income (expense), net	(533)	(552)	(879)	(588)
Net loss	(2,802)	(4,457)	(3,494)	(6,422)
Accretion on preferred stock	(10,618)	(2,082)	—	—

Net loss applicable to holders of common stock	$(13,420)	$(6,539)	$(3,494)	$(6,422)

Basic and diluted net loss per share applicable to holders of common stock	$(2.07)	$(0.95)	$(0.49)	$(0.15)
Weighted-average shares outstanding used to compute basic and diluted net loss per share applicable to holders of common stock	6,490	6,914	7,149	43,251

(a)	– Gross profit for the fourth quarter ended December 31, 2003 included a charge for excess inventory of $4.7 million, which comprised the majority of the total excess inventory charge for the year of $6.0 million.

	Year ended December 31, 2002
	Q102	Q202	Q302	Q402
	(in thousands, except per share data)
Revenue	$30,181	$30,506	$27,031	$25,019
Gross profit	11,748	11,532	10,244	9,524
Restructuring charges	1,269	3,262	—	—
Amortization and impairment of intangible assets	3,750	4,349	4,159	3,737
Impairment of long-lived assets	—	—	—	50,759
Operating loss	(11,473)	(12,220)	(15,715)	(59,585)
Interest income (expense), net	(2,435)	(1,664)	(2,234)	(3,101)
Net loss	(13,951)	(13,920)	(17,975)	(62,721)
Accretion on preferred stock	(868)	(944)	(10,213)	(10,213)

Net loss applicable to holders of common stock	$(14,819)	$(14,864)	$(28,188)	$(72,934)

Basic and diluted net loss per share applicable to holders of common stock	$(3.43)	$(3.42)	$(5.13)	$(12.02)
Weighted-average shares outstanding used to compute basic and diluted net loss per share applicable to holders of common stock	4,316	4,349	5,491	6,070

(16) Subsequent Events

In February 2004, the Company announced a definitive agreement to acquire the assets of Gluon Networks, Inc. for approximately 1.0 million shares of common stock and $650,000 in cash. The transaction is structured as an asset purchase and is expected to close during the first quarter of 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the heading “Executive Officers” in Part I hereof and set forth under the caption “Election of Directors” appearing in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, is incorporated herein by reference.

ITEM 11. EXECUTIVE	COMPENSATION

The information appearing under the heading “Executive Officers” in Part I hereof and set forth under the caption “Compensation and Other Information Concerning Executive Officers” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, is incorporated herein by reference.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” appearing in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, is incorporated herein by reference.

The following table provides information as of December 31, 2003 regarding the number of shares of Zhone common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders	4,867,614	(1)	$4.03	7,223,557	(2)(3)

Equity Compensation Plans Not Approved by Security Holders	406,229	(4)	$39.98	612,500	(5)

(1)	Excludes purchase rights accruing under the Company’s Employee Stock Purchase Plan, pursuant to which 948,384 shares are reserved for issuance at December 31, 2003. On January 1 of each year, the aggregate number of common shares available for purchase under the Employee Stock Purchase Plan is automatically increased by 2.5% of the total number of shares of common stock outstanding as of the end of the previous year, up to a maximum increase of 500,000 additional shares. Participants may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock on the first day of each offering period or the last day of each purchase period. Contributions under the Employee Stock Purchase Plan are limited to 10% of an employee’s eligible compensation not to exceed amounts allowed by the Internal Revenue Code.
(2)	Includes 948,384 shares relating to the Company’s Employee Stock Purchase Plan.
(3)	Under the Company’s 2001 Stock Incentive Plan, on January 1 of each year, if the number of shares available for grant is less than 5% of the total number of shares of common stock outstanding as of that date, the shares available for grant under the plan are automatically increased by the amount necessary to make the total number of shares available for grant equal to 5% of the total number of shares of common stock outstanding, or by a lesser amount as determined by the Board of Directors.

(4)	Consists of warrants to purchase common stock issued by the Company or assumed by the Company through the acquisition of Tellium, Inc.
(5)	Consists of shares available for grant under the Company’s Treasury Plan.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Relationships and Related Transactions” appearing in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, is incorporated herein by reference.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Principal Accounting Fees and Services” appearing in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

The financial statements listed in the accompanying Index to Consolidated Financial Statements on page 45 are filed as part of this report.

2.	Exhibits

Exhibit Number	Description of Document
*2.1	Agreement and Plan of Merger, dated as October 20, 1999, by among Registrant, Zhone Acquisition Corp. and Premisys Communications, Inc.

*2.2	Agreement and Plan of Reorganization, dated as of November 15, 1999, by and among Registrant, CAG Acquisition Corporation, CAG Technologies, Inc. and Fred Ackourey

*2.3	Asset Purchase Agreement, dated as of February 1, 2000, by and among Registrant, Roundview, Inc., Jeannette Symons, Edward Stockwell and Lori Brown

*2.4	Agreement and Plan of Reorganization, dated as of February 8, 2000, by and among Registrant, Opt Acquisition Corporation and OptaPhone Systems, Inc.

*2.5	Agreement and Plan of Reorganization, dated as of December 7, 2000, by and among Registrant, Xybridge Technologies Acquisition Corporation and Xybridge Technologies, Inc.

*2.6	Purchase and Sale Agreement, dated as of August 24, 2001, by and among Registrant, and Nortel Networks Corporation.

*2.7	Agreement and Plan of Merger, dated as of June 18, 2002, by and among Registrant, VCI Acquisition Corporation and Vpacket Communications, Inc.

*2.8	Stock Purchase and Sale Agreement, dated as of February 14, 2003, by and among Registrant and NEC eLuminant Technologies, Inc.

*3.1	Fifth Amended and Restated Certificate of Incorporation dated April 17, 2003

*3.2	Amended and Restated By-laws

*4.1	Rights Agreement dated February 12, 2003

*10.1	Form of Indemnification Agreement by and between Registrant and Registrant’s directors and officers

*10.2	1999 Stock Option Plan, as amended

*10.4	Employment Agreement, dated as of October 20, 1999, by and between Registrant and Mory Ejabat, Registrant’s Chairman and Chief Executive Officer

*10.5	Employment Agreement, dated as of October 20, 1999, by and between Registrant and Jeanette Symons, Registrant’s Chief Technology Officer and Vice President, Engineering

*10.6	Restricted Stock Purchase Agreement, dated as of July 1, 2002, by and between Registrant and Mory Ejabat, Registrant’s Chairman and Chief Executive Officer

*10.7	Restricted Stock Purchase Agreement, dated as of July 1, 2002, by and between Registrant and Jeanette Symons, Registrant’s Chief Technology Officer and Vice President, Engineering

*10.8	Promissory Note and Pledge Agreement, dated as of July 11, 2002, by and between Registrant and Mory Ejabat, Registrant’s Chairman and Chief Executive Officer

*10.9	Promissory Note and Pledge Agreement, dated as of July 11, 2002, by and between Registrant and Jeanette Symons, Registrant’s Chief Technology Officer and Vice President, Engineering

*10.10	Form of Amended and Restated LLC Operating Agreement for Zhone Investors I, LLC through Zhone Investors V, LLC and Zhone Investors VII, LLC through Zhone Investors XII, LLC

*10.11	Operating Agreement of Zhone Investors FF, LLC

*10.12	Form of Amended Restated Series A-1 through A-12 Preferred Stock Purchase Agreement

*10.13	Form of Class B Member Interest Purchase Agreement

*10.14	Exchange Agreement, dated July 1, 2002, by and between Registrant and Zhone Investors LLC

*10.15	Strategic Alliance Agreement, dated as of March 13, 2000, by and between Registrant and Solectron Corporation

*10.16	Form of Asset Purchase Agreement by and between Registrant and Solectron Corporation

*10.17	Supply Agreement, dated as of March 13, 2000, by and between Registrant and Solectron Corporation

*10.18	Credit Agreement, dated as of November 29, 1999, by and between Premisys Systems, LLC and Credit Suisse First Boston Corporation

*10.19	Master Purchase Agreement, dated as of December 22, 2000, by and between Registrant and CIT Venture Leasing Fund, LLC

*10.20	Promissory Note, dated as of December 22, 2000, by and between Registrant and CIT Venture Leasing Fund, LLC

*10.21	Loan and Security Agreement, dated as of March 30, 2001, by and between Registrant and Fremont Investment and Loan

*10.22	Pledge and Assignment of Cash Collateral Account, dated as of March 30, 2001, by and between Registrant and Fremont Investment and Loan

*10.23	Secured Promissory Note, dated as of March 30, 2001, by and between Registrant and Fremont Investment and Loan

*10.24	Loan and Security Agreement, dated as of December 30, 2002, by and between Registrant and Silicon Valley Bank

*10.25	Loan and Security Agreement (Exim Program), dated as of December 30, 2002, by and between Registrant and Silicon Valley Bank

*10.26	Amendment to Security Agreement, dated as of December 30, 2002, by and between Registrant and CIT Technology Financial Services, Inc.

*10.27	Secured Note and Warrant Purchase Agreement, dated as of February 12, 2003, by and between Registrant and Purchasers.

*10.28	Purchase and Sale Agreement with Repurchase Options, dated as of January 20, 2000, by and between Registrant and the Redevelopment Agency of the City of Oakland

*10.29	Warrant to purchase up to 138,614 shares of Series B Preferred Stock, granted to Silicon Valley Bank

21.1	List of Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to ZTI Merger Subsidiary III Inc.’s Report on Form 10 filed with the Commission on April 30, 2003.

(b)	Reports on Form 8-K:

On October 13, 2003, the Company (under ZTI Merger Subsidiary III, Inc.) filed a Current Report on Form 8-K related to the restatement of its previously reported financial results for the fiscal year ended December 31, 2002 and for the six months ended June 30, 2003 to reflect increased stock based compensation charges.

On October 16, 2003, the Company (under ZTI Merger Subsidiary III, Inc.) furnished a Current Report on Form 8-K containing the press release relating to its third quarter fiscal 2003 results.

On October 29, 2003, the Company (under ZTI Merger Subsidiary III, Inc.) filed a Current Report on Form 8-K related to a litigation settlement agreement between the Company and HeliOss Communications, Inc.

On November 13, 2003, the Company (under Zhone Technologies, Inc.) filed a Current Report on Form 8-K related to the consummation of the merger with Tellium, Inc. and headcount reductions at the Oceanport, New Jersey facility.

On November 26, 2003, the Company (under Zhone Technologies, Inc.) filed a Current Report on Form 8-K related to an agreement with three former Tellium executives regarding their separation from the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of February, 2004.

ZHONE TECHNOLOGIES, INC.

By:	/s/ MORTEZA EJABAT

Morteza Ejabat Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Morteza Ejabat and Kirk Misaka, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on this 26th day of February, 2004.

/s/ MORTEZA EJABAT Morteza Ejabat	Chairman of the Board of Directors and Chief Executive Officer

/s/ KIRK MISAKA Kirk Misaka	Chief Financial Officer, Vice President, Finance and Treasurer (Principal Financial and Accounting Officer)

/s/ ADAM CLAMMER Adam Clammer	Director

/s/ MICHAEL M. CONNORS Michael M. Connors	Director

/s/ JAMES COULTER James Coulter	Director

/s/ ROBERT DAHL Robert Dahl	Director

/s/ JAMES H. GREENE, JR. James H. Greene, JR.	Director

/s/ C. RICHARD KRAMLICH C. Richard Kramlich	Director

/s/ BARTON SHIGEMURA Barton Shigemura	Director

/s/ JAMES TIMMINS James Timmins	Director

EXHIBIT INDEX

Exhibit Number	Description of Document

*2.1	Agreement and Plan of Merger, dated as October 20, 1999, by among Registrant, Zhone Acquisition Corp. and Premisys Communications, Inc.

*2.2	Agreement and Plan of Reorganization, dated as of November 15, 1999, by and among Registrant, CAG Acquisition Corporation, CAG Technologies, Inc. and Fred Ackourey

*2.3	Asset Purchase Agreement, dated as of February 1, 2000, by and among Registrant, Roundview, Inc., Jeannette Symons, Edward Stockwell and Lori Brown

*2.4	Agreement and Plan of Reorganization, dated as of February 8, 2000, by and among Registrant, Opt Acquisition Corporation and OptaPhone Systems, Inc.

*2.5	Agreement and Plan of Reorganization, dated as of December 7, 2000, by and among Registrant, Xybridge Technologies Acquisition Corporation and Xybridge Technologies, Inc.

*2.6	Purchase and Sale Agreement, dated as of August 24, 2001, by and among Registrant, and Nortel Networks Corporation.

*2.7	Agreement and Plan of Merger, dated as of June 18, 2002, by and among Registrant, VCI Acquisition Corporation and Vpacket Communications, Inc.

*2.8	Stock Purchase and Sale Agreement, dated as of February 14, 2003, by and among Registrant and NEC eLuminant Technologies, Inc.

*3.1	Fifth Amended and Restated Certificate of Incorporation dated April 17, 2003

*3.2	Amended and Restated By-laws

*4.1	Rights Agreement dated February 12, 2003

*10.1	Form of Indemnification Agreement by and between Registrant and Registrant’s directors and officers

*10.2	1999 Stock Option Plan, as amended

*10.4	Employment Agreement, dated as of October 20, 1999, by and between Registrant and Mory Ejabat, Registrant’s Chairman and Chief Executive Officer

*10.5	Employment Agreement, dated as of October 20, 1999, by and between Registrant and Jeanette Symons, Registrant’s Chief Technology Officer and Vice President, Engineering

*10.6	Restricted Stock Purchase Agreement, dated as of July 1, 2002, by and between Registrant and Mory Ejabat, Registrant’s Chairman and Chief Executive Officer

*10.7	Restricted Stock Purchase Agreement, dated as of July 1, 2002, by and between Registrant and Jeanette Symons, Registrant’s Chief Technology Officer and Vice President, Engineering

*10.8	Promissory Note and Pledge Agreement, dated as of July 11, 2002, by and between Registrant and Mory Ejabat, Registrant’s Chairman and Chief Executive Officer

*10.9	Promissory Note and Pledge Agreement, dated as of July 11, 2002, by and between Registrant and Jeanette Symons, Registrant’s Chief Technology Officer and Vice President, Engineering

*10.10	Form of Amended and Restated LLC Operating Agreement for Zhone Investors I, LLC through Zhone Investors V, LLC and Zhone Investors VII, LLC through Zhone Investors XII, LLC

*10.11	Operating Agreement of Zhone Investors FF, LLC

Exhibit Number	Description of Document

*10.12	Form of Amended Restated Series A-1 through A-12 Preferred Stock Purchase Agreement

*10.13	Form of Class B Member Interest Purchase Agreement

*10.14	Exchange Agreement, dated July 1, 2002, by and between Registrant and Zhone Investors LLC

*10.15	Strategic Alliance Agreement, dated as of March 13, 2000, by and between Registrant and Solectron Corporation

*10.16	Form of Asset Purchase Agreement by and between Registrant and Solectron Corporation

*10.17	Supply Agreement, dated as of March 13, 2000, by and between Registrant and Solectron Corporation

*10.18	Credit Agreement, dated as of November 29, 1999, by and between Premisys Systems, LLC and Credit Suisse First Boston Corporation

*10.19	Master Purchase Agreement, dated as of December 22, 2000, by and between Registrant and CIT Venture Leasing Fund, LLC

*10.20	Promissory Note, dated as of December 22, 2000, by and between Registrant and CIT Venture Leasing Fund, LLC

*10.21	Loan and Security Agreement, dated as of March 30, 2001, by and between Registrant and Fremont Investment and Loan

*10.22	Pledge and Assignment of Cash Collateral Account, dated as of March 30, 2001, by and between Registrant and Fremont Investment and Loan

*10.23	Secured Promissory Note, dated as of March 30, 2001, by and between Registrant and Fremont Investment and Loan

*10.24	Loan and Security Agreement, dated as of December 30, 2002, by and between Registrant and Silicon Valley Bank

*10.25	Loan and Security Agreement (Exim Program), dated as of December 30, 2002, by and between Registrant and Silicon Valley Bank

*10.26	Amendment to Security Agreement, dated as of December 30, 2002, by and between Registrant and CIT Technology Financial Services, Inc.

*10.27	Secured Note and Warrant Purchase Agreement, dated as of February 12, 2003, by and between Registrant and Purchasers.

*10.28	Purchase and Sale Agreement with Repurchase Options, dated as of January 20, 2000, by and between Registrant and the Redevelopment Agency of the City of Oakland

*10.29	Warrant to purchase up to 138,614 shares of Series B Preferred Stock, granted to Silicon Valley Bank

21.1	List of Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to ZTI Merger Subsidiary III Inc.’s Report on Form 10 filed with the Commission on April 30, 2003.