Form 10-Q
period 2004-03-31
ZHONE TECHNOLOGIES INC
filed 2004-05-14
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

000-32743

(Commission File Number)

ZHONE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3509099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7001 Oakport Street Oakland, California	94621
(Address of principal executive offices)	(Zip code)

(510) 777-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of April 30, 2004, there were 78,127,000 shares of the Registrant’s Common Stock issued and outstanding.

Zhone Technologies, Inc.

FORM 10-Q

Quarterly Period Ended March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,096	$32,547
Short-term investments	44,888	65,709
Accounts receivable, net of allowances for sales returns and doubtful accounts of $2,679 and $3,505, respectively	13,470	10,693
Inventories	28,419	24,281
Prepaid expenses and other current assets	2,949	3,905

Total current assets	134,822	137,135
Property and equipment, net	22,238	22,585
Goodwill	100,337	100,337
Other acquisition-related intangible assets, net	11,102	12,877
Restricted cash	622	622
Other assets	996	1,013

Total assets	$270,117	$274,569

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,276	$19,998
Line of credit	14,500	4,800
Current portion of long-term debt	878	1,351
Accrued and other liabilities	22,279	28,685

Total current liabilities	56,933	54,834
Long-term debt, less current portion	31,803	32,040
Other long-term liabilities	678	816

Total liabilities	89,414	87,690

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 900,000 shares; issued and outstanding 78,108 and 76,629 shares as of March 31, 2004 and December 31, 2003, respectively	78	77
Additional paid-in capital	794,082	787,567
Notes receivable from stockholders	(550)	(550)
Deferred compensation	(3,716)	(4,444)
Other comprehensive loss	(49)	(14)
Accumulated deficit	(609,142)	(595,757)

Total stockholders’ equity	180,703	186,879

Total liabilities and stockholders’ equity	$270,117	$274,569

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Net revenue	$21,033	$17,075
Cost of revenue	11,898	9,748
Stock-based compensation	82	(445)

Gross profit	9,053	7,772

Operating expenses:
Research and product development (excluding non-cash stock-based compensation expense of $216 and $(1,263))	5,953	5,744
Sales and marketing (excluding non-cash stock-based compensation expense of $159 and $(1,052))	4,682	4,277
General and administrative (excluding non-cash stock-based compensation expense of $153 and $(255))	2,482	765
Purchased in-process research and development	6,185	—
Stock-based compensation	528	(2,570)
Amortization and impairment of intangible assets	2,078	1,784

Total operating expenses	21,908	10,000

Operating loss	(12,855)	(2,228)
Other income (expense), net	(434)	(533)

Loss before income taxes	(13,289)	(2,761)
Income tax provision	96	41

Net loss	(13,385)	(2,802)
Accretion on preferred stock (Note 5)	—	(10,618)

Net loss applicable to holders of common stock	$(13,385)	$(13,420)

Basic and diluted net loss per share applicable to holders of common stock	$(0.17)	$(2.07)
Weighted average shares outstanding used to compute basic and diluted net loss per share applicable to holders of common stock	77,266	6,490

All per share amounts have been retroactively adjusted to reflect the one-for-ten reverse split of common stock and the effect of the Tellium merger. (See Note 1(b)).

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(13,385)	$(2,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,331	2,225
Stock-based compensation	610	(3,015)
Purchased in-process research and development	6,185	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,777)	6,647
Inventories	(4,138)	(235)
Prepaid expenses and other current assets	956	(157)
Other assets	17	(68)
Accounts payable	(722)	(1,584)
Accrued liabilities and other	(6,484)	(4,430)

Net cash used in operating activities	(17,407)	(3,419)

Cash flows from investing activities:
Purchases of property and equipment	(66)	(16)
Purchases of short-term and other investments	(48,966)	—
Proceeds from sale and maturities of short-term investments	69,790	—
Cash payments related to acquisitions	(650)	—

Net cash provided by (used in) investing activities	20,108	(16)

Cash flows from financing activities:
Net borrowings (payments) under credit facilities	9,700	(2,639)
Proceeds from issuance of common stock and warrants, net of repurchases	896	7
Repayment of debt	(710)	(1,157)

Net cash provided by (used in) financing activities	9,886	(3,789)

Effect of exchange rate changes on cash	(38)	14

Net increase (decrease) in cash and cash equivalents	12,549	(7,210)
Cash and cash equivalents at beginning of period	32,547	10,614

Cash and cash equivalents at end of period	$45,096	$3,404

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Common stock issued for acquisition	$5,738	$—
Series B redeemable convertible preferred stock issued for acquisition	—	10,125

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

Zhone Technologies, Inc. and subsidiaries (“the Company”) designs, develops and markets telecommunications hardware and software products for network service providers. The Company has developed an integrated hardware and software architecture designed to simplify the way network service providers deliver communication services to their subscribers. The Company’s products enable service providers to use their existing networks to deliver voice, video, data, and entertainment services to their customers. The Company was incorporated under the laws of the state of Delaware in June 1999. The Company began operations in September 1999 and is headquartered in Oakland, California.

(b)	Basis of Presentation

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

In July 2002, in conjunction with the Company’s equity restructuring, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of one-for-ten (the “Reverse Split”), causing each outstanding share of common stock to convert automatically into one-tenth of a share of common stock. In November 2003, the Company consummated its merger with Tellium, Inc. (“Tellium”). As a result of the merger with Tellium, stockholders of Zhone prior to the merger received 0.47 shares of Tellium common stock for each outstanding share of Zhone common stock, following the conversion of all outstanding shares of Zhone preferred stock into Zhone common stock. Immediately following the exchange, the combined company was renamed Zhone.

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

Stockholders’ equity has been restated to give retroactive recognition to the Reverse Split and the effect of the Tellium merger for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to paid-in capital. All references to preferred share, common share and per common share amounts for all periods presented have been retroactively restated to reflect the Reverse Split and the effect of the Tellium merger.

(c)	Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

(d)	Revenue Recognition

The Company recognizes revenue when the earnings process is complete. The Company recognizes product revenue upon shipment of product under contractual terms which transfer title to customers upon shipment, under normal credit terms, or under sales-type leases, net of estimated sales returns and allowances at the time of shipment. Revenue is deferred if there are significant post-delivery obligations, if collection is not considered reasonably assured at the time of sale, or if the fees are not fixed or determinable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. The Company’s arrangements generally do not have any significant post-delivery obligations. The Company offers products and services such as support, education and training, hardware upgrades and extended warranty coverage. For multiple element revenue arrangements, the Company establishes the fair value of these products and services based primarily on sales prices when the products and services are sold separately. When collectibility is not reasonably assured, revenue is recognized when cash is collected. Revenue from education services and support services is recognized over the contract term or as the service is performed. The Company makes certain sales to product distributors. These customers are given certain privileges to return a portion of inventory. The Company recognizes revenue on sales to distributors that have contractual return rights when the products have been sold by the distributors, unless there is sufficient customer specific sales and sales returns history to support revenue recognition upon shipment. Revenue from sales of software products is recognized provided that a purchase order has been received, the software has been shipped, collection of the resulting receivable is probable, and the amount of the related fees is fixed or determinable. To date, revenue from software transactions and sales-type leases has not been significant. The Company accrues for warranty costs, sales returns, and other allowances at the time of shipment based on historical experience and expected future costs.

(e)	Allowances for Sales Returns and Doubtful Accounts

The Company has an allowance for sales returns for estimated future product returns related to current period product revenue. The Company bases its allowance on periodic assessment of historical trends in product return rates and current approved returned products. If the actual future returns were to deviate from the historical data on which the reserve had been established, the Company’s revenue could be adversely affected.

The Company has an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. The Company bases its allowance on periodic assessment of its customers’ liquidity and financial condition through analysis of information obtained from credit rating agencies, financial statement reviews, and historical collection trends. Additional allowances may be required if the liquidity or financial condition of its customers were to deteriorate.

(f)	Inventories

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

(g)	Concentration of Risk

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers, and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended March 31, 2004, sales to two customers represented 11% and 10% of net revenue, respectively. For the three months ended March 31, 2003, sales to one customer represented 18% of net revenue. As of March 31, 2004, the Company had accounts receivable balances from three customers individually representing 24%, 16% and 10% of accounts receivable, respectively. As of December 31, 2003, the Company had accounts receivable balances from two customers individually representing 31% and 11% of accounts receivable, respectively.

(h)	Accounting for Stock-Based Compensation

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

For the three months ended March 31, 2004 and 2003, the fair value of the Company’s stock-based awards to employees was estimated using the following weighted average assumptions: expected option life of 4.0 years; dividend yield of 0%; risk-free interest rate of 3.0% and 4.5%, respectively; and volatility of 95% and 0%, respectively. Prior to entering into its merger agreement with Tellium, Inc. in July 2003, the Company used the minimum value option pricing model for privately-held companies, which does not consider the impact of stock price volatility.

The following table illustrates the effect on net loss and net loss per share if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	Three months ended March 31,
	2004	2003
Net loss, as reported	$(13,385)	$(13,420)

Add: Stock-based compensation expense included in reported net loss	610	(3,015)
Deduct: Total stock-based compensation benefit (expense) determined under fair value method for all awards	(1,861)	3,335

Pro forma net loss	$(14,636)	$(13,100)

Loss per share applicable to holders of common stock:
As reported – basic and diluted	$(0.17)	$(2.07)

Pro forma – basic and diluted	$(0.19)	$(2.02)

(i)	Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”). FIN 46R requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46R are effective immediately for all new arrangements entered into after December 31, 2003. The Company does not have any financial interests in variable interest entities created prior to December 31, 2003, for which the provisions of FIN 46R became effective on January 1, 2004. The adoption of FIN 46R did not have a material impact on the Company’s consolidated financial statements.

(2)	Acquisitions

Gluon

In February 2004, the Company acquired the assets of Gluon Networks, Inc. (“Gluon”) in exchange for total consideration of $6.49 million, consisting of common stock valued at $5.74 million, $0.65 million of cash and $0.1 million of acquisition related costs. One of our directors is a partner of a venture capital firm which is a major stockholder of Zhone, and which was also a major stockholder of Gluon. The transaction was accounted for as an asset acquisition rather than a business combination, since only assets were acquired, which consisted primarily of Gluon’s intellectual property. Gluon was a development stage company that had developed a product for customer trials but had not generated any revenue to date. The Company agreed to acquire Gluon’s intellectual property and hired approximately ten of the former Gluon employees. The Company intends to incorporate elements of the Gluon technology into its future product offerings but does not anticipate generating material revenue from such products until the second half of 2005.

The purchase price for the Gluon transaction was allocated to purchased in-process research and development - $6.19 million, and acquired workforce - $0.3 million. The amount allocated to purchased in-process research and development was charged to expense during the first quarter of 2004, because technological feasibility had not been established and no future alternative uses for the technology existed. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. Because the transaction did not constitute a business combination, no goodwill was recorded and a portion of the purchase price was allocated to the acquired workforce, which will be amortized over a two year period.

Tellium

In November 2003, the Company completed the acquisition of Tellium in exchange for total consideration of approximately $173.3 million, consisting of common stock valued at $119.4 million, options and warrants to purchase common stock valued at $7.9 million, assumed liabilities of $42.8 million, and acquisition costs of $3.2 million. The transaction was treated as a reverse merger for accounting purposes, in which the Company was treated as the acquirer based on factors including the relative voting rights, board control, and senior management composition. The purchase price was allocated to the fair values of the assets acquired as follows: net tangible assets - $144.4 million, goodwill - $25.7 million and deferred compensation - $3.1 million. The Company recorded severance and facility exit costs for the Tellium acquisition in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. A rollforward of the EITF 95-3 reserve activity was comprised as follows (in thousands):

	Severance	Facility Exit Costs	Total
Balance at December 31, 2003	$3,242	$2,372	$5,614
Cash payments	(2,982)	(1,379)	(4,361)

Balance at March 31, 2004	$260	$993	$1,253

The remaining costs accrued under EITF 95-3 are expected to be paid within the next nine months.

(3)	Long-lived Assets, Goodwill and Other Acquisition-Related Intangible Assets

As of January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized, but should be tested for impairment at least annually. The Company completed its transitional and first annual goodwill impairment test as of January 2002 and November 2002, respectively. As the Company has determined that it operates in a single segment with one operating unit, the fair value of its reporting unit was performed at the Company level using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. As of November 2003, the Company performed the annual goodwill impairment test using the market approach, reflecting the fact that the Company’s stock was publicly traded following the consummation of the Tellium merger. At March 31, 2004 and December 31, 2003, the Company had goodwill with a carrying value of $100.3 million. No goodwill impairment charges have been recorded since the initial adoption of SFAS No. 142.

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

Details of the Company’s acquisition-related intangible assets are as follows:

	March 31, 2004
	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life
		(in thousands)		(in years)
Developed technology	$35,596	$(30,706)	$4,890	3.7
Core technology	12,104	(10,289)	1,815	5.0
Others	11,312	(6,915)	4,397	3.6

Total	$59,012	$(47,910)	$11,102

	December 31, 2003
	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life
		(in thousands)		(in years)
Developed technology	$35,596	$(29,907)	$5,689	3.7
Core technology	12,104	(9,683)	2,421	5.0
Others	11,008	(6,241)	4,767	3.6

Total	$58,708	$(45,831)	$12,877

Amortization expense of acquisition-related intangible assets was $2.1 million and $1.8 million for the three months ended March 31, 2004 and 2003, respectively.

Estimated amortization expense for the future periods ending December 31 is as follows: 2004 (remainder of year) - $6.3 million, 2005 - $4.6 million, and 2006 - $0.3 million.

The changes in the carrying amount of goodwill are as follows (in thousands):

	Three months ended March 31,
	2004	2003
Beginning balance	$100,337	$70,828
Goodwill acquired	—	4,232

Ending balance	$100,337	$75,060

(4)	Inventories

Inventories as of March 31, 2004 and December 31, 2003 are as follows (in thousands):

	March 31, 2004	December 31, 2003
Inventories:
Raw materials	$22,128	$19,681
Work in process	4,603	3,088
Finished goods	1,688	1,512

	$28,419	$24,281

(5)	Redeemable Convertible Preferred Stock

During the three months ended March 31, 2003, the Company had Series AA and Series B redeemable convertible preferred stock outstanding, and was recording accretion relating to this preferred stock as described below. There were no shares of preferred stock outstanding during the three months ended March 31, 2004. All outstanding shares of preferred stock were converted to common stock prior to the consummation of the Tellium merger in November 2003.

Prior to April 17, 2003, the Company’s Series AA and Series B redeemable convertible preferred stock had contained a redemption feature, such that holders of the redeemable convertible preferred stock could require the Company to redeem the preferred stock at, or any time after, November 1, 2004, 2005, and 2006, in three annual installments, that number of shares of redeemable convertible preferred stock equal to not less than 33.3%, 66.7%, and 100%, respectively. On April 17, 2003, the terms of the redeemable convertible preferred stock were changed to eliminate the redemption feature. Upon the elimination of the redemption feature, the convertible preferred stock was reclassified to stockholders’ equity.

Prior to April 17, 2003, the Company was accreting the redeemable convertible preferred stock to its stated redemption price. The Company accreted, by charging paid in capital, $12.7 million on all outstanding Series AA and Series B redeemable convertible preferred stock through April 17, 2003, which was reflected as an increase in the carrying value of the preferred stock. Upon the elimination of the redemption feature for the Series AA and Series B preferred shares, the Company stopped recording accretion on the convertible preferred stock. The accretion of the redemption value of the redeemable convertible preferred stock for the three months ended March 31, 2003 was $10.6 million.

(6)	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended March 31,
	2004	2003
Numerator:
Net loss	$(13,385)	$(2,802)
Accretion on preferred stock	—	(10,618)

Net loss applicable to holders of common stock	$(13,385)	$(13,420)

Denominator:
Weighted average common stock outstanding	77,456	7,293
Adjustment for common stock issued subject to repurchase	(190)	(803)

Denominator for basic and diluted calculation	77,266	6,490

Basic and diluted net loss per share applicable to holders of common stock	$(0.17)	$(2.07)

The following table sets forth potential common stock that is not included in the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (in thousands, except exercise price data):

	Three Months Ended March 31, 2004	Weighted Average Exercise price
Weighted average common stock issued subject to repurchase	190	$1.84
Warrants	337	47.40
Outstanding stock options granted	4,653	4.26

	5,180

	Three Months Ended March 31, 2003	Weighted Average Exercise price
Convertible Preferred stock	38,996	N/M
Weighted average common stock issued subject to repurchase	803	$2.11
Warrants	78	29.97
Outstanding stock options granted	1,548	1.45

	41,426

(7)	Comprehensive Loss

The components of comprehensive loss, net of tax, for the three months ended March 31, 2004 and 2003 were as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(13,385)	$(13,420)
Change in unrealized loss on investments	3	—
Foreign currency translation adjustments	(38)	14

Total comprehensive loss	$(13,420)	$(13,406)

(8)	Commitments and Contingencies

Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. The Company has options to purchase the leased assets at the end of the lease terms.

Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

Operating leases
Year ending December 31:
2004 (remainder of year)	$4,785
2005	1,113
2006	425
2007	342

Total minimum lease payments	$6,665

Warranty Costs

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment.

The following table summarizes the activity related to the product warranty liability for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003
Beginning balance	$5,856	$6,040
Charged to operations	51	190
Warranty reserve from acquired companies	—	1,537
Reductions	(352)	(618)

Ending balance	$5,555	$7,149

The Company depends on sole source and limited source suppliers for several key components and contract manufacturing. If the Company was unable to obtain these components on a timely basis, the Company would be unable to meet its customers’ product delivery requirements which could adversely impact operating results.

The Company has agreements with various contract manufacturers which include inventory repurchase commitments on excess material. The Company has recorded a liability of $4.6 million related to these arrangements as of March 31, 2004 and December 31, 2003.

Letters of Credit

The Company has issued letters of credit to ensure its performance or payment to third parties in accordance with specified terms and conditions, which amounted to $0.6 million as of March 31, 2004. The Company has recorded restricted cash equal to the amount outstanding under these letters of credit.

Legal Proceedings

The Company is involved in various litigation matters relating to the operations of Tellium prior to the merger as described below.

In July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with Tellium’s October 2000 merger with Astarte Fiber Networks, Inc. Corning alleges that Astarte and Tellium, as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract, and breached warranties presented in that contract. The Demand for Arbitration was subsequently amended to add a claim for unjust enrichment. Corning seeks an award of $38 million, plus expenses and interest. Tellium filed a response with the American Arbitration Association that they are not a proper party to the dispute. A third party to the Demand has also responded to the American Arbitration Association that Tellium is not relevant to the dispute. The arbiters have been empanelled, and a preliminary hearing was held on February 27, 2003. At the preliminary hearing, Tellium made a motion to dismiss the suit against the Company for failure to state a viable claim as to Tellium, and the arbiters set a briefing schedule on the motion. The parties completed briefing on July 18, 2003. On September 17, 2003, the arbiters denied Tellium’s motion to dismiss, with a suggestion that Tellium refile its motion on the close of discovery. The parties have also commenced some discovery, including requests for documents, written interrogatories, and depositions. On October 28, 2003, Tellium commenced in the United States District Court for the Southern District of New York an action for a declaratory judgment that Tellium is not a proper party to the arbitration. Tellium’s action seeks to have the arbitration stayed and Corning enjoined from pursuing arbitration any further against Tellium. On January 28, 2004, the arbiters stayed all proceedings against Tellium, but the arbitration continues as to Astarte. It is too early in the dispute process to determine what impact, if any, this dispute will have upon the Company’s business, financial condition, or results of operations. The Company intends to vigorously defend the claims made in any legal proceedings that may result and pursue any possible counterclaims against Corning, Astarte, and other parties associated with the claims.

On various dates between approximately December 10, 2002 and February 27, 2003, numerous class-action securities complaints were filed against Tellium in the United States District Court, District of New Jersey. These complaints allege, among other things, that Tellium and its then-current directors and executive officers and its underwriter violated the Securities Act of 1933 by making false and misleading statements preceding its initial public offering and in its registration statement prospectus relating to the securities offered in the initial public offering. The complaints further allege that these parties violated the Securities Exchange Act of 1934 by acting recklessly or intentionally in making the alleged misstatements. The actions seek damages in an unspecified amount, including compensatory damages, costs, and expenses incurred in connection with the actions and equitable relief as may be permitted by law or equity. On May 19, 2003, a consolidated amended complaint representing all of the actions was filed. On August 4, 2003, Tellium and its underwriters filed motions to dismiss the complaint. On April 1, 2004, the Court issued its decision granting Tellium’s and the underwriters’ motions to dismiss, while allowing plaintiffs an opportunity to seek leave to file a further amended complaint. The Company anticipates opposing that motion and moving to have the further amended complaint dismissed with prejudice. It remains too early in the legal process to determine what impact, if any, these suits will have upon the Company’s business, financial condition, or results of operations. The Company intends to continue vigorously defending against the claims made in these actions.

On January 8, 2003 and January 27, 2003, two shareholder derivative complaints were filed on behalf of Tellium in the Superior Court of New Jersey. These complaints were made by plaintiffs who purport to be Tellium shareholders on behalf of Tellium, alleging, among other things, that Tellium directors breached their fiduciary duties to the company by engaging in stock transactions with individuals associated with Qwest, and in making materially misleading statements regarding Tellium’s relationship with Qwest. The actions seek damages in an unspecified amount, including imposition of a constructive trust in favor of Tellium for the amount of profits allegedly received through stock sales, disgorgement of proceeds in connection with the stock option exercises, damages allegedly sustained by Tellium in connection with alleged breaches of fiduciary duties, costs, and expenses incurred in connection with the actions. These cases have been stayed by the court pending the resolution of motions to dismiss in the above-referenced federal court securities actions. It is too early in the legal process to determine what impact, if any, these suits will have upon the Company’s business, financial condition, or results of operations. The Company intends to vigorously defend the claims made in these actions, which have been consolidated.

The Denver, Colorado regional office of the SEC is conducting two investigations titled In the Matter of Qwest Communications International, Inc. and In the Matter of Issuers Related to Qwest. The first of these investigations does not involve any allegation of wrongful conduct on the part of Tellium. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including Tellium. This investigation, insofar as it relates to Tellium, appears to focus generally on whether Tellium’s transactions and relationships with Qwest were appropriately disclosed in Tellium’s public filings and other public statements. In addition, the United States Attorney in Denver is conducting an investigation involving Qwest, including Qwest’s relationships with certain of its vendors, including Tellium. In connection with that investigation, the U.S. Attorney has sought documents and information from Tellium and has sought interviews and/or grand jury testimony from persons associated or formerly associated with Tellium, including certain of its officers. The U.S. Attorney has indicated that, while aspects of its investigation are in an early stage, neither Tellium nor any of the Company’s current or former officers or employees is a target of the investigation. The Company is cooperating fully with these investigations. The Company is not able, at this time, to say when the SEC or U.S. Attorney investigations will be completed and resolved, or what the ultimate outcome with respect to the Company will be. These investigations could result in substantial costs and a diversion of management’s attention and may have a material and adverse effect on the Company’s business, financial condition, and results of operations.

The Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s results of operations or financial position.

(9)	Segment Information

Zhone designs, develops and markets telecommunications hardware and software products for network service providers. The Company derives substantially all of its revenues from the sales of the Zhone product family. The Company’s chief operating decision maker is the Company’s chief executive officer, or CEO. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company has determined that it has operated within one discrete reportable business segment since inception. The Company is required to disclose certain information about geographic concentrations and revenue by product family.

	Three Months ended March 31,
	2004	2003
	(in thousands)
Revenue:
North America	$17,791	$15,717
International	3,242	1,358

Total revenue	$21,033	$17,075

	Three Months ended March 31,
	2004	2003
	(in thousands)
Revenue by Product Family:
SLMS	$9,636	$7,074
MUX	5,080	6,444
DLC	6,317	3,557

Total revenue	$21,033	$17,075

(10)	Subsequent Events

In April 2004, the Company announced a definitive agreement to acquire Sorrento Networks Corporation (“Sorrento”). Under the terms of the agreement, the Company will issue 0.9 of a share of common stock for each outstanding share of Sorrento common stock, and will assume options and warrants to purchase Sorrento common stock, with appropriate adjustments based on the merger exchange ratio. Based on a preliminary valuation, the Company would issue approximately 14.7 million shares of common stock and would assume approximately 5.4 million options and warrants to purchase common stock, and the total value of the transaction would be approximately $97.7 million. One of our directors is a partner of a venture capital firm which is a major stockholder of Zhone, and also holds warrants to purchase Sorrento common stock. The proposed merger is subject to regulatory and stockholder approvals and other closing conditions, and is currently expected to close during the second or third quarter of 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. We use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “should”, “will”, “would” and similar expressions to identify forward-looking statements. Factors that might cause such a difference include, but are not limited to, the rate of product purchases by current and prospective customers, general economic conditions, conditions specific to the telecommunications and related industries, new product introductions and enhancements by us and our competitors, competition, manufacturing and sourcing risks. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below, under “Risk Factors” and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Since inception, we have incurred significant operating losses and have an accumulated deficit of $609.1 million at March 31, 2004. The global telecommunications market has deteriorated significantly over the last several years. Many of our customers and potential customers have reduced their capital spending during this period and many others have ceased operations. Additional capital spending reductions have continued due to continued uncertainties regarding the state of the global economy, network overcapacity, customer bankruptcies, network build-out delays and limited capital availability. In response to the challenging environment, we have taken the actions that we believe are necessary for our future success. In particular, we have significantly reduced our operating costs through workforce reductions and careful cost controls. We have also taken significant write-downs of inventory, intangible assets and property and equipment. Due to our restructuring activities and careful expense controls, our net loss decreased from $108.6 million in 2002 to $17.2 million in 2003. We do not expect any significant reductions in our overall workforce for at least through the period ending December 2004.

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

Basis of Presentation

In November 2003, we consummated our merger with Tellium. Tellium was the surviving entity under corporate law and following the merger its name was changed to Zhone Technologies, Inc. However, due to various factors, including the relative voting rights, board control, and senior management composition of the combined company, the transaction was treated as a reverse merger for accounting purposes, and Zhone was treated as the “acquirer”. As a result, the financial statements of the combined company after the merger reflect the financial results of Zhone on a historical basis after giving effect to the merger exchange ratio to historical share-related data. The results of operations for Tellium were included in the combined company’s results of operations from the effective date of the merger.

In July 2002, in conjunction with our equity restructuring, our Board of Directors approved a reverse stock split of our common stock at a ratio of one-for-ten (the “Reverse Split”), causing each outstanding share of common stock to convert automatically into one-tenth of a share of common stock. As a result of the merger with Tellium, stockholders of Zhone prior to the merger received 0.47 of a share of Tellium common stock for each outstanding share of Zhone common stock, following the conversion of all outstanding shares of our preferred stock into common stock.

Stockholders’ equity has been restated to give retroactive recognition to the Reverse Split and the effect of the Tellium merger for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to paid-in capital. All references to preferred share, common share and per common share amounts for all periods presented have been retroactively restated to reflect the Reverse Split and the effect of the Tellium merger.

In October 2003, in response to an inquiry from the SEC, we restated our consolidated financial statements and related disclosures for the year ended December 31, 2002 and for the quarters ended June 30, 2003 and March 31, 2003. All information, discussions and comparisons in this report reflect the restatement. The restatement reflected increased non-cash stock-based compensation expense resulting from a change in the estimated fair value of our common stock from $0.21 per share to $3.19 per share. We also adjusted the Series AA redeemable preferred stock to reflect a decrease in the estimated fair value from $170.7 million to $126.5 million, or $5.81 per share to $4.31 per share as of July 1, 2002.

Acquisitions

As of March 31, 2004, we had completed ten acquisitions of complementary companies, products or technologies to supplement our internal growth. To date, we have generated a significant amount of our revenue from sales of products obtained through acquisitions.

We are likely to acquire additional businesses, products and technologies in the future. In April 2004, we announced a definitive agreement to acquire Sorrento Networks Corporation in a transaction valued at approximately $97.7 million based on a preliminary valuation. If we complete additional acquisitions in the future, we could consume cash, incur substantial additional debt and other liabilities, incur amortization expenses related to acquired intangible assets or incur large write-offs related to impairment of goodwill and long-lived assets. In addition, future acquisitions may have a significant impact on our short term results of operations, materially impacting revenues or expenses and making period to period comparisons of our results of operations less meaningful.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The policies discussed below are considered by management to be critical because changes in such estimates can materially affect the amount of our reported net income or loss. For all of these policies, management cautions that actual results may differ materially from these estimates under different assumptions or conditions.

Revenue Recognition

We recognize revenue when the earnings process is complete. We recognize product revenue upon shipment of product under contractual terms which transfer title to customers upon shipment, under normal credit terms, or under sales-type leases, net of estimated sales returns and allowances at the time of shipment. Revenue is deferred if there are significant post-delivery obligations, if collection is not considered reasonably assured at the time of sale, or if the fees are not fixed or determinable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. Our arrangements generally do not have any significant post delivery obligations. We offer products and services such as support, education and training, hardware upgrades and extended warranty coverage. For multiple element revenue arrangements, we establish the fair value of these products and services based primarily on sales prices when the products and services are sold separately. When collectibility is not reasonably assured, revenue is recognized when cash is collected. Revenue from education services and support services is recognized over the contract term or as the service is performed. We make certain sales to product distributors. These customers are given certain privileges to return a portion of inventory. We recognize revenue on sales to distributors that have contractual return rights when the products have been sold by the distributors, unless there is sufficient customer specific sales and sales return history to support revenue recognition upon shipment. Revenue from sales of software products is recognized provided that a purchase order has been received, the software has been shipped, collection of the resulting receivable is probable, and the amount of the related fees is fixed or determinable. To date, revenue from software transactions and sales-type leases has not been significant. We accrue for warranty costs, sales returns, and other allowances at the time of shipment based on historical experience and expected future costs.

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

As of March 31, 2004, we have $100.3 million of goodwill, $11.1 million of other acquisition-related intangible assets and $22.2 million of property and equipment. Other acquisition-related intangible assets are comprised mainly of technology in place and customer relationships. Many of the entities acquired by us do not have significant tangible assets, as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to purchased in-process research and development for future acquisitions, and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price of the acquired companies to intangible assets and goodwill has a significant impact on our future operating results. The allocation process requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, we would have to perform an impairment review that might result in material write-downs of intangible assets and/or goodwill. Other factors we consider important which could trigger an impairment review, include, but are not limited to, significant changes in the manner of use of our acquired assets, significant changes in the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset or long-lived asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that the cost of an intangible asset or long-lived asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations of the entity or technology acquired over the remaining amortization or depreciation period, the net carrying value of the related intangible asset or long-lived asset will be reduced to fair value and the remaining amortization or depreciation period may be adjusted. For example, we recorded significant impairment charges during 2001, including $41.7 million related to goodwill and other acquired intangibles. In addition, in the fourth quarter of 2002, we recorded approximately $50.8 million of impairment in property, plant and equipment and other assets. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our intangible assets may change in the future, which could result in additional non-cash charges that would adversely affect our results of operations and financial condition.

Restructuring Charges

During the years ended December 31, 2002 and 2001, we recorded charges of $4.5 million and $5.1 million, respectively, in connection with our restructuring programs. These restructuring charges were comprised primarily of: (i) severance and related charges; (ii) facilities and lease cancellations and (iii) write-offs of abandoned equipment. We accounted for each of these costs in accordance with relevant accounting literature as summarized in SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges, Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) and EITF Issue No. 88-10, Costs Associated with Lease Modification or Termination. There were no restructuring charges recorded during the year ended December 31, 2003 or the three months ended March 31, 2004.

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

RESULTS OF OPERATIONS

We list in the tables below the historical condensed consolidated statement of operations as a percentage of revenue for the periods indicated.

	Three Months Ended March 31
	2004	2003
Net revenue	100%	100%
Cost of revenue	57%	54%

Gross profit	43%	46%
Operating expenses:
Research and product development	28%	34%
Sales and marketing	22%	25%
General and administrative	12%	4%
Purchased in-process research and development	29%	0%
Stock-based compensation	3%	(15)%
Amortization and impairment of intangible assets	10%	10%

Total operating expenses	104%	59%

Operating loss	(61)%	(13)%
Other income (expense), net	(2)%	(3)%

Loss before income taxes	(63)%	(16)%
Income tax provision	(1)%	0%

Net loss	(64)%	(16)%

Revenue

Information about our revenue for products and services for the three months ended March 31, 2004 and 2003 is summarized below (in millions):

	Three Months Ended March 31,
	2004	2003	Increase (Decrease)	% change
Products	$19.1	$15.2	$3.9	26%
Services	1.9	1.9	—	(1)%

Total	$21.0	$17.1	$3.9	23%

Information about our revenue for North America and International markets for the three months ended March 31, 2004 and 2003 is summarized below (in millions):

	Three Months Ended March 31,
	2004	2003	Increase (Decrease)	% change
North America	$17.8	$15.7	$2.1	13%
International	3.2	1.4	1.8	139%

Total	$21.0	$17.1	$3.9	23%

Information about our revenue by product line for the three months ended March 31, 2004 and 2003 is summarized below (in millions):

	Three Months Ended March 31,
	2004	2003	Increase (Decrease)	% change
SLMS	$9.6	$7.1	$2.5	36%
MUX	5.1	6.4	(1.3)	(21)%
DLC	6.3	3.6	2.7	78%

	$21.0	$17.1	$3.9	23%

For the three months ended March 31, 2004, total revenue increased 23% or $3.9 million to $21.0 million from $17.1 million for the same period last year. For the three months ended March 31, 2004, product revenue increased by 26% or $3.9 million from the same period last year, due to stabilizing demand for our products compared to the same period last year, in which revenue had declined significantly on a sequential basis from the fourth quarter of 2002. Service revenue decreased modestly for the three months ended March 31, 2004 compared to the same period last year. For the three months ended March 31, 2004, international revenue increased by $1.8 million to $3.2 million compared to $1.4 million for the same period last year. The increase in international revenue was due to sales to one customer in Asia during the period that represented an unusually high purchase volume.

Revenue for our SLMS product family increased by 36%, or $2.5 million, for the three months ended March 31, 2004 as compared to the same period last year. The increase in SLMS revenue was primarily attributable to the one customer in Asia as described above. Revenue for our DLC product family increased by 78%, or $2.7 million for the three months ended March 31, 2004 as compared to the same period last year. Revenue for our MUX product line declined by 21% or $1.3 million for the three months ended March 31, 2004 as compared to the same period last year.

While we anticipate focusing our sales and marketing efforts on our SLMS product family in 2004, revenue from the DLC and MUX product families is expected to continue to represent a significant percentage of total revenue, given the current trends in service provider capital spending, which tend to focus more on supporting legacy type revenue generating activities rather than investing in newer, more technologically advanced types of products. We expect that over time, the product mix will continue to shift towards next generation products in SLMS, with MUX and DLC revenues remaining flat or declining as a percentage of total revenues. However in any given quarter, revenue from the MUX and DLC product lines may fluctuate significantly, due to seasonal and other variations in the purchasing patterns for the major customers of these products.

Two customers accounted for 11% and 10% of total revenue, respectively, for the three months ended March 31, 2004. One customer accounted for 18% of total revenue for the three months ended March 31, 2003. No other customer accounted for 10% or more of total revenue in either period. Although our largest customers have varied over time, we anticipate that our results of operations in any given period will continue to depend to a great extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue

For the three months ended March 31, 2004, cost of revenue increased $2.7 million to $12.0 million compared to $9.3 million for the same period last year. Total cost of revenue was 57% of revenue for the three months ended March 31, 2004, compared to 54% of revenue for the same period last year. Cost of revenue was higher as a percentage of revenue for the three months ended March 31, 2004 due primarily to the effect on cost of revenue of stock-based compensation expense. During the three months ended March 31, 2003, cost of revenue included a net benefit relating to stock-based compensation of $445,000, compared to a net expense in the same period of the current year of $82,000. The impact of this difference was approximately 3% of revenue. The net benefit in the prior year period resulted from a reversal of stock-based compensation due to the forfeiture of unvested shares which exceeded the amortization of deferred compensation in that period.

Cost of revenue for the three months ended March 31, 2004 was negatively impacted by excess inventory charges and a shift in product mix towards a higher percentage of lower margin DLC products. This effect was offset by the favorable impact of the revenue transaction with the one customer in Asia as described above, for which the inventory had been previously written down. We currently expect that cost of revenue will continue to be approximately 57% of revenue for the three months ending June 30, 2004.

Research and Product Development Expenses

For the three months ended March 31, 2004, research and development expenses increased by $0.2 million to $5.9 million, compared to $5.7 million for the same period last year. The modest increase was primarily due to higher compensation related expenses.

Sales and Marketing Expenses

For the three months ended March 31, 2004, sales and marketing expenses increased by $0.4 million to $4.7 million, compared to $4.3 million for the same period last year. The increase was primarily due to higher commissions, customer service and marketing related expenses driven by the overall increase in revenue.

General and Administrative Expenses

For the three months ended March 31, 2004, general and administrative expenses increased by $1.7 million to $2.5 million, compared to $0.8 million for the same period last year. The significant increase was primarily due to charges related to lease terminations for two excess facilities and increased costs associated with being an SEC registrant.

Purchased In-Process Research and Development Expense

During the three months ended March 31, 2004, we recorded a charge of $6.2 million for purchased in-process research and development expense relating to the acquisition of the assets of Gluon Networks. The amount was charged to expense because technological feasibility had not been established and no future alternative uses for the technology existed. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. No charges for purchased in-process research and development were recorded in the same period last year.

Stock-Based Compensation Expense

Stock-based compensation expense was $0.6 million for the three months ended March 31, 2004, compared to a benefit of $3.0 million for the same period last year. Stock-based compensation expense primarily resulted from the difference between the fair value of our common stock and the exercise price for stock options granted to employees on the date of grant. We amortize the resulting deferred compensation over the vesting periods of the applicable options using an accelerated method, which can result in a net credit to stock-based compensation expense during a particular period, if the amount reversed due to the forfeiture of unvested shares exceeds the amortization of deferred compensation. During the three months ended March 31, 2003, the amount reversed due to the forfeiture of unvested shares exceeded the amortization of deferred compensation, resulting in a net benefit of $3.0 million.

For the three month periods ended March 31, 2004 and 2003, stock-based compensation expense consisted of (in thousands):

	Three Months Ended
	March 31, 2004	March 31, 2003
Amortization of deferred compensation	$678	$2,073
Benefit due to reversal of previously recorded stock-based compensation expense on forfeited shares	(7)	(5,092)
Compensation expense (benefit) relating to non-employees	(61)	1
Compensation expense relating to exchange of stock options	—	3

	$610	$(3,015)

Amortization and Impairment of Intangibles

For the three months ended March 31, 2004 amortization of intangibles increased by $0.3 million compared to the same period last year, due to the acquisitions of eLuminant in February 2003 and Gluon in February 2004.

Other Income (Expense), Net

For the three months ended March 31, 2004, other income (expense), net decreased by $0.1 million compared to $0.5 million for the same period last year. The detail is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Interest expense	$(899)	$(1,014)
Interest income	394	50
Other income (expense)	71	431

	$(434)	$(533)

Interest expense decreased for the three months ended March 31, 2004 as compared to the same period last year due primarily to a decrease in the amount of average outstanding borrowings. Interest income increased for the three months ended March 31, 2004 as compared to the same period last year due primarily to higher average balances of cash and short-term investments.

Liquidity and Capital Resources

Historically, we have financed our operations through private sales of capital stock and borrowings under various debt arrangements. Following the completion of our merger with Tellium, Inc. in November 2003, in which our common stock became publicly traded, we expect to finance our operations through a combination of our existing cash, cash equivalents and short-term investments, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At March 31, 2004, cash, cash equivalents and short-term investments, all of which are available to fund current operations, were $90.0 million. This amount includes cash and cash equivalents of $45.1 million, as compared with $32.5 million at December 31, 2003. The increase in cash and cash equivalents of $12.6 million was attributable to cash provided by investing activities of $20.1 million and cash provided by financing activities of $9.9 million offset by cash used in operating activities of $17.4 million.

Net cash provided by investing activities consisted primarily of net maturities of short-term investments of $20.8 million. Net cash provided by financing activities consisted primarily of net borrowings under our line of credit of $9.7 million. Net cash used in operating activities consisted of the net loss of $13.4 million, adjusted for non-cash charges totaling $9.1 million and changes in operating assets and liabilities totaling $13.1 million. The most significant components of the changes in operating assets and liabilities were a decrease in accrued expenses of $6.5 million and an increase in inventories of $4.1 million.

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

Currently, our primary source of liquidity comes from our cash and cash equivalents and short-term investments, which totaled $90.0 million at March 31, 2004, and our line of credit agreement, under which $14.5 million was outstanding at March 31, 2004, and an additional $7.1 million was committed as security for obligations under our secured real estate loan facility and other letters of credit. In February 2004, we entered into a new line of credit agreement with the same financial institution that had provided our previous working capital financing. The new line of credit agreement has a maximum credit limit of $25.0 million with no borrowing base restrictions. Borrowings under the line of credit agreement bear interest at the financial institution’s prime rate or LIBOR plus 2.9%, at the election of the borrower.

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

In March 2004, we filed a Form S-3 Registration Statement which will allow us to sell, from time to time, up to $100 million of our common stock or other securities. Although we may use this multi-purpose shelf registration to raise additional capital, there can be no certainty as to when or if we may offer any securities under the shelf registration or what the terms of any such offering would be.

Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At March 31, 2004, three customers represented 24%, 16% and 10%, respectively, of our total accounts receivable balance. Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt. We currently intend to fund our operations for the foreseeable future using our existing cash, cash equivalents and investments and liquidity available under our line of credit agreement.

Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and investments and available credit facilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Contractual Commitments and Off-Balance Sheet Arrangements

At March 31, 2004, our future contractual commitments by fiscal year were as follows (in thousands):

	Total	Remainder of 2004	2005	2006	2007
Operating leases	$6,665	$4,785	$1,113	$425	$342
Debt	32,681	644	934	31,103	—
Inventory purchase commitments	4,574	4,574	—	—	—

Total future contractual commitments	$43,920	$10,003	$2,047	$31,528	$342

The amounts shown above represent off-balance sheet arrangements to the extent that a liability is not already recorded on our balance sheet. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. For debt obligations, the amounts shown above represent the scheduled principal repayments, but not the associated interest payments which may vary based on changes in market interest rates. At March 31, 2004, the interest rate on our outstanding debt obligations was 8.0%. Inventory purchase commitments represent the amount of excess inventory purchase commitments that have been recorded on our balance sheet at March 31, 2004.

We also had commitments under outstanding letters of credit totaling $0.6 million at March 31, 2004. We have recorded restricted cash on our balance sheet equal to the amount outstanding under these letters of credit.

RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information set forth in this report, before making any investment decisions regarding our company. Each of these risk factors could adversely affect our business, financial condition and results of operations.

We have entered into a merger agreement with Sorrento Networks Corporation. Failure to complete the merger with Sorrento could have a material adverse effect on our business, financial condition, and results of operations.

We have entered into a merger agreement with Sorrento, which is subject to the approval of the stockholders of both Zhone and Sorrento. There can be no assurance that the merger will occur or, if it does, what effect it will have on our business, financial condition, and results of operations. Completion of the merger is subject to several closing conditions, including obtaining requisite regulatory and stockholder approvals. In addition, Sorrento is required to have a minimum closing cash balance of $5 million after payment of all legal, accounting, banking, severance and bonus obligations, and must secure the election of the holders of at least 75% of its outstanding PIPE warrants to receive warrants to purchase Zhone common stock in the merger in exchange for their PIPE warrants. Zhone and Sorrento may be unable to obtain such approvals on a timely basis or at all. If the merger with Sorrento is not completed, we could suffer a number of consequences that would adversely affect our business, including:

•	the diversion of management’s attention from our day-to-day business and the unavoidable disruption of our employees and our relationships with customers as a result of efforts relating to the merger;

•	uncertainties relating to the anticipated merger may detract from our ability to grow revenues and minimize costs, which, in turn, may lead to a loss of market position;

•	the significant expenses we have incurred and will continue to incur in connection with the proposed transaction, and;

•	the possibility that termination of the merger agreement under some circumstances would require us to reimburse expenses incurred by Sorrento up to $1 million.

We may not achieve the benefits we expect from the merger with Sorrento, which may have a material adverse effect on the combined company’s business, financial condition, and results of operations.

The combined company will need to overcome significant challenges in order to realize any benefits or synergies from the merger, including timely, efficient and successful execution of a number of post-merger strategies, including:

•	combining the operations of the two companies;

•	integrating and managing the combined company;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of both companies;

•	retaining strategic partners of each company; and

•	creating and maintaining uniform standards, controls, procedures, policies, and information.

The execution of these post-merger strategies will involve considerable risks and may not be successful. These risks include:

•	the potential disruption of the combined company’s ongoing business and distraction of its management;

•	unanticipated expenses and potential delays related to integration of technology and other resources of the two companies;

•	the significant expenses the combined company will incur in connection with the proposed transaction;

•	the impairment of relationships with employees, suppliers, and customers as a result of any integration of new management personnel; and

•	potential unknown liabilities associated with the merger and the combined operations.

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

We have incurred significant losses to date and expect that we will to continue to incur losses in the foreseeable future. Our net losses for 2003 and 2002 were $17.2 million and $108.6 million, respectively. Our net loss for the three months ended March 31, 2004 was $13.4 million, and we had an accumulated deficit of $609.1 million at March 31, 2004.

We have not generated positive cash flow from operations since inception, and expect this trend to continue for the foreseeable future. We have significant fixed expenses and expect that we will continue to incur substantial manufacturing, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the ongoing development of the business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to possible acquisitions and the integration of new technologies. Further, as 2004 is the first full year that we will be subject to SEC reporting obligations and given the increased costs associated with compliance with the Sarbanes-Oxley Act of 2002, we are likely to incur increased expenses related to regulatory and legal compliance. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue to achieve or sustain profitability, we will continue to incur substantial operating losses and our stock price could decline.

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

The continuing acts and threats of terrorism and the geo-political uncertainties in other continents are also having an adverse effect on the U.S. economy and could possibly induce or accelerate the advent of a more severe economic downturn. The U.S. government’s political, social and economic policies and policy changes as a result of these circumstances could have consequences that we cannot predict, including causing further weaknesses in the economy. The long-term impact of these events on our business is uncertain. Additionally, the amount of debt incurred by our customers, and the continued reductions in capital spending, puts the businesses of certain of our customers and potential customers in jeopardy. As a result, our operating results and financial condition could be materially adversely affected.

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

The target customers for our products are network service providers that operate voice, data and video communications networks. There are a limited number of potential customers in our target market. During the three months ended March 31, 2004, two customers accounted for 11% and 10% of our revenue, respectively. During the year ended December 31, 2003, two customers accounted for approximately 17% and 11% of our revenue, respectively. A significant portion of our future revenue will depend on sales of our products to a limited number of customers. Any failure of one or more customers to purchase products from us for any reason, including any downturn in their businesses, would seriously harm our business, financial condition and results of operations.

Acquisitions are an important part of our strategy, and any strategic acquisitions or investments we make could disrupt our business and seriously harm our financial condition.

As of March 31, 2004, we have acquired ten companies or product lines, and we are likely to acquire additional businesses, products or technologies in the future. In April 2004, we announced a definitive agreement to acquire Sorrento Networks Corporation. On an ongoing basis, we expect to consider acquisitions of, or investments in, complementary companies, products or technologies to supplement our internal growth. In the future, we may encounter difficulties identifying and acquiring suitable acquisition candidates on reasonable terms.

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

As of March 31, 2004, we had approximately $31.8 million in long-term debt. You should be aware that this level of debt could materially and adversely affect us in a number of ways, including:

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

We face certain litigation risks.

We are a party to lawsuits and claims in the normal course of our business. In addition, we are currently involved in several litigation matters which we inherited as a result of our acquisition of Tellium. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Part II, Item 1—“Legal Proceedings”.

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

We or our customers may be party to litigation in the future to protect our intellectual property or to respond to allegations that we infringe others’ intellectual property. We may receive in the future communications from third parties inquiring about their interest in licensing certain intellectual property to us or more generally identifying intellectual property that may be the basis of a future infringement claim. We have received letters from Lucent Technologies stating that many of our products are using technology covered by or related to Lucent patents and inviting us to discuss a licensing arrangement with Lucent. To date, no lawsuit or other formal action has been filed by Lucent. However, we cannot assure you that we would be successful in defending against any Lucent infringement claims. To the extent we are not successful in defending such claims, we may be subject to substantial damages (including possible treble damages and attorneys’ fees).

If any party accuses us of infringing upon its proprietary rights, we would have to defend ourselves and possibly our customers against the alleged infringement. We cannot assure you that we would prevail in any intellectual property litigation, given its complex technical issues and inherent uncertainties. If we are unsuccessful in any such litigation, we could be subject to significant liability for damages and loss of our proprietary rights. Intellectual property litigation, regardless of its outcome, would likely be time consuming and expensive to resolve. Any such litigation could force us to stop selling, incorporating or using our products that include the challenged intellectual property, or redesign those products that use the technology. In addition, if a party accuses us of infringing upon its proprietary rights, we may have to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

We rely on contract manufacturers for a significant portion of our manufacturing requirements.

Through the third quarter of 2003, we utilized Solectron for the majority of our manufacturing requirements for all product lines. During the fourth quarter of 2003, we transitioned the manufacturing of certain product lines to another contract manufacturer, and for another product line, transitioned the manufacturing process internally. We continue to use Solectron to manufacture certain product lines under the terms of an agreement which expired in March 2004. While we have become somewhat less dependent on Solectron for our manufacturing requirements, we expect to continue to rely on contract manufacturers to fulfill a significant portion of our product manufacturing requirements.

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

While our existing contract with Solectron expired in March 2004, we continue to use Solectron to manufacture products under the terms of the expired agreement. If we are unable to continue to use Solectron for these manufacturing requirements, then we may be required to manufacture the products produced under this agreement internally or find another outside contract manufacturer. If we fail to successfully transition manufacturing operations in-house or fail to locate and qualify suitable manufacturing candidates capable of satisfying our product specifications or quantity requirements, then we may experience product shortages and, as a result, be unable to fulfill customer orders accurately and timely which could negatively affect our customer relationships and operating results. Further, new third-party manufacturers may encounter difficulties in the manufacture of our products resulting in product delivery delays.

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

We have expanded our operations rapidly since our inception. The number of our employees has grown from eight as of September 30, 1999 to 237 as of March 31, 2004. As our business grows, we expect to increase the scope of our operations and the number of our employees. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. To manage our growth properly, we must:

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

At March 31, 2004, our executive officers, directors and entities affiliated with them beneficially owned, in the aggregate, approximately 42% of our outstanding common stock. These stockholders, if acting together, will be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of our company even if such a transaction would be beneficial to our other stockholders. In addition, provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

Our stockholders will incur dilution as a result of the exercise of outstanding options and warrants and any future sale of equity or equity-linked debt securities.

The exercise of outstanding options and warrants and the future sale of any equity or equity-linked debt securities, including any additional securities issued in connection with acquisitions or in connection with our shelf registration statement, will result in dilution to our then-existing stockholders. Any dilution resulting from the future sale of equity or equity-linked debt securities will be more substantial if the price paid for such securities is less than the price paid by our then-existing stockholders for our outstanding capital stock.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003
Cash and short-term investments:
Cash and cash equivalents	$45,096	$32,547
Short-term investments	44,888	65,709

	$89,984	$98,256

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts, commercial paper, and debt securities of domestic municipalities with credit ratings of AA or better. Cash and cash equivalents are principally held with various domestic financial institutions with high-credit standing. As of March 31, 2004, we had accounts receivable balances from three customers individually representing 24%, 16% and 10% of accounts receivable, respectively.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We do not use derivative financial instruments in our investment portfolio. We do not hold financial instruments for trading or speculative purposes. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Our cash and cash equivalents and short-term investments are not subject to material interest rate risk due to their short maturities. Under our investment policy, short-term investments have a maximum maturity of one year from the date of acquisition, and the average maturity of the portfolio cannot exceed six months. Due to the relatively short maturity of the portfolio, a 10% increase in market interest rates at March 31, 2004 would decrease the fair value of the portfolio by less than $0.1 million.

Foreign Currency Risk

We transact business in various foreign countries. Substantially all of our assets are located in the United States. We have product development activities in Canada and sales operations throughout Europe, Asia, the Middle East and Latin America. Accordingly, our operating results are also exposed to changes in exchange rates between the U.S. dollar and those currencies. Since inception, we have not hedged any of our local currency cash flows. While our financial results to date have not been materially affected by any changes in currency exchange rates, devaluation of the U.S. dollar against these currencies may affect our future operating results.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various litigation matters relating to the operations of Tellium prior to the merger as described below.

In July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with Tellium’s October 2000 merger with Astarte Fiber Networks, Inc. Corning alleges that Astarte and Tellium, as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract, and breached warranties presented in that contract. The Demand for Arbitration was subsequently amended to add a claim for unjust enrichment. Corning seeks an award of $38 million, plus expenses and interest. Tellium filed a response with the American Arbitration Association that they are not a proper party to the dispute. A third party to the Demand has also responded to the American Arbitration Association that Tellium is not relevant to the dispute. The arbiters have been empanelled, and a preliminary hearing was held on February 27, 2003. At the preliminary hearing, Tellium made a motion to dismiss the suit against the Company for failure to state a viable claim as to Tellium, and the arbiters set a briefing schedule on the motion. The parties completed briefing on July 18, 2003. On September 17, 2003, the arbiters denied Tellium’s motion to dismiss, with a suggestion that Tellium refile its motion on the close of discovery. The parties have also commenced some discovery, including requests for documents, written interrogatories, and depositions. On October 28, 2003, Tellium commenced in the United States District Court for the Southern District of New York an action for a declaratory judgment that Tellium is not a proper party to the arbitration. Tellium’s action seeks to have the arbitration stayed and Corning enjoined from pursuing arbitration any further against Tellium. On January 28, 2004, the arbiters stayed all proceedings against Tellium, but the arbitration continues as to Astarte. It is too early in the dispute process to determine what impact, if any, this dispute will have upon the Company’s business, financial condition, or results of operations. The Company intends to vigorously defend the claims made in any legal proceedings that may result and pursue any possible counterclaims against Corning, Astarte, and other parties associated with the claims.

On various dates between approximately December 10, 2002 and February 27, 2003, numerous class-action securities complaints were filed against Tellium in the United States District Court, District of New Jersey. These complaints allege, among other things, that Tellium and its then-current directors and executive officers and its underwriter violated the Securities Act of 1933 by making false and misleading statements preceding its initial public offering and in its registration statement prospectus relating to the securities offered in the initial public offering. The complaints further allege that these parties violated the Securities Exchange Act of 1934 by acting recklessly or intentionally in making the alleged misstatements. The actions seek damages in an unspecified amount, including compensatory damages, costs, and expenses incurred in connection with the actions and equitable relief as may be permitted by law or equity. On May 19, 2003, a consolidated amended complaint representing all of the actions was filed. On August 4, 2003, Tellium and its underwriters filed motions to dismiss the complaint. On April 1, 2004, the Court issued its decision granting Tellium’s and the underwriters’ motions to dismiss, while allowing plaintiffs an opportunity to seek leave to file a further amended complaint. The Company anticipates opposing that motion and moving to have the further amended complaint dismissed with prejudice. It remains too early in the legal process to determine what impact, if any, these suits will have upon the Company’s business, financial condition, or results of operations. The Company intends to continue vigorously defending against the claims made in these actions.

On January 8, 2003 and January 27, 2003, two shareholder derivative complaints were filed on behalf of Tellium in the Superior Court of New Jersey. These complaints were made by plaintiffs who purport to be Tellium shareholders on behalf of Tellium, alleging, among other things, that Tellium directors breached their fiduciary duties to the company by engaging in stock transactions with individuals associated with Qwest, and in making materially misleading statements regarding Tellium’s relationship with Qwest. The actions seek damages in an unspecified amount, including imposition of a constructive trust in favor of Tellium for the amount of profits allegedly received through stock sales, disgorgement of proceeds in connection with the stock option exercises, damages allegedly sustained by Tellium in connection with alleged breaches of fiduciary duties, costs, and expenses incurred in connection with the actions. These cases have been stayed by the court pending the resolution of motions to dismiss in the above-referenced federal court securities actions. It is too early in the legal process to determine what impact, if any, these suits will have upon the Company’s business, financial condition, or results of operations. The Company intends to vigorously defend the claims made in these actions, which have been consolidated.

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

The U.S. Attorney has indicated that, while aspects of its investigation are in an early stage, neither Tellium nor any of the Company’s current or former officers or employees is a target of the investigation. The Company is cooperating fully with these investigations. The Company is not able, at this time, to say when the SEC or U.S. Attorney investigations will be completed and resolved, or what the ultimate outcome with respect to the Company will be. These investigations could result in substantial costs and a diversion of management’s attention and may have a material and adverse effect on the Company’s business, financial condition, and results of operations.

The Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s results of operations or financial position.

Item 2.	Changes in Securities and Use of Proceeds

In February 2004, the Company issued 1.0 million shares of unregistered common stock valued at $5.74 million to Gluon Networks in connection with the acquisition of its assets. The issuance was deemed exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Regulation D of the Securities Act.

In March 2004, the Company issued 10,000 shares of unregistered common stock to one entity as a charitable contribution. The issuance was deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

In April 2004, the Company filed a Registration Statement on Form S-3 which will, when declared effective, register the shares issued to the former Gluon stockholders and the shares issued as a charitable contribution as described above.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits (1)

Exhibit		Description

2.1	(2)	Agreement and Plan of Reorganization, dated as of December 7, 2000, by and among ZTI, Xybridge Technologies Acquisition Corporation and Xybridge Technologies, Inc.

2.2	(2)	Purchase and Sale Agreement, dated as of August 24, 2001, by and among ZTI, and Nortel Networks Corporation.

2.3	(2)	Agreement and Plan of Merger, dated as of June 18, 2002, by and among ZTI, VCI Acquisition Corporation and Vpacket Communications, Inc.

2.4	(2)	Stock Purchase and Sale Agreement, dated as of February 14, 2003, by and among ZTI and NEC eLuminant Technologies, Inc.

2.5	(3)	Agreement and Plan of Merger, dated as of July 27, 2003, by and among Registrant, Zebra Acquisition Corp. and ZTI.

3.1	(4)	Amended and Restated Certificate of Incorporation dated May 22, 2001.

3.2		Certificate of Amendment of Certificate of Incorporation dated November 13, 2003.

3.3		Certificate of Ownership and Merger dated November 13, 2003.

3.4	(4)	Amended and Restated Bylaws.

4.1		Form of Second Restated Rights Agreement dated November 13, 2003.

10.1	(2)	Employment Agreement, dated as of October 20, 1999, by and between ZTI and Mory Ejabat, Registrant’s Chairman and Chief Executive Officer.

10.2	(2)	Employment Agreement, dated as of October 20, 1999, by and between ZTI and Jeanette Symons, Registrant’s Chief Technology Officer and Vice President, Engineering.

10.3	(2)	Restricted Stock Purchase Agreement, dated as of July 1, 2002, by and between ZTI and Mory Ejabat.

10.4	(2)	Restricted Stock Purchase Agreement, dated as of July 1, 2002, by and between ZTI and Jeanette Symons.

10.5	(2)	Promissory Note and Pledge Agreement, dated as of July 11, 2002, by and between ZTI and Mory Ejabat.

10.6	(2)	Promissory Note and Pledge Agreement, dated as of July 11, 2002, by and between ZTI and Jeanette Symons.

10.7	(2)	Strategic Alliance Agreement, dated as of March 13, 2000, by and between ZTI and Solectron Corporation.

10.8	(2)	Form of Asset Purchase Agreement by and between ZTI and Solectron Corporation.

10.9	(2)	Supply Agreement, dated as of March 13, 2000, by and between ZTI and Solectron Corporation.

10.10	(2)	Loan and Security Agreement, dated as of March 30, 2001, by and between ZTI and Fremont Investment and Loan.

10.11	(2)	Pledge and Assignment of Cash Collateral Account, dated as of March 30, 2001, by and between ZTI and Fremont Investment and Loan.

10.12	(2)	Secured Promissory Note, dated as of March 30, 2001, by and between ZTI and Fremont Investment and Loan.

10.13	(2)	Purchase and Sale Agreement with Repurchase Options, dated as of January 20, 2000, by and between ZTI and the Redevelopment Agency of the City of Oakland.

10.14	(2)	1999 Stock Option Plan, as amended.

10.15	(4)	Amended and Restated 1997 Employee Stock Incentive Plan.

10.16	(4)	2001 Stock Incentive Plan.

10.17	(5)	2002 Employee Stock Purchase Plan.

10.18	(6)	Amended and Restated Special 2001 Stock Incentive Plan.

10.19	(7)	2002 Stock Incentive Plan.

10.20		Form of Indemnification Agreement by and between Registrant and Registrant’s directors and officers.

10.21		Amended and Restated Loan and Security Agreement, dated as of February 24, 2004, by and between Registrant and Silicon Valley Bank.

21.1		List of Subsidiaries of the Registrant

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	The exhibit list previously filed with the Registrant’s Annual Report on Form 10-K for the period ending December 31, 2003 (except for Exhibits 23.1, 24.1, 31.1, 31.2 and 32 thereto) is hereby restated as follows.

(2)	Incorporated by reference to ZTI Merger Subsidiary III, Inc.’s Report on Form 10 filed with the Commission on April 30, 2003.

(3)	Incorporated by reference from the Form 8-K filed on July 28, 2003.

(4)	Incorporated by reference from the Registration Statement filed on Form S-1, Registration No. 333-46362, as amended.

(5)	Incorporated by reference from the Registration Statement filed on Form S-8, filed with the Commission on May 21, 2002.

(6)	Incorporated by reference from the Quarterly Report filed on Form 10-Q for the period ended June 30, 2002, filed with the Commission on August 15, 2002.

(7)	Incorporated by reference from the Registration Statement filed on Form S-8, filed with the Commission on August 28, 2002.

(b)	Reports on Form 8-K

On February 3, 2004, the Company filed a current report on Form 8-K related to its financial results for the quarter ended December 31, 2003.

On February 6, 2004, the Company filed a current report on Form 8-K/A relating to a change in accountants which resulted from the merger with Tellium.

SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: May 14, 2004	By:	/s/ MORTEZA EJABAT

	Name:	Morteza Ejabat
	Title:	Chief Executive Officer