Form 10-Q
period 2004-06-30
ZHONE TECHNOLOGIES INC
filed 2004-08-09
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2004

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

As of July 31, 2004, there were approximately 93,698,000 shares of the Registrant’s Common Stock issued and outstanding.

Zhone Technologies, Inc.

FORM 10-Q

Quarterly Period Ended June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,880	$32,547
Short-term investments	24,067	65,709
Accounts receivable, net of allowances for sales returns and doubtful accounts of $2,330 and $3,505, respectively	12,379	10,693
Inventories	31,330	24,281
Prepaid expenses and other current assets	2,997	3,905

Total current assets	126,653	137,135
Property and equipment, net	22,484	22,585
Goodwill	100,337	100,337
Other acquisition-related intangible assets, net	8,772	12,877
Restricted cash	259	622
Other assets	813	1,013

Total assets	$259,318	$274,569

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,256	$19,998
Line of credit	14,300	4,800
Current portion of long-term debt	957	1,351
Accrued and other liabilities	19,821	28,685

Total current liabilities	53,334	54,834
Long-term debt, less current portion	31,487	32,040
Other long-term liabilities	719	816

Total liabilities	85,540	87,690

Stockholders’ equity:

Common stock, $0.001 par value. Authorized 900,000 shares; issued and outstanding 78,208 and 76,629 shares as of June 30, 2004 and December 31, 2003, respectively	78	77
Additional paid-in capital	794,119	787,567
Notes receivable from stockholders	(550)	(550)
Deferred compensation	(3,159)	(4,444)
Other comprehensive loss	(157)	(14)
Accumulated deficit	(616,553)	(595,757)

Total stockholders’ equity	173,778	186,879

Total liabilities and stockholders’ equity	$259,318	$274,569

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue	$21,027	$20,534	$42,060	$37,609
Cost of revenue	11,831	11,147	23,729	20,896
Stock-based compensation	66	159	148	(286)

Gross profit	9,130	9,228	18,183	16,999

Operating expenses:
Research and product development (excluding non-cash stock-based compensation expense of $150, $553, $366 and $(710))	5,648	4,454	11,601	10,198
Sales and marketing (excluding non-cash stock-based compensation expense of $114, $394, $273 and $(658))	5,163	4,271	9,845	8,548
General and administrative (excluding non-cash stock-based compensation expense of $135, $193, $288 and $(62))	2,938	1,159	5,420	1,924
Purchased in-process research and development	—	—	6,185	—
Stock-based compensation	399	1,140	927	(1,430)
Amortization and impairment of intangible assets	2,330	2,053	4,408	3,836

Total operating expenses	16,478	13,077	38,386	23,076

Operating loss	(7,348)	(3,849)	(20,203)	(6,077)
Other income (expense), net	10	(552)	(424)	(1,085)

Loss before income taxes	(7,338)	(4,401)	(20,627)	(7,162)
Income tax provision	73	56	169	97

Net loss	(7,411)	(4,457)	(20,796)	(7,259)
Accretion on preferred stock	—	(2,082)	—	(12,700)

Net loss applicable to holders of common stock	$(7,411)	$(6,539)	$(20,796)	$(19,959)

Basic and diluted net loss per share applicable to holders of common stock	$(0.10)	$(0.95)	$(0.27)	$(2.98)
Weighted average shares outstanding used to compute basic and diluted net loss per share applicable to holders of common stock	77,962	6,914	77,614	6,702

All share and per share amounts have been retroactively adjusted to reflect the one-for-ten reverse split of common stock and the effect of the Tellium merger (See Note 1(b)).

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(20,796)	$(7,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,936	4,633
Provision for doubtful accounts	(120)	(110)
Stock-based compensation	1,075	(1,716)
Purchased in-process research and development	6,185	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,566)	4,452
Inventories	(7,049)	(2,611)
Prepaid expenses and other current assets	908	78
Other assets	221	78
Accounts payable	(1,742)	630
Accrued liabilities and other	(8,832)	(8,879)

Net cash used in operating activities	(26,780)	(10,704)

Cash flows from investing activities:
Purchases of property and equipment	(658)	(57)
Purchases of short-term investments	(86,635)	—
Proceeds from sale and maturities of short-term investments	128,221	—
Cash payments related to acquisitions	(650)	—
Change in restricted cash	363	—

Net cash provided by (used in) investing activities	40,641	(57)

Cash flows from financing activities:
Net borrowings under credit facilities	9,500	4,418
Proceeds from issuance of common stock	1,004	20
Repayment of debt	(946)	(2,338)

Net cash provided by financing activities	9,558	2,100

Effect of exchange rate changes on cash	(86)	25

Net increase (decrease) in cash and cash equivalents	23,333	(8,636)
Cash and cash equivalents at beginning of period	32,547	10,614

Cash and cash equivalents at end of period	$55,880	$1,978

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Common stock and options issued for acquisition	$5,738	$—
Series B redeemable convertible preferred stock issued for acquisition	—	10,125

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

Zhone Technologies, Inc. and its subsidiaries (collectively, “the Company”) designs, develops and markets telecommunications hardware and software products for network service providers. The Company has developed an integrated hardware and software architecture designed to simplify the way network service providers deliver communication services to their subscribers. The Company’s products enable service providers to use their existing networks to deliver voice, video, data, and entertainment services to their customers. The Company was incorporated under the laws of the state of Delaware in June 1999. The Company began operations in September 1999 and is headquartered in Oakland, California.

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

In July 2002, in conjunction with the Company’s equity restructuring, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of one-for-ten (the “Reverse Split”), causing each outstanding share of common stock to convert automatically into one-tenth of a share of common stock. In November 2003, the Company consummated its merger with Tellium, Inc. (“Tellium”). As a result of the merger with Tellium, stockholders of Zhone prior to the merger received 0.47 of a share of Tellium common stock for each outstanding share of Zhone common stock, following the conversion of all outstanding shares of Zhone preferred stock into Zhone common stock. Immediately following the closing of the merger, the combined company was renamed Zhone.

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

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers, and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three and six months ended June 30, 2004, sales to one customer represented 15% and 12% of net revenue, respectively. For the three months ended June 30, 2003, sales to two customers represented 20% and 14 % of net revenue, respectively. For the six months ended June 30, 2003, sales to two customers represented 19% and 11% of net revenue, respectively. As of June 30, 2004, the Company had accounts receivable balances from three customers individually representing 19%, 11% and 11% of accounts receivable, respectively. As of December 31, 2003, the Company had accounts receivable balances from two customers individually representing 31% and 11% of accounts receivable, respectively.

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

For the six month periods ended June 30, 2004 and 2003, the fair value of the Company’s stock-based awards to employees was estimated using the following weighted average assumptions: expected option life of 4.0 years; dividend yield of 0%; risk-free interest rate of 3.3%; and volatility of 91% and 0%, respectively. Prior to entering into its merger agreement with Tellium, Inc. in July 2003, the Company used the minimum value option pricing model for privately-held companies, which does not consider the impact of stock price volatility.

The following table illustrates the effect on net loss and net loss per share if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(7,411)	$(6,539)	$(20,796)	$(19,959)

Add: Stock-based compensation expense (benefit) included in reported net loss	465	1,299	1,075	(1,716)
Deduct: Total stock-based compensation (expense) benefit determined under fair value method for all awards	(1,418)	(1,806)	(3,279)	1,529

Pro forma net loss	$(8,364)	$(7,046)	$(23,000)	$(20,146)

Loss per share applicable to holders of common stock:
As reported – basic and diluted	$(0.10)	$(0.95)	$(0.27)	$(2.98)

Pro forma – basic and diluted	$(0.11)	$(1.02)	$(0.30)	$(3.00)

(2)	Acquisitions

Sorrento

In April 2004, the Company announced a definitive agreement to acquire Sorrento Networks Corporation (“Sorrento”). The acquisition was approved by stockholders of both companies on June 30, 2004 and closed on July 1, 2004. Under the terms of the agreement, the Company issued 0.9 of a share of common stock for each outstanding share of Sorrento common stock, and assumed outstanding options and warrants to purchase Sorrento common stock, with appropriate adjustments based on the merger exchange ratio. The Company issued approximately 15.5 million shares of common stock and assumed approximately 4.6 million options and warrants to purchase common stock. One of Zhone’s directors is a partner of a venture capital firm which is a major stockholder of Zhone, and which also held warrants to purchase Sorrento common stock that were assumed by Zhone.

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

The purchase price for the Gluon transaction was allocated to purchased in-process research and development - $6.19 million, and acquired workforce - $0.3 million. The amount allocated to purchased in-process research and development was charged to expense during the first quarter of 2004, because technological feasibility had not been established and no future alternative uses for the technology existed. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. Because the transaction did not constitute a business combination, no goodwill was recorded and a portion of the purchase price was allocated to the acquired workforce, which was being amortized over a two year period. During the three months ended June 30, 2004, the Company recorded an impairment charge of $0.2 million to writeoff the remaining carrying value of the Gluon acquired workforce, because the majority of the former Gluon employees were no longer employed by the Company at June 30, 2004.

Tellium

In November 2003, the Company completed the acquisition of Tellium in exchange for total consideration of approximately $173.3 million, consisting of common stock valued at $119.4 million, options and warrants to purchase common stock valued at $7.9 million, assumed liabilities of $42.8 million, and acquisition costs of $3.2 million. The transaction was treated as a reverse merger for accounting purposes, in which the Company was treated as the acquirer based on factors including the relative voting rights, board control, and senior management composition. The purchase price was allocated to the fair values of the assets acquired as follows: net tangible assets - $144.4 million, goodwill - $25.7 million and deferred compensation - $3.1 million. The Company recorded severance and facility exit costs for the Tellium acquisition in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” A rollforward of the EITF 95-3 reserve activity was comprised as follows (in thousands):

	Severance	Facility Exit Costs	Total
Balance at December 31, 2003	$3,242	$2,372	$5,614
Cash payments	(2,989)	(1,508)	(4,497)

Balance at June 30, 2004	$253	$864	$1,117

The remaining costs accrued under EITF 95-3 are expected to be paid within the next six months.

(3)	Long-lived Assets, Goodwill and Other Acquisition-Related Intangible Assets

As of January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized, but should be tested for impairment at least annually. The Company completed its transitional and first annual goodwill impairment test as of January 2002 and November 2002, respectively. As the Company has determined that it operates in a single segment with one operating unit, the fair value of its reporting unit was performed at the Company level using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. As of November 2003, the Company performed the annual goodwill impairment test using the market approach, reflecting the fact that the Company’s stock was publicly traded following the consummation of the Tellium merger. At June 30, 2004 and December 31, 2003, the Company had goodwill with a carrying value of $100.3 million. No goodwill impairment charges have been recorded since the initial adoption of SFAS No. 142.

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

Details of the Company’s acquisition-related intangible assets are as follows:

	June 30, 2004
	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life
		(in thousands)		(in years)
Developed technology	$35,596	$(31,505)	$4,091	3.7
Core technology	12,104	(10,893)	1,211	5.0
Others	11,008	(7,538)	3,470	3.6

Total	$58,708	$(49,936)	$8,772

	December 31, 2003
	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life
		(in thousands)		(in years)
Developed technology	$35,596	$(29,907)	$5,689	3.7
Core technology	12,104	(9,683)	2,421	5.0
Others	11,008	(6,241)	4,767	3.6

Total	$58,708	$(45,831)	$12,877

Amortization expense of acquisition-related intangible assets was $2.1 million for each of the three month periods ended June 30, 2004 and 2003, and $4.2 million and $3.8 million for the six months ended June 30, 2004 and 2003, respectively. In addition, during the three months ended June 30, 2004, the Company recorded an impairment charge of $0.2 million relating to the Gluon acquired workforce.

Projected future amortization expense for the fiscal years ending December 31, is as follows: 2004 (remainder of year) - $4.1 million, 2005 - $4.4 million, 2006 - $0.3 million.

The changes in the carrying amount of goodwill are as follows (in thousands):

	Six months ended June 30,
	2004	2003
Beginning balance	$100,337	$70,828
Goodwill acquired	—	4,232
Adjustments	—	(149)

Ending balance	$100,337	$74,911

(4)	Inventories

Inventories as of June 30, 2004 and December 31, 2003 are as follows (in thousands):

	June 30, 2004	December 31, 2003
Inventories:
Raw materials	$25,040	$19,681
Work in process	4,344	3,088
Finished goods	1,946	1,512

	$31,330	$24,281

(5)	Redeemable Convertible Preferred Stock

During the three and six months ended June 30, 2003, the Company had Series AA and Series B redeemable convertible preferred stock outstanding, and was recording accretion relating to this preferred stock as described below. There were no shares of preferred stock outstanding during the three and six months ended June 30, 2004. All outstanding shares of preferred stock were converted to common stock prior to the consummation of the Tellium merger in November 2003.

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

Prior to April 17, 2003, the Company was accreting the redeemable convertible preferred stock to its stated redemption price. The Company accreted, by charging paid in capital, $12.7 million on all outstanding Series AA and Series B redeemable convertible preferred stock through April 17, 2003, which was reflected as an increase in the carrying value of the preferred stock. Upon the elimination of the redemption feature for the Series AA and Series B preferred shares, the Company stopped recording accretion on the convertible preferred stock. The accretion of the redemption value of the redeemable convertible preferred stock for the three and six months ended June 30, 2003 was $2.1 million and $12.7 million, respectively.

(6)	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(7,411)	$(4,457)	$(20,796)	$(7,259)
Accretion on preferred stock	—	(2,082)	—	(12,700)

Net loss applicable to holders of common stock	$(7,411)	$(6,539)	$(20,796)	$(19,959)

Denominator:
Weighted average common stock outstanding	78,137	7,309	77,796	7,301
Adjustment for common stock issued subject to repurchase	(175)	(395)	(182)	(599)

Denominator for basic and diluted calculation	77,962	6,914	77,614	6,702

Basic and diluted net loss per share applicable to holders of common stock	$(0.10)	$(0.95)	$(0.27)	$(2.98)

The following table sets forth potentially dilutive securities that have been excluded from the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (in thousands, except weighted average exercise prices):

	Three Months Ended June 30, 2004	Weighted Average Exercise price	Six Months Ended June 30, 2004	Weighted Average Exercise price
Weighted average common stock issued subject to repurchase	175	$1.87	182	$1.87
Warrants	353	45.46	353	45.46
Outstanding stock options granted	4,831	4.28	4,831	4.28

	5,359		5,366

	Three Months Ended June 30, 2003	Weighted Average Exercise price	Six Months Ended June 30, 2003	Weighted Average Exercise price
Convertible Preferred stock	38,996	N/M	38,996	N/M
Weighted average common stock issued subject to repurchase	396	$2.15	600	$2.15
Warrants	80	27.60	80	27.60
Outstanding stock options granted	1,448	1.45	1,448	1.45

	40,920		41,124

(7)	Comprehensive Loss

The components of comprehensive loss, net of tax, for the three and six months ended June 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(7,411)	$(4,457)	$(20,796)	$(7,259)
Change in unrealized gain (loss) on investments	(59)	—	(57)	—
Foreign currency translation adjustments	(48)	11	(86)	25

Total comprehensive loss	$(7,518)	$(4,446)	$(20,939)	$(7,234)

(8)	Commitments and Contingencies

Line of Credit and Long-Term Debt

The Company has a $25.0 million line of credit agreement, under which $14.3 million was outstanding at June 30, 2004, and an additional $7.3 million was committed as security for obligations under the Company’s secured real estate loan facility and other letters of credit. Borrowings under the line of credit agreement bear interest at the financial institution’s prime rate or LIBOR plus 2.9%, at the Company’s election. The interest rate was 4.1% at June 30, 2004.

At June 30, 2004, the Company had $32.4 million of debt outstanding under a secured real estate loan facility which matures in April 2006. The interest rate on these debt obligations was 8.0% at June 30, 2004.

Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. The Company has options to purchase the leased assets at the end of the lease terms.

Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

Operating leases
Year ending December 31:
2004 (remainder of the year)	$4,923
2005	2,161
2006	764
2007	342

Total minimum lease payments	$8,190

The amount shown above for 2004 includes projected payments and obligations for leases that the Company is no longer utilizing, most of which relate to excess facilities obtained through acquisitions. At June 30, 2004, $3.7 million was accrued relating to excess facilities.

Warranties & Other Commitments

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment.

The following table reconciles changes in the Company’s accrued warranties and related costs for the six months ended June 30, 2004 and 2003, respectively (in thousands):

	Six Months Ended June 30,
	2004	2003
Beginning balance	$5,856	$6,040
Charged to operations	389	263
Warranty reserve from acquired companies	—	1,537
Reductions	(805)	(1,451)

Ending balance	$5,440	$6,389

The Company depends on sole source and limited source suppliers for several key components and on contract manufacturers to manufacture certain product lines. If the Company was unable to obtain these components on a timely basis, or if its contract manufacturers were unable to meet the Company’s delivery requirements, the Company’s operating results could be materially adversely affected.

The Company has agreements with various contract manufacturers which include inventory repurchase commitments on excess material. The Company has recorded a liability of $4.7 million and $4.6 million related to these arrangements as of June 30, 2004 and December 31, 2003, respectively.

Letters of Credit

The Company has letters of credit to ensure its performance of product warranties or payment to third parties in accordance with specified terms and conditions, which amounted to $0.3 million and $0.6 million as of June 30, 2004 and December 31, 2003, respectively.

Legal Proceedings

The Company is involved in various litigation matters relating to the operations of Tellium prior to the merger as described below.

In July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with Tellium’s October 2000 merger with Astarte Fiber Networks, Inc. Corning alleged that Astarte and Tellium, as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract, and breached warranties presented in that contract. The Demand for Arbitration was subsequently amended to add a claim for unjust enrichment. Corning sought an award of $38 million, plus expenses and interest. On October 28, 2003, Tellium commenced in the United States District Court for the Southern District of New York an action for a declaratory judgment that Tellium is not a proper party to the arbitration. Tellium’s action sought to have the arbitration stayed and Corning enjoined from pursuing arbitration any further against Tellium. A hearing on the merits of the arbitration began on March 15, 2004 and concluded on May 5, 2004. On June 21, 2004, the Court denied Corning’s motion for reconsideration, denied Corning’s motion to dismiss, granted Tellium’s motion for summary judgment, and imposed a permanent injunction against Corning enjoining Corning from continuing its attempts to make Tellium a party to the arbitration. On June 22, 2004, the arbitration panel issued its decision whereby it dismissed all of Corning’s claims against Astarte and the Company, as Tellium’s successor-in-interest.

On various dates between approximately December 10, 2002 and February 27, 2003, numerous class-action securities complaints were filed against Tellium in the United States District Court, District of New Jersey. These complaints allege, among other things, that Tellium and its then-current directors and executive officers and its underwriter violated the Securities Act of 1933 by making false and misleading statements preceding its initial public offering and in its registration statement prospectus relating to the securities offered in the initial public offering. The complaints further allege that these parties violated the Securities Exchange Act of 1934 by acting recklessly or intentionally in making the alleged misstatements. The actions seek damages in an unspecified amount, including compensatory damages, costs, and expenses incurred in connection with the actions and equitable relief as may be permitted by law or equity. On May 19, 2003, a consolidated amended complaint representing all of the actions was filed. On August 4, 2003, Tellium and its underwriters filed motions to dismiss the complaint. On April 1, 2004, the Court issued its decision granting Tellium’s and the underwriters’ motions to dismiss, while allowing plaintiffs an opportunity to seek leave to file a further amended complaint. On May 14, 2004, the plaintiffs filed a second consolidated and amended class action complaint. On June 25, 2004, the Company, as Tellium’s successor-in-interest, moved to have the second consolidated and amended class action complaint dismissed with prejudice. It remains too early in the legal process to determine what impact, if any, these suits will have upon the Company’s business, financial condition, or results of operations. The Company intends to continue vigorously defending against the claims made in these actions.

On January 8, 2003 and January 27, 2003, two shareholder derivative complaints were filed on behalf of Tellium in the Superior Court of New Jersey. These complaints were made by plaintiffs who purport to be Tellium shareholders on behalf of Tellium, alleging, among other things, that Tellium directors breached their fiduciary duties to the company by engaging in stock transactions with individuals associated with Qwest Communications International Inc., and in making materially misleading statements regarding Tellium’s relationship with Qwest. The actions seek damages in an unspecified amount, including imposition of a constructive trust in favor of Tellium for the amount of profits allegedly received through stock sales, disgorgement of proceeds in connection with the stock option exercises, damages allegedly sustained by Tellium in connection with alleged breaches of fiduciary duties, costs, and expenses incurred in connection with the actions. These cases have been stayed by the court pending the resolution of motions to dismiss in the above-referenced federal court securities actions. It is too early in the legal process to determine what impact, if any, these suits will have upon the Company’s business, financial condition, or results of operations. The Company intends to vigorously defend the claims made in these actions, which have been consolidated.

The Denver, Colorado regional office of the SEC is conducting two investigations titled In the Matter of Qwest Communications International Inc. and In the Matter of Issuers Related to Qwest. The first of these investigations does not involve any allegation of wrongful conduct on the part of Tellium. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including Tellium. This investigation, insofar as it relates to Tellium, appears to focus generally on whether Tellium’s transactions and relationships with Qwest were appropriately disclosed in Tellium’s public filings and other public statements. In addition, the United States Attorney in Denver is conducting an investigation involving Qwest, including Qwest’s relationships with certain of its vendors, including Tellium. In connection with that investigation, the U.S. Attorney has sought documents and information from Tellium and has sought interviews and/or grand jury testimony from persons associated or formerly associated with Tellium, including certain of its officers. The U.S. Attorney has indicated that, while aspects of its investigation are in an early stage, neither Tellium nor any of the Company’s current or former officers or employees is a target of the investigation. The Company is cooperating fully with these investigations. The Company is not able, at this time, to say when the SEC or U.S. Attorney investigations will be completed and resolved, or what the ultimate outcome with respect to the Company will be. These investigations could result in substantial costs and a diversion of management’s attention and may have a material and adverse effect on the Company’s business, financial condition, and results of operations.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Revenue:
North America	$17,094	$18,671	$34,885	$34,388
International	3,933	1,863	7,175	3,221

Total revenue	$21,027	$20,534	$42,060	$37,609

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Revenue by Product Family:
SLMS	$8,533	$7,314	$18,169	$14,388
MUX	7,908	8,425	12,988	14,869
DLC	4,586	4,795	10,903	8,352

Total revenue	$21,027	$20,534	$42,060	$37,609

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. We use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “should”, “will”, “would” and similar expressions to identify forward-looking statements. Factors that might cause such a difference include, but are not limited to, the rate of product purchases by current and prospective customers, risks relating to the integration of Sorrento, general economic conditions, conditions specific to the telecommunications and related industries, new product introductions and enhancements by us and our competitors, unanticipated regulatory changes, competition, manufacturing and sourcing risks. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below, under “Risk Factors” and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

We were founded in 1999 to offer network service providers a simplified, comprehensive architectural approach to delivering services over their access networks.

We have developed hardware and software that simplifies the way network service providers deliver communication services to their subscribers. Our Single Line Multi-Service Architecture, or SLMS™, is a simplified network architecture that provides broadband and narrowband services over a scalable next-generation local-loop infrastructure. SLMS is designed to extend the speed, reliability and cost-efficiencies currently achieved in the core of the communications network to business and consumer subscribers. Our products enable service providers to use their existing networks to deliver voice, data, video, and entertainment services to their customers. We have designed our products to interoperate with different types of wiring and equipment already deployed in service providers’ networks.

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

We currently have products in three categories: the SLMS product family; the digital loop carrier, or DLC, product family; and the multiplexer, or MUX, product family.

We believe that we have assembled the employee base, technological breadth and market presence to provide a simple yet comprehensive set of solutions to the complex problems encountered by network service providers when delivering communications services to subscribers.

Since inception, we have incurred significant operating losses and have an accumulated deficit of $616.6 million at June 30, 2004. The global telecommunications market has deteriorated significantly over the last several years. Many of our customers and potential customers have reduced their capital spending during this period and many others have ceased operations. Additional capital spending reductions have continued due to continued uncertainties regarding the state of the global economy, network overcapacity, customer bankruptcies, network build-out delays and limited capital availability. In response to the challenging environment, we have taken the actions that we believe are necessary for our future success. In particular, we have significantly reduced our operating costs through workforce reductions and careful cost controls. We have also taken significant write-downs of inventory, intangible assets and property and equipment. Due to our restructuring activities and careful expense controls, our net loss decreased from $108.6 million in 2002 to $17.2 million in 2003. For the six months ended June 30, 2004, our net loss was $20.8 million. We do not expect any significant reductions in our overall workforce for at least through the period ending December 2004.

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

Acquisitions

As of June 30, 2004, we had completed ten acquisitions of complementary companies, products or technologies to supplement our internal growth. In addition, our acquisition of Sorrento closed on July 1, 2004. To date, we have generated a significant amount of our revenue from sales of products obtained through acquisitions.

We are likely to acquire additional businesses, products and technologies in the future. If we complete additional acquisitions in the future, we could consume cash, incur substantial additional debt and other liabilities, incur amortization expenses related to acquired intangible assets or incur large write-offs related to impairment of goodwill and long-lived assets. In addition, future acquisitions may have a significant impact on our short-term results of operations, materially impacting revenues or expenses and making period to period comparisons of our results of operations less meaningful.

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

Revenue Recognition

We recognize revenue when the earnings process is complete. We recognize product revenue upon shipment of product under contractual terms which transfer title to customers upon shipment, under normal credit terms, or under sales-type leases, net of estimated sales returns and allowances at the time of shipment. Revenue is deferred if there are significant post-delivery obligations, if collection is not considered reasonably assured at the time of sale, or if the fees are not fixed or determinable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. Our arrangements generally do not have any significant post delivery obligations. We offer products and services such as support, education and training, hardware upgrades and extended warranty coverage. For multiple element revenue arrangements, we establish the fair value of these products and services based primarily on sales prices when the products and services are sold separately. When collectibility is not reasonably assured, revenue is recognized when cash is collected. Revenue from education services and support services is recognized over the contract term or as the service is performed. We make certain sales to product distributors. These customers are given certain privileges to return a portion of inventory. We recognize revenue on sales to distributors that have contractual return rights when the products have been sold by the distributors, unless there is sufficient customer specific sales and sales return history to support revenue recognition upon shipment. Revenue from sales of software products is recognized provided that a purchase order has been received, the software has been shipped, collection of the resulting receivable is probable, and the amount of the related fees is fixed or determinable. To date, revenue from software transactions and sales-type leases has not been significant. We accrue for warranty costs, sales returns, and other allowances at the time of shipment based on historical experience and expected future costs. In the event that our actual costs and sales returns exceeded our estimates, our revenue and gross margins would be adversely affected.

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

We record an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments for amounts owed to us. We base our allowance on periodic assessments of our customers’ liquidity and financial condition through analysis of information obtained from credit rating agencies, financial statement reviews, and historical collection trends. Additional allowances may be required in the future if the liquidity or financial condition of our customers was to deteriorate, resulting in an impairment in their ability to make payments.

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

As of June 30, 2004, we have $100.3 million of goodwill, $8.8 million of other acquisition-related intangible assets and $22.5 million of property and equipment. Other acquisition-related intangible assets are comprised mainly of technology in place and customer relationships. Many of the entities acquired by us do not have significant tangible assets; as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to purchased in-process research and development for future acquisitions, and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price of the acquired companies to intangible assets and goodwill has a significant impact on our future operating results. The allocation process requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, we would have to perform an impairment review that might result in material write-downs of intangible assets and/or goodwill. Other factors we consider important which could trigger an impairment review, include, but are not limited to, significant changes in the manner of use of our acquired assets, significant changes in the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset or long-lived asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that the cost of an intangible asset or long-lived asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations of the entity or technology acquired over the remaining amortization or depreciation period, the net carrying value of the related intangible asset or long-lived asset will be reduced to fair value and the remaining amortization or depreciation period may be adjusted. For example, we recorded significant impairment charges during 2001, including $41.7 million related to goodwill and other acquired intangibles. In addition, in the fourth quarter of 2002, we recorded approximately $50.8 million of impairment in property, plant and equipment and other assets.

Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our intangible assets may change in the future, which could result in additional non-cash charges that would adversely affect our results of operations and financial condition.

Restructuring Charges

During the years ended December 31, 2002 and 2001, we recorded charges of $4.5 million and $5.1 million, respectively, in connection with our restructuring programs. These restructuring charges were comprised primarily of: (i) severance and related charges; (ii) facilities and lease cancellations and (iii) write-offs of abandoned equipment. We accounted for each of these costs in accordance with relevant accounting literature as summarized in SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges”, Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and EITF Issue No. 88-10, “Costs Associated with Lease Modification or Termination”. There were no restructuring charges recorded during the year ended December 31, 2003 or for the six months ended June 30, 2004.

Any such costs incurred in the future will be recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” or SFAS No. 112, “Employers Accounting for Post Employment Benefits”, and any write-off of abandoned equipment will be accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”. Any changes in estimates to restructuring charges related to acquisitions will be accounted for in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

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

RESULTS OF OPERATIONS

We list in the tables below the historical condensed consolidated statement of operations as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue	100%	100%	100%	100%
Cost of revenue	57%	54%	57%	56%
Stock-based compensation	0%	1%	0%	(1)%

Gross profit	43%	45%	43%	45%
Operating expenses:
Research and product development	27%	21%	28%	27%
Sales and marketing	24%	21%	23%	23%
General and administrative	14%	6%	13%	5%
Purchased in-process research and development	0%	0%	15%	0%
Stock-based compensation	2%	5%	2%	(4)%
Amortization and impairment of intangible assets	11%	10%	10%	10%

Total operating expenses	78%	63%	91%	61%

Operating loss	(35)%	(18)%	(48)%	(16)%
Other income (expense), net	0%	(3)%	(1)%	(3)%

Loss before income taxes	(35)%	(21)%	(49)%	(19)%
Income tax (benefit) provision	—	—	—	—

Net loss	(35)%	(21)%	(49)%	(19)%

Revenue

Information about our revenue for products and services for the three and six months ended June 30, 2004 and 2003 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	2003	Increase (Decrease)	% change	2004	2003	Increase (Decrease)	% change
Products	$19.2	$18.6	$0.6	3%	$38.5	33.9	$4.6	14%
Services	1.8	1.9	(0.1)	(6)%	3.6	3.7	(0.1)	(4)%

Total	$21.0	$20.5	$0.5	2%	$42.1	$37.6	$4.5	12%

Information about our revenue for North America and International markets for the three and six months ended June 30, 2004 and 2003 is summarized below (in millions):
	Three Months Ended June 30,				Six Months Ended June 30,
	2004	2003	Increase (Decrease)	% change	2004	2003	Increase (Decrease)	% change
North America	$17.1	$18.7	$(1.6)	(8)%	$34.9	$34.4	$0.5	1%
International	3.9	1.8	2.1	111%	7.2	3.2	4.0	123%

Total	$21.0	$20.5	$0.5	2%	$42.1	$37.6	$4.5	12%

Information about our revenue by product line for the three and six months ended June 30, 2004 and 2003 is summarized below (in millions):
	Three Months Ended June 30,				Six Months Ended June 30,
	2004	2003	Increase (Decrease)	% change	2004	2003	Increase (Decrease)	% change
SLMS	$8.5	$7.3	$1.2	17%	$18.2	14.4	$3.8	26%
MUX	7.9	8.4	(0.5)	(6)%	13.0	14.9	(1.9)	(13)%
DLC	4.6	4.8	(0.2)	(4)%	10.9	8.3	2.6	31%

	$21.0	$20.5	$0.5	2%	$42.1	$37.6	$4.5	12%

For the three months ended June 30, 2004, revenue increased 2% or $0.5 million to $21.0 million from $20.5 million for the same period last year. For the six months ended June 30, 2004, revenue increased 12% or $4.5 million to $42.1 million from $37.6 million for the same period last year. The increases were primarily due to stabilizing demand for our products compared to the same periods last year. Product revenue increased in each period compared to the prior year, while service revenue declined slightly in each period. Revenue from international customers increased significantly in both periods of the current year, while revenue from North American customers declined by 8% for the three months ended June 30, 2004, and was relatively flat for the six months ended June 30, 2004. International revenue represented 19% and 17% of total revenue for the three and six months ended June 30, 2004, respectively, as compared to 9% of revenue for the three and six months ended June 30, 2003. The increase in international revenue for the six months ended June 30, 2004 was primarily due to increased sales to customers in Asia and Europe.

Revenue for our SLMS product family increased by $1.2 million, or 17% for the three months ended June 30, 2004 and by $3.8 million, or 26% for the six months ended June 30, 2004 as compared to the same periods last year. Revenue for our MUX product line decreased by $0.5 million, or 6% for the three months ended June 30, 2004 and by $1.9 million, or 13% for the six months ended June 30, 2004 as compared to the same periods last year. Revenue for our DLC product family decreased by $0.2 million, or 4% for the three months ended June 30, 2004 and increased by $2.6 million, or 31% for the six months ended June 30, 2004 as compared to the same periods last year.

While we anticipate continuing to focus our sales and marketing efforts on our SLMS product family, revenue from the DLC and MUX legacy product families is expected to continue to represent a significant percentage of total revenue, given the current trends in service provider capital spending, which tend to focus more on supporting legacy type revenue generating activities rather than investing in newer, more technologically advanced types of products. We expect that over time, the product mix will continue to shift towards next generation products in SLMS, with MUX and DLC revenues remaining flat or declining as a percentage of total revenues. However in any given quarter, revenue from the MUX and DLC product lines may fluctuate significantly, due to seasonal and other variations in the purchasing patterns for the major customers of these products.

During the three and six months ended June 30, 2004, one customer accounted for 15% and 12% of total revenue, respectively. No other customer accounted for 10% or more of total revenue in either period. During the six months ended June 30, 2003, two customers accounted for 19% and 11% of total revenue, respectively. Although our largest customers have varied over time, we anticipate that our results of operations in any given period will continue to depend to a great extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue

For the three months ended June 30, 2004, cost of revenue increased by $0.6 million to $11.9 million compared to $11.3 million for the same period last year. Total cost of revenue was 57% of revenue for the three months ended June 30, 2004, compared to 55% of revenue for the same period last year. For the six months ended June 30, 2004, cost of revenue increased $3.3 million to $23.9 million compared to $20.6 million for the same period last year. Total cost of revenue was 57% of revenue for the six months ended June 30, 2004 compared to 55% for the same period last year. For the six months ended June 30, 2004, cost of revenue was higher as a percentage of revenue due primarily to the impact of stock-based compensation expense on cost of revenue, a shift in product mix towards a higher percentage of revenue from our lower margin DLC product line, and higher charges for excess inventory. These factors were partially offset by the favorable impact of a specific revenue transaction for which the inventory had been previously written down.

We expect that our cost of revenue will vary as a percentage of net revenue depending on the mix and average selling prices of products sold. We anticipate that competitive and economic pressures could cause us to reduce our prices, adjust the carrying values of our inventory, or record inventory charges relating to discontinued products and excess or obsolete inventory.

Research and Product Development Expenses

For the three months ended June 30, 2004, research and development expenses increased 27% or $1.1 million to $5.6 million compared to $4.5 million for the same period last year. For the six months ended June 30, 2004, research and development expenses increased 14% or $1.4 million to $11.6 million compared to $10.2 million for the same period last year. The increases were primarily attributable to higher compensation related expenses.

Sales and Marketing Expenses

For the three months ended June 30, 2004, sales and marketing expenses increased 21% or $0.9 million to $5.2 million compared to $4.3 million for the same period last year. For the six months ended June 30, 2004, sales and marketing expenses increased 15% or $1.3 million to $9.8 million compared to $8.5 million for the same period last year. The increases were primarily due to higher compensation, travel and trade show related expenses.

General and Administrative Expenses

For the three months ended June 30, 2004, general and administrative expenses increased 153% or $1.7 million to $2.9 million compared to $1.2 million for the same period last year. For the six months ended June 30, 2004, general and administrative expenses increased 182% or $3.5 million to $5.4 million compared to $1.9 million for the same period last year. The significant increases were primarily due to increased costs associated with being an SEC registrant, legal expenses related to acquisitions, and charges related to lease terminations for two excess facilities.

Purchased In-Process Research and Development Expense

For the three months ended June 30, 2004, there were no charges for purchased in-process research and development. For the six months ended June 30, 2004, we recorded $6.2 million for purchased in-process research and development expense relating to the acquisition of the assets of Gluon Networks. The amount was charged to expense because technological feasibility had not been established and no future alternative uses for the technology existed. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. No charges for purchased in-process research and development were recorded in the same periods of last year.

Stock-Based Compensation Expense

Stock-based compensation expense was $0.5 million for the three months ended June 30, 2004 compared to $1.3 million for the same period last year. For the six months ended June 30, 2004, stock-based compensation expense was $1.1 million compared to a $1.7 million benefit for the same period last year. Stock-based compensation expense primarily resulted from the difference between the fair value of our common stock and the exercise price for stock options granted to employees on the date of grant. We amortize the resulting deferred compensation over the vesting periods of the applicable options using an accelerated method, which can result in a net credit to stock-based compensation expense during a particular period, if the amount reversed due to the forfeiture of unvested shares exceeds the amortization of deferred compensation. During the six months ended June 30, 2003, the amount reversed due to the forfeiture of unvested shares exceeded the amortization of deferred compensation, resulting in a net benefit of $1.7 million.

For the three and six months ended June 30, 2004 and 2003, stock-based compensation expense consisted of (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Amortization of deferred compensation	$528	$1,490	$1,205	$3,563
Benefit due to reversal of previously recorded stock-based compensation expense on forfeited shares	(84)	(193)	(91)	(5,285)
Compensation expense (benefit) relating to non-employees	21	1	(39)	2
Compensation expense relating to exchange of stock options	—	1	—	4

	$465	$1,299	$1,075	$(1,716)

Amortization and Impairment of Intangibles

For the three months ended June 30, 2004, amortization and impairment of intangibles increased by $0.3 million, due primarily to an impairment charge of $0.2 million relating to the Gluon acquired workforce, which was recorded because the majority of the former Gluon employees were no longer employed by the Company at June 30, 2004. For the six months ended June 30, 2004, amortization and impairment of intangibles increased by $0.6 million compared to the same period last year due to the Gluon impairment charge and incremental amortization relating to the acquisition of eLuminant, which closed in February 2003.

Other Income (Expense), Net

For the three and six months ended June 30, 2004 and 2003, other income (expense), net was comprised as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest expense	$(917)	$(990)	$(1,816)	$(2,005)
Interest income	376	45	770	96
Other income (expense), net	551	393	622	824

	$10	$(552)	$(424)	$(1,085)

Interest expense decreased slightly for the three and six months ended June 30, 2004 as compared to the same periods last year due primarily to a decrease in the amount of average outstanding borrowings. Interest income increased for the three and six months ended June 30, 2004 as compared to the same periods last year due primarily to higher cash and short-term investment balances.

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

At June 30, 2004, cash, cash equivalents and short-term investments, all of which are available to fund current operations, were $79.9 million. This amount includes cash and cash equivalents of $55.9 million, as compared with $32.5 million at December 31, 2003. The increase in cash and cash equivalents was attributable to cash provided by investing activities of $40.6 million and cash provided by financing activities of $9.6 million, offset by cash used in operating activities of $26.8 million.

Net cash provided by investing activities consisted primarily of net maturities of short-term investments of $41.6 million. Net cash provided by financing activities consisted primarily of net borrowings under our line of credit of $9.5 million. Net cash used in operating activities consisted of the net loss of $20.8 million, adjusted for non-cash charges totaling $12.1 million and changes in operating assets and liabilities totaling $18.1 million. The most significant components of the changes in operating assets and liabilities were a decrease in accrued expenses of $8.8 million and an increase in inventories of $7.0 million.

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

Our primary source of liquidity comes from our cash and cash equivalents and short-term investments, which totaled $79.9 million at June 30, 2004, and our $25.0 million line of credit agreement, under which $14.3 million was outstanding at June 30, 2004, and an additional $7.3 million was committed as security for obligations under our secured real estate loan facility and other letters of credit. Borrowings under the line of credit agreement bear interest at the financial institution’s prime rate or LIBOR plus 2.9%, at the election of the borrower. Our short-term investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities at the date of acquisition ranging from 90 days to one year. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and investments will continue to be consumed by operations.

In March 2004, we filed a Form S-3 Registration Statement which allows us to sell, from time to time, up to $100 million of our common stock or other securities. Although we may use this multi-purpose shelf registration to raise additional capital, there can be no certainty as to when or if we may offer any securities under the shelf registration or what the terms of any such offering would be.

Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At June 30, 2004, three customers represented 19%, 11% and 11%, respectively, of our total accounts receivable balance. Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt. We currently intend to fund our operations for the foreseeable future using our existing cash, cash equivalents and investments and liquidity available under our line of credit agreement.

Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and investments and available credit facilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Contractual Commitments and Off-Balance Sheet Arrangements

At June 30, 2004, our future contractual commitments by fiscal year were as follows (in thousands):

	Total	Remainder of 2004	2005	2006	2007
Operating leases	$8,190	$4,923	$2,161	$764	$342
Debt	32,445	383	990	31,072	—
Inventory purchase commitments	4,705	4,705	—	—	—

Total future contractual commitments	$45,340	$10,011	$3,151	$31,836	$342

The amounts shown above represent off-balance sheet arrangements to the extent that a liability is not already recorded on our balance sheet. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. For debt obligations, the amounts shown above represent the scheduled principal repayments, but not the associated interest payments which may vary based on changes in market interest rates. At June 30, 2004, the interest rate on our outstanding debt obligations was 8.0%. Inventory purchase commitments represent the amount of excess inventory purchase commitments that have been recorded on our balance sheet at June 30, 2004.

We also had commitments under outstanding letters of credit totaling $0.3 million at June 30, 2004. We have recorded restricted cash on our balance sheet equal to the amount outstanding under these letters of credit.

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

We have incurred significant losses to date and expect that we will to continue to incur losses in the foreseeable future. Our net losses for 2003 and 2002 were $17.2 million and $108.6 million, respectively. Our net loss for the six months ended June 30, 2004 was $20.8 million, and we had an accumulated deficit of $616.6 million at June 30, 2004.

We have not generated positive cash flow from operations since inception, and expect this to continue for the foreseeable future. We have significant fixed expenses and expect that we will continue to incur substantial manufacturing, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the ongoing development of our business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to acquisitions and the integration of new technologies, including our pending acquisition of Sorrento, and other acquisitions that may occur in the future. Further, as 2004 is the first full year that we are subject to SEC reporting obligations and given the increased costs associated with compliance with the Sarbanes-Oxley Act of 2002, we are likely to incur increased expenses related to regulatory and legal compliance. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue to achieve or sustain profitability, we will continue to incur substantial operating losses and our stock price could decline.

We may not achieve the benefits we expect from our merger with Sorrento, which may have a material adverse effect on our business, financial condition, and results of operations.

Our acquisition of Sorrento was approved by stockholders of both companies on June 30, 2004, and closed on July 1, 2004. We will need to overcome significant challenges in order to realize any benefits or synergies from the merger, including timely, efficient and successful execution of a number of post-merger strategies, including:

•	combining the operations of the two companies;

•	integrating and managing the combined company;

•	retaining and assimilating certain key personnel of Sorrento;

•	retaining existing customers of Sorrento, and selling existing Zhone products to these customers;

•	retaining strategic partners of each company; and

•	creating and maintaining uniform standards, controls, procedures, policies, and information.

The execution of these post-merger strategies will involve considerable risks and may not be successful. These risks include:

•	the potential disruption of our ongoing business and distraction of our management;

•	unanticipated expenses and potential delays related to integration of technology and other resources;

•	significant expenses we will incur in connection with the proposed transaction;

•	potential impairment of relationships with employees, suppliers, and customers as a result of any integration of new management personnel; and

•	potential unknown liabilities associated with the merger.

Failure to overcome these risks or any other problems encountered in connection with the merger could have a material adverse effect on our business, financial condition and results of operations.

We have been, and may continue to be, adversely affected by recent unfavorable developments in the communications industry, world events and the economy in general.

Our customers and potential customers continue to experience a severe economic slowdown that has led to significant decreases in their revenues. For most of the last five years, the markets for our equipment have been influenced by the entry into the communications services business of a substantial number of new telecommunications companies. In the United States, this was due largely to changes in the regulatory environment, in particular those brought about by the Telecommunications Act of 1996. These new companies raised significant amounts of capital, much of which they invested in new equipment, causing acceleration in the growth of the markets for telecommunications equipment. More recently, there has been a reversal of this trend, including the failure of a large number of the new entrants and a sharp contraction of the availability of capital to the industry. This industry trend has been compounded by the slowing not only of the U.S. economy, but the economies in virtually all of the countries in which we market our products. As a result of these factors, our revenue declined by 26% from 2002 to 2003, and we expect that these economic conditions will likely continue to impact our business.

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

As a result of the economic slowdown affecting the telecommunications industry and the technology industry in general, our customers and potential customers have significantly reduced the rate of their capital expenditures, and as result, our revenue declined by 26% from 2002 to 2003. During the six months ended June 30, 2004, revenue increased modestly compared to the same period in 2003. Any reduction of capital equipment acquisition budgets or the inability of our current and prospective customers to obtain capital could cause them to reduce or discontinue purchase of our products, and as a result we could experience reduced revenues and our operating results could be adversely impacted. In addition, many of the current and prospective customers for our products are emerging companies with limited operating histories. These companies require substantial capital for the development, construction and expansion of their businesses. Neither equity nor debt financing may be available to these companies on favorable terms, if at all. To the extent that these companies are unable to obtain the financing they need, our ability to make future sales to these customers and realize revenue from any such sales could be harmed. In addition, to the extent we choose to provide financing to these prospective customers, we will be subject to additional financial risk which could cause our expenses to increase.

Our future operating results are difficult to predict due to our limited operating history.

We began operations in September 1999. Although we expect that our internally developed Single Line Multi-Service, or SLMS, product line will account for a substantial portion of our revenue in the future, to date we have generated a significant portion of our revenue from sales of product lines that we acquired from other companies. Due to our limited operating history, we have difficulty accurately forecasting our revenue, and we have limited historical financial data upon which to base our operating expense budgets. Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. The primary factors that may affect our results of operations include the following:

•	commercial acceptance of our SLMS products;

•	fluctuations in demand for network access products;

•	new product introductions, enhancements or announcements by our competitors;

•	the length and variability of the sales cycles for our products;

•	the timing and size of sales of our products;

•	our customers’ ability to finance their purchase of our products as well as their own operations;

•	our ability to forecast demand for our products;

•	the ability of our company and our contract manufacturers to attain and maintain production volumes and quality levels for our products;

•	our ability to obtain sufficient supplies of sole or limited source components;

•	changes in our pricing policies or the pricing policies of our competitors;

•	increases in the prices of the components we purchase, or quality problems associated with these components;

•	our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;

•	the timing and magnitude of prototype expenses;

•	unanticipated changes in regulatory requirements which may require us to redesign portions of our products;

•	regulatory and compliance costs associated with being a publicly-traded company;

•	our ability to attract and retain key personnel;

•	our sales of common stock or other securities in the future;

•	costs related to acquisitions of technologies or businesses; and

•	general economic conditions as well as those specific to the communications, Internet and related industries.

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

The target customers for our products are network service providers that operate voice, data and video communications networks. There are a limited number of potential customers in our target market. During the three and six months ended June 30, 2004, one customer accounted for 15% and 12% of our revenue, respectively. During the year ended December 31, 2003, two customers accounted for 17% and 11% of our revenue, respectively. A significant portion of our future revenue will depend on sales of our products to a limited number of customers. Any failure of one or more customers to purchase products from us for any reason, including any downturn in their businesses, would seriously harm our business, financial condition and results of operations.

Acquisitions are an important part of our strategy, and any strategic acquisitions or investments we make could disrupt our business and seriously harm our financial condition.

As of June 30, 2004, we have acquired ten companies or product lines, and our acquisition of Sorrento closed on July 1, 2004. Further, we may acquire additional businesses, products or technologies in the future. On an ongoing basis, we may evaluate acquisitions of, or investments in, complementary companies, products or technologies to supplement our internal growth. In the future, we may encounter difficulties identifying and acquiring suitable acquisition candidates on reasonable terms.

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

If we are unable to compete successfully against our current and future competitors, we may have difficulty obtaining or retaining customers, and we could experience price reductions, order cancellations, increased expenses and reduced gross margins, any of which would harm our business, financial condition and results of operations.

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

As of June 30, 2004, we had approximately $31.5 million in long-term debt, and we will assume additional debt in conjunction with our acquisition of Sorrento. At April 30, 2004, Sorrento had $11.7 million of debentures and $3.5 million of other long-term debt outstanding. You should be aware that our debt obligations could materially and adversely affect us in a number of ways, including:

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

We cannot assure you that we will generate sufficient cash flow or be able to borrow funds in amounts sufficient to enable us to service our debt or to meet our working capital and capital expenditure requirements. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, due to borrowing base restrictions or otherwise, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of existing debt or obtain additional financing. We cannot assure you that we will be able to engage in any of these actions on reasonable terms, if at all.

Because our products are complex and are deployed in complex environments, our products may have defects that we discover only after full deployment, which could seriously harm our business.

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

Our target markets are characterized by rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions and changes in communications offerings from network service providers. Our future success, if any, will significantly depend on our ability to anticipate or adapt to such changes and to offer, on a timely and cost-effective basis, products that meet changing customer demands and industry standards. We may not have sufficient resources to successfully and accurately anticipate technological and market trends, manage long development cycles or develop, introduce and market new products and enhancements. We currently license certain technology, and from time to time, we may be required to license additional technology from third parties to sell or develop our products and product enhancements. We cannot assure you that our existing and future third-party licenses will be available to us on commercially reasonable terms, if at all. Our inability to maintain or obtain any third-party license required to sell or develop our products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost. If we are not able to develop new products or enhancements to existing products on a timely and cost-effective basis, or if our new products or enhancements fail to achieve market acceptance, our business, financial condition and results of operations would be materially adversely affected.

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

We face certain litigation risks.

We are a party to lawsuits and claims in the normal course of our business. In addition, we are currently involved in several litigation matters which we inherited as a result of our acquisition of Tellium. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding litigation in which we are involved, see Part II, Item 1 - “Legal Proceedings”.

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

We or our customers may be party to litigation in the future to protect our intellectual property or to respond to allegations that we infringe others’ intellectual property. We may receive in the future communications from third parties inquiring about their interest in licensing certain intellectual property to us or more generally identifying intellectual property that may be the basis of a future infringement claim. We have received letters from Lucent Technologies claiming that many of our products are using technology covered by or related to Lucent patents and inviting us to discuss a licensing arrangement with Lucent. To date, no lawsuit or other formal action has been filed by Lucent. However, we cannot assure you that we would be successful in defending against any Lucent infringement claims. To the extent we are not successful in defending such claims, we may be subject to substantial damages (including possible treble damages and attorneys’ fees).

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

Through the third quarter of 2003, we utilized Solectron for the majority of our manufacturing requirements for all product lines. During the fourth quarter of 2003, we transitioned the manufacturing of certain product lines to another contract manufacturer, and for another product line, transitioned the manufacturing process internally. We continue to use Solectron to manufacture certain product lines under the terms of an agreement which expired in March 2004, on a purchase order basis with no minimum purchase commitments. While we have become somewhat less dependent on Solectron for our manufacturing requirements, we expect to continue to rely on contract manufacturers to fulfill a significant portion of our product manufacturing requirements.

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

While our existing contract with Solectron expired in March 2004, we continue to use Solectron to manufacture products under the terms of the expired agreement. If we decide not to continue to use Solectron for these manufacturing requirements, we will be required to either manufacture these products internally or find another contract manufacturer. In addition, we may decide in the future to change contract manufacturers or transition manufacturing operations internally. If we fail to successfully transition manufacturing operations internally, or fail to locate and qualify suitable contract manufacturers capable of satisfying our product specifications or quantity requirements, then we may experience product shortages and, as a result, may be unable to fulfill customer orders accurately and timely which could negatively affect our customer relationships and operating results.

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

We have expanded our operations rapidly since our inception. The number of our employees has grown from eight as of September 30, 1999 to 237 as of June 30, 2004. As our business grows, we expect to increase the scope of our operations and the number of our employees. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. To manage our growth properly, we must:

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

At June 30, 2004, our executive officers, directors and entities affiliated with them beneficially owned, in the aggregate, approximately 43% of our outstanding common stock. Immediately after the closing of the Sorrento merger, these stockholders beneficially owned approximately 36% of our outstanding common stock. These stockholders, if acting together, will be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of our company even if such a transaction would be beneficial to our other stockholders. In addition, provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-term Investments

Zhone considers all cash and highly liquid investments purchased with an original maturity of less than three months to be cash equivalents.

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003
Cash and cash equivalents	$55,880	$32,547
Short term investments	24,067	65,709

	$79,947	$98,256

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments consist principally of demand deposit and money market accounts, commercial paper, and debt securities of domestic municipalities with credit ratings of AA or better. Cash, cash equivalents and short-term investments are principally held with various domestic financial institutions with high-credit standing. As of June 30, 2004, we had accounts receivable balances from three customers individually representing 19%, 11% and 11% of accounts receivable, respectively.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We do not use derivative financial instruments in our investment portfolio. We do not hold financial instruments for trading or speculative purposes. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Under our investment policy, short-term investments have a maximum maturity of one year from the date of acquisition, and the average maturity of the portfolio cannot exceed six months. Due to the relatively short maturity of the portfolio, a 10% increase in market interest rates at June 30, 2004 would decrease the fair value of the portfolio by less than $0.1 million.

Foreign Currency Risk

While substantially all of our assets are located in the United States, we have sales operations located in Europe, Asia, the Middle East and Latin America. Accordingly, our operating results are also exposed to changes in exchange rates between the U.S. dollar and those currencies. Since inception, we have not hedged any of our local currency cash flows. While our financial results to date have not been materially affected by any changes in currency exchange rates, devaluation of the U.S. dollar against these currencies may affect our future operating results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

The Company is involved in various litigation matters relating to the operations of Tellium prior to the merger as described below.

In July 2002, Corning Incorporated filed a Demand for Arbitration arising out of a dispute in connection with Tellium’s October 2000 merger with Astarte Fiber Networks, Inc. Corning alleged that Astarte and Tellium, as successor-in-interest to Astarte, fraudulently induced Corning to enter into a contract, breached that contract, and breached warranties presented in that contract. The Demand for Arbitration was subsequently amended to add a claim for unjust enrichment. Corning sought an award of $38 million, plus expenses and interest. On October 28, 2003, Tellium commenced in the United States District Court for the Southern District of New York an action for a declaratory judgment that Tellium is not a proper party to the arbitration. Tellium’s action sought to have the arbitration stayed and Corning enjoined from pursuing arbitration any further against Tellium. A hearing on the merits of the arbitration began on March 15, 2004 and concluded on May 5, 2004. On June 21, 2004, the Court denied Corning’s motion for reconsideration, denied Corning’s motion to dismiss, granted Tellium’s motion for summary judgment, and imposed a permanent injunction against Corning enjoining Corning from continuing its attempts to make Tellium a party to the arbitration. On June 22, 2004, the arbitration panel issued its decision whereby it dismissed all of Corning’s claims against Astarte and the Company, as Tellium’s successor-in-interest.

On various dates between approximately December 10, 2002 and February 27, 2003, numerous class-action securities complaints were filed against Tellium in the United States District Court, District of New Jersey. These complaints allege, among other things, that Tellium and its then-current directors and executive officers and its underwriter violated the Securities Act of 1933 by making false and misleading statements preceding its initial public offering and in its registration statement prospectus relating to the securities offered in the initial public offering. The complaints further allege that these parties violated the Securities Exchange Act of 1934 by acting recklessly or intentionally in making the alleged misstatements. The actions seek damages in an unspecified amount, including compensatory damages, costs, and expenses incurred in connection with the actions and equitable relief as may be permitted by law or equity. On May 19, 2003, a consolidated amended complaint representing all of the actions was filed. On August 4, 2003, Tellium and its underwriters filed motions to dismiss the complaint. On April 1, 2004, the Court issued its decision granting Tellium’s and the underwriters’ motions to dismiss, while allowing plaintiffs an opportunity to seek leave to file a further amended complaint. On May 14, 2004, the plaintiffs filed a second consolidated and amended class action complaint. On June 25, 2004, the Company, as Tellium’s successor-in-interest, moved to have the second consolidated and amended class action complaint dismissed with prejudice. It remains too early in the legal process to determine what impact, if any, these suits will have upon the Company’s business, financial condition, or results of operations. The Company intends to continue vigorously defending against the claims made in these actions.

On January 8, 2003 and January 27, 2003, two shareholder derivative complaints were filed on behalf of Tellium in the Superior Court of New Jersey. These complaints were made by plaintiffs who purport to be Tellium shareholders on behalf of Tellium, alleging, among other things, that Tellium directors breached their fiduciary duties to the company by engaging in stock transactions with individuals associated with Qwest Communications International Inc., and in making materially misleading statements regarding Tellium’s relationship with Qwest. The actions seek damages in an unspecified amount, including imposition of a constructive trust in favor of Tellium for the amount of profits allegedly received through stock sales, disgorgement of proceeds in connection with the stock option exercises, damages allegedly sustained by Tellium in connection with alleged breaches of fiduciary duties, costs, and expenses incurred in connection with the actions. These cases have been stayed by the court pending the resolution of motions to dismiss in the above-referenced federal court securities actions. It is too early in the legal process to determine what impact, if any, these suits will have upon the Company’s business, financial condition, or results of operations. The Company intends to vigorously defend the claims made in these actions, which have been consolidated.

The Denver, Colorado regional office of the SEC is conducting two investigations titled In the Matter of Qwest Communications International Inc. and In the Matter of Issuers Related to Qwest. The first of these investigations does not involve any allegation of wrongful conduct on the part of Tellium. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including Tellium. This investigation, insofar as it relates to Tellium, appears to focus generally on whether Tellium’s transactions and relationships with Qwest were appropriately disclosed in Tellium’s public filings and other public statements. In addition, the United States Attorney in Denver is conducting an investigation involving Qwest, including Qwest’s relationships with certain of its vendors, including Tellium. In connection with that investigation, the U.S. Attorney has sought documents and information from Tellium and has sought interviews and/or grand jury testimony from persons associated or formerly associated with Tellium, including certain of its officers. The U.S. Attorney has indicated that, while aspects of its investigation are in an early stage, neither Tellium nor any of the Company’s current or former officers or employees is a target of the investigation. The Company is cooperating fully with these investigations. The Company is not able, at this time, to say when the SEC or U.S. Attorney investigations will be completed and resolved, or what the ultimate outcome with respect to the Company will be. These investigations could result in substantial costs and a diversion of management’s attention and may have a material and adverse effect on the Company’s business, financial condition, and results of operations.

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

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held on May 19, 2004, stockholders of the Company elected the following nominees, each to serve for a three-year term as a Class III Director and until their respective successors are duly elected and qualified:

Nominee	For	Withheld
Michael M. Connors	63,384,556	144,801
Morteza Ejabat	63,366,805	162,552
James Timmins	63,350,539	178,818

Adam Clammer, James Coulter, Robert Dahl, James H. Greene, Jr., C. Richard Kramlich and Barton Shigemura also continued as directors of the Company after the annual meeting.

At the same annual meeting the stockholders of the Company ratified the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004 by the following vote:

For	Against	Abstention
63,415,108	65,888	48,361

At a special meeting of stockholders on June 30, 2004, stockholders of Zhone approved the issuance of common stock pursuant to the merger agreement between Zhone and Sorrento Networks Corporation by a vote of 52,505,662 shares for, 180,288 shares against, with 25,096 shares abstaining.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 22, 2004, we filed a current report on Form 8-K furnishing under Item 12 a press release reporting our financial results for the quarter ended March 31, 2004.

On April 23, 2004, we filed a current report on Form 8-K under Items 5 and 7 announcing our entry into a definitive agreement to acquire Sorrento Networks Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: August 9, 2004	By:	/s/ MORTEZA EJABAT
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer