Form 10-Q
period 2004-09-30
ZHONE TECHNOLOGIES INC
filed 2004-11-12
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2004

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

As of October 31, 2004, there were 96,106,000 shares of the Registrant’s Common Stock issued and outstanding.

Zhone Technologies, Inc.

FORM 10-Q

Quarterly Period Ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,128	$32,547
Short-term investments	26,490	65,709
Accounts receivable, net of allowances for sales returns and doubtful accounts of $4,397 and $3,505, respectively	19,367	10,693
Inventories	37,165	24,281
Prepaid expenses and other current assets	9,588	3,905

Total current assets	134,738	137,135
Property and equipment, net	23,217	22,585
Goodwill	157,792	100,337
Other acquisition-related intangible assets, net	20,709	12,877
Restricted cash	758	622
Other assets	817	1,013

Total assets	$338,031	$274,569

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,576	$19,998
Line of credit	14,500	4,800
Current portion of long-term debt	5,019	1,351
Accrued and other liabilities	22,869	28,685

Total current liabilities	59,964	54,834
Long-term debt, less current portion	43,056	32,040
Other long-term liabilities	1,599	816

Total liabilities	104,619	87,690

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 900,000 shares; issued and outstanding 94,102 and 76,629 shares as of September 30, 2004 and December 31, 2003, respectively	94	77
Additional paid-in capital	862,229	787,567
Notes receivable from stockholders	(550)	(550)
Deferred compensation	(710)	(4,444)
Other comprehensive loss	(91)	(14)
Accumulated deficit	(627,560)	(595,757)

Total stockholders’ equity	233,412	186,879

Total liabilities and stockholders’ equity	$338,031	$274,569

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenue	$27,006	$22,240	$69,066	$59,849
Cost of revenue	15,603	12,118	39,332	33,014
Stock-based compensation	33	131	181	(155)

Gross profit	11,370	9,991	29,553	26,990

Operating expenses:
Research and product development (excluding non-cash stock-based compensation expense of $154, $366, $520 and $(344) respectively)	5,705	5,513	17,306	15,711
Sales and marketing (excluding non-cash stock-based compensation expense of $135, $285, $408 and $(373) respectively)	6,825	4,513	16,670	13,061
General and administrative (excluding non-cash stock-based compensation expense of $49, $112, $337 and $50 respectively)	3,429	1,228	8,849	3,152
Purchased in-process research and development	2,446	—	8,631	—
Litigation settlement	—	1,600	—	1,600
Stock-based compensation	338	763	1,265	(667)
Amortization and impairment of intangible assets	2,862	2,053	7,270	5,889

Total operating expenses	21,605	15,670	59,991	38,746

Operating loss	(10,235)	(5,679)	(30,438)	(11,756)
Other income (expense), net	(798)	(879)	(1,222)	(1,964)

Loss before income taxes	(11,033)	(6,558)	(31,660)	(13,720)
Income tax (benefit) provision	(26)	(3,064)	143	(2,967)

Net loss	(11,007)	(3,494)	(31,803)	(10,753)
Accretion on preferred stock (Note 5)	—	—	—	(12,700)

Net loss applicable to holders of common stock	$(11,007)	$(3,494)	$(31,803)	$(23,453)

Basic and diluted net loss per share applicable to holders of common stock	$(0.12)	$(0.49)	$(0.38)	$(3.42)
Weighted average shares outstanding used to compute basic and diluted net loss per share applicable to holders of common stock	93,767	7,149	82,998	6,865

All per share amounts have been retroactively adjusted to reflect the one-for-ten reverse split of common stock and the effect of the Tellium merger. (See Note 1(b)).

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(31,803)	$(10,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,194	6,925
Provision for doubtful accounts	302	(110)
Stock-based compensation	1,446	(822)
Purchased in-process research and development	8,631	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,783)	5,317
Inventories	(6,805)	(3,725)
Prepaid expenses and other current assets	1,402	(374)
Other assets	295	(71)
Accounts payable	(4,651)	2,738
Accrued liabilities and other	(15,112)	(13,901)

Net cash used in operating activities	(43,884)	(14,776)

Cash flows from investing activities:
Net cash acquired in acquisitions	5,617	—
Purchases of property and equipment	(1,685)	(462)
Purchases of short-term investments	(135,197)	—
Proceeds from sale and maturities of short-term investments	174,327	—
Change in restricted cash	363	—

Net cash provided by (used in) investing activities	43,425	(462)

Cash flows from financing activities:
Net borrowings under credit facilities	9,700	6,207
Proceeds from issuance of common stock	1,447	49
Repayment of debt	(1,119)	(3,196)
Borrowings under loans from officers	—	4,079

Net cash provided by financing activities	10,028	7,139

Effect of exchange rate changes on cash	12	(13)

Net increase (decrease) in cash and cash equivalents	9,581	(8,112)
Cash and cash equivalents at beginning of period	32,547	10,614

Cash and cash equivalents at end of period	$42,128	$2,502

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Common stock and options issued for acquisitions	$75,677	$—
Series B redeemable convertible preferred stock issued for acquisition	—	10,125

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

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

The Company recognizes revenue when the earnings process is complete. The Company recognizes product revenue upon shipment of product under contractual terms which transfer title to customers upon shipment, under normal credit terms, or under sales-type leases, net of estimated sales returns and allowances at the time of shipment. Revenue is deferred if there are significant post-delivery obligations, if collection is not considered reasonably assured at the time of sale, or if the fees are not fixed or determinable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. The Company’s arrangements generally do not have any significant post-delivery obligations. The Company offers products and services such as support, education and training, hardware upgrades and extended warranty coverage. For multiple element revenue arrangements, the Company establishes the fair value of these products and services based primarily on sales prices when the products and services are sold separately. When collectibility is not reasonably assured, revenue is recognized when cash is collected. Revenue from education services and support services is recognized over the contract term or as the service is performed. The Company makes certain sales to product distributors. These customers are given certain privileges to return a portion of inventory. The Company recognizes revenue on sales to distributors that have contractual return rights when the products have been sold by the distributors, unless there is sufficient customer specific sales and sales returns history to support revenue recognition upon shipment. Revenue from sales of software products is recognized provided that a purchase order has been received, the software has been shipped, collection of the resulting receivable is probable, and the amount of the related fees is fixed or determinable. To date, revenue from software transactions has not been significant. The Company accrues for warranty costs, sales returns, and other allowances at the time of shipment based on historical experience and expected future costs.

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

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers, and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three and nine months ended September 30, 2004, sales to one customer represented 19% and 15% of net revenue, respectively. For the three months ended September 30, 2003, sales to two customers represented 16% and 14% of net revenue, respectively. For the nine months ended September 30, 2003, sales to two customers represented 18% and 12% of net revenue, respectively. As of September 30, 2004, the Company had accounts receivable balances from two customers individually representing 21% and 19% of accounts receivable, respectively. As of December 31, 2003, the Company had accounts receivable balances from two customers individually representing 31% and 11% of accounts receivable, respectively.

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

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft on the Proposed SFAS, “Share-Based Payment - an amendment of FASB Statements No. 123 and 95”. The proposed statement addresses the accounting for share-based payment transactions. The proposed standard would eliminate the ability to account for share-based compensation transactions using APB No. 25, and generally would require that such transactions be accounted for using a fair-value-based method. If the final standard is approved as currently drafted in the exposure draft, it may have a material impact on the amount of earnings we report for interim periods beginning after June 15, 2005. We are currently determining the impact that the proposed statement will have on our results of operations and financial position.

For the nine month periods ended September 30, 2004 and 2003, the fair value of the Company’s stock-based awards to employees was estimated using the following weighted average assumptions: expected option life 4.0 years; dividend yield of 0%; risk-free interest rate of 3.2% and 4.5%, respectively; and volatility of 89% and 80%, respectively.

The following table illustrates the effect on net loss and net loss per share if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(11,007)	$(3,494)	$(31,803)	$(23,453)

Add: Stock-based compensation expense included in reported net loss	371	894	1,446	(822)
Deduct: Total stock-based compensation benefit (expense) determined under fair value method for all awards	(2,234)	(1,502)	(5,513)	267

Pro forma net loss	$(12,870)	$(4,102)	$(35,870)	$(24,008)

Loss per share applicable to holders of common stock:
As reported – basic and diluted	$(0.12)	$(0.49)	$(0.38)	$(3.42)

Pro forma – basic and diluted	$(0.14)	$(0.57)	$(0.43)	$(3.50)

(2)	Acquisitions

Sorrento

In July 2004, the Company completed the acquisition of Sorrento Networks Corporation (“Sorrento”) in exchange for total consideration of $97.8 million, consisting of common stock valued at $57.7 million, options and warrants to purchase common stock valued at $12.3 million, assumed liabilities of $26.8 million, and acquisition costs of $1.0 million. The Company acquired Sorrento to obtain its line of Optical Transport products and enhance its competitive position with cable operators. One of the Company’s directors is a partner of a venture capital firm which is a major stockholder of Zhone, and which also held warrants to purchase Sorrento common stock that were assumed by Zhone.

The purchase consideration was allocated to the fair values of the assets acquired as follows: net tangible assets - $23.3 million, amortizable intangible assets - $14.8 million, purchased in-process research and development - $2.4 million, goodwill - $57.1 million and deferred compensation - $0.2 million. The amount allocated to purchased in-process research and development was charged to expense during the third quarter of 2004, because technological feasibility had not been established and no future alternative uses for the technology existed. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. Of the amount allocated to amortizable intangible assets, $9.2 million was allocated to core technology, which is being amortized over an estimated useful life of 5 years. The remaining $5.6 million was allocated to customer relationships, which is being amortized over an estimated useful life of 4 years.

Assumed liabilities related to the Sorrento acquisition totaled $26.8 million, the most significant component of which was long-term debt and debentures totaling $15.8 million. The assumed liabilities also included employee severance and exit costs totaling $2.2 million, which were recorded based on Emerging Issues Task Force (“EITF”) 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. A rollforward of the EITF 95-3 related activity was comprised as follows (in thousands):

	Severance	Exit Costs	Total
Liability recorded at acquisition date	$1,255	$948	$2,203
Cash payments	(1,146)	(829)	(1,975)

Balance at September 30, 2004	$109	$119	$228

The remaining costs accrued under EITF 95-3 are expected to be paid by the first quarter of 2005.

This preliminary purchase price allocation is subject to revision as more detailed analysis is completed and additional information as to the fair value of Sorrento assets and liabilities becomes available in the fourth quarter of 2004.

The following table reflects the unaudited pro forma combined results of operations of the Company on the basis that the acquisition of Sorrento had taken place at the beginning of each period presented (in thousands, except per share data).

	Three months ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Revenue	$27,006	$28,966	$79,613	$78,912
Net Loss	(11,007)	(11,567)	(58,755)	(26,852)
Net Loss per share – basic and diluted	$(0.12)	$(0.51)	$(0.63)	$(1.19)
Number of shares used in computation – basic and diluted	93,767	22,796	93,429	22,512

In conjunction with the acquisition of Sorrento, the Company has classified certain acquired facilities held for sale in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets”. The Company intends to sell these facilities within the next year in an effort to consolidate operations. As of September 30, 2004, the Company has entered into an agreement to sell certain of these facilities subject to final negotiations. The recorded fair value of all acquired assets held for sale as of September 30, 2004 was $6.9 million. Accordingly, the mortgage obligation associated with these assets has been classified as current.

Gluon

In February 2004, the Company acquired the assets of Gluon Networks, Inc. (“Gluon”) in exchange for total consideration of $6.49 million, consisting of common stock valued at $5.74 million, $0.65 million of cash and $0.1 million of acquisition related costs. One of the Company’s directors is a partner of a venture capital firm which is a major stockholder of Zhone, and which was also a major stockholder of Gluon. The transaction was accounted for as an asset acquisition rather than a business combination, since only assets were acquired, which consisted primarily of Gluon’s intellectual property. Gluon was a development stage company that had developed a product for customer trials but had not generated any revenue to date. The Company agreed to acquire Gluon’s intellectual property and hired approximately ten of the former Gluon employees. The Company intends to incorporate elements of the Gluon technology into its future product offerings but does not anticipate generating material revenue from such products until the second half of 2005.

The purchase price for the Gluon transaction was allocated to purchased in-process research and development - $6.19 million, and acquired workforce - $0.3 million. The amount allocated to purchased in-process research and development was charged to expense during the first quarter of 2004, because technological feasibility had not been established and no future alternative uses for the technology existed. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. Because the transaction did not constitute a business combination, no goodwill was recorded and a portion of the purchase price was allocated to the acquired workforce, which was being amortized over a two year period. An impairment charge of $0.2 million was subsequently recorded in the second quarter of 2004 relating to the Gluon acquired workforce, because the majority of the former Gluon employees were no longer employed by the Company.

Tellium

In November 2003, the Company completed the acquisition of Tellium in exchange for total consideration of approximately $173.3 million, consisting of common stock valued at $119.4 million, options and warrants to purchase common stock valued at $7.9 million, assumed liabilities of $42.8 million, and acquisition costs of $3.2 million. The transaction was treated as a reverse merger for accounting purposes, in which the Company was treated as the acquirer based on factors including the relative voting rights, board control, and senior management composition. The purchase price was allocated to the fair values of the assets acquired as follows: net tangible assets - $144.4 million, goodwill - $25.7 million and deferred compensation - $3.1 million. During the quarter ended September 30, 2004, the Company recorded an adjustment to increase the recorded goodwill by $0.4 million, relating to additional severance incurred as a result of the resolution of a contingent liability. A rollforward of the severance and exit costs recorded under EITF 95-3 was comprised as follows (in thousands):

	Severance	Exit Costs	Total
Balance at December 31, 2003	$3,242	$2,372	$5,614
Cash payments	(3,332)	(1,581)	(4,913)
Adjustments	400	—	400

Balance at September 30, 2004	$310	$791	$1,101

The remaining costs accrued under EITF 95-3 are expected to be paid by the first quarter of 2005.

(3)	Long-lived Assets, Goodwill and Other Acquisition-Related Intangible Assets

As of January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized, but should be tested for impairment at least annually. The Company completed its transitional and first annual goodwill impairment test as of January 2002 and November 2002, respectively. As the Company has determined that it operates in a single segment with one operating unit, the fair value of its reporting unit was performed at the Company level using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. As of November 2003, the Company performed the annual goodwill impairment test using the market approach, reflecting the fact that the Company’s stock was publicly traded following the consummation of the Tellium merger. At September 30, 2004 and December 31, 2003, the Company had goodwill with a carrying value of $157.8 million and $100.3 million, respectively. No goodwill impairment charges have been recorded since the initial adoption of SFAS No. 142.

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

The Company estimates the fair value of its long-lived assets based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, the Company is required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates.

Details of the Company’s acquisition-related intangible assets are as follows:

	September 30, 2004
	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life
		(in thousands)		(in years)
Developed technology	$35,596	$(32,304)	$3,292	3.7
Core technology	21,342	(11,961)	9,381	5.0
Others	16,570	(8,534)	8,036	3.8

Total	$73,508	$(52,799)	$20,709

	December 31, 2003
	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life
		(in thousands)		(in years)
Developed technology	$35,596	$(29,907)	$5,689	3.7
Core technology	12,104	(9,683)	2,421	5.0
Others	11,008	(6,241)	4,767	3.6

Total	$58,708	$(45,831)	$12,877

Amortization expense of acquisition-related intangible assets was $2.9 million and $2.1 million for the three months ended September 30, 2004 and 2003, respectively, and $7.1 million and $5.9 million for the nine months ended September 30, 2004 and 2003, respectively. In addition, during the nine months ended September 30, 2004, the Company recorded an impairment charge of $0.2 million relating to the Gluon acquired workforce.

Projected future amortization expense for the fiscal years ending December 31 is as follows: 2004 (remainder of year) - $2.9 million, 2005 - $7.6 million, 2006 - $3.5 million, 2007 - $3.3 million, 2008 - $2.5 million and 2009 - $0.9 million.

The changes in the carrying amount of goodwill are as follows (in thousands):

	Nine months ended September 30,
	2004	2003
Beginning balance	$100,337	$70,828
Goodwill acquired	57,055	4,232
Adjustments	400	(170)

Ending balance	$157,792	$74,890

(4)	Inventories

Inventories as of September 30, 2004 and December 31, 2003 are as follows (in thousands):

	September 30, 2004	December 31, 2003
Inventories:
Raw materials	$29,513	$19,681
Work in process	4,963	3,088
Finished goods	2,689	1,512

	$37,165	$24,281

(5)	Redeemable Convertible Preferred Stock

During the three and nine months ended September 30, 2003, the Company had Series AA and Series B redeemable convertible preferred stock outstanding, and was recording accretion relating to this preferred stock as described below. There were no shares of preferred stock outstanding during the three and nine months ended September 30, 2004. All outstanding shares of preferred stock were converted to common stock prior to the consummation of the Tellium merger in November 2003.

Prior to April 17, 2003, the Company’s Series AA and Series B redeemable convertible preferred stock contained a redemption feature, such that holders of the redeemable convertible preferred stock could require the Company to redeem the preferred stock at, or any time after, November 1, 2004, 2005, and 2006, in three annual installments, that number of shares of redeemable convertible preferred stock equal to not less than 33.3%, 66.7%, and 100%, respectively. On April 17, 2003, the terms of the redeemable convertible preferred stock were changed to eliminate the redemption feature. Upon the elimination of the redemption feature, the convertible preferred stock was reclassified to stockholders’ equity.

Prior to April 17, 2003, the Company was accreting the redeemable convertible preferred stock to its stated redemption price. The Company accreted, by charging paid in capital, $12.7 million on all outstanding Series AA and Series B redeemable convertible preferred stock through April 17, 2003, which was reflected as an increase in the carrying value of the preferred stock. Upon the elimination of the redemption feature for the Series AA and Series B preferred shares, the Company stopped recording accretion on the convertible preferred stock. The accretion of the redemption value of the redeemable convertible preferred stock for the three and nine months ended September 30, 2003 was zero and $12.7 million, respectively.

(6)	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(11,007)	$(3,494)	$(31,803)	$(10,753)
Accretion on preferred stock	—	—	—	(12,700)

Net loss applicable to holders of common stock	$(11,007)	$(3,494)	$(31,803)	$(23,453)

Denominator:
Weighted average common stock outstanding	93,926	7,361	83,173	7,335
Adjustment for common stock issued subject to repurchase	(159)	(212)	(175)	(470)

Denominator for basic and diluted calculation	93,767	7,149	82,998	6,865

Basic and diluted net loss per share applicable to holders of common stock	$(0.12)	$(0.49)	$(0.38)	$(3.42)

The following table sets forth potentially dilutive securities that have been excluded from the diluted net loss per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except exercise price data):

	Three Months Ended September 30, 2004	Weighted Average Exercise price	Nine Months Ended September 30, 2004	Weighted Average Exercise price
Weighted average common stock issued subject to repurchase	159	$1.99	175	$1.99
Convertible debentures	1,948	6.02	1,948	6.02
Warrants	3,030	9.20	3,030	9.20
Outstanding stock options granted	9,635	6.69	9,635	6.69

	14,772		14,788

	Three Months Ended September 30, 2003	Weighted Average Exercise price	Nine Months Ended September 30, 2003	Weighted Average Exercise price
Convertible preferred stock	38,996	N/M	38,996	N/M
Weighted average common stock issued subject to repurchase	212	$1.77	470	$1.77
Warrants	80	27.60	80	27.60
Outstanding stock options granted	1,655	1.77	1,655	1.77

	40,943		41,201

(7)	Comprehensive Loss

The components of comprehensive loss, net of tax, for the three and nine months ended September 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(11,007)	$(3,494)	$(31,803)	$(10,753)
Other comprehensive loss:
Change in unrealized loss on investments	(33)	—	(90)	—
Foreign currency translation adjustments	98	(38)	12	(13)

Total comprehensive loss	$(10,942)	$(3,532)	$(31,881)	$(10,766)

(8)	Commitments and Contingencies

Line of Credit and Long-Term Debt

The Company has a $25.0 million line of credit agreement, under which $14.5 million was outstanding at September 30, 2004, and an additional $8.4 million was committed as security for obligations under the Company’s secured real estate loan facility and other letters of credit. Borrowings under the line of credit agreement bear interest at the financial institution’s prime rate or LIBOR plus 2.9%, at the Company’s election. The interest rate was 4.8% at September 30, 2004. As part of the agreement, the Company must also comply with certain financial covenants which have been waived by the financial institution for the period ended September 30, 2004.

At September 30, 2004, the Company had $32.3 million of debt outstanding under a secured real estate loan facility which matures in April 2006. The interest rate on this debt was 8.0% at September 30, 2004.

The Company also assumed debt and convertible debentures relating to the acquisition of Sorrento totaling $15.8 million. The interest rate of these obligations approximates 7.5%. The outstanding principal amount of the convertible debentures was $11.7 million as of September 30, 2004 and matures in August 2007. The debentures are callable by the Company at any time, and can be converted into common stock at the option of the holder at a conversion price of $6.02 per share. Other debt represents the mortgage obligation on assets held for sale which has been classified as current.

As of September 30, 2004 the annual contractual commitments on the $48.1 million debt is as follows: $4.3 million for the remainder of 2004, $1.0 million in 2005, $31.1 million in 2006, and $11.7 million in 2007.

Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options.

Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

Operating leases
Year ending December 31:
2004 (remainder of the year)	$2,011
2005	1,223
2006	425
2007	342

Total minimum lease payments	$4,001

The amount shown above for 2004 includes projected payments and obligations for leases that the Company is no longer utilizing, most of which relate to excess facilities obtained through acquisitions. At September 30, 2004, $2.6 million was accrued relating to excess facilities.

Warranties & Other Commitments

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment.

The following table reconciles changes in the Company’s accrued warranties and related costs for the nine months ended September 30, 2004 and 2003 (in thousands):

	Nine Months ended September 30,
	2004	2003
Beginning balance	$5,856	$6,040
Charged to operations	305	313
Warranty reserve from acquired companies	1,800	1,537
Reductions	(1,068)	(1,980)

Ending balance	$6,893	$5,910

The Company depends on sole source and limited source suppliers for several key components and on contract manufacturers to manufacture certain product lines. If the Company was unable to obtain these components on a timely basis, or if its contract manufacturers were unable to meet the Company’s delivery requirements, the Company’s operating results could be materially adversely affected.

The Company has agreements with various contract manufacturers which include inventory repurchase commitments on excess material based on the Company’s sales forecasts. The Company has recorded a liability of $4.8 million and $4.6 million related to these arrangements as of September 30, 2004 and December 31, 2003, respectively.

In connection with the acquisition of Sorrento, the Company has recorded assumed liabilities for possible contingencies related to the resolution of a pension plan. In 2000, Sorrento sold one of its subsidiaries to Entrada Networks, Inc. In connection with this transaction, Entrada assumed all responsibilities for a defined benefit plan. Although Entrada is the sponsor of the benefit plan, it disclaims responsibility for the minimum funding contributions to the benefit plan and insists that the Company is responsible for any liability related thereto. The Company has reserved an estimated amount which the Company feels is sufficient to cover potential claims regarding the resolution of the benefit plan.

Letters of Credit

The Company has issued letters of credit to ensure its performance or payment to third parties in accordance with specified terms and conditions, which amounted to $0.3 million and $0.6 million as of September 30, 2004 and December 31, 2003, respectively. The Company has recorded restricted cash equal to the amount outstanding under these letters of credit.

Legal Proceedings

The Company is involved in various litigation matters relating to the operations of Tellium prior to the merger as described below.

On various dates between approximately December 10, 2002 and February 27, 2003, numerous class-action securities complaints were filed against Tellium in the United States District Court, District of New Jersey. These complaints allege, among other things, that Tellium and its then-current directors and executive officers and its underwriter violated the Securities Act of 1933 by making false and misleading statements preceding its initial public offering and in its registration statement prospectus relating to the securities offered in the initial public offering. The complaints further allege that these parties violated the Securities Exchange Act of 1934 by acting recklessly or intentionally in making the alleged misstatements. The actions seek damages in an unspecified amount, including compensatory damages, costs, and expenses incurred in connection with the actions and equitable relief as may be permitted by law or equity. On May 19, 2003, a consolidated amended complaint representing all of the actions was filed. On August 4, 2003, Tellium and its underwriters filed motions to dismiss the complaint. On April 1, 2004, the Court issued its decision granting Tellium’s and the underwriters’ motions to dismiss, while allowing plaintiffs an opportunity to seek leave to file a further amended complaint. On May 14, 2004, the plaintiffs filed a second consolidated and amended class action complaint. On June 25, 2004, the Company, as Tellium’s successor-in-interest, moved to have the second consolidated and amended class action complaint dismissed with prejudice. The motion to dismiss has been fully briefed, and the parties are awaiting the Court’s decision on the motion. It remains too early in the legal process to determine what impact, if any, these suits will have upon the Company’s business, financial condition, or results of operations. The Company intends to continue vigorously defending against the claims made in these actions.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenue:
North America	$19,309	$20,411	$54,194	$54,799
International	7,697	1,829	14,872	5,050

Total revenue	$27,006	$22,240	$69,066	$59,849

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenue by Product Family:
SLMS	$5,612	$4,449	$19,552	$14,406
Legacy and Service	17,183	17,791	45,303	45,443
Optical Transport	4,211	—	4,211	—

Total revenue	$27,006	$22,240	$69,066	$59,849

During the quarter ended September 30, 2004, the Company completed the acquisition of Sorrento and began selling optical transport products for the first time. Concurrently with this development, management implemented a new internal product categorization, in which the next-generation, internally developed SLMS products are the first category. The second product category, Legacy and Service, is comprised of product lines acquired in previous acquisitions, as well as service revenue. The Legacy and Service product category includes the former MUX and DLC product categories and one legacy product line acquired from Sorrento. The third product category is Optical Transport, which consists of the majority of the product lines acquired from Sorrento. All historical product line information has been restated to reflect the new product categories.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. We use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “should”, “will”, “would” and similar expressions to identify forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to obtain additional capital to fund our existing and future operations, the rate of product purchases by current and prospective customers, general economic conditions, conditions specific to the telecommunications and related industries, new product introductions and enhancements by us and our competitors, competition, manufacturing and sourcing risks. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below, under “Risk Factors” and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Our revenue consists of three product categories: SLMS, Legacy and Service, and Optical Transport. SLMS consists of our next generation, internally developed products. Legacy and Service is comprised of legacy product lines acquired in acquisitions, including the former MUX and DLC product categories and one legacy product line acquired from Sorrento, as well as service revenue. Optical Transport consists of the majority of the product lines acquired from Sorrento.

We believe that we have assembled the employee base, technological breadth and market presence to provide a simple yet comprehensive set of solutions to the complex problems encountered by network service providers when delivering communications services to subscribers.

Since inception, we have incurred significant operating losses and have an accumulated deficit of $627.6 million at September 30, 2004. The global telecommunications market has deteriorated significantly over the last several years. Many of our customers and potential customers have reduced their capital spending during this period and many others have ceased operations. Additional capital spending reductions have continued due to continued uncertainties regarding the state of the global economy, network overcapacity, customer bankruptcies, network build-out delays and limited capital availability. In response to the challenging environment, we have taken the actions that we believe are necessary for our future success. In particular, we have significantly reduced our operating costs through workforce reductions and careful cost controls. We have also taken significant write-downs of inventory, intangible assets and property and equipment. Due to our restructuring activities and careful expense controls, our net loss decreased from $108.6 million in 2002 to $17.2 million in 2003. For the nine months ended September 30, 2004, our net loss was $31.8 million. We do not expect any significant reductions in our overall workforce for at least through the period ending December 2004.

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

Acquisitions

As of September 30, 2004, we had completed eleven acquisitions of complementary companies, products or technologies to supplement our internal growth. To date, we have generated a significant amount of our revenue from sales of products obtained through acquisitions.

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

Valuation of Long-Lived Assets, including Goodwill and Other Acquisition-Related Intangible Assets

Our long-lived assets consist primarily of goodwill, other acquisition-related intangible assets and property and equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the benefits realized from the acquired business, difficulty and delays in integrating the business, or a significant change in the operations of the acquired business or use of an asset. Goodwill and other acquisition-related intangible assets not subject to amortization are tested annually for impairment using a two-step approach, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

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

As of September 30, 2004 we have $157.8 million of goodwill, $20.7 million of other acquisition-related intangible assets and $23.2 million of property and equipment. Other acquisition-related intangible assets are comprised mainly of purchased developed technology and customer relationships. Many of the entities acquired by us do not have significant tangible assets; as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to purchased in-process research and development for future acquisitions, and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price of the acquired companies to intangible assets and goodwill has a significant impact on our future operating results. The allocation process requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, we would have to perform an impairment review that might result in material write-downs of intangible assets and/or goodwill. Other factors we consider important which could trigger an impairment review, include, but are not limited to, significant changes in the manner of use of our acquired assets, significant changes in the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset or long-lived asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that the cost of an intangible asset or long-lived asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations of the entity or technology acquired over the remaining amortization or depreciation period, the net carrying value of the related intangible asset or long-lived asset will be reduced to fair value and the remaining amortization or depreciation period may be adjusted. For example, we recorded significant impairment charges during 2001, including $41.7 million related to goodwill and other acquired intangibles. In addition, in the fourth quarter of 2002, we recorded approximately $50.8 million of impairment in property, plant and equipment and other assets. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our intangible assets may change in the future, which could result in additional non-cash charges that would adversely affect our results of operations and financial condition.

RESULTS OF OPERATIONS

We list in the tables below the historical condensed consolidated statement of operations data as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenue	100%	100%	100%	100%
Cost of revenue	58%	55%	57%	55%

Gross profit	42%	45%	43%	45%
Operating expenses:
Research and product development	21%	25%	25%	26%
Sales and marketing	25%	20%	24%	22%
General and administrative	13%	5%	13%	5%
Purchased in-process research and development	9%	0%	12%	0%
Litigation settlement	0%	7%	0%	3%
Stock-based compensation	1%	4%	2%	(1)%
Amortization and impairment of intangible assets	11%	9%	11%	10%

Total operating expenses	80%	70%	87%	65%

Operating loss	(38)%	(25)%	(44)%	(20)%
Other income (expense), net	(3)%	(4)%	(2)%	(3)%

Loss before income taxes	(41)%	(29)%	(46)%	(23)%
Income tax (benefit) provision	0%	(14)%	0%	(5)%

Net loss	(41)%	(15)%	(46)%	(18)%

Revenue

Information about our revenue for products and services for the three and nine months ended September 30, 2004 and 2003 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	Increase (Decrease)	% change	2004	2003	Increase (Decrease)	% change
Products	$24.5	$20.0	$4.5	22%	$63.0	$54.0	$9.0	17%
Services	2.5	2.2	0.3	16%	6.1	5.9	0.2	4%

Total	$27.0	$22.2	$4.8	21%	$69.1	$59.9	$9.2	15%

Information about our revenue for North America and International markets for the three and nine months ended September 30, 2004 and 2003 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	Increase (Decrease)	% change	2004	2003	Increase (Decrease)	% change
North America	$19.3	$20.4	$(1.1)	(5)%	$54.2	$54.8	$(0.6)	(1)%
International	7.7	1.8	5.9	321%	14.9	5.1	9.8	195%

Total	$27.0	$22.2	$4.8	21%	$69.1	$59.9	$9.2	15%

Information about our revenue by product line for the three and nine months ended September 30, 2004 and 2003 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	Increase (Decrease)	% change	2004	2003	Increase (Decrease)	% change
SLMS	$5.6	$4.4	$1.2	26%	$19.6	$14.4	$5.2	36%
Legacy and Service	17.2	17.8	(0.6)	(3)%	45.3	45.5	(0.2)	(<1)%
Optical Transport	4.2	0.0	4.2	N/M	4.2	0.0	4.2	N/M

	$27.0	$22.2	$4.8	21%	$69.1	$59.9	$9.2	15%

For the three months ended September 30, 2004, revenue increased 21% or $4.8 million to $27.0 million from $22.2 million for the same period last year. For the nine months ended September 30, 2004, revenue increased 15% or $9.2 million to $69.1 million from $59.9 million for the same period last year. The increases were primarily due to stabilizing demand for our products compared to the same periods last year, and incremental revenue relating to the acquisition of Sorrento during the three months ended September 30, 2004.

Product revenue accounted for the majority of the total increase in revenue in each period, while service revenue increased modestly in each period. Revenue from international customers increased significantly in both periods of the current year, while revenue from North American customers declined modestly in each period. International revenue represented 29% and 22% of total revenue for the three and nine months ended September 30, 2004, respectively, as compared to 8% of revenue for both the three and nine months ended September 30, 2003. The significant increase in international revenue in each period reflects the increasing opportunity for our next generation products in greenfield deployments at international carriers, whereas the North American market is more mature and currently consists primarily of sales of legacy type products and services.

Revenue for our SLMS product family increased by $1.2 million, or 26% for the three months ended September 30, 2004 and by $5.2 million, or 36% for the nine months ended September 30, 2004 as compared to the same periods last year, respectively. Revenue for our Legacy and Service product family, which includes the former MUX and DLC product categories, decreased by $0.6 million, or 3% in the three months ended September 30, 2004 and $0.2 million, or less than 1% in the nine months ended September 30, 2004 as compared to the same periods last year, respectively. Revenue for our Optical Transport product family was $4.2 million for the three and nine months ended September 30, 2004. There was no Optical Transport product family revenue for either period in the prior year.

While we anticipate focusing our sales and marketing efforts on our SLMS and Optical Transport product families, revenue from the Legacy and Service product family is expected to continue to represent the majority of our total revenue, at least in the near term, given the current trends in service provider capital spending, which tend to focus more on supporting legacy type revenue generating activities rather than investing in newer, more technologically advanced types of products. We expect that over time, the product mix will continue to shift towards next generation products in SLMS and Optical Transport, with Legacy and Service revenues remaining flat or declining as a percentage of total revenues. However in any given quarter, revenue from the Legacy and Service product family may fluctuate significantly, due to seasonal and other variations in the purchasing patterns for the major customers of these products.

During the three and nine months ended September 30, 2004, one customer accounted for 19% and 15% of total revenue, respectively. No other customer accounted for 10% or more of total revenue in either period. During the nine months ended September 30, 2003, two customers accounted for 18% and 12% of total revenue. Although our largest customers have varied over time, we anticipate that our results of operations in any given period will continue to depend to a great extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue

For the three months ended September 30, 2004, cost of revenue increased $3.4 million to $15.6 million compared to $12.2 million for the same period last year. Total cost of revenue was 58% of revenue for the three months ended September 30, 2004, compared to 55% of revenue for the same period last year. For the nine months ended September 30, 2004, cost of revenue increased $6.6 million to $39.5 million compared to $32.9 million for the same period last year. Total cost of revenue was 57% of revenue for the nine months ended September 30, 2004, compared to 55% of revenue for the same period last year.

For the nine months ended September 30, 2004, cost of revenue was higher as a percentage of revenue due primarily to higher charges for excess inventory, the impact of stock-based compensation expense on cost of revenue, and a shift in product mix towards a higher percentage of revenue from lower margin products. These factors were partially offset by the favorable impact of a specific revenue transaction for which the inventory had been previously written down.

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

Research and Product Development Expenses

For the three months ended September 30, 2004, research and product development expenses increased 3% or $0.2 million to $5.7 million compared to $5.5 million for the same period last year. For the nine months ended September 30, 2004, research and product development expenses increased 10% or $1.6 million to $17.3 million compared to $15.7 million for the nine months ended September 30, 2003. The increases were primarily attributable to higher compensation related expenses.

Sales and Marketing Expenses

For the three months ended September 30, 2004, sales and marketing expenses increased 51% or $2.3 million to $6.8 million compared to $4.5 million for the same period last year. For the nine months ended September 30, 2004, sales and marketing expenses increased 28% or $3.6 million to $16.7 million compared to $13.1 million for the same period last year. The increases were primarily attributable to higher salaries and commissions, travel, trade shows and other marketing promotions.

General and Administrative Expenses

For the three months ended September 30, 2004, general and administrative expenses increased 179% or $2.2 million to $3.4 million compared to $1.2 million for the same period last year. For the nine months ended September 30, 2004, general and administrative expenses increased 181% or $5.7 million to $8.8 million compared to $3.1 million for the same period last year. The significant increases were primarily due to increased costs associated with being an SEC registrant, personnel costs, subsequently incurred legal expenses related to acquisitions, and charges related to lease terminations for multiple excess facilities.

Purchased In-Process Research and Development Expense

For the three months ended September 30, 2004, we recorded $2.4 million for purchased in-process research and development expense relating to the acquisition of Sorrento. For the nine months ended September 30, 2004, we recorded $8.6 million for purchased in-process research and development expense relating to acquisitions of Sorrento and the assets of Gluon Networks. These amounts were charged to expense because technological feasibility had not been established and no future alternative uses for the technology existed. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. No charges for purchased in-process research and development were recorded in the same periods of last year.

Stock-Based Compensation Expense

Stock-based compensation expense was $0.4 million for the three months ended September 30, 2004, compared to $0.9 million for the same period last year. For the nine months ended September 30, 2004, stock-based compensation expense was $1.4 million compared to a $0.8 million benefit for the same period last year. Stock-based compensation expense primarily resulted from the difference between the fair value of our common stock and the exercise price for stock options granted to employees on the date of grant. We amortize the resulting deferred compensation over the vesting periods of the applicable options using an accelerated method, which can result in a net credit to stock-based compensation expense during a particular period, if the amount reversed due to the forfeiture of unvested shares exceeds the amortization of deferred compensation. During the nine months ended September 30, 2003, the amount reversed due to the forfeiture of unvested shares exceeded the amortization of deferred compensation, resulted in a net benefit of $0.8 million.

For the three and nine months ended September 30, 2004 and 2003, stock-based compensation expense consisted of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Amortization of deferred compensation	$365	$844	$1,570	$4,407
Benefit due to reversal of previously recorded stock-based compensation expense on forfeited shares	(20)	(80)	(112)	(5,365)
Other	26	130	(12)	136

	$371	$894	$1,446	$(822)

Amortization and Impairment of Intangibles

For the three and nine months ended September 30, 2004, amortization and impairment of intangibles increased by $0.8 million and $1.4 million, respectively, compared to the same periods in the previous year. The increases were primarily due to the incremental amortization relating to the Sorrento acquisition. In addition, for the nine months ended September 30, 2004, amortization and impairment of intangibles also increased due to an impairment charge of $0.2 million relating to the Gluon acquired workforce, and incremental amortization relating to the acquisition of eLuminant which closed in February 2003.

Other Income (Expense), Net

For the three and nine months ended September 30, 2004 and 2003, other income (expense), net was comprised as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest expense	$(1,162)	$(961)	$(2,977)	$(2,966)
Interest income	300	25	1,069	121
Other income (expense)	64	57	686	881

	$(798)	$(879)	$(1,222)	$(1,964)

Interest expense increased for the three months ended September 30, 2004 as compared to the same period last year due primarily to an increase in borrowings relating to the acquisition of Sorrento. For the nine months ended September 30, 2004, interest expense was relatively flat, as the impact of the additional Sorrento debt was offset by a decrease in other outstanding borrowings.

Interest income increased for the three and nine months ended September 30, 2004 as compared to the same periods last year due primarily to higher average balances of cash and short-term investments.

Income Tax (Benefit) Provision

During the three and nine months ended September 30, 2004, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have recorded a full valuation allowance. During the three months ended September 30, 2003, we recorded a current tax benefit of $3.1 million, relating to the final resolution of tax refund claims for net operating loss carrybacks of post-acquisition losses incurred by Premisys. We had originally received the tax refunds related to Premisys in previous years, but did not recognize any income tax benefit at that time due to the substantial uncertainty regarding whether the benefit could be sustained upon examination by tax authorities.

Liquidity and Capital Resources

Historically, we have financed our operations through private sales of capital stock and borrowings under various debt arrangements. Following the completion of our merger with Tellium in November 2003, in which our common stock became publicly traded, we have financed and expect to continue to finance our operations through a combination of our existing cash, cash equivalents and short-term investments, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At September 30, 2004, cash, cash equivalents and short-term investments, all of which are available to fund current operations, were $68.6 million. This amount includes cash and cash equivalents of $42.1 million, as compared with $32.5 million at December 31, 2003. The increase in cash and cash equivalents was attributable to cash provided by investing activities of $43.4 million and cash provided by financing activities of $10.0 million, offset by cash used in operating activities of $43.9 million.

Net cash provided by investing activities consisted primarily of net maturities of short-term investments of $39.1 million, and net cash acquired in acquisitions of $5.6 million. Net cash provided by financing activities consisted primarily of net borrowings under our line of credit of $9.7 million. Net cash used in operating activities consisted of the net loss of $31.8 million, adjusted for non-cash charges totaling $18.6 million and changes in operating assets and liabilities totaling $30.7 million. The most significant components of the changes in operating assets and liabilities were a decrease in accrued expenses of $15.1 million primarily due to payment of acquisition related accruals and increase in inventories and accounts receivable of $6.8 million and $5.8 million, respectively.

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

Our primary source of liquidity comes from our cash and cash equivalents and short-term investments, which totaled $68.6 million at September 30, 2004, and our $25.0 million line of credit agreement, under which $14.5 million was outstanding at September 30, 2004, and an additional $8.4 million was committed as security for obligations under our secured real estate loan facility and other letters of credit. Borrowings under the line of credit agreement bear interest at the financial institution’s prime rate or LIBOR plus 2.9%, at the election of the borrower. Our short-term investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities at the date of acquisition ranging from 90 days to one year. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and investments will continue to be consumed by operations.

In March 2004, we filed a Form S-3 Registration Statement which allows us to sell, from time to time, up to $100 million of our common stock or other securities. Although we may use this multi-purpose shelf registration to raise additional capital, there can be no certainty as to when or if we may offer any securities under the shelf registration or what the terms of any such offering would be.

Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At September 30, 2004, two customers represented 21% and 19%, respectively, of our total accounts receivable balance. Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt. We currently intend to fund our operations for the foreseeable future using our existing cash, cash equivalents and short-term investments and liquidity available under our line of credit agreement.

Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments and available credit facilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Contractual Commitments and Off-Balance Sheet Arrangements

At September 30, 2004, our future contractual commitments by fiscal year were as follows (in thousands):

	Total	Remainder of 2004	2005	2006	2007	2008	2009 and After
Operating leases	$4,001	$2,011	$1,223	$425	$342	—	—
Line of credit	14,500	14,500	—	—	—	—	—
Debt	48,075	4,285	990	31,072	11,728	—	—
Inventory purchase commitments	4,757	4,757	—	—	—	—	—

Total future contractual commitments	$71,333	$25,553	2,213	31,497	12,070	—	—

The amounts shown above represent off-balance sheet arrangements to the extent that a liability is not already recorded on our balance sheet. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. For debt obligations, the amounts shown above represent the scheduled principal repayments, but not the associated interest payments which may vary based on changes in market interest rates. At September 30, 2004, the interest rate on our outstanding debt obligations ranged from 7.5% to 8.0%. Inventory purchase commitments represent the amount of excess inventory purchase commitments that have been recorded on our balance sheet at September 30, 2004.

We also had commitments under outstanding letters of credit totaling $0.3 million at September 30, 2004. We have recorded restricted cash on our balance sheet equal to the amount outstanding under these letters of credit.

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

We have incurred significant losses to date and expect that we will to continue to incur losses in the foreseeable future. Our net losses for 2003 and 2002 were $17.2 million and $108.6 million, respectively. Our net loss for the nine months ended September 30, 2004 was $31.8 million, and we had an accumulated deficit of $627.6 million at September 30, 2004.

We have not generated positive cash flow from operations since inception, and expect this to continue for the foreseeable future. We have significant fixed expenses and expect that we will continue to incur substantial manufacturing, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the ongoing development of our business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to acquisitions and the integration of new technologies, including our ongoing integration of Sorrento, and other acquisitions that may occur in the future. Further, as 2004 is the first full year that we are subject to SEC reporting obligations, and given the increased costs associated with compliance with the Sarbanes-Oxley Act of 2002, we have incurred and are likely to continue to incur increased expenses related to regulatory and legal compliance. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue to achieve or sustain profitability, we will continue to incur substantial operating losses and our stock price could decline.

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

If we are unable to favorably assess the effectiveness of our internal control over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and beginning with our Annual Report on Form 10-K for the year ending December 31, 2004, our management will be required to report on, and our independent auditors to attest to, the effectiveness of our internal control over financial reporting as of the end of 2004. The rules governing the standards that must be met for management to assess our internal control over financial reporting are new and complex, and require significant documentation, testing and possible remediation. We are currently in the process of reviewing, documenting and testing our internal control over financial reporting, which has and will likely continue to result in increased expenses and the devotion of significant management resources. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, in connection with the attestation process by our independent auditors, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, investor confidence and our stock price could be adversely affected.

Capital constraints in the telecommunications industry could restrict the ability of our customers to buy our products.

As a result of the economic slowdown affecting the telecommunications industry and the technology industry in general, our customers and potential customers have significantly reduced the rate of their capital expenditures, and as result, our revenue declined by 26% from 2002 to 2003. During the nine months ended September 30, 2004, excluding the impact of incremental revenue associated with the acquisition of Sorrento, revenue increased modestly compared to the same period in 2003. Any reduction of capital equipment acquisition budgets or the inability of our current and prospective customers to obtain capital could cause them to reduce or discontinue purchase of our products, and as a result we could experience reduced revenues and our operating results could be adversely impacted. In addition, many of the current and prospective customers for our products are emerging companies with limited operating histories. These companies require substantial capital for the development, construction and expansion of their businesses. Neither equity nor debt financing may be available to these companies on favorable terms, if at all. To the extent that these companies are unable to obtain the financing they need, our ability to make future sales to these customers and realize revenue from any such sales could be harmed. In addition, to the extent we choose to provide financing to these prospective customers, we will be subject to additional financial risk which could cause our expenses to increase.

Our future operating results are difficult to predict due to our limited operating history.

We began operations in September 1999. Although we expect that our next-generation, internally developed Single Line Multi-Service, or SLMS, product line will account for a substantial portion of our revenue in the future, to date we have generated a significant portion of our revenue from sales of products from our Legacy and Service product lines that we acquired from other companies. Due to our limited operating history, we have difficulty accurately forecasting our revenue, and we have limited historical financial data upon which to base our operating expense budgets. Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. The primary factors that may affect our results of operations include the following:

•	commercial acceptance of our SLMS products, and our ability to successfully market the Optical Transport products acquired from Sorrento;

•	fluctuations in demand for network access products;

•	new product introductions, enhancements or announcements by our competitors;

•	the length and variability of the sales cycles for our products;

•	the timing and size of sales of our products;

•	our customers’ ability to finance their purchase of our products as well as their own operations;

•	our ability to forecast demand for our products;

•	the ability of our company and our contract manufacturers to attain and maintain production volumes and quality levels for our products;

•	our ability to obtain sufficient supplies of sole or limited source components;

•	changes in our pricing policies or the pricing policies of our competitors;

•	increases in the prices of the components we purchase, or quality problems associated with these components;

•	our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;

•	the timing and magnitude of prototype expenses;

•	unanticipated changes in regulatory requirements which may require us to redesign portions of our products;

•	regulatory and compliance costs associated with being a publicly-traded company;

•	changes in accounting rules, such as any future requirement to record stock-based compensation expense for employee stock option grants made at fair market value;

•	our ability to attract and retain key personnel;

•	our sales of common stock or other securities in the future;

•	costs related to acquisitions of technologies or businesses; and

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

The target customers for our products are network service providers that operate voice, data and video communications networks. There are a limited number of potential customers in our target market. During the nine months ended September 30, 2004, one customer accounted for 15% of our revenue. During the year ended December 31, 2003, two customers accounted for 17% and 11% of our revenue, respectively. A significant portion of our future revenue will depend on sales of our products to a limited number of customers. Any failure of one or more customers to purchase products from us for any reason, including any downturn in their businesses, would seriously harm our business, financial condition and results of operations.

Acquisitions are an important part of our strategy, and any strategic acquisitions or investments we make could disrupt our business and seriously harm our financial condition.

As of September 30, 2004, we have acquired eleven companies or product lines, and we may acquire additional businesses, products or technologies in the future. On an ongoing basis, we may evaluate acquisitions of, or investments in, complementary companies, products or technologies to supplement our internal growth. In the future, we may encounter difficulties identifying and acquiring suitable acquisition candidates on reasonable terms.

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

As of September 30, 2004, we had approximately $43.1 million in long-term debt, including approximately $11.7 million of long-term debt that we assumed through our acquisition of Sorrento. Our debt obligations could materially and adversely affect us in a number of ways, including:

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

We have expanded our operations rapidly since our inception. The number of our employees has grown from eight as of September 30, 1999 to 275 as of September 30, 2004. As our business grows, we expect to increase the scope of our operations and the number of our employees. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. To manage our growth properly, we must:

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

At September 30, 2004, our executive officers, directors and entities affiliated with them beneficially owned, in the aggregate, approximately 39% of our outstanding common stock. These stockholders, if acting together, will be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of our company even if such a transaction would be beneficial to our other stockholders. In addition, provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004	December 31, 2003
Cash and cash equivalents	$42,128	$32,547
Short-term investments	26,490	65,709

	$68,618	$98,256

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts, commercial paper, and debt securities of domestic municipalities with credit ratings of AA or better. Cash and cash equivalents are principally held with various domestic financial institutions with high-credit standing. As of September 30, 2004, we had accounts receivable balances from two customers individually representing 21% and 19% of accounts receivable, respectively.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We do not use derivative financial instruments in our investment portfolio. We do not hold financial instruments for trading or speculative purposes. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Under our investment policy, short-term investments have a maximum maturity of one year from the date of acquisition, and the average maturity of the portfolio cannot exceed six months. Due to the relatively short maturity of the portfolio, a 10% increase in market interest rates at September 30, 2004 would decrease the fair value of the portfolio by less than $0.1 million.

Foreign Currency Exchange Risk

While substantially all of our assets are located in the United States, we have sales operations located in Europe, Asia, the Middle East and Latin America. Accordingly, our operating results are also exposed to changes in exchange rates between the U.S. dollar and those currencies. Although a significant portion of our international sales are in U.S. dollars, as sales in foreign currencies increase, the exposure to changes in exchange rates will also increase. Since inception, we have not hedged any of our local currency cash flows. While our financial results to date have not been materially affected by any changes in currency exchange rates, devaluation of the U.S. dollar against these currencies may affect our future operating results.

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

On various dates between approximately December 10, 2002 and February 27, 2003, numerous class-action securities complaints were filed against Tellium in the United States District Court, District of New Jersey. These complaints allege, among other things, that Tellium and its then-current directors and executive officers and its underwriter violated the Securities Act of 1933 by making false and misleading statements preceding its initial public offering and in its registration statement prospectus relating to the securities offered in the initial public offering. The complaints further allege that these parties violated the Securities Exchange Act of 1934 by acting recklessly or intentionally in making the alleged misstatements. The actions seek damages in an unspecified amount, including compensatory damages, costs, and expenses incurred in connection with the actions and equitable relief as may be permitted by law or equity. On May 19, 2003, a consolidated amended complaint representing all of the actions was filed. On August 4, 2003, Tellium and its underwriters filed motions to dismiss the complaint. On April 1, 2004, the Court issued its decision granting Tellium’s and the underwriters’ motions to dismiss, while allowing plaintiffs an opportunity to seek leave to file a further amended complaint. On May 14, 2004, the plaintiffs filed a second consolidated and amended class action complaint. On June 25, 2004, the Company, as Tellium’s successor-in-interest, moved to have the second consolidated and amended class action complaint dismissed with prejudice. The motion to dismiss has been fully briefed, and the parties are awaiting the Court’s decision on the motion. It remains too early in the legal process to determine what impact, if any, these suits will have upon the Company’s business, financial condition, or results of operations. The Company intends to continue vigorously defending against the claims made in these actions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: November 12, 2004	By:	/s/ MORTEZA EJABAT
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer