Form 10-Q
period 2005-03-31
ZHONE TECHNOLOGIES INC
filed 2005-05-10
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  ☒    No  ☐

As of April 29, 2005, there were approximately 94,432,000 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$41,665	$46,604
Short-term investments	19,419	18,612
Accounts receivable, net of allowances for sales returns and doubtful accounts of $4,537 and $4,990, respectively	18,239	19,243
Inventories	43,164	37,352
Prepaid expenses and other current assets	3,294	3,949

Total current assets	125,781	125,760
Property and equipment, net	22,877	22,967
Goodwill	157,232	157,232
Other acquisition-related intangible assets, net	15,590	17,847
Restricted cash	758	758
Other assets	367	663

Total assets	$322,605	$325,227

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,751	$14,155
Line of credit	14,500	14,500
Current portion of long-term debt	4,363	1,378
Accrued and other liabilities	16,209	23,938

Total current liabilities	55,823	53,971
Long-term debt, less current portion	40,116	39,935
Other long-term liabilities	1,464	1,537

Total liabilities	97,403	95,443

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 900,000 shares; issued and outstanding 94,428 and 94,139 shares as of March 31, 2005 and December 31, 2004, respectively	94	94
Additional paid-in capital	862,696	862,261
Notes receivable from stockholders	(550)	(550)
Deferred compensation	(379)	(538)
Other comprehensive loss	(125)	(80)
Accumulated deficit	(636,534)	(631,403)

Total stockholders’ equity	225,202	229,784

Total liabilities and stockholders’ equity	$322,605	$325,227

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Net revenue	$27,563	$21,033
Cost of revenue	15,567	11,898
Stock-based compensation	27	82

Gross profit	11,969	9,053

Operating expenses:
Research and product development (excluding non-cash stock-based compensation expense of $59 and $216 respectively)	5,910	5,953
Sales and marketing (excluding non-cash stock-based compensation expense of $51 and $159 respectively)	6,134	4,682
General and administrative (excluding non-cash stock-based compensation expense of $18, and $153, respectively)	2,027	2,482
Purchased in-process research and development	—	6,185
Stock-based compensation	128	528
Amortization of intangible assets	2,257	2,078

Total operating expenses	16,456	21,908

Operating loss	(4,487)	(12,855)
Other expense, net	(606)	(434)

Loss before income taxes	(5,093)	(13,289)
Income tax provision	38	96

Net loss	$(5,131)	$(13,385)

Basic and diluted net loss per share	$(0.05)	$(0.17)
Weighted average shares outstanding used to compute basic and diluted net loss per share	94,100	77,266

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(5,131)	$(13,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,683	2,331
Stock-based compensation	155	610
Purchased in-process research and development	—	6,185
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,004	(2,777)
Inventories	(5,812)	(4,138)
Prepaid expenses and other current assets	655	956
Other assets	296	17
Accounts payable	6,596	(722)
Accrued liabilities and other	(4,060)	(6,484)

Net cash used in operating activities	(3,614)	(17,407)

Cash flows from investing activities:
Purchases of property and equipment	(440)	(66)
Purchases of short-term investments	(5,707)	(48,966)
Proceeds from sale and maturities of short-term investments	4,881	69,790
Change in restricted cash	—	(650)

Net cash (used in) provided by investing activities	(1,266)	20,108

Cash flows from financing activities:
Net borrowings under credit facilities	—	9,700
Proceeds from issuance of common stock	600	896
Repayment of debt	(634)	(710)

Net cash (used in) provided by financing activities	(34)	9,886

Effect of exchange rate changes on cash	(25)	(38)

Net (decrease) increase in cash and cash equivalents	(4,939)	12,549
Cash and cash equivalents at beginning of period	46,604	32,547

Cash and cash equivalents at end of period	$41,665	$45,096

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued liabilities converted to note payable	$3,800	$—

Common stock and options issued for acquisitions	$—	$5,738

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

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

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

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

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers, and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended March 31, 2005, sales to one customer represented 13% of net revenue. For the three months ended March 31, 2004, sales to two customers represented 11% and 10% of net revenue, respectively. As of March 31, 2005 and December 31, 2004, the Company had an accounts receivable balance from one customer representing 10% of accounts receivable.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB 25. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value-based method and the recording of such expense in our consolidated statements of income. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to income statement recognition. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123 below, it is evaluating the requirements under SFAS 123R and expects the adoption to have an adverse impact on its consolidated statements of income and net income per share.

For the three month periods ended March 31, 2005 and 2004, the fair value of the Company’s stock-based awards to employees was estimated using the following weighted average assumptions: expected option life 4.0 years; dividend yield of 0%; risk-free interest rate of 4.1% and 3.0%, respectively; and volatility of 77% and 95%, respectively.

The following table illustrates the effect on net loss and net loss per share if the fair value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	Three months ended March 31,
	2005	2004
Net loss, as reported	$(5,131)	$(13,385)
Add: Stock-based compensation expense included in reported net loss	155	610
Deduct: Total stock-based compensation benefit (expense) determined under fair value method for all awards	(1,663)	(1,861)

Pro forma net loss	$(6,639)	$(14,636)

Loss per share applicable to holders of common stock:
As reported – basic and diluted	$(0.05)	$(0.17)

Pro forma – basic and diluted	$(0.07)	$(0.19)

(2)	Acquisitions

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

The purchase consideration was allocated to the fair values of the assets acquired as follows: net tangible assets - $23.4 million, amortizable intangible assets - $14.8 million, purchased in-process research and development - $2.4 million, goodwill - $57.2 million and deferred compensation - $0.2 million. The amount allocated to purchased in-process research and development was charged to expense during the third quarter of 2004, because technological feasibility had not been established and no future alternative uses for the technology existed. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. Of the amount allocated to amortizable intangible assets, $9.2 million was allocated to core technology, which is being amortized over an estimated useful life of five years. The remaining $5.6 million was allocated to customer relationships, which is being amortized over an estimated useful life of four years.

Assumed liabilities related to the Sorrento acquisition totaled $27.0 million, the most significant component of which was long-term debt and debentures totaling $15.8 million. Following the consummation of the acquisition, the Company sold certain excess facilities acquired from Sorrento. The net proceeds were used to repay the associated long-term debt of $4.1 million and convertible debentures of $2.5 million. The assumed liabilities also included employee severance and exit costs totaling $1.6 million, which were recorded based on Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” As of March 31, 2005 and December 31, 2004, liabilities related to employee severance and exit costs were under thirty thousand dollars.

The following table reflects the unaudited pro forma combined results of operations of the Company on the basis that the acquisition of Sorrento had taken place at the beginning of each period presented (in thousands, except per share data).

	Three months ended March 31,
	2005	2004
Net Revenue	$27,563	$27,126
Net Loss	(5,131)	(18,866)
Net Loss per share – basic and diluted	$(0.05)	$(0.20)
Number of shares used in computation – basic and diluted	94,100	92,913

Gluon

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

The purchase price for the Gluon transaction was allocated to purchased in-process research and development - $6.2 million, and acquired workforce - $0.3 million. The amount allocated to purchased in-process research and development was charged to expense during the first quarter of 2004, because technological feasibility had not been established and no future alternative uses for the technology existed. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. Because the transaction did not constitute a business combination, no goodwill was recorded and a portion of the purchase price was allocated to the acquired workforce, which was being amortized over a two year period. An impairment charge of $0.2 million was subsequently recorded in the second quarter of 2004 relating to the Gluon acquired workforce, because the majority of the former Gluon employees were no longer employed by the Company.

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

	Severance	Exit Costs	Total
Balance at December 31, 2004	$180	$650	$830
Cash payments	—	(650)	(650)

Balance at March 31, 2005	$180	$—	$180

The remaining costs accrued under EITF 95-3 are expected to be paid by the first half of 2005.

(3)	Long-lived Assets, Goodwill and Other Acquisition-Related Intangible Assets

The Company tests goodwill for impairment using a two step approach on an annual basis, or when certain indicators of impairment exist in accordance with SFAS 142. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit using the market approach. The Company has determined that it operates in a single segment with one operating unit. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. At March 31, 2005 and December 31, 2004, the Company had goodwill with a carrying value of $157.2 million. No goodwill impairment charges have been recorded since the initial adoption of SFAS No. 142 in 2002, however a continued low market capitalization of the Company may cause impairment charges to be realized in the future.

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

Details of the Company’s acquisition-related intangible assets are as follows:

	March 31, 2005
	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life
		(in thousands)		(in years)
Developed technology	$35,596	$(33,902)	$1,694	3.6
Core technology	21,342	(13,490)	7,852	5.0
Others	16,570	(10,526)	6,044	3.9

Total	$73,508	$(57,918)	$15,590

	December 31, 2004
	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life
		(in thousands)		(in years)
Developed technology	$35,596	$(33,103)	$2,493	3.7
Core technology	21,342	(13,028)	8,314	5.0
Others	16,570	(9,530)	7,040	3.9

Total	$73,508	$(55,661)	$17,847

Amortization expense of acquisition-related intangible assets was $2.3 million and $2.1 million for the three months ended March 31, 2005 and 2004, respectively.

Estimated amortization expense for the future periods ending December 31 is as follows: 2005 (remainder of year) - $5.4 million, 2006 - $3.5 million, 2007 - $3.2 million, 2008- $2.5 million and 2009 - $0.9 million.

(4)	Inventories

Inventories as of March 31, 2005 and December 31, 2004 are as follows (in thousands):

	March 31, 2005	December 31, 2004
Inventories:
Raw materials	$32,167	$28,918
Work in process	8,358	6,269
Finished goods	2,639	2,165

	$43,164	$37,352

(5)	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended March 31,
	2005	2004
Numerator:
Net loss	$(5,131)	$(13,385)

Denominator:
Weighted average common stock outstanding	94,225	77,456
Adjustment for common stock issued subject to repurchase	(125)	(190)

Denominator for basic and diluted calculation	94,100	77,266

Basic and diluted net loss per share	$(0.05)	$(0.17)

The following table sets forth potentially dilutive securities that have been excluded from the diluted net loss per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except exercise price data):

	Three Months Ended March 31, 2005	Weighted Average Exercise price
Weighted average common stock issued subject to repurchase	125	$2.23
Convertible debentures	1,473	6.02
Warrants	3,030	9.20
Outstanding stock options granted	8,892	4.56

	13,520

	Three Months Ended March 31, 2004	Weighted Average Exercise price
Weighted average common stock issued subject to repurchase	190	$1.84
Warrants	337	47.40
Outstanding stock options granted	4,653	4.26

	5,180

(6)	Comprehensive Loss

The components of comprehensive loss, net of tax, for the three months ended March 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss	$(5,131)	$(13,385)
Other comprehensive loss:
Change in unrealized gain/loss on investments	(20)	3
Foreign currency translation adjustments	(25)	(38)

Total comprehensive loss	$(5,176)	$(13,420)

(7)	Commitments and Contingencies

Line of Credit and Long-Term Debt

In March 2005, the Company entered into an amendment to its existing revolving credit facility with a financial institution providing for a one year extension of the term of the existing facility and an increase in the size of the facility to $35 million from $25 million. The amended agreement expires in February 2006. Under this agreement, $14.5 million was outstanding at March 31, 2005 and December 31, 2004, and an additional $9.0 million and $9.1 million was committed as security for obligations under the Company’s secured real estate loan facility and other letters of credit as of March 31, 2005 and December 31, 2004, respectively. Borrowings under the line of credit agreement bear interest at the financial institution’s prime rate or LIBOR plus 2.9%, at the Company’s election, provided that the minimum interest rate is 4.0%. The interest rate was 5.75% at March 31, 2005.

At March 31, 2005, the Company had $31.8 million of debt outstanding under a secured real estate loan facility which matures in April 2006. The interest rate on this debt was 8.0% at March 31, 2005.

The Company also assumed convertible debentures relating to the acquisition of Sorrento in July 2004, totaling $11.7 million, with an interest rate of 7.5%. The outstanding principal amount of the convertible debentures was $8.9 million as of March 31, 2005 and matures in August 2007. The debentures are callable by the Company at any time, and can be converted into common stock at the option of the holder at a conversion price of $6.02 per share.

As of March 31, 2005, the annual commitments on the $44.5 million of current and long-term debt were as follows: $3.6 million for the remainder of 2005, $32.0 million in 2006, and $8.9 million in 2007.

Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

Operating leases
Year ending December 31:
2005 (remainder of the year)	$782
2006	200
2007	26

Total minimum lease payments	$1,008

Warranties & Other Commitments

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment.

The following table reconciles changes in the Company’s accrued warranties and related costs for the three months ended March 31, 2005 and 2004 (in thousands):

	Three months ended March 31,
	2005	2004
Beginning balance	$5,839	$5,856
Charged to cost of revenue	208	51
Claims and settlements	(558)	(352)

Ending balance	$5,489	$5,555

The Company depends on sole source and limited source suppliers for several key components and on contract manufacturers to manufacture certain product lines. If the Company was unable to obtain these components on a timely basis, or if its contract manufacturers were unable to meet the Company’s delivery requirements, the Company’s operating results could be materially adversely affected.

The Company has agreements with various contract manufacturers which include inventory repurchase commitments on excess material based on the Company’s sales forecasts. The Company had recorded a liability of $4.5 million related to these commitments as of December 31, 2004. In March 2005, the Company entered into a settlement agreement with a contract manufacturer. As a result of this settlement, the Company issued a $3.8 million non-interest bearing promissory note in return for inventory valued at $1.4 million and settlement of liabilities totaling $5.5 million, which included inventory purchase commitments of $4.5 million noted above. The net impact resulted in a benefit to cost of revenue of $3.1 million. Under the promissory note the Company is obligated to pay $2.0 million in April 2005 and the remaining $1.8 million is due in four quarterly installments beginning July 2005.

In connection with the acquisition of Sorrento, the Company has recorded assumed liabilities for possible contingencies related to the resolution of a pension plan. In 2000, Sorrento sold one of its subsidiaries to Entrada Networks, Inc. In connection with this transaction, Entrada assumed all responsibilities for a defined benefit plan. Although Entrada is the sponsor of the benefit plan, it disclaims responsibility for the minimum funding contributions to the benefit plan and insists that the Company is responsible for any liability related thereto. The Company has reserved an estimated amount which the Company expects is sufficient to cover potential claims regarding the resolution of the benefit plan.

The Company has an agreement with a vendor for the right to use certain technologies in its normal course of business. During the quarter ended March 31, 2005, the Company recorded $1.0 million related to a technology license claim, of which $0.75 million related to production licenses charged to cost of revenue, and $0.25 million related to software licenses charged to research and development. Subsequent to March 31, 2005, the Company reached a settlement in the amount recorded, for the resolution of this claim.

During the quarter ended March 31, 2005, the Company recorded $0.4 million as a charge to cost of revenue related to a customer inventory support claim. The Company expects the amount recorded will be sufficient to cover the resolution of this claim.

Sale of inventory and licensing of certain intellectual property

During the quarter ended March 31, 2005, the Company sold all inventory and certain assets related to one of its legacy product lines to a third party. The net impact resulted in a loss of $0.4 million which was recorded as a charge to cost of revenue. As part of this transaction, the Company also entered into a licensing arrangement with the third party for the use and option to purchase the technology associated with this legacy product line for up to $3.5 million. Future income associated with the technology license will be recorded when and if realized.

Letters of Credit

The Company has issued letters of credit to ensure its performance or payment to third parties in accordance with specified terms and conditions, which amounted to $0.3 million and $0.4 million as of March 31, 2005 and December 31, 2004, respectively. The Company has recorded restricted cash equal to the amount outstanding under these letters of credit.

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

(8)	Segment Information

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

	Three Months ended March 31,
	2005	2004
	(in thousands)
Revenue:
North America	$21,080	$17,791
International	6,483	3,242

Total revenue	$27,563	$21,033

	Three Months ended March 31,
	2005	2004
	(in thousands)
Revenue by Product Family:
SLMS	$9,093	$7,358
Legacy and Service	12,732	13,675
Optical Transport	5,738	—

Total revenue	$27,563	$21,033

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

This report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets, including growth in the service provider market; future growth and revenues from our SLMS products; improvements in the capital spending environment; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, the ability to generate sufficient revenue to achieve or sustain profitability, the ability to raise additional capital to fund existing and future operations, defects or other performance problems in our products, reliance on contract manufacturers to produce our products cost-effectively and in sufficient volumes, dependence on sole or limited source suppliers for key components, the economic slowdown in the telecommunications industry that has restricted the ability of our customers to purchase our products, commercial acceptance of our SLMS products, intense competition in the communications equipment market from large equipment companies as well as private companies that have announced plans for products that address the same networks needs as our products, higher than anticipated expenses that we may incur, and other factors identified below, under the heading “Risk Factors” and elsewhere in this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

OVERVIEW

We believe that we are the first company dedicated solely to developing the full spectrum of next-generation solutions to cost effectively deliver next generation services while simultaneously preserving the investment in today’s networks. Most of our products are based upon our Single Line Multi-Service (SLMS) architecture. In addition, our optical transport products extend this architecture to the transport network for the efficient distribution of voice, data and video as well as other high-bandwidth services including Video on Demand (VOD) and high-definition television (HDTV). From its inception, this new SLMS architecture was specifically designed for the delivery of multiple classes of subscriber services (such as voice, data and video distribution), rather than being based on a particular protocol or media. In other words, our SLMS products are built to support the migration from circuit to packet technologies, and from copper to fiber technologies. This flexibility allows our products to adapt to future technologies while allowing service providers to focus on service delivery. With this SLMS architecture, service providers can leverage their existing networks to deliver a combination of voice, data and video services today, while they migrate, either simultaneously or at a future date, from legacy equipment to next generation equipment with minimal interruption. We believe that our SLMS solutions provide an evolutionary path for service providers from their existing infrastructures, as well as give newer service providers the capability to deploy cost-effective, multi-service networks.

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

Since inception, we have incurred significant operating losses and have an accumulated deficit of $636.5 million at March 31, 2005. The global communications market has deteriorated significantly over the last several years. Beginning in 2004, we have seen market conditions stabilize as demand for our products has increased. In addition, starting the last half of 2004 we began generating additional revenue from a new line of products we acquired from Sorrento Networks Corporation in July 2004.

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

Basis of Presentation

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

Acquisitions

As of March 31, 2005, we had completed eleven acquisitions of complementary companies, products or technologies to supplement our internal growth. To date, we have generated a significant amount of our revenue from sales of products obtained through acquisitions.

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

Sale of inventory and licensing of certain non strategic intellectual property

During the quarter ended March 31, 2005, we sold all inventory related to one of our legacy product lines to a third party. The net impact resulted in a loss of $0.4 million which was recorded as a charge to cost of revenue. As part of this transaction, we also entered into a licensing arrangement with the third party for the use and option to purchase the technology associated with this legacy product line.

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

Revenue Recognition

We recognize revenue when the earnings process is complete. We recognize product revenue upon shipment of product under contractual terms which transfer title to customers upon shipment, under normal credit terms, or under sales-type leases, net of estimated sales returns and allowances at the time of shipment. Revenue is deferred if there are significant post-delivery obligations, if collection is not considered reasonably assured at the time of sale, or if the fees are not fixed or determinable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. Our arrangements generally do not have any significant post delivery obligations. We offer products and services such as support, education and training, hardware upgrades and extended warranty coverage. For multiple element revenue arrangements, we establish the fair value of these products and services based primarily on sales prices when the products and services are sold separately. If fair value cannot be established for undelivered elements all of the revenue under the arrangement is deferred until those elements have been delivered. When collectibility is not reasonably assured, revenue is recognized when cash is collected. Revenue from education services and support services is recognized over the contract term or as the service is performed. We make certain sales to product distributors. These customers are given certain privileges to return a portion of inventory. We recognize revenue on sales to distributors that have contractual return rights when the products have been sold by the distributors, unless there is sufficient customer specific sales and sales return history to support revenue recognition upon shipment. Revenue from sales of software products is recognized provided that a purchase order has been received, the software has been shipped, collection of the resulting receivable is probable, and the amount of the related fees is fixed or determinable. To date, revenue from software transactions and sales-type leases has not been significant. We accrue for warranty costs, sales returns, and other allowances at the time of shipment based on historical experience and expected future costs. In the event that our actual costs and sales returns exceeded our estimates, our revenue and gross margins would be adversely affected.

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

As of March 31, 2005 we had $157.2 million of goodwill, $15.6 million of other acquisition-related intangible assets and $22.9 million of property and equipment. Other acquisition-related intangible assets are comprised mainly of purchased developed technology and customer relationships. Many of the entities acquired by us do not have significant tangible assets; as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to purchased in-process research and development for future acquisitions, and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price of the acquired companies to intangible assets and goodwill has a significant impact on our future operating results. The allocation process requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, we would have to perform an impairment review that might result in material write-downs of intangible assets and/or goodwill. Other factors we consider important which could trigger an impairment review, include, but are not limited to, significant changes in the manner of use of our acquired assets, significant changes in the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset or long-lived asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that the cost of an intangible asset or long-lived asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations of the entity or technology acquired over the remaining amortization or depreciation period, the net carrying value of the related intangible asset or long-lived asset will be reduced to fair value and the remaining amortization or depreciation period may be adjusted. For example, in the fourth quarter of 2002, we recorded approximately $50.8 million of impairment in property, plant and equipment and other assets. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our intangible assets may change in the future, which could result in additional non-cash charges that would adversely affect our results of operations and financial condition.

RESULTS OF OPERATIONS

We list in the tables below the historical condensed consolidated statement of operations data as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	2005	2004
Net revenue	100%	100%
Cost of revenue	57%	57%

Gross profit	43%	43%
Operating expenses:
Research and product development	22%	28%
Sales and marketing	22%	22%
General and administrative	7%	12%
Purchased in-process research and development	0%	29%
Stock-based compensation	1%	3%
Amortization and impairment of intangible assets	8%	10%

Total operating expenses	60%	104%

Operating loss	(17)%	(61)%
Other expense, net	(2)%	(2)%

Loss before income taxes	(19)%	(63)%
Income tax provision	0%	(1)%

Net loss	(19)%	(64)%

Revenue

Information about our revenue for products and services for the three months ended March 31, 2005 and 2004 is summarized below (in millions):

	Three Months Ended March 31,
	2005	2004	Increase (Decrease)	% change
Products	$24.9	$19.1	$5.8	30%
Services	2.7	1.9	0.8	42%

Total	$27.6	$21.0	$6.6	31%

Information about our revenue for North America and International markets for the three months ended March 31, 2005 and 2004 is summarized below (in millions):

	Three Months Ended March 31,
	2005	2004	Increase (Decrease)	% change
North America	$21.1	$17.8	$3.3	19%
International	6.5	3.2	3.3	103%

Total	$27.6	$21.0	$6.6	31%

Information about our revenue by product line for the three months ended March 31, 2005 and 2004 is summarized below (in millions):

	Three Months Ended March 31,
	2005	2004	Increase (Decrease)	% change
SLMS	$9.1	$7.3	$1.8	25%
Legacy and Service	12.7	13.7	(1.0)	(7)%
Optical Transport	5.8	0.0	5.8	100%

	$27.6	$21.0	$6.6	31%

For the three months ended March 31, 2005, revenue increased 31% or $6.6 million to $27.6 million from $21.0 million for the same period last year. The increase was primarily due to incremental revenue associated with the acquisition of our new optical transport product line from Sorrento in July 2004.

Product revenue accounted for the majority of the total increase in revenue, while service revenue increased modestly. Revenue from international customers increased 103% or $3.3 million, while revenue from North American customers increased 19% or $3.3 million. International revenue represented 24% of total revenue for the three months ended March 31, 2005 as compared to 15% of revenue for the three months ended March 31, 2004. The significant increase in international revenue reflects the increasing opportunity for our next generation products in both existing and new network deployments at international carriers as well as incremental revenue from our new optical transport product line.

Revenue for our SLMS product family increased by $1.8 million or 25% for the three months ended March 31, 2005. Revenue for our Legacy and Service product family, which includes the former MUX and DLC product categories, decreased by $1.0 million or 7% compared to the same period last year. Revenue for our Optical Transport product family was $5.8 million for the three months ended March 31, 2005. There was no Optical Transport product family revenue in the quarter ended March 31, 2004 as this product was acquired in July 2004.

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

During the three months ended March 31, 2005, one customer accounted for 13% of total revenue. No other customer accounted for 10% or more of total revenue in the period. Although our largest customers have varied over time, we anticipate that our results of operations in any given period will continue to depend to a great extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

For the three months ended March 31, 2005, cost of revenue increased $3.6 million to $15.6 million compared to $12.0 million for the same period last year. Total cost of revenue was 57% of revenue for the three months ended March 31, 2005 and 2004. During the three months ended March 31, 2005, several infrequent transactions took place, including a benefit related to a settlement agreement with a contract manufacturer of $3.1 million, offset by contingent liability charges related to certain vendor and customer claims of $1.1 million, a loss on sale of inventory related to a legacy product line of $0.4 million, as well as certain pricing discounts given to specific customers during the quarter which had a negative impact to gross profit of $1.4 million. These discounts were offered in order to gain strategic customer relationships in certain international regions. The net impact of these transactions to gross profit was a $0.2 million benefit which represented less than one percent of revenue. See note 7 for a discussion of contingent liabilities and other commitments.

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

Research and Product Development Expenses

For the three months ended March 31, 2005, research and product development expenses decreased slightly to $5.9 million compared to $6.0 million for the same period last year. The decrease was primarily due to the closure of certain R&D facilities in an effort to consolidate operations, partially offset by increased research and development activities to support new products.

Sales and Marketing Expenses

For the three months ended March 31, 2005, sales and marketing expenses increased 31% or $1.4 million to $6.1 million compared to $4.7 million for the same period last year. The increase was attributable to higher salaries and commissions associated with the Company’s 31% revenue growth. The increase was also due to higher travel and marketing expenses due to increased participation in various trade shows.

General and Administrative Expenses

For the three months ended March 31, 2005, general and administrative expenses decreased 18% or $0.5 million to $2.0 million compared to $2.5 million for the same period last year. The significant decrease relates to lease termination charges incurred in the same period last year.

Purchased In-Process Research and Development Expense

For the three months ended March 31, 2004, we recorded a charge of $6.2 million for purchased in-process research and development expenses relating to the acquisition of the assets of Gluon. The amount was charged to expense in the past because technological feasibility had not been established and no future alternative uses for the technology existed. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology.

Stock-Based Compensation Expense

For the three months ended March 31, 2005, stock-based compensation expense was $0.2 million, compared to $0.6 million for the same period last year. Stock-based compensation expense primarily resulted from the difference between the fair value of our common stock and the exercise price for stock options granted to employees on the date of grant. We amortize the resulting deferred compensation over the vesting periods of the applicable options using an accelerated method, which can result in a net credit to stock-based compensation expense during a particular period, if the amount reversed due to the forfeiture of unvested shares exceeds the amortization of deferred compensation.

For the three months ended March 31, 2005 and 2004, stock-based compensation expense consisted of (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Amortization of deferred compensation	$157	$678
Benefit due to reversal of previously recorded stock-based compensation expense on forfeited shares	(10)	(7)
Other	8	(61)

	$155	$610

Amortization and Impairment of Intangibles

For the three months ended March 31, 2005, amortization and impairment of intangibles increased by $0.2 million compared to the same period in the previous year. The increase was primarily due to the incremental amortization relating to the Sorrento acquisition.

Other Expense, Net

For the three months ended March 31, 2005 and 2004, other expense, net was comprised as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Interest expense	$(852)	$(899)
Interest income	255	394
Other (expense) income	(9)	71

	$(606)	$(434)

Interest expense decreased for the three months ended March 31, 2005 as compared to the same period last year due primarily to repayment of debt.

Interest income decreased for the three months ended March 31, 2005 as compared to the same period last year due primarily to lower average balances of cash and short-term investments.

Income Tax Provision

During the three months ended March 31, 2005 and March 31, 2004, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have recorded a full valuation allowance.

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

At March 31, 2005, cash, cash equivalents and short-term investments, all of which are available to fund current operations, were $61.1 million. This amount includes cash and cash equivalents of $41.7 million, as compared with $46.6 million at December 31, 2004. The decrease in cash and cash equivalents was attributable to cash used in operating activities of $3.6 million and in investing activities of $1.3 million.

Net cash used in operating activities consisted of the net loss of $5.1 million, adjusted for non-cash charges totaling $(2.8) million and changes in operating assets and liabilities totaling $1.3 million. The most significant components of the changes in operating assets and liabilities were an increase in inventory of $5.8 million and decrease in accrued liabilities of $4.1 million, offset by an increase in accounts payable of $6.6 million and a decrease in accounts receivable of $1.0 million.

Net cash used in investing activities consisted primarily of net purchase of short-term investments of $0.9 million and purchases of property and equipment of $0.4 million. Net cash used in financing activities consisted primarily of repayment of debt of $0.6 million offset by $0.6 million in proceeds from issuance of common stock.

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

Our primary source of liquidity comes from our cash and cash equivalents and short-term investments, which totaled $61.1 million at March 31, 2005, and our $35.0 million line of credit agreement, under which $14.5 million was outstanding at March 31, 2005, and an additional $9.0 million was committed as security for obligations under our secured real estate loan facility and other letters of credit. Borrowings under the line of credit agreement bear interest at the financial institution’s prime rate or LIBOR plus 2.9%, at our election, provided that the minimum interest rate is 4.0%. The interest rate was 5.75% at March 31, 2005. Our short-term investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities at the date of acquisition ranging from 90 days to one year. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and investments will continue to be consumed by operations.

In March 2004, we filed a Form S-3 Registration Statement which allows us to sell, from time to time, up to $100 million of our common stock or other securities. Although we may use this multi-purpose shelf registration to raise additional capital, there can be no certainty as to when or if we may offer any securities under the shelf registration or what the terms of any such offering would be.

Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At March 31, 2005, one customer represented 10% of our total accounts receivable balance. Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt. We currently intend to fund our operations for the foreseeable future using our existing cash, cash equivalents and short-term investments and liquidity available under our line of credit agreement.

Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments and available credit facilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Contractual Commitments and Off-Balance Sheet Arrangements

At March 31, 2005 our future contractual commitments by fiscal year were as follows (in thousands):

	Total	Remainder of 2005	2006	2007	2008	2009	2010 and After
Operating leases	$1,008	$782	$200	$26	$—	—	—
Line of credit	14,500	14,500	—	—	—	—	—
Debt	44,479	3,643	31,969	8,867	—	—	—
Inventory purchase commitments	188	188	—	—	—	—	—

Total future contractual commitments	$60,175	$19,113	$32,169	$8,893	$—	$—	$—

Operating lease amounts shown above represent off-balance sheet arrangements to the extent that a liability is not already recorded on our balance sheet. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. For debt obligations, the amounts shown above represent the scheduled principal repayments, including $31.1 million due by April 2006 in connection with our secured real estate loan, but not the associated interest payments which may vary based on changes in market interest rates. At March 31, 2005, the interest rate on our outstanding debt obligations ranged from 7.5% to 8.0%. Inventory purchase commitments represent the amount of excess inventory purchase commitments that have been recorded on our balance sheet at March 31, 2005.

We also had commitments under outstanding letters of credit totaling $0.3 million at March 31, 2005. We have recorded restricted cash on our balance sheet equal to the amount outstanding under these letters of credit.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB 25. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value-based method and the recording of such expense in our consolidated statements of income. We are required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to income statement recognition. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have an adverse impact on our consolidated statements of income and net income per share.

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

Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition that could adversely affect our stock price. In addition, public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In addition, if the average market capitalization falls below our Company’s carrying value, this may cause us to record impairment charges related to our goodwill and other intangible assets. At March 31, 2005 and December 31, 2004, we had goodwill with a carrying value of $157.2 million.

We have incurred significant losses to date and expect that we will continue to incur losses in the foreseeable future. If we fail to generate sufficient revenue to achieve or sustain profitability, our stock price could decline.

We have incurred significant losses to date and expect that we will continue to incur losses in the foreseeable future. Our net losses for 2004 and 2003 were $35.6 million and $17.2 million, respectively. Our net loss for the three months ended March 31, 2005 was $5.1 million, and we had an accumulated deficit of $636.5 million at March 31, 2005. We have not generated positive cash flow from operations since inception, and expect this to continue for the foreseeable future. We have significant fixed expenses and expect that we will continue to incur substantial manufacturing, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the ongoing development of our business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to acquisitions and the integration of new technologies, including our ongoing integration of Sorrento, and other acquisitions that may occur in the future. Further, given the increased costs associated with compliance with the Sarbanes-Oxley Act of 2002, we have incurred and are likely to continue to incur increased expenses related to regulatory and legal compliance. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue to achieve or sustain profitability, we will continue to incur substantial operating losses and our stock price could decline.

We have significant debt obligations, which could adversely affect our business, operating results and financial condition.

As of March 31, 2005, we had approximately $59.0 million of total debt, of which $18.9 million is current and $31.1 million matures in April 2006. Our debt obligations could materially and adversely affect us in a number of ways, including:

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

The target customers for our products are network service providers that operate voice, data and video communications networks. There are a limited number of potential customers in our target market. During the three months ended March 31, 2005, one customer accounted for approximately 13% of our revenue. During the year ended December 31, 2004, one customer accounted for approximately 15% of our revenue. Also, a significant portion of our future revenue will depend on sales of our products to a limited number of customers. Any failure of one or more customers to purchase products from us for any reason, including any downturn in their businesses, would seriously harm our business, financial condition and results of operations.

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

Adverse economic conditions worldwide have contributed to slowdowns in the communications industry and may continue to impact our business. Our customers and potential customers continue to experience a severe economic slowdown that has led to significant decreases in their revenues. For most of the last five years, the markets for our equipment have been influenced by the entry into the communications services business of a substantial number of new companies. In the United States, this was due largely to changes in the regulatory environment, in particular those brought about by the Telecommunications Act of 1996. These new companies raised significant amounts of capital, much of which they invested in new equipment, causing acceleration in the growth of the markets for communications equipment. More recently, there has been a reversal of this trend, including the failure of a large number of the new entrants and a sharp contraction of the availability of capital to the industry. This industry trend has been compounded by the weakness in the United States economy as well as the economies in virtually all of the countries in which we market our products. As a result of these factors, our revenue declined by 26% from 2002 to 2003, and we expect that these economic conditions will likely continue to impact our business. In addition, the continuing turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, particularly the aftermath of the war in Iraq, may continue to adversely affect global economic conditions. If the economic and market conditions in the United States and the rest of the world do not improve, or if they deteriorate further, we may continue to experience material adverse impacts on our business, operating results, and financial condition.

Capital constraints in the communications industry could restrict the ability of our customers to buy our products.

Due to the economic slowdown affecting the communications industry and the technology industry in general, our customers and potential customers have significantly reduced the rate of their capital expenditures, and as result, our revenue declined by 26% from 2002 to 2003. During the three months ended March 31, 2005, excluding the impact of incremental revenue associated with the acquisition of Sorrento, revenue increased modestly compared to the same period in 2004. Any reduction of capital equipment acquisition budgets or the inability of our current and prospective customers to obtain capital could cause them to reduce or discontinue purchase of our products, and as a result we could experience reduced revenues and our operating results could be adversely impacted. In addition, many of the current and prospective customers for our products are emerging companies with limited operating histories. These companies require substantial capital for the development, construction and expansion of their businesses. Neither equity nor debt financing may be available to these companies on favorable terms, if at all. To the extent that these companies are unable to obtain the financing they need, our ability to make future sales to these customers and realize revenue from any such sales could be harmed. In addition, to the extent we choose to provide financing to these prospective customers, we will be subject to additional financial losses in the event that the customers are unable to pay us for the products and services they purchase from us.

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

Changes in financial accounting standards related to stock option expenses may have an adverse effect on our reported results.

In December 2004, the Financial Accounting Standards Board (FASB) issued a revised standard that requires that we record compensation expense in the statement of operations for employee stock options using the fair value method. The adoption of the new standard is expected to have an adverse effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to establish the value of stock options. As a result, the adoption of the new standard in the first quarter of 2006 could negatively affect our stock price and our stock price volatility.

Due to the international nature of our business, political or economic changes or other factors in a specific country or region could harm our future revenue, costs and expenses and financial condition.

We currently have international operations consisting of sales and technical support teams in various locations around the world. We expect to continue expanding our international operations in the future. The successful management and expansion of our international operations requires significant human effort and the commitment of substantial financial resources. Further, our international operations may be subject to certain risks and challenges that could harm our operating results, including:

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

We are a party to various lawsuits and claims in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results and financial condition. For additional information regarding litigation in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.

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

Third parties have in the past and may in the future assert claims or initiate litigation related to patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to us. The asserted claims or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. We have received correspondence from Lucent and other companies claiming that many of our products are using technology covered by or related to the intellectual property rights of these companies and inviting us to discuss licensing arrangements for the use of the technology. Regardless of the merit of these claims, intellectual property litigation can be time consuming and result in costly litigation and diversion of technical and management personnel. Any such litigation could force us to stop selling, incorporating or using our products that include the challenged intellectual property, or redesign those products that use the technology. In addition, if a party accuses us of infringing upon its proprietary rights, we may have to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all. If we are unsuccessful in any such litigation, we could be subject to significant liability for damages and loss of our proprietary rights. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

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

As of March 31, 2005, we had acquired eleven companies or product lines since we were founded in 1999, and we may acquire additional businesses, products or technologies in the future. On an ongoing basis, we may evaluate acquisitions of, or investments in, complementary companies, products or technologies to supplement our internal growth. Also, in the future, we may encounter difficulties identifying and acquiring suitable acquisition candidates on reasonable terms.

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

At February 11, 2005, our executive officers, directors and entities affiliated with them beneficially owned, in the aggregate, approximately 39% of our outstanding common stock. These stockholders, if acting together, will be able to influence substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of our company even if such a transaction would be beneficial to our other stockholders. In addition, provisions of our certificate of incorporation, bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004
Cash and cash equivalents	$41,665	$46,604
Short-term investments	19,419	18,612

	$61,084	$65,216

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short term investments and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts, commercial paper, and debt securities of domestic municipalities with credit ratings of AA or better. Cash and cash equivalents and short term investments are principally held with various domestic financial institutions with high-credit standing. As of March 31, 2005, we had an accounts receivable balance from one customer representing 10% of accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We do not use derivative financial instruments in our investment portfolio. We do not hold financial instruments for trading or speculative purposes. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Under our investment policy, short-term investments have a maximum maturity of one year from the date of acquisition, and the average maturity of the portfolio cannot exceed six months. Due to the relatively short maturity of the portfolio, a 10% increase in market interest rates at March 31, 2005 would decrease the fair value of the portfolio by less than $0.1 million.

Foreign Currency Exchange Risk

While substantially all of our assets are located in the United States, we have sales operations located in Europe, Asia, the Middle East and Latin America. Accordingly, our operating results are also exposed to changes in exchange rates between the U.S. dollar and those currencies. Although a significant portion of our international sales are in U.S. dollars, as sales in foreign currencies increase, the exposure to changes in exchange rates will also increase. Since inception, we have not hedged any of our local currency cash flows. While our financial results to date have not been materially affected by any changes in currency exchange rates, devaluation of the U.S. dollar against these currencies may adversely affect our future operating results.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted in this Part I, Item 4, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to Zhone and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of registrant’s Form 10-K filed on March 16, 2005)

10.2	Amendment to Loan Documents dated March 15, 2005 between Zhone Technologies, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.17 of registrant’s Form 10-K filed on March 16, 2005)

10.3	Non-Recourse Receivables Purchase Agreement dated March 15, 2005 between Zhone Technologies, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.18 of registrant’s Form 10-K filed on March 16, 2005)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: May 9, 2005	By:	/s/ MORTEZA EJABAT
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer