Form 10-Q
period 2005-06-30
ZHONE TECHNOLOGIES INC
filed 2005-08-09
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒    No  ☐

As of July 29, 2005, there were approximately 94,663,000 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$38,798	$46,604
Short-term investments	13,796	18,612
Accounts receivable, net of allowances of $4,281 and $4,990, respectively	18,633	19,243
Inventories	48,119	37,352
Prepaid expenses and other current assets	2,729	3,949

Total current assets	122,075	125,760
Property and equipment, net	22,791	22,967
Goodwill	157,232	157,232
Other acquisition-related intangible assets, net	13,333	17,847
Restricted cash	758	758
Other assets	343	663

Total assets	$316,532	$325,227

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,034	$14,155
Line of credit	14,500	14,500
Current portion of long-term debt	33,371	1,378
Accrued and other liabilities	17,002	23,938

Total current liabilities	83,907	53,971
Long-term debt, less current portion	8,867	39,935
Other long-term liabilities	1,467	1,537

Total liabilities	94,241	95,443

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 900,000 shares; issued and outstanding 94,591 and 94,139 shares as of June 30, 2005 and December 31, 2004, respectively	95	94
Additional paid-in capital	863,031	862,261
Notes receivable from stockholders	(550)	(550)
Deferred compensation	(230)	(538)
Other comprehensive loss	(166)	(80)
Accumulated deficit	(639,889)	(631,403)

Total stockholders’ equity	222,291	229,784

Total liabilities and stockholders’ equity	$316,532	$325,227

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue	$30,445	$21,027	$58,008	$42,060
Cost of revenue	17,621	11,831	33,188	23,729
Stock-based compensation	25	66	52	148

Gross profit	12,799	9,130	24,768	18,183

Operating expenses:
Research and product development (excluding non-cash stock-based compensation expense of $60, $150, $119 and $366)	5,546	5,648	11,456	11,601
Sales and marketing (excluding non-cash stock-based compensation expense of $51, $114, $102 and $273)	6,714	5,163	12,848	9,845
General and administrative (excluding non-cash stock-based compensation expense of $16, $135, $34 and $288)	847	2,938	2,874	5,420
Purchased in-process research and development	—	—	—	6,185
Stock-based compensation	127	399	255	927
Amortization and impairment of intangible assets	2,257	2,330	4,514	4,408

Total operating expenses	15,491	16,478	31,947	38,386

Operating loss	(2,692)	(7,348)	(7,179)	(20,203)
Other income (expense), net	(648)	10	(1,254)	(424)

Loss before income taxes	(3,340)	(7,338)	(8,433)	(20,627)
Income tax provision	15	73	53	169

Net loss	($3,355)	($7,411)	($8,486)	($20,796)

Basic and diluted net loss per share applicable to holders of common stock	$(0.04)	$(0.10)	$(0.09)	$(0.27)
Weighted average shares outstanding used to compute basic and diluted net loss per share applicable to holders of common stock	94,385	77,962	94,146	77,614

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(8,486)	$(20,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,319	4,936
Stock-based compensation	307	1,075
Purchased in-process research and development	—	6,185
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	610	(1,686)
Inventories	(10,767)	(7,049)
Prepaid expenses and other current assets	1,220	908
Other assets	320	221
Accounts payable	4,879	(1,742)
Accrued liabilities and other	(3,262)	(8,832)

Net cash used in operating activities	(9,860)	(26,780)

Cash flows from investing activities:
Purchases of property and equipment	(733)	(658)
Purchases of short-term investments	(14,384)	(86,635)
Proceeds from sales and maturities of short-term investments	19,177	128,221
Cash payments related to acquisitions	—	(650)
Change in restricted cash	—	363

Net cash provided by investing activities	4,060	40,641

Cash flows from financing activities:
Net borrowings under credit facilities	—	9,500
Proceeds from issuance of common stock	932	1,004
Repayment of debt	(2,875)	(946)

Net cash (used in) provided by financing activities	(1,943)	9,558

Effect of exchange rate changes on cash	(63)	(86)

Net (decrease) increase in cash and cash equivalents	(7,806)	23,333
Cash and cash equivalents at beginning of period	46,604	32,547

Cash and cash equivalents at end of period	$38,798	$55,880

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued liabilities converted to note payable	$3,800	$—

Common stock and options issued for acquisition	$—	$5,738

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

Zhone Technologies, Inc. (collectively with its subsidiaries, “Zhone” or the “Company”) designs, develops and markets communications network equipment for telephone companies and cable operators worldwide. The Company’s products allow network service providers to deliver video and interactive entertainment services in addition to their existing voice and data service offerings. The Company was incorporated under the laws of the state of Delaware in June 1999. The Company began operations in September 1999 and is headquartered in Oakland, California.

(b)	Basis of Presentation

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers, and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended June 30, 2005, sales to two customers represented 12% and 10% of net revenue, respectively. For the six months ended June 30, 2005, sales to one customer represented 13% of net revenue. For the three and six months ended June 30, 2004, sales to one customer represented 15% and 12% of net revenue, respectively. As of June 30, 2005, the Company had an accounts receivable balance from one customer representing 10% of accounts receivable. As of December 31, 2004, the Company had an accounts receivable balance from one customer representing 10% of accounts receivable.

(h)	Accounting for Stock-Based Compensation

The Company has elected to account for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Under this method, compensation expense is recorded on the date of grant only if the current fair value exceeds the exercise price. Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended.

In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB 25. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value-based method and the recording of such expense in the Company’s consolidated statements of income. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to income statement recognition. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123 below, it is evaluating the requirements under SFAS 123R and expects the adoption to have an adverse impact on its consolidated statements of operations and net loss per share.

The following table illustrates the effect on net loss and net loss per share if the fair value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(3,355)	$(7,411)	$(8,486)	$(20,796)
Add: Stock-based compensation expense included in reported net loss	152	465	307	1,075
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(1,403)	(1,418)	(3,066)	(3,279)

Pro forma net loss	$(4,606)	$(8,364)	$(11,245)	$(23,000)

Loss per share applicable to holders of common stock:
As reported – basic and diluted	$(0.04)	$(0.10)	$(0.09)	$(0.27)

Pro forma – basic and diluted	$(0.05)	$(0.11)	$(0.12)	$(0.30)

(2)	Acquisitions

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

Assumed liabilities related to the Sorrento acquisition totaled $27.0 million, the most significant component of which was long-term debt and debentures totaling $15.8 million. Following the consummation of the acquisition, the Company sold certain excess facilities acquired from Sorrento. The net proceeds were used to repay the associated long-term debt of $4.1 million and convertible debentures of $2.5 million. The assumed liabilities also included employee severance and exit costs totaling $1.6 million, which were recorded based on Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” As of June 30, 2005 and December 31, 2004, liabilities related to employee severance and exit costs were under $30,000.

The following table reflects the unaudited pro forma combined results of operations of the Company on the basis that the acquisition of Sorrento had taken place at the beginning of each period presented (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Revenue	$30,445	$27,426	$58,008	$54,552
Net Loss	(3,355)	(15,931)	(8,486)	(34,797)
Net Loss per share – basic and diluted	$(0.04)	$(0.17)	$(0.09)	$(0.37)
Number of shares used in computation – basic and diluted	94,385	93,609	94,146	93,261

Gluon

In February 2004, the Company acquired certain assets of Gluon Networks, Inc. in exchange for total consideration of $6.5 million, consisting of common stock valued at $5.7 million, $0.7 million of cash and $0.1 million of acquisition related costs. One of the Company’s directors is a partner of a venture capital firm which is a significant stockholder of Zhone, and which was also a significant stockholder of Gluon. The transaction was accounted for as an asset acquisition rather than a business combination, since Gluon did not meet the definition of a business, only assets were acquired, which consisted primarily of Gluon’s intellectual property. Gluon was a development stage company that had developed a product for customer trials but had not generated any revenue to date. The Company agreed to acquire Gluon’s intellectual property and hired approximately ten of the former Gluon employees. The Company intends to incorporate elements of the Gluon technology into its future product offerings.

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

	Severance	Exit Costs	Total
Balance at December 31, 2004	$180	$650	$830
Cash payments	—	(650)	(650)

Balance at June 30, 2005	$180	$—	$180

The remaining costs accrued under EITF 95-3 are included in accrued and other liabilities and are expected to be paid by the end of 2005.

(3)	Long-lived Assets, Goodwill and Other Acquisition-Related Intangible Assets

The Company tests goodwill for impairment using a two step approach on an annual basis, or when certain indicators of impairment exist in accordance with SFAS 142. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit using the market approach. The Company has determined that it operates in a single segment with one operating unit. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. At June 30, 2005 and December 31, 2004, the Company had goodwill with a carrying value of $157.2 million. No goodwill impairment charges have been recorded since the initial adoption of SFAS No. 142 in 2002.

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

Details of the Company’s acquisition-related intangible assets are as follows:

	June 30, 2005
	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life
		(in thousands)		(in years)
Developed technology	$35,596	$(34,701)	$895	3.5
Core technology	21,342	(13,952)	7,390	5.0
Others	16,570	(11,522)	5,048	3.9

Total	$73,508	$(60,175)	$13,333

	December 31, 2004
	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life
		(in thousands)		(in years)
Developed technology	$35,596	$(33,103)	$2,493	3.7
Core technology	21,342	(13,028)	8,314	5.0
Others	16,570	(9,530)	7,040	3.9

Total	$73,508	$(55,661)	$17,847

Amortization expense of acquisition-related intangible assets was $2.3 million and $2.1 million for the three months ended June 30, 2005 and 2004, respectively, and $4.5 million and $4.2 million for the six months ended June 30, 2005 and 2004, respectively.

Estimated amortization expense for the future periods ending December 31 is as follows: 2005 (remainder of year) - $3.2 million, 2006 - $3.5 million, 2007 - $3.2 million, 2008- $2.5 million and 2009 - $0.9 million.

(4)	Inventories

Inventories as of June 30, 2005 and December 31, 2004 are as follows (in thousands):

	June 30, 2005	December 31, 2004
Inventories:
Raw materials	$34,210	$28,918
Work in process	11,847	6,269
Finished goods	2,062	2,165

	$48,119	$37,352

(5)	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(3,355)	$(7,411)	$(8,486)	$(20,796)

Denominator:
Weighted average common stock outstanding	94,496	78,137	94,263	77,796
Adjustment for common stock issued subject to repurchase	(111)	(175)	(117)	(182)

Denominator for basic and diluted calculation	94,385	77,962	94,146	77,614

Basic and diluted net loss per share applicable to holders of common stock	$(0.04)	$(0.10)	$(0.09)	$(0.27)

The following table sets forth potentially dilutive securities that have been excluded from the diluted net loss per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except exercise price data):

	Three Months Ended June 30, 2005	Weighted Average Exercise price	Six Months Ended June 30, 2005	Weighted Average Exercise price
Weighted average common stock issued subject to repurchase	111	$2.46	117	$2.32
Convertible debentures	1,473	6.02	1,473	6.02
Warrants	3,030	9.20	3,030	9.20
Outstanding stock options granted	8,911	4.54	8,911	4.54

	13,525		13,531

	Three Months Ended June 30, 2004	Weighted Average Exercise price	Six Months Ended June 30, 2004	Weighted Average Exercise price
Weighted average common stock issued subject to repurchase	175	$1.87	182	$1.87
Warrants	353	45.46	353	45.46
Outstanding stock options granted	4,831	4.28	4,831	4.28

	5,359		5,366

(6)	Comprehensive Loss

The components of comprehensive loss, net of tax, for the three and six months ended June 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(3,355)	$(7,411)	$(8,486)	$(20,796)
Other comprehensive loss:
Change in unrealized gain (loss) on investments, net of tax	(4)	(59)	(23)	(57)
Foreign currency translation adjustments	(38)	(48)	(63)	(86)

Total comprehensive loss	$(3,397)	$(7,518)	$(8,572)	$(20,939)

(7)	Commitments and Contingencies

Line of Credit and Long-Term Debt

In March 2005, the Company entered into an amendment to its existing revolving credit facility with a financial institution providing for a one year extension of the term of the existing facility and an increase in the size of the facility to $35 million from $25 million. The amended agreement expires in February 2006. Under this agreement, $14.5 million was outstanding at June 30, 2005 and December 31, 2004, and an additional $13.2 million and $9.1 million was committed as security for obligations under the Company’s secured real estate loan facility and other letters of credit as of June 30, 2005 and December 31, 2004, respectively. Borrowings under the line of credit agreement bear interest at the financial institution’s prime rate or LIBOR plus 2.9%, at the Company’s election, provided that the minimum interest rate is 4.0%. The interest rate was 6.0% at June 30, 2005.

At June 30, 2005, the Company had $31.6 million of debt outstanding under a secured real estate loan facility which matures in April 2006. The interest rate on this debt was 8.0% at June 30, 2005. During the second quarter of 2005, we reclassified approximately $30.8 million of this debt from long-term to short-term as a result of a balloon payment that is due in April 2006.

The Company also assumed convertible debentures relating to the acquisition of Sorrento in July 2004, totaling $11.7 million, with an interest rate of 7.5%. The outstanding principal amount of the convertible debentures was $8.9 million as of June 30,

2005 and matures in August 2007. The debentures are callable by the Company at any time, and can be converted into common stock at the option of the holder at a conversion price of $6.02 per share.

As of June 30, 2005, the annual commitments on the $42.2 million of current and long-term debt were as follows: $1.3 million for the remainder of 2005, $32.0 million in 2006, and $8.9 million in 2007.

Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

Operating leases
Year ending December 31:
2005 (remainder of the year)	$484
2006	235
2007	29

Total minimum lease payments	$748

Warranties & Other Commitments

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment.

The following table reconciles changes in the Company’s accrued warranties and related costs for the six months ended June 30, 2005 and 2004 (in thousands):

	Six months ended June 30,
	2005	2004
Beginning balance	$5,839	$5,856
Charged to cost of revenue	583	389
Claims and settlements	(1,152)	(805)

Ending balance	$5,270	$5,440

The Company depends on sole source and limited source suppliers for several key components and on contract manufacturers to manufacture certain product lines. If the Company was unable to obtain these components on a timely basis, or if its contract manufacturers were unable to meet the Company’s delivery requirements, the Company’s operating results could be materially adversely affected.

The Company has agreements with various contract manufacturers which include inventory repurchase commitments on excess material based on the Company’s sales forecasts. The Company had recorded a liability of $0.1 million and $4.5 million related to these commitments as of June 30, 2005 and December 31, 2004, respectively. In March 2005, the Company entered into a settlement agreement with a contract manufacturer. As a result of this settlement, the Company issued a $3.8 million non-interest bearing promissory note in return for inventory valued at $1.4 million and settlement of liabilities totaling $5.5 million, which included inventory purchase commitments of $4.5 million noted above. As of June 30, 2005, $1.8 million was outstanding under this promissory note. The $1.8 million is due in four quarterly installments beginning July 2005.

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

Sale of inventory and licensing of certain intellectual property

During the first quarter of 2005, the Company sold all inventory and other assets related to one of its legacy product lines to a third party. As part of this transaction, the Company also entered into a licensing arrangement with the third party for the use and option to purchase the technology associated with this legacy product line for up to $3.5 million. Future income associated with the technology license will be recorded when and if realized. As of June 30, 2005, no income had been realized from this transaction.

Letters of Credit

The Company has issued letters of credit to ensure its performance or payment to third parties in accordance with specified terms and conditions, which amounted to $0.3 million and $0.4 million as of June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005 and December 31, 2004, the Company had recorded restricted cash of $0.3 million under these letters of credit.

Legal Proceedings

As a result of the merger with Tellium, Inc., the Company became a defendant in a securities class action lawsuit. On various dates between approximately December 10, 2002 and February 27, 2003, numerous class-action securities complaints were filed against Tellium in the United States District Court for the District of New Jersey. On May 19, 2003, a consolidated amended complaint representing all of the actions was filed. The complaint alleges, among other things, that Tellium and its then-current directors and executive officers, and its underwriters, violated the Securities Act of 1933 by making false and misleading statements or omissions in its registration statement prospectus relating to the securities offered in the initial public offering. The complaint further alleges that these parties violated the Securities Exchange Act of 1934 by acting recklessly or intentionally in making the alleged misstatements and/or omissions in connection with the sale of Tellium stock. The complaint seeks damages in an unspecified amount, including compensatory damages, costs and expenses incurred in connection with the actions and equitable relief as may be permitted by law or equity. On March 31, 2004, the Court granted Tellium’s and the underwriters’ motions to dismiss the complaint and allowed the plaintiffs to file a further amended complaint. On May 14, 2004, the plaintiffs filed a second consolidated and amended complaint. On June 25, 2004, Zhone, as Tellium’s successor-in-interest, and the underwriters again moved to dismiss the complaint. On June 30, 2005, the Court issued its decision, dismissing with prejudice the plaintiffs’ claims under the Securities Exchange Act of 1934, but denying the motions to dismiss with respect to the plaintiffs’ claims under the Securities Act of 1933. The plaintiffs recently have moved for reconsideration of that portion of the Court’s June 30, 2005 decision dismissing their claims under the Securities Exchange Act.

As a result of the merger with Tellium, the Company became a defendant in stockholder derivative lawsuits. On January 8, 2003 and January 27, 2003, two derivative suits were filed in the Superior Court of New Jersey by plaintiffs who purport to be stockholders of Tellium. The complaints in these actions allege, among other things, that Tellium directors breached their fiduciary duties to the Company by engaging in stock transactions with individuals associated with Qwest Communications International Inc., and by making materially misleading statements regarding Tellium’s relationship with Qwest. The actions seek damages in an unspecified amount, including imposition of a constructive trust in favor of Tellium for the amount of profits allegedly received through stock sales, disgorgement of proceeds in connection with the stock option exercises, damages allegedly sustained by Tellium in connection with alleged breaches of fiduciary duties, and costs and expenses incurred in connection with the actions. Acting on its own motion, on August 2, 2003 and June 12, 2004, respectively, the Superior Court dismissed these actions.

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

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenue:
North America	$21,066	$17,094	$40,345	$34,885
International	9,379	3,933	17,663	7,175

Total revenue	$30,445	$21,027	$58,008	$42,060

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenue by Product Family:
SLMS	$9,852	$6,582	$18,945	$13,940
Legacy and Service	14,447	14,445	27,179	28,120
Optical Transport	6,146	—	11,884	—

Total revenue	$30,445	$21,027	$58,008	$42,060

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

(9)	Subsequent Events

In July 2005, the Company announced a definitive agreement to acquire Paradyne Networks, Inc. (“Paradyne”). Under the terms of the agreement, the Company will issue 1.0972 shares of Zhone common stock for each outstanding share of Paradyne common stock, and each option, warrant and other security exercisable or convertible into Paradyne common stock will be assumed by Zhone and become exercisable or convertible into Zhone common stock, with appropriate adjustments based on the merger exchange ratio. Based on a preliminary valuation, the Company expects to issue approximately 51.4 million shares of Zhone common stock and to assume approximately 16.3 million options and warrants to purchase Zhone common stock, with the value of the transaction totaling approximately $193.4 million. The proposed merger is subject to regulatory and stockholder approvals and other closing conditions, and is currently expected to close during the third quarter of 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are entitled to the protection of the safe harbors contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions are intended to identify forward-looking statements. In addition, forward-looking statements include, among others, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets, including growth in the service provider market; future growth and revenues from our SLMS products; improvements in the capital spending environment; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances. Readers are cautioned that these forward-looking statements are subject to risks and uncertainties that are difficult to predict. Accordingly, actual results could differ materially from those expressed in or contemplated by the forward-looking statements. Factors that could cause actual results to differ are identified under the heading “Risk Factors” on page 22 and elsewhere in this report. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

We believe that we are the first company dedicated solely to developing the full spectrum of next-generation solutions to cost effectively deliver next generation services while simultaneously preserving the investment in today’s networks. Most of our products are based upon our Single Line Multi-Service (SLMS) architecture. In addition, our optical transport products extend this architecture to the transport network for the efficient distribution of voice, data and video as well as other high-bandwidth services including Video on Demand (VOD) and high-definition television (HDTV). From its inception, this new SLMS architecture was specifically designed for the delivery of multiple classes of subscriber services (such as voice, data and video distribution), rather than being based on a particular protocol or media. In other words, our SLMS products are built to support the migration from circuit to packet technologies, and from copper to fiber technologies. This flexibility allows our products to adapt to future technologies while allowing service providers to focus on service delivery. With this SLMS architecture, service providers can leverage their existing networks to deliver a combination of voice, data and video services today, while they migrate, either simultaneously or at a future date, from legacy equipment to next generation equipment with minimal interruption. We believe that our SLMS solutions provide an evolutionary path for service providers from their existing infrastructures, as well as give newer service providers the capability to deploy cost effective, multi-service networks.

Our product offerings fall within three categories: the SLMS product family; optical transport products; and legacy products and services. Our customer base includes regional, national and international telecommunications carriers, as well as cable service providers. To date, our products are deployed by over 300 network service providers on six continents worldwide, including two of the top three cable operators, by number of subscribers, in North America. We believe that we have assembled the employee base, technological breadth and market presence to provide a simple yet comprehensive set of next-generation solutions to the bandwidth bottleneck in the access network and the other problems encountered by network service providers when delivering communications services to subscribers.

Since inception, we have incurred significant operating losses and had an accumulated deficit of $639.9 million at June 30, 2005. The global communications market has deteriorated significantly over the last several years. Beginning in 2004, we have seen market conditions stabilize as demand for our products has increased. In addition, during the last half of 2004 we generated additional revenue from a new line of products we acquired from Sorrento Networks Corporation in July 2004.

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

Basis of Presentation

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Acquisitions

As of June 30, 2005, we had completed eleven acquisitions of complementary companies, products or technologies to supplement our internal growth. To date, we have generated a significant amount of our revenue from sales of products obtained through acquisitions.

We are likely to acquire additional businesses, products and technologies in the future. In July 2005, we announced a definitive agreement to acquire Paradyne Networks, Inc. in a transaction valued at approximately $193.4 million based on a preliminary valuation. If we complete additional acquisitions in the future, we could consume cash, incur substantial additional debt and other liabilities, incur amortization expenses related to acquired intangible assets or incur large write-offs related to impairment of goodwill and long-lived assets. In addition, future acquisitions may have a significant impact on our short term results of operations, materially impacting revenues or expenses and making period to period comparisons of our results of operations less meaningful.

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

As of June 30, 2005, we had $157.2 million of goodwill, $13.3 million of other acquisition-related intangible assets and $22.8 million of property and equipment. Other acquisition-related intangible assets are comprised mainly of purchased developed technology and customer relationships. Many of the entities acquired by us do not have significant tangible assets; as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to purchased in-process research and development for future acquisitions, and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price of the acquired companies to intangible assets and goodwill has a significant impact on our future operating results. The allocation process requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, we would have to perform an impairment review that might result in material write-downs of intangible assets and/or goodwill. Other factors we consider important which could trigger an impairment review, include, but are not limited to, significant changes in the manner of use of our acquired assets, significant changes in the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset or long-lived asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that the cost of an intangible asset or long-lived asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations of the entity or technology acquired over the remaining amortization or depreciation period, the net carrying value of the related intangible asset or long-lived asset will be reduced to fair value and the remaining amortization or depreciation period may be adjusted. For example, in the fourth quarter of 2002, we recorded approximately $50.8 million of impairment in property, plant and equipment and other assets. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our intangible assets may change in the future, which could result in additional non-cash charges that would adversely affect our results of operations and financial condition.

RESULTS OF OPERATIONS

We list in the tables below the historical condensed consolidated statement of operations data as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue	100%	100%	100%	100%
Cost of revenue	58%	57%	57%	57%
Stock-based compensation	0%	0%	0%	0%

Gross profit	42%	43%	43%	43%
Operating expenses:
Research and product development	18%	27%	20%	28%
Sales and marketing	22%	24%	22%	23%
General and administrative	3%	14%	5%	13%
Purchased in-process research and development	0%	0%	0%	15%
Stock-based compensation	1%	2%	0%	2%
Amortization and impairment of intangible assets	7%	11%	8%	10%

Total operating expenses	51%	78%	55%	91%

Operating loss	(9)%	(35)%	(12)%	(48)%
Other income (expense), net	(2)%	0%	(3)%	(1)%

Loss before income taxes	(11)%	(35)%	(15)%	(49)%
Income tax provision	—	—	—	—

Net loss	(11)%	(35)%	(15)%	(49)%

Revenue

Information about our revenue for products and services for the three and six months ended June 30, 2005 and 2004 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Increase (Decrease)	% change	2005	2004	Increase (Decrease)	% change
Products	$27.6	$19.2	$8.4	44%	$52.4	$38.5	$13.9	36%
Services	2.8	1.8	1.0	56%	5.6	3.6	2.0	56%

Total	$30.4	$21.0	$9.4	45%	$58.0	$42.1	$15.9	38%

Information about our revenue for North America and International markets for the three and six months ended June 30, 2005 and 2004 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Increase (Decrease)	% change	2005	2004	Increase (Decrease)	% change
North America	$21.0	$17.1	$3.9	23%	$40.3	$34.9	$5.4	15%
International	9.4	3.9	5.5	141%	17.7	7.2	10.5	146%

Total	$30.4	$21.0	$9.4	45%	$58.0	$42.1	$15.9	38%

Information about our revenue by product line for the three and six months ended June 30, 2005 and 2004 is summarized below (in millions):

	Three Months Ended June 30 ,				Six Months Ended June 30,
	2005	2004	Increase (Decrease)	% change	2005	2004	Increase (Decrease)	% change
SLMS	$9.9	$6.6	$3.3	50%	$18.9	$14.0	$4.9	35%
Legacy and Service	14.4	14.4	—	0%	27.2	28.1	(0.9)	(3)%
Optical Transport	6.1	—	6.1	100%	11.9	—	11.9	100%

	$30.4	$21.0	$9.4	45%	$58.0	$42.1	$15.9	38%

For the three months ended June 30, 2005, revenue increased 45% or $9.4 million to $30.4 million from $21.0 million for the same period last year. For the six months ended June 30, 2005, revenue increased 38% or $15.9 million to $58.0 million from $42.1 million for the same period last year. The increases were primarily due to incremental revenue associated with the acquisition of our new optical transport product line from Sorrento in July 2004 as well as higher revenues generated from our SLMS product line.

Product revenue accounted for the majority of the total increase in revenue, increasing $8.4 million or 44% for the three months ended June 30, 2005 and $13.9 million or 36% for the six months ended June 30, 2005, compared to the same periods last year. Service revenue increased 56% for the three and six months ended June 30, 2005 compared to the same periods last year. Revenue from international customers increased 141% or $5.5 million for the three months ended June 30, 2005, and 146% or $10.5 million for the six months ended June 30, 2005. Revenue from North American customers increased 23% or $3.9 million for the three months and 15% or $5.4 million for the six months ended June 30, 2005. International revenue represented 31% of total revenue for both the three and six months ended June 30, 2005 as compared to 19% and 17% of revenue for the three and six months ended June 30, 2004, respectively. The significant increase in international revenue reflects the increasing opportunity for our next generation products in both existing and new network deployments at international carriers as well as incremental revenue from our new optical transport product line.

Revenue for our SLMS product family increased by $3.3 million or 50% for the three months ended June 30, 2005, and $4.9 million or 35% for the six months ended June 30, 2005, as compared to the same period last year. Revenue for our Legacy and Service product family, which includes the former MUX and DLC product categories, was unchanged for the three month period as compared with the same period last year and decreased by $0.9 million or 3% for the six month period ended June 30, 2005 as compared to the same period last year. Revenue for our Optical Transport product family was $6.1 million and $11.9 million for the three and six months ended June 30, 2005. There was no Optical Transport product family revenue in the six month period ended June 30, 2004 as this product was acquired in July 2004.

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

During the three months ended June 30, 2005, sales to two customers represented 12% and 10% of net revenue, respectively. For the six months ended June 30, 2005, sales to one customer represented 13% of net revenue. For the three and six months ended June 30, 2004, sales to one customer represented 15% and 12% of net revenue, respectively. No other customer accounted for 10% or more of total revenue in the period. Although our largest customers have varied over time, we anticipate that our results of operations in any given period will continue to depend to a great extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

For the three months ended June 30, 2005, cost of revenue increased $5.7 million to $17.6 million compared to $11.9 million for the same period last year. Total cost of revenue was 58% of revenue for the three months ended June 30, 2005, compared to 57% of revenue for the same period last year. For the six months ended June 30, 2005, cost of revenue increased $9.3 million to $33.2 million compared to $23.9 million for the same period last year. Total cost of revenue was 57% of revenue for the six months ended June 30, 2005 and 2004. During the six months ended June 30, 2005, several infrequent transactions took place, including a benefit related to a settlement agreement with a contract manufacturer of $3.1 million, offset by charges related to vendor and customer claims of $1.1 million and a loss on sale of inventory related to a legacy product line of $0.4 million. The net benefit to gross profit resulting from these transactions was offset by pricing discounts given to specific customers in order to gain strategic relationships in certain international territories.

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

Research and Product Development Expenses

For the three and six months ended June 30, 2005, research and product development expenses were comparable to the same periods last year. For the three months ended June 30, 2005, research and product development expenses were $5.5 million compared to $5.6 million for the same period last year. For the six months ended June 30, 2005, research and product development expenses were $11.5 million compared to $11.6 million for the same period last year. The slight decrease was primarily due to the closure of certain R&D facilities in an effort to consolidate operations, offset by increased employee related expenses and other research and development activities to support new products.

Sales and Marketing Expenses

For the three months ended June 30, 2005, sales and marketing expenses increased 29% or $1.5 million to $6.7 million compared to $5.2 million for the same period last year. For the six months ended June 30, 2005, sales and marketing expenses increased 31% or $3.0 million to $12.8 million compared to $9.8 million for the same period last year. The increase was attributable to higher employee related expenses, including commissions associated with our revenue growth. The increase was also due to higher travel and marketing expenses due to increased participation in various trade shows.

General and Administrative Expenses

For the three months ended June 30, 2005, general and administrative expenses decreased 72% or $2.1 million to $0.8 million compared to $2.9 million for the same period last year. For the six months ended June 30, 2005, general and administrative expenses decreased 46% or $2.5 million to $2.9 million compared to $5.4 million for the same period last year. The $2.1 million decrease for the three months ended June 30, 2005 was due to a $1.0 million gain from a debt recovery in the current quarter, as well as a $1.0 million decrease in legal fees compared to the same period last year. During the three months ended June 30, 2004, we incurred significant legal fees related to post-acquisition activities as a result of the merger with Tellium. For the six months ended June 30, 2005, the decrease was due to the same reasons above as well as lease termination charges for excess facilities.

Purchased In-Process Research and Development Expense

For the six months ended June 30, 2004, we recorded a charge of $6.2 million for purchased in-process research and development expenses relating to the acquisition of the assets of Gluon. The amount was charged to expense in the past because technological feasibility had not been established and no future alternative uses for the technology existed. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology.

Stock-Based Compensation Expense

For the three months ended June 30, 2005, stock-based compensation expense was $0.2 million, compared to $0.5 million for the same period last year. For the six months ended June 30, 2005, stock-based compensation expense was $0.3 million, compared to $1.1 million for the same period last year. Stock-based compensation expense primarily resulted from the difference between the fair value of our common stock and the exercise price for stock options granted to employees on the date of grant. We amortize the resulting deferred compensation over the vesting periods of the applicable options using an accelerated method, which can result in a net credit to stock-based compensation expense during a particular period, if the amount reversed due to the forfeiture of unvested shares exceeds the amortization of deferred compensation.

For the three and six months ended June 30, 2005 and 2004, stock-based compensation expense consisted of (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Amortization of deferred compensation	$148	$528	$305	$1,205
Benefit due to reversal of previously recorded stock-based compensation expense on forfeited shares	(4)	(84)	(14)	(91)
Compensation expense (benefit) relating to non-employees	8	21	16	(39)

	$152	$465	$307	$1,075

Amortization and Impairment of Intangibles

For the three months ended June 30, 2005, amortization and impairment of intangibles of $2.3 million was substantially unchanged from the same period in the previous year. For the six months ended June 30, 2005, amortization and impairment of intangibles was $4.5 million compared to $4.4 million for the same period in the previous year. For the three and six months ended June 30, 2005, amortization of intangibles included amortization related to the acquisition of Sorrento in July 2004, offset by intangibles from prior acquisitions which became fully amortized in the fourth quarter of 2004, as well as an impairment charge of $0.2 million taken in the second quarter of 2004. The impairment charge taken in the prior year related to the Gluon acquired workforce, as the majority of former Gluon employees were no longer employed by the Company at June 30, 2004. No goodwill impairment charges have been recorded since the initial adoption of SFAS No. 142 in 2002, however a sustained low market capitalization of the Company may cause impairment charges to be realized in the future.

Other Income (Expense), Net

For the three and six months ended June 30, 2005 and 2004, other income (expense), net was comprised as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest expense	$(831)	$(917)	$(1,683)	$(1,816)
Interest income	239	376	494	770
Other income (expense), net	(56)	551	(65)	622

	$(648)	$10	$(1,254)	$(424)

Interest expense decreased for the three and six months ended June 30, 2005 as compared to the same period last year due to repayment of debt. Interest income decreased due to lower average balances of cash and short-term investments compared to the prior year.

Income Tax Provision

During the three and six months ended June 30, 2005 and 2004, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have recorded a full valuation allowance.

Liquidity and Capital Resources

Historically, we have financed and expect to continue to finance our operations through a combination of our existing cash, cash equivalents and short-term investments, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At June 30, 2005, cash, cash equivalents and short-term investments, all of which are available to fund current operations, were $52.6 million. This amount includes cash and cash equivalents of $38.8 million, as compared to $46.6 million at December 31, 2004. The decrease in cash and cash equivalents was attributable to cash used in operating activities of $9.9 million and $1.9 million used in financing activities, offset by cash provided by investing activities of $4.1 million.

Net cash used in operating activities was $9.9 million for the six months ended June 30, 2005 and consisted of the net loss of $8.5 million before non-cash charges totaling $5.6 million, offset by changes in operating assets and liabilities totaling $7.0 million. The most significant components of the changes in operating assets and liabilities were an increase in inventory of $10.8 million and decrease in accrued liabilities of $3.3 million, offset by an increase in accounts payable of $4.9 million. Net cash provided by investing activities in the first half of 2005 of $4.1million consisted primarily of net maturities of short-term investments of $4.8 million offset by the purchases of property and equipment of $0.7 million. Net cash used in financing activities in the first half of 2005 of $1.9 million consisted of repayment of debt of $2.8 million, which included a $2.0 million payment related to a settlement reached with a contract manufacturer in the first quarter of 2005, offset by $0.9 million in proceeds from the issuance of common stock.

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

Our primary source of liquidity comes from our cash and cash equivalents and short-term investments, which totaled $52.6 million at June 30, 2005, and our $35.0 million line of credit agreement, under which $14.5 million was outstanding at June 30, 2005, and an additional $13.1 million was committed as security for obligations under our secured real estate loan facility and other letters of credit. Borrowings under the line of credit agreement bear interest at the financial institution’s prime rate or LIBOR plus 2.9%, at our election, provided that the minimum interest rate is 4.0%. The interest rate was 6.0% at June 30, 2005. Our short-term investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities at the date of acquisition ranging from 90 days to one year. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and investments will continue to be consumed by operations. In addition, at June 30, 2005, we reclassified approximately $30.8 million of our campus mortgage from long-term to short-term as a result of a balloon payment on the mortgage that is due in April 2006. We are currently evaluating several alternatives to refinance all or a portion of this debt based on our future liquidity needs pending the proposed acquisition of Paradyne Networks. See Note 9 to the unaudited condensed consolidated financial statements for further discussion of Zhone’s definitive agreement to acquire Paradyne.

In March 2004, we filed a Form S-3 Registration Statement which allows us to sell, from time to time, up to $100 million of our common stock or other securities. Although we may use this multi-purpose shelf registration to raise additional capital, there can be no certainty as to when or if we may offer any securities under the shelf registration or what the terms of any such offering would be.

Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At June 30, 2005, one customer represented 10% of our total accounts receivable balance. Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt. We currently intend to fund our operations for the foreseeable future using our existing cash, cash equivalents and short-term investments and liquidity available under our line of credit agreement.

Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments and available credit facilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Contractual Commitments and Off-Balance Sheet Arrangements

At June 30, 2005, our future contractual commitments by fiscal year were as follows (in thousands):

	Total	Remainder of 2005	2006	2007	2008	2009	2010 and After
Operating leases	$748	$484	$235	$29	$—	—	—
Line of credit	14,500	14,500	—	—	—	—	—
Debt	42,238	1,395	31,976	8,867	—	—	—
Inventory purchase commitments	148	148	—	—	—	—	—

Total future contractual commitments	$57,634	$16,527	$32,211	$8,896	$—	$—	$—

Operating lease amounts shown above represent off-balance sheet arrangements to the extent that a liability is not already recorded on our balance sheet. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. For debt obligations, the amounts shown above represent the scheduled principal repayments, including $31.6 million in connection with our secured real estate loan which matures in April 2006, but not the associated interest payments which may vary based on changes in market interest rates. At June 30, 2005, the interest rate on our outstanding debt obligations ranged from 6.0% to 8.0%. Inventory purchase commitments represent the amount of excess inventory purchase commitments that have been recorded on our balance sheet at June 30, 2005.

We also had commitments under outstanding letters of credit totaling $0.3 million at June 30, 2005. We have recorded restricted cash on our balance sheet equal to the amount outstanding under these letters of credit.

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

Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition that could adversely affect our stock price. In addition, public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In addition, if the average market capitalization falls below our Company’s carrying value, this may cause us to record impairment charges related to our goodwill and other intangible assets. At June 30, 2005 and December 31, 2004, we had goodwill with a carrying value of $157.2 million.

We have incurred significant losses to date and expect that we will continue to incur losses in the foreseeable future. If we fail to generate sufficient revenue to achieve or sustain profitability, our stock price could decline.

We have incurred significant losses to date and expect that we will continue to incur losses in the foreseeable future. Our net losses for 2004 and 2003 were $35.6 million and $17.2 million, respectively. Our net loss for the six months ended June 30, 2005 was $8.5 million, and we had an accumulated deficit of $639.9 million at June 30, 2005. We have not generated positive cash flows from operations since inception, and expect this to continue for the foreseeable future. We have significant fixed expenses and expect that we will continue to incur substantial manufacturing, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the ongoing development of our business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to acquisitions and the integration of new technologies, including our ongoing integration of Sorrento, and other acquisitions that may occur in the future, including the recently announced proposed acquisition of Paradyne Networks. Further, given the increased costs associated with compliance with the Sarbanes-Oxley Act of 2002, we have incurred and are likely to continue to incur increased expenses related to regulatory and legal compliance. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue to achieve or sustain profitability, we will continue to incur substantial operating losses and our stock price could decline.

We have significant debt obligations, which could adversely affect our business, operating results and financial condition.

As of June 30, 2005, we had approximately $56.7 million of total debt, of which $47.9 million was current and $8.8 million was long-term. Our debt obligations could materially and adversely affect us in a number of ways, including:

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

We cannot assure you that we will be able to refinance our current debt, or generate sufficient cash flow in amounts sufficient to enable us to service our debt or to meet our working capital and capital expenditure requirements. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, due to borrowing base restrictions or otherwise, we may be required to sell assets, reduce capital expenditures, or obtain additional financing. We cannot assure you that we will be able to engage in any of these actions on reasonable terms, if at all.

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

The target customers for our products are network service providers that operate voice, data and video communications networks. There are a limited number of potential customers in our target market. During the three months ended June 30, 2005, sales to two customers accounted for approximately 12% and 10% of our net revenue, respectively. During the six months ended June 30, 2005, sales to one customer accounted for 13% of our net revenue. Also, we expect that a significant portion of our future revenue will depend on sales of our products to a limited number of customers. Any failure of one or more customers to purchase products from us for any reason, including any downturn in their businesses, would seriously harm our business, financial condition and results of operations.

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

As of June 30, 2005, we had acquired eleven companies or product lines since we were founded in 1999, and we may acquire additional businesses, products or technologies in the future. In July 2005, we announced a definitive agreement to acquire Paradyne Networks, Inc., which we expect to close in the third quarter of 2005. On an ongoing basis, we may evaluate acquisitions of, or investments in, complementary companies, products or technologies to supplement our internal growth. Also, in the future, we may encounter difficulties identifying and acquiring suitable acquisition candidates on reasonable terms.

If we do complete future acquisitions, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership, including the expected issuance of approximately 51.4 million shares of common stock and the assumption of approximately 16.3 million options and warrants to purchase common stock in connection with the proposed Paradyne acquisition;

•	consume cash;

•	incur substantial debt;

•	assume liabilities;

•	increase our ongoing operating expenses and level of fixed costs;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs; and

•	become subject to litigation.

Any acquisitions or investments that we make in the future will involve numerous risks, including:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	unanticipated costs;

•	diversion of management’s time and attention away from managing the normal daily operations of the business;

•	adverse effects on existing business relationships with suppliers and customers;

•	difficulties in entering markets in which we have no or limited prior experience;

•	insufficient revenues to offset increased expenses associated with acquisitions and where competitors in such markets have stronger market positions; and

•	potential loss of key employees, particularly those individuals employed by acquired companies.

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

At July 29, 2005, our executive officers, directors and entities affiliated with them beneficially owned, in the aggregate, approximately 39% of our outstanding common stock. These stockholders, if acting together, will be able to influence substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of our company even if such a transaction would be beneficial to our other stockholders. In addition, provisions of our certificate of incorporation, bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
Cash and cash equivalents	$38,798	$46,604
Short-term investments	13,796	18,612

	$52,594	$65,216

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts, commercial paper, and debt securities of domestic municipalities with credit ratings of AA or better. Cash and cash equivalents and short-term investments are principally held with various domestic financial institutions with high-credit standing. As of June 30, 2005, we had an accounts receivable balance from one customer representing 10% of accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We do not use derivative financial instruments in our investment portfolio. We do not hold financial instruments for trading or speculative purposes. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Under our investment policy, short-term investments have a maximum maturity of one year from the date of acquisition, and the average maturity of the portfolio cannot exceed six months. Due to the relatively short maturity of the portfolio, a 10% increase in market interest rates at June 30, 2005 would decrease the fair value of the portfolio by less than $0.1 million.

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

As a result of the merger with Tellium, Inc., we became a defendant in a securities class action lawsuit. On various dates between approximately December 10, 2002 and February 27, 2003, numerous class-action securities complaints were filed against Tellium in the United States District Court for the District of New Jersey. On May 19, 2003, a consolidated amended complaint representing all of the actions was filed. The complaint alleges, among other things, that Tellium and its then-current directors and executive officers, and its underwriters, violated the Securities Act of 1933 by making false and misleading statements or omissions in its registration statement prospectus relating to the securities offered in the initial public offering. The complaint further alleges that these parties violated the Securities Exchange Act of 1934 by acting recklessly or intentionally in making the alleged misstatements and/or omissions in connection with the sale of Tellium stock. The complaint seeks damages in an unspecified amount, including compensatory damages, costs and expenses incurred in connection with the actions and equitable relief as may be permitted by law or equity. On March 31, 2004, the Court granted Tellium’s and the underwriters’ motions to dismiss the complaint and allowed the plaintiffs to file a further amended complaint. On May 14, 2004, the plaintiffs filed a second consolidated and amended complaint. On June 25, 2004, Zhone, as Tellium’s successor-in-interest, and the underwriters again moved to dismiss the complaint. On June 30, 2005, the Court issued its decision, dismissing with prejudice the plaintiffs’ claims under the Securities Exchange Act of 1934, but denying the motions to dismiss with respect to the plaintiffs’ claims under the Securities Act of 1933. The plaintiffs recently have moved for reconsideration of that portion of the Court’s June 30, 2005 decision dismissing their claims under the Securities Exchange Act.

As a result of the merger with Tellium, we became a defendant in stockholder derivative lawsuits. On January 8, 2003 and January 27, 2003, two derivative suits were filed in the Superior Court of New Jersey by plaintiffs who purport to be stockholders of Tellium. The complaints in these actions allege, among other things, that Tellium directors breached their fiduciary duties to the company by engaging in stock transactions with individuals associated with Qwest Communications International Inc., and by making materially misleading statements regarding Tellium’s relationship with Qwest. The actions seek damages in an unspecified amount, including imposition of a constructive trust in favor of Tellium for the amount of profits allegedly received through stock sales, disgorgement of proceeds in connection with the stock option exercises, damages allegedly sustained by Tellium in connection with alleged breaches of fiduciary duties, and costs and expenses incurred in connection with the actions. Acting on its own motion, on August 2, 2003 and June 12, 2004, respectively, the Superior Court dismissed these actions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

At our 2005 annual meeting of stockholders held on May 12, 2005, the stockholders took the following actions:

•	The stockholders elected the following individuals as Class I Directors to serve for three-year terms and until their respective successors are duly elected or appointed:

Nominee	For	Withheld
Adam Clammer	81,987,426	1,928,937
Robert Dahl	81,985,709	1,930,654

Michael Connors, James Coulter, Morteza Ejabat, James Greene, Jr., C. Richard Kramlich and James Timmins also continued as directors of the Company after the annual meeting.

•	The stockholders approved the ratification of the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2005 by the following vote:

For	Against	Abstentions
83,673,940	176,963	65,460

•	The stockholders approved an amendment to the 2001 Stock Incentive Plan by the following vote:

For	Against	Abstentions	Not Voted
54,554,350	2,835,494	400,630	29,125,889

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of July 7, 2005, by and among Zhone Technologies, Inc., Parrot Acquisition Corp. and Paradyne Networks, Inc. (incorporated by reference to Exhibit 2.1 of Zhone Technologies, Inc.’s Form 8-K filed on July 8, 2005)

10.1	Voting Agreement, dated July 7, 2005, by and among Paradyne Networks, Inc. and each of the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 of Zhone Technologies, Inc.’s Form 8-K filed on July 8, 2005)

10.2	Voting Agreement, dated July 7, 2005, by and among Zhone Technologies, Inc., Parrot Acquisition Corp. and each of the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.2 of Zhone Technologies, Inc.’s Form 8-K filed on July 8, 2005)

10.3	Consulting Agreement, dated July 7, 2005, between Zhone Technologies, Inc. and Sean E. Belanger (incorporated by reference to Exhibit 10.3 of Zhone Technologies, Inc.’s Form 8-K filed on July 8, 2005)

10.4	Consulting Agreement, dated July 7, 2005, between Zhone Technologies, Inc. and Patrick M. Murphy (incorporated by reference to Exhibit 10.4 of Zhone Technologies, Inc.’s Form 8-K filed on July 8, 2005)

10.5	Restrictive Covenant Agreement, dated July 7, 2005, between Zhone Technologies, Inc. and Sean E. Belanger (incorporated by reference to Exhibit 10.5 of Zhone Technologies, Inc.’s Form 8-K filed on July 8, 2005)

10.6	Restrictive Covenant Agreement, dated July 7, 2005, between Zhone Technologies, Inc. and Patrick M. Murphy (incorporated by reference to Exhibit 10.6 of Zhone Technologies, Inc.’s Form 8-K filed on July 8, 2005)

10.7	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.1 of Zhone Technologies, Inc.’s Form 8-K filed on May 13, 2005)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: August 9, 2005	By:	/S/ MORTEZA EJABAT
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/S/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer