Form 10-Q
period 2005-09-30
ZHONE TECHNOLOGIES INC
filed 2005-11-08
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No   ☒

As of September 30, 2005, there were 147,241,763, shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$64,184	$46,604
Short-term investments	16,719	18,612
Accounts receivable, net of allowances of $4,413 and $4,990	31,608	19,243
Inventories	50,619	37,352
Prepaid expenses and other current assets	16,107	3,949

Total current assets	179,237	125,760

Property and equipment, net	23,887	22,967
Goodwill	238,156	157,232
Other acquisition-related intangible assets, net	66,218	17,847
Restricted cash	547	758
Other assets	260	663

Total assets	$508,305	$325,227

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,938	$14,155
Line of credit	14,500	14,500
Current portion of long-term debt	32,596	1,378
Accrued and other liabilities	32,711	23,938

Total current liabilities	99,745	53,971

Long-term debt, less current portion	8,867	39,935
Other long-term liabilities	1,532	1,537

Total liabilities	110,144	95,443

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 900,000 shares; issued and outstanding 147,242 and 94,139 shares as of September 30, 2005, and December 31, 2004, respectively	147	94
Additional paid-in capital	1,050,997	862,261
Notes receivable from stockholders	(550)	(550)
Deferred compensation	(1,220)	(538)
Other comprehensive loss	(70)	(80)
Accumulated deficit	(651,143)	(631,403)
Total stockholders’ equity	398,161	229,784

Total liabilities and stockholders’ equity	508,305	$325,227

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net revenue	$40,615	$27,006	$98,623	$69,066
Cost of revenue	23,824	15,603	57,012	39,332
Stock-based compensation	22	33	74	181

Gross profit	16,769	11,370	41,537	29,553

Operating expenses:
Research and product development (excluding non-cash stock-based compensation expense of $52, $154, $171 and $520)	7,361	5,705	18,817	17,306
Sales and marketing (excluding non-cash stock-based compensation expense of $54, $135, $156 and $408)	7,387	6,825	20,235	16,670
General and administrative (excluding non-cash stock-based compensation expense of $2,617, $49, $2,651 and $337)	5,450	3,429	8,324	8,849
Purchased in-process research and development	1,190	2,446	1,190	8,631
Stock-based compensation	2,723	338	2,978	1,265
Amortization and impairment of intangible assets	3,214	2,862	7,728	7,270

Total operating expenses	27,325	21,605	59,272	59,991

Operating loss	(10,556)	(10,235)	(17,735)	(30,438)
Other expense, net	(618)	(798)	(1,872)	(1,222)

Loss before income taxes	(11,174)	(11,033)	(19,607)	(31,660)
Income tax provision (benefit)	80	(26)	133	143

Net loss	($11,254)	($11,007)	($19,740)	($31,803)

Basic and diluted net loss per share applicable to holders of common stock	($0.10)	($0.12)	($0.20)	($0.38)
Weighted average shares outstanding used to compute basic and diluted net loss per share applicable to holders of common stock	112,099	93,767	100,198	82,998

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	($19,740)	($31,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,975	8,194
Provision for doubtful accounts	(387)	302
Stock-based compensation	3,052	1,446
Purchased in-process research and development	1,190	8,631
Gain on sale of assets	(2,720)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,470)	(5,783)
Inventories	(6,134)	(6,805)
Prepaid expenses and other current assets	2,706	1,765
Other assets	404	295
Accounts payable	2,780	(4,651)
Accrued and other liabilities	(10,763)	(15,112)

Net cash used in operating activities	(22,107)	(43,521)

Cash flows from investing activities:
Net cash acquired in acquisitions	42,838	5,617
Purchases of property and equipment	(1,361)	(1,685)
Acquisition of intangibles	(1,980)	—
Purchases of short-term investments	(24,444)	(135,197)
Proceeds from sales and maturities of short-term investments	26,371	174,327

Net cash provided by investing activities	41,424	43,062

Cash flows from financing activities:
Net borrowings under credit facilities	—	9,700
Proceeds from issuance of common stock	1,936	1,447
Repayment of debt	(3,650)	(1,119)

Net cash (used in) provided by financing activities	(1,714)	10,028

Effect of exchange rate changes on cash	(23)	12

Net increase in cash and cash equivalents	17,580	9,581
Cash and cash equivalents at beginning of period	46,604	32,547

Cash and cash equivalents at end of period	$64,184	$42,128

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued liabilities converted to note payable	$3,800	$—

Common stock and options issued for acquisition	$184,401	$75,677

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

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

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, internet service providers, wireless carriers, and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended September 30, 2005, there were no sales to customers representing 10% or more of net revenue. For the nine months ended September 30, 2005, sales to one customer represented 11% of net revenue. For the three and nine months ended September 30, 2004, sales to one customer represented 19% and 15% of net revenue, respectively. As of September 30, 2005, the Company had no individual accounts receivable balances representing 10% or more of accounts receivable. As of December 31, 2004, the Company had an accounts receivable balance from one customer representing 10% of accounts receivable.

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

The following table illustrates the effect on net loss and net loss per share if the fair value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(11,254)	$(11,007)	$(19,740)	$(31,803)
Add: Stock-based compensation expense included in reported net loss	2,745	371	3,052	1,446
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(4,288)	(2,234)	(7,354)	(5,513)

Pro forma net loss	$(12,797)	$(12,870)	$(24,042)	$(35,870)

Loss per share applicable to holders of common stock:
As reported – basic and diluted	$(0.10)	$(0.12)	$(0.20)	$(0.38)

Pro forma – basic and diluted	$(0.11)	$(0.14)	$(0.24)	$(0.43)

(2)	Acquisitions

Paradyne

On September 1, 2005, the Company completed the acquisition of Paradyne Networks, Inc. in exchange for total consideration of $185.5 million, consisting of common stock valued at $164.1 million, options and warrants to purchase common stock valued at $20.3 million, and acquisition costs of $1.1 million. The Company acquired Paradyne to strengthen its position as a leading provider of next-generation local access network solutions as well as increase its customer base.

The purchase consideration was allocated to the fair values of the assets acquired as follows: net tangible assets - $47.5 million, amortizable intangible assets - $54.8 million, purchased in-process research and development - $1.2 million, goodwill - $80.9 million and deferred compensation - $1.1 million. The amount allocated to purchased in-process research and development was charged to expense during the third quarter of 2005 because technological feasibility had not been established and no future alternative uses for the technology existed. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. Of the amount allocated to amortizable intangible assets: $12.3 million was allocated to core technology, which is amortized over an estimated useful life of five years; $29.1 million was allocated to customer relationships, which is amortized over an estimated useful life of seven years; $10.1 million was allocated to patents, which is amortized over an estimated life of five years; and $3.3 million was allocated to backlog, which is amortized over an estimated life of six months.

Assumed liabilities related to the Paradyne acquisition totaled $24.6 million and included employee severance and exit costs totaling $14.1 million, which were recorded based on Emerging Issues Task Force Issue No. 95-3 (“EITF 95-3”), “Recognition of Liabilities in Connection with a Purchase Business Combination.” As of September 30, 2005, liabilities related to employee severance and exit costs were $9.7 million.

This purchase price allocation is preliminary and is subject to revision as more detailed analysis is completed and additional information as to the fair value of Paradyne’s assets and liabilities becomes available in the fourth quarter of 2005, including the fair value of certain liabilities such as lease commitments.

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

Assumed liabilities related to the Sorrento acquisition totaled $27.0 million, the most significant component of which was long-term debt and debentures totaling $15.8 million. Following the consummation of the acquisition, the Company sold certain excess facilities acquired from Sorrento. The net proceeds were used to repay the associated long-term debt of $4.1 million and convertible debentures of $2.5 million. The assumed liabilities also included employee severance and exit costs totaling $1.6 million, which were recorded based on EITF 95-3. As of September 30, 2005, and December 31, 2004, liabilities related to employee severance and exit costs were under $30,000.

The following table reflects the unaudited pro forma combined results of operations of the Company on the basis that the acquisition of Sorrento and Paradyne had taken place at the beginning of each period presented (in thousands, except per share data).

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net revenue	$57,743	$53,766	$169,923	$154,256
Net loss	(15,723)	(17,451)	(33,925)	(60,185)
Net loss per share – basic and diluted	$(0.11)	$(0.12)	$(0.22)	$(0.40)
Number of shares used in computation – basic and diluted	146,822	145,851	152,282	150,729

Gluon

In February 2004, the Company acquired certain assets of Gluon Networks, Inc. in exchange for total consideration of $6.5 million, consisting of common stock valued at $5.7 million, $0.7 million of cash and $0.1 million of acquisition related costs. One of the Company’s directors is a partner of a venture capital firm which is a significant stockholder of Zhone, and which was also a significant stockholder of Gluon. The transaction was accounted for as an asset acquisition rather than a business combination, since Gluon did not meet the definition of a business, and only assets were acquired, which consisted primarily of Gluon’s intellectual property. Gluon was a development stage company that had developed a product for customer trials but had not generated any revenue to date. The Company agreed to acquire Gluon’s intellectual property and hired approximately ten of the former Gluon employees.

The purchase price for the Gluon transaction was allocated to the fair values of the assets acquired as follows: purchased in-process research and development - $6.2 million, and acquired workforce - $0.3 million. The amount allocated to purchased in-process research and development was charged to expense during the first quarter of 2004, because technological feasibility had not been established and no future alternative uses for the technology existed. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. Because the transaction did not constitute a business combination, no goodwill was recorded and a portion of the purchase price was allocated to the acquired workforce, which was being amortized over a two year period. An impairment charge of $0.2 million was subsequently recorded in the second quarter of 2004 relating to the Gluon acquired workforce, because the majority of the former Gluon employees were no longer employed by the Company.

(3)	Long-lived Assets, Goodwill and Other Intangible Assets

The Company tests goodwill for impairment using a two step approach on an annual basis, or when certain indicators of impairment exist in accordance with SFAS 142 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit using the market approach. The Company has determined that it operates in a single segment with one reporting unit. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. At September 30, 2005 and December 31, 2004, the Company had goodwill with a carrying value of $238.2 million and $157.2 million, respectively.

In accordance with SFAS 144 “Goodwill and Other Intangible Assets”, the Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

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

Details of the Company’s intangible assets are as follows:

	September 30, 2005
	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life
		(in thousands)		(in years)
Developed technology	$33,420	$(33,420)	$—	0.0
Customer lists/relationships	43,549	(8,254)	35,295	6.2
Core technology	33,662	(14,619)	19,043	5.0
Others	14,807	(2,927)	11,880	4.8

Total	$125,438	$(59,221)	$66,218

	December 31, 2004
	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life
		(in thousands)		(in years)
Developed technology	$35,596	$(33,103)	$2,493	3.7
Customer lists/relationships	12,867	(6,410)	6,457	3.9
Core technology	21,342	(13,028)	8,314	5.0
Others	3,703	(3,120)	583	4.0

Total	$73,508	$(55,661)	$17,847

Amortization expense of intangible assets was $3.2 million and $2.9 million for the three months ended September 30, 2005 and 2004, respectively, and $7.7 million and $7.1 million for the nine months ended September 30, 2005 and 2004, respectively.

Estimated amortization expense for the future periods ending December 31 is as follows: 2005 (remainder of year) - $4.7 million, 2006 - $13.5 million, 2007 - $12.4 million, 2008 - $11.7 million, 2009 - $9.9 million and 2010 and beyond - $14.0 million.

(4)	Inventories

Inventories as of September 30, 2005 and December 31, 2004 were as follows (in thousands):

	September 30, 2005	December 31, 2004
Inventories:
Raw materials	$36,123	$28,918
Work in process	11,964	6,269
Finished goods	2,532	2,165

	$50,619	$37,352

(5)	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(11,254)	$(11,007)	$(19,740)	$(31,803)

Denominator:
Weighted average common stock outstanding	112,138	93,926	100,289	83,173
Adjustment for common stock issued subject to repurchase	(39)	(159)	(91)	(175)

Denominator for basic and diluted calculation	112,099	93,767	100,198	82,998

Basic and diluted net loss per share applicable to holders of common stock	$(0.10)	$(0.12)	$(0.20)	$(0.38)

The following table sets forth potentially dilutive securities that have been excluded from the diluted net loss per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except exercise price data):

	Three months ended September 30, 2005	Weighted Average Exercise price	Nine months ended September 30, 2005	Weighted Average Exercise price
Weighted average common stock issued subject to repurchase	39	$2.90	91	$2.64
Convertible debentures	1,473	6.02	1,473	6.02
Warrants	4,136	8.19	4,136	8.19
Outstanding stock options granted	26,955	5.13	26,955	5.13

	32,603		32,655

	Three months ended September 30, 2004	Weighted Average Exercise price	Nine months ended September 30, 2004	Weighted Average Exercise price
Weighted average common stock issued subject to repurchase	159	$1.99	175	$1.99
Convertible debentures	1,948	6.02	1,948	6.02
Warrants	3,030	9.20	3,030	9.20
Outstanding stock options granted	9,635	6.69	9,635	6.69

	14,772		14,788

(6)	Comprehensive Loss

The components of comprehensive loss, net of tax, for the three and nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss	$(11,254)	$(11,007)	$(19,740)	$(31,803)
Other comprehensive loss:
Change in unrealized gain (loss) on investments, net of tax	57	(33)	33	(90)
Foreign currency translation adjustments	39	98	(23)	12

Total comprehensive loss	$(11,158)	$(10,942)	$(19,730)	$(31,881)

(7)	Commitments and Contingencies

Line of Credit and Long-Term Debt

In March 2005, the Company entered into an amendment to its existing revolving credit facility with a financial institution providing for a one year extension of the term of the existing facility and an increase in the size of the facility to $35 million from $25 million. The amended agreement expires in February 2006. Under this agreement, $14.5 million was outstanding at September 30, 2005, and an additional $15.5 million and $9.1 million was committed as security for obligations under the Company’s secured real estate loan facility and other letters of credit as of September 30, 2005, and December 31, 2004, respectively. Borrowings under the line of credit agreement bear interest at the financial institution’s prime rate or LIBOR plus 2.9%, at the Company’s election, provided that the minimum interest rate is 4%. The interest rate was 6.75% at September 30, 2005.

At September 30, 2005, the Company had $31.2 million of debt outstanding under a secured real estate loan facility which matures in April 2006. The interest rate on this debt was 8% at September 30, 2005. During the second quarter of 2005, the Company reclassified approximately $30.8 million of this debt from long-term to short-term as a result of a balloon payment that is due in April 2006.

The Company assumed convertible debentures relating to the acquisition of Sorrento in July 2004, totaling $11.7 million, with an interest rate of 7.5%. The outstanding principal amount of the convertible debentures was $8.9 million as of September 30, 2005, and matures in August 2007. The debentures are callable by the Company at any time, and can be converted into common stock at the option of the holder at a conversion price of $6.02 per share.

As of September 30, 2005, the annual commitments on the $41.5 million of current and long-term debt were as follows: $0.6 million for the remainder of 2005, $32.0 million in 2006, and $8.9 million in 2007.

Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. The total minimum lease payments shown below include projected payments and obligations for leases that the Company is no longer utilizing, some of which relate to excess facilities obtained through the Paradyne acquisition. Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

Operating leases
Year ending December 31:
2005 (remainder of the year)	$1,291
2006	4,674
2007	4,143
2008	4,019
2009	4,019
2010 and after	11,673

Total minimum lease payments	$29,819

Warranties and Other Commitments

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment.

The following table reconciles changes in the Company’s accrued warranties and related costs for the nine months ended September 30, 2005 and 2004 (in thousands):

	Nine months ended September 30,
	2005	2004
Beginning balance	$5,839	$5,856
Charged to cost of revenue	1,099	305
Warranty reserve from acquired companies	2,826	1,800
Claims and settlements	(2,853)	(1,068)

Ending balance	$6,911	$6,893

The Company depends on sole source and limited source suppliers for several key components and on contract manufacturers to manufacture certain product lines. If the Company was unable to obtain these components on a timely basis, or if its contract manufacturers were unable to meet the Company’s delivery requirements, the Company’s operating results could be materially adversely affected.

The Company has agreements with various contract manufacturers which include inventory repurchase commitments on excess material based on the Company’s sales forecasts. The Company had recorded a liability of $0.7 million and $4.5 million related to these commitments as of September 30, 2005 and December 31, 2004, respectively. In March 2005, the Company entered into a settlement agreement with a contract manufacturer. As a result of this settlement, the Company issued a $3.8 million non-interest bearing promissory note in return for inventory valued at $1.4 million and settlement of liabilities totaling $5.5 million, which included inventory purchase commitments of $4.5 million noted above. As of September 30, 2005, $1.4 million was outstanding under this promissory note, and is classified in the current portion of long-term debt. The $1.4 million is due in three quarterly installments beginning October 2005.

In connection with the acquisition of Sorrento, the Company has recorded assumed liabilities for probable contingencies related to the resolution of a pension plan. In 2000, Sorrento sold one of its subsidiaries to Entrada Networks, Inc. In connection with this transaction, Entrada assumed all responsibilities for a defined benefit plan. Although Entrada is the sponsor of the benefit plan, it disclaims responsibility for the minimum funding contributions to the benefit plan and insists that the Company is responsible for any liability related thereto. The Company has reserved an estimated amount which the Company expects is sufficient to cover claims regarding the resolution of the benefit plan.

Sale of inventory and licensing of certain intellectual property

During the first quarter of 2005, the Company sold all inventory and other assets related to one of its legacy product lines to a third party. As part of this transaction, the Company also entered into a licensing arrangement with the third party for the use and option to purchase the technology associated with this legacy product line for up to $3.5 million. Future income associated with the technology license will be recorded when and if realized. As of September 30, 2005, no income had been realized from this transaction.

During the quarter ended September 30, 2005, we sold certain assets, consisting primarily of inventory and associated technology rights related to our Sechtor, Arca Dacs and eLuminant product lines to third parties. The sale of these non-strategic legacy product lines will allow us to focus efforts on our next-generation flagship products. The net impact resulted in a $2.7 million gain recorded in cost of revenues.

Letters of Credit

The Company has issued letters of credit to ensure its performance or payment to third parties in accordance with specified terms and conditions, which amounted to less than $0.1 million and $0.4 million as of September 30, 2005 and December 31, 2004, respectively. As of September 30, 2005 and December 31, 2004, the Company had recorded restricted cash under these letters of credit.

Legal Proceedings

As a result of the Company’s acquisitions of Tellium and Paradyne, the Company became involved in various legal proceedings, claims and litigation, including those identified below, relating to the operations of Tellium and Paradyne prior to the acquisitions of these entities.

Tellium Matters

On various dates between approximately December 10, 2002 and February 27, 2003, numerous class action securities complaints were filed against Tellium in the United States District Court for the District of New Jersey. On May 19, 2003, a consolidated amended complaint representing all of the actions was filed. The complaint alleges, among other things, that Tellium and its then-current directors and executive officers, and its underwriters, violated the Securities Act of 1933 by making false and misleading statements or omissions in its registration statement prospectus relating to the securities offered in the initial public offering. The complaint further alleges that these parties violated the Securities Exchange Act of 1934 by acting recklessly or intentionally in making the alleged misstatements and/or omissions in connection with the sale of Tellium stock. The complaint seeks damages in an unspecified amount, including compensatory damages, costs and expenses incurred in connection with the actions and equitable relief as may be permitted by law or equity. On March 31, 2004, the court granted Tellium’s and the underwriters’ motions to dismiss the complaint and allowed the plaintiffs to file a further amended complaint. On May 14, 2004, the plaintiffs filed a second consolidated and amended complaint. On June 25, 2004, Zhone, as Tellium’s successor-in-interest, and the underwriters again moved to dismiss the complaint. On June 30, 2005, the court dismissed with prejudice the plaintiffs’ claims under the Securities Exchange Act of 1934, but denied the motions to dismiss with respect to the plaintiffs’ claims under the Securities Act of 1933. The plaintiffs moved for reconsideration of that portion of the court’s June 30, 2005 decision dismissing their claims under the Securities Exchange Act of 1934. The court recently denied the plaintiffs’ motion for reconsideration.

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

Paradyne Matters

A purported stockholder class action complaint was filed in December 2001 in the United States District Court in the Southern District of New York against Paradyne, Paradyne’s then-current directors and executive officers, and each of the underwriters (the “Underwriter Defendants”) who participated in Paradyne’s initial public offering and follow-on offering (collectively, the “Paradyne Offerings”). The complaint alleges that, in connection with the Paradyne Offerings, the Underwriter Defendants charged excessive commissions, inflated transaction fees not disclosed in the applicable registration statements and allocated shares of the Paradyne Offerings to favored customers in exchange for purported promises by such customers to purchase additional shares in the aftermarket, thereby allegedly inflating the market price for the Paradyne Offerings. The complaint seeks damages in an unspecified amount for the purported class for the losses suffered during the class period. This action has been consolidated with hundreds of other securities class actions commenced against more than 300 companies (collectively, the “Issuer Defendants”) and approximately 40 investment banks in which the plaintiffs make substantially similar allegations as those made against Paradyne with respect to the initial public offerings and/or follow-on offerings at issue in those other cases. All of these actions have been consolidated under the caption In re: Initial Public Offering Securities Litigation (the “IPO Actions”). In 2003, the Issuer Defendants participated in a global settlement among the plaintiffs and the insurance companies that provided directors’ and officers’ insurance coverage to the Issuer Defendants. The settlement agreements provide for the Issuer Defendants (including Paradyne) to be fully released and dismissed from the IPO Actions. Under the terms of the settlement agreements, Paradyne is not required to make any cash payment to the plaintiffs. Although the court preliminarily approved the settlement agreements, the preliminary approval is subject to a future final settlement order, after notice of settlement has been provided to class members and they have been afforded the opportunity to oppose or opt out of the settlement. There can be no assurance that these conditions for final settlement will be satisfied.

In July 2000, Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against Paradyne and approximately 90 other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party, which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. Paradyne purchased this equipment from vendors whom Paradyne believes may have an obligation to indemnify Paradyne in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The entire case was stayed on March 29, 2001, in order to allow an earlier-filed case with common factual and legal issues, referred to as the “Symbol/Cognex” litigation, to proceed. On January 23, 2004, the U.S. District Court for the District of Nevada found, in the Symbol/Cognex case, that the Lemelson patent claims at issue in the case involving Paradyne are invalid, unenforceable, and not infringed. The Symbol/Cognex court entered an amended judgment on May 27, 2004, finding the Lemelson patent claims at issue invalid, unenforceable, and not infringed, after denying Lemelson’s material post-trial motions. Lemelson appealed the amended judgment in the Symbol/Cognex case. On September 9, 2005, the Federal Circuit Court of Appeals affirmed the trial court’s invalidation of the Lemelson patents under the doctrine of prosecution laches.

In January 2004, Paradyne filed suit against Visual Networks, Inc. alleging that Visual’s products and services infringed eleven of Paradyne’s patents. The suit was filed in the United States District Court for the Middle District of Florida (the “Florida Suit”). In February 2004, Visual Networks Operations, Inc., a wholly-owned subsidiary of Visual, filed suit in the United States District Court for the District of Maryland (the “Maryland Suit”) against Paradyne Corporation, a wholly-owned subsidiary of Paradyne Networks, Inc., alleging infringement of three of Visual’s patents. The Florida Suit was dismissed on a procedural ground, and Paradyne asserted the infringement of eleven Paradyne patents by Visual in the Maryland Suit. On October 4, 2005, Visual, Zhone and Paradyne entered into a settlement agreement whereby the parties fully and unconditionally released and discharged each other from any and all claims that were brought or could have been brought in the Maryland Suit, in exchange for a cash payment by Visual to Paradyne. This settlement was considered in the purchase price allocated during the third quarter of 2005.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net revenue:
North America	$26,258	$19,309	$66,603	$54,194
International	14,357	7,697	32,020	14,872

Total revenue	$40,615	$27,006	$98,623	$69,066

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net revenue by Product Family:
SLMS	$18,145	$5,612	$37,090	$19,552
Legacy and Service	17,261	17,183	44,440	45,303
Optical Transport	5,209	4,211	17,093	4,211

Net revenue	$40,615	$27,006	$98,623	$69,066

During the quarter ended September 30, 2004, the Company completed the acquisition of Sorrento and began selling optical transport products for the first time. Concurrently with this development, management implemented a new internal product categorization in which the next-generation SLMS products are the first category. The second product category, Legacy and Service, is comprised of product lines acquired in previous acquisitions, as well as service revenue. The Legacy and Service product category includes the former MUX and DLC product categories and one legacy product line acquired from Sorrento. The third product category is Optical Transport, which consists of the majority of the product lines acquired from Sorrento. All historical product line information has been restated to reflect the new product categories.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are entitled to the protection of the safe harbors contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions are intended to identify forward-looking statements. In addition, forward-looking statements include, among others, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets, including growth in the service provider market; future growth and revenues from our SLMS products; improvements in the capital spending environment; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances. Readers are cautioned that these forward-looking statements are subject to risks and uncertainties that are difficult to predict. Accordingly, actual results could differ materially from those expressed in or contemplated by the forward-looking statements. Factors that could cause actual results to differ are identified under the heading “Risk Factors” on page 24 and elsewhere in this report. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

We believe that we are the first company dedicated solely to developing the full spectrum of next-generation solutions to cost effectively deliver next-generation services while simultaneously preserving the investment in today’s networks. Most of our products are based upon our Single Line Multi-Service (SLMS) architecture. In addition, our optical transport products extend this architecture to the transport network for the efficient distribution of voice, data and video as well as other high-bandwidth services including Video- on-Demand (VOD) and high definition television (HDTV). From its inception, this new SLMS architecture was specifically designed for the delivery of multiple classes of subscriber services (such as voice, data and video distribution), rather than being based on a particular protocol or media. In other words, our SLMS products are built to support the migration from circuit to packet technologies, and from copper to fiber technologies. This flexibility allows our products to adapt to future technologies while allowing service providers to focus on service delivery. With this SLMS architecture, service providers can leverage their existing networks to deliver a combination of voice, data and video services today, while they migrate, either simultaneously or at a future date, from legacy equipment to next-generation equipment with minimal interruption. We believe that our SLMS solutions provide an evolutionary path for service providers from their existing infrastructures, as well as give newer service providers the capability to deploy cost effective, multi-service networks.

Our product offerings fall within three categories: the SLMS product family; optical transport products; and legacy products and services. Our customer base includes regional, national and international telecommunications carriers, as well as cable service providers. To date, our products are deployed by over 600 network service providers on six continents worldwide, including two of the top three cable operators, by number of subscribers, in North America. We believe that we have assembled the employee base, technological breadth and market presence to provide a simple yet comprehensive set of next-generation solutions to the bandwidth bottleneck in the access network and the other problems encountered by network service providers when delivering communications services to subscribers.

Since inception, we have incurred significant operating losses and had an accumulated deficit of $651.1 million at September 30, 2005. The global communications market has deteriorated significantly over the last several years. Beginning in 2004, we have seen market conditions stabilize as demand for our products has increased. In addition, during the last half of 2004, we began to generate additional revenue from a new line of products we acquired from Sorrento Networks Corporation in July 2004.

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

Acquisitions

As of September 30, 2005, we had completed twelve acquisitions of complementary companies, products or technologies to supplement our internal growth, including our acquisition of Paradyne Networks, Inc., which closed on September 1, 2005. To date, we have generated a significant amount of our revenue from sales of products obtained through acquisitions.

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

Sale of inventory and licensing of certain non-strategic intellectual property

During the quarter ended March 31, 2005, we sold all inventory and certain assets related to our Meret legacy product line to a third party. The net impact resulted in a loss of $0.4 million, which was recorded as a charge to cost of revenue. As part of this transaction, we also entered into a licensing arrangement with the third party for the use and option to purchase the technology associated with this legacy product line for up to $3.5 million. Future income associated with the technology license will be recorded when and if realized. As of September 30, 2005, no income had been realized from the technology license.

During the quarter ended September 30, 2005, we sold certain assets, consisting primarily of inventory and associated technology rights related to our Sechtor, Arca Dacs and eLuminant product lines to third parties. The sale of these non-strategic legacy product lines will allow us to focus efforts on our next-generation flagship products. The net impact resulted in a $2.7 million gain recorded in cost of revenues.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The policies discussed below are considered by management to be critical because changes in such estimates can materially affect the amount of our reported net income or loss. For all of these policies, management cautions that actual results may differ materially from these estimates under different assumptions or conditions.

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

As of September 30, 2005, we had $238.2 million of goodwill, $66.2 million of other acquisition-related intangible assets and $23.9 million of property and equipment. Other acquisition-related intangible assets are comprised mainly of purchased developed technology and customer relationships. Many of the entities acquired by us do not have significant tangible assets; as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to purchased in-process research and development for future acquisitions, and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price of the acquired companies to intangible assets and goodwill has a significant impact on our future operating results. The allocation process requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, we would have to perform an impairment review that might result in material write-downs of intangible assets and/or goodwill. Other factors we consider important which could trigger an impairment review, include, but are not limited to, significant changes in the manner of use of our acquired assets, significant changes in the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset or long-lived asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that the cost of an intangible asset or long-lived asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations of the entity or technology acquired over the remaining amortization or depreciation period, the net carrying value of the related intangible asset or long-lived asset will be reduced to fair value and the remaining amortization or depreciation period may be adjusted. For example, in the fourth quarter of 2002, we recorded approximately $50.8 million of impairment in property, plant and equipment and other assets. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our intangible assets may change in the future, which could result in additional non-cash charges that would adversely affect our results of operations and financial condition.

RESULTS OF OPERATIONS

We list in the tables below the historical condensed consolidated statement of operations data as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenue	100%	100%	100%	100%
Cost of revenue	59%	58%	58%	57%
Stock-based compensation	0%	0%	0%	0%

Gross profit	41%	42%	42%	43%
Operating expenses:
Research and product development	18%	21%	19%	25%
Sales and marketing	18%	25%	21%	24%
General and administrative	13%	13%	8%	13%
Purchased in-process research and development	3%	9%	1%	12%
Stock-based compensation	7%	1%	3%	2%
Amortization and impairment of intangible assets	8%	11%	8%	11%

Total operating expenses	67%	80%	60%	87%

Operating loss	(26)%	(38)%	(18)%	(44)%
Other expense, net	(2)%	(3)%	(2)%	(2)%

Loss before income taxes	(28)%	(41)%	(20)%	(46)%
Income tax provision	—	—	—	—

Net loss	(28)%	(41)%	(20)%	(46)%

Revenue

Information about our revenue for products and services for the three and nine months ended September 30, 2005 and 2004 is summarized below (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2005	2004	Increase	% change	2005	2004	Increase	% change
Products	$37.4	$24.5	$12.9	53%	$89.8	$63.0	$26.8	43%
Services	3.2	2.5	0.7	28%	8.8	6.1	2.7	44%

Total	$40.6	$27.0	$13.6	50%	$98.6	$69.1	$29.5	43%

Information about our revenue for North America and International markets for the three and nine months ended September 30, 2005 and 2004 is summarized below (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2005	2004	Increase	% change	2005	2004	Increase	% change
North America	$26.2	$19.3	$6.9	36%	$66.6	$54.2	$12.4	23%
International	14.4	7.7	6.7	87%	32.0	14.9	17.1	115%

Total	$40.6	$27.0	$13.6	50%	$98.6	$69.1	$29.5	43%

Information about our revenue by product line for the three and nine months ended September 30, 2005 and 2004 is summarized below (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2005	2004	Increase	% change	2005	2004	Increase (Decrease)	% change
SLMS	$18.1	$5.6	$12.5	223%	$37.1	$19.6	$17.5	89%
Legacy and Service	17.3	17.2	0.1	1%	44.4	45.3	(0.9)	(2)%
Optical Transport	5.2	4.2	1.0	24%	17.1	4.2	12.9	307%

	$40.6	$27.0	$13.6	50%	$98.6	$69.1	$29.5	43%

For the three months ended September 30, 2005, revenue increased 50% or $13.6 million to $40.6 million from $27.0 million for the same period last year. The increase was attributable to incremental revenue of $9.1 million associated with the acquisition of Paradyne in September 2005, as well as continued demand for our SLMS product lines, particularly in international territories. For the nine months ended September 30, 2005, revenue increased 43% or $29.5 million to $98.6 million from $69.1 million for the same period last year. The increases were primarily due to incremental revenue associated with the acquisitions of our optical transport product line from Sorrento in July 2004 and Paradyne products in September 2005, as well as higher revenues generated from our SLMS product line.

Product revenue accounted for the majority of the total increase in revenue, increasing $12.9 million or 53% for the three months ended September 30, 2005, and $26.8 million or 43% for the nine months ended September 30, 2005, compared to the same periods last year. Service revenue increased 28% and 44% for the three and nine months ended September 30, 2005, compared to the same periods last year. Revenue from international customers increased 87% or $6.7 million for the three months ended September 30, 2005, and 115% or $17.1 million for the nine months ended September 30, 2005, compared to the corresponding periods in the prior year. Revenue from North American customers increased 36% or $6.9 million for the three months ended September 30, 2005, and 23% or $12.4 million for the nine months ended September 30, 2005, compared to the corresponding periods in the prior year. International revenue represented 35% and 32% of total revenue for the three and nine months ended September 30, 2005, respectively, as compared to 29% and 22% of revenue for the three and nine months ended September 30, 2004, respectively. The significant increase in international revenue reflects the increasing opportunity for our next-generation products in both existing and new network deployments at international carriers and incremental revenue from our new optical transport product line. For the three and nine months ended September 30, 2005, international revenues were impacted by an additional $3.1 million of Paradyne products in these regions.

Revenue for our SLMS product family increased by $12.5 million or 223% for the three months ended September 30, 2005, and $17.5 million or 89% for the nine months ended September 30, 2005, as compared to the same periods last year. SLMS revenue includes incremental revenue associated with Paradyne’s Broadband products of $6.8 million. Revenue for our Legacy and Service product family, which includes the former MUX and DLC product categories, increased by $0.1 million or 1% for the three months ended September 30, 2005, and decreased $0.9 million or 2% for the nine month period ended September 30, 2005, as compared to the same periods last year. Legacy and Service revenue includes incremental revenue from Paradyne’s Service and Narrowband products of $2.3 million for the three and nine months ended September 30, 2005, optical transport revenue increased $1.0 million or 24% for the three months ended September 30, 2005, and increased $12.9 million or 307% for the nine month period ended September 30, 2005, as compared to the same periods last year.

While we anticipate focusing our sales and marketing efforts on our SLMS and Optical Transport product families, revenue from the Legacy and Service product family is expected to continue to represent a significant portion of our total revenue, at least in the near term, given the current trends in service provider capital spending, which tend to focus more on supporting legacy type revenue generating activities rather than investing in newer, more technologically advanced types of products. We expect that over time, the product mix will continue to shift towards next-generation products in SLMS and Optical Transport, with Legacy and Service revenues remaining flat or declining as a percentage of total revenues. However, in any given quarter, revenue from the Legacy and Service product family may fluctuate significantly, due to seasonal and other variations in the purchasing patterns of the major customers of these products.

During the three months ended September 30, 2005, there were no sales to customers representing 10% or more of net revenue. For the nine months ended September 30, 2005, sales to one customer represented 11% of net revenue. For the three and nine months ended September 30, 2004, sales to one customer represented 19% and 15% of net revenue, respectively. No other customer accounted for 10% or more of total revenue in the period. Although our largest customers have varied over time, we anticipate that our results of operations in any given period will continue to depend to a great extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

For the three months ended September 30, 2005, cost of revenue increased $8.2 million to $23.8 million compared to $15.6 million for the same period last year. Total cost of revenue was 59% of revenue for the three months ended September 30, 2005, compared to 58% of revenue for the same period last year. During the three months ended September 30, 2005, several infrequent transactions took place, including a net benefit related to the sale of assets associated with certain product lines, which consisted primarily of inventory, of $2.7 million. This benefit was offset by charges of $1.5 million associated with discontinued Legacy Zhone inventory which resulted from integration efforts related to the Paradyne acquisition, as well as certain pricing discounts given to specific customers during the quarter which had a negative impact to gross profit. These discounts were offered in order to gain strategic customer relationships in certain international regions.

For the nine months ended September 30, 2005, cost of revenue, including stock-based compensation, increased $17.6 million to $57.1 million compared to $39.5 million for the same period last year. Total cost of revenue was 58% and 57% of revenue for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 several infrequent transactions took place, including the sale of non-strategic product lines in the first and third quarter of 2005 which had a net benefit of $2.3 million as well as a benefit recorded in the first quarter of 2005 related to a settlement agreement with a contract manufacturer of $3.1 million. These benefits were offset by the $1.5 million charge for discontinued inventory noted above, a contingent liability charge recorded in the first quarter of 2005 related to certain vendor and customer claims of $1.1 million, as well as certain pricing discounts given to specific customers which had a negative impact to gross profit.

Going forward, we expect that our cost of revenue will vary as a percentage of net revenue depending on the mix and average selling prices of products sold. We anticipate that competitive and economic pressures could cause us to reduce our prices, adjust the carrying values of our inventory, or record inventory charges relating to discontinued products and excess or obsolete inventory.

Research and Product Development Expenses

For the three months ended September 30, 2005, research and product development expenses were $7.4 million compared to $5.7 million for the same period last year. For the nine months ended September 30, 2005, research and product development expenses were $18.8 million compared to $17.3 million for the same period last year. The increase was primarily due to higher employee related expenses, including incentive compensation paid to employees in the third quarter of 2005 as well as a higher employee base resulting from the integration of Paradyne in September 2005.

Sales and Marketing Expenses

For the three months ended September 30, 2005, sales and marketing expenses increased 8% or $0.6 million to $7.4 million compared to $6.8 million for the same period last year. For the nine months ended September 30, 2005, sales and marketing expenses increased 21% or $3.5 million to $20.2 million compared to $16.7 million for the same period last year. The increase was attributable to higher employee-related expenses, including commissions and an increased employee base associated with our revenue growth and the Paradyne acquisition. The increase was also due to higher travel and marketing expenses due to increased participation in various trade shows.

General and Administrative Expenses

For the three months ended September 30, 2005, general and administrative expenses increased 59% or $2.1 million to $5.5 million compared to $3.4 million for the same period last year. For the nine months ended September 30, 2005, general and administrative expenses decreased 6% or $0.5 million to $8.3 million compared to $8.8 million for the same period last year. The $2.1 million increase for the three months ended September 30, 2005 was due to $1.5 million in consulting services incurred in conjunction with the Paradyne integration as well as incentive compensation paid to employees in the current quarter. For the nine months ended September 30, 2005, the decrease was due to a $1.0 million gain from a bad debt recovery in the current year, as well lower legal fees and lower facility lease expenses. The prior year included lease termination charges for excess facilities as well as legal fees incurred related to post-acquisition activities associated with the Tellium merger. These decreases were partially offset by higher employee related expenses to support our growth as well as incentive compensation paid to employees in the current quarter.

Purchased In-Process Research and Development Expense

For the three months ended September 30, 2005, purchased in-process research and development expenses decreased 51% or $1.2 million to $1.2 million compared to $2.4 million for the same period last year. For the three months ended September 30, 2005, we recorded a $1.2 million charge for purchased in-process research and development expenses relating to the Paradyne acquisition. For the three months ended September 30, 2004, we recorded a $2.4 million charge for purchased in-process research and development associated with the Sorrento acquisition in July 2004. These amounts were charged to expense because technological feasibility had not been established and no future alternative uses for the technology existed at the time of acquisition. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. For the nine months ended September 30, 2004, purchased in-process research and development expenses also included a charge of $6.2 million for purchased in-process research and development associated with the acquisition of Gluon assets in the first quarter of 2004.

Stock-Based Compensation Expense

For the three months ended September 30, 2005, stock-based compensation expense was $2.7 million, compared to $0.4 million for the same period last year. For the nine months ended September 30, 2005, stock-based compensation expense was $3.1 million, compared to $1.4 million for the same period last year. The increase in stock based compensation expense primarily resulted from fully vested stock option grants on September 2, 2005, to purchase 1,246,420 shares of common stock issued to former Paradyne key executives that are consultants to the Company. These options were accounted for as non-employee awards under FAS 123 and EITF 00-23. The grant date fair value of these awards was $2.6 million, and was expensed entirely due to the awards being fully vested on the date of grant.

For the three and nine months ended September 30, 2005 and 2004, stock-based compensation expense consisted of (in thousands):

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Amortization of deferred compensation	$132	$365	$436	$1,570
Benefit due to reversal of previously recorded stock-based compensation expense on forfeited shares	(6)	(20)	(20)	(112)
Compensation expense relating to non-employees	2,619	26	2,636	(12)

	$2,745	$371	$3,052	$1,446

Amortization and Impairment of Intangibles

For the three months ended September 30, 2005, amortization and impairment of intangibles was $3.2 million compared to $2.9 million for the same period in the previous year. For the nine months ended September 30, 2005, amortization and impairment of intangibles was $7.7 million compared to $7.3 million for the same period in the previous year. For the three and nine months ended September 30, 2005, amortization of intangibles include amortization of Paradyne intangibles of $1.3 million, offset by prior acquisition related intangibles which have become fully amortized.

Estimated amortization expense related to Paradyne intangibles for the future periods ending December 31 is as follows: 2005 (remainder of year)—$3.9 million, 2006—$10.2 million, 2007—$9.1 million, 2008—$9.1 million, 2009—$9.0 million and 2010 and beyond—$14.2 million.

Other Expense, Net

For the three and nine months ended September 30, 2005 and 2004, other expense, net was comprised as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Interest expense	$(829)	$(1,162)	$(2,512)	$(2,977)
Interest income	321	300	816	1,069
Other	(110)	64	(176)	686

	$(618)	$(798)	$(1,872)	$(1,222)

Interest expense decreased for the three and nine months ended September 30, 2005 as compared to the same period last year due to repayment of debt. Interest income decreased for the nine months ended September 30, 2005 as compared to the same period last year due to lower average cash and short-term investment balances in the current year compared to the same period last year.

Income Tax Provision

During the three and nine months ended September 30, 2005 and 2004, no material provision or benefit for income taxes was recorded due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have recorded a full valuation allowance.

Liquidity and Capital Resources

Historically, we have financed and expect to continue to finance our operations through a combination of our existing cash, cash equivalents and short-term investments, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At September 30, 2005, cash, cash equivalents and short-term investments, all of which are available to fund current operations, were $80.9 million. This amount includes cash and cash equivalents of $64.2 million, as compared to $46.6 million at December 31, 2004. The increase in cash and cash equivalents was attributable to cash provided by investing activities of $41.4 million primarily as a result of the cash acquired in the Paradyne acquisition, offset by cash used in operating activities of $22.1 million and cash used in financing activities of $1.7 million.

Net cash used in operating activities was $22.1 million for the nine months ended September 30, 2005, and consisted of the net loss of $19.7 million before non-cash charges totaling $10.1 million, offset by changes in operating assets and liabilities totaling $12.5 million. The most significant components of the changes in operating assets and liabilities were an increase in inventory of $6.1 million and decrease in accrued liabilities of $10.8 million, offset by an increase in accounts payable of $2.8 million. Net cash provided by investing activities for the nine months ended September 30, 2005 was $41.4 million, and consisted primarily of cash acquired from the Paradyne acquisition of $42.8 million and net proceeds from maturities of short term investments of $1.9 million, offset by the acquisition of a 4-year covenant not to compete agreement entered into with former Paradyne key executives of $2.0 million as well as capital equipment purchases of $1.4 million. Net cash used in financing activities for the nine months ended September 30, 2005, was $1.7 million, which included repayment of debt of $3.7 million offset by proceeds from issuance of common stock of $1.9 million.

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

Our primary source of liquidity comes from our cash and cash equivalents and short-term investments, which totaled $80.9 million at September 30, 2005, and our $35.0 million line of credit agreement, under which $14.5 million was outstanding at September 30, 2005, and an additional $15.5 million was committed as security for obligations under our secured real estate loan facility and other letters of credit. Borrowings under the line of credit agreement bear interest at the financial institution’s prime rate or LIBOR plus 2.9%, at our election, provided that the minimum interest rate is 4%. The interest rate was 6.75% at September 30, 2005. Our short-term investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities at the date of acquisition ranging from 90 days to one year. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and investments will continue to be consumed by operations. In addition, at June 30, 2005, we reclassified approximately $30.8 million of our campus mortgage from long-term to short-term as a result of a balloon payment on the mortgage that is due in April 2006. We are currently evaluating several alternatives to refinance all or a portion of this debt based on our future liquidity needs.

In March 2004, we filed a Form S-3 Registration Statement which allows us to sell, from time to time, up to $100 million of our common stock or other securities. Although we may use this multi-purpose shelf registration to raise additional capital, there can be no certainty as to when or if we may offer any securities under the shelf registration or what the terms of any such offering would be.

Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At September 30, 2005, there was no customer representing 10% or more of our total accounts receivable balance. Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt. We currently intend to fund our operations for the foreseeable future using our existing cash, cash equivalents and short-term investments and liquidity available under our line of credit agreement.

Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments and available credit facilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Contractual Commitments and Off-Balance Sheet Arrangements

At September 30, 2005, our future contractual commitments by fiscal year were as follows (in thousands):

	Total	Remainder of 2005	2006	2007	2008	2009	2010 and After
Operating leases	$29,819	$1,291	$4,674	$4,143	$4,019	$4,019	$11,673
Line of credit	14,500	14,500	—	—	—	—	—
Debt	41,463	620	31,976	8,867	—	—	—
Inventory purchase commitments	652	652	—	—	—	—	—

Total future contractual commitments	$86,434	$17,063	$36,650	$13,010	$4,019	$4,019	$11,673

Operating lease amounts shown above represent off-balance sheet arrangements to the extent that a liability is not already recorded on our balance sheet. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. The total minimum lease payments shown above include projected payments and obligations for leases that the Company is no longer utilizing, some of which relate to excess facilities obtained through the Paradyne acquisition. For debt obligations, the amounts shown above represent the scheduled principal repayments, including $31.2 million in connection with our secured real estate loan which matures in April 2006, but not the associated interest payments which may vary based on changes in market interest rates. At September 30, 2005, the interest rate on our outstanding debt obligations ranged from 6.75% to 8.00%. Inventory purchase commitments represent the amount of excess inventory purchase commitments that have been recorded on our balance sheet at September 30, 2005.

We also had commitments under outstanding letters of credit totaling less than $0.1 million at September 30, 2005. We have recorded restricted cash on our balance sheet equal to the amount outstanding under these letters of credit.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB 25. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value-based method and the recording of such expense in our consolidated statements of operations. We are required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to income statement recognition. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have an adverse impact on our consolidated statements of income and net income per share.

RISK FACTORS

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

We may not achieve the cost savings, revenue enhancements and other benefits we expected from our acquisition of Paradyne, which may have a material adverse effect on our business, financial condition, and results of operations.

We completed our acquisition of Paradyne on September 1, 2005, with the expectation that the merger will result in cost savings, revenue enhancements, manufacturing efficiencies, and other benefits to the combined company. However, the ability to realize these anticipated benefits of the merger will depend, in part, on our ability to integrate the business of Paradyne with the business of Zhone. The integration of two independent companies is a complex, costly and time-consuming process. It is possible that these integration efforts will not be completed as smoothly as planned or that these efforts will divert management attention for an extended period of time. Delays encountered in the integration process could affect customer relationships, manufacturing operations, and other operational efficiencies that could have a material adverse effect on our revenues, expenses, operating results and financial condition.

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

Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition that could adversely affect our stock price. In addition, public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In addition, if the average market capitalization falls below our Company’s carrying value for an extended period of time, this may indicate that the fair value of our net assets is below their carrying value, and may result in recording impairment charges related to our goodwill and other intangible assets. At September 30, 2005 and December 31, 2004, we had goodwill with a carrying value of $238.2 million and $157.2 million, respectively.

We have incurred significant losses to date and expect that we will continue to incur losses in the foreseeable future. If we fail to generate sufficient revenue to achieve or sustain profitability, our stock price could decline.

We have incurred significant losses to date and expect that we will continue to incur losses in the foreseeable future. Our net losses for 2004 and 2003 were $35.6 million and $17.2 million, respectively. Our net loss for the nine months ended September 30, 2005 was $19.7 million, and we had an accumulated deficit of $651.1 million at September 30, 2005. We have not generated positive cash flows from operations since inception, and expect this to continue for the foreseeable future. We have significant fixed expenses and expect that we will continue to incur substantial manufacturing, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the ongoing development of our business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to acquisitions and the integration of new technologies, including our ongoing integration of Paradyne, and other acquisitions that may occur in the future. Further, given the increased costs associated with compliance with the Sarbanes-Oxley Act of 2002, we have incurred and are likely to continue to incur increased expenses related to regulatory and legal compliance. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue to achieve or sustain profitability, we will continue to incur substantial operating losses and our stock price could decline.

We have significant debt obligations, which could adversely affect our business, operating results and financial condition.

As of September 30, 2005, we had approximately $56.0 million of total debt, of which $47.1 million was current and $8.9 million was long-term. Our debt obligations could materially and adversely affect us in a number of ways, including:

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

Although we expect that our Single Line Multi-Service (SLMS) product line will account for a substantial portion of our revenue in the future, to date we have generated a significant portion of our revenue from sales of products from the Legacy and Service product family lines. Our future revenue depends significantly on our ability to successfully develop, enhance and market our SLMS products to the network service provider market. Most network service providers have made substantial investments in their current infrastructure, and they may elect to remain with their current architectures or to adopt new architectures, such as SLMS, in limited stages or over extended periods of time. A decision by a customer to purchase our SLMS products will involve a significant capital investment. We must convince our service provider customers that they will achieve substantial benefits by deploying our products for future upgrades or expansions. We do not know whether a viable market for our SLMS products will develop or be sustainable. If this market does not develop or develops more slowly than we expect, our business, financial condition and results of operations will be seriously harmed.

Our success will depend on the acceptance of new telecommunications services based on DSL technology.

Our future success is substantially dependent upon whether DSL technology continues to gain widespread market acceptance by network service providers and end users of their services. If DSL technology fails to continue to gain widespread acceptance, our revenues and results of operations will be adversely affected. We currently focus our business investment almost exclusively on the broadband access market. We have invested substantial resources in the development of DSL technology, and many of our products are based on DSL technology. Many network service providers continue to evaluate DSL technology and other alternative high-speed data access technologies, but they may not continue to pursue the deployment of DSL technology. Even if network service providers adopt policies favoring full-scale deployment of DSL technology, they may not choose to purchase our DSL product offerings. In addition, we have limited ability to influence or control decisions made by network service providers. Network service providers are continuously evaluating alternative high-speed data access technologies and may, at any time, adopt technologies other than the DSL technologies offered by us.

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

As of September 30, 2005, we had acquired twelve companies or product lines since we were founded in 1999, including our acquisition of Paradyne, which closed on September 1, 2005. Further, we may acquire additional businesses, products or technologies in the future. On an ongoing basis, we may evaluate acquisitions of, or investments in, complementary companies, products or technologies to supplement our internal growth. Also, in the future, we may encounter difficulties identifying and acquiring suitable acquisition candidates on reasonable terms.

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

Many of our products are designed to include software or other intellectual property licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various elements of the technology used to develop these products. We cannot assure you that our existing and future third-party licenses will be available to us on commercially reasonable terms, if at all. Our inability to maintain or obtain any third-party license required to sell or develop our products and product enhancements could require us to obtain substitute technology of lower quality or performance standards, or at greater cost.

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

At September 30, 2005, our executive officers, directors and entities affiliated with them beneficially owned, in the aggregate, approximately 25% of our outstanding common stock. These stockholders, if acting together, will be able to influence substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of our company even if such a transaction would be beneficial to our other stockholders. In addition, provisions of our certificate of incorporation, bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
Cash and cash equivalents	$64,184	$46,604
Short-term investments	16,719	18,612

	$80,903	$65,216

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts, commercial paper, and debt securities of domestic municipalities with credit ratings of AA or better. Cash and cash equivalents and short-term investments are principally held with various domestic financial institutions with high-credit standing. As of September 30, 2005, we had no accounts receivable balance from any customer representing 10% or more of accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We do not use derivative financial instruments in our investment portfolio. We do not hold financial instruments for trading or speculative purposes. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Under our investment policy, short-term investments have a maximum maturity of one year from the date of acquisition, and the average maturity of the portfolio cannot exceed six months. Due to the relatively short maturity of the portfolio, a 10% increase in market interest rates at September 30, 2005 would decrease the fair value of the portfolio by less than $0.1 million.

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

As a result of our acquisitions of Tellium and Paradyne, we became involved in various legal proceedings, claims and litigation, including those identified below, relating to the operations of Tellium and Paradyne prior to our acquisition of these entities.

Tellium Matters

On various dates between approximately December 10, 2002 and February 27, 2003, numerous class action securities complaints were filed against Tellium in the United States District Court for the District of New Jersey. On May 19, 2003, a consolidated amended complaint representing all of the actions was filed. The complaint alleges, among other things, that Tellium and its then-current directors and executive officers, and its underwriters, violated the Securities Act of 1933 by making false and misleading statements or omissions in its registration statement prospectus relating to the securities offered in the initial public offering. The complaint further alleges that these parties violated the Securities Exchange Act of 1934 by acting recklessly or intentionally in making the alleged misstatements and/or omissions in connection with the sale of Tellium stock. The complaint seeks damages in an unspecified amount, including compensatory damages, costs and expenses incurred in connection with the actions and equitable relief as may be permitted by law or equity. On March 31, 2004, the court granted Tellium’s and the underwriters’ motions to dismiss the complaint and allowed the plaintiffs to file a further amended complaint. On May 14, 2004, the plaintiffs filed a second consolidated and amended complaint. On June 25, 2004, Zhone, as Tellium’s successor-in-interest, and the underwriters again moved to dismiss the complaint. On June 30, 2005, the court dismissed with prejudice the plaintiffs’ claims under the Securities Exchange Act of 1934, but denied the motions to dismiss with respect to the plaintiffs’ claims under the Securities Act of 1933. The plaintiffs moved for reconsideration of that portion of the court’s June 30, 2005 decision dismissing their claims under the Securities Exchange Act of 1934. The court recently denied the plaintiffs’ motion for reconsideration.

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

Paradyne Matters

A purported stockholder class action complaint was filed in December 2001 in the United States District Court in the Southern District of New York against Paradyne, Paradyne’s then-current directors and executive officers, and each of the underwriters (the “Underwriter Defendants”) who participated in Paradyne’s initial public offering and follow-on offering (collectively, the “Paradyne Offerings”). The complaint alleges that, in connection with the Paradyne Offerings, the Underwriter Defendants charged excessive commissions, inflated transaction fees not disclosed in the applicable registration statements and allocated shares of the Paradyne Offerings to favored customers in exchange for purported promises by such customers to purchase additional shares in the aftermarket, thereby allegedly inflating the market price for the Paradyne Offerings. The complaint seeks damages in an unspecified amount for the purported class for the losses suffered during the class period. This action has been consolidated with hundreds of other securities class actions commenced against more than 300 companies (collectively, the “Issuer Defendants”) and approximately 40 investment banks in which the plaintiffs make substantially similar allegations as those made against Paradyne with respect to the initial public offerings and/or follow-on offerings at issue in those other cases. All of these actions have been consolidated under the caption In re: Initial Public Offering Securities Litigation (the “IPO Actions”). In 2003, the Issuer Defendants participated in a global settlement among the plaintiffs and the insurance companies that provided directors’ and officers’ insurance coverage to the Issuer Defendants. The settlement agreements provide for the Issuer Defendants (including Paradyne) to be fully released and dismissed from the IPO Actions. Under the terms of the settlement agreements, Paradyne is not required to make any cash payment to the plaintiffs. Although the court preliminarily approved the settlement agreements, the preliminary approval is subject to a future final settlement order, after notice of settlement has been provided to class members and they have been afforded the opportunity to oppose or opt out of the settlement. There can be no assurance that these conditions for final settlement will be satisfied.

In July 2000, Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against Paradyne and approximately 90 other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party, which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. Paradyne purchased this equipment from vendors, whom we believe may have an obligation to indemnify Paradyne in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The entire case was stayed on March 29, 2001, in order to allow an earlier-filed case with common factual and legal issues, referred to as the “Symbol/Cognex” litigation, to proceed. On January 23, 2004, the U.S. District Court for the District of Nevada found, in the Symbol/Cognex case, that the Lemelson patent claims at issue in the case involving Paradyne are invalid, unenforceable, and not infringed. The Symbol/Cognex court entered an amended judgment on May 27, 2004, finding the Lemelson patent claims at issue invalid, unenforceable, and not infringed, after denying Lemelson’s material post-trial motions. Lemelson appealed the amended judgment in the Symbol/Cognex case. On September 9, 2005, the Federal Circuit Court of Appeals affirmed the trial court’s invalidation of the Lemelson patents under the doctrine of prosecution laches.

In January 2004, Paradyne filed suit against Visual Networks, Inc. alleging that Visual’s products and services infringed eleven of Paradyne’s patents. The suit was filed in the United States District Court for the Middle District of Florida (the “Florida Suit”). In February 2004, Visual Networks Operations, Inc., a wholly-owned subsidiary of Visual, filed suit in the United States District Court for the District of Maryland (the “Maryland Suit”) against Paradyne Corporation, a wholly-owned subsidiary of Paradyne Networks, Inc., alleging infringement of three of Visual’s patents. The Florida Suit was dismissed on a procedural ground, and Paradyne asserted the infringement of eleven Paradyne patents by Visual in the Maryland Suit. On October 4, 2005, Visual, Zhone and Paradyne entered into a settlement agreement whereby the parties fully and unconditionally released and discharged each other from any and all claims that were brought or could have been brought in the Maryland Suit, in exchange for a cash payment by Visual to Paradyne.

Other Matters

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

We held a special meeting of stockholders on September 1, 2005. At the meeting, our stockholders voted on the following two proposals and cast their votes as follows:

Proposal 1: To approve the issuance of Zhone common stock pursuant to the Agreement and Plan of Merger, dated as of July 7, 2005, by and among Zhone Technologies, Inc., Parrot Acquisition Corp., a wholly owned subsidiary of Zhone, and Paradyne Networks, Inc.:

For	Against	Abstentions	Not Voted
54,024,331	330,494	74,113	40,231,016

Proposal 2: To grant discretionary authority to adjourn the meeting, if necessary, to solicit additional proxies with respect to Proposal 1.

For	Against	Abstentions	Not Voted
53,239,235	639,349	550,354	40,231,016

Item 5.	Other Information

On November 4, 2005, the Compensation Committee of our Board of Directors increased the base salaries of two of our executive officers, with such adjustments retroactive to September 1, 2005. The new annual base salaries are set forth in the following table:

Name and Position	Annual Base Salary
Morteza Ejabat	$825,000
Chairman, Chief Executive Officer and President
Kirk Misaka	$365,000
Chief Financial Officer, Treasurer and Secretary

Item 6.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of July 7, 2005, by and among Zhone Technologies, Inc., Parrot Acquisition Corp. and Paradyne Networks, Inc. (incorporated by reference to Exhibit 2.1 of Zhone Technologies, Inc.’s Form 8-K filed on July 8, 2005)

10.1	Voting Agreement, dated July 7, 2005, by and among Paradyne Networks, Inc. and each of the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 of Zhone Technologies, Inc.’s Form 8-K filed on July 8, 2005)

10.2	Voting Agreement, dated July 7, 2005, by and among Zhone Technologies, Inc., Parrot Acquisition Corp. and each of the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.2 of Zhone Technologies, Inc.’s Form 8-K filed on July 8, 2005)

10.3	Consulting Agreement, dated July 7, 2005, between Zhone Technologies, Inc. and Sean E. Belanger (incorporated by reference to Exhibit 10.3 of Zhone Technologies, Inc.’s Form 8-K filed on July 8, 2005)

10.4	Consulting Agreement, dated July 7, 2005, between Zhone Technologies, Inc. and Patrick M. Murphy (incorporated by reference to Exhibit 10.4 of Zhone Technologies, Inc.’s Form 8-K filed on July 8, 2005)

10.5	Restrictive Covenant Agreement, dated July 7, 2005, between Zhone Technologies, Inc. and Sean E. Belanger (incorporated by reference to Exhibit 10.5 of Zhone Technologies, Inc.’s Form 8-K filed on July 8, 2005)

10.6	Restrictive Covenant Agreement, dated July 7, 2005, between Zhone Technologies, Inc. and Patrick M. Murphy (incorporated by reference to Exhibit 10.6 of Zhone Technologies, Inc.’s Form 8-K filed on July 8, 2005)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: November 8, 2005	By:	/s/ MORTEZA EJABAT
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

By:	/s/ KIRK MISAKA
Name:	Kirk Misaka
Title:	Chief Financial Officer