Form 10-K
period 2005-12-31
ZHONE TECHNOLOGIES INC
filed 2006-03-10
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.001 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

As of February 15, 2006, there were 148,028,745 shares outstanding of the registrant’s common stock, $0.001 par value. As of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of common stock held by non-affiliates of the registrant was approximately $193,093,216.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

PART I

ITEM 1.    BUSINESS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets, including growth in the service provider market; future growth and revenues from our Single Line Multi-Service (SLMS) products; improvements in the capital spending environment; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified under the heading “Risk Factors” in Item 1A, elsewhere in this report and our other filings with the SEC. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Company Overview

We design, develop and manufacture communications network equipment for telephone companies and cable operators worldwide. We believe that these network service providers can increase their revenues and lower their operating costs by using our products to deliver video and interactive entertainment services in addition to their existing voice and data service offerings, all on a platform that permits a seamless migration from legacy technologies to a converged packet-based architecture. Our Single Line Multi-Service (SLMS) architecture provides cost-efficiency and feature flexibility with support for voice over internet protocol (VoIP) and IP video (IPTV). Within this versatile SLMS architecture, our products allow service providers to deliver all of these converged packet services over their existing copper lines while providing support for fiber build-out. With our products, network service providers can seamlessly migrate from traditional circuit-based networks to packet-based networks and from copper-based access lines to fiber-based access lines without abandoning the investments they have made in their existing infrastructures.

In September 2005, we completed the acquisition of Paradyne Networks, Inc., a leading developer, manufacturer and distributor of broadband network access products, with the expectation that the complementary nature of the technologies, products and distribution channels of both Zhone and Paradyne would enhance the combined company’s ability to be better positioned to service its customers and would result in opportunities to obtain synergies as products are cross-marketed and distributed over broader customer bases. We have completed the substantial majority of our planned information system conversions and integration of Paradyne’s operations, and expect to finalize our remaining integration activities within the next six months. We also completed other smaller acquisitions over the past several years and expect to continue to acquire complementary companies, products, services and technologies in the future. See Note 2 of the consolidated financial statements for additional information related to our acquisitions.

We were incorporated in Delaware under the name Zhone Technologies, Inc. in June 1999, and in November 2003, we consummated our merger with Tellium, Inc. Although Tellium acted as the legal acquirer, due to various factors, including the relative voting rights, board control and senior management composition of the combined company, Zhone was treated as the “acquirer” for accounting purposes. Following the merger, the combined company was renamed Zhone Technologies, Inc. and retained substantially all of Zhone’s previous management and operating structure. The mailing address of our worldwide headquarters is 7001 Oakport Street, Oakland, California 94621, and our telephone number at that location is (510) 777-7000. Our website address is www.zhone.com. The information on our website does not constitute part of this report. Through a link on the

Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge.

Industry Background

Over the past several years, the communications network industry has experienced rapid expansion as the internet and the proliferation of bandwidth intensive applications and services have led to an increased demand for high bandwidth communications networks. The broad adoption of new technologies such as MP3 players, digital cameras and high definition televisions allow music, pictures and high definition video to be a growing part of consumers’ regular exchange of information. All of these new technologies share a common dependency on high bandwidth communication networks. However, network service providers have struggled to meet the increased demand for high speed broadband access due to the constraints of the existing communications network infrastructure. This infrastructure consists of two interconnected networks:

•	the “core” network, which interconnects service providers with each other; and

•	the “access” network, which connects end-users to a service provider’s closest facility.

To address the increased demand for higher transmission speeds via greater bandwidth, service providers expended significant capital to upgrade the core network by replacing much of their copper infrastructure with high-speed optical infrastructure. While the use of fiber optic equipment in the core network has relieved the bandwidth capacity constraints in the core network between service providers, the access network continues to be a “bottleneck” that severely limits the transmission speed between service providers and end-users. As a result, communications in the core network can travel up to 10 gigabytes per second, while in stark contrast, the majority of communications over the access network occurs at a mere 56 kilobytes per second, a speed that is 175,000 times slower. At 56 kilobytes per second, it may take several minutes to access even a modestly media laden website and several hours to download large files. Fiber access lines have the potential to remedy this disparity, but re-wiring every home or business with fiber optic cable is both cost prohibitive and extremely time consuming. Consequently, solving the access network bottleneck requires more efficient use of the existing copper wire infrastructure and support for the gradual migration from copper to fiber.

In an attempt to deliver high bandwidth services over existing copper wire in the access network, service providers began deploying digital subscriber line (DSL) technology over a decade ago. However, this early DSL technology has practical limitations. Copper is a distance sensitive medium in that the amount of bandwidth available over a copper wire is inversely proportional to the length of the copper wire. In other words, the greater the distance between the service provider’s equipment and the customer’s premises, the lower the bandwidth. Unfortunately, most DSL services available today are provided by first generation DSL access multiplexer (DSLAM) equipment. These large unwieldy devices require conditioned power and a climate controlled environment typically found only in a telephone company’s central office, which is often at great distance from the customer. While adequate for basic data services, these first generation DSLAMs were not designed to meet the needs of today’s high bandwidth applications. The modest bandwidth provided by existing DSLAM equipment is often incapable of delivering even a single channel of standard definition video, much less multiple channels of standard definition video or high definition video.

More recently, regulatory changes have introduced new competitors in the telecommunication services industry. Cable operators, with extensive networks designed originally to provide only video programming, have collaborated to adopt new packet technologies that leverage their coaxial cable infrastructure. Using more recent technologies, cable operators have begun to cost-effectively deliver new service bundles. The new service offerings provide not only enhanced features and capabilities, but also allow the cable operators to deliver these services over a common network. The resulting cost-efficiencies realized by cable operators are difficult for incumbent telephone companies to match. Even with the telephone companies’ legacy voice switches fully paid for, maintaining separate networks for their circuit-based voice and packet-based video and data networks is operationally non-competitive. Perhaps even more important than economic efficiencies, by integrating these services over a common packet infrastructure, cable operators will realize levels of integration between applications and new features that will be difficult to achieve from a multi-platform solution. Despite these benefits, coaxial cable has its own share of limitations. Unlike DSL, coaxial cable shares its bandwidth among all customers connected to it. Consequently, as new customers are added to coaxial cable networks, performance decreases. As a shared medium, large numbers of subscribers who simultaneously access the same segment of the coaxial cable network can potentially compromise performance and security.

This increased competition has placed significant pressure on all network service providers. With significant service revenues at risk, these service providers have started to make investments to upgrade their networks and broaden their service offerings. In response to these competitive pressures, existing service providers have commenced a search for ways to modernize their legacy networks, to enable delivery of additional high bandwidth, high margin services, and to lower the cost of delivering these services.

The Zhone Solution

We believe that we are the first company dedicated solely to developing the full spectrum of next-generation access network solutions to cost-effectively deliver high bandwidth services while simultaneously preserving the investment in today’s networks. Our next-generation solutions are based upon our Single Line Multi Service, or SLMS, architecture. From its inception, this SLMS architecture was specifically designed for the delivery of multiple classes of subscriber services (such as voice, data and video distribution), rather than being based on a particular protocol or media. In other words, our SLMS products are built to support the migration from legacy circuit to packet technologies and from copper to fiber technologies. This flexibility and versatility allows our products to adapt to future technologies while allowing service providers to focus on the delivery of additional high bandwidth services. Because this SLMS architecture is designed to interoperate with existing legacy equipment, service providers can leverage their existing networks to deliver a combination of voice, data and video services today, while they migrate, either simultaneously or at a future date, from legacy equipment to next-generation equipment with minimal interruption. We believe that our SLMS solution provides an evolutionary path for service providers from their existing infrastructures, as well as gives newer service providers the capability to deploy cost-effective, multi-service networks that can support voice, data and video.

Triple Play Services with Converged Voice, Data and Video – SLMS simplifies the access network by consolidating new and existing services onto a single line. This convergence of services and networks simplifies provisioning and operations, ensures quality of service and reliability, and reduces the time required to provide services. SLMS combines access, transport and customer premises equipment, and management functions in a standards-based system that provides scalability, interoperability and functionality for integrated voice, data and video services.

Packet Migration – SLMS is a flexible multi-service architecture that provides current services while simultaneously supporting migration to a pure packet network. This flexibility allows service providers to cost-effectively provide carrier class performance, and functionality for current and future services without interrupting existing services or abandoning existing subscribers. SLMS also protects the value of the investments made by residential and commercial subscribers in equipment, inside wiring and applications, thereby minimizing transition impact and subscriber attrition.

Ethernet Service Delivery – We offer a complete array of equipment that allows carriers to deliver ethernet services over copper or fiber. For business subscribers, our ethernet over copper product family allows carriers to quickly deliver ethernet services over existing copper SHDSL or T1/E1 circuits. Multiple circuits can be bonded to provide over 70Mbps, enough to deliver ample ethernet bandwidth to satisfy business subscribers’ growing service requirements. This copper-based solution provides a compelling alternative to burying fiber and dedicating valuable fiber strands to long-haul ethernet. For metropolitan areas where fiber is more prevalent, our GigaMux products are used to expand bandwidth of existing fiber lines and to provide long reach, high bandwidth ethernet services to mid-sized and large enterprises.

Optical Transport – Our optical transport products provide flexible low-cost, additional capacity over existing fiber with efficient multi-service transport. This technology provides for important revenue generating services including gigabit ethernet business services, video distribution, video-on-demand and storage area network solutions.

The Zhone Strategy

Our strategy is to combine internal development with acquisitions of established access equipment vendors to achieve the critical mass required of telecommunications equipment providers. Key elements of our strategy include:

•	Expand Our Infrastructure to Meet Service Provider Needs. Network service providers require extensive support and tight integration with manufacturers to deliver reliable, innovative and cost-effective services. By combining advanced, computer-aided design, test and manufacturing systems with experienced, customer-focused management and technical staff, we believe that we have established the critical mass required to fully support global service provider requirements. We continue to expand our infrastructure through ongoing development and acquisitions, continuously improving quality, reducing costs and accelerating delivery of advanced solutions.

•	Continue the Advancement and Introduction of Our SLMS Products. Our SLMS architecture is the cornerstone of our product development strategy. The design criteria for SLMS products include carrier-class reliability, multi-protocol and multi-service support, and ease of provisioning. We intend to continue to introduce SLMS products that offer the configurations and feature sets that our customers require. In addition, we have introduced products that adhere to the standards, protocols and interfaces dictated by international standards bodies and service providers. To facilitate the rapid development of our SLMS architecture and products, we have established engineering teams responsible for each critical aspect of the architecture and products. We intend to continue to leverage our expertise in voice, data and video technologies to enhance our SLMS architecture, supporting new services, protocols and technologies as they emerge. To further this objective, we intend to continue investing in research and development efforts to extend the SLMS architecture and introduce new SLMS products.

•	Deliver Full Customer Solutions. In addition to delivering hardware and software product solutions, we provide customers with pre-sales and post-sales support, education and professional services to enable our customers to more efficiently deploy and manage their networks. We provide customers with application notes, business planning information, web-based and phone-based troubleshooting assistance and installation guides. Our support programs provide a comprehensive portfolio of support tools and resources that enable our customers to effectively sell to, support and expand their subscriber base using our products and solutions.

•	Pursue Strategic Relationships and Acquisitions. We have grown through a combination of strategic hiring and the acquisition of companies with relevant technologies and skilled personnel. Our senior management has extensive experience in identifying, executing and integrating strategic acquisitions, both at Zhone and at previous companies. We intend to pursue additional strategic relationships and acquisitions with companies that have innovative technologies and products, highly skilled personnel, market presence, and customer relationships and distribution channels that complement our strategy. We also intend to enhance our product offerings and accelerate our time-to-market by using third-party technology licenses, distribution partnerships and manufacturing relationships.

Product Portfolio

Our products provide the framework around which we are designing and developing high speed communications software and equipment for the access network. All of the products listed below are currently available and shipping. Our products span three distinct categories:

SLMS Products

Our SLMS products address three areas of customer requirements. The Zhone Management System, or ZMS, product provides the software tools necessary to manage all of the component hardware as well as subscribers and services in the network. ZMS is capable of interfacing with existing management systems equipment already deployed in service providers’ networks. Our Broadband Aggregation and Service products aggregate, concentrate and optimize communications traffic from copper and fiber networks. These products are deployed in central offices, remote offices, points of presence, curbsides, data and co-location centers, and large enterprises. Our Customer Premise Equipment, or CPE, products offer a cost-effective solution for combining analog voice and data services to the subscriber’s premises over a single platform. These products deliver voice, data and video interface connectivity for broadcast and subscription television, internet routers and traditional telephony equipment.

Our SLMS products include:

Category	Product	Function
Network and Subscriber Management	ZMS	Zhone Management System
Broadband Aggregation and Service	MALC	Multi-Access Line Concentrator
	Raptor	Scalable DSLAM
	FiberSLAM	FTTP Optical Line Terminal
	Network Extender	Ethernet Over Copper
	8000 / 12000	DSLAMs
Customer Premise Equipment (CPE)	62xx	Wireline/Wireless DSL Modems
63xx

Optical Products

New business models are emerging as coarse wavelength division multiplexer (CWDM) and dense wavelength division multiplexer (DWDM) transport enables economical support for non-linear, interactive, content-based services, including gigabit ethernet transport, video distribution, video-on-demand, storage area networks (SAN), and edge aggregation. As a result, the access network is becoming much more responsive, combining multi-service flexibility, low cost, and bandwidth scalability—smarter, cheaper, and faster—to deliver a competitive advantage. Our GigaMux CWDM/DWDM optical transport solutions enable the responsive network today, with over 3,000 nodes deployed by leading service providers around the globe.

Our optical transport products include:

Product	Function
GigaMux 6400	Full Featured DWDM Product
GigaMux 3200/1600	Modular CWDM / DWDM Product
GigaMux 50	Low-Cost Point-to-Point CWDM Access

Legacy Products

Our legacy products support a variety of voice and data services, and are broadly deployed by service providers worldwide. Our legacy products include:

Product	Function
Access Node	Access Concentrator
IMACS	Multi-Access Multiplexer
iMarc	Intelligent Demarcation Products

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

Technology

We believe that our future success is built upon our investment in the development and acquisition of advanced technologies. SLMS is based on a number of technologies that provide sustainable advantages, including the following:

•	Services-Centric Architecture. SLMS has been designed from inception for the delivery of multiple classes of subscriber services (such as voice, data or video distribution), rather than being based on a particular protocol or media. Our SLMS products are built to interoperate in networks supporting packet, cell and circuit technologies. This independence between services and the underlying transportation is designed to position our products to be able to adapt to future transportation technologies within established architectures and to allow our customers to focus on service delivery.

•	Common Code Base. Our SLMS products share a common base of software code, which is designed to accelerate development, improve software quality, enable rapid deployment, and minimize training and operations costs, in conjunction with network management software.

•	Network Management and Operations. Our ZMS product provides management capabilities that enable rapid, cost-effective, and secure control of the network; standards-based interfaces for seamless integration with supporting systems; hierarchical service and subscriber profiles to allow rapid service definition and provisioning, and to enable wholesaling of services; automated and intelligent CPE provisioning to provide the best end-user experience and accelerate service turn-up; load-balancing for scalability; and full security features to ensure reliability and controlled access to systems and data.

•	Test Methodologies. Our SLMS architecture provides for interoperability testing and certification with a variety of products that reside in networks in which we will deploy our products. We have built a testing facility to conduct extensive interoperability trials with equipment from other vendors and to ensure full performance under all network conditions. We have completed the Telcordia OSMINE services process for ZMS and for several of our other products. The successful completion of these processes is required by our largest customers to ensure interoperability with their existing software and systems.

•	Acquired Technologies. We recognize the need to acquire complementary technologies to augment engineering resources when necessary to respond rapidly to service providers’ needs. Since our inception, we have completed twelve acquisitions pursuant to which we acquired products, technology and additional technical expertise. See Note 2 to our consolidated financial statements for detailed information regarding acquisitions.

Customers

We sell our products and services to network service providers that offer voice, data and video services to businesses, governments, utilities and residential consumers. Our global customer base includes regional, national and international telecommunications carriers, as well as leading cable service providers. To date, our products are deployed by over 600 network service providers on six continents worldwide, including two of the top three cable operators in North America. One customer accounted for 15% of our revenue in 2004. No other customers accounted for 10% or more of total revenue in 2004 or 2005.

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

We conduct the majority of our research and product development activities at our Oakland, California campus. In Oakland, we have built an extensive communications laboratory with hundreds of access infrastructure products from multiple vendors that serves as an interoperability and test facility. This facility allows us to emulate a communications network with serving capacity equivalent to that supporting a city of 350,000 residents. We also have focused engineering staff and activities at additional development centers located in Alpharetta, Georgia, Largo, Florida and Portsmouth, New Hampshire.

Our product development activities focus on products to support both existing and emerging technologies in the segments of the communications industry that we consider viable revenue opportunities. We are actively engaged in continuing to refine our SLMS architecture, introducing new products under our SLMS architecture, and creating additional interfaces and protocols for both domestic and international markets.

We continue our commitment to invest in leading edge technology research and development. Our research and product development expenditures were $26.8 million, $23.2 million and $22.5 million in 2005, 2004 and 2003, respectively. All of our expenditures for research and product development costs, as well as stock-based compensation expense relating to research and product development of $0.2 million, $0.6 million and $0.7 million for 2005, 2004 and 2003, respectively, have been expensed as incurred. In addition, we also charged to expense purchased in-process research and development relating to acquisitions of $1.2 million and $8.6 million in 2005 and 2004, respectively. We plan to continue to support the development of new products and features, while seeking to carefully manage associated costs through expense controls.

Intellectual Property

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks and trade secret laws. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a number of patents and trademarks in the United States and in other countries. There can be no assurance, however, that these rights can be successfully enforced against competitive products in every jurisdiction. Although we believe the protection afforded by our patents, copyrights, trademarks and trade secrets has value, the rapidly changing technology in the networking industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on the protection afforded by patent, copyright, trademark, and trade secret laws.

Many of our products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based upon past experience and standard industry practice, that such licenses generally could be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all. Our inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, operating results and financial condition.

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

Our marketing team works closely with our sales, research and product development organizations, and our customers by providing communications that keep the market current on our products and features. Marketing also identifies and sizes new target markets for our products, creates awareness of our company and products, generates contacts and leads within these targeted markets and performs outbound education and public relations.

Backlog

Our backlog consists of purchase orders for products and services that we expect to ship or perform within the next year. At December 31, 2005, our backlog was $20.1 million, as compared to $8.0 million at December 31, 2004. We consider backlog to be an indicator, but not the sole predictor, of future sales because our customers may cancel or defer orders without penalty.

Competition

We compete in the communications equipment market, providing products and services for the delivery of voice, data and video services. This market is characterized by rapid change, converging technologies and a migration to solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors, including Alcatel, Calix, Ciena, Huawei, Lucent, Occam and Tellabs, among others. In addition, a number of companies have introduced products that address the same network needs that our products address, both domestically and abroad. The overall number of our competitors may increase, and the identity and composition of competitors may change. As we continue to expand our sales globally, we may see new competition in different geographic regions. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. Many of our competitors have greater financial, technical, sales and marketing resources than we do.

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

Manufacturing

We have historically employed an outsourced manufacturing strategy that relied on contract manufacturers for manufacturing services. Since the acquisition of Paradyne Networks, Inc. in September 2005, we have begun to manufacture a portion of our products at our manufacturing facility in Florida. We intend to continue to utilize contract manufacturers to provide manufacturing services for certain products and assemblies. The contract manufacturers will provide the full scope of services required in the manufacturing process, including material procurement and handling, printed circuit board assembly and mechanical board assembly for the products manufactured by them on our behalf.

We design, specify and monitor all of the tests that are required to meet our internal and external quality standards. Our manufacturing engineers work closely with our design engineers to ensure manufacturability and feasibility of our products and to ensure that manufacturing and testing processes evolve as our technologies evolve. Additionally, our manufacturing engineers interface with our contract manufacturers to ensure that outsourced manufacturing processes and products will integrate easily and cost-effectively with our in-house manufacturing systems. We also configure, package and ship products from our facilities after a series of inspections, reliability tests and quality control measures. Our manufacturing engineers design and build all of our testing stations, establish quality standards and protocols, and develop comprehensive test procedures to assure the reliability and quality of our products. We are ISO-9001 certified which is based upon our model for quality assurance in design, development, production, installation and service processes meeting rigorous quality standards.

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

Environmental Matters

Our operations and manufacturing processes are subject to federal, state, local and foreign environmental protection laws and regulations. These laws and regulations relate to the use, handling, storage, discharge and disposal of certain hazardous materials and wastes, the pre-treatment and discharge of process waste waters and the control of process air pollutants.

Employees

As of December 31, 2005, we employed approximately 520 individuals worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Executive Officers

Set forth below is information concerning our current executive officers and their ages as of February 15, 2006.

Name	Age	Position
Morteza Ejabat	55	Chief Executive Officer, President and Chairman of the Board of Directors
Kirk Misaka	47	Chief Financial Officer, Corporate Treasurer and Secretary
Jeanette Symons	43	Chief Technology Officer

Morteza Ejabat is a co-founder of Zhone and has served as Chairman of the Board of Directors, President and Chief Executive Officer since June 1999. Prior to co-founding Zhone, from June 1995 to June 1999, Mr. Ejabat was President and Chief Executive Officer of Ascend Communications, Inc., a provider of telecommunications equipment which was acquired by Lucent Technologies, Inc. in June 1999. Previously, Mr. Ejabat held various senior management positions with Ascend from September 1990 to June 1995, most recently as Executive Vice President and Vice President, Operations. Mr. Ejabat holds a B.S. in Industrial Engineering and an M.S. in Systems Engineering from California State University at Northridge and an M.B.A. from Pepperdine University.

Kirk Misaka has served as Zhone’s Corporate Treasurer since November 2000 and as Chief Financial Officer and Secretary since July 2003. Prior to joining Zhone, Mr. Misaka was a Certified Public Accountant with KPMG LLP from 1980 to 2000, becoming a partner in 1989. Mr. Misaka earned a B.S. and an M.S. in Accounting from the University of Utah, and an M.S. in Tax from Golden Gate University.

Jeanette Symons is a co-founder of Zhone and has served as our Chief Technology Officer since June 1999. From June 1999 to August 2005, Ms. Symons also served as our Vice President, Engineering. Since September 2005, Ms. Symons has also served as a director, and the Chief Executive Officer and President of Imbee, Inc. Prior to co-founding Zhone, Ms. Symons was Chief Technology Officer and Executive Vice President of Ascend Communications, Inc., which Ms. Symons co-founded, from January 1989 to June 1999. Before co-founding Ascend, Ms. Symons was a software engineer at Hayes Microcomputer, a modem manufacturer, where she developed and managed its ISDN program. Ms. Symons holds a B.S. in Systems Engineering from the University of California at Los Angeles.

ITEM 1A.    RISK FACTORS

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

We may not achieve the cost savings, revenue enhancements and other benefits we expected from our acquisition of Paradyne, which may have a material adverse effect on our business, financial condition and results of operations.

We completed our acquisition of Paradyne on September 1, 2005, with the expectation that the merger will result in cost savings, revenue enhancements, manufacturing efficiencies, and other benefits to the combined company. However, the ability to realize these anticipated benefits of the merger will depend, in part, on our ability to integrate the business of Paradyne with the business of Zhone. The integration of two independent companies is a complex, costly and time-consuming process. It is possible that these integration efforts will not be completed as smoothly as planned or that these efforts will divert management attention for an extended period of time. Delays encountered in the integration process could affect customer relationships, manufacturing operations and other operational efficiencies that could have a material adverse effect on our revenues, expenses, operating results and financial condition.

We have incurred significant losses to date and expect that we will continue to incur losses in the foreseeable future. If we fail to generate sufficient revenue to achieve or sustain profitability, our stock price could decline.

We have incurred significant losses to date and expect that we will continue to incur losses in the foreseeable future. Our net losses for 2005 and 2004 were $126.9 million and $35.6 million, respectively, and we had an accumulated deficit of $758.3 million at December 31, 2005. We have significant fixed expenses and expect that we will continue to incur substantial manufacturing, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the ongoing development of our business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to acquisitions and the integration of new technologies, including our ongoing integration of Paradyne, and other acquisitions that may occur in the future. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue to achieve or sustain profitability, we will continue to incur substantial operating losses and our stock price could decline.

We have significant debt obligations, which could adversely affect our business, operating results and financial condition.

As of December 31, 2005, we had approximately $44.3 million of total debt, of which $15.7 million was current and $28.6 million was long-term. Our debt obligations could materially and adversely affect us in a number of ways, including:

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

We cannot assure you that we will be able to generate sufficient cash flow in amounts sufficient to enable us to service our debt or to meet our working capital and capital expenditure requirements. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, due to borrowing base restrictions or otherwise, we may be required to sell assets, reduce capital expenditures or obtain additional financing. We cannot assure you that we will be able to engage in any of these actions on reasonable terms, if at all.

If we are unable to obtain additional capital to fund our existing and future operations, we may be required to reduce the scope of our planned product development, and marketing and sales efforts, which would harm our business, financial condition and results of operations.

The development and marketing of new products, and the expansion of our direct sales operations and associated support personnel requires a significant commitment of resources. We may continue to incur significant operating losses or expend significant amounts of capital if:

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

Although we expect that our SLMS product line will account for a substantial portion of our revenue in the future, to date we have generated a significant portion of our revenue from sales of products from the Legacy and Service product family. Our future revenue depends significantly on our ability to successfully develop, enhance and market our SLMS products to the network service provider market. Most network service providers have made substantial investments in their current infrastructure, and they may elect to remain with their current architectures or to adopt new architectures, such as SLMS, in limited stages or over extended periods of time. A decision by a customer to purchase our SLMS products will involve a significant capital investment. We must convince our service provider customers that they will achieve substantial benefits by deploying our products for future upgrades or expansions. We do not know whether a viable market for our SLMS products will develop or be sustainable. If this market does not develop or develops more slowly than we expect, our business, financial condition and results of operations will be seriously harmed.

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

Occasionally, we may experience a supply shortage, or a delay in receiving, certain component parts as a result of strong demand for the component parts and/or capacity constraints or other problems experienced by suppliers. If shortages or delays persist, the price of these components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed. Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease.

We rely on contract manufacturers for a significant portion of our manufacturing requirements.

We rely on contract manufacturers to perform a portion of the manufacturing operations for our products. These contract manufacturers build product for other companies, including our competitors. In addition, we do not have contracts in place with some of these providers and may not be able to effectively manage those relationships. We cannot be certain that our contract manufacturers will be able to fill our orders in a timely manner. We face a number of risks associated with this dependence on contract manufacturers including reduced control over delivery schedules, the potential lack of adequate capacity during periods of excess demand, poor manufacturing yields and high costs, quality assurance, increases in prices, and the potential misappropriation of our intellectual property. We have experienced in the past, and may experience in the future, problems with our contract manufacturers, such as inferior quality, insufficient quantities and late delivery of products.

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

Industry and economic conditions have weakened the financial position of some of our customers. To sell to some of these customers, we may be required to assume incremental risks of uncollectible accounts. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves, it is possible that we may have to defer revenue until cash is collected or write down or write off uncollectible accounts. Such write-downs or write-offs, if large, could have a material adverse effect on our operating results and financial condition.

The market we serve is highly competitive and we may not be able to compete successfully.

Competition in the communications equipment market is intense. This market is characterized by rapid change, converging technologies and a migration to networking solutions that offer superior advantages. We are aware of many companies in related markets that address particular aspects of the features and functions that our products provide. Currently, our primary competitors include Alcatel, Calix, Ciena, Huawei, Lucent and Tellabs, among others. We also may face competition from other large communications equipment companies or other companies that may enter our market in the future. In addition, a number of companies have introduced products that address the same network needs that our products address, both domestically and abroad. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical, sales and marketing resources than we do and may be able to undertake more extensive marketing efforts, adopt more aggressive pricing policies and provide more customer financing than we can. In particular, we are encountering price-focused competitors from Asia, especially China, which places pressure on us to reduce our prices. If our competitors offer deep discounts on certain products, we may need to lower prices or offer other favorable terms in order to compete successfully. Moreover, our competitors may foresee the course of market developments more accurately than we do and could develop new technologies that render our products less valuable or obsolete.

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

Our future success depends upon the continued services of our executive officers and our ability to identify, attract and retain highly skilled technical, managerial, sales and marketing personnel who have critical industry experience and relationships that we rely on to build our business, including Morteza Ejabat, our co-founder, Chairman, President and Chief Executive Officer, Kirk Misaka, our Chief Financial Officer, and Jeanette Symons, our co-founder and Chief Technology Officer. The loss of the services of any of our key employees, including Mr. Ejabat, Mr. Misaka and Ms. Symons, could delay the development and production of our products and negatively impact our ability to maintain customer relationships, which would harm our business, financial condition and results of operations.

Acquisitions are an important part of our strategy, and any strategic acquisitions or investments we make could disrupt our operations and harm our operating results.

As of December 31, 2005, we had acquired twelve companies or product lines since we were founded in 1999, including our acquisition of Paradyne, which closed on September 1, 2005. Further, we may acquire additional businesses, products or technologies in the future. On an ongoing basis, we may evaluate acquisitions of, or investments in, complementary companies, products or technologies to supplement our internal growth. Also, in the future, we may encounter difficulties identifying and acquiring suitable acquisition candidates on reasonable terms.

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

We have been, and may continue to be, adversely affected by unfavorable economic and market conditions, and geopolitical uncertainties.

Economic conditions worldwide have contributed to slowdowns in the communications industry and may impact our business. Our customers and potential customers continue to experience a severe economic slowdown that has led to significant decreases in their revenues. For most of the last decade, the markets for our equipment have been influenced by the entry into the communications services business of a substantial number of new companies. In the United States, this was due largely to changes in the regulatory environment, in particular those brought about by the Telecommunications Act of 1996. These new companies raised significant amounts of capital, much of which they invested in new equipment, causing acceleration in the growth of the markets for communications equipment. More recently, there has been a reversal of this trend, including the failure of a large number of the new entrants and a sharp contraction of the availability of capital to the industry. This industry trend has been compounded by the weakness in the United States economy as well as the economies in virtually all of the countries in which we market our products. In addition, the continuing turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, particularly the continuing tension in and surrounding Iraq, may continue to adversely affect global economic conditions. If the economic and market conditions in the United States and the rest of the world do not improve, or if they deteriorate, we may experience material adverse impacts on our business, operating results and financial condition.

Sales to communications service providers are especially volatile, and weakness in sales orders from this industry may harm our operating results and financial condition.

Sales activity in the service provider industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent to which service providers are affected by regulatory, economic and business conditions in the country of operations. Although some service providers may be increasing capital expenditures over the depressed levels that have prevailed over the last few years, weakness in orders from this industry could have a material adverse effect on our business, operating results and financial condition. Slowdowns in the general economy, overcapacity, changes in the service provider market, regulatory developments and constraints on capital availability have had a material adverse effect on many of our service provider customers, with many of these customers going out of business or substantially reducing their expansion plans. These conditions have materially harmed our business and operating results, and we expect that some or all of these conditions may continue for the foreseeable future. Finally, service provider customers typically have longer implementation cycles; require a broader range of service including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

Decreased effectiveness of share-based compensation could adversely affect our ability to attract and retain employees.

We have historically used stock options as a key component of our employee compensation program in order to align the interests of our employees with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. In recent periods, some of our employee stock options have had exercise prices in excess of our stock price, which reduces their value to employees and could affect our ability to retain present, or attract prospective employees. In addition, in accordance with Financial Accounting Standards Board Statement 123R, “Share-Based Payment,” we will begin recording charges to earnings for share-based payments in the first quarter of fiscal 2006. As a result, we will incur increased compensation costs associated with our share-based compensation programs. Moreover, difficulties relating to obtaining stockholder approval of equity compensation plans could make it harder or more expensive for us to grant share-based payments to employees in the future.

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

Compliance or the failure to comply with current and future environmental regulations could cause us significant expense.

We are subject to a variety of federal, state, local and foreign environmental regulations. If we fail to comply with any present and future regulations, we could be subject to future liabilities, the suspension of production or a prohibition on the sale of our products. In addition, such regulations could require us to incur other significant expenses to comply with environmental regulations, including expenses associated with the redesign of any non-compliant product. From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. For example, in 2003 the European Union enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE), for implementation in European Union member states. RoHS and WEEE regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from certain of our products. We are aware of similar legislation that is currently in force or is being considered in the United States, as well as other countries, such as Japan and China. RoHS and WEEE are in the process of being implemented by individual countries in the European Union. Because it is likely that each jurisdiction will interpret RoHS and WEEE differently, individual jurisdictions may impose different or additional responsibilities upon us. Our failure to comply with any of such regulatory requirements or contractual obligations could result in our being liable for costs, fines, penalties and third-party claims, and could jeopardize our ability to conduct business in countries in the jurisdictions where these regulations apply.

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

We generally rely on a combination of copyrights, patents, trademarks and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our technology is difficult, and we do not know whether the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as extensively as in the United States. While we are not dependent on any individual patents, if we are unable to protect our proprietary rights, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time and effort required to create the innovative products.

We may be subject to intellectual property infringement claims that are costly and time consuming to defend and could limit our ability to use some technologies in the future.

Third parties have in the past and may in the future assert claims or initiate litigation related to patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to us. The asserted claims or initiated litigation can include claims against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products, or components of those products. We have received correspondence from Lucent and other companies claiming that many of our products are using technology covered by or related to the intellectual property rights of these companies and inviting us to discuss licensing arrangements for the use of the technology. Regardless of the merit of these claims, intellectual property litigation can be time consuming and result in costly litigation and diversion of technical and management personnel. Any such litigation could force us to stop selling, incorporating or using our products that include the challenged intellectual property, or redesign those products that use the technology. In addition, if a party accuses us of infringing upon its proprietary rights, we may have to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all. If we are unsuccessful in any such litigation, we could be subject to significant liability for damages and loss of our proprietary rights. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

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

At February 15, 2006, our executive officers, directors and entities affiliated with them beneficially owned, in the aggregate, approximately 26% of our outstanding common stock. These stockholders, if acting together, will be able to influence substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of our company even if such a transaction would be beneficial to our other stockholders. In addition, provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

Our business and operations are especially subject to the risks of earthquakes and other natural catastrophic events.

Our corporate headquarters, including a significant portion of our research and development operations, are located in Northern California, a region known for seismic activity. Additionally, some of our facilities, including one of our manufacturing facilities, are located near geographic areas that have experienced hurricanes in the past. A significant natural disaster, such as an earthquake, fire, flood or other catastrophic event, could severely affect our ability to conduct normal business operations, and as a result, our future operating results could be materially and adversely affected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

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

In addition to our Oakland campus, we also lease facilities for manufacturing, research and development purposes at locations including Largo, Florida, Alpharetta, Georgia, Portsmouth, New Hampshire and Westlake Village, California. We also maintain smaller offices to provide sales and customer support at various domestic and international locations. We believe that our existing facilities are suitable and adequate for our present purposes.

ITEM 3.    LEGAL PROCEEDINGS

As a result of our acquisitions of Tellium and Paradyne, we became involved in various legal proceedings, claims and litigation, including those identified below, relating to the operations of Tellium and Paradyne prior to our acquisition of these entities.

Tellium Matters

On various dates between approximately December 10, 2002 and February 27, 2003, numerous class action securities complaints were filed against Tellium in the United States District Court for the District of New Jersey. On May 19, 2003, a consolidated amended complaint representing all of the actions was filed. The complaint alleges, among other things, that Tellium and its then-current directors and executive officers, and its underwriters, violated the Securities Act of 1933 by making false and misleading statements or omissions in its registration statement prospectus relating to the securities offered in the initial public offering. The complaint further alleges that these parties violated the Securities Exchange Act of 1934 by acting recklessly or intentionally in making the alleged misstatements and/or omissions in connection with the sale of Tellium stock. The complaint seeks damages in an unspecified amount, including compensatory damages, costs and expenses incurred in connection with the actions and equitable relief as may be permitted by law or equity. On March 31, 2004, the court granted Tellium’s and the underwriters’ motions to dismiss the complaint and allowed the plaintiffs to file a further amended complaint. On May 14, 2004, the plaintiffs filed a second consolidated and amended complaint. On June 25, 2004, Zhone, as Tellium’s successor-in-interest, and the underwriters again moved to dismiss the complaint. On June 30, 2005, the court dismissed with prejudice the plaintiffs’ claims under the Securities Exchange Act of 1934, but denied the motions to dismiss with respect to the plaintiffs’ claims under the Securities Act of 1933. The plaintiffs moved for reconsideration of that portion of the court’s June 30, 2005 decision dismissing their claims under the Securities Exchange Act of 1934. On August 26, 2005, the court denied the plaintiffs’ motion for reconsideration.

The Denver, Colorado regional office of the SEC is conducting two investigations titled In the Matter of Qwest Communications International Inc. and In the Matter of Issuers Related to Qwest. The first of these investigations does not appear to involve any allegation of wrongful conduct on the part of Tellium. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including Tellium. Zhone, as Tellium’s successor-in-interest, has not had any substantive communications with the SEC regarding the investigation since 2003.

In addition, the United States Attorney in Denver is conducting an investigation involving Qwest, including Qwest’s relationships with certain of its vendors, including Tellium. In connection with that investigation, the U.S. Attorney has sought documents and information from Tellium and has sought interviews and/or grand jury testimony from persons associated or formerly associated with Tellium, including certain of its officers. The U.S. Attorney has indicated that neither Tellium nor any of our current or former officers or employees is a target of the investigation.

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

In July 2000, Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against Paradyne and approximately 90 other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party, which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. Paradyne purchased this equipment from vendors, whom we believe may have an obligation to indemnify Paradyne in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The entire case was stayed on March 29, 2001, in order to allow an earlier-filed case with common factual and legal issues, referred to as the “Symbol/Cognex” litigation, to proceed. On January 23, 2004, the U.S. District Court for the District of Nevada found, in the Symbol/Cognex case, that the Lemelson patent claims at issue in the case involving Paradyne are invalid, unenforceable, and not infringed. The Symbol/Cognex court entered an amended judgment on May 27, 2004, finding the Lemelson patent claims at issue invalid, unenforceable, and not infringed, after denying Lemelson’s material post-trial motions. Lemelson appealed the amended judgment in the Symbol/Cognex case. On September 9, 2005, the Federal Circuit Court of Appeals affirmed the trial court’s invalidation of the Lemelson patents. On December 22, 2005, Lemelson informed the court that it was not pursuing further appeal of the ruling and that it intends to dismiss with prejudice all of its patent infringement claims against all defendants. We have not yet received confirmation of such a dismissal of Lemelson’s claims against Paradyne.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has been traded on the Nasdaq National Market under the symbol “ZHNE” since November 14, 2003. The following table sets forth, for the periods indicated, the high and low per share bid prices of our common stock (after giving retroactive effect to all previous stock splits) as reported on Nasdaq.

2005:
	High	Low
Fourth Quarter ended December 31, 2005	$2.67	$1.95
Third Quarter ended September 30, 2005	3.81	2.35
Second Quarter ended June 30, 2005	3.45	1.80
First Quarter ended March 31, 2005	2.85	1.92

2004:
	High	Low
Fourth Quarter ended December 31, 2004	$3.12	$2.26
Third Quarter ended September 30, 2004	3.89	2.48
Second Quarter ended June 30, 2004	4.36	3.07
First Quarter ended March 31, 2004	7.38	3.29

As of February 15, 2006, there were approximately 1,984 registered stockholders of record. A substantially greater number of holders of Zhone common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during 2005.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data has been derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” To date, we have generated a significant amount of revenue from sales of products obtained through acquisitions, as well as incurred significant acquisition related charges such as in-process research and development charges as discussed in Note 2 to the consolidated financial statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations. During the year ended December 31, 2005, we recorded an impairment charge of $102.1 million related to the impairment of acquisition related intangibles and goodwill as discussed in Note 3 to the consolidated financial statements. In addition, all per share and weighted average share data for 2003, 2002 and 2001 has been restated retroactively to reflect the effect of the Tellium merger in November 2003, as discussed in Note 1 to the consolidated financial statements. Per share and weighted average share data for 2002 and 2001 has also been restated retroactively to reflect a one for ten reverse split of common stock which occurred as a result of an equity restructuring in July 2002. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$151,828	$97,168	$83,138	$112,737	$110,724
Cost of revenue	88,958	55,305	51,081	69,689	106,006

Gross profit	62,870	41,863	32,057	43,048	4,718

Operating expenses:
Research and product development	26,839	23,210	22,495	29,802	63,869
Sales and marketing	29,530	21,958	15,859	19,676	35,472
General and administrative	11,864	10,416	5,324	10,843	13,095
Purchased in-process research and development	1,190	8,631	—	59	11,983
Restructuring charges	—	—	—	4,531	5,115
Litigation settlement	—	—	1,600	—	—
Stock-based compensation	3,119	1,396	1,238	10,376	17,098
Amortization of intangible assets	12,452	9,893	7,942	15,995	88,834
Impairment of intangible assets and goodwill	102,106	239	—	50,759	—

Total operating expenses	187,100	75,743	54,458	142,041	235,466

Operating loss	(124,230)	(33,880)	(22,401)	(98,993)	(230,748)
Interest expense	(3,357)	(3,991)	(3,944)	(9,478)	(10,511)
Interest income	1,433	1,312	400	350	2,941
Other (expense) income, net	(522)	1,118	992	(306)	(5,057)

Loss before income taxes	(126,676)	(35,441)	(24,953)	(108,427)	(243,375)
Income tax provision (benefit)	215	205	(7,778)	140	145

Net loss	(126,891)	(35,646)	(17,175)	(108,567)	(243,520)
Accretion on preferred stock	—	—	(12,700)	(22,238)	(3,325)

Net loss applicable to holders of common stock	$(126,891)	$(35,646)	$(29,875)	$(130,805)	$(246,845)

Basic and diluted net loss per share applicable to holders of common stock	$(1.13)	$(0.42)	$(1.87)	$(25.87)	$(59.87)
Shares used in per-share calculation	112,004	85,745	15,951	5,057	4,123

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$71,140	$65,216	$98,256	$10,614	$24,137
Working capital (deficit)	102,521	71,789	82,301	(7,957)	(47,361)
Total assets	380,105	325,227	274,877	163,963	274,051
Long-term debt, including current portion	29,767	41,313	33,391	38,703	100,819
Redeemable convertible preferred stock	—	—	—	165,890	421,601
Stockholders’ equity (deficit)	$291,789	$229,784	$186,879	$(98,642)	$(335,990)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We believe that we are the first company dedicated solely to developing the full spectrum of next-generation access network solutions to cost-effectively deliver high bandwidth services while simultaneously preserving the investment in today’s networks. Our next-generation solutions are based upon our Single Line Multi Service, or SLMS, architecture. From its inception, this SLMS architecture was specifically designed for the delivery of multiple classes of subscriber services (such as voice, data and video distribution), rather than being based on a particular protocol or media. In other words, our SLMS products are built to support the migration from legacy circuit to packet technologies and from copper to fiber technologies. This flexibility and versatility allows our products to adapt to future technologies while allowing service providers to focus on the delivery of additional high bandwidth services. Because this SLMS architecture is designed to interoperate with existing legacy equipment, service providers can leverage their existing networks to deliver a combination of voice, data and video services today, while they migrate, either simultaneously or at a future date, from legacy equipment to next-generation equipment with minimal interruption. We believe that our SLMS solution provides an evolutionary path for service providers from their existing infrastructures, as well as gives newer service providers the capability to deploy cost-effective, multi-service networks that can support voice, data and video.

Our product offerings fall within three categories: the SLMS product family; optical transport products; and legacy products and services. Our global customer base includes regional, national and international telecommunications carriers, as well as cable service providers. To date, our products are deployed by over 600 network service providers on six continents worldwide, including two of the top three cable operators in North America. We believe that we have assembled the employee base, technological breadth and market presence to provide a simple yet comprehensive set of next-generation solutions to the bandwidth bottleneck in the access network and the other problems encountered by network service providers when delivering communications services to subscribers.

Since inception, we have incurred significant operating losses and have an accumulated deficit of $758.3 million at December 31, 2005. The global communications market has deteriorated significantly over the last several years. Many of our customers and potential customers reduced their capital spending and many others ceased operations. Commencing in 2004, we have seen market conditions stabilize as demand for our products has increased. In addition, during 2005 we generated additional revenue from products we acquired from Paradyne in September 2005 and Sorrento Networks Corporation in July 2004.

During the fourth quarter of 2005, we recorded non-cash impairment charges of $55.2 million and $46.9 million related to goodwill and acquired intangibles, respectively. See Note 3 to the consolidated financial statements for further details.

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

Basis of Presentation

In November 2003, we consummated our merger with Tellium. Tellium was the surviving entity under corporate law and following the merger, its name was changed to Zhone Technologies, Inc. However, due to various factors, including the relative voting rights, board control and senior management composition of the combined company, Zhone was treated as the “acquirer” for accounting purposes. As a result, the financial statements of the combined company after the merger reflect the financial results of Zhone on a historical basis after giving effect to the merger exchange ratio to historical share-related data as discussed in Note 1 to the consolidated financial statements. The results of operations for Tellium were included in the combined company’s results of operations from the effective date of the merger.

Acquisitions

As of December 31, 2005, we had completed twelve acquisitions of complementary companies, products or technologies to supplement our internal growth. To date, we have generated a significant amount of our revenue from sales of products obtained through acquisitions.

On September 1, 2005, we completed the acquisition of Paradyne in exchange for total consideration of $184.5 million, consisting of common stock valued at $164.1 million, options and warrants to purchase common stock valued at $19.4 million, and acquisition costs of $1.0 million. We acquired Paradyne to strengthen our position as a leading provider of next-generation access network solutions as well as increase our customer base.

The purchase consideration was allocated to the fair values of the assets acquired as follows: net tangible assets—$49.6 million, amortizable intangible assets—$54.8 million, purchased in-process research and development—$1.2 million, goodwill—$78.0 million, and deferred compensation—$0.9 million. The amount allocated to purchased in-process research and development was charged to expense during the third quarter of 2005 because technological feasibility had not been established and no future alternative uses for the technology existed. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. Of the amount allocated to amortizable intangible assets: $12.3 million was allocated to core technology and $10.1 million was allocated to patents, both of which were assigned an estimated life of five years. In addition, $3.3 million was allocated to backlog and $29.1 million was allocated to customer relationships, which were assigned estimated lives of six months and seven years, respectively.

In July 2004, we completed the acquisition of Sorrento in exchange for total consideration of $98.0 million, consisting of common stock valued at $57.7 million, options and warrants to purchase common stock valued at $12.3 million, assumed liabilities of $27.0 million, and acquisition costs of $1.0 million. We acquired Sorrento to obtain its line of optical transport products and enhance our competitive position with cable operators.

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

In February 2004, we acquired certain assets of Gluon Networks, Inc. in exchange for total consideration of $6.5 million, consisting of common stock valued at $5.7 million, $0.7 million of cash and $0.1 million of acquisition related costs. The transaction was accounted for as an asset acquisition rather than a business combination, since only assets were acquired, which consisted primarily of Gluon’s intellectual property. Gluon was a development stage company that had developed a product for customer trials but had not generated any revenue to date. We agreed to acquire Gluon’s intellectual property and hired approximately ten of the former Gluon employees. We acquired the Gluon technology to incorporate elements into our future product offerings. The purchase price for the Gluon transaction was allocated to purchased in-process research and development—$6.2 million, and acquired workforce—$0.3 million. The amount allocated to purchased in-process research and development was charged to expense during the first quarter of 2004, because technological feasibility had not been established and no future alternative uses for the technology existed. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. Because the transaction did not constitute a business combination, no goodwill was recorded and a portion of the purchase price was allocated to the acquired workforce, which was being amortized over a two year period. An impairment charge of $0.2 million was subsequently recorded in the second quarter of 2004 relating to the Gluon acquired workforce, because the majority of the former Gluon employees were no longer employed by us.

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

Sale of Inventory and Licensing of Certain Non-Strategic Intellectual Property

During the first quarter of 2005, we sold all inventory and certain assets related to our Meret legacy product line to a third party. The net impact resulted in a loss of $0.4 million, which was recorded as a charge to cost of revenue. As part of this transaction, we also entered into a licensing arrangement with the third party for the use and option to purchase the technology associated with this legacy product line for up to $3.5 million. Future income associated with the technology license will be recorded when and if realized. As of December 31, 2005, $0.2 million had been realized from the technology license.

During the third quarter of 2005, we sold certain assets, consisting primarily of inventory and associated technology rights related to our Sechtor, Arca Dacs and eLuminant product lines to third parties. The sale of these non-strategic legacy product lines will allow us to focus efforts on our next-generation flagship products. The net impact resulted in a $2.7 million gain recorded in cost of revenues.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The policies discussed below are considered by management to be critical because changes in such estimates can materially affect the amount of our reported net income or loss. For all of these policies, management cautions that actual results may differ materially from these estimates under different assumptions or conditions.

Revenue Recognition

We recognize revenue when the earnings process is complete. We recognize product revenue upon shipment of product under contractual terms which transfer title to customers upon shipment, under normal credit terms, or under sales-type leases, net of estimated sales returns and allowances at the time of shipment. Revenue is deferred if there are significant post-delivery obligations, if collection is not considered reasonably assured at the time of sale, or if the fees are not fixed or determinable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. Our arrangements generally do not have any significant post-delivery obligations. We offer products and services such as support, education and training, hardware upgrades and post-warranty support. For multiple element revenue arrangements, we establish the fair value of these products and services based primarily on sales prices when the products and services are sold separately. If fair value cannot be established for undelivered elements, all of the revenue under the arrangement is deferred until those elements have been delivered. When collectibility is not reasonably assured, revenue is recognized when cash is collected. Revenue from education services and support services is recognized over the contract term or as the service is performed. We make certain sales to product distributors. These customers are given certain privileges to return a portion of inventory. Return privileges generally allow distributors to return inventory based on a percent of purchases made within a specific period of time. We recognize revenue on sales to distributors that have contractual return rights when the products have been sold by the distributors, unless there is sufficient customer specific sales and sales returns history to support revenue recognition upon shipment. In those instances when shipments made to distributors are recognized upon shipment of the products from the factory, we use historical rates of return from the distributors to provide for estimated product returns in accordance with SFAS 48. Revenue from sales of software products is recognized provided that a purchase order has been received, the software has been shipped, collection of the resulting receivable is probable, and the amount of the related fees is fixed or determinable. To date, revenue from software transactions and sales-type leases has not been significant. We accrue for warranty costs, sales returns and other allowances at the time of shipment based on historical experience and expected future costs.

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

Valuation of Long-Lived Assets, Including Goodwill and Other Acquisition-Related Intangible Assets

Our long-lived assets consist primarily of goodwill, other acquisition-related intangible assets and property and equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the benefits realized from the acquired business, difficulty and delays in integrating the business or a significant change in the operations of the acquired business or use of an asset. Goodwill and other acquisition-related intangible assets not subject to amortization are tested annually for impairment using a two-step approach, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. We estimate the fair value of our long-lived assets based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, we are required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. As of December 31, 2005, we had $180.0 million of goodwill, $14.6 million of other acquisition-related intangible assets and $24.1 million of property and equipment. Other acquisition-related intangible assets are comprised mainly of technology and customer relationships. Many of the entities acquired by us do not have significant tangible assets. As a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to purchased in-process research and development for future acquisitions, and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price of the acquired companies to intangible assets and goodwill has a significant impact on our future operating results. The allocation process requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, we would have to perform an impairment review that might result in material write-downs of intangible assets and/or goodwill. Other factors we consider important which could trigger an impairment review, include, but are not limited to, significant changes in the manner of use of our acquired assets, significant changes in the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset or long-lived asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that the cost of an intangible asset or long-lived asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations of the entity or technology acquired over the remaining amortization or depreciation period, the net carrying value of the related intangible asset or long-lived asset will be reduced to fair value and the remaining amortization or depreciation period may be adjusted. For example, in the fourth quarter of 2005, we recorded a charge of $102.1 million related to the impairment of acquisition related intangibles and goodwill. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our intangible assets may change in the future, which could result in additional non-cash charges that would adversely affect our results of operations and financial condition.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. In assessing the net realizable value of inventories, we are required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. Once inventory has been written down to its estimated net realizable value, its carrying value cannot be increased due to subsequent changes in demand forecasts. To the extent that a severe decline in forecasted demand occurs, or we experience a higher incidence of inventory obsolescence due to rapidly changing technology and customer requirements, we may incur significant charges for excess inventory.

RESULTS OF OPERATIONS

We list in the tables below the historical consolidated statement of operations as a percentage of revenue for the periods indicated.

	Year Ended December 31,
	2005	2004	2003
Net revenue	100%	100%	100%
Cost of revenue	59%	57%	61%

Gross profit	41%	43%	39%
Operating expenses:
Research and product development	18%	24%	27%
Sales and marketing	19%	23%	19%
General and administrative	8%	11%	6%
Purchased in-process research and development	1%	9%	0%
Litigation settlement	0%	0%	2%
Stock-based compensation	2%	1%	2%
Amortization of intangible assets	8%	10%	10%
Impairment of intangible assets and goodwill	67%	0%	0%

Total operating expenses	123%	78%	66%

Operating loss	-82%	-35%	-27%
Interest expense	-2%	-4%	-5%
Interest income	1%	1%	1%
Other (expense) income, net	-1%	1%	1%

Loss before income taxes	-84%	-37%	-30%
Income tax provision (benefit)	N/M	N/M	-9%

Net loss	-84%	-37%	-21%

2005 COMPARED WITH 2004

Net Revenue

Information about our revenue for products and services for 2005 and 2004 is summarized below (in millions):

	2005	2004	Increase (Decrease)	% change
Products	$139.7	$88.4	$51.3	58%
Services	12.1	8.8	3.3	38%

	$151.8	$97.2	$54.6	56%

Information about our revenue for North America and International markets for 2005 and 2004 is summarized below (in millions):

	2005	2004	Increase (Decrease)	% change
North America	$99.5	$75.5	$24.0	32%
International	52.3	21.7	30.6	141%

	$151.8	$97.2	$54.6	56%

Information about our revenue by product line for 2005 and 2004 is summarized below (in millions):

	2005	2004	Increase (Decrease)	% change
SLMS	$66.9	$29.4	$37.5	128%
Optical Transport	21.5	8.9	12.6	142%
Legacy and Service	63.4	58.9	4.5	8%

	$151.8	$97.2	$54.6	56%

Total revenue increased 56% or $54.6 million to $151.8 million for 2005 compared to $97.2 million for 2004. The increase in total revenue was due to incremental revenue relating to the acquisition of Paradyne products in September 2005, our optical transport product line acquired from Sorrento in July 2004, as well as increased demand for our SLMS products compared to the prior year, particularly in the international territories. In 2005, product revenue increased 58% or $51.3 million and service revenue increased by 38% or $3.3 million compared to 2004. Service revenue represents revenue from maintenance and other services associated with product shipments. The increase in both product and service revenue was due to the stabilization of the overall economic environment as well as incremental revenue associated with the acquisitions of Paradyne and Sorrento. International revenue increased 141% or $30.6 million to $52.3 million in 2005 and represented 34% of total revenue compared with 22% in 2004. The significant increase in international revenue represents the increasing opportunity for our next-generation products in both existing and new network deployments among international carriers, as well as incremental revenue from our product families acquired from Sorrento and Paradyne.

By product family, revenue for our SLMS product family increased $37.5 million or 128% in 2005 compared to 2004 due to the incremental revenue associated with Paradyne’s broadband products as well as increased demand, particularly in international territories. Revenue for our legacy products and services increased $4.5 million or 8% in 2005 as a result of the inclusion of legacy and service incremental revenue from Paradyne service and narrowband products. Revenue for our optical transport products increased $12.6 million or 142% in 2005 primarily because this product family contributed to our revenue commencing in July 2004.

While we anticipate focusing our sales and marketing efforts on our SLMS and optical transport product families in 2006, revenue from our legacy products and services is expected to continue to represent a significant percentage of total revenue in the near term, given current trends in service provider capital spending, which tend to focus more on supporting legacy type products, rather than investing in newer, more technologically advanced products. We expect that over time, the product mix will continue to shift toward next-generation products in

SLMS and optical transport. While we have experienced significant growth in international markets, we have recently encountered price-focused competitors from Asia, especially China, and we anticipate this will continue.

In 2004, one customer accounted for 15% of total revenue. No other customer accounted for 10% or more of total revenue in 2004 or 2005. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue

Total cost of revenue, including stock based compensation, increased $33.7 million, or 61% to $89.0 million for 2005 compared to $55.3 million for 2004, driven primarily by the overall increase in revenue. Total cost of revenue was 59% of revenue for 2005, compared to 57% of revenue for 2004. For the year ended December 31, 2005, several infrequent transactions took place, including the sale of non-strategic product lines in the first and third quarters of 2005, which had a net benefit of $2.3 million as well as a benefit recorded in the first quarter of 2005 related to a settlement agreement with a contract manufacturer of $3.1 million. These benefits were offset by the $1.5 million charge for discontinued legacy inventory which resulted from integration efforts related to the Paradyne acquisition, a contingent liability charge recorded in the first quarter of 2005 related to certain vendor and customer claims of $1.1 million, as well as certain pricing discounts given to specific customers which had a negative impact to gross profit.

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

Research and Product Development Expenses

Research and product development expenses increased 16% or $3.6 million to $26.8 million for 2005 compared to $23.2 million for 2004. The increase was primarily due to increased personnel related costs to support development efforts on acquired technologies. We intend to continue to invest in research and product development to attain our strategic product development objectives, while seeking to manage the associated costs through expense controls.

Sales and Marketing Expenses

Sales and marketing expenses increased 34% or $7.5 million to $29.5 million for 2005 compared to $22.0 million in 2004. The increase was primarily attributable to higher commissions and other personnel related costs to support revenue growth, particularly in the international territories, as well as increased spending on trade shows, travel and other marketing related promotions.

General and Administrative Expenses

General and administrative expenses increased 14% or $1.5 million to $11.9 million for 2005 compared to $10.4 million for 2004. The increase was primarily due to expenses incurred in conjunction with the Paradyne integration as well as increased personnel related costs, partially offset by a gain from a bad debt recovery in the current year as well as lower facility costs and lower legal fees. The prior year included lease termination charges for excess facilities as well as legal fees incurred related to post-acquisition activities associated with the Tellium merger.

Purchased In-Process Research and Development

Purchased in-process research and development decreased 86% or $7.4 million to $1.2 million for 2005 compared to $8.6 million for 2004. In 2005 and 2004, we recorded in-process research and development charges of $1.2 million and $8.6 million, respectively, relating to the acquisitions of Paradyne in 2005, and Sorrento and

Gluon in 2004 because technological feasibility for certain research and development efforts by these companies had not been established and no future alternative uses for these research and development efforts existed.

Stock-Based Compensation Expenses

Stock-based compensation expense increased $1.7 million to $3.3 million for 2005 compared to $1.6 million for 2004. For the years ended December 31, 2005 and 2004, $0.2 million and $0.2 million of stock-based compensation expense was classified as cost of revenue, respectively, and $3.1 million and $1.4 million was classified as operating expenses, respectively. Stock-based compensation expense primarily resulted from the difference between the fair value of our common stock and the exercise price for stock options granted to employees on the date of grant. We amortize the resulting deferred compensation over the vesting periods of the applicable options using an accelerated method, which can result in a net credit to stock-based compensation expense during a particular period, if the amount reversed due to the forfeiture of unvested shares exceeds the amortization of deferred compensation.

For each period, we recorded stock-based compensation expense representing the amortization of deferred compensation, offset by a benefit due to the reversal of previously recorded stock compensation expense on forfeited shares. Components of stock-based compensation expense were comprised as follows (in millions):

	2005	2004
Amortization of deferred stock compensation expense	$0.7	$1.7
Benefit due to reversal of previously recorded stock compensation expense on forfeited shares	—	(0.1)
Compensation expense relating to non-employees	2.6	—

	$3.3	$1.6

Amortization of Intangible Assets

Amortization of intangible assets increased $2.6 million to $12.5 million for 2005 compared to $9.9 million for 2004. The increase was primarily attributable to incremental amortization expense relating to the acquisition of Paradyne in September 2005.

Impairment of Intangible Assets and Goodwill

Impairment of intangible assets and goodwill increased $101.9 million to $102.1 million for 2005 compared to $0.2 million for 2004. The increase was attributable to the impairment of goodwill of $55.2 million and impairment of acquired intangibles of $46.9 million. We performed our annual goodwill impairment test during the fourth quarter of 2005, which resulted in a non-cash goodwill impairment charge as the fair value of our reporting unit, based on the market approach, was less than book value. See Note 3 to the consolidated financial statements for further details. We also recorded a non-cash impairment charge for purchased intangibles which represented the amount by which the carrying value of the purchased intangibles exceeded the fair value. The primary circumstance leading to the impairment of intangibles was a decline in our projected future cash flows associated with technology and other intangibles acquired from our prior acquisitions. The impairment reflects a more rapid decline in projected revenue from certain legacy products than previously anticipated as customers transition to next generation products. The impairment charge in 2004 related to impairment of acquired workforce from an acquisition as the majority of those employees were no longer employed by us.

Interest Expense

Interest expense for 2005 decreased by $0.6 million to $3.4 million compared to 2004 due primarily to a decrease in the outstanding debt balances.

Interest Income

Interest income for 2005 increased by $0.1 million to $1.4 million due to higher average balances of cash and short-term investments.

Other (Expense) Income, Net

Other expense was $0.5 million for 2005 compared to other income of $1.1 million for 2004. The change was primarily due to losses on marketable securities and exchange losses on foreign currency transactions in 2005 as compared to exchange gains in 2004. We transact business in various foreign countries and are exposed to currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily inter-company receivables and payables.

Income Tax Provision (Benefit)

During the years ended December 31, 2005 and 2004, we recorded an income tax provision of $0.2 million related to foreign and state taxes. No deferred tax benefit was recorded due to our operating losses and net operating loss carryforwards. Due to the significant uncertainty regarding the realization of our net deferred tax assets, a full valuation allowance was recorded.

2004 COMPARED WITH 2003

Net Revenue

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

Total revenue increased 17% or $14.1 million to $97.2 million for 2004 compared to $83.1 million for 2003. The increase in total revenue was due to incremental revenue relating to the acquisition of our new optical transport product line from Sorrento in July 2004, as well as increased demand for our SLMS products compared to the prior year. In 2004, product revenue increased 17% or $13.1 million and service revenue increased by 13% or $1.0 million compared to 2003. Service revenue represents revenue from maintenance and other services associated with product shipments. The increase in both product and service revenue was due to the stabilization of the overall economic environment as well as incremental revenue associated with our new optical transport product family. International revenue increased 186% or $14.1 million to $21.7 million in 2004 and represented

22% of total revenue compared with 9% in 2003. The significant increase in international revenue represents the increasing opportunity for our next-generation products in both existing and new network deployments among international carriers, as well as incremental revenue from the optical transport product family commencing with the Sorrento acquisition in July 2004.

By product family, revenue for our SLMS product family increased $8.5 million or 41% in 2004 compared to 2003 as demand increased, particularly in international territories. Revenue for our legacy products and services decreased $3.3 million or 5% in 2004 as we continued to focus our marketing efforts on our next-generation SLMS products. Revenue for our optical transport products was $8.9 million in 2004. No revenue was generated from our optical transport product line in 2003 as this product family was acquired in July 2004.

In 2004, one customer accounted for approximately 15% of total revenue. In 2003, two customers accounted for 17% and 11% of total revenue, respectively. No other customer accounted for 10% or more of total revenue in 2004 or 2005.

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

Sales and Marketing Expenses

Sales and marketing expenses increased 38% or $6.1 million to $22.0 million for 2004 compared to $15.9 million in 2003. The increase was primarily attributable to higher commissions and other personnel related costs to support revenue growth, particularly in the international territories, as well as increased spending on trade shows and other marketing promotions. In addition, we recorded a benefit of $2.4 million in 2003, related to the termination of a customer financing agreement with a financial institution.

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

Purchased in-process research and development

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

Amortization of Intangible assets

Amortization of intangibles increased $2.0 million to $9.9 million for 2004 compared to $7.9 million for 2003. The increase was primarily attributable to incremental amortization expense relating to the acquisitions of Sorrento in July 2004 and eLuminant in February 2003.

Impairment of Intangibles assets and goodwill

In 2004, we recorded a charge of $0.2 million relating to an impairment of acquired workforce from the Gluon acquisition in February 2004.

Interest Expense

Interest expense for 2004 increased by $0.1 million to $4.0 million compared to 2003 due primarily to increased borrowings assumed from Sorrento in July 2004 offset by a decrease in the average balance outstanding on other borrowings.

Interest Income

Interest income for 2004 increased by $0.9 million to $1.3 million due to higher average balances of cash and short-term investments.

Other Income, Net

Other income increased by $0.2 million to $1.1 million due to exchange gains on foreign currency transactions.

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

At December 31, 2005, cash, cash equivalents and short-term investments were $71.1 million compared to $65.2 million at December 31, 2004. Total debt was $44.3 million at December 31, 2005 as compared to $55.8 million at December 31, 2004. The increase in cash and cash equivalents of $5.6 million was attributable to net cash provided by investing activities of $38.8 million, offset by net cash used in financing activities of $12.3 million, and net cash used in operating activities of $21.0 million. Net cash provided by investing activities consisted primarily of cash acquired through the Paradyne acquisition of $42.8 million, offset by the payments for a four year covenant not to compete agreement entered into with former Paradyne key executives of $2.0 million as well as capital equipment purchases of $1.9 million. Net cash used in financing activities included repayment of debt of $15.3 million primarily associated with the refinance of our campus facility debt as discussed below, offset by proceeds from issuance of common stock of $3.1 million. Net cash used in operating activities consisted of the net loss of $126.9 million, adjusted for non-cash charges totaling $122.9 million and changes in operating assets and liabilities totaling $17.1 million. The most significant components of the changes in operating assets and liabilities were a decrease in accrued expenses of $15.8 million, an increase in accounts receivable of $8.7 million, offset by a decrease in prepaid and other current assets of $3.3 million and inventories of $2.8 million.

As a result of the financial demands of major network deployments and the difficulty in accessing capital markets, network service providers continue to request financing assistance from their suppliers. From time to time, we may provide or commit to extend credit or credit support to our customers. This financing may include extending credit to customers or guaranteeing the indebtedness of customers to third parties. Depending upon market conditions, we may seek to factor these arrangements to financial institutions and investors to reduce the amount of our financial commitments for such arrangements. Our ability to provide customer financing is limited and depends upon a number of factors, including our capital structure, the level of our available credit and our ability to factor commitments to third parties. Any extension of financing to our customers will limit the capital that we have available for other uses. Currently, we do not have any significant customer financing commitments.

Our primary source of liquidity comes from our cash and cash equivalents and short-term investments, which totaled $71.1 million at December 31, 2005, and our $35 million line of credit agreement, under which $14.5 million was outstanding at December 31, 2005 and an additional $5.4 million was committed as security for obligations under various letters of credit. Borrowings under the line of credit bear interest at the financial institution’s prime rate or LIBOR plus 2.9%, at our election, provided that the minimum interest rate is 4%. The interest rate was 7.25% at December 31, 2005. Our short-term investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities at the date of acquisition ranging from 90 days to one year. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and short-term investments will continue to be consumed by operations.

On February 24, 2006, we entered into an amendment to our existing revolving credit facility, which was scheduled to expire in February 2006, providing for a one year extension of the term of the existing facility and a voluntary decrease in the size of the facility from $35 million to $25 million (the “Amended Facility”). Under the Amended Facility we have the option of either borrowing funds at agreed upon rates of interest or selling specific accounts receivable to the financial institution, on a limited recourse basis, at agreed upon discounts to the face amount of those accounts receivable, so long as the aggregate amount of outstanding borrowings and purchased accounts receivable does not exceed $25 million. The amounts borrowed will bear interest, payable monthly, at a floating rate that, at our option, is either (1) the financial institution’s prime rate, or (2) the sum of the LIBOR rate plus 2.9%; provided that in either case, the minimum interest rate is 4.0%.

On December 27, 2005, we entered into an amendment to our existing campus mortgage loan. Under the terms of the amendment, (a) the outstanding principal balance was reduced from approximately $31.1 million to approximately $20.0 million, (b) the maturity date was extended five years to April 1, 2011, (c) the floor rate was reduced from 8.0% per annum to 6.5% per annum, (d) the variable rate margin was reduced from 3.5% per annum to 3.0% per annum, (e) the amortization period was amended to a period of 25 years commencing on January 1, 2006, and (f) the lender returned our $6.0 million letter of credit for cancellation. As a result of the amendment, we no longer have a balloon payment due in April 2006.

In March 2004, we filed a Form S-3 Registration Statement which allows us to sell, from time to time, up to $100 million of our common stock or other securities. Although we may use this multi-purpose shelf registration to raise additional capital, there can be no certainty as to when or if we may offer any securities under the shelf registration or what the terms of any such offering would be.

Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances from companies in the telecommunications industry. Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. As a result of the Paradyne acquisition, we assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and has an estimated remaining obligation of approximately $27.2 million. We intend to continue to occupy only a portion of these facilities and are currently evaluating our options to exit or sublet the excess portion. We have recorded an amount in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), which we believe is adequate to cover costs incurred to exit the excess portion of these facilities. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt. We currently intend to fund our operations for the foreseeable future using our existing cash, cash equivalents and short-term investments and liquidity available under our line of credit.

Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments and available credit facilities will be sufficient to satisfy our anticipated cash requirements for the foreseeable future. However, we may require additional funds if our revenues or expenses fail to meet our current projections or to support other purposes and may need to raise additional funds through debt or equity financing or from other sources. There can be no assurances that additional funding will be available at all, or that if available, such financing will be obtainable on terms favorable to us.

Contractual Commitments and Off-Balance Sheet Arrangements

At December 31, 2005, our future contractual commitments by fiscal year were as follows (in thousands):

	Payments Due by Period
	Total	2006	2007	2008	2009	2010	2011 and beyond
Operating leases	$28,541	$4,822	$4,106	$3,970	$3,970	$3,891	$7,782
Line of credit	14,500	14,500	—	—	—	—	—
Debt	29,767	1,170	9,159	311	341	368	18,418
Inventory purchase commitments	776	776	—	—	—	—	—

Total future contractual commitments	$73,584	$21,268	$13,265	$4,281	$4,311	$4,259	$26,200

The operating lease amounts shown above represent off-balance sheet arrangements to the extent that a liability is not already recorded on our balance sheet. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. The debt and line of credit obligations have been recorded on our balance sheet. The debt obligation amounts shown above represent the scheduled principal repayments, but not the associated interest payments which may vary based on changes in market interest rates. At December 31, 2005, the interest rate on our outstanding debt obligations ranged from 7.25% to 7.7%. Inventory purchase commitments represent the amount of excess inventory purchase commitments that have been recorded on our balance sheet at December 31, 2005.

As of December 31, 2005, we had $5.4 million committed as security under our line of credit, as discussed in Note 5 to the consolidated financial statements.

Recent Accounting Pronouncements

In May 2005 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Correction, which replaces Accounting Principles No. 20 (“APB 20”), Accounting Changes, and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.

In December 2004, the FASB enacted Statement of Financial Accounting Standards 123—revised 2004 (SFAS 123R), Share-Based Payment which replaces Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value-based method and the recording of such expense in our consolidated statements of operations.

We are required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 to the consolidated financial statements for the pro forma net loss and net loss per share amounts, for fiscal 2003 through fiscal 2005, as if we had used a fair value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. We are evaluating the requirements under SFAS 123R and, although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we do expect that the adoption will have a significant adverse impact on our consolidated statements of operations and net loss per share.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash, Cash Equivalents and Investments

We consider all cash and highly liquid investments purchased with an original maturity of less than three months to be cash equivalents.

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2005 and 2004 (in thousands):

	December 31, 2005	December 31, 2004
Cash	$25,709	$24,434
Money market funds	284	5,294
Commercial paper	22,174	8,783
US Agency Securities	3,999	8,093

Cash and cash equivalents	$52,166	$46,604

Short-term investments	$18,974	$18,612

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments consist principally of demand deposit and money market accounts, commercial paper and debt securities of domestic municipalities with credit ratings of AA or better. Cash and cash equivalents and short-term investments are principally held with various domestic financial institutions with high credit standing. As of December 31, 2004, accounts receivable balances from one customer represented 10% of our accounts receivable. No other customer accounted for 10% or more of accounts receivable in 2004 or 2005. As of December 31, 2005 and 2004, we had accounts receivable balances from customers in international territories of approximately $19.7 million and $8.5 million, respectively.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We do not use derivative financial instruments in our investment portfolio. We do not hold financial instruments for trading or speculative purposes. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Our cash and cash equivalents and short-term investments are not subject to material interest rate risk due to their short maturities. Under our investment policy, short-term investments have a maximum maturity of one year from the date of acquisition, and the average maturity of the portfolio cannot exceed six months. Due to the relatively short maturity of the portfolio, a 10% increase in market interest rates at December 31, 2005 would decrease the fair value of the portfolio by less than $0.1 million.

Foreign Currency Risk

We transact business in various foreign countries. Substantially all of our assets are located in the United States. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily inter-company receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During 2005 and 2004, we did not hedge any of our foreign currency exposure.

We have performed sensitivity analyses as of December 31, 2005 and 2004, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.8 million at December 31, 2005 and 2004, respectively. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Zhone Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Zhone Technologies, Inc. and subsidiaries (“the Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zhone Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

March 8, 2006

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2005 and 2004

(In thousands, except par value)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$52,166	$46,604
Short-term investments	18,974	18,612
Accounts receivable, net of allowances for sales returns and doubtful accounts of $5,643 in 2005 and $4,990 in 2004	35,392	19,243
Inventories	48,370	37,352
Prepaid expenses and other current assets	5,811	3,949

Total current assets	160,713	125,760
Property and equipment, net	24,097	22,967
Goodwill	180,001	157,232
Other acquisition-related intangible assets, net	14,638	17,847
Restricted cash	547	758
Other assets	109	663

Total assets	$380,105	$325,227

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,912	$14,155
Line of credit	14,500	14,500
Current portion of long-term debt	1,170	1,378
Accrued and other liabilities	24,610	23,938

Total current liabilities	58,192	53,971
Long-term debt, less current portion	28,597	39,935
Other long-term liabilities	1,527	1,537

Total liabilities	88,316	95,443

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 900,000 shares; issued and outstanding 147,759 and 94,139 shares as of December 31, 2005 and 2004, respectively	148	94
Additional paid-in capital	1,051,320	862,261
Notes receivable from stockholders	(550)	(550)
Deferred compensation	(818)	(538)
Other comprehensive loss	(17)	(80)
Accumulated deficit	(758,294)	(631,403)

Total stockholders’ equity	291,789	229,784

Total liabilities and stockholders’ equity	$380,105	$325,227

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2005, 2004 and 2003

(In thousands, except per share data)

	2005	2004	2003
Net revenue	$151,828	$97,168	$83,138
Cost of revenue	88,805	55,095	51,166
Stock-based compensation	153	210	(85)

Gross profit	62,870	41,863	32,057

Operating expenses:
Research and product development (excluding non-cash stock based compensation expense of $223, $581 and $652, respectively)	26,839	23,210	22,495
Sales and marketing (excluding non-cash stock based compensation expense of $226, $459 and $(241), respectively)	29,530	21,958	15,859
General and administrative (excluding non-cash stock based compensation expense of $2,670, $356 and $827, respectively)	11,864	10,416	5,324
Purchased in-process research and development	1,190	8,631	—
Litigation settlement	—	—	1,600
Stock-based compensation	3,119	1,396	1,238
Amortization of intangible assets	12,452	9,893	7,942
Impairment of intangible assets and goodwill	102,106	239	—

Total operating expenses	187,100	75,743	54,458

Operating loss	(124,230)	(33,880)	(22,401)
Interest expense	(3,357)	(3,991)	(3,944)
Interest income	1,433	1,312	400
Other (expense) income, net	(522)	1,118	992

Loss before income taxes	(126,676)	(35,441)	(24,953)
Income tax provision (benefit)	215	205	(7,778)

Net loss	(126,891)	(35,646)	(17,175)
Accretion on preferred stock	—	—	(12,700)

Net loss applicable to holders of common stock	$(126,891)	$(35,646)	$(29,875)

Basic and diluted net loss per share applicable to holders of common stock	$(1.13)	$(0.42)	$(1.87)
Weighted average shares outstanding used to compute basic and diluted net loss per share applicable to holders of common stock	112,004	85,745	15,951

All per share and weighted average share amounts have been restated retroactively to reflect the effect of the Tellium merger in 2003 (See Note 1(b)).

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Years ended December 31, 2005, 2004 and 2003 (In thousands)

	Series AA redeemable convertible preferred stock		Series B redeemable convertible preferred stock		Common stock		Additional paid-in capital	Notes receivable from stockholders	Deferred stock compensation	Other comprehensive loss	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2002	29,375	$146,246	5,390	$19,644	7,278	$7	$491,890	$(550)	$(11,340)	$(67)	$(578,582)	$(98,642)
Issuance of preferred stock for acquisition	—	—	4,230	10,125	—	—	—	—	—	—	—	—
Exercise of stock options for cash	—	—	—	—	797	1	1,293	—	—	—	—	1,294
Repurchase of unvested common stock	—	—	—	—	(5)	—	(5)		—	—	—	(5)
Accretion on preferred stock	—	11,738	—	962	—	—	(12,700)	—	—	—	—	(12,700)
Deferred compensation related to stock options grants	—	—	—	—	—	—	898	—	(898)	—	—	—
Amortization of deferred compensation related to stock option grants	—	—	—	—	—	—	—	—	6,533	—	—	6,533
Reversal of unamortized deferred compensation	—	—	—	—	—	—	(4,446)	—	4,446	—	—	—
Reversal of stock-based compensation	—	—	—	—	—	—	(5,527)	—	—	—	—	(5,527)
Non-cash stock based compensation expense	—	—	—	—	—	—	142	—	—	—	—	142
Reclassification of Series AA and Series B preferred stock to equity and conversion to common stock	(29,375)	(157,984)	(9,620)	(30,731)	38,995	39	188,676	—	—	—	—	188,715
Issuance of warrants for services	—	—	—	—	—	—	44	—	—	—	—	44
Issuance of common stock and stock options for acquisition	—	—	—	—	29,564	30	127,302		(3,185)	—	—	124,147
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(17,175)	(17,175)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	6	—	6
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	47	—	47

Total comprehensive loss												(17,122)

Balances as of December 31, 2003	—	—	—	—	76,629	77	787,567	(550)	(4,444)	(14)	(595,757)	186,879
Exercise of stock options for cash	—	—	—	—	640	1	1,034	—	—	—	—	1,035
Issuance of common stock in connection with employee stock purchase plan	—	—	—	—	120	—	346	—	—	—	—	346
Amortization of deferred compensation related to stock option grants	—	—	—	—	—	—	—	—	1,734	—	—	1,734
Reversal of unamortized deferred compensation	—	—	—	—	—	—	(2,352)	—	2,352	—	—	—
Reversal of stock-based compensation	—	—	—	—	—	—	(135)	—	—	—	—	(135)
Non-cash stock based compensation expense and other	—	—	—	—	103	—	119	—	—	—	—	119
Issuance of warrants for services	—	—	—	—	—	—	21	—	—	—	—	21
Issuance of common stock and stock options for acquisition	—	—	—	—	16,647	16	75,661	—	(180)	—	—	75,497
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(35,646)	(35,646)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	24	—	24
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	—	—	(90)	—	(90)

Total comprehensive loss												(35,712)

	Series AA redeemable convertible preferred stock		Series B redeemable convertible preferred stock		Common stock		Additional paid-in capital	Notes receivable from stockholders	Deferred stock compensation	Other comprehensive loss	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2004	—	—	—	—	94,139	94	862,261	(550)	(538)	(80)	(631,403)	229,784
Exercise of stock options for cash	—	—	—	—	1,313	1	2,282	—	—	—	—	2,283
Issuance of common stock in connection with employee stock purchase plan	—	—	—	—	372	—	812	—	—	—	—	812
Amortization of deferred compensation related to stock option grants	—	—	—	—	—	—	—	—	653	—	—	653
Reversal of unamortized deferred compensation	—	—	—	—	—	—	(5)	—	5	—	—	—
Reversal of stock-based compensation	—	—	—	—	—	—	(19)	—	—	—	—	(19)
Non-cash stock based compensation expense	—	—	—	—	—	—	2,638	—	—	—	—	2,638
Issuance of common stock and stock options for acquisition	—	—	—	—	52,084	53	183,452	—	(938)	—	—	182,567
Return of common stock from acquisition	—	—	—	—	(149)	—	(101)	—	—	—	—	(101)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(126,891)	(126,891)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	26	—	26
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	37	—	37

Total comprehensive loss												(126,828)

Balances as of December 31, 2005	—	$—	—	$—	147,759	$148	$1,051,320	$(550)	$(818)	$(17)	$(758,294)	$291,789

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net loss	$(126,891)	$(35,646)	$(17,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,251	11,288	9,341
Stock-based compensation	3,272	1,606	1,153
Impairment of intangible assets	102,106	239	—
Impairment of marketable equity securities	360	—	—
Purchased in-process research and development	1,190	8,631	—
Provision for sales returns and doubtful accounts	1,764	2,345	1,355
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(8,724)	(7,395)	6,267
Inventories	2,774	(7,302)	(3,032)
Prepaid expenses and other current assets	3,389	434	81
Other assets	554	434	631
Accounts payable	754	(5,914)	4,813
Accrued liabilities and other	(15,847)	(16,044)	(48,572)

Net cash used in operating activities	(21,048)	(47,324)	(45,138)

Cash flows from investing activities:
Cash acquired in acquisitions	42,838	6,267	140,649
Cash paid for acquisitions	—	(650)	—
Purchase of intangible assets	(1,980)	—	—
Proceeds from sale of property and equipment	—	6,875	—
Purchase of property and equipment	(1,910)	(1,816)	(444)
Purchase of short-term and other investments	(36,969)	(208,520)	(75,983)
Proceeds from sales and maturities of short-term investments	36,644	255,527	10,321
Release of restricted cash	211	363	5,691

Net cash provided by investing activities	38,834	58,046	80,234

Cash flows from financing activities:
Net borrowings under credit facilities	—	9,700	186
Proceeds from issuance of common stock and warrants	3,095	1,492	1,294
Repurchase of common stock	—	—	(5)
Repayment of debt	(15,345)	(7,881)	(14,644)

Net cash provided by (used in) financing activities	(12,250)	3,311	(13,169)

Effect of exchange rate changes on cash	26	24	6

Net increase in cash and cash equivalents	5,562	14,057	21,933
Cash and cash equivalents at beginning of year	46,604	32,547	10,614

Cash and cash equivalents at end of year	$52,166	$46,604	$32,547

Supplemental disclosures of cash flow information:
Cash paid during period for:
Taxes	$253	$487	$351
Interest	3,361	3,095	3,757
Noncash investing and financing activities:
Common stock and options issued for acquisition	183,505	75,677	127,332
Accrued liabilities converted to notes payable	3,800	—	—
Sale of assets for marketable securities	2,080	—	—
Series B redeemable convertible preferred stock issued for acquisition	—	—	10,125
Conversion of Series AA and Series B preferred stock to common stock	—	—	188,715

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies

(a) Description of Business

Zhone Technologies, Inc. and its subsidiaries collectively, the “Company”, designs, develops and markets communications network equipment for telephone companies and cable operators worldwide. The Company’s products allow network service providers to deliver video and interactive entertainment services in addition to their existing voice and data service offerings. The Company was incorporated under the laws of the state of Delaware in June 1999. The Company began operations in September 1999 and is headquartered in Oakland, California.

The Company has completed twelve acquisitions through December 31, 2005, which were comprised as follows: Paradyne Networks, Inc. (September 2005), Sorrento Networks Corporation (July 2004), Gluon Networks, Inc. (February 2004), Tellium, Inc. (November 2003), NEC eLuminant Technologies, Inc. (February 2003), Vpacket Technologies, Inc. (July 2002), Nortel Networks AccessNode and Universal Edge 9000 (August 2001), Xybridge Technologies (February 2001), Roundview, Inc. and OptaPhone Systems, Inc. (February 2000), Premisys Communications, Inc. (December 1999) and CAG Technologies, Inc. (November 1999). See Note 2 for detailed information regarding acquisitions.

(b) Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

In November 2003, the Company consummated its merger with Tellium, Inc. As a result of the merger, the stockholders of Zhone received 0.47 of a share of Tellium common stock for each outstanding share of Zhone common stock, following the conversion of all outstanding shares of Zhone preferred stock into Zhone common stock. Immediately following the exchange, the combined company was renamed Zhone Technologies, Inc. For accounting purposes, the merger with Tellium was treated as a reverse merger, in which Zhone was treated as the acquirer based on factors including the relative voting rights, board control, and senior management composition. The financial statements of the combined company after the merger reflect the financial results of Zhone on a historical basis after giving effect to the merger exchange ratio to historical share-related data. The results of operations for Tellium were included in Zhone’s results of operations from the effective date of the merger. Stockholders’ equity (deficit) has been restated to give retroactive recognition to the effect of the Tellium merger by reclassifying the excess par value resulting from the reduced number of shares from common stock to paid-in capital. All references to preferred share, common share and per common share amounts have been retroactively restated.

(c) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

(d) Revenue Recognition

The Company recognizes revenue when the earnings process is complete. The Company recognizes product revenue upon shipment of product under contractual terms which transfer title to customers upon shipment, under normal credit terms, or under sales-type leases, net of estimated sales returns and allowances at the time of shipment. Revenue is deferred if there are significant post-delivery obligations, if collection is not considered reasonably assured at the time of sale, or if the fees are not fixed or determinable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. The Company’s arrangements generally do not have any significant post-delivery obligations. The Company offers products and services such as support, education and training, hardware upgrades and post-warranty support. For multiple element revenue arrangements, the Company establishes the fair value of these products and services based primarily on sales prices when the products and services are sold separately. If fair value cannot be established for undelivered elements, all of the revenue under the arrangement is deferred until those elements have been delivered. When collectibility is not reasonably assured, revenue is recognized when cash is collected. Revenue from education services and support services is recognized over the contract term or as the service is performed. The Company makes certain sales to product distributors. These customers are given certain privileges to return a portion of inventory. Return privileges generally allow distributors to return inventory based on a percent of purchases made within a specific period of time. The Company recognizes revenue on sales to distributors that have contractual return rights when the products have been sold by the distributors, unless there is sufficient customer specific sales and sales returns history to support revenue recognition upon shipment. In those instances when shipments made to distributors are recognized upon shipment of the products from the factory, the Company uses historical rates of return from the distributors to provide for estimated product returns in accordance with SFAS 48. Revenue from sales of software products is recognized provided that a purchase order has been received, the software has been shipped, collection of the resulting receivable is probable, and the amount of the related fees is fixed or determinable. To date, revenue from software transactions has not been significant. The Company accrues for warranty costs, sales returns, and other allowances at the time of shipment based on historical experience and expected future costs.

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

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. The allowance is recorded as a general and administrative expense in the Company’s financial statements. The Company bases its allowance on periodic assessments of its customers’ liquidity and financial condition through analysis of information obtained from credit rating agencies, financial statement review and historical collection trends. Additional allowances may be required if the liquidity or financial condition of its customers were to deteriorate.

Activity under the Company’s allowance for sales returns and doubtful accounts was comprised as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Balance at beginning of period	$4,990	$3,505	$7,969
Charged to revenue and expenses	1,764	2,345	1,355
Utilization	(2,616)	(2,233)	(5,819)
Allowance from acquired companies	1,505	1,373	—

Balance at end of period	$5,643	$4,990	$3,505

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

(g) Foreign Currency Translation

For operations outside the United States, the Company translates assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at end of period exchange rates. Revenues and expenses are translated at monthly average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries, is included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity (deficit). Realized gains and losses on foreign currency transactions are included in other income (expense) in the accompanying consolidated statement of operations.

(h) Cash and Cash Equivalents, Short Term Investments and Marketable Equity Securities

The Company considers all cash and highly liquid investments purchased with an original maturity of less than three months to be cash equivalents.

Short-term investments include securities with original maturities greater than three months and less than one year and are available for use in current operations or other activities. Short-term investments consist principally of debt securities of domestic municipalities and corporations. Marketable equity securities consist of investments in common stock of publicly traded companies and are reflected in prepaid and other current assets in the Company’s financial statements. Short-term investments and marketable equity securities have been classified as available for sale. Under this classification, the investments are reported at fair value, with unrealized gains and losses excluded from results of operations and reported, net of tax, as a component of other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included in results of operations. Gains and losses from the sale of securities are based on the specific-identification method.

Cash, cash equivalents, short term investments and marketable equity securities consisted of the following as of December 31, 2005 (in thousands):

	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and Cash Equivalents:
Cash	$25,709	$—	$—	$25,709
Money Market Funds	284	—	—	284
Commercial Paper	22,172	3	1	22,174
US Agency Securities	3,998	1	—	3,999

	$52,163	$4	$1	$52,166

Short term investments:
Commercial Paper	$11,018	$1	$5	$11,014
US Agency Securities	7,966	—	6	7,960

	$18,984	$1	$11	$18,974

Marketable equity securities *	$1,739	$—	$—	$1,739

*	The carrying value of these securities has been reduced by other-than-temporary declines in fair value.

Cash, cash equivalents, short term investments and marketable equity securities consisted of the following as of December 31, 2004 (in thousands):

	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and Cash Equivalents:
Cash	$24,434	$—	$—	$24,434
Money Market Funds	5,294	—	—	5,294
Commercial Paper	8,784	—	1	8,783
US Agency Securities	8,092	1	—	8,093

	$46,604	$1	$1	$46,604

Short term investments:
Commercial Paper	$7,067	$—	$1	$7,066
Corporate Debentures/Bonds	4,618	—	9	4,609
US Agency Securities	6,948	—	11	6,937

	$18,633	$—	$21	$18,612

In accordance with EITF 03-1, the following summarizes the fair value and gross unrealized losses related to available for sale securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2005 (in thousands):

	Less Than 12 Months
	Fair Value	Unrealized Loss
US Agency Securities	$5,464	$6
Commercial Paper	6,030	6

	$11,494	$12

(i) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of December 31, 2005 and 2004 due to the relatively short maturities of these instruments. The carrying value of the Company’s debt obligations at December 31, 2005 and 2004 approximate fair value due to their relatively short maturities, and the Company’s liquidity situation which would make default under these obligations unlikely.

(j) Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts, commercial paper and debt securities of domestic municipalities with credit ratings of AA or better. Cash and cash equivalents are principally held with various domestic financial institutions with high credit standing. The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, internet service providers, wireless carriers, and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the year ended December 31, 2004, sales to one customer represented 15% of net revenue. For the year ended December 31, 2003, sales to two customers represented 17% and 11% of net revenue, respectively. No other customer accounted for 10% or more of net revenue in 2005, 2004 or 2003. As of December 31, 2004 the Company had accounts receivable balances from one customer representing 10% of accounts receivable. No other customer accounted for 10% or more of accounts receivable in 2004 or 2005. As of December 31, 2005 and 2004, the Company had receivables from customers in international territories of approximately $19.7 million and $8.5 million, respectively.

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

The Company’s growth and ability to meet customer demands are also dependent on its ability to obtain timely deliveries of components from suppliers and contract manufacturers. The Company depends on contract manufacturers and sole or limited source suppliers for several key components. If the Company were unable to obtain these components on a timely basis, the Company would be unable to meet its customers’ product delivery requirements which could adversely impact operating results. While the Company is not solely dependent on one contract manufacturer, it expects to continue to rely on contract manufacturers to fulfill a portion of its product manufacturing requirements.

(k) Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives. Useful life for buildings is 30 years. Useful lives for laboratory and manufacturing equipment range from 10 to 30 years. Useful lives of all other property and equipment range from 3 to 5 years. Leasehold improvements are amortized over the shorter of 2 years or the remaining lease term.

(l) Goodwill

Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill. SFAS No. 142, Goodwill and Other Intangible Assets, requires that companies test for goodwill impairment at least annually using a two-step approach. The Company evaluates goodwill on an annual basis, at a minimum, and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The Company has determined that it operates in a single segment with one operating unit. The Company performs the annual goodwill impairment test using the market approach. If the carrying amount of the reporting unit exceeds its fair value, indication of goodwill impairment exists and a second step is performed to measure the amount of impairment loss, if any. During the year ended December 31, 2005, the Company recorded a non-cash goodwill impairment charge of $55.2 million as discussed in Note 3.

(m) Purchased Intangibles and Other Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future net undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Any assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

During the year ended December 31, 2005, the Company recorded a non cash impairment charge of $46.9 million related to the impairment of purchased technology and customer relationships as discussed in Note 3. During the year ended December 31, 2004, the Company recorded a non-cash charge of $0.2 million related to impairment of the acquired workforce from Gluon.

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

(o) Accounting for Stock-Based Compensation

The Company has elected to account for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Under this method, compensation expense is recorded on the date of grant only if the current fair value exceeds the exercise price. Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS 123, as amended.

In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), Share-Based Payment which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value-based method and the recording of such expense in our consolidated statements of operations.

The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123 below, it is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on its consolidated statements of operations and net income per share.

For the years ended December 31, 2005, 2004 and 2003, the fair value of the Company’s stock-based awards to employees was estimated using the following weighted average assumptions: expected term of 4.0, 4.0 and 4.6 years, respectively; risk-free interest rate of 4.1%, 3.1%, and 3.5%, respectively; expected volatility of 73%, 87%, and 78%, respectively; and expected dividend yield of zero. Prior to entering into the merger agreement with Tellium in July 2003, the Company used the minimum value option pricing model for privately-held companies which does not consider the impact of stock price volatility.

The following table illustrates the effect on net loss and net loss per share if the fair value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	Year ended December 31,
	2005	2004	2003
Net loss applicable to holders of common stock, as reported	$(126,891)	$(35,646)	$(29,875)
Add: Stock-based compensation expense included in reported net loss	3,272	1,606	1,153
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(8,804)	(7,417)	(3,081)

Pro forma net loss	$(132,423)	$(41,457)	$(31,803)

Loss per share applicable to holders of common stock:
As reported—basic and diluted	$(1.13)	$(0.42)	$(1.87)

Pro forma—basic and diluted	$(1.18)	$(0.48)	$(1.99)

(p) Income Taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2005 and 2004 due to the significant uncertainty regarding whether the deferred tax assets will be realized.

(q) Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss applicable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common equivalent shares are excluded if their effect is antidilutive. Potential common equivalent shares are composed of common stock subject to repurchase rights and incremental shares of common equivalent shares issuable upon the exercise of stock options and warrants, and upon conversion of convertible preferred stock and convertible debt.

(r) Other Comprehensive Income (Loss)

Other comprehensive income (loss) is recorded directly to stockholders’ equity (deficit) and includes unrealized gains and losses which have been excluded from the consolidated statements of operations. These unrealized gains and losses consist of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

(s) Recent Accounting Pronouncements

In May 2005 the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, which replaces Accounting Principles No. 20 (“APB 20”), Accounting Changes, and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.

In December 2004, the FASB enacted SFAS 123R which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value-based method and the recording of such expense in the consolidated statements of operations.

The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on its consolidated statements of income and net loss per share.

(t) Reclassifications

Certain amounts in prior years’ financial statements and related notes have been reclassified to conform to the 2005 presentation.

(2) Acquisitions

During the three years ended December 31, 2005, the Company made a number of purchase acquisitions. The consolidated financial statements include the operating results of each business from the date of acquisition. The Company records the estimated acquisition related liabilities at the date of acquisition. For each acquisition, amounts were allocated to purchased in-process research and development and intangible assets as described below.

Purchased In-Process Research and Development

The Company recorded charges for purchased in-process research and development of $1.2 million and $8.6 million during the years ended December 31, 2005 and 2004, respectively. The amounts allocated to purchased in-process research and development were determined through established valuation techniques used in the high-technology communications industry and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The values assigned to purchased in-process research and development were determined by identifying the ongoing research projects for which technological feasibility had not been achieved and assessing the state of completion of the research and development effort. The most significant and uncertain assumptions that affected the valuations were market events and risks outside of the Company’s control such as trends in technology, government regulations, market size and growth, and future product introduction by competitors.

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

(a) Paradyne Networks, Inc.

In September 2005, the Company completed the acquisition of Paradyne Networks, Inc. in exchange for total consideration of $184.5 million, consisting of common stock valued at $164.1 million, options and warrants to purchase common stock valued at $19.4 million, and acquisition costs of $1.0 million. Common stock and options were valued using an average closing price as reported by NASDAQ for the two days immediately proceeding and following the announcement of the merger and the date of the announcement. The Company acquired Paradyne to strengthen its position as a leading provider of next-generation local access network solutions as well as increase its customer base. Paradyne had an existing contract with the Company to resell certain of the Company’s products.

The purchase consideration was allocated to the fair values of the assets acquired as follows: net tangible assets—$49.6 million, amortizable intangible assets—$54.8 million, purchased in-process research and development—$1.2 million, goodwill—$78.0 million, and deferred compensation—$0.9 million. The amount allocated to purchased in-process research and development was charged to expense during the third quarter of 2005, because technological feasibility had not been established and no future alternative uses for the technology existed. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. Of the amount allocated to amortizable intangible assets, $12.3 million was allocated to core technology and $10.1 million was allocated to patents, both of which were assigned an estimated useful life of five years. Of the remaining $32.4 million, $3.3 million was allocated to backlog and $29.1 million was allocated to customer relationships, which were assigned estimated useful lives of six months and seven years, respectively.

Net tangible assets acquired consisted of total assets of $71.4 million, of which $70.4 million were current, offset by assumed liabilities of $21.8 million. Assumed liabilities included employee severance and estimated exit costs of $12.8 million, which were recorded based on Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3). As a result of the Paradyne acquisition, the Company assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and has an estimated remaining obligation of approximately $27.2 million. The Company intends to continue to occupy only a portion of these facilities and is currently evaluating its options to exit or sublet the excess portion. The Company has recorded an amount which it believes is adequate to cover estimated costs to exit or sublet the excess portion of these facilities based on current information. The Company intends for finalize the purchase price allocation once it determines the course of action and actual costs associated with exiting the excess facilities in 2006. A summary of the current period activity related to severance and exit costs accrued in accordance with EITF 95-3 is as follows (in thousands):

	Severance	Exit Costs	Total
Liability recorded at acquisition date	$5,080	$7,670	$12,750
Cash payments	(4,670)	(1,904)	(6,574)

Balance at December 31, 2005	$410	$5,766	$6,176

The remaining costs accrued under EITF 95-3 are expected to be paid in 2006.

(b) Sorrento Networks Corporation

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

The purchase consideration was allocated to the fair values of the assets acquired as follows: net tangible assets—$23.4 million, amortizable intangible assets—$14.8 million, purchased in-process research and development—$2.4 million, goodwill—$57.2 million, and deferred compensation—$0.2 million. The amount allocated to purchased in-process research and development was charged to expense during the third quarter of 2004, because technological feasibility had not been established and no future alternative uses for the technology existed. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. Of the amount allocated to amortizable intangible assets, $9.2 million was allocated to core technology, which is being amortized over an estimated useful life of five years. The remaining $5.6 million was allocated to customer relationships, which is being amortized over an estimated useful life of four years.

Assumed liabilities related to the Sorrento acquisition totaled $27.0 million, the most significant component of which was long-term debt and debentures totaling $15.8 million. Following the consummation of the acquisition, the Company sold certain excess facilities acquired from Sorrento. The net proceeds were used to repay the associated long-term debt of $4.1 million and convertible debentures of $2.5 million. The assumed liabilities also included employee severance cost of $1.6 million and exit costs of $0.3 million, which were recorded based on EITF 95-3. As of December 31, 2005 and December 31, 2004, there were approximately $20,000 and $25,000, respectively, in accrued liabilities related to this acquisition.

(c) Gluon Networks, Inc.

In February 2004, the Company acquired certain assets of Gluon Networks, Inc. in exchange for total consideration of $6.5 million, consisting of common stock valued at $5.7 million, $0.7 million of cash and

$0.1 million of acquisition related costs. One of the Company’s directors is a partner of a venture capital firm which is a significant stockholder of Zhone, and which was also a significant stockholder of Gluon. The transaction was accounted for as an asset acquisition rather than a business combination, since only assets were acquired, which consisted primarily of Gluon’s intellectual property. Gluon was a development stage company that had developed a product for customer trials but had not generated any revenue to date. The Company agreed to acquire Gluon’s intellectual property and hired approximately ten of the former Gluon employees. The Company acquired the Gluon technology to incorporate elements of this technology into its future product offerings.

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

(d) Tellium, Inc.

In November 2003, the Company completed the acquisition of Tellium, Inc. in exchange for total consideration of approximately $173.3 million, consisting of common stock valued at $119.4 million, options and warrants to purchase common stock valued at $7.9 million, assumed liabilities of $42.8 million, and acquisition costs of $3.2 million. The transaction was treated as a reverse merger for accounting purposes, in which the Company was treated as the acquirer based on factors including the relative voting rights, board control and senior management composition.

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

	Severance	Facility Exit Costs	Total
Liability recorded at acquisition date	$22,816	$2,372	$25,188
Cash payments	(19,574)	—	(19,574)

Balance at December 31, 2003	3,242	2,372	5,614
Cash payments	(3,462)	(1,639)	(5,101)
Adjustments	400	(83)	317

Balance at December 31, 2004	180	650	830
Cash payments and settlements	(2)	(650)	(652)

Balance at December 31, 2005	$178	$—	$178

The remaining costs accrued under EITF 95-3 are expected to be paid by the first half of 2006.

(e) NEC eLuminant Technologies

In February 2003, the Company acquired NEC eLuminant Technologies, Inc. (“eLuminant”), a subsidiary of NEC USA, Inc., in exchange for total consideration of approximately $13.6 million consisting of $10.1 million in stock, $3.2 million in assumed liabilities and $0.3 million in acquisition costs. The Company issued approximately 4.2 million shares of Series B redeemable convertible preferred stock. The value of the preferred stock issued was determined based on the income approach valuation methodology. The purchase consideration was allocated to the fair values of the assets acquired as follows (in thousands):

Receivables and inventory	$4,652
Intangible assets	4,840
Goodwill	4,083

$13,575

Of the amount allocated to amortizable intangibles assets, $2.2 million was allocated to developed technology, $1.7 million to customer lists, and $1.0 million to patents and trademarks, which are being amortized over an estimated useful life of three years.

eLuminant developed a family of multiplexers and digital loop carrier products. The primary reasons for the acquisition of eLuminant were to gain access to its product portfolio, strengthen the Company’s customer base and increase the Company’s workforce with experienced personnel. As of December 31, 2005 and December 31, 2004, there were no accrued liabilities related to this acquisition.

(f) Pro forma Combined Results of Operations

The Company’s results of operations include the results of operations for Paradyne and Sorrento from September 2005 and July 2004, respectively, following the consummation of the mergers. The following table reflects the unaudited pro forma combined results of operations of the Company on the basis that the acquisition of Paradyne took place at the beginning of each year presented and the acquisition of Sorrento took place at the beginning of 2004 (in thousands, except per share amounts):

	2005	2004
Net revenue	$223,128	$210,839
Net loss	(139,267)	(60,945)
Net loss per share—basic and diluted	(0.95)	(0.42)
Number of shares used in computation—basic and diluted	146,727	145,652

The pro forma financial information is not necessarily indicative of the operating results that would have occurred, had the acquisitions been consummated as of the beginning of each year presented, nor are they necessarily indicative of future operating results.

(3) Long-lived Assets, Goodwill and Other Acquisition-Related Intangible Assets

In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long Lived Assets, the Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

During the fourth quarter of 2005, the Company recorded a non-cash impairment charge of $46.9 million related to acquired intangibles consisting of customer lists and developed technology. The primary circumstance leading to the impairment of these intangibles was a decline in the Company’s projected future cash flows associated with customers and technology attributable to the Company’s prior acquisitions.

During the second quarter of 2004, the Company recorded a non-cash impairment charge of $0.2 million relating to the Gluon acquired workforce, because the majority of the former Gluon employees were no longer employed by the Company.

The Company estimated the fair value of its long-lived assets based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, the Company was required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables.

Changes in the carrying amount of intangible assets were as follows (in thousands):

	2005	2004
Beginning net book value	$17,847	$12,877
Acquired intangibles	56,770	15,102
Amortization	(12,452)	(9,893)
Impairment of intangibles	(46,856)	(239)
Sale of intangibles	(671)	—

Ending net book value	$14,638	$17,847

Details of the Company’s acquisition-related intangible assets are as follows (in thousands):

	December 31, 2005
	Gross Amount	Accumulated Amortization/ Impairment	Net	Weighted Average Useful Life
Developed technology	$33,420	$(33,420)	$—	0.0
Customer lists/relationships	43,549	(41,822)	1,727	6.5
Core technology	33,662	(32,002)	1,660	5.0
Others	14,807	(3,556)	11,251	4.8

Total	$125,438	$(110,800)	$14,638

	December 31, 2004
	Gross Amount	Accumulated Amortization/ Impairment	Net	Weighted Average Useful Life
Developed technology	$35,596	$(33,103)	$2,493	3.7
Customer lists/relationships	12,867	(6,410)	6,457	3.9
Core technology	21,342	(13,028)	8,314	5.0
Others	3,703	(3,120)	583	3.3

Total	$73,508	$(55,661)	$17,847

Amortization expense of other acquisition-related intangible assets was $12.5 million, $9.9 million and $7.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Projected amortization expense for the fiscal years ending December 31, is as follows (in thousands):

2006	$4,334
2007	3,248
2008	3,119
2009	2,589
2010	1,348

Total	$14,638

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company reviews goodwill for impairment at least annually. As the Company has determined that it operates in a single segment with one reporting unit, the fair value of its reporting unit is performed at the Company level. As the first step of its goodwill impairment test, the Company compares the fair value of the reporting unit to its carrying value. For these purposes, the Company’s market capitalization based on its publicly traded equity securities is used as a primary indicator of the fair value of the reporting unit. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. However, if the carrying value exceeds the fair value, then a second step of goodwill impairment test is performed. In this second step, the Company compares the implied fair value of the reporting unit to its carrying value using a combination of the market capitalization approach with a control premium and the income approach using discounted cash flows.

During the fourth quarter of 2005, the Company determined that the carrying value of its reporting unit exceeded its implied fair value resulting in a non-cash impairment charge to goodwill of $55.2 million.

Changes in the carrying amount of goodwill were as follows (in thousands):

	Year ended December 31,
	2005	2004
Beginning balance	$157,232	$100,337
Goodwill acquired	78,019	57,193
Impairment of goodwill	(55,250)	—
Other adjustments	—	(298)

Ending balance	$180,001	$157,232

(4) Balance Sheet Detail

Balance sheet detail as of December 31, 2005 and 2004 is as follows (in thousands):

	2005	2004
Inventories:
Raw materials	$32,374	$28,918
Work in process	11,388	6,269
Finished goods	4,608	2,165

	$48,370	$37,352

Property and equipment:
Land	$6,321	$6,321
Buildings	13,920	13,920
Machinery and equipment	5,594	3,817
Computers and acquired software	3,330	2,683
Furniture and fixtures	427	428
Leasehold improvements	511	343

	30,103	27,512
Less accumulated depreciation and amortization	6,006	4,545

	$24,097	$22,967

Depreciation and amortization expense associated with property and equipment amounted to $1.8 million, $1.4 million and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

	2005	2004
Accrued and other liabilities (in thousands):
Accrued contract manufacturing costs	$929	$6,353
Accrued warranty	5,247	5,839
Accrued compensation	2,988	2,104
Accrued acquisition costs	6,519	466
Deferred revenue	1,363	2,999
Other	7,564	6,177

	$24,610	$23,938

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table summarizes the activity related to the product warranty liability during the years ended December 31, 2005 and 2004 (in thousands):

Balance at December 31, 2003	$5,856
Charged to operations	355
Warranty reserve from acquired companies	1,600
Claims/settlements	(1,972)

Balance at December 31, 2004	5,839
Charged to operations	2,090
Warranty reserve from acquired companies	1,750
Claims/settlements	(4,432)

Balance at December 31, 2005	$5,247

(5) Debt

Debt consisted of the following as of December 31, 2005 and 2004 (in thousands):

	2005	2004
Secured real estate loan due April 2011	$20,000	$32,061
Convertible debentures assumed in Sorrento acquisition due August 2007	8,867	9,252
Note payable due 2006	900	—

	29,767	41,313
Less current portion of long-term debt	1,170	1,378

	28,597	$39,935

Aggregate debt maturities as of December 31, 2005 were $1.2 million in fiscal 2006, $9.2 million in fiscal 2007, $0.3 million in fiscal 2008 and 2009, $0.4 million in fiscal 2010 and $18.4 million thereafter. In addition, the Company had $14.5 million outstanding under its line of credit agreement at December 31, 2005 and 2004, respectively.

In December 2005, the Company entered into an amendment to an existing loan with a financial institution relating to the financing of its Oakland, California campus (the “Amended Loan”). Under the Amended Loan, (a) the outstanding principal balance was reduced from approximately $31.1 million to approximately $20.0 million, (b) the maturity date was extended five years to April 1, 2011, (c) the floor rate was reduced from 8.0% per annum to 6.5% per annum, (d) the variable rate margin was reduced from 3.5% per annum to 3.0% per annum, (e) the amortization period was amended to a period of 25 years commencing on January 1, 2006, and (f) the financial institution cancelled the Company’s $6.0 million letter of credit. Interest accrues on the unpaid principal balance at a variable interest rate (which adjusts every six months) equal to the sum of the LIBOR rate plus 3.0% per annum; provided that in no event will the variable interest rate (a) exceed 14.2488% per annum, (b) be less than 6.5% per annum, or (c) be adjusted by more than 1.0% at any adjustment date. The Company is obligated to make monthly payments of principal and interest in an amount which fully amortizes the then unpaid principal balance of the loan and interest accruing thereon at the interest rate in effect in equal monthly installments over the remaining term of the amortization period. The interest rate was 7.7% as of December 31, 2005. The Company’s obligations under the Amended Loan remain secured by a security interest in the Company’s campus. As of December 31, 2005 and 2004, the debt is collateralized by land and buildings with a net book value of $18.9 million and $19.3 million, respectively.

In March 2005, the Company entered into a settlement agreement with a contract manufacturer. As a result of this settlement, the Company issued a $3.8 million non-interest bearing promissory note with a term of 14 months in return for inventory and settlement of liabilities, which included inventory purchase commitments of $4.5 million. As of December 31, 2005, $0.9 million was outstanding under this promissory note, and is classified in the current portion of long-term debt.

In July 2004, the Company assumed convertible debentures of $11.7 million relating to the acquisition of Sorrento, with an interest rate of 7.5%. The outstanding principal amount of the convertible debentures was $8.9 million and $9.3 million as of December 31, 2005 and 2004, respectively, and matures in August 2007. The debentures are callable by the Company at any time, and can be converted into common stock at the option of the holder at a conversion price of $6.02 per share.

At December 31, 2004, the Company had a revolving credit facility agreement with a financial institution under the terms of which the lender committed a maximum of $25.0 million on a secured, revolving basis. Under this line of credit agreement, $14.5 million was outstanding at December 31, 2004, and an additional $9.1 million was committed as security for various letters of credit. Borrowings under this line of credit agreement bear interest at the financial institution’s prime rate or LIBOR plus 2.9%, at the Company’s election.

In March 2005, the Company entered into an amendment to this existing revolving credit facility providing for a one year extension of the term and an increase in the size of the facility from $25 million to $35 million (the

“Amended Facility”). Under the Amended Facility, the Company has the option of either borrowing funds at agreed upon rates of interest or selling specific accounts receivable to the financial institution, on a limited recourse basis, at agreed upon discounts to the face amount of those accounts receivable, so long as the aggregate amount of outstanding borrowings and financed accounts receivable does not exceed $35 million. The amounts borrowed will bear interest, payable monthly, at a floating rate that, at the Company’s option, is either (1) the financial institution’s prime rate, or (2) the sum of the LIBOR rate plus 2.9%; provided that in either case, the minimum interest rate is 4.0%. The Amended Facility contains certain financial covenants and customary affirmative covenants and negative covenants. The interest rate was 7.25% at December 31, 2005. Under this line of credit agreement, $14.5 million was outstanding at December 31, 2005, and an additional $5.4 million was committed as security for various letters of credit. This agreement was scheduled to expire in February 2006.

On February 24, 2006, the Company entered into an amendment to its existing revolving credit facility, which was scheduled to expire in February 2006, providing for a one year extension of the term of the existing facility and a voluntary decrease in the size of the facility from $35 million to $25 million (the “Amended Facility”). Under the Amended Facility, the Company has the option of either borrowing funds at agreed upon rates of interest or selling specific accounts receivable to the financial institution, on a limited recourse basis, at agreed upon discounts to the face amount of those accounts receivable, so long as the aggregate amount of outstanding borrowings and purchased accounts receivable does not exceed $25 million. The amounts borrowed will bear interest, payable monthly, at a floating rate that, at the Company’s option, is either (1) the financial institution’s prime rate, or (2) the sum of the LIBOR rate plus 2.9%; provided that in either case, the minimum interest rate is 4.0%.

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

(6) Stockholders’ Equity (Deficit)

(a) Overview

As of December 31, 2005 and 2004, the Company’s equity capitalization consisted of 147.8 million and 94.1 million outstanding shares of common stock, respectively. In November 2003, upon the consummation of the merger with Tellium, all of the outstanding shares of Zhone Series AA and Series B convertible preferred stock were converted into common stock, and the stockholders of Zhone received 0.47 of a share of Tellium common stock for each outstanding share of Zhone common stock.

(b) Common Stock

At December 31, 2005, the Company had 900 million shares of common stock authorized for issuance, of which 147.8 million shares were issued and outstanding.

At inception, the Company issued to its founders 4.7 million shares of its common stock at $0.002 per share. In October 1999, the Company’s board of directors approved amendments to the Company’s certificate of incorporation to increase the number of authorized shares of common stock and approved a 7.5 for 1 stock split of all issued and outstanding common stock.

In connection with an equity restructuring in 2002, all of the Company’s common stock was subject to a 10 for 1 reverse split. All of the common stock held by the founders was exchanged for an aggregate 3.5 million shares of common stock, of which 3.4 million were subject to a Company right of repurchase, at $0.002 per share, which lapsed monthly from July 1, 1999 to July 1, 2003.

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

As of December 31, 2005 and 2004, none of the shares issued to certain founders were subject to repurchase by the Company.

(c) Redeemable Convertible Preferred Stock

During the year ended December 31, 2003, the Company had Series AA and Series B redeemable convertible preferred stock outstanding and was recording accretion on this preferred stock to its stated redemption price. In 2003 the Company accrued, by charging paid in capital $12.7 million on all outstanding series AA and Series B redeemable convertible preferred stock. All outstanding shares of preferred stock were converted to common stock prior to the consummation of the Tellium merger in November 2003.

In conjunction with the Company’s original capitalization, in November 1999, the Company had issued 58.8 million shares of Series A redeemable convertible preferred stock to an investor group in exchange for capital contributions of $500 million, which equates to a purchase price per share of $8.51. In conjunction with a reverse split in July 2002, the Company issued 29.4 million shares of Series AA redeemable convertible preferred stock with a redemption amount of $250.0 million and cancelled 58.8 million shares of Series A redeemable convertible preferred stock with a redemption amount of $500.0 million. The Company recorded the Series AA at its estimated fair value of $126.5 million as of that date and reclassified the difference of $360.6 million between the carrying value of the Series A of $487.1 million and the fair value of the Series AA as additional paid-in capital. The carrying value of the Series AA was being accreted ratably to the redemption amount of $250.0 million over the period to redemption.

In July 2002, the Board of Directors authorized the issuance of up to 8.0 million shares of Series B redeemable convertible preferred stock at a purchase price of $4.31. In July 2002, the Company issued 4.6 million shares of Series B redeemable convertible preferred stock in connection with an acquisition. In August 2002, the Company issued 0.8 million shares of Series B redeemable convertible preferred stock in exchange for 31,170 shares of exercised and unvested common stock options with an exercise price of $25.53 or higher.

(d) Warrants

At December 31, 2005, the Company had a total of 2.7 million warrants to purchase common stock outstanding at a weighted average exercise price of $4.69 per share. No warrants were exercised in 2005. During the three years ended December 31, 2005, warrants were issued or assumed by the Company as described below.

In September 2005, through the acquisition of Paradyne, the Company assumed a fully vested warrant to purchase 1.1 million shares of the Company’s common stock at an exercise price of $5.42 per share. This warrant was valued using the Black-Scholes option pricing model. The resulting fair value was minimal as the warrant expired on December 31, 2005 and the exercise price was higher than the market price.

In July 2004, through the acquisition of Sorrento, the Company assumed fully vested warrants to purchase 2.7 million shares of the Company’s common stock at a weighted average exercise price of $4.42 per share. These warrants were valued using the Black-Scholes option pricing model and the resulting fair value of $7.1 million was included in the purchase price for the acquisition. These warrants will expire in the years 2007 through 2009.

In November 2003, through the acquisition of Tellium, the Company assumed fully vested warrants to purchase 0.3 million shares of the Company’s common stock at a weighted average exercise price of $45.53 per share. These warrants were valued using the Black-Scholes option pricing model and the resulting fair value of $0.3 million was included in the purchase price for the acquisition. These warrants expired in 2005.

(e) Stock Option Plans

As of December 31, 2005, the Company has several stock option plans, under which a total of 13.4 million shares of common stock are available for grant. The plans provide for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors, consultants and advisors of the Company. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant, except that any options granted to a 10% shareholder must have an exercise price equal to at least 110% of the fair market value of the Company’s common stock on the date of grant. The Board of Directors determines the term of each option, the option exercise price and the vesting terms. Stock options generally expire ten years from the date of grant and vest over a period of four years.

Through the acquisition of Paradyne in September 2005, the Company assumed several stock option plans, including the Amended and Restated 1996 Equity Incentive Plan, the 1999 Non-employee Directors’ Stock Option Plan and the 2000 Broad-Based Stock Plan under which a total of 8.8 million shares were available for grant at December 31, 2005.

In February 2006, the Company amended and froze certain plans to provide that no further awards be made under any of the frozen plans after February 15, 2006. With this amendment, approximately 11.0 million shares are no longer available for grant.

Through the acquisition of Tellium in November 2003, the Company assumed several stock option plans, including the 2002 Stock Incentive Plan, the 2001 Stock Incentive Plan, and the Amended and Restated 2001 Stock Incentive Plan, under which a total of 3.8 million shares were available for grant at December 31, 2005. The Board of Directors in November 2003 amended the Plans to change the name from Tellium to Zhone. In 2005, stock options were primarily issued under the Amended and Restated 2001 Stock Incentive Plan. On January 1 of each year, if the number of shares available for grant under the Amended and Restated 2001 Stock Incentive Plan is less than 5% of the total number of shares of common stock outstanding as of that date, the shares available for grant under the plan are automatically increased by the amount necessary to make the total number of shares available for grant equal to 5% of the total number of shares of common stock outstanding, or by a lesser amount as determined by the Board of Directors.

Prior to the Tellium merger, stock options were primarily issued under the Company’s 1999 Stock Option Plan, which was not assumed by the surviving entity and effectively terminated. Options granted under the 1999 Stock Option Plan remain in effect as originally granted. Options granted under this plan were immediately exercisable, subject to a repurchase option at the original exercise price paid per share which lapses over the original vesting schedule of options. As of December 31, 2005, 13,979 shares were subject to repurchase at a weighted average price of $3.96 per share. As of December 31, 2004, 130,654 shares were subject to repurchase at a weighted average price of $2.16 per share.

Through the acquisition of Sorrento in July 2004, the Company assumed several stock option plans, including the Osicom Technologies, Inc. 1988 Stock Plan, Amended and Restated Osicom Technologies, Inc. 1997 Incentive and Non-Qualified Stock Option Plan, Sorrento Networks Corporation 2000 Stock Incentive Plan, and the 2003 Equity Incentive Plan, under which a total of 0.8 million shares were available for grant as of December 31, 2005, however the Company no longer intends to issue stock option grants under these Plans.

The Company assumed the 2002 Employee Stock Purchase Plan (“ESPP”) from Tellium, and the Board of Directors in November 2003 amended the Plan to change the name from Tellium to Zhone. As of December 31, 2005, 1.0 million shares were available for future issuance. On January 1 of each year, the number of shares reserved for issuance under the ESPP is automatically increased by 2.5% of the total number of shares of common stock outstanding as of the end of the previous year, provided that the aggregate number of shares issued over the term of the ESPP does not exceed 1.5 million shares. Eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning of each offering period or the end of each purchase period. Participation is limited to 10% of an employee’s eligible compensation not to exceed amounts allowed by the Internal Revenue Code. Employees of the Company became eligible to participate in the plan on January 1, 2004. In 2005, the Company issued 0.4 million shares under the ESPP.

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

A summary of the activity under all of the Company’s stock option plans for the three years ended December 31, 2005 is as follows:

	Options	Weighted average exercise price
Outstanding as of December 31, 2002	1,803,192	$7.89
Granted	1,647,534	4.00
Assumed from Tellium	2,973,640	4.17
Canceled	(760,141)	16.45
Exercised	(796,611)	1.62

Outstanding as of December 31, 2003	4,867,614	4.03
Granted	4,903,349	3.30
Assumed from Sorrento	1,830,424	35.66
Canceled	(1,698,321)	33.56
Exercised	(640,103)	1.62

Outstanding as of December 31, 2004	9,262,963	4.55
Granted	5,034,194	2.62
Assumed from Paradyne	14,567,042	6.06
Canceled	(2,842,994)	5.75
Exercised	(1,313,405)	1.73

Outstanding as of December 31, 2005	24,707,800	$5.07

Additional information regarding options outstanding as of December 31, 2005 is as follows:

Exercise price	Shares outstanding	Weighted average remaining contractual life (years)	Weighted average Exercise price	Shares exercisable	Weighted average Exercise price
$ 0.21 – $1.50	3,335,235	4.6	$1.23	3,138,290	$1.22
$ 1.55 – $2.28	4,671,438	4.2	$1.90	3,805,814	$1.93
$ 2.30 – $2.99	5,364,630	9.2	$2.65	1,887,636	$2.68
$ 3.01 – $3.19	3,190,339	7.7	$3.09	1,299,074	$3.09
$ 3.20 – $3.81	3,888,084	6.1	$3.32	3,309,773	$3.31
$ 3.83 – $24.84	3,701,739	5.1	$14.42	3,389,724	$15.38
$ 25.07 – $511.11	556,335	3.3	$39.32	556,335	$39.32

$ 0.21 – $511.11	24,707,800	6.2	$5.07	17,386,646	$6.05

The weighted average fair value at grant date of options granted for the years ended December 31, 2005, 2004 and 2003 was $1.65, $2.03 and $3.53 per share, respectively, and the weighted average remaining contractual life of options outstanding at December 31, 2005, 2004 and 2003 was 6.2, 8.0 and 6.9 years, respectively.

(f) Stock-Based Compensation

In connection with its stock option grants, the Company recorded stock-based compensation expense of $3.3 million, $1.6 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. For employee stock options, such amounts are based on the intrinsic value, which represents the difference at the grant date between the exercise price of each stock option granted and the fair market value of the underlying common stock. The resulting deferred stock compensation is amortized over the vesting periods of the applicable options, generally over four years. For each period presented, the amortization of deferred stock compensation expense is offset by a benefit due to the reversal of previously recorded stock compensation expense on forfeited shares.

During the years ended December 31, 2005, 2004 and 2003, the Company issued options to non-employees to purchase 1,257,920, 13,760 and 28,200 shares of common stock, respectively. The majority of the options are immediately exercisable and expire 10 years from the date of grant. The Company values these options using the Black-Scholes model. The options subject to vesting are revalued at each balance sheet date to reflect their current fair value. The Company may record a benefit due to a fluctuation in fair value of the Company’s common stock. The following assumptions were used in determining the fair value of the non-employee options for the years ended December 31, 2005, 2004 and 2003: contractual life of 10 years; risk-free interest rate of 4.1%, 3.5%, and 4.3%, respectively; expected volatility of 73.0%, 84% and 84%, respectively; and expected dividend yield of 0%.

Stock-based compensation expense for the three years ended December 31, 2005 was comprised as follows (in thousands):

	Year ended December 31
	2005	2004	2003
Amortization of deferred compensation	$653	$1,734	$6,533
Benefit due to reversal of previously recorded stock compensation expense on forfeited shares	(19)	(135)	(5,526)
Compensation expense relating to non-employees	2,638	7	142
Compensation expense relating to exchange of stock options	—	—	4

	$3,272	$1,606	$1,153

(7) Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year ended December 31
	2005	2004	2003
Numerator:
Net loss	$(126,891)	$(35,646)	$(17,175)
Accretion on preferred stock	—	—	(12,700)

Net loss applicable to holders of common stock	$(126,891)	$(35,646)	$(29,875)

Denominator:
Weighted average common stock outstanding	112,077	85,909	16,358
Adjustment for common stock issued subject to repurchase	(73)	(164)	(407)

Denominator for basic and diluted calculation	112,004	85,745	15,951

Basic and diluted net loss per share applicable to holders of common stock	$(1.13)	$(0.42)	$(1.87)

The following table sets forth potential common stock that is not included in the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (in thousands):

	2005	Weighted Average Exercise price
Weighted average common stock issued subject to repurchase	73	$3.06
Warrants	2,716	4.69
Convertible debentures	1,473	6.02
Outstanding stock options	24,708	5.07

	28,970

	2004	Weighted Average Exercise price
Weighted average common stock issued subject to repurchase	164	$2.16
Warrants	3,030	9.20
Convertible debentures	1,537	6.02
Outstanding stock options	9,263	4.55

	13,994

	2003	Weighted Average Exercise price
Weighted average common stock issued subject to repurchase	407	$1.94
Warrants	406	39.98
Outstanding stock options	4,868	4.03

	5,681

As of December 31, 2005 and 2004, there were approximately 13,979 and 130,654 shares, respectively, of issued common stock subject to repurchase.

(8) Income Taxes

The following is a summary of the components of income tax expense (benefit) applicable to net loss before income taxes (in thousands):

	Year ended December 31
	2005	2004	2003
Current:
Federal	$—	$—	$(8,029)
State	95	131	45
Foreign	120	74	206

	215	205	(7,778)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	$215	$205	$(7,778)

A reconciliation of the expected tax expense (benefit) to the actual tax expense (benefit) is as follows (in thousands):

	Year ended December 31
	2005	2004	2003
Expected tax benefit at statutory rate	$(44,337)	$(12,404)	$(8,733)
State taxes, net of Federal effect	62	86	29
Increase (decrease) in tax resulting from:
Acquired in-process research and development	417	856	—
Stock-based compensation	1,037	331	404
Goodwill amortization and impairment	19,338	—	—
Change in tax contingency reserve	—	—	(8,029)
Valuation allowance	20,292	8,707	5,472
Foreign losses	3,178	2,179	2,885
Other	228	450	194

	$215	$205	$(7,778)

The change in tax contingency reserve in 2003 pertained to net operating loss carryback claims which were realized in 2003. The Company acquired a subsidiary that had previously paid income taxes. After the acquisition, the subsidiary incurred net operating losses for which refund claims were filed. The Company did not recognize the tax benefits at the time the claims were filed because of uncertainties with regard to application of the tax law to the carryback claims and the determination of the allowable loss attributable to the subsidiary.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Deferred assets:
Inventory and other reserves	$25,918	$21,253
Net operating loss, capital loss, and tax credit carryforwards	419,670	350,478
Fixed assets and intangible assets	39,482	63,413
Purchased intangibles	40,802	20,666
Other	4,162	1,829

Gross deferred tax assets	530,034	457,639
Less valuation allowance	(530,034)	(457,639)

Total deferred tax assets	$—	$—

The Company has established a valuation allowance to reduce the deferred tax assets to a level that the Company believes is more likely than not to be realized through future taxable income. Approximately $0.9 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to paid-in capital rather than current income when subsequently recognized. Also, approximately $342.6 million of the valuation allowance for deferred tax assets relates to various acquisitions, the benefit from which will be allocated to goodwill and other non-current identifiable intangible assets related to the acquisition rather than current tax expense when subsequently recognized.

For the years ended December 31, 2005 and 2004, the net changes in the valuation allowance were increases of $72.4 million and $294.5 million, respectively. The Company recorded a full valuation allowance against the net deferred tax assets at December 31, 2005 and 2004 since it is more likely than not that the net deferred tax assets will not be realized due to the lack of previously paid taxes and anticipated taxable income.

As of December 31, 2005, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $1,064.0 million and $372.8 million, respectively, which are available to offset future taxable income, if any, in years through 2025 and 2015, respectively. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change could be significantly reduced. The Company’s deferred tax asset and related valuation allowance would be reduced as a result. The Company has not yet performed a Section 382 study to determine the amount of reduction, if any.

As of December 31, 2005, the Company had capital loss carryforwards for federal and state income tax purposes of approximately $1.7 million which are available to offset future capital gain income, if any. These capital loss carryforwards expire in various years from 2006 through 2010.

As of December 31, 2005, the Company also had research credit carryforwards for federal and state income tax purposes of approximately $19.7 million and $7.9 million, respectively, which are available to reduce future income taxes, if any, in years through 2025 and over an indefinite period, respectively. Additionally, the Company had alternative minimum tax credit carryforwards for federal income tax purposes of approximately $0.1 million which are available to reduce future income taxes, if any, over an indefinite period. The Company also had enterprise zone credit carryforwards for state income tax purposes of approximately $0.2 million which are available to reduce future state income taxes, if any, in years through 2010.

(9) Related-Party Transactions

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

On July 29, 2003, the Company borrowed $2.0 million from Morteza Ejabat, Chairman, President and Chief Executive Officer of Zhone, and Jeanette Symons, Chief Technology Officer of Zhone. On August 7, 2003, the Company borrowed an additional $2.0 million from Ms. Symons. Each of these loans had an interest rate of 12% per year and matured upon the closing of the Company’s merger with Tellium. The principal balance and accrued interest for each loan were repaid in November 2003. Mr. Ejabat and Ms. Symons received interest income relating to the loans of $35,836 and $106,521, respectively.

In the ordinary course of business, the Company’s executive officers and non-employee directors are reimbursed for travel related expenses when incurred for business purposes. The Company reimburses its Chairman, President and Chief Executive Officer, Morteza Ejabat, for the direct operating expenses incurred in the use of his private aircraft when used for business purposes. The amount reimbursed for these expenses was $753,000, $524,000 and $473,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

In July 2002, the Company loaned $0.6 million to its founders under promissory notes for the purchase of common stock. The notes accrue interest at a rate of 5.50% compounded annually and expire on July 11, 2006, on which date all unpaid interest and principal is due on demand. Because the Company has forgiven full recourse promissory notes from employees in the past, these promissory notes issued to the founders were treated as non-recourse promissory notes for accounting purposes and recorded as compensation expense in 2002.

(10) Commitments and Contingencies

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options.

Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and services fees, are as follows (in thousands):

Operating leases
Year ending December 31:
2006	$4,822
2007	4,106
2008	3,970
2009	3,970
2010	3,891
2011 and beyond	7,782

Total minimum lease payments	$28,541

The total minimum lease payments shown above include projected payments and obligations for leases that the Company is no longer utilizing, some of which relate to excess facilities obtained through acquisitions. At

December 31, 2005, the Company had estimated commitments of $27.2 million related to facilities assumed as a result of the Paradyne acquisition, of which $5.6 million was accrued for excess facilities. Rent expense under operating leases totaled $1.9 million, $3.4 million and $3.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. Sublease rental income totaled $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The Company has agreements with various contract manufacturers which include inventory repurchase commitments for excess material based on the Company’s sales forecasts. The Company has recorded a liability for estimated charges of $0.8 million and $4.5 million related to these arrangements as of December 31, 2005 and 2004, respectively.

The Company has issued letters of credit to ensure its performance or payment to third parties in accordance with specified terms and conditions, which amounted to $0.4 million and corresponding restricted cash of $0.3 million related to the amounts outstanding under these letters of credit as of December 31, 2004. There were no letters of credit issued as of December 31, 2005.

In March 2005, the Company sold all inventory and associated assets related to one of its legacy product lines to a third party. As part of this transaction, the Company and the buyer also entered into a technology license and option agreement in which the Company granted the buyer a license to the intellectual property associated with this legacy product line, and also granted the buyer an option to acquire the intellectual property at any time during the term of the agreement. As consideration for the license and the option, the buyer is obligated to pay the Company a total license fee of approximately $3.5 million payable in quarterly contingent installments of 50% of the buyer’s EBITDA for the prior quarter. In addition, there is a quarterly option maintenance payment equal to 2.5% (10% annually) of the unpaid total license fee. Future income associated with the payments received from the technology license will be recorded when and if realized. As of December 31, 2005, the Company had received $0.2 million from this transaction.

(11) Litigation

Tellium Matters

On various dates between approximately December 10, 2002 and February 27, 2003, numerous class action securities complaints were filed against Tellium in the United States District Court for the District of New Jersey. On May 19, 2003, a consolidated amended complaint representing all of the actions was filed. The complaint alleges, among other things, that Tellium and its then-current directors and executive officers, and its underwriters, violated the Securities Act of 1933 by making false and misleading statements or omissions in its registration statement prospectus relating to the securities offered in the initial public offering. The complaint further alleges that these parties violated the Securities Exchange Act of 1934 by acting recklessly or intentionally in making the alleged misstatements and/or omissions in connection with the sale of Tellium stock. The complaint seeks damages in an unspecified amount, including compensatory damages, costs and expenses incurred in connection with the actions and equitable relief as may be permitted by law or equity. On March 31, 2004, the court granted Tellium’s and the underwriters’ motions to dismiss the complaint and allowed the plaintiffs to file a further amended complaint. On May 14, 2004, the plaintiffs filed a second consolidated and amended complaint. On June 25, 2004, the Company, as Tellium’s successor-in-interest, and the underwriters again moved to dismiss the complaint. On June 30, 2005, the court dismissed with prejudice the plaintiffs’ claims under the Securities Exchange Act of 1934, but denied the motions to dismiss with respect to the plaintiffs’ claims under the Securities Act of 1933. The plaintiffs moved for reconsideration of that portion of the court’s June 30, 2005 decision dismissing their claims under the Securities Exchange Act of 1934. On August 26, 2005, the court denied the plaintiffs’ motion for reconsideration.

The Denver, Colorado regional office of the SEC is conducting two investigations titled In the Matter of Qwest Communications International Inc. and In the Matter of Issuers Related to Qwest. The first of these investigations does not appear to involve any allegation of wrongful conduct on the part of Tellium. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including Tellium. The Company, as Tellium’s successor-in-interest, has not had any substantive communications with the SEC regarding the investigation since 2003.

In addition, the United States Attorney in Denver is conducting an investigation involving Qwest, including Qwest’s relationships with certain of its vendors, including Tellium. In connection with that investigation, the U.S. Attorney has sought documents and information from Tellium and has sought interviews and/or grand jury testimony from persons associated or formerly associated with Tellium, including certain of its officers. The U.S. Attorney has indicated that neither Tellium nor any of the company’s current or former officers or employees is a target of the investigation.

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

In July 2000, Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against Paradyne and approximately 90 other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party, which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. Paradyne purchased this equipment from vendors, whom Paradyne believes may have an obligation to indemnify Paradyne in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The entire case was stayed on March 29, 2001, in order to allow an earlier-filed case with common factual and legal issues, referred to as the “Symbol/Cognex” litigation, to proceed. On January 23, 2004, the U.S. District Court for the District of Nevada found, in the Symbol/Cognex case, that the Lemelson patent claims at issue in the case involving Paradyne are invalid, unenforceable, and not infringed. The Symbol/Cognex court entered an amended judgment on May 27, 2004, finding the Lemelson patent claims at issue invalid, unenforceable, and not infringed, after denying Lemelson’s material post-trial motions. Lemelson appealed the amended judgment in the Symbol/Cognex case. On September 9, 2005, the Federal Circuit Court of Appeals affirmed the trial court’s invalidation of the Lemelson patents. On December 22, 2005, Lemelson informed the court that it was not pursuing further appeal of the ruling and that it intends to dismiss with prejudice all of its patent infringement claims against all defendants. The Company has not yet received confirmation of such a dismissal of Lemelson’s claims against Paradyne.

Other Matters

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

(12) Employee Benefit Plan

The Company maintains a 401(k) plan for its employees whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company may make discretionary contributions. The Company made no discretionary contributions to the plan during the three years ended December 31, 2005.

Through the acquisition of Paradyne in September 2005, the Company assumed the Paradyne Corporation Retirement Savings Plan 401K Plan. In December 2005, the plan was amended thereby freezing all future contributions and eliminating any Company contributions. The plan’s assets remain frozen pending merger of the plan into Zhone Technologies, Inc. 401K Plan.

Through the acquisition of Sorrento in July 2004, the Company assumed the Sorrento Networks Corporation Retirement Savings 401(k) plan and the LuxN, Inc. 401(k) Profit Sharing Plan. Both plans were terminated on June 30, 2004 prior to the acquisition. The Sorrento Networks Corporation Retirement Savings 401(k) Plan’s assets have been distributed to all participants as of December 31, 2005. The LuxN, Inc. 401(k) Profit Sharing Plan’s assets were distributed to Penchecks, Inc. and Penchecks, Inc. is currently in the process of distributing all assets to participants.

Through the acquisition of Tellium in November 2003, the Company assumed the Tellium, Inc. 401(k) plan. In December 2003, the plan was amended thereby freezing all future contributions and eliminating any Company contribution. The plan was terminated on June 30, 2004 and the plan’s assets were distributed to all participants in October 2004.

(13) Enterprise Wide Information

The Company designs, develops and markets communications products for network service providers. The Company derives substantially all of its revenues from the sales of the Zhone product family. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company has determined that it has operated within one discrete reportable business segment since inception. The following summarizes required disclosures about geographic concentrations and revenue by product family.

	Year ended December 31
	2005	2004	2003
Revenue by Geography:
United States	$86,919	$64,698	$65,190
Canada	12,547	10,767	10,304

Total North America	99,466	75,465	75,494

Latin America	8,661	2,758	1,195
Europe, Middle East, Africa	37,528	14,165	2,747
Asia Pacific	6,173	4,780	3,702

Total International	52,362	21,703	7,644

	$151,828	$97,168	$83,138

	Year ended December 31
	2005	2004	2003
Revenue by Product Family:
SLMS	$66,854	$29,351	$20,927
Optical Transport	21,539	8,900	—
Legacy and Service	63,435	58,917	62,211

	$151,828	$97,168	$83,138

(14) Quarterly Information (unaudited)

	Year ended December 31, 2005
	Q105	Q205	Q305	Q405
	(in thousands, except per share data)
Net revenue	$27,563	$30,445	$40,615	$53,205
Gross profit	11,969	12,799	16,769	21,333
Amortization and impairment	2,257	2,257	3,214	106,830
Operating loss (a)	(4,487)	(2,692)	(10,556)	(106,495)
Other expense, net	(606)	(648)	(618)	(574)

Net loss	$(5,131)	$(3,355)	$(11,254)	$(107,151)

Basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.10)	$(0.73)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	94,100	94,385	112,099	147,424

	Year ended December 31, 2004
	Q104	Q204	Q304	Q404
	(in thousands, except per share data)
Net revenue	$21,033	$21,027	$27,006	$28,102
Gross profit	9,053	9,130	11,370	12,310
Amortization and impairment	2,078	2,330	2,862	2,862
Operating loss (b)	(12,855)	(7,348)	(10,235)	(3,442)
Other income (expense), net	(434)	10	(798)	(339)

Net loss	$(13,385)	$(7,411)	$(11,007)	$(3,843)

Basic and diluted net loss per share	$(0.17)	$(0.10)	$(0.12)	$(0.04)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	77,266	77,962	93,767	93,978

(a)	Operating loss for the third quarter ended September 30, 2005 included an in-process research and development charge of $1.2 million in connection with the acquisition of Paradyne. Operating loss for the fourth quarter ended December 31, 2005 included an impairment charge of $102.1 million related to goodwill and intangibles.
(b)	Operating loss for the third quarter ended September 30, 2004 included an in-process research and development charge of $8.6 million in connection with the acquisitions of Sorrento and Gluon.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, the end of our fiscal year. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control-Integrated Framework.” Based on our assessment of internal control over financial reporting, management has concluded that, as of December 31, 2005, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, KPMG LLP, audited management’s assessment and independently assessed the effectiveness of the Company’s internal control over financial reporting. KPMG LLP has issued an attestation report concurring with management’s assessment.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Zhone Technologies, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Zhone Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Zhone Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Zhone Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Zhone Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zhone Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California.

March 8, 2006

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Corporate Governance Principles and Board Matters,” “Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal 1: Election of Directors” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Corporate Governance Principles and Board Matters—Director Compensation,” “Executive Compensation” and “Stock Performance Graph” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans is included under the captions “Ownership of Securities—Beneficial Ownership Table” and “Executive Compensation—Equity Compensation Plan Information” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the captions “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policy of the Audit Committee” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The Index to Consolidated Financial Statements on page 43 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Exhibits

The Exhibit Index on page 84 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: March 9, 2006	By:	/s/ MORTEZA EJABAT
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

Signature	Title	Date

/S/ MORTEZA EJABAT Morteza Ejabat	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)	March 9, 2006

/S/ KIRK MISAKA Kirk Misaka	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 9, 2006

/S/ ADAM CLAMMER Adam Clammer	Director	March 9, 2006

/S/ MICHAEL CONNORS Michael Connors	Director	March 9, 2006

/S/ JAMES COULTER James Coulter	Director	March 9, 2006

/S/ ROBERT DAHL Robert Dahl	Director	March 9, 2006

/S/ JAMES GREEN, JR. James Greene, Jr.	Director	March 9, 2006

/S/ C. RICHARD KRAMLICH C. Richard Kramlich	Director	March 9, 2006

/S/ JAMES TIMMINS James Timmins	Director	March 9, 2006

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated July 27, 2003 between Zhone Technologies, Inc., Zebra Acquisition Corp. and ZTI Merger Subsidiary III, Inc. (incorporated by reference to Exhibit 2.1 of registrant’s Form 8-K filed on July 28, 2003)

3.1	Restated Certificate of Incorporation dated February 16, 2005 (incorporated by reference to Exhibit 3.1 of registrant’s Form 10-K filed on March 16, 2005)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of registrant’s Form 10-K filed on March 16, 2005)

4.1	Form of Second Restated Rights Agreement dated November 13, 2003 (incorporated by reference to Exhibit 4.1 of registrant’s Form 10-Q filed on May 14, 2004)

4.2	Form of Sorrento Networks Corporation 7.5% Senior Convertible Debenture Due August 2, 2007 (incorporated by reference to Exhibit E of Appendix A to Sorrento Networks Corporation’s definitive proxy statement filed on April 16, 2003)

10.1	ZTI Merger Subsidiary III, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 of ZTI Merger Subsidiary III, Inc.’s Form 10 filed on April 30, 2003)

10.2	Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of registrant’s Form 10-K filed on March 16, 2005) and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed on August 17, 2005)

10.3	Zhone Technologies, Inc. Amended and Restated Special 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 of registrant’s Form 10-Q filed on August 15, 2002)

10.4	Zhone Technologies, Inc. 2002 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of registrant’s Form S-8 filed on August 28, 2002)

10.5	Zhone Technologies, Inc. 2002 Employee Stock Purchase Plan

10.6	Form of Indemnity Agreement between Zhone Technologies, Inc. and its directors and officers (incorporated by reference to Exhibit 10.20 of registrant’s Form 10-Q filed on May 14, 2004)

10.7	Employment Agreement dated October 20, 1999 between ZTI Merger Subsidiary III, Inc. and Morteza Ejabat (incorporated by reference to Exhibit 10.4 of ZTI Merger Subsidiary III, Inc.’s Form 10 filed on April 30, 2003)

10.8	Employment Agreement dated October 20, 1999 between ZTI Merger Subsidiary III, Inc. and Jeanette Symons (incorporated by reference to Exhibit 10.5 of ZTI Merger Subsidiary III, Inc.’s Form 10 filed on April 30, 2003)

10.9	Restricted Stock Purchase Agreement dated July 1, 2002 between ZTI Merger Subsidiary III, Inc. and Morteza Ejabat (incorporated by reference to Exhibit 10.6 of ZTI Merger Subsidiary III, Inc.’s Form 10 filed on July 25, 2003)

10.10	Restricted Stock Purchase Agreement dated July 1, 2002 between ZTI Merger Subsidiary III, Inc. and Jeanette Symons (incorporated by reference to Exhibit 10.7 of ZTI Merger Subsidiary III, Inc.’s Form 10 filed on April 30, 2003)

10.11	Promissory Note and Pledge Agreement dated July 11, 2002 between ZTI Merger Subsidiary III, Inc. and Morteza Ejabat (incorporated by reference to Exhibit 10.8 of ZTI Merger Subsidiary III, Inc.’s Form 10 filed on April 30, 2003)

Exhibit Number	Description

10.12	Promissory Note and Pledge Agreement dated July 11, 2002 between ZTI Merger Subsidiary III, Inc. and Jeanette Symons (incorporated by reference to Exhibit 10.9 of ZTI Merger Subsidiary III, Inc.’s Form 10 filed on April 30, 2003)

10.13	Letter Agreement dated November 13, 2003 between Zhone Technologies, Inc. and KKR–ZT, L.L.C. (incorporated by reference to Exhibit 4 of KKR–ZT, L.L.C.’s Schedule 13D filed on November 24, 2003)

10.14	Letter Agreement dated November 13, 2003 between Zhone Technologies, Inc. and New Enterprise Associates VIII, Limited Partnership (incorporated by reference to Exhibit 5 of New Enterprise Associates VIII, Limited Partnership, L.L.C.’s Schedule 13D filed on November 24, 2003)

10.15	Letter Agreement dated November 13, 2003 between Zhone Technologies, Inc. and TPG Zhone, L.L.C. (incorporated by reference to Exhibit 2 of TPG Zhone, L.L.C.’s Schedule 13D filed on November 25, 2003)

10.16	Loan and Security Agreement dated March 30, 2001 between ZTI Merger Subsidiary III, Inc. and Fremont Investment and Loan (incorporated by reference to Exhibit 10.21 of ZTI Merger Subsidiary III, Inc.’s Form 10 filed on April 30, 2003)

10.17	Pledge and Assignment of Cash Collateral Account dated March 30, 2001 between ZTI Merger Subsidiary III, Inc. and Fremont Investment and Loan (incorporated by reference to Exhibit 10.22 of ZTI Merger Subsidiary III, Inc.’s Form 10 filed on April 30, 2003)

10.18	Secured Promissory Note dated March 30, 2001 between ZTI Merger Subsidiary III, Inc. and Fremont Investment and Loan (incorporated by reference to Exhibit 10.23 of ZTI Merger Subsidiary III, Inc.’s Form 10 filed on April 30, 2003)

10.19	Second Amendment to Deed of Trust and Other Loan Documents dated December 27, 2005 between Zhone Technologies, Inc., Zhone Technologies Campus, LLC, and Fremont Investment & Loan (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed on December 27, 2005)

10.20	Amended and Restated Loan and Security Agreement dated February 24, 2004 between Zhone Technologies, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.21 of registrant’s Form 10-Q filed on May 14, 2004)

10.21	Non-Recourse Receivables Purchase Agreement dated March 15, 2005 between Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.18 of registrant’s Form 10-K filed on March 16, 2005)

10.22	Amendment to Loan Documents dated February 24, 2006 between Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank

10.23	Amendment to Receivables Purchase Agreement dated February 24, 2006 between Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank

10.24	Purchase and Sale Agreement with Repurchase Options dated January 20, 2000 between ZTI Merger Subsidiary III, Inc. and the Redevelopment Agency of the City of Oakland (incorporated by reference to Exhibit 10.28 of ZTI Merger Subsidiary III, Inc.’s Form 10 filed on April 30, 2003)

10.25	Strategic Alliance Agreement dated March 13, 2000 between ZTI Merger Subsidiary III, Inc. and Solectron Corporation (incorporated by reference to Exhibit 10.15 of ZTI Merger Subsidiary III, Inc.’s Form 10 filed on April 30, 2003)

10.26	Form of Asset Purchase Agreement between ZTI Merger Subsidiary III, Inc. and Solectron Corporation (incorporated by reference to Exhibit 10.16 of ZTI Merger Subsidiary III, Inc.’s Form 10 filed on April 30, 2003)

Exhibit Number	Description

10.27	Supply Agreement dated March 13, 2000 between ZTI Merger Subsidiary III, Inc. and Solectron Corporation (incorporated by reference to Exhibit 10.17 of ZTI Merger Subsidiary III, Inc.’s Form 10 filed on April 30, 2003)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer