Form 10-Q
period 2006-03-31
ZHONE TECHNOLOGIES INC
filed 2006-05-09
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☐    No  ☒

As of May 1, 2006, there were approximately 148,667,207 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$52,000	$52,166
Short-term investments	19,452	18,974
Accounts receivable, net of allowances for sales returns and doubtful accounts of $5,845 in 2006 and $5,643 in 2005	37,452	35,392
Inventories	55,879	48,370
Prepaid expenses and other current assets	4,713	5,811

Total current assets	169,496	160,713
Property and equipment, net	24,023	24,097
Goodwill	180,001	180,001
Other acquisition-related intangible assets, net	12,685	14,638
Restricted cash	547	547
Other assets	78	109

Total assets	$386,830	$380,105

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,497	$17,912
Line of credit	14,500	14,500
Current portion of long-term debt	707	1,170
Accrued and other liabilities	24,236	24,610

Total current liabilities	65,940	58,192
Long-term debt, less current portion	28,440	28,597
Other long-term liabilities	1,535	1,527

Total liabilities	95,915	88,316

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 900,000 shares; issued and outstanding 148,648 and 147,759 shares as of March 31, 2006 and December 31, 2005, respectively	149	148
Additional paid-in capital	1,053,489	1,051,320
Notes receivable from stockholders	(550)	(550)
Deferred compensation	—	(818)
Other comprehensive income (loss)	25	(17)
Accumulated deficit	(762,198)	(758,294)

Total stockholders’ equity	290,915	291,789

Total liabilities and stockholders’ equity	$386,830	$380,105

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Net revenue	$52,686	$27,563
Cost of revenue (1)	32,825	15,594

Gross profit	19,861	11,969

Operating expenses:
Research and product development (1)	8,612	5,969
Sales and marketing (1)	9,590	6,185
General and administrative (1)	3,511	2,045
Amortization of intangible assets	1,898	2,257

Total operating expenses	23,611	16,456

Operating loss	(3,750)	(4,487)
Interest expense	(561)	(852)
Interest income	562	255
Other expense, net	(48)	(9)

Loss before income taxes	(3,797)	(5,093)
Income tax provision	107	38

Net loss	($3,904)	($5,131)

Basic and diluted net loss per share	$(0.03)	$(0.05)
Weighted average shares outstanding used to compute basic and diluted net loss per share	148,139	94,100

(1) Amounts include stock-based compensation expense as follows:

Cost of revenue	321	27
Research and product development	538	59
Sales and marketing	444	51
General and administrative	168	18

Refer to Note 5 of the condensed consolidated financial statements for more information.

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,904)	$(5,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,485	2,683
Stock-based compensation	1,471	155
Provision for sales returns and doubtful accounts	1,081	26
Loss on sale of assets	59
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,141)	978
Inventories	(7,509)	(5,812)
Prepaid expenses and other current assets	(622)	655
Other assets	31	296
Accounts payable	8,585	6,596
Accrued and other liabilities	(366)	(4,060)

Net cash used in operating activities	(1,830)	(3,614)

Cash flows from investing activities:
Purchases of property and equipment	(513)	(440)
Proceeds from sale of marketable securities and other assets	1,716	—
Purchases of short-term investments	(13,814)	(5,707)
Proceeds from sale and maturities of short-term investments	13,335	4,881

Net cash provided by (used in) investing activities	724	(1,266)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,517	600
Repayment of debt	(620)	(634)

Net cash provided by (used in) financing activities	897	(34)

Effect of exchange rate changes on cash	43	(25)

Net decrease in cash and cash equivalents	(166)	(4,939)
Cash and cash equivalents at beginning of period	52,166	46,604

Cash and cash equivalents at end of period	$52,000	$41,665

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued liabilities converted to note payable	$—	$3,800

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

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

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.

(c)	Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

(d)	Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated grant date fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, under which prior periods are not restated to reflect, and do not include, the impact of SFAS 123R. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The Company adopted the Black Scholes model to estimate the fair value of options. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statement of Operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting

Standards No. 123, Accounting for Stock–Based Compensation (SFAS 123), and adopted the pro forma disclosures required under SFAS 123.

Awards of stock options granted to consultants under the Company’s share-based compensation plans are accounted for at fair value determined by using the Black Scholes option pricing model in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services (EITF 96-18). These options are generally immediately exercisable and expire 10 years from the date of grant. Non-employee options subject to vesting are valued as they become vested.

Fair value stock-based compensation expense under SFAS 123R for the three months ended March 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the provisions of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple option approach to the straight line single option method. Compensation expense for all employee share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight line single option method.

Pro Forma Information Under SFAS 123 for Periods Prior to the Implementation of SFAS 123R

The following table illustrates the effect on net loss and net loss per share if the fair value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

Three Months Ended March 31, 2005
Net loss, as reported	$(5,131)
Add: Stock-based compensation expense included in reported net loss	155
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(1,663)

Pro forma net loss	$(6,639)

Loss per share applicable to holders of common stock:
As reported – basic and diluted	$(0.05)

Pro forma – basic and diluted	$(0.07)

See Note 5 for further information regarding the Company’s stock-based compensation assumptions and expense.

e)	Concentration of Risk

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers, and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended March 31, 2006, no customer represented 10% or more of net revenue.

For the three months ended March 31, 2005, sales to one customer represented 13% of net revenue. As of March 31, 2006, the Company had an accounts receivable balance from one customer representing 12% of accounts receivable. As of December 31, 2005, no customer represented 10% or more of accounts receivable.

f)	Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation. These include the reclassification of stock-based compensation expense to the associated operating expense line items in the unaudited condensed consolidated statement of operations.

(2)	Acquisitions

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

The purchase consideration was allocated to the fair values of the assets acquired as follows: net tangible assets - $49.6 million, amortizable intangible assets - $54.8 million, purchased in-process research and development - $1.2 million, goodwill - $78.0 million, and deferred compensation - $0.9 million. The amount allocated to purchased in-process research and development was charged to expense during the third quarter of 2005, because technological feasibility had not been established and no future alternative uses for the technology existed. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. Of the amount allocated to amortizable intangible assets, $12.3 million was allocated to core technology and $10.1 million was allocated to patents, both of which were assigned an estimated useful life of five years. Of the remaining $32.4 million, $3.3 million was allocated to backlog and $29.1 million was allocated to customer relationships, which were assigned estimated useful lives of six months and seven years, respectively.

Net tangible assets acquired consisted of total assets of $71.4 million, of which $70.4 million were current, offset by assumed liabilities of $21.8 million. Assumed liabilities included employee severance and estimated exit costs of $12.8 million, which were recorded based on Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3). As a result of the Paradyne acquisition, the Company assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and has an estimated remaining obligation of approximately $29.4 million as of March 31, 2006. The Company intends to continue to occupy only a portion of these facilities and is currently evaluating its options to exit or sublet the excess portion. The Company has recorded an amount which it believes is adequate to cover estimated costs to exit or sublet the excess portion of these facilities based on current information. The Company intends to finalize the purchase price allocation once it determines the course of action and actual costs associated with exiting the excess facilities in 2006.

A summary of current period activity related to severance and exit costs accrued in accordance with EITF 95-3 is as follows (in thousands):

	Severance	Exit Costs	Total
Liability recorded at acquisition date	$5,080	$7,670	$12,750
Cash payments	(4,670)	(1,904)	(6,574)

Balance at December 31, 2005	410	5,766	6,176
Cash payments	(410)	(754)	(1,164)

Balance at March 31, 2006	—	$5,012	$5,012

The following table reflects the unaudited pro forma combined results of operations of the Company on the basis that the acquisition of Paradyne had taken place at the beginning of each period presented (in thousands, except per share data).

Three Months Ended March 31, 2005
Net revenue	$54,093
Net loss	(8,683)
Net loss per share – basic and diluted	$(0.06)
Number of shares used in computation – basic and diluted	146,184

(3)	Long-lived Assets, Goodwill and Other Acquisition-Related Intangible Assets

The Company tests goodwill for impairment using a two step approach on an annual basis, or when certain indicators of impairment exist in accordance with SFAS 142, Goodwill and Other Intangible Assets. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit using the market approach. The Company has determined that it operates in a single segment with one operating unit. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. At March 31, 2006 and December 31, 2005, the Company had goodwill with a carrying value of $180.0 million.

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

Details of the Company’s acquisition-related intangible assets are as follows:

	March 31, 2006
	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life
		(in thousands)		(in years)
Developed technology	$33,420	$(33,420)	$—	—
Customer lists/relationships	43,549	(42,973)	576	4.0
Core technology	33,662	(32,120)	1,542	5.0
Others	14,752	(4,185)	10,567	4.8

Total	$125,383	$(112,698)	$12,685

	December 31, 2005
	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life
		(in thousands)		(in years)
Developed technology	$33,420	$(33,420)	$—	—
Customer lists/relationships	43,549	(41,822)	1,727	6.5
Core technology	33,662	(32,002)	1,660	5.0
Others	14,807	(3,556)	11,251	4.8

Total	$125,438	$(110,800)	$14,638

Amortization expense of intangible assets was $1.9 million and $2.3 million for the three months ended March 31, 2006 and 2005, respectively.

Estimated amortization expense for the future periods ending December 31 is as follows: 2006 (remainder of year) - $2.4 million, 2007 - $3.2 million, 2008 - $3.2 million, 2009 - $2.6 million and 2010 - $1.3 million.

(4)	Inventories

Inventories as of March 31, 2006 and December 31, 2005 are as follows (in thousands):

	March 31, 2006	December 31, 2005
Inventories:
Raw materials	$38,458	$32,374
Work in process	11,471	11,388
Finished goods	5,950	4,608

	$55,879	$48,370

(5)	Stock-Based Compensation

As of March 31, 2006, the Company has two types of share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $1.5 million and $0.2 million for 2006 and 2005, respectively.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Amortization of deferred stock-based compensation (intrinsic value)	$—	$147
Stock-based compensation under SFAS 123R	1,401	—
Compensation expense relating to non-employees	5	8
Compensation expense relating to Employee Stock Purchase Plan	65	—

Stock-based compensation expense	$1,471	$155

As a result of adopting SFAS 123R on January 1, 2006, the Company’s loss before income taxes and net loss for the three months ended March 31, 2006 is $1.2 million higher, than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the three months ended March 31, 2006 would have been $0.02 if the Company had not adopted SFAS 123R, compared to reported basic and diluted loss per share of $0.03.

Application of SFAS 123R had no impact on the Company’s cash position or resulting statement of cash flows.

Stock Options

The share-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company currently grants options from the 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors, consultants and advisors of the Company. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant, except that any options granted to a 10% stockholder must have an exercise price equal to at least 110% of the fair market value of the Company’s common stock on the date of grant. The Board of Directors determines the term of each option, the option exercise price and the vesting terms. Stock options generally expire ten years from the date of grant and vest over a period of four years.

The Company has estimated the fair value of stock-based payment awards on the date of grant using the Black Scholes pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rate and expected dividends. The estimated expected term of options granted was determined based on historical option exercise trends. Estimated volatility was based on historical volatility as well as peer group data and the risk free interest rate was based on U.S. Treasury yield in effect at the time of grant for the expected life of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model. The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data was used to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

The assumptions used to value option grants for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Expected term	5.3 years	4.0 years
Volatility	82%	77%
Risk free interest rate	4.8%	4.1%

The following table sets forth the summary of option activity under the stock option program for the three months ended March 31, 2006 (in thousands, except per share data):

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2005	13,366	24,708	$5.07
Additional shares authorized	5,381	—
Impact of frozen plans	(10,746)	—
Granted	(835)	835	$2.41
Canceled/Forfeited	190	(1,369)	$7.19
Exercised	—	(773)	$1.68

Outstanding as of March 31, 2006	7,356	23,401	$4.96	6.1943	$7,808

Exercisable at March 31, 2006		16,152	$5.98	4.9390	$6,566

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.68 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

In February 2006, the Company amended and froze certain plans, including plans assumed through acquisitions, to provide that no further awards be made under any of the frozen plans after February 15, 2006. During the three months ended March 31, 2006, there were 1.2 million cancelled shares relating to plans which were frozen and therefore unavailable for grant.

The weighted average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $1.68 and $1.46, respectively. The intrinsic value of options exercised during the period was $0.6 million. For the three months ended March 31, 2006, the Company received $1.3 million in proceeds from stock option exercises.

As of March 31, 2006, there was $6.4 million of unrecognized compensation costs, adjusted for estimated forfeitures related to non-vested stock-based payments granted which are expected to be recognized over a weighted average period of 1.47 years.

Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan allows eligible employee participants to purchase shares of the Company’s common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of each offering period. Participation is limited to 10% of an employee’s eligible compensation, not to exceed amounts allowed by the Internal Revenue Code.

The following table summarizes shares purchased, weighted average purchase price, cash received and the aggregate intrinsic value for ESPP purchases during the three months ended March 31, 2006 and 2005 respectively:

	Three Months Ended March 31, (in thousands, except per share data)
	2006	2005
Shares purchased	115,225	133,099
Weighted average purchase price	$1.87	$2.29
Cash received	$215	$304
Aggregate intrinsic value	$38	$107

The assumptions used to value stock purchases under the Company’s ESPP for the three months ended March 31, 2006 are as follows:

Three Months Ended March 31, 2006
Expected term	3 months
Volatility	48%
Risk free interest rate	4.0%
Weighted average fair value per share	$0.54

(6)	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Numerator:
Net loss	$(3,904)	$(5,131)

Denominator:
Weighted average common stock outstanding	148,139	94,225
Adjustment for common stock issued subject to repurchase	—	(125)

Denominator for basic and diluted calculation	148,139	94,100

Basic and diluted net loss per share	$(0.03)	$(0.05)

The following table sets forth potentially dilutive securities that have been excluded from the diluted net loss per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31, 2006	Weighted Average Exercise Price
Convertible debentures	1,473	$6.02
Warrants	2,716	$4.69
Outstanding stock options	23,401	$4.96

	27,590

	Three Months Ended March 31, 2005	Weighted Average Exercise Price
Weighted average common stock subject to repurchase	125	$2.23
Convertible debentures	1,473	$6.02
Warrants	3,030	$9.20
Outstanding stock options	8,892	$4.56

	13,520

(7)	Comprehensive Loss

The components of comprehensive loss, net of tax, for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(3,904)	$(5,131)
Other comprehensive loss:
Change in unrealized gain/loss on investments	(2)	(20)
Foreign currency translation adjustments	44	(25)

Total comprehensive loss	$(3,862)	$(5,176)

(8)	Commitments and Contingencies

Line of Credit and Long-Term Debt

Debt consisted of the following as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Secured real estate loan due April 2011	$19,830	$20,000
Convertible debentures assumed in Sorrento acquisition due August 2007	8,867	8,867
Note payable due 2006	450	900

	29,147	29,767
Less current portion of long-term debt	707	1,170

	$28,440	$28,597

Aggregate debt maturities as of March 31, 2006 were $0.6 million for the remainder of 2006, $9.1 million in 2007, $0.3 million in 2008, $0.3 million in 2009, $0.3 million in 2010 and $18.5 million in 2011. In addition, the Company had $14.5 million outstanding under its line of credit agreement at March 31, 2006 and December 31, 2005, respectively.

In December 2005, the Company entered into an amendment to an existing loan with a financial institution relating to the financing of its Oakland, California campus. As of March 31, 2006, the Company had $19.8 million of debt outstanding under this secured real estate loan facility which matures in April 2011. The interest rate on this debt was 8% as of March 31, 2006. The Company’s obligations under the loan are secured by a security interest in the Company’s campus. As of March 31, 2006 and December 31, 2005, the debt is collateralized by land and buildings with a net book value of $18.7 million and $18.9 million, respectively.

In July 2004, the Company assumed convertible debentures of $11.7 million relating to the acquisition of Sorrento Networks, with an interest rate of 7.5%. The outstanding principal amount of the convertible debentures was $8.9 million as of March 31, 2006 and 2005 and matures in August 2007. The debentures are callable by the Company at any time, and can be converted into common stock at the option of the holder at a conversion price of $6.02 per share.

In March 2005, the Company entered into a settlement agreement with a contract manufacturer. As a result of this settlement, the Company issued a $3.8 million non-interest bearing promissory note with a term of 14 months in return for inventory and settlement of liabilities. As of March 31, 2006, $0.5 million was outstanding under this promissory note, and is classified in the current portion of long-term debt.

As of December 31, 2005, the Company had a revolving credit facility agreement with a financial institution under the terms of which the lender committed a maximum of $35 million on a secured, revolving basis. Under this line of credit agreement, $14.5 million was outstanding at December 31, 2005 and an additional $5.4 million was committed as security for various letters of credit.

On February 24, 2006, the Company entered into an amendment to its existing revolving credit facility, which was scheduled to expire in February 2006, providing for a one year extension of the term of the existing facility and a voluntary decrease in the size of the facility from $35 million to $25 million (the “Amended Facility”). Under the Amended Facility, the Company has the option of either borrowing funds at agreed upon rates of interest or selling specific accounts receivable to the financial institution, on a limited recourse basis, at agreed upon discounts to the face amount of those accounts receivable, so long as the aggregate amount of outstanding borrowings and purchased accounts receivable does not exceed $25 million. The amounts borrowed will bear interest, payable monthly, at a floating rate that, at the Company’s option, is either (1) the financial institution’s prime rate, or (2) the sum of the LIBOR rate plus 2.9%; provided that in either case, the minimum interest rate is 4.0%. The Amended Facility contains certain financial covenants and customary affirmative covenants and negative covenants. The interest rate was 7.75% at March 31, 2006. Under this line of credit agreement, $14.5 million was outstanding at March 31, 2006 and an additional $5.1 million was committed as security for various letters of credit.

Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

Operating Leases
Year ending December 31:
2006 (remainder of the year)	$3,976
2007	4,581
2008	4,436
2009	4,444
2010	4,349
2011 and thereafter	8,698

Total minimum lease payments	$30,484

The total minimum lease payments shown above include projected payments and obligations for leases that the Company is no longer utilizing, some of which relate to excess facilities obtained through acquisitions. At March 31, 2006, the Company had estimated commitments of $29.4 million related to facilities assumed as a result of the Paradyne acquisition, of which a portion was accrued for excess facilities.

Warranties & Other Commitments

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment.

The following table reconciles changes in the Company’s accrued warranties and related costs for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Beginning balance	$5,247	$5,839
Charged to cost of revenue	742	208
Claims and settlements	(1,291)	(558)

Ending balance	$4,698	$5,489

The Company depends on sole source and limited source suppliers for several key components and on contract manufacturers to manufacture certain product lines. If the Company was unable to obtain these components on a timely basis, or if its contract manufacturers were unable to meet the Company’s delivery requirements, the Company’s operating results could be materially adversely affected.

The Company has agreements with various contract manufacturers which include inventory repurchase commitments for excess material based on the Company’s sales forecasts. The Company has recorded a liability for estimated charges of $0.4 million and $0.8 million related to these arrangements as of March 31, 2006 and December 31, 2005, respectively.

In connection with the acquisition of Sorrento Networks in July 2004, the Company has recorded assumed liabilities for possible contingencies related to the resolution of a pension plan. In 2000, Sorrento sold one of its subsidiaries to Entrada Networks, Inc. In connection with this transaction, Entrada assumed all responsibilities for a defined benefit plan. Although Entrada is the sponsor of the benefit plan, it disclaims responsibility for the minimum funding contributions to the benefit plan and insists that the Company is responsible for any liability related thereto. The Company has reserved an estimated amount which the Company expects is sufficient to cover potential claims regarding the resolution of the benefit plan.

Sale of inventory and licensing of certain intellectual property

In March 2005, the Company sold all inventory and associated assets related to one of its legacy product lines to a third party. As part of this transaction, the Company and the buyer also entered into a technology license and option agreement in which the Company granted the buyer a license to the intellectual property associated with this legacy product line, and also granted the buyer an option to acquire the intellectual property at any time during the term of the agreement. As consideration for the license and the option, the buyer is obligated to pay the Company a total license fee of approximately $3.5 million payable in quarterly contingent installments of 50% of the buyer’s EBITDA for the prior quarter. In addition, there is a quarterly option maintenance payment equal to 2.5% (10% annually) of the unpaid total license fee. Future income associated with the payments received from the technology license will be recorded when and if realized. To date, the Company has received $0.2 million from this transaction. There have been no payments received since the fourth quarter of 2005.

Legal Proceedings

As a result of the acquisitions of Tellium and Paradyne, the Company became involved in various legal proceedings, claims and litigation, including those identified below, relating to the operations of Tellium and Paradyne prior to the acquisition of these entities.

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

In July 2000, Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against Paradyne and approximately 90 other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by a third party, which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. Paradyne purchased this equipment from vendors, whom Paradyne believes may have an obligation to indemnify Paradyne in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The entire case was stayed on March 29, 2001, in order to allow an earlier-filed case with common factual and legal issues, referred to as the “Symbol/Cognex” litigation, to proceed. On January 23, 2004, the U.S. District Court for the District of Nevada found, in the Symbol/Cognex case, that the Lemelson patent claims at issue in the case involving Paradyne are invalid, unenforceable, and not infringed. The Symbol/Cognex court entered an amended judgment on May 27, 2004, finding the Lemelson patent claims at issue invalid, unenforceable, and not infringed, after denying Lemelson’s material post-trial motions. Lemelson appealed the amended judgment in the Symbol/Cognex case. On September 9, 2005, the Federal Circuit Court of Appeals affirmed the trial court’s invalidation of the Lemelson patents. On February 1, 2006, the Court entered an Order of Dismissal, dismissing with prejudice all of Lemelson’s patent infringement claims against all defendants, including Paradyne. Lemelson has not filed a timely appeal.

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

(9)	Segment Information

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

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Revenue by Geography:
United States	$28,740	$16,774
Canada	1,973	2,503

Total North America	30,713	19,277

Latin America	4,509	907
Europe, Middle East, Africa	15,006	6,052
Asia Pacific	2,458	1,327

Total International	21,973	8,286

	$52,686	$27,563

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Revenue by Product Family:
SLMS	$33,155	$9,093
Legacy and Service	14,673	12,732
Optical Transport	4,858	5,738

Total revenue	$52,686	$27,563

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets, including growth in the service provider market; future growth and revenues from our SLMS products; improvements in the capital spending environment; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, the ability to generate sufficient revenue to achieve or sustain profitability, the ability to raise additional capital to fund existing and future operations, defects or other performance problems in our products, reliance on contract manufacturers to produce our products cost-effectively and in sufficient volumes, dependence on sole or limited source suppliers for key components, the economic slowdown in the telecommunications industry that has restricted the ability of our customers to purchase our products, commercial acceptance of our SLMS products, intense competition in the communications equipment market from large equipment companies as well as private companies that have announced plans for products that address the same networks needs as our products, higher than anticipated expenses that we may incur, and other factors identified elsewhere in this report and in our most recent reports on Forms 10-K, 10-Q and 8-K. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Since inception, we have incurred significant operating losses and have an accumulated deficit of $762.2 million at March 31, 2006. The global communications market has deteriorated significantly over the last several years. Beginning in 2004, we have seen market conditions stabilize as demand for our products has increased. In addition, we have generated additional revenue from sales of products obtained through acquisitions including the acquisition of Paradyne Networks in September 2005.

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

Basis of Presentation

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2005.

Acquisitions

As of March 31, 2006, we had completed twelve acquisitions of complementary companies, products or technologies to supplement our internal growth. To date, we have generated a significant amount of our revenue from sales of products obtained through acquisitions.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The policies discussed below are considered by management to be critical because changes in such estimates can materially affect the amount of our reported net income or loss. For all of these policies, management cautions that actual results may differ materially from these estimates under different assumptions or conditions.

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

Stock-Based Compensation

In the first quarter of 2006, we adopted SFAS 123R, which required the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We adopted the modified prospective method of transition under which prior periods are not restated for comparative purposes. We have estimated the fair value of stock-based payment awards on the date of grant using the Black Scholes pricing model, which is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rate and expected dividends. If factors change, and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net loss and net loss per share. We are also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

Fair value stock-based compensation expense under SFAS 123R for the three months ended March 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the provisions of SFAS 123R, we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple option approach to the straight line single option method. Compensation expense for all employee share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight line single option method.

Prior to the adoption of SFAS 123R, we recognized compensation cost for stock options issued or assumed through acquisitions, based on the intrinsic value, which represents the difference between the exercise price of each stock option granted or assumed and the fair market value of the underlying common stock at the grant date or consummation date of the business combination. The resulting deferred stock compensation was amortized over the vesting periods of the applicable options. In addition, stock-based compensation expense was recorded for options issued to non-employees. These options are generally immediately exercisable and expire 10 years from the date of grant. We value non-employee options using the Black Scholes model. Non-employee options subject to vesting are valued as they become vested.

See Note 5 to the Condensed Consolidated Financial Statements for further information.

Valuation of Long-Lived Assets, including Goodwill and Other Intangible Assets

Our long-lived assets consist primarily of goodwill, other intangible assets and property and equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the benefits realized from the acquired business, difficulty and delays in integrating the business, or a significant change in the operations of the acquired business or use of an asset. Goodwill and other intangible assets not subject to amortization are tested annually for impairment using a two-step approach, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. We estimate the fair value of our long-lived assets based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, we are required to make estimates of future operating trends and resulting cash flows, and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates.

As of March 31, 2006, we had $180.0 million of goodwill, $12.7 million of other intangible assets and $24.0 million of property and equipment. Other intangible assets are comprised mainly of non-compete covenants and acquisition related intangibles including patents and acquired technology. Many of the entities we acquired do not have significant tangible assets; as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to purchased in-process research and development for future acquisitions, and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price of the acquired companies to intangible assets and goodwill has a significant impact on our future operating results. The allocation process requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, we would have to perform an impairment review that might result in material write-downs of intangible assets and/or goodwill. Other factors we consider important which could trigger an impairment review, include, but are not limited to, significant changes in the manner of use of our acquired assets, significant changes in the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset or long-lived asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that the cost of an intangible asset or long-lived asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations of the entity or technology acquired over the remaining amortization or depreciation period, the net carrying value of the related intangible asset or long-lived asset will be reduced to fair value and the remaining amortization or depreciation period may be adjusted. For example, during the fourth quarter of 2005, we recorded a non-cash impairment charge of $102.1 million related to the impairment of acquisition related intangibles and goodwill. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our intangible assets may change in the future, which could result in additional non-cash charges that would adversely affect our results of operations and financial condition.

RESULTS OF OPERATIONS

We list in the tables below the historical condensed consolidated statement of operations data as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	2006	2005
Net revenue	100%	100%
Cost of revenue	62%	57%

Gross profit	38%	43%
Operating expenses:
Research and product development	16%	22%
Sales and marketing	18%	23%
General and administrative	7%	7%
Amortization and impairment of intangible assets	4%	8%

Total operating expenses	45%	60%

Operating loss	(7)%	(17)%
Interest expense	(1)%	(3)%
Interest income	1%	1%
Other expense, net	0%	0%

Loss before income taxes	(7)%	(19)%
Income tax provision	0%	0%

Net loss	(7)%	(19)%

Revenue

Information about our revenue for products and services for the three months ended March 31, 2006 and 2005 is summarized below (in millions):

	Three Months Ended March 31,
	2006	2005	Increase (Decrease)	% change
Products	$49.9	$24.9	$25.0	100%
Services	2.8	2.7	0.1	4%

Total	$52.7	$27.6	$25.1	91%

Information about our revenue for North America and International markets for the three months ended March 31, 2006 and 2005 is summarized below (in millions):

	Three Months Ended March 31,
	2006	2005	Increase (Decrease)	% change
Revenue by geography:
United States	$28.7	$16.8	$11.9	71%
Canada	2.0	2.5	(0.5)	(20)%

Total North America	30.7	19.3	11.4	59%
Latin America	4.5	0.9	3.6	400%
Europe, Middle East, Africa	15.0	6.1	8.9	146%
Asia Pacific	2.5	1.3	1.2	92%

Total International	22.0	8.3	13.7	165%

Total	$52.7	$27.6	$25.1	91%

Information about our revenue by product line for the three months ended March 31, 2006 and 2005 is summarized below (in millions):

	Three Months Ended March 31,
	2006	2005	Increase (Decrease)	% change
SLMS	$33.1	$9.1	$24.0	264%
Legacy and Service	14.7	12.7	2.0	16%
Optical Transport	4.9	5.8	(0.9)	(16)%

	$52.7	$27.6	$25.1	91%

Total revenue increased 91% or $25.1 million to $52.7 million for the three months ended March 31, 2006 compared to $27.6 million for the same period last year. The increase in total revenue was primarily due to incremental revenue relating to the acquisition of Paradyne in September 2005 and increased demand for our SLMS products compared to the prior year, particularly in the international territories. Product revenue accounted for the majority of the total increase in revenue, while service revenue increased modestly. For the three months ended March 31, product revenue increased 100% or $25.0 million and service revenue increased by 4% or $0.1 million in 2006 compared to 2005. Service revenue represents revenue from maintenance and other services associated with product shipments. The increase in both product and service revenue was due to the stabilization of the overall economic environment as well as incremental revenue associated with the acquisition of Paradyne. International revenue increased 165% or $13.7 million to $22.0 million for the three months ended March 31, 2006 and represented 42% of total revenue compared with 30% during the same period of 2005. The significant increase in international revenue represents the increasing opportunity for our next-generation products in both existing and new network deployments among international carriers, as well as incremental revenue from Paradyne products.

By product family, revenue for our SLMS product family increased $24.0 million or 264% for the three months ended March 31, 2006 compared to the same period last year, due to the incremental revenue associated with Paradyne’s broadband products, increased adoption of IPTV, VoIP and broadband services, as well as increased demand, particularly in international territories. Revenue for our legacy products and services increased $2.0 million or 16% for the three months ended March 31, 2006 as a result of the inclusion of legacy and service incremental revenue from Paradyne service and narrowband products, and was offset by a decrease in our optical transport products of $0.9 million or 16%.

We expect that the product mix will continue to shift toward next-generation products in SLMS and optical transport. While we have experienced significant growth in international markets, we have recently encountered price-focused competitors from Asia, especially China, and we anticipate this will continue.

During the three months ended March 31, 2006, we had an accounts receivable balance from one customer representing 12% of accounts receivable and no customer represented 10% or more of net revenue. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, increased $17.2 million, or 110% to $32.8 million for the three months ended March 31, 2006 compared to $15.6 million for the three months ended March 31, 2005, driven primarily by the overall increase in revenue. Total cost of revenue was 62% and 57% of revenue for the three months ended March 31, 2006 and 2005, respectively. Cost of revenue increased as a result of higher component and personnel related costs.

We expect that, in the future, our cost of revenue as a percentage of net revenue will vary depending on the mix and average selling prices of products sold. In addition, competitive and economic pressures could cause us to reduce our prices, adjust the carrying values of our inventory, or record inventory charges relating to discontinued products and excess or obsolete inventory.

Research and Product Development Expenses

Research and product development expenses increased 44% or $2.6 million to $8.6 million for the three months ended March 31, 2006 compared to $6.0 million for the three months ended March 31, 2005. The increase was primarily due to increased personnel related costs to support development efforts on acquired technologies. We intend to continue to invest in research and product development to attain our strategic product development objectives, while seeking to manage the associated costs through expense controls. Additionally, for the three months ended March 31, 2006, approximately $0.5 million of stock-based compensation expense was included in research and product development expenses compared to only $0.06 million during the three months ended March 31, 2005, primarily due to the implementation of SFAS 123R in January 2006.

Sales and Marketing Expenses

Sales and marketing expenses increased 55% or $3.4 million to $9.6 million for the three months ended March 31, 2006 compared to $6.2 million for the three months ended March 31, 2005. The increase was primarily attributable to higher commissions and other personnel related costs to support revenue growth, particularly in the international territories, as well as increased spending on trade shows, travel and other marketing related promotions. Additionally, for the three months ended March 31, 2006, approximately $0.4 million of stock-based compensation expense was included in sales and marketing expenses compared to only $0.05 million during the three months ended March 31, 2005, primarily due to the implementation of SFAS 123R in January 2006.

General and Administrative Expenses

General and administrative expenses increased 72% or $1.5 million to $3.5 million for the three months ended March 31, 2006 compared to $2.0 million for the three months ended March 31, 2005. The increase was primarily due to higher personnel related costs to support our growth. Additionally, for the three months ended March 31, 2006, approximately $0.2 million of stock-based compensation expense was included in general and administrative expenses compared to only $0.02 million during the three months ended March 31, 2005, primarily due to the implementation of SFAS 123R in January 2006.

Amortization of Intangibles

For the three months ended March 31, 2006, amortization of intangibles decreased by $0.4 million compared to the same period in the previous year. The decrease was primarily due to the impairment of certain acquired intangibles during the fourth quarter 2005.

Interest Expense

Interest expense for the three months ended March 31, 2006 decreased by $0.3 million to $0.6 million compared to 2005 due primarily to a decrease in the outstanding debt balances.

Interest Income

Interest income for the three months ended March 31, 2006 increased by $0.3 million to $0.6 million due to higher average balances of cash and short-term investments.

Income Tax Provision

During the three months ended March 31, 2006 and March 31, 2005, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

Liquidity and Capital Resources

Historically, we have financed our operations through sales of capital stock and borrowings under various debt arrangements. Following the completion of our merger with Tellium in November 2003, in which our common stock became publicly traded, we have financed and expect to continue to finance our operations through a combination of our existing cash, cash equivalents and short-term investments, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At March 31, 2006, cash, cash equivalents and short-term investments, all of which are available to fund current operations, were $71.5 million. This amount includes cash and cash equivalents of $52.0 million, as compared with $52.2 million at December 31, 2005. The decrease in cash and cash equivalents was attributable to net cash used in operating activities of $1.8 million offset by net cash provided by investing activities of $0.7 million and financing activities of $0.9 million.

Net cash used in operating activities consisted of net loss of $(3.9) million, adjusted for non-cash charges totaling $5.1 million and changes in operating assets and liabilities totaling $(3.0) million. The most significant components of the changes in operating assets and liabilities were an increase in inventory of $7.5 million and an increase in accounts receivable of $3.1 million, offset by an increase in accounts payable of $8.6 million. Net cash provided by investing activities consisted primarily of proceeds from the sale of marketable securities offset by purchases of property and equipment. Net cash provided by financing activities consisted primarily of proceeds from the issuance of common stock offset by repayment of debt.

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

Our primary source of liquidity comes from our cash and cash equivalents and short-term investments, which totaled $71.5 million at March 31, 2006, and our $25.0 million line of credit, under which $14.5 million was outstanding at March 31, 2006, and an additional $5.1 million was committed as security for various letters of credit. Borrowings under the line of credit agreement bear interest at the financial institution’s prime rate or LIBOR plus 2.9%, at our election, provided that the minimum interest rate is 4.0%. The interest rate was 7.75% at March 31, 2006. Our short-term investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities at the date of acquisition ranging from 90 days to one year.

On February 24, 2006, we entered into an amendment to our existing revolving credit facility, which was scheduled to expire in February 2006, providing for a one year extension of the term of the existing facility and a voluntary decrease in the size of the facility from $35 million to $25 million (the “Amended Facility”). Under the Amended Facility, we have the option of either borrowing funds at agreed upon rates of interest or selling specific accounts receivable to the financial institution, on a limited recourse basis, at agreed upon discounts to the face amount of those accounts receivable, so long as the aggregate amount of outstanding borrowings and purchased accounts receivable does not exceed $25 million. The amounts borrowed will bear interest, payable monthly, at a floating rate that, at our option, is either (1) the financial institution’s prime rate, or (2) the sum of the LIBOR rate plus 2.9%; provided that in either case, the minimum interest rate is 4.0%.

In March 2004, we filed a Form S-3 registration statement which allows us to sell, from time to time, up to $100 million of our common stock or other securities. Although we may use this multi-purpose shelf registration to raise additional capital, there can be no certainty as to when or if we may offer any securities under the shelf registration or what the terms of any such offering would be.

Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At March 31, 2006, one customer represented 12% of our total accounts receivable balance. Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. As a result of the Paradyne acquisition in September 2005, we assumed a lease commitment of facilities in Largo, Florida. The term of the lease expires in June 2012 and has an estimated remaining obligation of approximately $29.4 million. We intend to continue to occupy only a portion of these facilities and are currently evaluating our options to exit or sublet the excess portion. We have recorded an amount in accordance with Emerging Issues Task Force Issue No. 95-3 (EITF 95-3), which we believe is adequate to cover costs incurred to exit the excess portion of these facilities. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt. We currently intend to fund our operations for the foreseeable future using our existing cash, cash equivalents and short-term investments and liquidity available under our line of credit agreement.

Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments and available credit facilities will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Contractual Commitments and Off-Balance Sheet Arrangements

At March 31, 2006, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2006	2007	2008	2009	2010	2011	2012 and beyond
Operating leases	$30,484	$3,976	$4,581	$4,436	$4,444	$4,349	$4,349	$4,349
Line of credit	14,500	14,500	—	—	—	—	—	—
Debt	29,147	617	9,138	290	320	347	18,435	—
Inventory purchase commitments	380	380	—	—	—	—	—	—

Total future contractual commitments	$74,511	$19,473	$13,719	$4,726	$4,764	$4,696	$22,784	$4,349

The operating lease amounts shown above represent off-balance sheet arrangements to the extent that a liability is not already recorded on our balance sheet. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. The debt and line of credit obligations have been recorded on our balance sheet. The debt obligation amounts shown above represent the scheduled principal repayments, but not the associated interest payments which may vary based on changes in market interest rates. At March 31, 2006, the interest rate on our outstanding debt obligations ranged from 7.75% to 8%. Inventory purchase commitments represent the amount of excess inventory purchase commitments that have been recorded on our balance sheet at March 31, 2006.

As of March 31, 2006 and December 31, 2005, we had $5.1 million and $5.4 million, respectively, committed as security under our line of credit.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Cash and cash equivalents	$52,000	$52,166
Short-term investments	19,452	18,974

	$71,452	$71,140

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short term investments and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts, commercial paper, and debt securities of domestic municipalities with credit ratings of AA or better. Cash and cash equivalents and short term investments are principally held with various domestic financial institutions with high-credit standing. As of March 31, 2006, we had an accounts receivable balance from one customer representing 12% of accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We do not use derivative financial instruments in our investment portfolio. We do not hold financial instruments for trading or speculative purposes. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Under our investment policy, short-term investments have a maximum maturity of one year from the date of acquisition, and the average maturity of the portfolio cannot exceed six months. Due to the relatively short maturity of the portfolio, a 10% increase in market interest rates at March 31, 2006 would decrease the fair value of the portfolio by less than $0.1 million.

Foreign Currency Exchange Risk

We transact business in various foreign countries. Substantially all of our assets are located in the United States. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily inter-company receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During 2006 and 2005, we did not hedge any of our foreign currency exposure.

We have performed sensitivity analyses as of March 31, 2006 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $1.4 million at March 31, 2006. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

In July 2000, Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against Paradyne and approximately 90 other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party, which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. Paradyne purchased this equipment from vendors, whom we believe may have an obligation to indemnify Paradyne in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The entire case was stayed on March 29, 2001, in order to allow an earlier-filed case with common factual and legal issues, referred to as the “Symbol/Cognex” litigation, to proceed. On January 23, 2004, the U.S. District Court for the District of Nevada found, in the Symbol/Cognex case, that the Lemelson patent claims at issue in the case involving Paradyne are invalid, unenforceable, and not infringed. The Symbol/Cognex court entered an amended judgment on May 27, 2004, finding the Lemelson patent claims at issue invalid, unenforceable, and not infringed, after denying Lemelson’s material post-trial motions. Lemelson appealed the amended judgment in the Symbol/Cognex case. On September 9, 2005, the Federal Circuit Court of Appeals affirmed the trial court’s invalidation of the Lemelson patents. On February 1, 2006, the Court entered an Order of Dismissal, dismissing with prejudice all of Lemelson’s patent infringement claims against all defendants, including Paradyne. Lemelson has not filed a timely appeal.

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

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

The Exhibit Index on page 33 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: May 9, 2006	By:	/s/ MORTEZA EJABAT
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment to Loan Documents dated February 24, 2006 between Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.22 of registrant’s Form 10-K filed on March 10, 2006)

10.2	Amendment to Receivables Purchase Agreement dated February 24, 2006 betweem Zhone Technologies Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.23 of registrant’s Form 10-K filed on March 10, 2006)

10.3	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.1 of registrants’s Form 8-K filed on March 15, 2006)

10.4	Incentive Awards Program Summary (incorporated by reference to Exhibit 10.2 of registrant’s Form 8-K filed on March 15, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer