Form 10-Q
period 2006-06-30
ZHONE TECHNOLOGIES INC
filed 2006-08-04
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes   ☐     No   ☒

As of July 31, 2006, there were approximately 148,833,781 shares of the registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$61,144	$52,166
Short-term investments	10,667	18,974
Accounts receivable, net of allowances for sales returns and doubtful accounts of $6,441 in 2006 and $5,643 in 2005	39,338	35,392
Inventories	47,520	48,370
Prepaid expenses and other current assets	3,700	5,811

Total current assets	162,369	160,713
Property and equipment, net	24,005	24,097
Goodwill	180,001	180,001
Other acquisition-related intangible assets, net	3,503	14,638
Restricted cash	547	547
Other assets	79	109

Total assets	$370,504	$380,105

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,809	$17,912
Line of credit	14,500	14,500
Current portion of long-term debt	1,718	1,170
Accrued and other liabilities	23,358	24,610

Total current liabilities	62,385	58,192
Long-term debt, less current portion	26,938	28,597
Other long-term liabilities	1,516	1,527

Total liabilities	90,839	88,316

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 900,000 shares; issued and outstanding 148,827 and 147,759 shares as of June 30, 2006 and December 31, 2005, respectively	149	148
Additional paid-in capital	1,055,229	1,051,320
Notes receivable from stockholders	(550)	(550)
Deferred compensation	—	(818)
Other comprehensive income (loss)	135	(17)
Accumulated deficit	(775,298)	(758,294)

Total stockholders’ equity	279,665	291,789

Total liabilities and stockholders’ equity	$370,504	$380,105

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenue	$54,214	$30,445	$106,900	$58,008
Cost of revenue (1)	42,526	17,646	75,351	33,240

Gross profit	11,688	12,799	31,549	24,768

Operating expenses:
Research and product development (1)	9,817	5,606	18,429	11,575
Sales and marketing (1)	10,684	6,765	20,274	12,950
General and administrative (1)	3,627	863	7,138	2,908
Amortization of intangible assets	559	2,257	2,457	4,514

Total operating expenses	24,687	15,491	48,298	31,947

Operating loss	(12,999)	(2,692)	(16,749)	(7,179)
Interest expense	(737)	(830)	(1,298)	(1,682)
Interest income	502	239	1,064	494
Other income (expense), net	189	(57)	141	(66)

Loss before income taxes	(13,045)	(3,340)	(16,842)	(8,433)
Income tax provision	55	15	162	53

Net loss	$(13,100)	$(3,355)	$(17,004)	$(8,486)

Basic and diluted net loss per share	($0.09)	($0.04)	($0.11)	($0.09)
Weighted average shares outstanding used to compute basic and diluted net loss per share	148,721	94,385	148,430	94,146
_______
(1) Amounts include stock-based compensation cost as follows:

Cost of revenue	235	25	556	52
Research and product development	391	60	929	119
Sales and marketing	332	51	776	102
General and administrative	478	16	646	34

Refer to Note 5 to the consolidated financial statements for more information.

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(17,004)	$(8,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,723	5,319
Stock-based compensation	2,907	307
Provision for sales returns and doubtful accounts	3,293	331
Gain on sale of assets	(289)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(7,239)	279
Inventories	850	(10,767)
Prepaid expenses and other current assets	391	1,220
Other assets	30	320
Accounts payable	4,897	4,879
Accrued and other liabilities	(1,293)	(3,262)

Net cash used in operating activities	(9,734)	(9,860)

Cash flows from investing activities:
Purchases of property and equipment	(1,173)	(733)
Proceeds from sale of assets	10,716	—
Purchases of short-term investments	(16,380)	(14,384)
Proceeds from sale of short-term investments	24,693	19,177

Net cash provided by investing activities	17,856	4,060

Cash flows from financing activities:
Proceeds from issuance of common stock	1,821	932
Repayment of debt	(1,111)	(2,875)

Net cash provided by (used in) financing activities	710	(1,943)

Effect of exchange rate changes on cash	146	(63)

Net increase (decrease) in cash and cash equivalents	8,978	(7,806)
Cash and cash equivalents at beginning of period	52,166	46,604

Cash and cash equivalents at end of period	$61,144	$38,798

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued liabilities converted to note payable	$—	$3,800

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

Zhone Technologies, Inc. (sometimes referred to, collectively with its subsidiaries, “Zhone” or the “Company”) designs, develops and markets communications network equipment for telephone companies and cable operators worldwide. The Company’s products allow network service providers to deliver video and interactive entertainment services in addition to their existing voice and data service offerings. The Company was incorporated under the laws of the state of Delaware in June 1999. The Company began operations in September 1999 and is headquartered in Oakland, California.

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

The Company adopted SFAS 123R using the modified prospective transition method, under which prior periods are not restated to reflect, and do not include, the impact of SFAS 123R. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The Company adopted the Black Scholes model to estimate the fair value of options. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting

Standards No. 123, Accounting for Stock–Based Compensation (SFAS 123), and adopted the pro forma disclosures required under SFAS 123.

Awards of stock options granted to consultants under the Company’s share-based compensation plans are accounted for at fair value determined by using the Black Scholes option pricing model in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services (EITF 96-18). These options are generally immediately exercisable and expire 10 years from the date of grant. The Company values non-employee options using the Black Scholes model. Non-employee options subject to vesting are valued as they become vested.

Fair value stock-based compensation expense under SFAS 123R for the three and six months ended June 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the provisions of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple option approach to the straight line single option method. Compensation expense for all employee share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight line single option method.

Pro Forma Information Under SFAS 123 for Periods Prior to the Implementation of SFAS 123R

The following table illustrates the effect on net loss and net loss per share if the fair value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(3,355)	$(8,486)
Add: Stock-based compensation expense included in reported net loss	152	307
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(1,403)	(3,066)

Pro forma net loss	$(4,606)	$(11,245)

Loss per share applicable to holders of common stock:
As reported – basic and diluted	$(0.04)	$(0.09)

Pro forma – basic and diluted	$(0.05)	$(0.12)

See Note 5 for further information regarding the Company’s stock-based compensation assumptions and expense.

e)	Concentration of Risk

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers, and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three and six months ended June 30, 2006, no customer represented 10% or more of net revenue. For the three months ended June 30, 2005, sales to two customers represented 12% and 10% of net revenue, respectively. For the six months ended June 30, 2005, sales to one customer represented 13% of net revenue. As of June 30, 2006 and December 31, 2005, no customer represented 10% or more of accounts receivable.

f)	Reclassifications

A reclassification of stock-based compensation expense to the associated operating expense line items in the unaudited condensed consolidated statement of operations has been made to prior period balances in order to conform to the current period’s presentation.

(2)	Acquisitions

Paradyne Networks, Inc.

In September 2005, the Company completed the acquisition of Paradyne Networks, Inc. in exchange for total consideration of $184.5 million, consisting of common stock valued at $164.1 million, options and warrants to purchase common stock valued at $19.4 million, and acquisition costs of $1.0 million. Common stock and options were valued using an average closing price as reported by Nasdaq for the two days immediately preceding and following the date of the announcement. The Company acquired Paradyne to strengthen its position as a leading provider of next-generation local access network solutions as well as increase its customer base. Paradyne had an existing contract with the Company to resell certain of the Company’s products.

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

Net tangible assets acquired consisted of total assets of $71.4 million, of which $70.4 million were current, offset by assumed liabilities of $21.8 million. Assumed liabilities included employee severance and estimated exit costs of $12.8 million, which were recorded based on Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3). As a result of the Paradyne acquisition, the Company assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $28.3 million as of June 30, 2006. The Company intends to continue to occupy only a portion of these facilities and is currently evaluating its options to exit or sublet the excess portion. The Company has recorded an amount which it believes is adequate to cover estimated costs to exit or sublet the excess portion of these facilities based on current information. The Company intends to finalize the purchase price allocation once it determines the course of action and actual costs associated with exiting the excess facilities in 2006. A summary of current period activity related to severance and exit costs accrued in accordance with EITF 95-3 is as follows (in thousands):

	Severance	Exit Costs	Total
Liability recorded at acquisition date	$5,080	$7,670	$12,750
Cash payments	(4,670)	(1,904)	(6,574)

Balance at December 31, 2005	410	5,766	6,176
Cash payments	(410)	(1,288)	(1,698)

Balance at June 30, 2006	—	$4,478	$4,478

The following table reflects the unaudited pro forma combined results of operations of the Company on the basis that the acquisition of Paradyne had taken place at the beginning of each period presented (in thousands, except per share data).

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net revenue	$58,086	$112,179
Net loss	(6,158)	(10,925)
Net loss per share – basic and diluted	$(0.04)	$(0.07)
Number of shares used in computation – basic and diluted	146,469	146,230

(3)	Long-lived Assets, Goodwill and Other Acquisition-Related Intangible Assets

The Company tests goodwill for impairment using a two step approach on an annual basis, or when certain indicators of impairment exist in accordance with SFAS 142, Goodwill and Other Intangible Assets. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit using the market approach. The Company has determined that it operates in a single segment with one operating unit. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. At June 30, 2006 and December 31, 2005, the Company had goodwill with a carrying value of $180.0 million.

In accordance with SFAS 144, the Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

The Company estimates the fair value of its long-lived assets based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, the Company is required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. During July 2006, the Company’s stock price declined, which if continued, could require a review that may result in impairment of goodwill and intangibles.

During the second quarter of 2006, the Company sold some of its non-strategic patents for $9.0 million resulting in a gain of $0.3 million.

Details of the Company’s acquisition-related intangible assets are as follows:

	June 30, 2006
	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life
	(in thousands)			(in years)
Developed technology	$33,420	$(33,420)	$—	—
Customer lists/relationships	43,549	(43,037)	512	4.0
Core technology	33,662	(32,239)	1,423	5.0
Others	4,698	(3,130)	1,568	4.0

Total	$115,329	$(111,826)	$3,503

	December 31, 2005
	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life
	(in thousands)			(in years)
Developed technology	$33,420	$(33,420)	$—	—
Customer lists/relationships	43,549	(41,822)	1,727	6.5
Core technology	33,662	(32,002)	1,660	5.0
Others	14,807	(3,556)	11,251	4.8

Total	$125,438	$(110,800)	$14,638

Amortization expense of intangible assets was $0.6 million and $2.3 million for the three months ended June 30, 2006 and 2005, respectively, and $2.5 million and $4.5 million for the six months ended June 30, 2006 and 2005, respectively.

Estimated amortization expense for the future periods ending December 31 is as follows: 2006 (remainder of year) - $0.6 million, 2007 - $1.2 million, 2008 - $1.1 million and 2009 - $0.6 million.

(4)	Inventories

Inventories as of June 30, 2006 and December 31, 2005 are as follows (in thousands):

	June 30, 2006	December 31, 2005
Inventories:
Raw materials	$31,081	$32,374
Work in process	11,010	11,388
Finished goods	5,429	4,608

	$47,520	$48,370

(5)	Stock-Based Compensation

As of June 30, 2006, the Company had two types of share-based compensation plans related to stock options and employee stock purchases. The compensation cost that has been charged against income for those plans was $1.4 million and $0.2 million for the three months ended June 30, 2006 and 2005, respectively, and $2.9 million and $0.3 million for the six months ended June 30, 2006 and 2005, respectively.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Amortization of deferred stock-based compensation (intrinsic value)	$—	$144	$—	$291
Stock-based compensation under SFAS 123R	1,361	—	2,762	—
Compensation expense relating to non-employees	4	8	9	16
Compensation expense relating to Employee Stock Purchase Plan	71	—	136	—

Stock-based compensation expense	$1,436	$152	$2,907	$307

Application of SFAS 123R had no impact on the Company’s cash position or resulting statement of cash flows.

Stock Options

The share-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company currently grants options from the 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant, except that any options granted to a 10% stockholder must have an exercise price equal to at least 110% of the fair market value of the Company’s common stock on the date of grant. The Board of Directors determines the term of each option, the option exercise price and the vesting terms. Stock options generally expire ten years from the date of grant and vest over a period of four years.

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

The assumptions used to value option grants for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Expected term	5.3 years	4.0 years	5.3 years	4.0 years
Volatility	77%	74%	80%	75%
Risk free interest rate	5.1%	3.7%	4.93%	3.8%

The following table sets forth the summary of option activity under the stock option program for the six months ended June 30, 2006 (in thousands, except per share data):

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2005	13,366	24,708	$5.07
Additional shares authorized	5,381	—
Impact of frozen plans	(10,746)	—
Granted	(835)	835	$2.41
Canceled/Forfeited	190	(1,369)	$7.19
Exercised	—	(773)	$1.68

Outstanding as of March 31, 2006	7,356	23,401	$4.96	6.19	$7,808
Granted	(504)	504	$2.11
Canceled/Forfeited	152	(348)	$4.57
Exercised	—	(32)	$1.09

Outstanding as of June 30, 2006	7,004	23,525	$4.91	6.03	$2,971

Exercisable at June 30, 2006		16,778	$5.82	4.89	$2,796

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.04 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

In February 2006, the Company amended and froze certain plans, including plans assumed through acquisitions, to provide that no further awards be made under any of the frozen plans after February 15, 2006. During the three and six months ended June 30, 2006, there were 0.2 million and 1.4 million cancelled shares, respectively, relating to plans which were frozen and therefore unavailable for grant.

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2006 was $1.89 per share and $1.76 per share, respectively. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2005 was $1.36 and $1.39, respectively. The intrinsic value of options exercised during the period was $0.04 million. For the three and six months ended June 30, 2006, the Company received $0.03 million and $1.3 million, respectively, in proceeds from stock option exercises.

As of June 30, 2006, there was $5.9 million of unrecognized compensation costs, adjusted for estimated forfeitures related to non-vested stock-based payments granted which are expected to be recognized over a weighted average period of 1.58 years.

Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (“ESPP”) allows eligible employee participants to purchase shares of the Company’s common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of each offering period. Participation is limited to 10% of an employee’s eligible compensation, not to exceed amounts allowed by the Internal Revenue Code.

At September 1, 2005, the Company changed from a six month offering period to a three month offering period under the ESPP.

During the second quarter of 2006, the number of available shares under the ESPP was increased by 2.0 million.

The following table summarizes shares purchased, weighted average purchase price, cash received and the aggregate intrinsic value for ESPP purchases during the three and six months ended June 30, 2006 and 2005 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Shares purchased	123,395	133,099	238,620	133,099
Weighted average purchase price	$1.78	$2.29	$1.82	$2.29
Cash received	$225	$304	$440	$304
Aggregate intrinsic value	$102	$107	$140	$107

The assumptions used to value stock purchases under the Company’s ESPP for the three and six months ended June 30, 2006 are as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Expected term	3 months	3 months
Volatility	41%	44%
Risk free interest rate	4.6%	4.31%
Weighted average fair value per share	$0.60	$0.57

(6)	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(13,100)	$(3,355)	$(17,004)	$(8,486)

Denominator:
Weighted average common stock outstanding	148,721	94,496	148,430	94,263
Adjustment for common stock issued subject to repurchase	—	(111)	—	(117)

Denominator for basic and diluted calculation	148,721	94,385	148,430	94,146

Basic and diluted net loss per share	$(0.09)	$(0.04)	$(0.11)	$(0.09)

The following table sets forth potentially dilutive securities that have been excluded from the diluted net loss per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30, 2006	Weighted Average Exercise Price	Six Months Ended June 30, 2006	Weighted Average Exercise Price
Convertible debentures	1,473	$6.02	1,473	$6.02
Warrants	2,716	$4.68	2,716	$4.68
Outstanding stock options	23,525	$4.91	23,525	$4.93

	27,714		27,714

	Three Months Ended June 30, 2005	Weighted Average Exercise Price	Six Months Ended June 30, 2005	Weighted Average Exercise Price
Weighted average common stock subject to repurchase	111	$2.46	117	$2.32
Convertible debentures	1,473	$6.02	1,473	$6.02
Warrants	3,030	$9.20	3,030	$9.20
Outstanding stock options	8,911	$4.54	8,911	$4.54

	13,525		13,531

(7)	Comprehensive Loss

The components of comprehensive loss, net of tax, for the three and six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(13,100)	$(3,355)	$(17,004)	$(8,486)
Other comprehensive loss:
Change in unrealized gain/loss on investments	8	(4)	6	(23)
Foreign currency translation adjustments	101	(38)	146	(63)

Total comprehensive loss	$(12,991)	$(3,397)	$(16,852)	$(8,572)

(8)	Commitments and Contingencies

Line of Credit and Long-Term Debt

Debt consisted of the following as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Secured real estate loan due April 2011	$19,789	$20,000
Convertible debentures assumed in Sorrento acquisition due August 2007	8,867	8,867
Note payable due 2006	—	900

	28,656	29,767
Less current portion of long-term debt	1,718	1,170

	$26,938	$28,597

Aggregate debt maturities as of June 30, 2006 were $1.6 million for the remainder of 2006, $7.7 million in 2007, $0.3 million in 2008, $0.3 million in 2009, $0.3 million in 2010 and $18.5 million in 2011. In addition, the Company had $14.5 million outstanding under its line of credit agreement at June 30, 2006 and December 31, 2005.

In December 2005, the Company entered into an amendment to an existing loan with a financial institution relating to the financing of its Oakland, California campus. As of June 30, 2006, the Company had $19.8 million of debt outstanding under this secured real estate loan facility which matures in April 2011. The interest rate on this debt was 8.1% as of June 30, 2006. The Company’s obligations under the loan are secured by a security interest in the Company’s campus. As of June 30, 2006 and December 31, 2005, the debt was collateralized by land and buildings with a net book value of $18.7 million and $18.9 million, respectively.

In July 2004, the Company assumed convertible debentures of $11.7 million relating to the acquisition of Sorrento Networks Corporation, with an interest rate of 7.5%. The remaining outstanding principal amount of the convertible debentures was $8.9 million as of June 30, 2006 and December 31, 2005 and matures in August 2007. The debentures are callable by the Company at any time, and can be converted into common stock at the option of the holder at a conversion price of $6.02 per share. As of June 30, 2006, the Company intended to pay $1.5 million of the debentures in the third quarter of 2006 and reclassified this portion as current debt.

In March 2005, the Company entered into a settlement agreement with a contract manufacturer. As a result of this settlement, the Company issued a $3.8 million non-interest bearing promissory note with a term of 14 months in return for inventory and settlement of liabilities. As of June 30, 2006, no amounts were outstanding under this promissory note.

On February 24, 2006, the Company entered into an amendment to its existing revolving credit facility providing for a one year extension of the term of the existing facility and a voluntary decrease in the size of the facility from $35 million to $25 million (the “Amended Facility”). Under the Amended Facility, the Company has the option of either borrowing funds at agreed upon rates of interest or selling specific accounts receivable to the financial institution, on a limited recourse basis, at agreed upon discounts to the face amount of those accounts receivable, so long as the aggregate amount of outstanding borrowings and purchased accounts receivable does not exceed $25 million. The amounts borrowed will bear interest, payable monthly, at a floating rate that, at the Company’s option, is either (1) the financial institution’s prime rate, or (2) the sum of the LIBOR rate plus 2.9%; provided that in either case, the minimum interest rate is 4.0%. The Amended Facility contains certain financial covenants and customary affirmative covenants and negative covenants. The interest rate was 8.25% at June 30, 2006. Under this Amended Facility, $14.5 million was outstanding at June 30, 2006 and an additional $10.1 million was committed as security for various letters of credit.

Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

Operating Leases
Year ending December 31:
2006 (remainder of the year)	$2,672
2007	4,730
2008	4,565
2009	4,573
2010	4,479
2011 and thereafter	8,957

Total minimum lease payments	$29,976

The total minimum lease payments shown above include projected payments and obligations for leases that the Company is no longer utilizing, some of which relate to excess facilities obtained through acquisitions. At June 30, 2006, the Company had estimated commitments of $28.3 million related to facilities assumed as a result of the Paradyne acquisition, of which a portion was accrued for excess facilities.

Warranties And Other Commitments

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment.

The following table reconciles changes in the Company’s accrued warranties and related costs for the six months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended June 30,
	2006	2005
Beginning balance	$5,247	$5,839
Charged to cost of revenue	1,507	583
Claims and settlements	(2,350)	(1,152)

Ending balance	$4,404	$5,270

The Company depends on sole source and limited source suppliers for several key components and on contract manufacturers to manufacture certain product lines. If the Company was unable to obtain these components on a timely basis, or if its contract manufacturers were unable to meet the Company’s delivery requirements, the Company’s operating results could be materially adversely affected.

The Company has agreements with various contract manufacturers which include inventory repurchase commitments for excess material based on the Company’s sales forecasts. The Company has recorded a liability for estimated charges of $0.4 million and $0.8 million related to these arrangements as of June 30, 2006 and December 31, 2005, respectively.

In connection with the acquisition of Sorrento Networks Corporation in July 2004, the Company has recorded assumed liabilities for possible contingencies related to the resolution of a defined benefit plan. In 2000, Sorrento sold one of its subsidiaries to Entrada Networks, Inc. In connection with this transaction, Entrada assumed all responsibilities for a defined benefit plan. Although Entrada is the sponsor of the benefit plan, it disclaims responsibility for the minimum funding contributions to the benefit plan and insists that the Company is responsible for any liability related thereto. The Company has reserved an estimated amount which the Company expects is sufficient to cover potential claims regarding the resolution of the benefit plan.

Sale of inventory and licensing of certain intellectual property

In March 2005, the Company sold all inventory and associated assets related to one of its legacy product lines to a third party. As part of this transaction, the Company and the buyer also entered into a technology license and option agreement in which the Company granted the buyer a license to the intellectual property associated with this legacy product line, and also granted the buyer an option to acquire the intellectual property at any time during the term of the agreement. During the second quarter of 2006, the technology license and option agreement was amended to provide for the sale of the intellectual property and the resolution of past due amounts in exchange for $1.5 million payable to the Company in three installments, of which $0.5 million was received in the second quarter of 2006. Future income associated with the payments received from the technology license will be recorded when and if realized.

Legal Proceedings

As a result of the acquisitions of Tellium and Paradyne, the Company became involved in various legal proceedings, claims and litigation, including those identified below, relating to the operations of Tellium and Paradyne prior to the acquisition of these entities.

Tellium Matters

On various dates between approximately December 10, 2002 and February 27, 2003, numerous class action securities complaints were filed against Tellium in the United States District Court for the District of New Jersey. On May 19, 2003, a consolidated amended complaint representing all of the actions was filed. The complaint alleges, among other things, that Tellium and its then-current directors and executive officers, and its underwriters, violated the Securities Act of 1933 by making false and misleading statements or omissions in its registration statement prospectus relating to the securities offered in the initial public offering. The complaint further alleges that these parties violated the Securities Exchange Act of 1934 by acting recklessly or intentionally in making the alleged misstatements and/or omissions in connection with the sale of Tellium stock. The complaint seeks damages in an unspecified amount, including compensatory damages, costs and expenses incurred in connection with the actions and equitable relief as may be permitted by law or equity. On March 31, 2004, the court granted Tellium’s and the underwriters’ motions to dismiss the complaint and allowed the plaintiffs to file a further amended complaint. On May 14, 2004, the plaintiffs filed a second consolidated and amended complaint. On June 25, 2004, the Company, as Tellium’s successor-in-interest, and the underwriters again moved to dismiss the complaint. On June 30, 2005, the court dismissed with prejudice the plaintiffs’ claims under the Securities Exchange Act of 1934, but denied the motions to dismiss with respect to the plaintiffs’ claims under the Securities Act of

1933. The plaintiffs moved for reconsideration of that portion of the court’s June 30, 2005 decision dismissing their claims under the Securities Exchange Act of 1934. On August 26, 2005, the court denied the plaintiffs’ motion for reconsideration. The case proceeded to discovery. On or about March 10, 2006, the parties reached an agreement in principle to settle the case. The court issued an order preliminarily approving the settlement on or about May 30, 2006. Notice of the proposed settlement has been or will be sent to the affected stockholders to determine whether those stockholders wish to participate in or object to the proposed settlement. Once that notification process is complete, the court then will determine whether to finally approve the settlement and dismiss plaintiffs’ claims. The court has scheduled a final approval hearing for September 7, 2006.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenue by Geography:
United States	$26,333	$17,697	$55,073	$34,458
Canada	3,684	3,369	5,657	5,887

Total North America	30,017	21,066	60,730	40,345

Latin America	8,771	590	13,280	1,469
Europe, Middle East, Africa	13,252	8,382	28,258	14,427
Asia Pacific	2,174	407	4,632	1,767

Total International	24,197	9,379	46,170	17,663

	$54,214	$30,445	$106,900	$58,008

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenue by Product Family:
SLMS	$35,272	$9,852	$68,427	$18,945
Legacy and Service	12,690	14,447	27,363	27,179
Optical Transport	6,252	6,146	11,110	11,884

Total revenue	$54,214	$30,445	$106,900	$58,008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets, including growth in the service provider market; future growth and revenues from our SLMS products; improvements in the capital spending environment; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to generate sufficient revenue to achieve or sustain profitability, our ability to raise additional capital to fund existing and future operations, defects or other performance problems in our products, the economic slowdown in the telecommunications industry that has restricted the ability of our customers to purchase our products, commercial acceptance of our SLMS products, intense competition in the communications equipment market from large equipment companies as well as private companies with products that address the same networks needs as our products, higher than anticipated expenses that we may incur, and other factors identified elsewhere in this report and in our most recent reports on Forms 10-K, 10-Q and 8-K. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Since inception, we have incurred significant operating losses and had an accumulated deficit of $775.3 million at June 30, 2006. The global communications market has deteriorated significantly over the last several years. However, we have seen market conditions stabilize recently as demand for our products has increased. In addition, we have generated additional revenue from sales of products obtained through acquisitions including the acquisition of Paradyne Networks, Inc. in September 2005.

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

Acquisitions

As of June 30, 2006, we had completed twelve acquisitions of complementary companies, products or technologies to supplement our internal growth. To date, we have generated a significant amount of our revenue from sales of products obtained through acquisitions.

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

Fair value stock-based compensation expense under SFAS 123R for the three and six months ended June 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the provisions of SFAS 123R, we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple option approach to the straight line single option method. Compensation expense for all employee share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight line single option method.

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

See Note 5 to the Consolidated Financial Statements for further information.

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

As of June 30, 2006, we had $180.0 million of goodwill, $3.5 million of other intangible assets and $24.0 million of property and equipment. Other intangible assets are comprised mainly of non-compete covenants and acquisition related intangibles including patents and acquired technology. During the second quarter of 2006, we sold some of our non-strategic patents for $9.0 million resulting in a gain of $0.3 million. Many of the entities we acquired do not have significant tangible assets; as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to purchased in-process research and development for future acquisitions, and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price of the acquired companies to intangible assets and goodwill has a significant impact on our future operating results. The allocation process requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, we would have to perform an impairment review that might result in material write-downs of intangible assets and/or goodwill. Other factors we consider important which could trigger an impairment review, include, but are not limited to, significant changes in the manner of use of our acquired assets, significant changes in the strategy for our overall business or significant negative economic trends, such as stock price movements. During July 2006 our stock price declined, which if continued, could require a review that may result in impairment of goodwill and intangibles. If this evaluation indicates that the value of an intangible asset or long-lived asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that the cost of an intangible asset or long-lived asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations of the entity or technology acquired over the remaining amortization or depreciation period, the net carrying value of the related intangible asset or long-lived asset will be reduced to fair value and the remaining amortization or depreciation period may be adjusted. For example, during the fourth quarter of 2005, we recorded a non-cash impairment charge of $102.1 million related to the impairment of acquisition related intangibles and goodwill. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our intangible assets may change in the future, which could result in additional non-cash charges that would adversely affect our results of operations and financial condition.

RESULTS OF OPERATIONS

We list in the tables below the historical condensed consolidated statement of operations data as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenue	100%	100%	100%	100%
Cost of revenue	78%	58%	70%	57%

Gross profit	22%	42%	30%	43%
Operating expenses:
Research and product development	18%	18%	18%	20%
Sales and marketing	20%	22%	19%	22%
General and administrative	7%	3%	7%	5%
Amortization and impairment of intangible assets	1%	7%	2%	8%

Total operating expenses	46%	51%	46%	55%

Operating loss	(24)%	(9)%	(16)%	(12)%
Interest expense	(1)%	(3)%	(1)%	(3)%
Interest income	1%	1%	1%	1%
Other income (expense), net	0%	0%	0%	0%

Loss before income taxes	(24)%	(11)%	(16)%	(15)%
Income tax provision	0%	0%	0%	0%

Net loss	(24)%	(11)%	(16)%	(15%

Revenue

Information about our revenue for products and services for the three and six months ended June 30, 2006 and 2005 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	Increase (Decrease)	% Change	2006	2005	Increase (Decrease)	% Change
Products	$51.0	$27.6	$23.4	85%	$100.9	$52.4	$48.5	93%
Services	3.2	2.8	0.4	14%	6.0	5.6	0.4	7%

Total	$54.2	$30.4	$23.8	78%	$106.9	$58.0	$48.9	84%

Information about our revenue for North America and International markets for the three and six months ended June 30, 2006 and 2005 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	Increase (Decrease)	% change	2006	2005	Increase (Decrease)		% change
Revenue by geography:
United States	$26.3	$17.6	$8.7	49%	$55.0	$34.5	$20.5		59%
Canada	3.7	3.4	0.3	9%	5.7	5.8	(0.1	)_	(2)%

Total North America	30.0	21.0	9.0	43%	60.7	40.3	20.4		51%
Latin America	8.8	0.6	8.2	1367%	13.3	1.5	11.8		787%
Europe, Middle East, Africa	13.2	8.4	4.8	57%	28.3	14.5	13.8		95%
Asia Pacific	2.2	0.4	1.8	450%	4.6	1.7	2.9		171%

Total International	24.2	9.4	14.8	157%	46.2	17.7	28.5		161%

Total	$54.2	$30.4	$23.8	78%	$106.9	$58.0	$48.9		84%

Information about our revenue by product line for the three and six months ended June 30, 2006 and 2005 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	Increase (Decrease)	% change	2006	2005	Increase (Decrease)	% change
SLMS	$35.2	$9.9	$25.3	256%	$68.4	$18.9	$49.5	262%
Legacy and Service	12.7	14.4	(1.7)	(12)%	27.4	27.2	0.2	1%
Optical Transport	6.3	6.1	0.2	3%	11.1	11.9	(0.8)	(7)%

	$54.2	$30.4	$23.8	78%	$106.9	$58.0	$48.9	84%

For the three months ended June 30, 2006, revenue increased 78% or $23.8 million to $54.2 million from $30.4 million for the same period last year. For the six months ended June 30, 2006, revenue increased 84% or $48.9 million to $106.9 million from $58.0 million for the same period last year. The increase in total revenue was primarily due to incremental revenue relating to the acquisition of Paradyne in September 2005 and increased demand for our SLMS products compared to the prior year, particularly in the international territories. Product revenue accounted for the majority of the total increase in revenue. For the three months ended June 30, 2006, product revenue increased $23.4 million or 85% to $51.0 million from $27.6 million, and $48.5 million or 93% to $100.9 million from $52.4 million for the six months ended June 30, 2006, compared to the same period last year. Service revenue increased by $0.4 million or 14% to $3.2 million from $2.8 million for the three months ended June 30, 2006 compared to 2005 and $0.4 million or 7% to $6.0 million from $5.6 million for the six months ended June 30, 2006 compared to the same period in 2005. Service revenue represents revenue from maintenance and other services associated with product shipments. The increase in both product and service revenue was due to the stabilization of the overall economic environment as well as incremental revenue associated with the acquisition of Paradyne. International revenue increased 157% or $14.8 million to $24.2 million for the three months ended June 30, 2006 from $9.4 million for the same period last year. For the six months ended June 30, 2006, international revenue increased 161% or $28.5 million to $46.2 million from $17.7 million for the same period last year. The significant increase in international revenue represents the increasing opportunity for our next-generation products in both existing and new network deployments among international carriers in the Middle East and Latin America, as well as incremental revenue from Paradyne products.

By product family, revenue for our SLMS product family increased by $25.3 million or 256% to $35.2 million from $9.9 million for the three months ended June 30, 2006 compared to the same period last year, and $49.5 million or 262% to $68.4 million from $18.9 million for the six months ended June 30, 2006, as compared to the same period last year. SLMS revenue increased due to the incremental revenue associated with Paradyne’s broadband products, increased adoption of IPTV, VoIP and broadband services, as well as increased demand, particularly in international territories. Revenue for our legacy products and services decreased $1.7 million or 12% to $12.7 million from $14.4 million for the three months ended June 30, 2006 as compared to the same period last year. For the six months ended June 30, 2006, legacy products and services increased by $0.2 million or 1% to $27.4 million from $27.2 million in the same period last year. Sales of our legacy products continued to decline as we focused our efforts on our SLMS product line. This trend shows the continuing shift in our reliance on legacy technologies as our rapidly growing SLMS business continues to overtake it. The general decline in legacy products was slightly offset by increased demand in our optical transport products of $0.2 million or 3% for the three months ended June 30, 2006, and decreased demand of $0.8 million or 7% to $11.1 million from $11.9 million for the six months ended June 30, 2006 compared to the same periods in 2005.

We expect that the product mix will continue to shift toward next-generation products in SLMS and optical transport. While we have experienced significant growth in international markets, we have recently encountered price-focused competitors and we anticipate this will continue.

For the three and six months ended June 30, 2006, no customer represented 10% or more of net revenue. For the three months ended June 30, 2005, sales to two customers represented 12% and 10% of net revenue, respectively. For the six months ended June 30, 2005, sales to one customer represented 13% of net revenue. As of June 30, 2006, no customer represented 10% or more of accounts receivable. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, increased $24.9 million or 141% to $42.5 million from $17.6 million for the three months ended June 30, 2006, and $42.1 million or 127% to $75.3 million from $33.2 million for the six months ended June 30, 2006 compared to the same periods in prior year. Cost of revenue increased due to a $7.2 million write off of inventory in the second quarter of 2006 related to reduced demand of legacy products, lower pricing on two large strategic international customers and the overall increase in revenue. Total cost of revenue was 78% and 58% of revenue for the three months ended June 30, 2006 and 2005, respectively, and 70% and 57% of revenue for the six months ended June 30, 2006 and 2005, respectively. Additionally, for the three and six months ended June 30,

2006, approximately $0.2 million and $0.6 million of stock-based compensation expense was included in cost of revenue expenses, respectively, compared to only $0.03 million and $0.05 million during the three and six months ended June 30, 2005, respectively, primarily due to the implementation of SFAS 123R in January 2006.

We expect that in the future, our cost of revenue as a percentage of net revenue will vary depending on the mix and average selling prices of products sold. In addition, competitive and economic pressures could cause us to reduce our prices, adjust the carrying values of our inventory, or record inventory charges relating to discontinued products and excess or obsolete inventory.

Research and Product Development Expenses

Research and product development expenses increased 75% or $4.2 million to $9.8 million from $5.6 million for the three months ended June 30, 2006 compared to 2005, and 59% or $6.8 million to $18.4 million from $11.6 million for the six months ended June 30, 2006 compared to 2005. The increase was primarily due to new product development efforts. Additionally, there were increased personnel related costs to support development efforts on acquired technologies. We intend to continue to invest in research and product development to attain our strategic product development objectives, while seeking to manage the associated costs through expense controls. Additionally, for the three and six months ended June 30, 2006, approximately $0.4 million and $0.9 million of stock-based compensation expense was included in research and product development expenses, respectively, compared to $0.1 million and $0.1 million during the three and six months ended June 30, 2005, respectively, primarily due to the implementation of SFAS 123R in January 2006.

Sales and Marketing Expenses

Sales and marketing expenses increased 58% or $3.9 million to $10.7 million from $6.8 million for the three months ended June 30, 2006 compared to 2005, and 57% or $7.3 million to $20.3 million from $13.0 million for the six months ended June 30, 2006 compared to 2005. The increase was primarily attributable to higher commissions and other personnel related costs to support revenue growth, particularly in the international territories, as well as increased spending on trade shows, travel and other marketing related promotions. Additionally, for the three and six months ended June 30, 2006, approximately $0.3 million and $0.8 million of stock-based compensation expense was included in sales and marketing expenses compared to $0.05 million and $0.1 million during the three and six months ended June 30, 2005, primarily due to the implementation of SFAS 123R in January 2006.

General and Administrative Expenses

General and administrative expenses increased 320% or $2.7 million to $3.6 million from $0.9 million for the three months ended June 30, 2006 compared to 2005, and 145% or $4.2 million to $7.1 million from $2.9 million for the six months ended June 30, 2006 compared to 2005. The increase was primarily due to a bad debt recovery in the prior year, higher personnel related costs to support our growth and increase in bad debt expense. Additionally, for the three and six months ended June 30, 2006, approximately $0.5 million and $0.6 million of stock-based compensation expense was included in general and administrative expenses, respectively, compared to $0.02 million and $0.03 million during the three and six months ended June 30, 2005, respectively, primarily due to the implementation of SFAS 123R in January 2006.

Amortization of Intangibles

For the three months ended June 30, 2006, amortization of intangibles decreased by $1.7 million to $0.6 million from $2.3 million compared to the same period in the previous year. For the six months ended June 30, 2006, amortization of intangibles decreased $2.0 million to $2.5 million from $4.5 million compared to 2005. The decrease was primarily due to the impairment of intangibles in December 2005 as well as the sale of some non-strategic patents during the second quarter of 2006.

Interest Expense

Interest expense for the three months ended June 30, 2006 decreased by $0.1 million to $0.7 million from $0.8 million compared to 2005 and by $0.4 million to $1.3 million from $1.7 million for the six months ended June 30, 2006 compared to 2005. The decrease was primarily due to a decrease in the outstanding debt balances.

Interest Income

Interest income for the three months ended June 30, 2006 increased by $0.3 million to $0.5 million from $0.2 million compared to 2005 and by $0.6 million to $1.1 million from $0.5 million for the six months ended June 30, 2006 compared to 2005 due to higher average balances of cash and short-term investments and higher interest rates.

Income Tax Provision

During the three and six months ended June 30, 2006 and 2005, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

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

At June 30, 2006, cash, cash equivalents and short-term investments, all of which are available to fund current operations, were $71.8 million. This amount includes cash and cash equivalents of $61.1 million, as compared with $52.2 million at December 31, 2005. The increase in cash and cash equivalents was attributable to net cash used in operating activities of $9.7 million, offset by net cash provided by investing activities of $17.9 million and financing activities of $0.7 million.

Net cash used in operating activities of $9.7 million for the six months ended June 30, 2006 consisted of the net loss of $(17.0) million before non-cash charges totaling $9.6 million and changes in operating assets and liabilities totaling $(2.3) million. The most significant components of the changes in operating assets and liabilities were an increase in accounts receivable of $7.2 million and a decrease in accrued liabilities of $1.3 million offset by an increase in accounts payable of $4.9 million and a decrease in inventory of $0.9 million. Net cash provided by investing activities in the first half of 2006 of $17.9 million consisted primarily of proceeds from sales of short-term investments of $8.3 million and proceeds on sale of assets of $10.7 million offset by the purchases of property and equipment of $1.1 million. Net cash provided by financing activities in the first half of 2006 of $0.7 million consisted of $1.8 million in proceeds from the issuance of common stock and repayment of debt of $1.1 million.

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

Our primary source of liquidity comes from our cash and cash equivalents and short-term investments, which totaled $71.8 million at June 30, 2006, and our $25.0 million line of credit, under which $14.5 million was outstanding at June 30, 2006, and an additional $10.1 million was committed as security for various letters of credit. Borrowings under the line of credit bear interest at the financial institution’s prime rate or LIBOR plus 2.9%, at our election, provided that the minimum interest rate is 4.0%. The interest rate was 8.25% at June 30, 2006. Our short-term investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities at the date of acquisition ranging from 90 days to one year.

On February 24, 2006, we entered into an amendment to our existing revolving credit facility providing for a one year extension of the term of the existing facility and a voluntary decrease in the size of the facility from $35 million to $25 million (the “Amended Facility”). Under the Amended Facility, we have the option of either borrowing funds at agreed upon rates of interest or selling specific accounts receivable to the financial institution, on a limited recourse basis, at agreed upon discounts to the face amount of those accounts receivable, so long as the aggregate amount of outstanding borrowings and purchased accounts receivable does not exceed $25 million. The amounts borrowed will bear interest, payable monthly, at a floating rate that, at our option, is either (1) the financial institution’s prime rate, or (2) the sum of the LIBOR rate plus 2.9%; provided that in either case, the minimum interest rate is 4.0%.

In March 2004, we filed a Form S-3 registration statement which allows us to sell, from time to time, up to $100 million of our common stock or other securities. Although we may use this multi-purpose shelf registration to raise additional capital, there can be no certainty as to when or if we may offer any securities under the shelf registration or what the terms of any such offering would be.

Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At June 30, 2006, no customer represented 10% or more of our total accounts receivable balance. Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. As a result of the Paradyne acquisition in September 2005, we assumed a lease commitment of facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $28.3 million as of June 30, 2006. We intend to continue to occupy only a portion of these facilities and are currently evaluating our options to exit or sublet the excess portion. We have recorded an amount in accordance with Emerging Issues Task Force Issue No. 95-3 (EITF 95-3), which we believe is adequate to cover costs incurred to exit the excess portion of these facilities. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt. We intend to fund our operations for the foreseeable future using our existing cash, cash equivalents and short-term investments and liquidity available under our line of credit agreement.

Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments and available credit facilities will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Contractual Commitments and Off-Balance Sheet Arrangements

At June 30, 2006, our future contractual commitments by fiscal year were as follows (in thousands):

			Payments due by period
	Total	2006	2007	2008	2009	2010	2011	2012 and beyond
Operating leases	$29,976	$2,672	$4,730	$4,565	$4,573	$4,479	$4,479	$4,478
Line of credit	14,500	14,500	—	—	—	—	—	—
Debt	28,656	1,583	7,682	290	320	347	18,434	—
Inventory purchase commitments	380	380	—	—	—	—	—	—

Total future contractual commitments	$73,512	$19,135	$12,412	$4,855	$4,893	$4,826	$22,913	$4,478

The operating lease amounts shown above represent off-balance sheet arrangements to the extent that a liability is not already recorded on our balance sheet. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. The debt and line of credit obligations have been recorded on our balance sheet. The debt obligation amounts shown above represent the scheduled principal repayments and estimated contract maintenance payments, but not the associated interest payments which may vary based on changes in market interest rates. At June 30, 2006, the interest rate on our outstanding debt obligations ranged from 7.5% to 8.25%. Inventory purchase commitments represent the amount of excess inventory purchase commitments that have been recorded on our balance sheet at June 30, 2006.

As of June 30, 2006 and December 31, 2005, we had $10.1 million and $5.4 million, respectively, committed as security under our line of credit.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Cash and cash equivalents	$61,144	$52,166
Short-term investments	10,667	18,974

	$71,811	$71,140

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short term investments and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts, commercial paper, and debt securities of domestic municipalities with credit ratings of AA or better. Cash and cash equivalents and short term investments are principally held with various domestic financial institutions with high-credit standing. As of June 30, 2006, no customer represented 10% or more of our total accounts receivable balance.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We do not use derivative financial instruments in our investment portfolio. We do not hold financial instruments for trading or speculative purposes. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Under our investment policy, short-term investments have a maximum maturity of one year from the date of acquisition, and the average maturity of the portfolio cannot exceed six months. Due to the relatively short maturity of the portfolio, a 10% increase in market interest rates at June 30, 2006 would decrease the fair value of the portfolio by less than $0.1 million.

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

We have performed sensitivity analyses as of June 30, 2006 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $1.1 million at June 30, 2006. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

Tellium Matters

On various dates between approximately December 10, 2002 and February 27, 2003, numerous class action securities complaints were filed against Tellium in the United States District Court for the District of New Jersey. On May 19, 2003, a consolidated amended complaint representing all of the actions was filed. The complaint alleges, among other things, that Tellium and its then-current directors and executive officers, and its underwriters, violated the Securities Act of 1933 by making false and misleading statements or omissions in its registration statement prospectus relating to the securities offered in the initial public offering. The complaint further alleges that these parties violated the Securities Exchange Act of 1934 by acting recklessly or intentionally in making the alleged misstatements and/or omissions in connection with the sale of Tellium stock. The complaint seeks damages in an unspecified amount, including compensatory damages, costs and expenses incurred in connection with the actions and equitable relief as may be permitted by law or equity. On March 31, 2004, the court granted Tellium’s and the underwriters’ motions to dismiss the complaint and allowed the plaintiffs to file a further amended complaint. On May 14, 2004, the plaintiffs filed a second consolidated and amended complaint. On June 25, 2004, Zhone, as Tellium’s successor-in-interest, and the underwriters again moved to dismiss the complaint. On June 30, 2005, the court dismissed with prejudice the plaintiffs’ claims under the Securities Exchange Act of 1934, but denied the motions to dismiss with respect to the plaintiffs’ claims under the Securities Act of 1933. The plaintiffs moved for reconsideration of that portion of the court’s June 30, 2005 decision dismissing their claims under the Securities Exchange Act of 1934. On August 26, 2005, the court denied the plaintiffs’ motion for reconsideration. The case proceeded to discovery. On or about March 10, 2006, the parties reached an agreement in principle to settle the case. The court issued an order preliminarily approving the settlement on or about May 30, 2006. Notice of the proposed settlement has been or will be sent to the affected stockholders to determine whether those stockholders wish to participate in or object to the proposed settlement. Once that notification process is complete, the court then will determine whether to finally approve the settlement and dismiss plaintiffs’ claims. The court has scheduled a final approval hearing for September 7, 2006.

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

At our 2006 annual meeting of stockholders held on May 17, 2006, the stockholders voted on the following three proposals and cast their votes as follows:

Proposal 1: To elect three members of the Board of Directors to serve for three year terms as Class II Directors.

Nominee	For	Withheld
James Coulter	113,690,244	3,919,515
James Greene, Jr.	115,264,289	2,345,470
C. Richard Kramlich	115,298,022	2,311,737

Proposal 2: To ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

For	Against	Abstentions
116,874,344	363,004	372,411

Proposal 3: To approve an amendment to our 2002 Employee Stock Purchase Plan.

For	Against	Abstentions	Not Voted
62,347,326	2,773,582	557,488	51,931,363

Item 6.	Exhibits

The Exhibit Index on page 33 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: August 4, 2006	By:	/s/ Morteza Ejabat
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/s/ Kirk Misaka
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Zhone Technologies, Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed on May 17, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer