Form 10-Q
period 2006-09-30
ZHONE TECHNOLOGIES INC
filed 2006-11-06
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐    No  ☒

As of October 31, 2006, there were approximately 149,082,679 shares of the registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$51,314	$52,166
Short-term investments	14,489	18,974
Accounts receivable, net of allowances for sales returns and doubtful accounts of $7,399 in 2006 and $5,643 in 2005	35,497	35,392
Inventories	48,408	48,370
Prepaid expenses and other current assets	3,464	5,811

Total current assets	153,172	160,713
Property and equipment, net	24,127	24,097
Goodwill	70,541	180,001
Other acquisition-related intangible assets, net	—	14,638
Restricted cash	547	547
Other assets	79	109

Total assets	$248,466	$380,105

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,048	$17,912
Line of credit	14,500	14,500
Current portion of long-term debt	7,667	1,170
Accrued and other liabilities	23,380	24,610

Total current liabilities	66,595	58,192
Long-term debt, less current portion	19,445	28,597
Other long-term liabilities	1,515	1,527

Total liabilities	87,555	88,316

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 900,000 shares; issued and outstanding 149,039 and 147,759 shares as of September 30, 2006 and December 31, 2005, respectively	149	148
Additional paid-in capital	1,056,829	1,051,320
Notes receivable from stockholders	—	(550)
Deferred compensation	—	(818)
Other comprehensive income (loss)	263	(17)
Accumulated deficit	(896,330)	(758,294)

Total stockholders’ equity	160,911	291,789

Total liabilities and stockholders’ equity	$248,466	$380,105

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue	$43,138	$40,615	$150,038	$98,623
Cost of revenue (1)	28,029	23,846	103,380	57,086

Gross profit	15,109	16,769	46,658	41,537

Operating expenses:
Research and product development (1)	9,042	7,413	27,471	18,988
Sales and marketing (1)	9,308	7,441	29,582	20,391
General and administrative (1)	3,930	8,067	11,068	10,975
Purchased in-process research and development	—	1,190	—	1,190
Amortization of intangible assets	307	3,214	2,764	7,728
Impairment of intangible assets and goodwill	113,666	—	113,666	—

Total operating expenses	136,253	27,325	184,551	59,272

Operating loss	(121,144)	(10,556)	(137,893)	(17,735)
Interest expense	(648)	(829)	(1,946)	(2,512)
Interest income	735	321	1,799	816
Other income (expense), net	47	(110)	188	(176)

Loss before income taxes	(121,010)	(11,174)	(137,852)	(19,607)
Income tax provision	22	80	184	133

Net loss	$(121,032)	$(11,254)	$(138,036)	$(19,740)

Basic and diluted net loss per share	($0.81)	($0.10)	($0.93)	($0.20)
Weighted average shares outstanding used to compute basic and diluted net loss per share	148,905	112,099	148,589	100,198

(1) Amounts include stock-based compensation cost as follows:

Cost of revenue	181	22	737	74
Research and product development	370	52	1,299	171
Sales and marketing	310	54	1,086	156
General and administrative	457	2,617	1,103	2,651

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(138,036)	$(19,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,721	8,975
Impairment of goodwill and intangible assets	113,666	—
Stock-based compensation	4,225	3,052
Provision for sales returns and doubtful accounts	5,402	1,093
Purchased in-process research and development	—	1,190
Gain on sale of assets	(289)	(2,720)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,507)	(2,950)
Inventories	(38)	(6,134)
Prepaid expenses and other current assets	627	2,706
Other assets	30	404
Accounts payable	3,136	2,780
Accrued and other liabilities	(2,282)	(10,763)

Net cash used in operating activities	(14,345)	(22,107)

Cash flows from investing activities:
Cash acquired from acquisitions	—	42,838
Purchases of property and equipment	(1,987)	(1,361)
Purchase of intangible assets	—	(1,980)
Proceeds from sale of assets	10,716	—
Purchases of short-term investments	(30,790)	(24,444)
Proceeds from sale of short-term investments	35,287	26,371

Net cash provided by investing activities	13,226	41,424

Cash flows from financing activities:
Proceeds from issuance of common stock	2,104	1,936
Proceeds from repayment of officer loans	550	—
Repayment of debt	(2,655)	(3,650)

Net cash used in financing activities	(1)	(1,714)

Effect of exchange rate changes on cash	268	(23)

Net increase (decrease) in cash and cash equivalents	(852)	17,580
Cash and cash equivalents at beginning of period	52,166	46,604

Cash and cash equivalents at end of period	$51,314	$64,184

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued liabilities converted to note payable	$—	$3,800

Common stock and options issued for acquisition	$—	$184,401

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

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

Awards of stock options granted to consultants under the Company’s share-based compensation plans are accounted for at fair value determined by using the Black Scholes option pricing model in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services (EITF 96-18). These options are generally immediately exercisable and expire seven to ten years from the date of grant. The Company values non-employee options using the Black Scholes model. Non-employee options subject to vesting are valued as they become vested.

Fair value stock-based compensation expense under SFAS 123R for the three and nine months ended September 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the provisions of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple option approach to the straight line single option method. Compensation expense for all employee share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight line single option method.

Pro Forma Information Under SFAS 123 for Periods Prior to the Implementation of SFAS 123R

The following table illustrates the effect on net loss and net loss per share if the fair value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(11,254)	$(19,740)
Add: Stock-based compensation expense included in reported net loss	2,745	3,052
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(4,288)	(7,354)

Pro forma net loss	$(12,797)	$(24,042)

Loss per share applicable to holders of common stock:
As reported – basic and diluted	$(0.10)	$(0.20)

Pro forma – basic and diluted	$(0.11)	$(0.24)

See Note 5 for further information regarding the Company’s stock-based compensation assumptions and expense.

(e)	Concentration of Risk

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers, and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended September 30, 2006, sales to one customer represented

12% of net revenue. For the nine months ended September 30, 2006, no customer represented 10% or more of net revenue. For the three months ended September 30, 2005, no customer represented 10% or more of net revenue. For the nine months ended September 30, 2005, sales to one customer represented 11% of net revenue. As of September 30, 2006, two customers each represented 10% of accounts receivable. As of December 31, 2005, no customer represented 10% or more of accounts receivable.

(f)	Reclassifications

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

In September 2006, the purchase allocation was finalized as the Company completed its plan with respect to acquired excess facilities. The final purchase consideration was allocated as follows: net tangible assets - $48.6 million, amortizable intangible assets - $54.8 million, purchased in-process research and development - $1.2 million, goodwill - $79.0 million, and deferred compensation - $0.9 million. The amount allocated to purchased in-process research and development was charged to expense during the third quarter of 2005, because technological feasibility had not been established and no future alternative uses for the technology existed. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. Of the amount allocated to amortizable intangible assets, $12.3 million was allocated to core technology and $10.1 million was allocated to patents, both of which were assigned an estimated useful life of five years. Of the remaining $32.4 million, $3.3 million was allocated to backlog and $29.1 million was allocated to customer relationships, which were assigned estimated useful lives of six months and seven years, respectively.

Net tangible assets acquired consisted of total assets of $71.4 million, of which $70.4 million were current assets, offset by adjusted assumed liabilities of $22.8 million. Assumed liabilities included employee severance and estimated exit costs which were recorded based on Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3). As a result of the Paradyne acquisition, the Company assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $27.2 million as of September 30, 2006. In September 2006, the Company finalized its plan to sublet the excess portion of these facilities and has recorded an adjustment to the purchase price allocation of $1.0 million to increase the assumed liabilities relating to this lease. A summary of current period activity related to severance and exit costs accrued in accordance with EITF 95-3 is as follows (in thousands):

	Severance	Exit Costs	Total
Liability recorded at acquisition date	$5,080	$7,670	$12,750
Net cash payments	(4,670)	(1,904)	(6,574)

Balance at December 31, 2005	410	5,766	6,176
Net cash payments	(410)	(1,288)	(1,698)

Balance at June 30, 2006	—	$4,478	$4,478
Adjustment	—	1,010	1,010
Net cash payments	—	(470)	(470)

Balance at September 30, 2006	—	$5,018	$5,018

The following table reflects the unaudited pro forma combined results of operations of the Company on the basis that the acquisition of Paradyne had taken place at the beginning of each period presented (in thousands, except per share data).

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net revenue	$57,743	$169,923
Net loss	(15,723)	(33,925)
Net loss per share – basic and diluted	$(0.11)	$(0.22)
Number of shares used in computation – basic and diluted	146,822	152,282

(3)	Long-Lived Assets, Goodwill and Other Acquisition-Related Intangible Assets

The Company tests goodwill for impairment using a two step approach on an annual basis, or when certain indicators of impairment exist in accordance with SFAS 142, Goodwill and Other Intangible Assets. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit using the market approach. The Company has determined that it operates in a single segment with one operating unit. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. During the quarter ended September 30, 2006, the Company determined that such indicators of impairment existed and the second step was performed, resulting in a goodwill impairment loss of $110.5 million. Changes in the carrying amount of goodwill were as follows (in thousands):

Nine months ended September 30, 2006
Beginning balance	$180,001
Paradyne adjustment	1,010
Impairment of goodwill	(110,470)

Ending balance	$70,541

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

The Company estimates the fair value of its long-lived assets based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, the Company is required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. During the quarter ended September 30, 2006, the Company determined that indicators of impairment existed and an impairment analysis was performed resulting in an impairment loss to amortizable intangibles of $3.2 million.

During the second quarter of 2006, the Company sold some of its non-strategic patents for $9.0 million resulting in a gain of $0.3 million.

Changes in the carrying amount of intangible assets were as follows (in thousands):

Nine months ended September 30, 2006
Beginning net book value	$14,638
Amortization	(2,764)
Impairment of intangibles	(3,196)
Sale of patents	(8,678)

Ending net book value	$—

Details of the Company’s acquisition-related intangible assets are as follows:

	September 30, 2006
	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life
	(in thousands)	(in thousands)	(in thousands)	(in years)
Developed technology	$33,420	$(33,420)	$—	—
Customer lists/relationships	43,101	(43,101)	—	—
Core technology	32,358	(32,358)	—	—
Others	3,253	(3,253)	—	—

Total	$112,132	$(112,132)	$—

	December 31, 2005
	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life
	(in thousands)	(in thousands)	(in thousands)	(in years)
Developed technology	$33,420	$(33,420)	$—	—
Customer lists/relationships	43,549	(41,822)	1,727	6.5
Core technology	33,662	(32,002)	1,660	5.0
Others	14,807	(3,556)	11,251	4.8

Total	$125,438	$(110,800)	$14,638

Amortization expense of intangible assets was $0.3 million and $3.2 million for the three months ended September 30, 2006 and 2005, respectively, and $2.8 million and $7.7 million for the nine months ended September 30, 2006 and 2005, respectively.

(4)	Inventories

Inventories as of September 30, 2006 and December 31, 2005 are as follows (in thousands):

	September 30, 2006	December 31, 2005
Inventories:
Raw materials	$31,748	$32,374
Work in process	11,705	11,388
Finished goods	4,955	4,608

	$48,408	$48,370

(5)	Stock-Based Compensation

As of September 30, 2006, the Company had two types of share-based compensation plans related to stock options and employee stock purchases. The compensation cost that has been charged as an expense in the statement of operations for those plans was $1.3 million and $2.7 million for the three months ended September 30, 2006 and 2005, respectively, and $4.2 million and $3.1 million for the nine months ended September 30, 2006 and 2005, respectively.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Amortization of deferred stock-based compensation (intrinsic value)	$—	$126	$—	$416
Stock-based compensation under SFAS 123R	1,217	—	3,979	—
Compensation expense relating to non-employees	1	2,619	10	2,636
Compensation expense relating to Employee Stock Purchase Plan	100	—	236	—

Stock-based compensation expense	$1,318	$2,745	$4,225	$3,052

Application of SFAS 123R had no impact on the Company’s cash position or resulting statement of cash flows.

Stock Options

The share-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company currently grants options from the 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant, except that any options granted to a 10% stockholder must have an exercise price equal to at least 110% of the fair market value of the Company’s common stock on the date of grant. The Board of Directors determines the term of each option, the option exercise price and the vesting terms. Stock options generally expire seven to ten years from the date of grant and vest over a period of four years.

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

The assumptions used to value option grants for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Expected term	4.1 years	4.0 years	4.5 years	4.0 years
Volatility	71%	73%	74%	73%
Risk free interest rate	4.5%	4.24%	4.65%	4.18%

The following table sets forth the summary of option activity under the stock option program for the nine months ended September 30, 2006 (in thousands, except per share data):

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2005	13,366	24,708	$5.07
Additional shares authorized	5,381	—
Impact of frozen plans	(10,746)	—
Granted	(835)	835	$2.41
Canceled/Forfeited	190	(1,369)	$7.19
Exercised	—	(773)	$1.68

Outstanding as of March 31, 2006	7,356	23,401	$4.96	6.19	$7,808
Granted	(504)	504	$2.11
Canceled/Forfeited	152	(348)	$4.57
Exercised	—	(32)	$1.09

Outstanding as of June 30, 2006	7,004	23,525	$4.91	6.03	$2,971
Granted	(3,130)	3,130	$1.57
Canceled/Forfeited	166	(833)	$3.85
Exercised	—	(39)	$1.12

Outstanding as of September 30, 2006	4,040	25,783	$4.55	6.03	$475

Vested and expected to vest at September 30, 2006		24,855	$4.63	5.95	$474

Exercisable at September 30, 2006		16,787	$5.76	4.92	$475

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.07 as of September 30, 2006, which would have been received by the option holders had the option holders exercised their options as of that date.

In February 2006, the Company amended and froze certain plans, including plans assumed through acquisitions, to provide that no further awards be made under any of the frozen plans after February 15, 2006. During the three and nine months ended September 30, 2006, there were 0.7 million and 2.1 million cancelled shares, respectively, relating to plans which were frozen and therefore unavailable for grant.

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2006 was $0.90 and $1.16 per share, respectively. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2005 was $1.52 and $1.50 per share, respectively. The intrinsic value of options exercised during the period was $20,000. For the three and nine months ended September 30, 2006, the Company received $43,000 and $1.4 million, respectively, in proceeds from stock option exercises.

As of September 30, 2006, there was $7.1 million of unrecognized compensation costs, adjusted for estimated forfeitures related to non-vested stock-based payments granted which are expected to be recognized over a weighted average period of 1.87 years.

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

The following table summarizes shares purchased, weighted average purchase price, cash received and the aggregate intrinsic value for ESPP purchases during the three and nine months ended September 30, 2006 and 2005 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Shares purchased	173	158	412	291
Weighted average purchase price	$1.38	$2.25	$1.64	$2.27
Cash received	$238	$351	$678	$655
Aggregate intrinsic value	$137	$68	$277	$174

The assumptions used to value stock purchases under the Company’s ESPP for the three and nine months ended September 30, 2006 are as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected term	3 months	3 months
Volatility	48%	46%
Risk free interest rate	4.8%	4.5%
Weighted average fair value per share	$ 0.53	$ 0.55

(6)	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(121,032)	$(11,254)	$(138,036)	$(19,740)

Denominator:
Weighted average common stock outstanding	148,905	112,138	148,589	100,289
Adjustment for common stock issued subject to repurchase	—	(39)	—	(91)

Denominator for basic and diluted calculation	148,905	112,099	148,589	100,198

Basic and diluted net loss per share	$(0.81)	$(0.10)	$(0.93)	$(0.20)

The following table sets forth potentially dilutive securities that have been excluded from the diluted net loss per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30, 2006	Weighted Average Exercise Price	Nine Months Ended September 30, 2006	Weighted Average Exercise Price
Convertible debentures	1,231	$6.02	1,231	$6.02
Warrants	2,716	$4.68	2,716	$4.68
Outstanding stock options	25,783	$4.55	25,783	$4.55

	29,730		29,730

	Three Months Ended September 30, 2005	Weighted Average Exercise Price	Nine Months Ended September 30, 2005	Weighted Average Exercise Price
Weighted average common stock subject to repurchase	39	$2.90	91	$2.64
Convertible debentures	1,473	$6.02	1,473	$6.02
Warrants	4,136	$8.19	4,136	$8.19
Outstanding stock options	26,955	$5.13	26,955	$5.13

	32,603		32,655

(7)	Comprehensive Loss

The components of comprehensive loss, net of tax, for the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(121,032)	$(11,254)	$(138,036)	$(19,740)
Other comprehensive loss:
Change in unrealized gain/loss on investments	6	57	12	33
Foreign currency translation adjustments	123	39	268	(23)

Total comprehensive loss	$(120,903)	$(11,158)	$(137,756)	$(19,730)

(8)	Commitments and Contingencies

Line of Credit and Long-Term Debt

Debt consisted of the following as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Secured real estate loan due April 2011	$19,702	$20,000
Convertible debentures assumed in Sorrento acquisition due August 2007	7,410	8,867
Note payable due 2006	—	900

	27,112	29,767
Less current portion of long-term debt	7,667	1,170

	$19,445	$28,597

Aggregate debt maturities as of September 30, 2006 were $0.1 million for the remainder of 2006, $7.7 million in 2007, $0.3 million in 2008, $0.3 million in 2009, $0.3 million in 2010 and $18.4 million in 2011. In addition, the Company had $14.5 million outstanding under its line of credit agreement at September 30, 2006 and December 31, 2005.

In December 2005, the Company entered into an amendment to an existing loan with a financial institution relating to the financing of its Oakland, California campus. As of September 30, 2006, the Company had $19.7 million of debt outstanding under this secured real estate loan which matures in April 2011. The interest rate on this debt was 8.1% as of September 30, 2006. The Company’s obligations under the loan are secured by a security interest in the Company’s campus. As of September 30, 2006 and December 31, 2005, the debt was collateralized by land and buildings with a net book value of $18.6 million and $18.9 million, respectively.

In July 2004, the Company assumed convertible debentures of $11.7 million relating to the acquisition of Sorrento Networks Corporation, with an interest rate of 7.5%. The remaining outstanding principal amount of the convertible debentures was $7.4 million as of September 30, 2006 and matures in August 2007. The debentures are callable by the Company at any time, and can be converted into common stock at the option of the holder at a conversion price of $6.02 per share. During the quarter ended September 30, 2006, the Company paid $1.5 million of the debentures.

In March 2005, the Company entered into a settlement agreement with a contract manufacturer. As a result of this settlement, the Company issued a $3.8 million non-interest bearing promissory note with a term of 14 months in return for inventory and settlement of liabilities. As of September 30, 2006, no amounts were outstanding under this promissory note.

On February 24, 2006, the Company entered into an amendment to its existing revolving credit facility providing for a one year extension of the term of the existing facility and a voluntary decrease in the size of the facility from $35 million to $25 million (the “Amended Facility”). Under the Amended Facility, the Company has the option of either borrowing funds at agreed upon rates of interest or selling specific accounts receivable to the financial institution, on a limited recourse basis, at agreed upon discounts to the face amount of those accounts receivable, so long as the aggregate amount of outstanding borrowings and purchased accounts receivable does not exceed $25 million. The amounts borrowed will bear interest, payable monthly, at a floating rate that, at the Company’s option, is either (1) the financial institution’s prime rate, or (2) the sum of the LIBOR rate plus 2.9%; provided that in either case, the minimum interest rate is 4.0%. The Amended Facility contains certain financial covenants and customary affirmative covenants and negative covenants. The interest rate was 8.25% at September 30, 2006. Under this Amended Facility, $14.5 million was outstanding at September 30, 2006 and an additional $10.3 million was committed as security for various letters of credit.

Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

Operating Leases
Year ending December 31:
2006 (remainder of the year)	$1,340
2007	5,077
2008	4,616
2009	4,573
2010	4,478
2011	4,479
2012	4,478

Total minimum lease payments	$29,041

The total minimum lease payments shown above include projected payments and obligations for leases that the Company is no longer utilizing, some of which relate to excess facilities obtained through acquisitions. At September 30, 2006, the Company had commitments of $27.2 million related to facilities assumed as a result of the Paradyne acquisition, of which approximately $5.0 million has been accrued for as exit costs due to excess facilities. See Note 2.

Warranties And Other Commitments

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment.

The following table reconciles changes in the Company’s accrued warranties and related costs for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended September 30,
	2006	2005
Beginning balance	$5,247	$5,839
Charged to cost of revenue	2,252	1,099
Warranty reserve from acquired companies	—	2,826
Claims and settlements	(3,583)	(2,853)

Ending balance	$3,916	$6,911

The Company depends on sole source and limited source suppliers for several key components and on contract manufacturers to manufacture certain product lines. If the Company was unable to obtain these components on a timely basis, or if its contract manufacturers were unable to meet the Company’s delivery requirements, the Company’s operating results could be materially adversely affected.

The Company has agreements with various contract manufacturers which include inventory repurchase commitments for excess material based on the Company’s sales forecasts. The Company has recorded a liability for estimated charges of $0.4 million and $0.8 million related to these arrangements as of September 30, 2006 and December 31, 2005, respectively.

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

Sale of inventory and licensing of certain intellectual property

In March 2005, the Company sold all inventory and associated assets related to one of its legacy product lines to a third party. As part of this transaction, the Company and the buyer also entered into a technology license and option agreement in which the Company granted the buyer a license to the intellectual property associated with this legacy product line, and also granted the buyer an option to acquire the intellectual property at any time during the term of the agreement. During the second quarter of 2006, the technology license and option agreement was amended to provide for the sale of the intellectual property and the resolution of past due amounts in exchange for $1.5 million payable in three installments, of which $0.5 million was received in the second quarter of 2006. Future income associated with the payments received from the technology license will be recorded when and if realized due to the uncertainty of collectibility of these amounts.

Legal Proceedings

As a result of the acquisitions of Tellium and Paradyne, the Company became involved in various legal proceedings, claims and litigation, including those identified below, relating to the operations of Tellium and Paradyne prior to the acquisition of these entities.

Tellium Matters

On various dates between approximately December 10, 2002 and February 27, 2003, numerous class action securities complaints were filed against Tellium in the United States District Court for the District of New Jersey. On May 19, 2003, a consolidated amended complaint representing all of the actions was filed. The complaint alleges, among other things, that Tellium and its then-current directors and executive officers, and its underwriters, violated the Securities Act of 1933 by making false and misleading statements or omissions in its registration statement prospectus relating to the securities offered in the initial public offering. The complaint further alleges that these parties violated the Securities Exchange Act of 1934 by acting recklessly or intentionally in making the alleged misstatements and/or omissions in connection with the sale of Tellium stock. The complaint seeks damages in an unspecified amount, including compensatory damages, costs and expenses incurred in connection with the actions and equitable relief as may be permitted by law or equity. On March 31, 2004, the court granted Tellium’s and the underwriters’ motions to dismiss the complaint and allowed the plaintiffs to file a further amended complaint. On May 14, 2004, the plaintiffs filed a second consolidated and amended complaint. On June 25, 2004, the Company, as Tellium’s successor-in-interest, and the underwriters again moved to dismiss the complaint. On June 30, 2005, the court dismissed with prejudice the plaintiffs’ claims under the Securities Exchange Act of 1934, but denied the motions to dismiss with respect to the plaintiffs’ claims under the Securities Act of 1933. The plaintiffs moved for reconsideration of that portion of the court’s June 30, 2005 decision dismissing their claims under the Securities Exchange Act of 1934. On August 26, 2005, the court denied the plaintiffs’ motion for reconsideration. The case proceeded to discovery. On or about March 10, 2006, the parties reached an agreement in principle to settle the case. The court issued an order preliminarily approving the settlement on or about May 30, 2006. The court provided its final approval of the settlement and dismissal of the plaintiffs’ claims in an order and final judgment dated September 7, 2006. The settlement had no material impact to the Company’s statement of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenue by Geography:
United States	$25,327	$22,805	$80,400	$57,263
Canada	1,857	3,453	7,514	9,340

Total North America	27,184	26,258	87,914	66,603

Latin America	6,660	1,715	19,940	3,184
Europe, Middle East, Africa	7,460	11,788	35,718	26,215
Asia Pacific	1,834	854	6,466	2,621

Total International	15,954	14,357	62,124	32,020

	$43,138	$40,615	$150,038	$98,623

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenue by Product Family:
SLMS	$23,608	$18,145	$92,035	$37,090
Legacy and Service	15,081	17,261	42,444	44,440
Optical Transport	4,449	5,209	15,559	17,093

Total revenue	$43,138	$40,615	$150,038	$98,623

(10)	Repayment of Promissory Notes

In July 2002, the Company loaned $350,000 to Morteza Ejabat in connection with his purchase of 3,500,000 shares of common stock and $200,000 to Jeanette Symons in connection with her purchase of 2,000,000 shares of common stock. These loans were made pursuant to promissory notes which accrue interest at a rate of 5.5% per annum compounded annually. During the quarter ended September 30, 2006, the outstanding principal amounts of the promissory notes and accrued interest were repaid according to the original terms of the notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to anticipated growth and trends in our business or key markets; future growth and revenues from our SLMS products; improvements in the capital spending environment; future economic conditions and performance; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to generate sufficient revenue to achieve or sustain profitability, our ability to raise additional capital to fund existing and future operations, defects or other performance problems in our products, the economic slowdown in the telecommunications industry that has restricted the ability of our customers to purchase our products, commercial acceptance of our SLMS products, intense competition in the communications equipment market from large equipment companies as well as private companies with products that address the same networks needs as our products, and other factors identified elsewhere in this report and in our most recent reports on Forms 10-K, 10-Q and 8-K. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Since inception, we have incurred significant operating losses and had an accumulated deficit of $896.3 million at September 30, 2006.

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

Acquisitions

As of September 30, 2006, we had completed twelve acquisitions of complementary companies, products or technologies to supplement our internal growth. To date, we have generated a significant amount of our revenue from sales of products obtained through acquisitions.

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

Revenue Recognition

We recognize revenue when the earnings process is complete. We recognize product revenue upon shipment of product under contractual terms which transfer title to customers upon shipment, under normal credit terms, or under sales-type leases, net of estimated sales returns and allowances at the time of shipment. Revenue is deferred if there are significant post-delivery obligations, if collection is not considered reasonably assured at the time of sale, or if the fees are not fixed or determinable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. Our arrangements generally do not have any significant post-delivery obligations. We offer products and services such as support, education and training, hardware upgrades and post-warranty support. For multiple element revenue arrangements, we establish the fair value of these products and services based primarily on sales prices when the products and services are sold separately. If fair value cannot be established for undelivered elements, all of the revenue under the arrangement is deferred until those elements have been delivered. When collectibility is not reasonably assured, revenue is recognized when cash is collected. Revenue from education services and support services is recognized over the contract term or as the service is performed. We make certain sales to product distributors. These customers are given certain privileges to return a portion of inventory. Return privileges generally allow distributors to return inventory based on a percent of purchases made within a specific period of time. We recognize revenue on sales to distributors that have contractual return rights when the products have been sold by the distributors, unless there is sufficient customer specific sales and sales returns history to support revenue recognition upon shipment. In those instances when shipments made to distributors are recognized upon shipment of the products from the factory, we use historical rates of return from the distributors to provide for estimated product returns in accordance with SFAS 48, Revenue Recognition When Right of Return Exists. Revenue from sales of software products is recognized provided that a purchase order has been received, the software has been shipped, collection of the resulting receivable is probable, and the amount of the related fees is fixed or determinable. To date, revenue from software transactions and sales-type leases has not been significant. We accrue for warranty costs, sales returns and other allowances at the time of shipment based on historical experience and expected future costs.

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

Fair value stock-based compensation expense under SFAS 123R for the three and nine months ended September 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the provisions of SFAS 123R, we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple option approach to the straight line single option method. Compensation expense for all employee share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight line single option method.

Prior to the adoption of SFAS 123R, we recognized compensation cost for stock options issued or assumed through acquisitions, based on the intrinsic value, which represents the difference between the exercise price of each stock option granted or assumed and the fair market value of the underlying common stock at the grant date or consummation date of the business combination. The resulting deferred stock compensation was amortized over the vesting periods of the applicable options. In addition, stock-based compensation expense was recorded for options issued to non-employees. These options are generally immediately exercisable and expire seven to ten years from the date of grant. We value non-employee options using the Black Scholes model. Non-employee options subject to vesting are valued as they become vested. See Note 5 to the consolidated financial statements for further information.

Valuation of Long-Lived Assets, Including Goodwill and Other Intangible Assets

Our long-lived assets consist primarily of goodwill and property and equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the benefits realized from the acquired business, difficulty and delays in integrating the business, or a significant change in the operations of the acquired business or use of an asset. Goodwill and other intangible assets not subject to amortization are tested annually for impairment using a two-step approach, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. We estimate the fair value of our long-lived assets based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, we are required to make estimates of future operating trends and resulting cash flows, and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. During the quarter ended September 30, 2006, we determined that such indicators of impairment existed, resulting in an impairment loss to goodwill and amortizable intangibles of $110.5 million and $3.2 million, respectively.

As of September 30, 2006, we had $70.5 million of goodwill and $24.1 million of property and equipment. Our future operating performance will be impacted by potential charges related to purchased in-process research and development for future acquisitions, and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price of the acquired companies to goodwill has a significant impact on our future operating results. The allocation process requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, we would have to perform an impairment review that might result in impairment of the goodwill. Other factors we consider important which could trigger an impairment review, include, but are not limited to, significant changes in the manner of use of our acquired assets, significant changes in the strategy for our overall business or significant negative economic trends, such as stock price movements. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our goodwill may change in the future, which could result in additional non-cash impairment charges that would adversely affect our results of operations and financial condition.

RESULTS OF OPERATIONS

We list in the tables below the historical condensed consolidated statement of operations data as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue	100%	100%	100%	100%
Cost of revenue	65%	59%	69%	58%

Gross profit	35%	41%	31%	42%
Operating expenses:
Research and product development	21%	18%	18%	19%
Sales and marketing	22%	18%	20%	21%
General and administrative	9%	20%	7%	11%
Purchased in process research and development	0%	3%	0%	1%
Amortization of intangible assets	1%	8%	2%	8%
Impairment of intangible assets and goodwill	263%	0%	76%	0%

Total operating expenses	316%	67%	123%	60%

Operating loss	(281)%	(26)%	(92)%	(18)%
Interest expense	(2)%	(2)%	(1)%	(3)%
Interest income	2%	1%	1%	1%
Other income (expense), net	0%	0%	0%	0%

Loss before income taxes	(281)%	(28)%	(92)%	(20)%
Income tax provision	0%	0%	0%	0%

Net loss	(281)%	(28)%	(92)%	(20)%

Revenue

Information about our revenue for products and services for the three and nine months ended September 30, 2006 and 2005 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase (Decrease)	% Change	2006	2005	Increase (Decrease)	% Change
Products	$39.9	$37.4	$2.5	7%	$140.8	$89.8	$51.0	57%
Services	3.2	3.2	—	—%	9.2	8.8	0.4	5%

Total	$43.1	$40.6	$2.5	6%	$150.0	$98.6	$51.4	52%

Information about our revenue for North America and International markets for the three and nine months ended September 30, 2006 and 2005 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase (Decrease)	% change	2006	2005	Increase (Decrease)		% change
Revenue by geography:
United States	$25.3	$22.8	$2.5	11%	$80.4	$57.3	$23.1		40%
Canada	1.9	3.5	(1.6)	(46)%	7.5	9.3	(1.8	)_	(19)%

Total North America	27.2	26.3	0.9	3%	87.9	66.6	21.3		32%

Latin America	6.6	1.7	4.9	288%	19.9	3.2	16.7		522%
Europe, Middle East, Africa	7.5	11.7	(4.2)	(36)%	35.8	26.2	9.6		37%
Asia Pacific	1.8	0.9	0.9	100%	6.4	2.6	3.8		146%

Total International	15.9	14.3	1.6	11%	62.1	32.0	30.1		94%

Total	$43.1	$40.6	$2.5	6%	$150.0	$98.6	$51.4		52%

Information about our revenue by product line for the three and nine months ended September 30, 2006 and 2005 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase (Decrease)	% change	2006	2005	Increase (Decrease)	% change
SLMS	$23.6	$18.1	$5.5	30%	$92.0	$37.1	$54.9	148%
Legacy and Service	15.1	17.3	(2.2)	(13)%	42.4	44.4	(2.0)	(5)%
Optical Transport	4.4	5.2	(0.8)	(15)%	15.6	17.1	(1.5)	(9)%

	$43.1	$40.6	$2.5	6%	$150.0	$98.6	$51.4	52%

For the three months ended September 30, 2006, revenue increased 6% or $2.5 million to $43.1 million from $40.6 million for the same period last year. The increase in revenue was due to incremental revenue from the Paradyne acquisition, offset by lower sales of legacy products. For the nine months ended September 30, 2006, revenue increased 52% or $51.4 million to $150.0 million from $98.6 million for the same period last year. The increase in total revenue was primarily due to incremental revenue relating to the acquisition of Paradyne in September 2005, and increased demand for our SLMS products compared to the prior year, particularly in the international territories. Product revenue accounted for the majority of the total increase in revenue. For the three months ended September 30, 2006, product revenue increased $2.5 million or 7% to $39.9 million from $37.4 million, and $51.0 million or 57% to $140.8 million from $89.8 million for the nine months ended September 30, 2006, compared to the same period last year. Service revenue remained consistent for the three months ended September 30, 2006 compared to 2005, and increased by $0.4 million or 5% to $9.2 million from $8.8 million for the nine months ended September 30, 2006 compared to the same period in 2005. Service revenue represents revenue from maintenance and other services associated with product shipments. International revenue increased 11% or $1.6 million to $15.9 million for the three months ended September 30, 2006 from $14.3 million for the same period last year. For the nine months ended September 30, 2006, international revenue increased 94% or $30.1 million to $62.1 million from $32.0 million for the same period last year. The significant increase in international revenue represents the increasing opportunity for our next-generation products in both existing and new network deployments among international carriers in the Middle East and Latin America, as well as incremental revenue from Paradyne products.

By product family, revenue for our SLMS product family increased by $5.5 million or 30% to $23.6 million from $18.1 million for the three months ended September 30, 2006 compared to the same period last year, and $54.9 million or 148% to $92.0 million from $37.1 million for the nine months ended September 30, 2006, as compared to the same period last year. For the three months ended September 30, 2006, SLMS revenue increased due to the incremental revenue associated with Paradyne’s broadband products. For the nine months ended September 30, 2006, revenue also increased due to increased adoption of IPTV, VoIP and broadband services, creating increased demand for our SLMS products, particularly in international territories. Revenue for our legacy products and services decreased $2.2 million or 13% to $15.1 million from $17.3 million for the three months ended September 30, 2006 as compared to the same period last year. For the nine months ended September 30, 2006, legacy products and services decreased by $2.0 million or 5% to $42.4 million from $44.4 million in the same period last year. In addition, the decline in legacy products was partially offset by incremental Paradyne revenue in 2006. The decline in legacy products shows the continuing shift in our reliance on legacy technologies as our rapidly growing SLMS business continues to overtake it. Decreased demand in our optical transport products of $0.8 million or 15% for the three months ended September 30, 2006, and $1.5 million decrease or 9% to $15.6 million from $17.1 million for the nine months ended September 30, 2006 compared to the same periods in 2005, reflect continued fluctuation as a result of significant customer concentration.

We expect that the product mix will continue to shift toward next-generation products in SLMS and optical transport. While we have experienced significant growth in international markets, we have recently encountered price-focused competitors and we anticipate this will continue.

For the three months ended September 30, 2006, sales to one customer represented 12% of net revenue. For the nine months ended September 30, 2006, no customer represented 10% or more of net revenue. For the three months ended September 30, 2005, no customer represented 10% or more of net revenue. For the nine months ended September 30, 2005, sales to one customer represented 11% of net revenue. As of September 30, 2006, two customers each represented 10% of accounts receivable. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, increased $4.2 million or 18% to $28.0 million from $23.8 million for the three months ended September 30, 2006, and $46.3 million or 81% to $103.4 million from $57.1 million for the nine months ended September 30, 2006 compared to the same periods in prior year. For the three months ended September 30, 2006, cost of sales increased primarily due to higher personnel related costs as we had anticipated larger revenue growth during the third quarter of 2006. For the nine months ended September 30, 2006, cost of revenue also increased due to a $7.2 million write off of inventory in the second quarter of 2006 related to reduced demand of legacy products. In addition, gross profit decreased due to lower pricing on two large strategic international customers. Total cost of revenue was 65% and 59% of revenue for the three months ended September 30, 2006 and 2005, respectively, and 69% and 58% of revenue for the nine months ended September 30, 2006 and 2005, respectively. Additionally, for the three and nine months ended September 30, 2006, approximately $0.2 million and $0.7 million of stock-based compensation expense was included in cost of sales expenses, respectively, compared to only $22,000 and $74,000 during the three and nine months ended September 30, 2005, respectively, primarily due to the implementation of SFAS 123R in January 2006.

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

Research and Product Development Expenses

Research and product development expenses increased 22% or $1.6 million to $9.0 million from $7.4 million for the three months ended September 30, 2006 compared to 2005, and increased 45% or $8.5 million to $27.5 million from $19.0 million for the nine months ended September 30, 2006 compared to 2005. The increase was primarily due to new product development efforts on products. Additionally, there were increased personnel related costs to support development efforts on acquired technologies. We intend to continue to invest in research and product development to attain our strategic product development objectives, while seeking to manage the associated costs through expense controls. Additionally, for the three and nine months ended September 30, 2006, approximately $0.4 million and $1.3 million of stock-based compensation expense was included in research and product development expenses, respectively, compared to only $52,000 and $0.2 million during the three and nine months ended September 30, 2005, respectively, primarily due to the implementation of SFAS 123R in January 2006.

Sales and Marketing Expenses

Sales and marketing expenses increased 25% or $1.9 million to $9.3 million from $7.4 million for the three months ended September 30, 2006 compared to 2005, and increased 45% or $9.2 million to $29.6 million from $20.4 million for the nine months ended September 30, 2006 compared to 2005. The increase was primarily attributable to higher commissions and other personnel related costs to support an increased customer base as well as revenue growth, particularly in the international territories, resulting from the Paradyne acquisition, and increased spending on trade shows, travel and other marketing related promotions. Additionally, for the three and nine months ended September 30, 2006, approximately $0.3 million and $1.1 million of stock-based compensation expense was included in sales and marketing expenses compared to only $54,000 and $0.2 million during the three and nine months ended September 30, 2005, respectively, primarily due to the implementation of SFAS 123R in January 2006.

General and Administrative Expenses

General and administrative expenses decreased 51% or $4.1 million to $3.9 million from $8.0 million for the three months ended September 30, 2006 compared to 2005, and increased 1% or $0.1 million to $11.1 million from $11.0 million for the nine months ended September 30, 2006 compared to 2005. For the three months ended September 30, 2006, the decrease was primarily due to non recurring charges associated with the Paradyne acquisition in the prior year. For the nine months ended September 30, 2006, the decrease was offset by increased costs to support a larger organization as a result of the Paradyne acquisition, higher bad debt associated with a customer bankruptcy in the first quarter of 2006 compared to a debt recovery in the prior year and higher legal fees associated with various matters.

Purchased in process research and development

In September 2005, we recorded purchased in process research and development of $1.2 million related to the acquisition of Paradyne. This amount was charged to expense because technological feasibility had not been established and no future alternative uses for the technology existed at the time of acquisition. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology.

Amortization of Intangible Assets

For the three months ended September 30, 2006, amortization of intangible assets, decreased by $2.9 million to $0.3 million from $3.2 million compared to the same period in the previous year. For the nine months ended September 30, 2006, amortization of intangible assets decreased $5.0 million to

$2.8 million from $7.7 million compared to 2005. The decrease was primarily due to the sale of patents in the second quarter of 2006, and impairment of intangibles in the fourth quarter of 2005.

Impairment of intangible assets and goodwill

We review goodwill and other long-lived assets, including intangible assets, for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. During the quarter ended September 30, 2006, we determined that indicators of impairment existed. We performed an impairment analysis which resulted in a non-cash goodwill impairment charge of $110.5 million as the fair value of our reporting unit was less than book value. See Note 3 to the consolidated financial statements for further detail. We also recorded a non-cash impairment charge for other intangible assets of $3.2 million, which represented the amount by which the carrying value of the intangible assets exceeded the fair value.

Interest Expense

Interest expense for the three months ended September 30, 2006 decreased by $0.2 million to $0.6 million from $0.8 million compared to 2005, and decreased by $0.6 million to $1.9 million from $2.5 million for the nine months ended September 30, 2006 compared to 2005. The decrease was primarily due to a decrease in the outstanding debt balances.

Interest Income

Interest income for the three months ended September 30, 2006 increased by $0.4 million to $0.7 million from $0.3 million compared to 2005, and increased by $1.0 million to $1.8 million from $0.8 million for the nine months ended September 30, 2006 compared to 2005 due to higher average balances of cash and short-term investments and higher interest rates earned on our cash and short-term investments.

Income Tax Provision

During the three and nine months ended September 30, 2006 and 2005, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

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

At September 30, 2006, cash, cash equivalents and short-term investments, all of which are available to fund current operations, were $65.8 million. This amount includes cash and cash equivalents of $51.3 million, as compared with $52.2 million at December 31, 2005. The decrease in cash and cash equivalents was attributable to net cash used in operating activities of $14.3 million, offset by net cash provided by investing activities of $13.2 million.

Net cash used in operating activities of $14.3 million for the nine months ended September 30, 2006 consisted of the net loss of $138.0 million before non-cash charges totaling $127.7 million and changes in operating assets and liabilities totaling $(4.0) million. The most significant components of the changes in operating assets and liabilities were an increase in accounts receivable of $5.5 million and a decrease in accrued liabilities of $2.3 million offset by an increase in accounts payable of $3.1 million. Net cash provided by investing activities for the nine months ended September 30, 2006 of $13.2 million consisted primarily of net maturities of short-term investments of $4.5 million and proceeds on sale of assets of $10.7 million offset by the purchases of property and equipment of $2.0 million. Net cash used in financing activities included the repayment of certain debentures and other debt of $2.1 million, offset by proceeds from the issuance of common stock and collection of notes receivable from officers.

As a result of the financial demands of major network deployments and the difficulty in accessing capital markets, network service providers continue to request financing assistance from their suppliers. From time to time, we may provide or commit to extend credit or credit support to our customers. This financing may include extending credit to customers or guaranteeing the indebtedness of customers to third parties. Depending upon market conditions, we may seek to factor these arrangements to financial institutions and investors to free up our capital and reduce the amount of our financial commitments for such arrangements. Our ability to provide customer financing is limited and depends upon a number of factors, including our capital structure, the level of our available credit and our ability to factor commitments to third parties. Any extension of financing to our customers will limit the capital that we have available for other uses. Currently, we do not have any significant customer financing related commitments. During the nine months ended September 30, 2006, we sold $6.8 million of customer receivables to financial institutions on a non-recourse basis.

Our primary source of liquidity comes from our cash and cash equivalents and short-term investments, which totaled $65.8 million at September 30, 2006, and our $25.0 million line of credit, under which $14.5 million was outstanding at September 30, 2006, and an additional $10.3 million was committed as security for various letters of credit. Borrowings under the line of credit bear interest at the financial institution’s prime rate or LIBOR plus 2.9%, at our election, provided that the minimum interest rate is 4.0%. The interest rate was 8.25% at September 30, 2006. Our short-term investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities at the date of acquisition ranging from 90 days to one year.

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

Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At September 30, 2006, two customers each represented 10% of our total accounts receivable balance. Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. As a result of the Paradyne acquisition in September 2005, we assumed a lease commitment of facilities in

Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $27.2 million as of September 30, 2006. We intend to continue to occupy only a portion of these facilities and have recorded a liability of $5.0 million as of September 30, 2006, in accordance with Emerging Issues Task Force Issue No. 95-3 (EITF 95-3), which we believe is adequate to cover costs incurred to sublet the excess portion of these facilities. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt. We intend to fund our operations for the foreseeable future using our existing cash, cash equivalents and short-term investments and liquidity available under our line of credit agreement.

Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments and available credit facilities will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Contractual Commitments and Off-Balance Sheet Arrangements

At September 30, 2006, our future contractual commitments by fiscal year were as follows (in thousands):

			Payments due by period
	Total	2006	2007	2008	2009	2010	2011	2012
Operating leases	$29,041	$1,340	$5,077	$4,616	$4,573	$4,478	$4,479	$4,478
Line of credit	14,500	14,500	—	—	—	—	—	—
Debt	27,112	59	7,672	280	310	337	18,454	—
Inventory purchase commitments	380	380	—	—	—	—	—	—

Total future contractual commitments	$71,033	$16,279	$12,749	$4,896	$4,883	$4,815	$22,933	$4,478

The operating lease amounts shown above represent off-balance sheet arrangements before considering the $5.0 million liability already recorded on our balance sheet. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. The debt and line of credit obligations have been recorded on our balance sheet. The debt obligation amounts shown above represent the scheduled principal repayments and estimated contract maintenance payments, but not the associated interest payments which may vary based on changes in market interest rates. At September 30, 2006, the interest rate on our outstanding debt obligations ranged from 7.5% to 8.25%. Inventory purchase commitments represent the amount of excess inventory purchase commitments that have been recorded on our balance sheet at September 30, 2006.

As of September 30, 2006 and December 31, 2005, we had $10.3 million and $5.4 million, respectively, committed as security under our line of credit.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Cash and cash equivalents	$51,314	$52,166
Short-term investments	14,489	18,974

	$65,803	$71,140

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short term investments and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts, commercial paper, and debt securities of domestic municipalities with credit ratings of AA or better. Cash and cash equivalents and short term investments are principally held with various domestic financial institutions with high-credit standing. As of September 30, 2006, two customers each represented 10% of our total accounts receivable balance.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We do not use derivative financial instruments in our investment portfolio. We do not hold financial instruments for trading or speculative purposes. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Under our investment policy, short-term investments have a maximum maturity of one year from the date of acquisition, and the average maturity of the portfolio cannot exceed six months. Due to the relatively short maturity of the portfolio, a 10% increase in market interest rates at September 30, 2006 would decrease the fair value of the portfolio by less than $0.1 million.

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

We have performed sensitivity analyses as of September 30, 2006 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $1.0 million at September 30, 2006. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

Tellium Matters

On various dates between approximately December 10, 2002 and February 27, 2003, numerous class action securities complaints were filed against Tellium in the United States District Court for the

District of New Jersey. On May 19, 2003, a consolidated amended complaint representing all of the actions was filed. The complaint alleges, among other things, that Tellium and its then-current directors and executive officers, and its underwriters, violated the Securities Act of 1933 by making false and misleading statements or omissions in its registration statement prospectus relating to the securities offered in the initial public offering. The complaint further alleges that these parties violated the Securities Exchange Act of 1934 by acting recklessly or intentionally in making the alleged misstatements and/or omissions in connection with the sale of Tellium stock. The complaint seeks damages in an unspecified amount, including compensatory damages, costs and expenses incurred in connection with the actions and equitable relief as may be permitted by law or equity. On March 31, 2004, the court granted Tellium’s and the underwriters’ motions to dismiss the complaint and allowed the plaintiffs to file a further amended complaint. On May 14, 2004, the plaintiffs filed a second consolidated and amended complaint. On June 25, 2004, Zhone, as Tellium’s successor-in-interest, and the underwriters again moved to dismiss the complaint. On June 30, 2005, the court dismissed with prejudice the plaintiffs’ claims under the Securities Exchange Act of 1934, but denied the motions to dismiss with respect to the plaintiffs’ claims under the Securities Act of 1933. The plaintiffs moved for reconsideration of that portion of the court’s June 30, 2005 decision dismissing their claims under the Securities Exchange Act of 1934. On August 26, 2005, the court denied the plaintiffs’ motion for reconsideration. The case proceeded to discovery. On or about March 10, 2006, the parties reached an agreement in principle to settle the case. The court issued an order preliminarily approving the settlement on or about May 30, 2006. The court provided its final approval of the settlement and dismissal of the plaintiffs’ claims in an order and final judgment dated September 7, 2006. The settlement had no material impact to the Company’s statement of operations.

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

The Exhibit Index on page 34 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: November 6, 2006	By:	/s/ Morteza Ejabat
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/s/ Kirk Misaka
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Stock Option Agreement for the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed on September 1, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer