Form 10-K
period 2006-12-31
ZHONE TECHNOLOGIES INC
filed 2007-03-08
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 000-32743

ZHONE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3509099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7001 Oakport Street

Oakland, California 94621

(Address of principal executive office)

Registrant’s telephone number, including area code: (510) 777-7000

Securities registered pursuant to Section 12(b) of the Act: None

Common Stock, $0.001 Par Value	The Nasdaq Stock Market LLC
(Title of class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

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

As of January 31, 2007, there were 149,277,318 shares outstanding of the registrant’s common stock, $0.001 par value. As of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of common stock held by non-affiliates of the registrant was approximately $226,345,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

Forward-looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future growth and revenues from our Single Line Multi-Service (SLMS) products; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified under the heading “Risk Factors” in Item 1A, elsewhere in this report and our other filings with the SEC. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

ITEM 1.    BUSINESS

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

Corporate Information

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

To address the increased demand for higher transmission speeds via greater bandwidth, service providers expended significant capital to upgrade the core network by replacing much of their copper infrastructure with high-speed optical infrastructure. While the use of fiber optic equipment in the core network has relieved the bandwidth capacity constraints in the core network between service providers, the access network continues to be a “bottleneck” that severely limits the transmission speed between service providers and end-users. As a result, communications in the core network can travel at up to 10 gigabits per second, while in stark contrast, the majority of communications over the access network occurs at a mere 56 kilobits per second, a speed that is 175,000 times slower. At 56 kilobits per second, it may take several minutes to access even a modestly media laden website and several hours to download large files. Fiber access lines have the potential to remedy this disparity, but re-wiring every home or business with fiber optic cable is both cost prohibitive and extremely time consuming. Consequently, solving the access network bottleneck requires more efficient use of the existing copper wire infrastructure and support for the gradual migration from copper to fiber.

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

The Zhone Solution

We believe that we are the first company dedicated solely to developing the full spectrum of next-generation access network solutions to cost-effectively deliver high bandwidth services while simultaneously preserving the investment in today’s networks. Our next-generation solutions are based upon our Single Line Multi-Service, or SLMS, architecture. From its inception, this SLMS architecture was specifically designed for the delivery of multiple classes of subscriber services (such as voice, data and video distribution), rather than being based on a particular protocol or media. In other words, our SLMS products are built to support the migration from legacy circuit to packet technologies and from copper to fiber technologies. This flexibility and versatility allows our products to adapt to future technologies while allowing service providers to focus on the delivery of additional high bandwidth services. Because this SLMS architecture is designed to interoperate with existing legacy equipment, service providers can leverage their existing networks to deliver a combination of voice, data and video services today, while they migrate, either simultaneously or at a future date, from legacy equipment to next-generation equipment with minimal interruption. We believe that our SLMS solution provides an evolutionary path for service providers from their existing infrastructures, as well as gives newer service providers the capability to deploy cost-effective, multi-service networks that can support voice, data and video.

Triple Play Services with Converged Voice, Data and Video – SLMS simplifies the access network by consolidating new and existing services onto a single line. This convergence of services and networks simplifies provisioning and operations, ensures quality of service and reliability, and reduces the time required to provide services. SLMS integrates access, transport, customer premises equipment, and management functions in a standards-based system that provides scalability, interoperability and functionality for voice, data and video services.

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

Ethernet Service Delivery – We offer a complete array of equipment that allows carriers to deliver ethernet services over copper or fiber. For business subscribers, our ethernet over copper product family allows carriers to quickly deliver ethernet services over existing copper SHDSL or T1/E1 circuits. Multiple circuits can be bonded to provide over 70 Megabits per second, enough to deliver ample ethernet bandwidth to satisfy business subscribers’ growing service requirements. This copper-based solution provides a compelling alternative to burying fiber and dedicating valuable fiber strands to long-haul ethernet. For metropolitan areas where fiber is more prevalent, our GigaMux products are used to expand bandwidth of existing fiber lines and to provide long reach, high bandwidth ethernet services to mid-sized and large enterprises.

Optical Transport – Our optical transport products provide flexible low-cost, additional capacity over existing fiber with efficient multi-service transport. This technology provides for important revenue generating services including gigabit ethernet business services, video distribution, video-on-demand and storage area network solutions.

The Zhone Strategy

Our strategy has been to combine internal development with acquisitions of established access equipment vendors to achieve the critical mass required of telecommunications equipment providers. We expect that our future growth will focus primarily on organic growth in emerging markets. Going forward, the key elements of our strategy include:

•

Expand Our Infrastructure to Meet Service Provider Needs. Network service providers require extensive support and integration with manufacturers to deliver reliable, innovative and cost-effective services. By combining advanced, computer-aided design, test and manufacturing systems with experienced, customer-focused management and technical staff, we believe that we have established the critical mass required to fully support global service provider requirements. We continue to expand our infrastructure through ongoing development and strategic relationships, continuously improving quality, reducing costs and accelerating delivery of advanced solutions.

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

Product Portfolio

Our products provide the framework around which we are designing and developing high speed communications software and equipment for the access network. All of the products listed below are currently available and being shipped to customers. Our products span three distinct categories:

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

Our SLMS products include:

Category	Product	Function
Network and Subscriber Management	ZMS	Zhone Management System
Broadband Aggregation and Service	MALC	Multi-Access Line Concentrator
	Raptor	Scalable DSLAM
	MALC-OLT	FTTP Optical Line Terminal
	Network Extender	Ethernet Over Copper
	8000 / 12000	DSLAMs
Customer Premise Equipment (CPE)	62xx 63xx	Wireline/Wireless DSL Modems

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

Technology

We believe that our future success is built upon our investment in the development of advanced technologies. SLMS is based on a number of technologies that provide sustainable advantages, including the following:

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

•

Test Methodologies. Our SLMS architecture provides for interoperability with a variety of products that reside in networks in which we will deploy our products. To ensure interoperability, we have built a testing facility to conduct extensive multi-vendor trials and to ensure full performance under valid network conditions. Testing has included participation with partners’ certification and accreditation programs for a wide range of interoperable products, including softswitches, SAN equipment and management software. The successful completion of these processes is required by our largest customers to ensure interoperability with their existing software and systems.

•

Acquired Technologies. Since our inception, we have completed twelve acquisitions pursuant to which we acquired products, technology and additional technical expertise. See Note 2 to our consolidated financial statements for detailed information regarding acquisitions.

Customers

We sell our products and services to network service providers that offer voice, data and video services to businesses, governments, utilities and residential consumers. Our global customer base includes regional, national and international telecommunications carriers, as well as leading cable service providers. To date, our products are deployed by over 600 network service providers on six continents worldwide, including two of the top three cable operators in North America. No customer accounted for 10% or more of total revenue in 2006 or 2005.

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

We conduct the majority of our research and product development activities at our Oakland, California campus. In Oakland, we have built an extensive communications laboratory with hundreds of access infrastructure products from multiple vendors that serves as an interoperability and test facility. This facility allows us to emulate a communications network with serving capacity equivalent to that supporting a city of 350,000 residents. We also have focused engineering staff and activities at additional development centers located in Alpharetta, Georgia, Largo, Florida, Westlake Village, California, and Portsmouth, New Hampshire.

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

We continue our commitment to invest in leading edge technology research and development. Our research and product development expenditures were $36.1 million, $27.1 million and $23.8 million in 2006, 2005 and 2004, respectively. All of our expenditures for research and product development costs, as well as stock-based compensation expense relating to research and product development, have been expensed as incurred. These amounts include stock-based compensation of $1.6 million reported under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R) for 2006, and $0.2 million and $0.6 million reported under APB 25 for 2005 and 2004, respectively. In addition, we also charged to expense purchased in-process research and development relating to acquisitions of $1.2 million and $8.6 million in 2005 and 2004, respectively. We plan to continue to support the development of new products and features, while seeking to carefully manage associated costs through expense controls.

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

Sales and Marketing

We have a sales presence in various domestic and foreign locations, and we sell our products and services both directly and indirectly through channel partners with support from our sales force. Channel partners include distributors, resellers, system integrators and service providers. These partners sell directly to end customers and often provide system installation, technical support, professional services and support services in addition to the network equipment sale. Our sales efforts are generally organized according to geographical regions:

•

U.S. Sales. Our U.S. Sales organization establishes and maintains direct relationships with domestic customers, which include communication service providers, cable operators, independent operating companies, or IOCs, as well as competitive carriers, developers and utilities. Our strategy is to target these service providers with our direct sales force and support them with dedicated engineering resources to meet their needs as they deploy our products. In addition, this organization is responsible for managing our distribution and original equipment manufacturer, or OEM, partnerships.

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

Backlog

Our backlog consists of purchase orders for products and services that we expect to ship or perform within the next year. At December 31, 2006, our backlog was $5.5 million, as compared to $20.1 million at December 31, 2005. We consider backlog to be an indicator, but not the sole predictor, of future sales because our customers may cancel or defer orders without penalty.

Competition

We compete in the communications equipment market, providing products and services for the delivery of voice, data and video services. This market is characterized by rapid change, converging technologies and a migration to solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors, including Alcatel-Lucent, Calix, Huawei, Occam Networks and Pannaway, among others. In addition, a number of companies have introduced products that address the same network needs that our products address, both domestically and abroad. The overall number of our competitors may increase, and the identity and composition of competitors may change. As we continue to expand our sales globally, we may see new competition in different geographic regions. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. Many of our competitors have greater financial, technical, sales and marketing resources than we do.

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

Manufacturing

We have historically employed an outsourced manufacturing strategy that relied on contract manufacturers and in-house final assembly, test and shipment. Since the acquisition of Paradyne Networks, Inc. in September 2005, we have been manufacturing a portion of our products at our manufacturing facility in Florida. We continue to utilize contract manufacturers to provide manufacturing services for certain products and assemblies, including prototypes, higher volume products, and certain technologies. The contract manufacturers provide the full scope of services required in the manufacturing process, including material procurement, storage and handling, printed circuit board assembly and mechanical board assembly. We also utilize original equipment manufacturers to provide products that are customized and configured to our specifications.

We design, specify and monitor all of the tests that are required to meet our internal and external quality standards. Our manufacturing engineers work closely with our design engineers to ensure manufacturability and feasibility of our products and to ensure that manufacturing and testing processes evolve as our technologies evolve. Additionally, our manufacturing engineers interface with our contract manufacturers to ensure that outsourced manufacturing processes and products will integrate easily and cost-effectively with our in-house manufacturing systems. We also configure, package and ship products from our facilities after a series of inspections, reliability tests and quality control measures. Our manufacturing engineers specify and procure or design and build all of our testing stations, establish quality standards and protocols, and develop comprehensive test procedures to assure the reliability and quality of our products. Our quality system is ISO-9001 certified, which is based upon our model for quality assurance in design, development, production, installation and service processes meeting rigorous quality standards.

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

Employees

As of December 31, 2006, we employed approximately 514 individuals worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Executive Officers

Set forth below is information concerning our executive officers and their ages as of December 31, 2006.

Name	Age	Position
Morteza Ejabat	56	Chief Executive Officer, President and Chairman of the Board of Directors
Kirk Misaka	48	Chief Financial Officer, Corporate Treasurer and Secretary

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

Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition that could adversely affect our stock price. In addition, public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In addition, if our average market capitalization falls below the carrying value of our assets for an extended period of time, this may indicate that the fair value of our net assets is below their carrying value, and may result in recording impairment charges related to our goodwill and other intangible assets. At December 31, 2006, we had goodwill with a carrying value of $70.7 million.

We have incurred significant losses to date and expect that we will continue to incur losses in the foreseeable future. If we fail to generate sufficient revenue to achieve or sustain profitability, our stock price could decline.

We have incurred significant losses to date and expect that we will continue to incur losses in the foreseeable future. Our net losses for 2006 and 2005 were $142.7 million and $126.9 million, respectively, and we had an accumulated deficit of $901.0 million at December 31, 2006. We have significant fixed expenses and expect that we will continue to incur substantial manufacturing, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the ongoing development of our business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to acquisitions and the integration of new technologies and other acquisitions that may occur in the future. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue to achieve or sustain profitability, we will continue to incur substantial operating losses and our stock price could decline.

We have significant debt obligations, which could adversely affect our business, operating results and financial condition.

As of December 31, 2006, we had approximately $41.5 million of total debt, of which $22.1 million was current and $19.4 million was long-term. Our debt obligations could materially and adversely affect us in a number of ways, including:

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

Occasionally, we may experience a supply shortage, or a delay in receiving, certain component parts as a result of strong demand for the component parts and/or capacity constraints or other problems experienced by suppliers. If shortages or delays persist, the price of these components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. Conversely, we may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed. Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease.

We rely on contract manufacturers for a portion of our manufacturing requirements.

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

The target customers for our products are network service providers that operate voice, data and video communications networks. There are a limited number of potential customers in our target market. While no customer accounted for more than 10% of our revenue in 2006 or 2005, one customer accounted for 15% of our revenue during the year ended December 31, 2004. Also, we expect that a significant portion of our future revenue will depend on sales of our products to a limited number of customers. Any failure of one or more customers to purchase products from us for any reason, including any downturn in their businesses, would seriously harm our business, financial condition and results of operations.

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

Competition in the communications equipment market is intense. This market is characterized by rapid change, converging technologies and a migration to networking solutions that offer superior advantages. We are aware of many companies in related markets that address particular aspects of the features and functions that our products provide. Currently, our primary competitors include Alcatel-Lucent, Calix, Huawei, Occam Networks and Pannaway, among others. We also may face competition from other large communications equipment companies or other companies that may enter our market in the future. In addition, a number of companies have introduced products that address the same network needs that our products address, both domestically and abroad. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical, sales and marketing resources than we do and may be able to undertake more extensive marketing efforts, adopt more aggressive pricing policies and provide more customer financing than we can. In particular, we are encountering price-focused competitors from Asia, especially China, which places pressure on us to reduce our prices. If our competitors offer deep discounts on certain products, we may need to lower prices or offer other favorable terms in order to compete successfully. Moreover, our competitors may foresee the course of market developments more accurately than we do and could develop new technologies that render our products less valuable or obsolete.

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

Our future success depends upon the continued services of our executive officers and our ability to identify, attract and retain highly skilled technical, managerial, sales and marketing personnel who have critical industry experience and relationships that we rely on to build our business, including Morteza Ejabat, our co-founder, Chairman, President and Chief Executive Officer, and Kirk Misaka, our Chief Financial Officer. The loss of the services of any of our key employees, including Messrs. Ejabat and Misaka, could delay the development and production of our products and negatively impact our ability to maintain customer relationships, which would harm our business, financial condition and results of operations.

Any strategic acquisitions or investments we make could disrupt our operations and harm our operating results.

As of December 31, 2006, we had acquired twelve companies or product lines since we were founded in 1999. Further, we may acquire additional businesses, products or technologies in the future. On an ongoing basis, we may evaluate acquisitions of, or investments in, complementary companies, products or technologies to supplement our internal growth. Also, in the future, we may encounter difficulties identifying and acquiring suitable acquisition candidates on reasonable terms.

If we do complete future acquisitions, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	consume a substantial portion of our cash resources;

•	incur substantial debt;

•	assume liabilities;

•	increase our ongoing operating expenses and level of fixed costs;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs; and

•	become subject to litigation.

Any acquisitions or investments that we make in the future will involve numerous risks, including:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	unanticipated costs;

•	diversion of management’s time and attention away from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions;

•	difficulties in entering markets in which we have no or limited prior experience;

•	insufficient revenues to offset increased expenses associated with acquisitions and where competitors in such markets have stronger market positions; and

•	potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans.

Mergers and acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control, and we cannot be certain that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. We do not know whether we will be able to successfully integrate the businesses, products, technologies or personnel that we might acquire in the future or that any strategic investments we make will meet our financial or other investment objectives. Any failure to do so could seriously harm our business, financial condition and results of operations.

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

We have historically used stock options as a key component of our employee compensation program in order to align the interests of our employees with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. In the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which required the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. As a result, starting with fiscal 2006, our operating results contain a charge for share-based compensation expense related to employee stock options and employee stock purchases. This charge is in addition to share-based compensation expense we have recognized in prior periods related to stock options under APB Opinion No. 25. As a result of the adoption of SFAS 123R, beginning with fiscal 2006, our earnings were lower than they would have been had we not been required to adopt SFAS 123R. This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock. In addition, in recent periods, some of our employee stock options have had exercise prices in excess of our stock price, which reduces their value to employees and could affect our ability to retain present, or attract prospective employees. Moreover, difficulties relating to obtaining stockholder approval of equity compensation plans could make it harder or more expensive for us to grant share-based payments to employees in the future.

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

Third parties have in the past and may in the future assert claims or initiate litigation related to patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to us. The asserted claims or initiated litigation can include claims against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products, or components of those products. We have received correspondence from companies claiming that many of our products are using technology covered by or related to the intellectual property rights of these companies and inviting us to discuss licensing arrangements for the use of the technology. Regardless of the merit of these claims, intellectual property litigation can be time consuming and result in costly litigation and diversion of technical and management personnel. Any such litigation could force us to stop selling, incorporating or using our products that include the challenged intellectual property, or redesign those products that use the technology. In addition, if a party accuses us of infringing upon its proprietary rights, we may have to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all. If we are unsuccessful in any such litigation, we could be subject to significant liability for damages and loss of our proprietary rights. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

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

The ability of unaffiliated stockholders to influence key transactions, including changes of control, may be limited by significant insider ownership, provisions of our charter documents and provisions of Delaware law.

At December 31, 2006, our executive officers, directors and entities affiliated with them beneficially owned, in the aggregate, approximately 25% of our outstanding common stock. These stockholders, if acting together, will be able to influence substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of our company even if such a transaction would be beneficial to our other stockholders. In addition, provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

Our business and operations are especially subject to the risks of earthquakes and other natural catastrophic events.

Our corporate headquarters, including a significant portion of our research and development operations, are located in Northern California, a region known for seismic activity. Additionally, some of our facilities, including one of our manufacturing facilities, are located near geographic areas that have experienced hurricanes in the past. A significant natural disaster, such as an earthquake, hurricane, fire, flood or other catastrophic event, could severely affect our ability to conduct normal business operations, and as a result, our future operating results could be materially and adversely affected.

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

ITEM 3.    LEGAL PROCEEDINGS

Paradyne Matters

As a result of our acquisition of Paradyne Networks, Inc., we became involved in various legal proceedings, claims and litigation, including those identified below, relating to the operations of Paradyne prior to our acquisition of Paradyne.

A purported stockholder class action complaint was filed in December 2001 in the United States District Court in the Southern District of New York against Paradyne, Paradyne’s then-current directors and executive officers, and each of the underwriters (the “Underwriter Defendants”) who participated in Paradyne’s initial public offering and follow-on offering (collectively, the “Paradyne Offerings”). The complaint alleges that, in connection with the Paradyne Offerings, the Underwriter Defendants charged excessive commissions, inflated transaction fees not disclosed in the applicable registration statements and allocated shares of the Paradyne

Offerings to favored customers in exchange for purported promises by such customers to purchase additional shares in the aftermarket, thereby allegedly inflating the market price for the Paradyne Offerings. The complaint seeks damages in an unspecified amount for the purported class for the losses suffered during the class period. This action has been consolidated with hundreds of other securities class actions commenced against more than 300 companies (collectively, the “Issuer Defendants”) and approximately 40 investment banks in which the plaintiffs make substantially similar allegations as those made against Paradyne with respect to the initial public offerings and/or follow-on offerings at issue in those other cases. All of these actions have been consolidated before Judge Shira Scheindlin under the caption In re: Initial Public Offering Securities Litigation (the “IPO Actions”).

In 2003, the Issuer Defendants participated in a global settlement among the plaintiffs and the insurance companies that provided directors’ and officers’ insurance coverage to the Issuer Defendants (the “Issuer Settlement”). The Issuer Settlement agreements provide for the Issuer Defendants (including Paradyne) to be fully released and dismissed from the IPO Actions. Under the terms of the Issuer Settlement agreements, Paradyne is not required to make any cash payment to the plaintiffs. Although Judge Scheindlin preliminarily approved the Issuer Settlement, the preliminary approval is subject to a future final settlement order, after notice of settlement has been provided to class members and they have been afforded the opportunity to oppose or opt out of the settlement. There can be no assurance that these conditions for final approval of the Issuer Settlement will be satisfied.

In addition, on December 5, 2006, the United States Court of Appeals for the Second Circuit reversed an October 13, 2004 order of the District Court in which Judge Scheindlin had granted class certification for six “test cases” in the IPO Actions. It is unclear what, if any, impact the Second Circuit’s reversal on the test case class certification issues will have on the District Court’s consideration of final approval of the Issuer Settlement. It is unlikely that Judge Scheindlin will consider final approval of the Issuer Settlement until after the Second Circuit rules on a re-argument petition.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is listed on the Nasdaq Global Market under the symbol “ZHNE”. The following table sets forth, for the periods indicated, the high and low per share sales prices of our common stock as reported on Nasdaq.

2006:
	High	Low
Fourth Quarter ended December 31, 2006	$1.55	$0.97
Third Quarter ended September 30, 2006	2.10	1.03
Second Quarter ended June 30, 2006	2.73	1.81
First Quarter ended March 31, 2006	2.87	2.03

2005:
	High	Low
Fourth Quarter ended December 31, 2005	$2.67	$1.95
Third Quarter ended September 30, 2005	3.81	2.35
Second Quarter ended June 30, 2005	3.45	1.80
First Quarter ended March 31, 2005	2.85	1.92

As of December 31, 2006, there were 1,917 registered stockholders of record. A substantially greater number of holders of Zhone common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during 2006.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data has been derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” To date, we have generated a significant amount of revenue from sales of products obtained through acquisitions, as well as incurred significant acquisition related charges such as in-process research and development charges as discussed in Note 2 to the consolidated financial statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations. During the years ended December 31, 2006, 2005, 2004, 2003 and 2002, we recorded charges of $113.7 million, $102.1 million, $0.2 million, zero and $50.8 million, respectively, related to the impairment of acquisition related intangibles and goodwill as discussed in Note 3 to the consolidated financial statements. In addition, all per share and weighted average share data for 2003 and 2002 has been restated retroactively to reflect the effect of the Tellium merger in November 2003. Per share and weighted average share data for 2002 has also been restated retroactively to reflect a one for ten reverse split of common stock which occurred as a result of an equity restructuring in July 2002. The historical results are not necessarily indicative of results to be expected for any future period.

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$194,344	$151,828	$97,168	$83,138	$112,737
Cost of revenue (1)	131,749	88,958	55,305	51,081	69,689

Gross profit	62,595	62,870	41,863	32,057	43,048

Operating expenses:
Research and product development (1)	36,099	27,062	23,791	23,147	34,038
Sales and marketing (1)	38,225	29,756	22,417	15,618	20,672
General and administrative (1)	14,036	14,534	10,772	6,151	15,987
Purchased in-process research and development	—	1,190	8,631	—	59
Restructuring charges	—	—	—	—	4,531
Litigation settlement	—	—	—	1,600	—
Amortization of intangible assets	2,764	12,452	9,893	7,942	15,995
Impairment of intangible assets and goodwill	113,666	102,106	239	—	50,759

Total operating expenses	204,790	187,100	75,743	54,458	142,041

Operating loss	(142,195)	(124,230)	(33,880)	(22,401)	(98,993)
Interest expense	(2,774)	(3,357)	(3,991)	(3,944)	(9,478)
Interest income	2,328	1,433	1,312	400	350
Other income (expense), net	239	(522)	1,118	992	(306)

Loss before income taxes	(142,402)	(126,676)	(35,441)	(24,953)	(108,427)
Income tax provision (benefit)	264	215	205	(7,778)	140

Net loss	(142,666)	(126,891)	(35,646)	(17,175)	(108,567)
Accretion on preferred stock	—	—	—	(12,700)	(22,238)

Net loss applicable to holders of common stock	$(142,666)	$(126,891)	$(35,646)	$(29,875)	$(130,805)

Basic and diluted net loss per share applicable to holders of common stock	$(0.96)	$(1.13)	$(0.42)	$(1.87)	$(25.87)
Shares used in per-share calculation	148,727	112,004	85,745	15,951	5,057
(1) Amounts include stock-based compensation cost as follows:
Cost of revenue	$892	$153	$210	$(85)	$458
Research and product development	1,632	223	581	652	4,236
Sales and marketing	1,380	226	459	(241)	996
General and administrative	1,601	2,670	356	827	5,144

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$64,310	$71,140	$65,216	$98,256	$10,614
Working capital (deficit)	83,872	102,521	71,789	82,301	(7,957)
Total assets	240,182	380,105	325,227	274,877	163,963
Long-term debt, including current portion	27,049	29,767	41,313	33,391	38,703
Redeemable convertible preferred stock	—	—	—	—	165,890
Stockholders’ equity (deficit)	$157,604	$291,789	$229,784	$186,879	$(98,642)

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

Since inception, we have incurred significant operating losses and had an accumulated deficit of $901.0 million as of December 31, 2006.

During the third quarter of 2006, we recorded non-cash impairment charges of $113.7 million related to goodwill and acquired intangibles. The primary circumstance leading to the impairment was a decline in our projected revenue due to technology transition issues with our largest international customers and a resulting decline in our market capitalization. See Note 3 to the consolidated financial statements for further details.

Going forward, our key financial objectives include the following:

•	Increasing revenue while continuing to carefully control costs;

•	Continued investments in strategic research and product development activities that will provide the maximum potential return on investment; and

•	Minimizing consumption of our cash and short-term investments.

Acquisitions

Since inception, we have successfully utilized a strategy of acquisitions to acquire customers, technology and build scale within the network access markets. As of December 31, 2006, we had completed twelve acquisitions of complementary companies, products or technologies to supplement our internal growth. To date, we have generated a significant amount of our revenue from sales of products obtained through acquisitions. Some of the more significant acquisitions have included Paradyne Networks, Inc. in September 2005, Sorrento Networks Corporation in July 2004, and Tellium Inc. in November 2003.

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

The purchase consideration was allocated to the fair values of the assets acquired as follows: net tangible assets—$48.6 million, amortizable intangible assets—$54.8 million, purchased in-process research and development—$1.2 million, goodwill—$79.0 million, and deferred compensation—$0.9 million. The amount allocated to purchased in-process research and development was charged to expense during the third quarter of 2005 because technological feasibility had not been established and no future alternative uses for the technology existed. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. Of the amount allocated to amortizable intangible assets: $12.3 million was allocated to core technology and $10.1 million was allocated to patents, both of which were assigned an estimated life of five years. In addition, $3.3 million was allocated to backlog and $29.1 million was allocated to customer relationships, which were assigned estimated lives of six months and seven years, respectively.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The policies discussed below are considered by management to be critical because changes in such estimates can materially affect the amount of our reported net income or loss. For all of these policies, management cautions that actual results may differ materially from these estimates under different assumptions or conditions.

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

Valuation of Long-Lived Assets, Including Goodwill and Other Acquisition-Related Intangible Assets

Our long-lived assets have consisted primarily of goodwill, other acquisition-related intangible assets and property and equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the benefits realized from the acquired business, difficulty and delays in integrating the business or a significant change in the operations of the acquired business or use of an asset. Goodwill and other acquisition-related intangible assets not subject to amortization are tested annually for impairment using a two-step approach, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. We estimate the fair value of our long-lived assets based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, we are required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates.

As of December 31, 2006, we had $70.7 million of goodwill and $23.7 million of net property and equipment. Our future operating performance will be impacted by potential charges related to purchased in-process research and development for future acquisitions, and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price of the acquired companies to goodwill has a significant impact on our future operating results. The allocation process requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, we would have to perform an impairment review that might result in impairment of the goodwill. Other factors we consider important which could trigger an impairment review, include, but are not limited to, significant changes in the manner of use of our acquired assets, significant changes in the strategy for our overall business or significant negative economic trends, such as stock price movements. For example, during 2006 and 2005, we determined that such indicators of impairment existed, resulting in an impairment charge to goodwill and amortizable intangibles of $113.7 million and $102.1 million, respectively. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our goodwill may change in the future, which could result in additional non-cash impairment charges that would adversely affect our results of operations and financial condition.

Stock-Based Compensation

In the first quarter of 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We adopted the modified prospective method of transition under which prior periods are not restated for comparative purposes. We have estimated the fair value of stock-based payment awards on the date of grant using the Black Scholes pricing model, which is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rate and expected dividends. If factors change, and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net loss and net loss per share. We are also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

Fair value stock-based compensation expense under SFAS 123R for the year ended December 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the provisions of SFAS 123R, we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple option approach to the straight line single option method. Compensation expense for all employee share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight line single option method.

Prior to the adoption of SFAS 123R, we recognized compensation cost for stock options issued or assumed through acquisitions, based on the intrinsic value, which represents the difference between the exercise price of each stock option granted or assumed and the fair market value of the underlying common stock at the grant date or consummation date of the business combination. The resulting deferred stock compensation was amortized over the vesting periods of the applicable options. In addition, stock-based compensation expense was recorded for options issued to non-employees. These options are generally immediately exercisable and expire seven to ten years from the date of grant. We value non-employee options using the Black Scholes model. Non-employee options subject to vesting are valued as they become vested. See Note 6 to the consolidated financial statements for further information. In addition, we have reclassified prior years stock based compensation expense to the associated operating expense line items in the consolidated statements of operations in order to conform to the current year presentation.

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

RESULTS OF OPERATIONS

We list in the tables below the historical consolidated statement of operations as a percentage of revenue for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
Net revenue	100%	100%	100%
Cost of revenue	68%	59%	57%

Gross profit	32%	41%	43%

Operating expenses:
Research and product development	19%	18%	24%
Sales and marketing	20%	20%	24%
General and administrative	7%	9%	11%
Purchased in-process research and development	0%	1%	9%
Amortization of intangible assets	1%	8%	10%
Impairment of intangible assets and goodwill	58%	67%	0%

Total operating expenses	105%	123%	78%

Operating loss	(73)%	(82)%	(35)%
Interest expense	(1)%	(2)%	(4)%
Interest income	1%	1%	1%
Other income (expense), net	0%	(1)%	1%

Loss before income taxes	(73)%	(84)%	(37)%
Income tax provision	0%	0%	0%

Net loss	(73)%	(84)%	(37)%

2006 COMPARED WITH 2005

Net Revenue

Information about our revenue for products and services for 2006 and 2005 is summarized below (in millions):

	2006	2005	Increase	% change
Products	$181.9	$139.7	$42.2	30%
Services	12.4	12.1	0.3	2%

	$194.3	$151.8	$42.5	28%

Information about our revenue for North America and International markets for 2006 and 2005 is summarized below (in millions):

	2006	2005	Increase (Decrease)	% change
Revenue by geography:
United States	$105.1	$86.9	$18.2	21%
Canada	10.6	12.6	(2.0)	(16)%

Total North America	115.7	99.5	16.2	16%

Latin America	25.2	8.7	16.5	190%
Europe, Middle East, Africa	45.4	37.5	7.9	21%
Asia Pacific	8.0	6.1	1.9	31%

Total International	78.6	52.3	26.3	50%

Total	$194.3	$151.8	$42.5	28%

Information about our revenue by product line for 2006 and 2005 is summarized below (in millions):

	2006	2005	Increase (Decrease)	% change
SLMS	$118.2	$66.9	$51.3	77%
Optical Transport	19.0	21.5	(2.5)	(12)%
Legacy and Service	57.1	63.4	(6.3)	(10)%

	$194.3	$151.8	$42.5	28%

Total revenue increased 28% or $42.5 million to $194.3 million for 2006 compared to $151.8 million for 2005. The increase in total revenue was due to incremental revenue from the acquisition of Paradyne in September 2005, offset by lower sales of our optical and legacy products. Additionally, we experienced increased demand for our SLMS products compared to the prior year, particularly in the international territories.

In 2006, product revenue increased 30% or $42.2 million and service revenue remained consistent with an increase of 2% or $0.3 million compared to 2005. Service revenue represents revenue from maintenance and other services associated with product shipments. The increase in both product and service revenue was due to incremental revenue from the Paradyne acquisition and increased demand for our SLMS products.

International revenue increased 50% or $26.3 million to $78.6 million in 2006 and represented 40% of total revenue compared with 34% in 2005. The significant increase in international revenue represents the increasing opportunity for our next-generation products in both existing and new network deployments among emerging international carriers in the Middle East and Latin America, as well as incremental revenue from Paradyne products. While we have experienced significant growth in international markets, we have recently encountered price-focused competitors and we anticipate this will continue as we invest in expanding markets.

By product family, revenue for our SLMS product family increased $51.3 million or 77% in 2006 compared to 2005 due to the incremental revenue associated with Paradyne’s broadband products. Revenue also increased due to increased adoption of IPTV, VoIP and broadband services, creating increased demand for our SLMS products, particularly in international territories. Revenue for our legacy products and services decreased $6.3 million or 10% in 2006, supporting the growing shift from legacy technologies to our growing SLMS business. Additionally, we continue to divest non-strategic legacy products in order to focus our efforts on our SLMS product family. For example, during the fourth quarter of 2006, we entered into an agreement to divest our iMarc legacy product line, and in 2005 we divested our Meret, Sechtor, Arca Dacs and eLuminant legacy products. The decrease in legacy products was partially offset by incremental revenue from Paradyne service and narrowband products acquired in September 2005. Optical transport decreased $2.5 million or 12% in 2006 compared to 2005. This decreased demand reflects continued fluctuation as a result of significant customer concentration within this product category. We expect that the product mix will continue to shift toward next-generation products in SLMS.

While no customer accounted for 10% or more of net revenue in 2006 or 2005, sales to one customer represented 15% of net revenue in 2004. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock based compensation, increased $42.8 million, or 48% to $131.7 million for 2006, compared to $89.0 million for 2005. Total cost of revenue was 68% of revenue for 2006, compared to 59% of revenue for 2005. The increase in cost of revenues for 2006 compared to 2005 includes a $7.2 million write off of inventory related to reduced demand of legacy products during the second quarter of 2006 and additional stock-based compensation of $0.7 million related to the implementation of SFAS 123R in January 2006. In addition, 2005 included a net benefit of approximately $2.8 million related to several infrequent transactions, including a benefit related to the sale of non-strategic products and a favorable settlement with a contract manufacturer, offset by charges for discontinued inventory resulting from integration efforts related to the Paradyne acquisition and other charges related to vendor and customer claims. Overall, gross profit also decreased due to the lack of operating leverage on fixed manufacturing costs at lower than anticipated revenue levels as well as lower pricing for strategic international customers.

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

Research and Product Development Expenses

Research and product development expenses increased 33% or $9.0 million to $36.1 million for 2006 compared to $27.1 million for 2005. The increase was primarily due to increased investment in research and development and personnel related costs to support development enhancements to our existing products and our new next generation technologies, as well as development support for our acquired technologies. We intend to continue to invest in research and product development to attain our strategic product development objectives, while seeking to manage the associated costs through expense controls. Additionally, for the year ended December 31, 2006, approximately $1.6 million of stock-based compensation expense was included in research and product development expenses, compared to only $0.2 million during the year ended December 31, 2005, primarily due to the implementation of SFAS 123R in January 2006.

Sales and Marketing Expenses

Sales and marketing expenses increased 28% or $8.4 million to $38.2 million for 2006 compared to $29.8 million in 2005. The increase was primarily attributable to higher commissions and other personnel related costs to support revenue growth, particularly in the international territories, as well as increased spending on trade shows, travel and other marketing related promotions. Additionally, for the year ended December 31, 2006, approximately $1.4 million of stock-based compensation expense was included in sales and marketing expenses, compared to only $0.2 million during the year ended December 31, 2005, primarily due to the implementation of SFAS 123R in January 2006.

General and Administrative Expenses

General and administrative expenses decreased 3% or $0.5 million to $14.0 million for 2006 compared to $14.5 million for 2005. The decrease was primarily due to non recurring charges associated with the Paradyne acquisition in the prior year offset by increased costs to support a larger organization as a result of the Paradyne acquisition and higher bad debt associated with a customer bankruptcy in the first quarter of 2006 compared to a debt recovery in the prior year. Additionally, for the year ended December 31, 2006, approximately $1.6 million of stock-based compensation expense was included in general and administrative expenses primarily due to the implementation of SFAS 123R, compared to $2.7 million during the year ended December 31, 2005, related to options granted to non-employees for services received in conjunction with the Paradyne acquisition.

Purchased In-Process Research and Development

In 2005, we recorded purchased in-process research and development charges of $1.2 million relating to the acquisition of Paradyne because technological feasibility for certain research and development efforts by Paradyne had not been established and no future alternative uses for these research and development efforts existed.

Amortization of Intangible Assets

Amortization of intangible assets decreased $9.7 million to $2.8 million for 2006 compared to $12.5 million for 2005. The decrease was primarily due to the impairment of intangibles in the third quarter of 2006 and the fourth quarter of 2005 as well as the sale of patents in the second quarter of 2006.

Impairment of Intangible Assets and Goodwill

We review goodwill and other long-lived assets, including intangible assets, for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. During the third quarter of 2006, we determined that indicators of impairment existed as we experienced an adverse change in our business as evidenced by a decline in our projected revenue due to technology transition issues with our largest international customers, and a resulting decline in our market capitalization. We performed an impairment analysis which resulted in a non-cash goodwill impairment charge of $110.5 million as the fair value of our reporting unit was less than book value. See Note 3 to the consolidated financial statements for further detail. We also recorded a non-cash impairment charge for other intangible assets of $3.2 million, which represented the amount by which the carrying value of the intangible assets exceeded the fair value.

The impairment charge in 2005 related to the impairment of goodwill of $55.2 million and acquired intangibles of $46.9 million. The primary circumstance leading to the impairment of intangibles was a decline in our projected future cash flows associated with technology and other intangibles acquired from our prior acquisitions. The impairment reflects a more rapid decline in projected revenue from certain legacy products than previously anticipated as customers transition to next generation products.

Interest Expense

Interest expense for 2006 decreased by $0.6 million to $2.8 million compared to 2005 due primarily to a decrease in the outstanding debt balances.

Interest Income

Interest income for 2006 increased by $0.9 million to $2.3 million due to higher average balances of cash and short-term investments.

Other Income (Expense), Net

Other income was $0.2 million for 2006 compared to other expense of $0.5 million for 2005. The change was primarily due to exchange gains on foreign currencies in the current year compared to exchange losses in the prior year. We transact business in various foreign countries and are exposed to currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily intercompany receivables and payables.

Income Tax Provision

During the years ended December 31, 2006 and 2005, we recorded an income tax provision of $0.3 million and $0.2 million, respectively, related to foreign and state taxes. No deferred tax benefit was recorded due to our operating losses and net operating loss carryforwards. Due to the significant uncertainty regarding the realization of our net deferred tax assets, a full valuation allowance was recorded.

2005 COMPARED WITH 2004

Net Revenue

Information about our revenue for products and services for 2005 and 2004 is summarized below (in millions):

	2005	2004	Increase (Decrease)	% change
Products	$139.7	$88.4	$51.3	58%
Services	12.1	8.8	3.3	38%

	$151.8	$97.2	$54.6	56%

Information about our revenue for North America and International markets for 2005 and 2004 is summarized below (in millions):

	2005	2004	Increase (Decrease)	% change
Revenue by geography:
United States	$86.9	$64.7	$22.2	34%
Canada	12.6	10.8	1.8	17%

Total North America	99.5	75.5	24.0	32%

Latin America	8.7	2.8	5.9	211%
Europe, Middle East, Africa	37.5	14.3	23.2	162%
Asia Pacific	6.1	4.6	1.5	33%

Total International	52.3	21.7	30.6	141%

Total	$151.8	$97.2	$54.6	56%

Information about our revenue by product line for 2005 and 2004 is summarized below (in millions):

	2005	2004	Increase (Decrease)	% change
SLMS	$66.9	$29.4	$37.5	128%
Optical Transport	21.5	8.9	12.6	142%
Legacy and Service	63.4	58.9	4.5	8%

	$151.8	$97.2	$54.6	56%

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

Research and Product Development Expenses

Research and product development expenses increased 14% or $3.3 million to $27.1 million for 2005 compared to $23.8 million for 2004. The increase was primarily due to increased personnel related costs to support development efforts on acquired technologies.

Sales and Marketing Expenses

Sales and marketing expenses increased 33% or $7.3 million to $29.7 million for 2005 compared to $22.4 million in 2004. The increase was primarily attributable to higher commissions and other personnel related costs to support revenue growth, particularly in the international territories, as well as increased expenditures on trade shows, travel and other marketing related promotions.

General and Administrative Expenses

General and administrative expenses increased 34% or $3.7 million to $14.5 million for 2005 compared to $10.8 million for 2004. The increase was primarily due to stock-based compensation expense related to options granted to non-employees for services received in conjunction with the Paradyne acquisition and other integration related expenses, as well as increased personnel related costs, partially offset by a gain from a bad debt recovery in 2005 as well as lower facility costs and lower legal fees. The prior year included lease termination charges for excess facilities as well as legal fees incurred related to post-acquisition activities associated with the Tellium merger.

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

Other Income (Expense), Net

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

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents and investments, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At December 31, 2006, cash, cash equivalents and short-term investments were $64.3 million compared to $71.1 million at December 31, 2005. Total debt was $41.5 million at December 31, 2006 as compared to $44.3 million at December 31, 2005. The decrease in cash and cash equivalents of $5.2 million was attributable to net cash used in operating activities of $16.2 million, offset by net cash provided by investing activities of $10.8 million and net cash provided by financing activities of $0.1 million.

Operating Activities

Net cash used in operating activities consisted of the net loss of $142.7 million, adjusted for non-cash charges totaling $130.4 million and changes in operating assets and liabilities totaling $3.9 million. The most significant components of the changes in operating assets and liabilities were a decrease in accrued expenses of $5.2 million and an increase in accounts receivable of $3.1 million, offset by a decrease in inventories of $3.3 million.

Investing Activities

Net cash provided by investing activities consisted primarily of cash acquired through the net sale of short-term investments of $2.2 million and proceeds from the sale of patents and marketable securities of $10.7 million, offset by capital equipment purchases of $2.0 million.

Financing Activities

Net cash provided by financing activities included proceeds from the issuance of common stock of $2.3 million and proceeds from the repayment of officer loans of $0.6 million, offset by the repayment of debt of $2.7 million primarily associated with a voluntary repayment of $1.5 million of debenture debt, $0.9 million repayment of a note payable and $0.3 million of other principal debt payments on our secured real estate loan.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents and short-term investments, which totaled $64.3 million at December 31, 2006, and our $25.0 million line of credit, under which $14.5 million was outstanding at December 31, 2006 and an additional $10.2 million was committed as security for obligations under various letters of credit. Borrowings under the line of credit bear interest at the financial institution’s prime rate or LIBOR plus 2.9%, at our election, provided that the minimum interest rate is 4.0%. The interest rate was 8.25% at December 31, 2006. Our short-term investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities at the date of acquisition ranging from 90 days to one year. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and short-term investments will continue to be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances from companies in the telecommunications industry.

During the first quarter of 2007, we entered into an amendment to our existing $25 million revolving credit facility and accounts receivable purchase facility with Silicon Valley Bank (the “SVB Facilities”) providing for a one year extension of the term of the SVB Facilities. Under the SVB Facilities, as amended, we have the option of either borrowing funds at agreed upon rates of interest or selling specific accounts receivable to Silicon Valley Bank, on a limited recourse basis, at agreed upon discounts to the face amount of those accounts receivable, so long as the aggregate amount of outstanding borrowings and the aggregate amount of our repurchase obligations with respect to purchased accounts receivable do not exceed $25 million. The amounts borrowed under the revolving credit facility will bear interest, payable monthly, at a floating rate that, at our option, is either (1) Silicon Valley Bank’s prime rate, or (2) the sum of the LIBOR rate plus 2.9%; provided that in either case, the minimum interest rate is 4.0%. Our obligations under the SVB Facilities remain secured by substantially all of our assets and those of our subsidiaries, including our intellectual property. The SVB Facilities contain certain financial covenants, and customary affirmative covenants and negative covenants.

Future Requirements and Funding Sources

Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. Our current debt obligations include $7.4 million in convertible debenture debt that will become due, and is expected to be paid, in August 2007. In addition, as a result of the Paradyne acquisition, we assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $26.1 million as of December 31, 2006. We intend to continue to occupy only a portion of these facilities and are evaluating our options to exit the excess portion of the lease. We have recorded $4.5 million as of December 31, 2006 in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), which we believe is adequate to cover costs incurred to exit the excess portion of these facilities.

As a result of the financial demands of major network deployments and the difficulty in accessing capital markets, network service providers continue to request financing assistance from their suppliers. From time to time, we may provide or commit to extend credit or credit support to our customers. This financing may include extending credit to customers or guaranteeing the indebtedness of customers to third parties. Depending upon market conditions, we may seek to factor these arrangements to financial institutions and investors to reduce the amount of our financial commitments associated with such arrangements. For example, during the year ended December 31, 2006, we sold $10.3 million of customer receivables to financial institutions on a non-recourse basis. Our ability to provide customer financing is limited and depends upon a number of factors, including our capital structure, the level of our available credit and our ability to factor commitments to third parties. Any extension of financing to our customers will limit the capital that we have available for other uses. As of December 31, 2006, we did not have any significant customer financing commitments or guarantees.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Our principal commitments as of December 31, 2006 consist of obligations under operating leases, line of credit, debt and inventory purchase commitments. Refer to Note 5 and Note 10 of our Notes to Consolidated Financial Statements, for more detailed information. At December 31, 2006, our estimated future contractual commitments by fiscal year were as follows (in thousands)

	Payments due by period
	Total	2007	2008	2009	2010	2011	2012 and beyond
Operating leases	$27,962	$5,300	$4,652	$4,575	$4,478	$4,478	$4,479
Line of credit	14,500	14,500	—	—	—	—	—
Debt	27,049	7,673	280	310	338	18,448	—
Inventory purchase commitments	81	81	—	—	—	—	—

Total	$69,592	$27,554	$4,932	$4,885	$4,816	$22,926	$4,479

Leases

The operating lease amounts shown above represent off-balance sheet arrangements to the extent that a liability is not already recorded on our balance sheet. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized.

Line of Credit and Debt

The debt and line of credit obligations have been recorded on our balance sheet. The debt obligation amounts shown above represent the scheduled principal repayments, but not the associated interest payments which may vary based on changes in market interest rates. At December 31, 2006, the interest rate on our outstanding debt obligations ranged from 7.5% to 8.4%.

As of December 31, 2006, we had $14.5 million outstanding under our line of credit and an additional $10.2 million committed as security for various letters of credit, as discussed in Note 5 to the consolidated financial statements.

Inventory purchase commitments

Inventory purchase commitments represent the amount of excess inventory purchase commitments that have been recorded on our balance sheet at December 31, 2006.

Recent Accounting Pronouncements

SFAS 157 – Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

FIN 48 – Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

SAB 108 – Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements. The transition provisions of SAB 108 permit a registrant to adjust retained earnings in the year of adoption for the cumulative effect of immaterial errors relating to prior years. We were required to adopt SAB 108 in our current fiscal year. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash, Cash Equivalents and Investments

We consider all cash and highly liquid investments purchased with an original maturity of less than three months to be cash equivalents.

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2006 and 2005 (in thousands):

	December 31, 2006	December 31, 2005
Cash	$13,176	$25,709
Money market funds	18,256	284
Commercial paper	15,541	22,174
US Agency Securities	—	3,999

Cash and cash equivalents	$46,973	$52,166

Short-term investments	$17,337	$18,974

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments consist principally of demand deposit and money market accounts, commercial paper and debt securities of domestic municipalities with credit ratings of AA or better. Cash and cash equivalents and short-term investments are principally held with various domestic financial institutions with high credit standing. For the year ended December 31, 2004, sales to one customer represented 15% of net revenue. No other customer accounted for 10% or more of net revenue in 2006, 2005 or 2004. As of December 31, 2006 and 2005, no customer accounted for 10% or more of accounts receivable. As of December 31, 2006 and 2005, receivables from customers in international territories represented 48% and 46%, respectively, of accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We do not use derivative financial instruments in our investment portfolio. We do not hold financial instruments for trading or speculative purposes. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Our cash and cash equivalents and short-term investments are not subject to material interest rate risk due to their short maturities. Under our investment policy, short-term investments have a maximum maturity of one year from the date of acquisition, and the average maturity of the portfolio cannot exceed six months. Due to the relatively short maturity of the portfolio, a 10% increase in market interest rates at December 31, 2006 would decrease the fair value of the portfolio by less than $0.1 million.

Foreign Currency Risk

We transact business in various foreign countries. Substantially all of our assets are located in the United States. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily intercompany receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During 2006 and 2005, we did not hedge any of our foreign currency exposure.

We have performed sensitivity analyses as of December 31, 2006 and 2005, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $1.2 million and $0.8 million at December 31, 2006 and 2005, respectively. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Zhone Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Zhone Technologies, Inc. and subsidiaries (“the Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zhone Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method at the beginning of fiscal year 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

March 6, 2007

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and 2005

(In thousands, except par value)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$46,973	$52,166
Short-term investments	17,337	18,974
Accounts receivable, net of allowances for sales returns and doubtful accounts of $6,939 in 2006 and $5,643 in 2005	31,828	35,392
Inventories	45,036	48,370
Prepaid expenses and other current assets	3,852	5,811

Total current assets	145,026	160,713
Property and equipment, net	23,704	24,097
Goodwill	70,737	180,001
Other acquisition-related intangible assets, net	—	14,638
Restricted cash	636	547
Other assets	79	109

Total assets	$240,182	$380,105

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,893	$17,912
Line of credit	14,500	14,500
Current portion of long-term debt	7,673	1,170
Accrued and other liabilities	20,088	24,610

Total current liabilities	61,154	58,192
Long-term debt, less current portion	19,376	28,597
Other long-term liabilities	2,048	1,527

Total liabilities	82,578	88,316

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 900,000 shares; issued and outstanding 149,277 and 147,759 shares as of December 31, 2006 and 2005, respectively	149	148
Additional paid-in capital	1,058,317	1,051,320
Notes receivable from stockholders	—	(550)
Deferred stock-based compensation	—	(818)
Other comprehensive income (loss)	98	(17)
Accumulated deficit	(900,960)	(758,294)

Total stockholders’ equity	157,604	291,789

Total liabilities and stockholders’ equity	$240,182	$380,105

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2006, 2005 and 2004

(In thousands, except per share data)

	2006	2005	2004
Net revenue	$194,344	$151,828	$97,168
Cost of revenue (1)	131,749	88,958	55,305

Gross profit	62,595	62,870	41,863

Operating expenses:
Research and product development (1)	36,099	27,062	23,791
Sales and marketing (1)	38,225	29,756	22,417
General and administrative (1)	14,036	14,534	10,772
Purchased in-process research and development	—	1,190	8,631
Amortization of intangible assets	2,764	12,452	9,893
Impairment of intangible assets and goodwill	113,666	102,106	239

Total operating expenses	204,790	187,100	75,743

Operating loss	(142,195)	(124,230)	(33,880)
Interest expense	(2,774)	(3,357)	(3,991)
Interest income	2,328	1,433	1,312
Other income (expense), net	239	(522)	1,118

Loss before income taxes	(142,402)	(126,676)	(35,441)
Income tax provision	264	215	205

Net loss	$(142,666)	$(126,891)	$(35,646)

Basic and diluted net loss per share	$(0.96)	$(1.13)	$(0.42)
Weighted average shares outstanding used to compute basic and diluted net loss per share	148,727	112,004	85,745
(1) Amounts include stock-based compensation cost as follows:
Cost of revenue	892	153	210
Research and product development	1,632	223	581
Sales and marketing	1,380	226	459
General and administrative	1,601	2,670	356

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2006, 2005 and 2004 (In thousands)

	Common stock		Additional paid-in capital	Notes receivable from stockholders	Deferred stock-based compensation	Other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 2003	76,629	$77	$787,567	$(550)	$(4,444)	$(14)	$(595,757)	$186,879
Exercise of stock options for cash	640	1	1,034	—	—	—	—	1,035
Issuance of common stock in connection with employee stock purchase plan	120	—	346	—	—	—	—	346
Amortization of deferred compensation related to stock option grants	—	—	—	—	1,734	—	—	1,734
Reversal of unamortized deferred compensation	—	—	(2,352)	—	2,352	—	—	—
Reversal of stock-based compensation	—	—	(135)	—	—	—	—	(135)
Non-cash stock based compensation expense and other	103	—	119	—	—	—	—	119
Issuance of warrants for services	—	—	21	—	—	—	—	21
Issuance of common stock and stock options for acquisition	16,647	16	75,661	—	(180)	—	—	75,497
Comprehensive loss:
Net loss	—	—	—	—	—	—	(35,646)	(35,646)
Foreign currency translation adjustment	—	—	—	—	—	24	—	24
Unrealized loss on available for sale securities	—	—	—	—	—	(90)	—	(90)

Total comprehensive loss	—	—	—	—	—	—	—	(35,712)

Balances as of December 31, 2004	94,139	94	862,261	(550)	(538)	(80)	(631,403)	229,784
Exercise of stock options for cash	1,313	1	2,282	—	—	—	—	2,283
Issuance of common stock in connection with employee stock purchase plan	372	—	812	—	—	—	—	812
Amortization of deferred compensation related to stock option grants	—	—	—	—	653	—	—	653
Reversal of unamortized deferred compensation	—	—	(5)	—	5	—	—	—
Reversal of stock-based compensation	—	—	(19)	—	—	—	—	(19)
Non-cash stock based compensation expense	—	—	2,638	—	—	—	—	2,638
Issuance of common stock and stock options for acquisition	52,084	53	183,452	—	(938)	—	—	182,567
Return of common stock from acquisition	(149)	—	(101)	—	—	—	—	(101)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(126,891)	(126,891)
Foreign currency translation adjustment	—	—	—	—	—	26	—	26
Unrealized gain on available for sale securities	—	—	—	—	—	37	—	37

Total comprehensive loss	—	—	—	—	—	—	—	(126,828)

	Common stock		Additional paid-in capital	Notes receivable from stockholders	Deferred stock-based compensation	Other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 2005	147,759	148	1,051,320	(550)	(818)	(17)	(758,294)	291,789
Exercise of stock options for cash	913	1	1,393	—	—	—	—	1,394
Issuance of common stock in connection with employee stock purchase plan	581	—	867	—	—	—	—	867
Issuance of common stock for services	24	—	50	—	—	—	—	50
Reversal of unamortized deferred stock-based compensation	—	—	(818)	—	818	—	—	—
Stock-based compensation under SFAS 123R	—	—	5,505	—	—	—	—	5,505
Proceeds from repayment of officer loans	—	—	—	550	—	—	—	550
Comprehensive loss:
Net loss	—	—	—	—	—	—	(142,666)	(142,666)
Foreign currency translation adjustment	—	—	—	—	—	84	—	84
Unrealized gain on available for sale securities	—	—	—	—	—	31	—	31

Total comprehensive loss	—	—	—	—	—	—	—	(142,551)

Balances as of December 31, 2006	149,277	$149	$1,058,317	$—	$—	$98	$(900,960)	$157,604

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(142,666)	$(126,891)	$(35,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,383	14,251	11,288
Stock-based compensation	5,505	3,272	1,606
Impairment of goodwill and intangible assets	113,666	102,106	239
(Accretion) or impairment of investments	(527)	360	—
Purchased in-process research and development	—	1,190	8,631
Provision for sales returns and doubtful accounts	6,638	1,764	2,345
Gain on sale of assets	(301)	—	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,074)	(8,724)	(7,395)
Inventories	3,334	2,774	(7,302)
Prepaid expenses and other current assets	239	3,389	434
Other assets	30	554	434
Accounts payable	771	754	(5,914)
Accrued and other liabilities	(5,236)	(15,847)	(16,044)

Net cash used in operating activities	(16,238)	(21,048)	(47,324)

Cash flows from investing activities:
Cash acquired from acquisitions	—	42,838	6,267
Cash paid for acquisitions	—	—	(650)
Purchase of intangible assets	—	(1,980)	—
Proceeds from sale of property and equipment	—	—	6,875
Purchases of property and equipment	(2,004)	(1,910)	(1,816)
Proceeds from sale of assets	10,716	—	—
Purchases of short-term investments	(37,905)	(36,969)	(208,520)
Proceeds from sale of short-term investments	40,100	36,644	255,527
Changes in restricted cash	(89)	211	363

Net cash provided by investing activities	10,818	38,834	58,046

Cash flows from financing activities:
Net borrowings under credit facilities	—	—	9,700
Proceeds from issuance of common stock and warrants	2,311	3,095	1,492
Proceeds from repayment of officer loans	550	—	—
Repayment of debt	(2,718)	(15,345)	(7,881)

Net cash provided by (used in) financing activities	143	(12,250)	3,311

Effect of exchange rate changes on cash	84	26	24

Net (decrease) increase in cash and cash equivalents	(5,193)	5,562	14,057
Cash and cash equivalents at beginning of year	52,166	46,604	32,547

Cash and cash equivalents at end of year	$46,973	$52,166	$46,604

Supplemental disclosures of cash flow information:
Cash paid during period for:
Taxes	$740	$253	$487
Interest	2,635	3,361	3,095
Noncash investing and financing activities:
Common stock and options issued for acquisition	—	183,505	75,677
Accrued liabilities converted to notes payable	—	3,800	—
Sale of assets for marketable securities	—	2,080	—
Purchase price allocation adjustment	1,206	—	—

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies

(a) Description of Business

Zhone Technologies, Inc. (sometimes referred to, collectively with its subsidiaries, as “Zhone” or the “Company”) designs, develops and markets communications network equipment for telephone companies and cable operators worldwide. The Company’s products allow network service providers to deliver video and interactive entertainment services in addition to their existing voice and data service offerings. The Company was incorporated under the laws of the state of Delaware in June 1999. The Company began operations in September 1999 and is headquartered in Oakland, California.

(b) Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

(c) Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

(d) Revenue Recognition

The Company recognizes revenue when the earnings process is complete. The Company recognizes product revenue upon shipment of product under contractual terms which transfer title to customers upon shipment, under normal credit terms, or under sales-type leases, net of estimated sales returns and allowances at the time of shipment. Revenue is deferred if there are significant post-delivery obligations, if collection is not considered reasonably assured at the time of sale, or if the fees are not fixed or determinable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. The Company’s arrangements generally do not have any significant post-delivery obligations. The Company offers products and services such as support, education and training, hardware upgrades and post-warranty support. For multiple element revenue arrangements, the Company establishes the fair value of these products and services based primarily on sales prices when the products and services are sold separately. If fair value cannot be established for undelivered elements, all of the revenue under the arrangement is deferred until those elements have been delivered. When collectibility is not reasonably assured, revenue is recognized when cash is collected. Revenue from education services and support services is recognized over the contract term or as the service is performed. The Company makes certain sales to product distributors. These customers are given certain privileges to return a portion of inventory. Return privileges generally allow distributors to return inventory based on a percent of purchases made within a specific period of time. The Company recognizes revenue on sales to distributors that have contractual return rights when the products have been sold by the distributors, unless there is sufficient customer specific sales and sales returns history to support revenue recognition upon shipment. In those instances when shipments made to distributors are recognized upon shipment of the products from the factory, the Company uses historical rates of return from the distributors to provide for estimated products return in accordance with SFAS 48. Revenue from sales of software products is recognized provided that a purchase order has been received, the software has been shipped, collection of the resulting receivable is probable, and the amount of the related fees is fixed or determinable. To date, revenue from software transactions has not been significant. The Company accrues for warranty costs, sales returns, and other allowances at the time of shipment based on historical experience and expected future costs.

(e) Allowances for Sales Returns and Doubtful Accounts

The Company records an allowance for sales returns for estimated future product returns related to current period product revenue. The allowance is recorded as a reduction of revenues in the Company’s consolidated financial statements. The Company bases its allowance on periodic assessments of historical trends in product return rates and current approved returned products. If the actual future returns were to deviate from the historical data on which the reserve had been established, the Company’s revenue could be adversely affected.

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. The allowance is recorded as a general and administrative expense in the Company’s consolidated financial statements. The Company bases its allowance on periodic assessments of its customers’ liquidity and financial condition through analysis of information obtained from credit rating agencies, financial statement review and historical collection trends. Additional allowances may be required if the liquidity or financial condition of its customers were to deteriorate.

Activity under the Company’s allowance for sales returns and doubtful accounts was comprised as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Balance at beginning of year	$5,643	$4,990	$3,505
Charged to revenue and expenses	6,638	1,764	2,345
Utilization	(5,342)	(2,616)	(2,233)
Allowance from acquired companies	—	1,505	1,373

Balance at end of year	$6,939	$5,643	$4,990

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

(g) Foreign Currency Translation

For operations outside the United States, the Company translates assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at end of period exchange rates. Revenues and expenses are translated at monthly average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries, is included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. Realized gains and losses on foreign currency transactions are included in other income (expense) in the accompanying consolidated statement of operations.

(h) Cash and Cash Equivalents, Short-Term Investments and Marketable Equity Securities

The Company considers all cash and highly liquid investments purchased with an original maturity of less than three months to be cash equivalents.

Short-term investments include securities with original maturities greater than three months and less than one year and are available for use in current operations or other activities. Short-term investments consist principally of debt securities of domestic municipalities and corporations. Marketable equity securities consist of investments in common stock of publicly traded companies and are reflected in prepaid and other current assets in the Company’s consolidated financial statements. Short-term investments and marketable equity securities have been classified as available for sale. Under this classification, the investments are reported at fair value, with unrealized gains and losses excluded from results of operations and reported, net of tax, as a component of other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included in results of operations. Gains and losses from the sale of securities are based on the specific-identification method.

Cash, cash equivalents, short-term investments and marketable equity securities consisted of the following as of December 31, 2006 (in thousands):

	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and Cash Equivalents:
Cash	$13,176	$—	$—	$13,176
Money Market Funds	18,256	—	—	18,256
Commercial Paper	15,540	1	—	15,541

	$46,972	$1	$—	$46,973

Short-term investments:
Commercial Paper	$4,877	$—	$—	$4,877
US Agency Securities	10,570	2	(1)	10,571
Corporate Securities	1,888	1	—	1,889

	$17,335	$3	$(1)	$17,337

Marketable equity securities	$20	$21	$—	$41

Cash, cash equivalents, short-term investments and marketable equity securities consisted of the following as of December 31, 2005 (in thousands):

	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and Cash Equivalents:
Cash	$25,709	$—	$—	$25,709
Money Market Funds	284	—	—	284
Commercial Paper	22,172	3	(1)	22,174
US Agency Securities	3,998	1	—	3,999

	$52,163	$4	$(1)	$52,166

Short-term investments:
Commercial Paper	$11,018	$1	$(5)	$11,014
US Agency Securities	7,966	—	(6)	7,960

	$18,984	$1	$(11)	$18,974

Marketable equity securities	$1,739	$—	$—	$1,739

(i) Fair Value of Financial Instruments

The carrying amounts of the Company’s consolidated financial instruments which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of December 31, 2006 and 2005 due to the relatively short maturities of these instruments. The carrying value of the Company’s debt obligations at December 31, 2006 and 2005 approximate fair value.

(j) Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts, commercial paper and debt securities of domestic municipalities with credit ratings of AA or better. Cash and cash equivalents are principally held with various domestic financial institutions with high credit standing. The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, internet service providers, wireless carriers, and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the year ended December 31, 2004, sales to one customer represented 15% of net revenue. No other customer accounted for 10% or more of net revenue in 2006, 2005 or 2004. As of December 31, 2006 and 2005, no customer accounted for 10% or more of accounts receivable. As of December 31, 2006 and 2005, receivables from customers in international territories represented 48% and 46%, respectively, of accounts receivable.

The Company may provide or commit to extend credit or credit support to certain customers. During the year ended December 31, 2006, the Company sold $10.3 million of customer receivables to financial institutions on a non-recourse basis. As of December 31, 2006, the Company did not have any significant customer financing commitments or guarantees.

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

(l) Goodwill

Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill. SFAS No. 142, Goodwill and Other

Intangible Assets, requires that companies test for goodwill impairment at least annually using a two-step approach. The Company evaluates goodwill on an annual basis, at a minimum, and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The Company has determined that it operates in a single segment with one operating unit. The Company performs the annual goodwill impairment test using the market approach. If the carrying amount of the reporting unit exceeds its fair value, indication of goodwill impairment exists and a second step is performed to measure the amount of impairment loss, if any. During the years ended December 31, 2006 and 2005, the Company recorded non-cash goodwill impairment charges of $110.5 million and $55.2 million, respectively, as discussed in Note 3.

(m) Purchased Intangibles and Other Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows attributable to that asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future net undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Any assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

During the years ended December 31, 2006 and 2005, the Company recorded non-cash impairment charges of $3.2 million and $46.9 million, respectively, related to the impairment of purchased technology, customer relationships and other amortizable intangibles as discussed in Note 3. During the year ended December 31, 2004, the Company recorded a non-cash charge of $0.2 million related to impairment of the acquired workforce from Gluon Networks, Inc.

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

Fair value stock-based compensation expense under SFAS 123R for the year ended December 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the provisions of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple option approach to the straight line single option method. Compensation expense for all employee share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight line single option method.

Pro Forma Information Under SFAS 123 for Periods Prior to the Implementation of SFAS 123R

The following table illustrates the effect on net loss and net loss per share if the fair value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	Year ended December 31,
	2005	2004
Net loss, as reported	$(126,891)	$(35,646)
Add: Stock-based compensation expense included in reported net loss	3,272	1,606
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(8,804)	(7,417)

Pro forma net loss	$(132,423)	$(41,457)

Loss per share:
As reported—basic and diluted	$(1.13)	$(0.42)

Pro forma—basic and diluted	$(1.18)	$(0.48)

See Note 6 for further information regarding the Company’s stock-based compensation assumptions and expense.

(p) Income Taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2006 and 2005 due to the significant uncertainty regarding whether the deferred tax assets will be realized.

(q) Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss applicable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common equivalent shares are excluded if their effect is antidilutive. Potential common equivalent shares are composed of common stock subject to repurchase rights and incremental shares of common equivalent shares issuable upon the exercise of stock options and warrants, and the conversion of convertible debt.

(r) Other Comprehensive Income (Loss)

Other comprehensive income (loss) is recorded directly to stockholders’ equity and includes unrealized gains and losses which have been excluded from the consolidated statements of operations. These unrealized gains and losses consist of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

(s) Recent Accounting Pronouncements

SFAS 157 – Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial statements.

FIN 48 – Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on the Company’s consolidated financial statements.

SAB 108 – Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements. The transition provisions of SAB 108 permit a registrant to adjust retained earnings in the year of adoption for the cumulative effect of immaterial errors relating to prior years. The Company was required to adopt SAB 108 in its current fiscal year. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

(t) Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation. These include the reclassification of stock-based compensation expense to the associated operating expense line items in the consolidated statement of operations.

(2) Acquisitions

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

In September 2006, the purchase allocation was adjusted to reflect the Company’s revised plan with respect to acquired excess facilities. The final purchase consideration was allocated as follows: net tangible assets—$48.6 million, amortizable intangible assets—$54.8 million, purchased in-process research and development—$1.2 million, goodwill—$79.0 million, and deferred compensation—$0.9 million. The amount allocated to purchased in-process research and development was charged to expense during the third quarter of 2005, because technological feasibility had not been established and no future alternative uses for the technology existed. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. Of the amount allocated to amortizable intangible assets, $12.3 million was allocated to core technology and $10.1 million was allocated to patents, both of which were assigned an estimated useful life of five years. Of the remaining $32.4 million, $3.3 million was allocated to backlog and $29.1 million was allocated to customer relationships, which were assigned estimated useful lives of six months and seven years, respectively.

Net tangible assets acquired consisted of total assets of $71.4 million, of which $70.4 million were current, offset by assumed liabilities of $22.8 million. Assumed liabilities included employee severance and estimated exit costs which were recorded based on Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3). As a result of the Paradyne acquisition, the Company assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $26.1 million as of December 31, 2006. In September 2006, the Company updated its plan to exit the excess portion of these facilities and has recorded an adjustment to the purchase price allocation of $1.0 million to increase the assumed liabilities relating to this lease. A summary of period activity related to severance and exit costs accrued in accordance with EITF 95-3 is as follows (in thousands):

	Severance	Exit Costs	Total
Liability recorded at acquisition date	$5,080	$7,670	$12,750
Net cash payments	(4,670)	(1,904)	(6,574)

Balance at December 31, 2005	410	5,766	6,176
Adjustment	—	1,010	1,010
Net cash payments	(410)	(2,245)	(2,655)

Balance at December 31, 2006	$—	$4,531	$4,531

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

The purchase consideration was allocated to the fair values of the assets acquired as follows: net tangible assets—$23.4 million, amortizable intangible assets—$14.8 million, purchased in-process research and development—$2.4 million, goodwill—$57.2 million, and deferred compensation—$0.2 million. The amount allocated to purchased in-process research and development was charged to expense during the third quarter of 2004, because technological feasibility had not been established and no future alternative uses for the technology existed. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. Of the amount allocated to amortizable intangible assets, $9.2 million was allocated to core technology, which was being amortized over an estimated useful life of five years. The remaining $5.6 million was allocated to customer relationships, which was being amortized over an estimated useful life of four years.

Assumed liabilities related to the Sorrento acquisition totaled $27.0 million, the most significant component of which was long-term debt and debentures totaling $15.8 million. Following the consummation of the acquisition, the Company sold certain excess facilities acquired from Sorrento. The net proceeds were used to repay the associated long-term debt of $4.1 million and convertible debentures of $2.5 million. The assumed liabilities also included employee severance cost of $1.6 million and exit costs of $0.3 million, which were recorded based on EITF 95-3. As of December 31, 2006, there were no EITF 95-3 liabilities related to this acquisition. As of December 31, 2005, there was approximately $20,000 in accrued liabilities related to this acquisition.

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

(d) Pro forma Combined Results of Operations

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

(3) Long-lived Assets, Goodwill and Other Acquisition-Related Intangible Assets

The Company tests goodwill for impairment using a two step approach on an annual basis, or when certain indicators of impairment exist in accordance with SFAS 142, Goodwill and Other Intangible Assets. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit using the market approach. The Company has determined that it operates in a single segment with one operating unit. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In 2006 and 2005, the Company determined that such indicators of impairment existed and the second step was performed, resulting in a goodwill impairment loss of $110.5 million and $55.2 million, respectively. Other adjustments include an adjustment to the purchase price allocation of $1.0 million to increase the assumed liabilities relating to the Largo, Florida lease commitment, as discussed in Note 2, and a $0.2 million goodwill adjustment relating to income taxes.

Changes in the carrying amount of goodwill were as follows (in thousands):

	Year ended December 31,
	2006	2005
Beginning balance	$180,001	$157,232
Goodwill acquired	—	78,019
Impairment of goodwill	(110,470)	(55,250)
Other adjustments	1,206	—

Ending balance	$70,737	$180,001

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

The Company estimates the fair value of its long-lived assets based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, the Company is required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. During the third quarter of 2006, the Company determined that indicators of impairment existed and an impairment analysis was performed, resulting in an impairment loss to amortizable intangibles of $3.2 million. During the fourth quarter of 2005, the Company recorded a non-cash impairment charge of $46.9 million related to acquired intangibles consisting of customer lists and developed technology. The primary circumstance leading to the impairment of these intangibles was a decline in the Company’s projected future cash flows associated with customers and technology attributable to the Company’s prior acquisitions. During the second quarter of 2004, the Company recorded a non-cash impairment charge of $0.2 million relating to the Gluon acquired workforce, because the majority of the former Gluon employees were no longer employed by the Company.

During the second quarter of 2006, the Company sold some of its non-strategic patents for $9.0 million resulting in a gain of $0.3 million.

Changes in the carrying amount of intangible assets were as follows (in thousands):

	Year Ended December 31,
	2006	2005
Beginning net book value	$14,638	$17,847
Acquired intangible assets	—	56,770
Amortization	(2,764)	(12,452)
Impairment of intangible assets	(3,196)	(46,856)
Sale of intangible assets	(8,678)	(671)

Ending net book value	$—	$14,638

Details of the Company’s acquisition-related intangible assets are as follows (in thousands):

	December 31, 2005
	Gross Amount	Accumulated Amortization/ Impairment	Net	Weighted Average Useful Life
Developed technology	$33,420	$(33,420)	$—	0.0
Customer lists/relationships	43,549	(41,822)	1,727	6.5
Core technology	33,662	(32,002)	1,660	5.0
Others	14,807	(3,556)	11,251	4.8

Total	$125,438	$(110,800)	$14,638

(4) Balance Sheet Detail

Balance sheet detail as of December 31, 2006 and 2005 is as follows (in thousands):

	2006	2005
Inventories:
Raw materials	$30,452	$32,374
Work in process	10,392	11,388
Finished goods	4,192	4,608

	$45,036	$48,370

Property and equipment:
Land	$6,321	$6,321
Buildings	14,007	13,920
Machinery and equipment	6,838	5,594
Computers and acquired software	3,438	3,330
Furniture and fixtures	411	427
Leasehold improvements	352	511

	31,367	30,103
Less accumulated depreciation and amortization	7,663	6,006

	$23,704	$24,097

Depreciation and amortization expense associated with property and equipment amounted to $2.6 million, $1.8 million and $1.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

	2006	2005
Accrued and other liabilities (in thousands):
Accrued contract manufacturing costs	$81	$929
Accrued warranty	3,128	5,247
Accrued compensation	3,027	2,988
Accrued severance and exit costs	4,531	6,196
Deferred revenue	619	1,363
Other	8,702	7,887

	$20,088	$24,610

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table summarizes the activity related to the product warranty liability during the years ended December 31, 2006 and 2005 (in thousands):

Balance at December 31, 2004	$5,839
Charged to operations	2,090
Warranty reserve from acquired companies	1,750
Claims/settlements	(4,432)

Balance at December 31, 2005	$5,247
Charged to operations	2,212
Claims/settlements	(4,331)

Balance at December 31, 2006	$3,128

(5) Debt

Long-term debt

Long-term-debt consisted of the following as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Secured real estate loan due April 2011	$19,639	$20,000
Convertible debentures assumed in Sorrento acquisition due August 2007	7,410	8,867
Note payable due 2006	—	900

	27,049	29,767
Less current portion of long-term debt	7,673	1,170

	$19,376	$28,597

Aggregate debt maturities as of December 31, 2006 are $7.7 million in fiscal 2007, $0.3 million in each of fiscal 2008, 2009 and 2010, and $18.4 million in fiscal 2011. In addition, the Company had $14.5 million outstanding under its line of credit agreement at December 31, 2006 and 2005, respectively.

Secured Real Estate Loan

In December 2005, the Company entered into an amendment to an existing loan with a financial institution relating to the financing of its Oakland, California campus (the “Amended Loan”). Under the Amended Loan,

(a) the outstanding principal balance was reduced from approximately $31.1 million to approximately $20.0 million, (b) the maturity date was extended five years to April 1, 2011, (c) the floor rate was reduced from 8.0% per annum to 6.5% per annum, (d) the variable rate margin was reduced from 3.5% per annum to 3.0% per annum, (e) the amortization period was amended to a period of 25 years commencing on January 1, 2006, and (f) the financial institution cancelled the Company’s $6.0 million letter of credit. Interest accrues on the unpaid principal balance at a variable interest rate (which adjusts every six months) equal to the sum of the LIBOR rate plus 3.0% per annum; provided that in no event will the variable interest rate (a) exceed 14.2488% per annum, (b) be less than 6.5% per annum, or (c) be adjusted by more than 1.0% at any adjustment date. The Company is obligated to make monthly payments of principal and interest in an amount which fully amortizes the then unpaid principal balance of the loan and interest accruing thereon at the interest rate in effect in equal monthly installments over the remaining term of the amortization period. The interest rate on this debt was 8.4% as of December 31, 2006. The Company’s obligations under the Amended Loan remain secured by a security interest in the Company’s campus. As of December 31, 2006 and 2005, the debt was collateralized by land and buildings with a net book value of $18.5 million and $18.9 million, respectively.

Convertible Debentures

In July 2004, the Company assumed convertible debentures of $11.7 million in connection with the acquisition of Sorrento, with an interest rate of 7.5%. The outstanding principal amount of the convertible debentures was $7.4 million and $8.9 million as of December 31, 2006 and 2005, respectively, and matures in August 2007. The debentures are callable by the Company at any time, and can be converted into common stock at the option of the holder at a conversion price of $6.02 per share. During 2006, the Company made a voluntary repayment of $1.5 million relating to the convertible debenture debt.

Note Payable

In March 2005, the Company entered into a settlement agreement with a contract manufacturer. As a result of this settlement, the Company issued a $3.8 million non-interest bearing promissory note with a term of 14 months in return for inventory and settlement of liabilities, which included inventory purchase commitments of $4.5 million. As of December 31, 2006, the promissory note had been repaid. As of December 31, 2005, $0.9 million was outstanding under this promissory note, and was classified in the current portion of long-term debt.

Credit Facility

As of December 31, 2005, the Company had a revolving credit facility agreement with a financial institution under the terms of which the lender committed a maximum of $35.0 million on a secured, revolving basis. Under the facility, the Company had the option of either borrowing funds at agreed upon rates of interest or selling specific accounts receivable to the financial institution, on a limited recourse basis, at agreed upon discounts to the face amount of those accounts receivable, so long as the aggregate amount of outstanding borrowings and financed accounts receivable did not exceed $35 million. The interest rate was 7.25% as of December 31, 2005. Under this facility, $14.5 million was outstanding at December 31, 2005 and an additional $5.4 million was committed as security for various letters of credit.

On February 24, 2006, the Company entered into an amendment to its existing revolving credit facility providing for a one year extension of the term of the existing facility and a voluntary decrease in the size of the facility from $35 million to $25 million (the “2006 Amendment”). Under the 2006 Amendment, the Company has the option of either borrowing funds at agreed upon rates of interest or selling specific accounts receivable to the financial institution, on a limited recourse basis, at agreed upon discounts to the face amount of those accounts receivable, so long as the aggregate amount of outstanding borrowings and purchased accounts receivable does not exceed $25 million. The amounts borrowed will bear interest, payable monthly, at a floating rate that, at the Company’s option, is either (1) the financial institution’s prime rate, or (2) the sum of the LIBOR rate plus 2.9%; provided that in either case, the minimum interest rate is 4.0%. The 2006 Amendment contains certain financial covenants and customary affirmative covenants and negative covenants. As of December 31, 2006, the Company was in compliance with these covenants. The interest rate was 8.25% at December 31, 2006. Under this 2006 Amendment, $14.5 million was outstanding at December 31, 2006 and an additional $10.2 million was committed as security for various letters of credit. This agreement was scheduled to expire in February 2007.

During the first quarter of 2007, the Company entered into an amendment to its existing $25 million revolving credit facility and accounts receivable purchase facility with Silicon Valley Bank (the “SVB Facilities”) providing for a one year extension of the term of the SVB Facilities. Under the SVB Facilities, as amended, the Company has the option of either borrowing funds at agreed upon rates of interest or selling specific accounts receivable to Silicon Valley Bank, on a limited recourse basis, at agreed upon discounts to the face amount of those accounts receivable, so long as the aggregate amount of outstanding borrowings and the aggregate amount of the Company’s repurchase obligations with respect to purchased accounts receivable do not exceed $25 million. The amounts borrowed under the revolving credit facility will bear interest, payable monthly, at a floating rate that, at the Company’s option, is either (1) Silicon Valley Bank’s prime rate, or (2) the sum of the LIBOR rate plus 2.9%; provided that in either case, the minimum interest rate is 4.0%. The Company’s obligations under the SVB Facilities remain secured by substantially all of the Company’s assets and those of its subsidiaries, including its intellectual property. The SVB Facilities contain certain financial covenants, and customary affirmative covenants and negative covenants.

(6) Stockholders’ Equity

(a) Overview

As of December 31, 2006 and 2005, the Company’s equity capitalization consisted of 900 million authorized shares of common stock, of which 149.3 million and 147.8 million, respectively, were outstanding.

(b) Warrants

At December 31, 2006, the Company had a total of 2.70 million warrants to purchase common stock outstanding at a weighted average exercise price of $4.68 per share. Of these, 2.68 million fully vested warrants were assumed through the Company’s acquisition of Sorrento in July 2004 at a weighted average exercise price of $4.42 per share. These warrants were valued using the Black-Scholes option pricing model and the resulting fair value of $7.1 million was included in the purchase price for the acquisition. No warrants were exercised in 2006. The Company’s warrants will expire in the years 2007 through 2014.

In September 2005, through the acquisition of Paradyne, the Company assumed a fully vested warrant to purchase 1.1 million shares of the Company’s common stock at an exercise price of $5.42 per share. This warrant was valued using the Black-Scholes option pricing model. The resulting fair value was minimal as the warrant’s exercise price was higher than market price and the warrant’s term was only four months. This warrant expired unexercised on December 31, 2005.

(c) Stock-Based Compensation

As of December 31, 2006, the Company had two types of share-based compensation plans related to stock options and employee stock purchases. The compensation cost that has been charged as an expense in the statement of operations for those plans was $5.5 million, $3.3 million and $1.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table summarizes stock-based compensation expense for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year ended December 31
	2006	2005	2004
Amortization of deferred stock-based compensation (intrinsic value)	$—	$653	$1,734
Stock-based compensation under SFAS 123R	5,180	—	—
Compensation expense relating to non-employees	10	2,638	7
Benefit due to reversal of previously recorded stock compensation	—	(19)	(135)
Compensation expense relating to Employee Stock Purchase Plan	315	—	—

Stock-based compensation expense	$5,505	$3,272	$1,606

As a result of adopting SFAS 123R on January 1, 2006, the Company’s loss before income taxes and net loss for the year ended December 31, 2006 is $4.8 million higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the year ended December 31, 2006, would have been $0.93 if the Company had not adopted SFAS 123R, compared to reported basic and diluted loss per share of $0.96. Application of SFAS 123R had no impact on the Company’s cash position or resulting statement of cash flows. In accordance with SFAS 123R, the Company ceased amortizing deferred stock compensation and reclassified the remaining balance of deferred stock-based compensation on its balance sheet to additional paid-in capital.

Stock Options

The share-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company has two active plans, the Amended and Restated Special 2001 Stock Incentive Plan and the Amended and Restated 2001 Stock Incentive Plan. Stock options are primarily issued from the Amended and Restated 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant, except that any options granted to a 10% stockholder must have an exercise price equal to at least 110% of the fair market value of the Company’s common stock on the date of grant. The Board of Directors determines the term of each option, the option exercise price and the vesting terms. Stock options are generally granted at an exercise price equal to the fair market value on the date of grant, expiring seven to ten years from the date of grant and vesting over a period of four years. On January 1 of each year, if the number of shares available for grant under the Amended and Restated 2001 Stock Incentive Plan is less than 5% of the total number of shares of common stock outstanding as of that date, the shares available for grant under the plan are automatically increased by the amount necessary to make the total number of shares available for grant equal to 5% of the total number of shares of common stock outstanding, or by a lesser amount as determined by the Board of Directors. As of December 31, 2006, 4.2 million shares were available for grant under these plans.

Through the acquisition of Paradyne in September 2005 and Sorrento in July 2004, the Company assumed several stock option plans, including the Amended and Restated 1996 Equity Incentive Plan, the 1999 Non-Employee Directors’ Stock Option Plan, the 2000 Broad-Based Stock Plan, the Amended and Restated Osicom Technologies, Inc. 1997 Incentive and Non-Qualified Stock Option Plan, Sorrento Networks Corporation 2000 Stock Incentive Plan and the 2003 Equity Incentive Plan. In February 2006, the Company amended and froze these plans as well as the Zhone Technologies, Inc. 1999 Stock Option Plan and the 2002 Stock Incentive Plan to provide that no further awards be made under these plans. With this amendment approximately 10.7 million shares were no longer available for grant. During the year ended December 31, 2006, there were 2.5 million cancelled shares relating to plans which were frozen and therefore unavailable for grant.

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

The assumptions used to value option grants for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Year ended December 31
	2006	2005	2004
Expected term	4.9 years	4.0 years	4.0 years
Expected volatility	73%	73%	87%
Risk free interest rate	4.7%	4.1%	3.1%

The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $1.10, $1.65 and $2.03 per share, respectively. The fair value of options vested during the years ended December 31, 2006, 2005 and 2004 was $2.06, $3.59 and $9.46, respectively. The intrinsic value of options exercised for the years ended December 31, 2006, 2005 and 2004 was $0.8 million, $1.1 million and $1.9 million, respectively. For the years ended December 31, 2006, 2005 and 2004, the Company received $1.4 million, $2.3 million and $1.0 million in proceeds from stock option exercises, respectively.

The following table sets forth the summary of option activity under the stock option program for the year ended December 31, 2006 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2005	24,708	$5.07	6.21	$3,996
Granted	4,508	$1.78
Canceled/Forfeited	(3,162)	$5.47
Exercised	(913)	$1.53

Outstanding as of December 31, 2006	25,141	$4.56	5.76	$134

Vested and expected to vest at December 31, 2006	24,327	$4.64	5.69	$133

Vested and exercisable at December 31, 2006	17,200	$5.62	4.84	$157

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price as of December 31, 2006 of $1.31, which would have been received by the option holders had the option holders exercised their options as of that date.

As of December 31, 2006, there was $6.0 million of unrecognized compensation costs, adjusted for estimated forfeitures related to unvested stock-based payments granted which are expected to be recognized over a weighted average period of 2.8 years.

Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (“ESPP”) allows eligible employee participants to purchase shares of the Company’s common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of each offering period. Participation is limited to 10% of an employee’s eligible compensation, not to exceed amounts allowed by the Internal Revenue Code. During the second quarter of 2006, the number of available shares under the ESPP was increased by 2.0 million. At September 1, 2005, the Company changed from a six month offering period to a three month offering period under the ESPP. The following table summarizes shares purchased, weighted average purchase price, cash received and the aggregate intrinsic value for ESPP purchases during the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share data):

	Year ended December 31
	2006	2005	2004
Shares purchased	581	372	120
Weighted average purchase price	$1.49	$2.18	$2.89
Cash received	$867	$812	$346
Aggregate intrinsic value	$278	$174	$88

The assumptions used to value stock purchases under the Company’s ESPP for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Year ended December 31
	2006	2005	2004
Expected term	3 months	7.6 months	12 months
Volatility	57%	77%	92%
Risk free interest rate	4.7%	1.9%	1.0%
Weighted average fair value per share	$0.54	$1.16	$2.79

(7) Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year ended December 31
	2006	2005	2004
Numerator:
Net loss	$(142,666)	$(126,891)	$(35,646)

Denominator:
Weighted average common stock outstanding	148,727	112,077	85,909
Adjustment for common stock issued subject to repurchase	—	(73)	(164)

Denominator for basic and diluted calculation	148,727	112,004	85,745

Basic and diluted net loss per share	$(0.96)	$(1.13)	$(0.42)

The following table sets forth potential common stock that is not included in the diluted net loss per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands):

	2006	Weighted Average Exercise price
Warrants	2,716	$4.68
Convertible debentures	1,231	6.02
Outstanding stock options	25,141	4.56

	29,088

	2005	Weighted Average Exercise price
Weighted average common stock issued subject to repurchase	73	$3.06
Warrants	2,716	4.69
Convertible debentures	1,473	6.02
Outstanding stock options	24,708	5.07

	28,970

	2004	Weighted Average Exercise price
Weighted average common stock issued subject to repurchase	164	$2.16
Warrants	3,030	9.20
Convertible debentures	1,537	6.02
Outstanding stock options	9,263	4.55

	13,994

As of December 31, 2006 and 2005, there were zero and 13,979 shares, respectively, of issued common stock subject to repurchase.

(8) Income Taxes

The following is a summary of the components of income tax expense applicable to net loss before income taxes (in thousands):

	Year ended December 31
	2006	2005	2004
Current:
Federal	$—	$—	$—
State	117	95	131
Foreign	147	120	74

	$264	$215	$205

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	$264	$215	$205

A reconciliation of the expected tax expense (benefit) to the actual tax expense (benefit) is as follows (in thousands):

	Year ended December 31
	2006	2005	2004
Expected tax benefit at statutory rate (35%)	$(49,841)	$(44,337)	$(12,404)
State taxes, net of Federal effect	76	62	86
Increase in tax resulting from:
Goodwill amortization and impairment	38,665	19,338	—
Foreign losses	5,686	3,178	2,179
Valuation allowance	3,834	20,292	8,707
Stock-based compensation	1,615	1,037	331
Acquired in-process research and development	—	417	856
Other	229	228	450

	$264	$215	$205

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Deferred assets:
Net operating loss, capital loss, and tax credit carryforwards	$451,782	$419,670
Fixed assets and intangible assets	57,772	39,482
Purchased intangibles	22,936	40,802
Inventory and other reserves	19,630	25,918
Other	832	4,162

Gross deferred tax assets	552,952	530,034
Less valuation allowance	(552,952)	(530,034)

Total deferred tax assets	$—	$—

The Company has established a valuation allowance to reduce the deferred tax assets to a level that the Company believes is more likely than not to be realized through future taxable income. Approximately $362.2 million of the valuation allowance for deferred tax assets relates to various acquisitions, the benefit from which will be allocated to goodwill and other current identifiable intangible assets related to the acquisition rather than current tax expense if subsequently realized.

For the years ended December 31, 2006 and 2005, the net changes in the valuation allowance were increases of $22.9 million and $72.4 million, respectively. The Company recorded a full valuation allowance against the net deferred tax assets at December 31, 2006 and 2005 since it is more likely than not that the net deferred tax assets will not be realized due to the lack of previously paid taxes and anticipated taxable income.

As of December 31, 2006, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $1,151.6 million and $410.8 million, respectively, which are available to offset future taxable income, if any, in years through 2026 and 2016, respectively. Approximately $2.9 million and $1.8 million net operating loss carryforwards for federal and California income tax purposes, respectively, are attributable to employee stock option deductions, the benefit from which will be allocated to paid-in-capital rather than current income when subsequently recognized. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the

Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change will be significantly reduced. The Company’s deferred tax asset and related valuation allowance would be reduced as a result. The Company has not yet performed a Section 382 study to determine the amount of reduction, if any.

As of December 31, 2006, the Company had capital loss carryforwards for federal and state income tax purposes of approximately $1.5 million which are available to offset future capital gain income, if any. These capital loss carryforwards expire in various years from 2007 through 2011.

As of December 31, 2006, the Company also had research credit carryforwards for federal and state income tax purposes of approximately $20.1 million and $8.0 million, respectively, which are available to reduce future income taxes, if any, in years through 2026 and over an indefinite period, respectively. Additionally, the Company had alternative minimum tax credit carryforwards for federal income tax purposes of approximately $0.1 million which are available to reduce future income taxes, if any, over an indefinite period. The Company also had enterprise zone credit carryforwards for state income tax purposes of approximately $0.2 million which are available to reduce future state income taxes, if any, over an indefinite period.

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

In the ordinary course of business, the Company’s executive officers and non-employee directors are reimbursed for travel related expenses when incurred for business purposes. The Company reimburses its Chairman, President and Chief Executive Officer, Morteza Ejabat, for the direct operating expenses incurred in the use of his private aircraft when used for business purposes. The amount reimbursed for these expenses was $707,000, $753,000 and $524,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

In July 2002, the Company loaned $350,000 to Morteza Ejabat in connection with his purchase of 3,500,000 shares of common stock and $200,000 to Jeanette Symons in connection with her purchase of 2,000,000 shares of common stock. These loans were made pursuant to promissory notes which accrue interest at a rate of 5.5% per annum compounded annually and became due on July 11, 2006. During the third quarter of 2006, the outstanding principal amounts of the promissory notes and accrued interest were paid according to the original terms of the notes.

(10) Commitments and Contingencies

Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options.

Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and services fees, are as follows (in thousands):

Operating leases
Year ending December 31:
2007	5,300
2008	4,652
2009	4,575
2010	4,478
2011	4,478
2012 and beyond	4,479

Total minimum lease payments	$27,962

The total minimum lease payments shown above include projected payments and obligations for leases that the Company is no longer utilizing, some of which relate to excess facilities obtained through acquisitions. At December 31, 2006, the Company had estimated commitments of $26.1 million related to facilities assumed as a result of the Paradyne acquisition, of which $4.5 million was accrued for excess facilities in accrued liabilities as of December 31, 2006. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Rent expense under operating leases, excluding rent relating to excess facilities previously accrued, totaled $4.0 million, $1.9 million and $3.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Sublease rental income totaled $1.0 million, $0.1 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Other Commitments

The Company depends on sole source and limited source suppliers for several key components and on contract manufacturers to manufacture certain product lines. If the Company was unable to obtain these components on a timely basis, or if its contract manufacturers were unable to meet the Company’s delivery requirements, the Company’s operating results could be materially adversely effected.

The Company has agreements with various contract manufacturers which include inventory repurchase commitments for excess material based on the Company’s sales forecasts. The Company has recorded a liability for estimated charges of $0.08 million and $0.8 million related to these arrangements as of December 31, 2006 and 2005, respectively.

The Company is currently under audit examination by several state taxing authorities for non income based taxes. The Company has reserved an estimated amount which the Company believes is sufficient to cover potential claims. However, there are certain examinations including those related to acquired entities, for which an amount cannot be reasonably estimated. In these instances, the examinations are still in the information gathering stage and no formal assessment has been made.

In connection with the acquisition of Sorrento in July 2004, the Company recorded assumed liabilities for possible contingencies related to the resolution of an employee defined benefit pension plan dispute. In 2000, Sorrento sold one of its subsidiaries to a third party. In connection with this transaction, the third party assumed all responsibility for a defined benefit plan for the employees of the Sorrento subsidiary that was sold to them. Although the third party is the sponsor of the benefit plan, it disclaims responsibility for the minimum funding contributions to the benefit plan and insists that the Company is responsible for any liability related thereto. The Company has reserved an estimated amount which the Company believes is sufficient to cover potential claims regarding the resolution of the benefit plan dispute. The Company also acquired restricted cash of $0.5 million related to the settlement of these claims.

Performance Bonds

In the normal course of operations, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the

Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $0.8 million as of December 31, 2006.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

(11) Litigation

Paradyne Matters

As a result of the acquisition of Paradyne, the Company became involved in various legal proceedings, claims and litigation, including those identified below, relating to the operations of Paradyne prior to the acquisition of Paradyne.

A purported stockholder class action complaint was filed in December 2001 in the United States District Court in the Southern District of New York against Paradyne, Paradyne’s then-current directors and executive officers, and each of the underwriters (the “Underwriter Defendants”) who participated in Paradyne’s initial public offering and follow-on offering (collectively, the “Paradyne Offerings”). The complaint alleges that, in connection with the Paradyne Offerings, the Underwriter Defendants charged excessive commissions, inflated transaction fees not disclosed in the applicable registration statements and allocated shares of the Paradyne Offerings to favored customers in exchange for purported promises by such customers to purchase additional shares in the aftermarket, thereby allegedly inflating the market price for the Paradyne Offerings. The complaint seeks damages in an unspecified amount for the purported class for the losses suffered during the class period. This action has been consolidated with hundreds of other securities class actions commenced against more than 300 companies (collectively, the “Issuer Defendants”) and approximately 40 investment banks in which the plaintiffs make substantially similar allegations as those made against Paradyne with respect to the initial public offerings and/or follow-on offerings at issue in those other cases. All of these actions have been consolidated before Judge Shira Scheindlin under the caption In re: Initial Public Offering Securities Litigation (the “IPO Actions”).

In 2003, the Issuer Defendants participated in a global settlement among the plaintiffs and the insurance companies that provided directors’ and officers’ insurance coverage to the Issuer Defendants (the “Issuer Settlement”). The Issuer Settlement agreements provide for the Issuer Defendants (including Paradyne) to be fully released and dismissed from the IPO Actions. Under the terms of the Issuer Settlement agreements, Paradyne is not required to make any cash payment to the plaintiffs. Although Judge Scheindlin preliminarily approved the Issuer Settlement, the preliminary approval is subject to a future final settlement order, after notice of settlement has been provided to class members and they have been afforded the opportunity to oppose or opt out of the settlement. There can be no assurance that these conditions for final approval of the Issuer Settlement will be satisfied.

In addition, on December 5, 2006, the United States Court of Appeals for the Second Circuit reversed an October 13, 2004 order of the District Court in which Judge Scheindlin had granted class certification for six “test cases” in the IPO Actions. It is unclear what, if any, impact the Second Circuit’s reversal on the test case class certification issues will have on the District Court’s consideration of final approval of the Issuer Settlement. It is unlikely that Judge Scheindlin will consider final approval of the Issuer Settlement until after the Second Circuit rules on a re-argument petition.

Other Matters

The Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods.

(12) Employee Benefit Plan

The Company maintains a 401(k) plan for its employees whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company may make discretionary contributions. The Company made no discretionary contributions to the plan during the three years ended December 31, 2006.

Through the acquisition of Paradyne in September 2005, the Company assumed the Paradyne Corporation Retirement Savings Plan 401K Plan. In December 2005, the plan was amended thereby freezing all future contributions and eliminating any Company contributions. In March 2006, the plan’s assets were merged into the Zhone Technologies, Inc. 401(k) Plan.

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

(13) Enterprise Wide Information

The Company designs, develops and markets communications products for network service providers. The Company derives substantially all of its revenues from the sales of the Zhone product family. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company has determined that it has operated within one discrete reportable business segment since inception. The following summarizes required disclosures about geographic concentrations and revenue by product family (in thousands).

	Year ended December 31
	2006	2005	2004
Revenue by Geography:
United States	$105,098	$86,919	$64,698
Canada	10,611	12,547	10,767

Total North America	115,709	99,466	75,465

Latin America	25,154	8,661	2,758
Europe, Middle East, Africa	45,441	37,528	14,165
Asia Pacific	8,040	6,173	4,780

Total International	78,635	52,362	21,703

	$194,344	$151,828	$97,168

	Year ended December 31
	2006	2005	2004
Revenue by Product Family:
SLMS	$118,209	$66,854	$29,351
Legacy and Service	57,124	63,435	58,917
Optical Transport	19,011	21,539	8,900

	$194,344	$151,828	$97,168

(14) Quarterly Information (unaudited)

	Year ended December 31, 2006
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Net revenue	$52,686	$54,214	$43,138	$44,306
Gross profit	19,861	11,688	15,109	15,937
Amortization and impairment	1,898	559	113,973	—
Operating loss (a)	(3,750)	(12,999)	(121,144)	(4,302)
Other income (expense), net	(47)	(46)	134	(248)

Net loss	$(3,904)	$(13,100)	$(121,032)	$(4,630)

Basic and diluted net loss per share	$(0.03)	$(0.09)	$(0.81)	$(0.03)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	148,139	148,721	148,905	149,142

	Year ended December 31, 2005
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Net revenue	$27,563	$30,445	$40,615	$53,205
Gross profit	11,969	12,799	16,769	21,333
Amortization and impairment	2,257	2,257	3,214	106,830
Operating loss (b)	(4,487)	(2,692)	(10,556)	(106,495)
Other expense, net	(606)	(648)	(618)	(574)

Net loss	$(5,131)	$(3,355)	$(11,254)	$(107,151)

Basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.10)	$(0.73)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	94,100	94,385	112,099	147,424

(a)	Operating loss included a $7.2 million write off of inventory related to legacy products during the second quarter ended June 30, 2006 and an impairment charge of $113.7 million related to goodwill and intangibles during the third quarter ended September 30, 2006.
(b)	Operating loss for the third quarter ended September 30, 2005 included an in-process research and development charge of $1.2 million in connection with the acquisition of Paradyne. Operating loss for the fourth quarter ended December 31, 2005 included an impairment charge of $102.1 million related to goodwill and intangibles.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted in this Part II, Item 9A, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to Zhone and its consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, the end of our fiscal year. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control-Integrated Framework.” Based on our assessment of internal control over financial reporting, management has concluded that, as of December 31, 2006, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, KPMG LLP, audited management’s assessment and independently assessed the effectiveness of the Company’s internal control over financial reporting. KPMG LLP has issued an attestation report concurring with management’s assessment.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Zhone Technologies, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Zhone Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Zhone Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Zhone Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Zhone Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zhone Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 6, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California

March 6, 2007

ITEM 9B.    OTHER INFORMATION

During the first quarter of 2007, we entered into an amendment to our existing $25 million revolving credit facility and accounts receivable purchase facility with Silicon Valley Bank (the “SVB Facilities”) providing for a one year extension of the term of the SVB Facilities. Under the SVB Facilities, as amended, we have the option of either borrowing funds at agreed upon rates of interest or selling specific accounts receivable to Silicon Valley Bank, on a limited recourse basis, at agreed upon discounts to the face amount of those accounts receivable, so long as the aggregate amount of outstanding borrowings and the aggregate amount of our repurchase obligations with respect to purchased accounts receivable do not exceed $25 million. The amounts borrowed under the revolving credit facility will bear interest, payable monthly, at a floating rate that, at our option, is either (1) Silicon Valley Bank’s prime rate, or (2) the sum of the LIBOR rate plus 2.9%; provided that in either case, the minimum interest rate is 4.0%. After deductions for certain administrative costs payable to Silicon Valley Bank, the purchase price for accounts receivable financed under the SVB Facilities will be the face amounts discounted based on the expected number of days to collection at a discount rate equal to 1.0% above Silicon Valley Bank’s prime rate. Our obligations under the SVB Facilities remain secured by substantially all of our assets and those of our subsidiaries, including our intellectual property. The SVB Facilities contain certain financial covenants, and customary affirmative covenants and negative covenants. If we do not comply with the various covenants and other requirements under the SVB Facilities, Silicon Valley Bank is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the SVB Facilities. The foregoing description of the SVB Facilities does not purport to be complete and is qualified in its entirety by reference to the Amendment to Loan Documents with an effective date as of February 21, 2007 and the Amendment to Receivables Purchase Agreement with an effective date as of February 21, 2007, which are filed as Exhibits 10.22 and 10.23 to this report and incorporated herein by reference.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Corporate Governance Principles and Board Matters,” “Ownership of Securities” and “Proposal 1: Election of Directors” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Executive Compensation” and “Compensation Committee Report” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans is included under the captions “Ownership of Securities” and “Executive Compensation” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR    INDEPENDENCE

The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The Index to Consolidated Financial Statements on page 42 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Exhibits

The Exhibit Index on page 80 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: March 8, 2007	By:	/s/ MORTEZA EJABAT
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

Signature	Title	Date

/s/ MORTEZA EJABAT Morteza Ejabat	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)	March 8, 2007

/s/ KIRK MISAKA Kirk Misaka	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 8, 2007

/s/ MICHAEL CONNORS Michael Connors	Director	March 8, 2007

/S/ JAMES COULTER James Coulter	Director	March 8, 2007

/S/ ROBERT DAHL Robert Dahl	Director	March 8, 2007

/S/ JAMES H. GREENE, JR. James H. Greene, Jr.	Director	March 8, 2007

/S/ C. RICHARD KRAMLICH C. Richard Kramlich	Director	March 8, 2007

/S/ STEVEN LEVY Steven Levy	Director	March 8, 2007

/S/ JAMES TIMMINS James Timmins	Director	March 8, 2007

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation dated February 16, 2005	10-K	000-32743	3.1	March 16, 2005

3.2	Amended and Restated Bylaws	10-K	000-32743	3.2	March 16, 2005

4.1	Form of Second Restated Rights Agreement dated November 13, 2003	10-Q	000-32743	4.1	May 14, 2004

4.2	Form of Sorrento Networks Corporation 7.5% Senior Convertible Debenture Due August 2, 2007	Definitive proxy statement	000-15810	Exhibit E of Appendix A	April 16, 2003

10.1	Zhone Technologies, Inc. 1999 Stock Option Plan	10	000-50263	10.2	April 30, 2003

10.2	Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	10-K	000-32743	10.2	March 16, 2005

10.3	Form of Stock Option Agreement for the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.1	September 1, 2006

10.4	Zhone Technologies, Inc. Amended and Restated Special 2001 Stock Incentive Plan	10-Q	000-32743	10.28	August 15, 2002

10.5	Zhone Technologies, Inc. 2002 Employee Stock Purchase Plan	8-K	000-32743	10.1	May 17, 2006

10.6	Incentive Awards Program Summary	8-K	000-32743	10.2	March 15, 2006

10.7	Form of Indemnity Agreement between Zhone Technologies, Inc. and its directors and officers	10-Q	000-32743	10.20	May 14, 2004

10.8	Employment Agreement dated October 20, 1999 between Zhone Technologies, Inc. and Morteza Ejabat	10	000-50263	10.4	April 30, 2003

10.9	Letter Agreement dated November 13, 2003 between Zhone Technologies, Inc. and KKR–ZT, L.L.C.	Schedule 13D	005-61973	4	November 24, 2003

10.10	Letter Agreement dated May 24, 2006 between Zhone Technologies, Inc. and KKR–ZT, L.L.C.					X

10.11	Letter Agreement dated November 13, 2003 between Zhone Technologies, Inc. and New Enterprise Associates VIII, Limited Partnership	Schedule 13D	005-61973	5	November 24, 2003

10.12	Letter Agreement dated November 13, 2003 between Zhone Technologies, Inc. and TPG Zhone, L.L.C.	Schedule 13D	005-61973	2	November 25, 2003

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.13	Loan and Security Agreement dated March 30, 2001 between Zhone Technologies, Inc. and Fremont Investment and Loan	10	000-50263	10.21	April 30, 2003

10.14	Pledge and Assignment of Cash Collateral Account dated March 30, 2001 between Zhone Technologies, Inc. and Fremont Investment and Loan	10	000-50263	10.22	April 30, 2003

10.15	Secured Promissory Note dated March 30, 2001 between Zhone Technologies, Inc. and Fremont Investment and Loan	10	000-50263	10.23	April 30, 2003

10.16	Second Amendment to Deed of Trust and Other Loan Documents dated December 27, 2005 between Zhone Technologies, Inc., Zhone Technologies Campus, LLC, and Fremont Investment & Loan	8-K	000-32743	10.1	December 27, 2005

10.17	Amended and Restated Loan and Security Agreement dated February 24, 2004 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank	10-Q	000-32743	10.21	May 14, 2004

10.18	Non-Recourse Receivables Purchase Agreement dated March 15, 2005 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank	10-K	000-32743	10.18	March 16, 2005

10.19	Amendment to Loan Documents dated March 15, 2005 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank	10-K	000-32743	10.17	March 16, 2005

10.20	Amendment to Loan Documents dated February 24, 2006 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank	10-K	000-32743	10.22	March 10, 2006

10.21	Amendment to Receivables Purchase Agreement dated February 24, 2006 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank	10-K	000-32743	10.23	March 10, 2006

10.22	Amendment to Loan Documents dated with an effective date of February 21, 2007 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank					X

10.23	Amendment to Receivables Purchase Agreement with an effective date of February 21, 2007 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank					X

10.24	Purchase and Sale Agreement with Repurchase Options dated January 20, 2000 between Zhone Technologies, Inc. and the Redevelopment Agency of the City of Oakland	10	000-50263	10.28	April 30, 2003

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)					X

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer					X