Form 10-Q
period 2007-03-31
ZHONE TECHNOLOGIES INC
filed 2007-05-08
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 1, 2007, there were approximately 149,463,430 shares of the registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$45,075	$46,973
Short-term investments	15,238	17,337
Accounts receivable, net of allowances for sales returns and doubtful accounts of $7,099 in 2007 and $6,939 in 2006	34,463	31,828
Inventories	43,940	45,036
Prepaid expenses and other current assets	3,506	3,852

Total current assets	142,222	145,026
Property and equipment, net	23,385	23,704
Goodwill	70,737	70,737
Restricted cash	641	636
Other assets	80	79

Total assets	$237,065	$240,182

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,841	$18,893
Line of credit	14,500	14,500
Current portion of long-term debt	7,669	7,673
Accrued and other liabilities	19,619	20,088

Total current liabilities	61,629	61,154
Long-term debt, less current portion	19,361	19,376
Other long-term liabilities	2,047	2,048

Total liabilities	83,037	82,578

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 900,000 shares; issued and outstanding 149,461 and 149,277 shares as of March 31, 2007 and December 31, 2006, respectively	150	149
Additional paid-in capital	1,059,478	1,058,317
Other comprehensive income	146	98
Accumulated deficit	(905,746)	(900,960)

Total stockholders’ equity	154,028	157,604

Total liabilities and stockholders’ equity	$237,065	$240,182

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Net revenue	$43,146	$52,686
Cost of revenue	27,607	32,825

Gross profit	15,539	19,861

Operating expenses:
Research and product development	8,656	8,612
Sales and marketing	8,627	9,590
General and administrative	2,825	3,511
Amortization of intangible assets	—	1,898

Total operating expenses	20,108	23,611

Operating loss	(4,569)	(3,750)
Interest expense	(701)	(561)
Interest income	534	562
Other expense, net	(12)	(48)

Loss before income taxes	(4,748)	(3,797)
Income tax provision	38	107

Net loss	$(4,786)	$(3,904)

Basic and diluted net loss per share	$(0.03)	$(0.03)
Weighted average shares outstanding used to compute basic and diluted net loss per share	149,338	148,139

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,786)	$(3,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	656	2,485
Stock-based compensation	982	1,471
Accretion of investments	(92)	—
Provision for sales returns and doubtful accounts	986	1,081
Loss on sale of assets	—	59
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,621)	(3,141)
Inventories	1,096	(7,509)
Prepaid expenses and other current assets	346	(622)
Other assets	(1)	31
Accounts payable	948	8,585
Accrued and other liabilities	(475)	(366)

Net cash used in operating activities	(3,961)	(1,830)

Cash flows from investing activities:
Purchases of property and equipment	(337)	(513)
Proceeds from sale of marketable securities and other assets	—	1,716
Purchases of short-term investments	(7,015)	(13,814)
Proceeds from sale and maturities of short-term investments	9,205	13,335

Net cash provided by investing activities	1,853	724

Cash flows from financing activities:
Proceeds from issuance of common stock	180	1,517
Repayment of debt	(19)	(620)

Net cash provided by financing activities	161	897

Effect of exchange rate changes on cash	49	43

Net decrease in cash and cash equivalents	(1,898)	(166)
Cash and cash equivalents at beginning of period	46,973	52,166

Cash and cash equivalents at end of period	$45,075	$52,000

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

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

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006.

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

(d)	Concentration of Risk

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended March 31, 2007 and 2006, no customer represented 10% or more of net revenue. As of March 31, 2007, one customer accounted for 14% of accounts receivable, and as of December 31, 2006, no customer accounted for 10% or more of accounts receivable. As of March 31, 2007 and December 31, 2006, receivables from customers in territories outside of the United States of America represented 55% and 48%, respectively, of accounts receivable.

(e)	Presentation of Transactional-based Taxes

The Company adopted the provisions of Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), on January 1, 2007. EITF 06-3 is effective for the first interim or annual reporting period beginning after December 15, 2006. The Company currently accounts for taxes on a net basis; therefore the adoption of EITF 06-3 did not have any material impact on the consolidated financial statements.

(f)	Recent Accounting Pronouncements

SFAS 157 – Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.

Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact, if any, that the adoption of SFAS 157 will have on the consolidated financial statements.

(g)	Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation. Commencing with the first quarter of 2007, the Company is reporting the historical optical transport business with the legacy, services and other product category.

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

Net tangible assets acquired consisted of total assets of $71.4 million, of which $70.4 million were current assets, offset by adjusted assumed liabilities of $22.8 million. Assumed liabilities included employee severance and estimated exit costs which were recorded based on Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3). As a result of the Paradyne acquisition, the Company assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $25.0 million as of March 31, 2007, of which $4.1 million was accrued for excess facilities. In September 2006, the Company updated its plan to exit the excess portion of these facilities and recorded an adjustment to the purchase price allocation of $1.0 million to increase the assumed liabilities relating to this lease, which is net of estimated sublease income. A summary of current period activity related to severance and exit costs accrued in accordance with EITF 95-3 is as follows (in thousands):

	Severance	Exit Costs	Total
Balance at December 31, 2006	$—	$4,531	$4,531
Net cash payments	—	(445)	(445)

Balance at March 31, 2007	$—	$4,086	$4,086

(3)	Long-Lived Assets, Goodwill and Other Acquisition-Related Intangible Assets

The Company tests goodwill for impairment using a two step approach during the month of November on an annual basis, or when certain indicators of impairment exist in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit using the market approach. The Company has determined that it operates in a single segment with one operating unit. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In 2006 and 2005, the Company determined that such indicators of impairment existed and the second step was performed, resulting in a goodwill impairment loss of $110.5 million and $55.2 million, respectively. At March 31, 2007 and December 31, 2006, the Company had goodwill with a carrying value of $70.7 million.

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company estimates the fair value of its long-lived assets based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, the Company is required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates.

During the third quarter of 2006, the Company determined that indicators of impairment existed and an impairment analysis was performed, resulting in an impairment loss to amortizable intangibles of $3.2 million. During the fourth quarter of 2005, the Company recorded a non-cash impairment charge of $46.9 million related to acquired intangibles consisting of customer lists and developed technology. The primary circumstance leading to the impairment of these intangibles was a decline in the Company’s projected future cash flows associated with customers and technology attributable to the Company’s prior acquisitions. As a result of the impairment charges, the Company’s amortizable intangibles at March 31, 2007 and December 31, 2006 were zero.

(4)	Inventories

Inventories as of March 31, 2007 and December 31, 2006 were as follows (in thousands):

	March 31, 2007	December 31, 2006
Inventories:
Raw materials	$29,917	$30,452
Work in process	9,228	10,392
Finished goods	4,795	4,192

	$43,940	$45,036

Sale of Legacy Inventory and Other Assets

During 2006, the Company entered into an agreement to sell inventory and certain assets related to its iMarc legacy product line to a third party. The sale of the iMarc product line was not treated as a discontinued operation since it did not represent a component of the Company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon the performance of certain obligations and delivery of the assets in the first quarter of 2007, the Company recognized a gain of $1.8 million that was recorded in cost of revenue.

(5)	Stock-Based Compensation

The Company accounts for stock based compensation expense in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). The Company has estimated the fair value of stock-based payment awards on the date of grant using the Black Scholes pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rate and expected dividends. The estimated expected term of options granted was determined based on historical option exercise trends. Estimated volatility was based on historical volatility as well as peer group data and the risk free interest rate was based on U.S. Treasury yield in effect at the time of grant for the expected life of the options.

In conjunction with the provisions of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation expense from the accelerated multiple option approach to the straight line single option method in the first quarter of 2006. Compensation expense for all employee share-based payment awards granted on or prior to December 31, 2005 continues to be recognized using the accelerated multiple option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight line single option method.

The Company has two types of share-based compensation plans, a stock option plan and an employee stock purchase plan. The compensation cost that has been charged against income for those plans was $1.0 million and $1.5 million for the three months ended March 31, 2007 and 2006, respectively.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Stock-based compensation	915	1,401
Compensation expense relating to non-employees	—	5
Compensation expense relating to Employee Stock Purchase Plan	67	65

Stock-based compensation expense	$982	$1,471

Stock Options

The share-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. As of March 31, 2007, 6.2 million shares were available for grant under these plans.

The assumptions used to value option grants for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Expected term	4.7 years	5.3 years
Volatility	63%	82%
Risk free interest rate	4.5%	4.8%

The following table sets forth the summary of option activity under the stock option program for the three months ended March 31, 2007 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2006	25,141	$4.56	5.76	$553
Granted	154	$1.23
Canceled/Forfeited	(776)	$3.30
Exercised	(2)	$0.21

Outstanding as of March 31, 2007	24,517	$4.58	5.50	$516

Vested and expected to vest at March 31, 2007	23,811	$4.65	5.44	$509

Vested and exercisable at March 31, 2007	17,593	$5.50	4.72	$511

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.24 as of March 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

The weighted average grant date fair value of options granted during the three months ended March 31, 2007 and 2006 was $0.61 and $1.68, respectively. The intrinsic value of options exercised during the period and the proceeds received were insignificant for the three months ended March 31, 2007.

As of March 31, 2007, there was $4.7 million of unrecognized compensation costs, adjusted for estimated forfeitures related to unvested stock-based payments granted which are expected to be recognized over a weighted average period of 1.9 years.

Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (“ESPP”) allows eligible employee participants to purchase shares of the Company’s common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of each three month offering period. Participation is limited to 10% of an employee’s eligible compensation, not to exceed amounts allowed by the Internal Revenue Code.

The following table summarizes shares purchased, weighted average purchase price, cash received and the aggregate intrinsic value for ESPP purchases during the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31, (in thousands, except per share data)
	2007	2006
Shares purchased	181	115
Weighted average purchase price	$0.99	$1.87
Cash received	$179	$215
Aggregate intrinsic value	$61	$38

The assumptions used to value stock purchases under the Company’s ESPP for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Expected term	3 months	3 months
Volatility	86%	48%
Risk free interest rate	5.03%	4.0%
Weighted average fair value per share	$ 0.42	$ 0.54

(6)	Net Loss Per Share

The following table sets forth potentially dilutive securities that have been excluded from the diluted net loss per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31, 2007	Weighted Average Exercise Price
Convertible debentures	1,231	$6.02
Warrants	2,716	$4.68
Outstanding stock options	24,517	$4.58

	28,464

	Three Months Ended March 31, 2006	Weighted Average Exercise Price
Convertible debentures	1,473	$6.02
Warrants	2,716	$4.69
Outstanding stock options	23,401	$4.96

	27,590

(7)	Comprehensive Loss

The components of comprehensive loss, net of tax, for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(4,786)	$(3,904)
Other comprehensive loss:
Change in unrealized gain/loss on investments	(1)	(2)
Foreign currency translation adjustments	49	44

Total comprehensive loss	$(4,738)	$(3,862)

(8)	Commitments and Contingencies

Long-Term Debt

Long-term debt consisted of the following as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Secured real estate loan due April 2011	$19,620	$19,639
Convertible debentures assumed in Sorrento acquisition due August 2007	7,410	7,410

	27,030	27,049
Less current portion of long-term debt	7,669	7,673

	$19,361	$19,376

Aggregate debt maturities as of March 31, 2007 were $7.6 million for the remainder of 2007, $0.3 million in 2008, $0.3 million in 2009, $0.3 million in 2010 and $18.5 million in 2011. In addition, the Company had $14.5 million outstanding under its line of credit agreement at March 31, 2007 and December 31, 2006.

Secured Real Estate Loan

In December 2005, the Company entered into an amendment to an existing loan with a financial institution relating to the financing of its Oakland, California campus (the “Amended Loan”). As of March 31, 2007, the Company had $19.6 million of debt outstanding under this secured real estate loan facility which matures in April 2011. The interest rate on this debt was 8.4% as of March 31, 2007. The Company’s obligations under the Amended Loan remain secured by a security interest in the Company’s campus. As of March 31, 2007 and December 31, 2006, the debt was collateralized by land and buildings with a net book value of $18.4 million and $18.5 million, respectively.

Convertible Debentures

In July 2004, the Company assumed convertible debentures of $11.7 million in connection with the acquisition of Sorrento Networks Corporation, with an interest rate of 7.5%. The outstanding principal amount of the convertible debentures was $7.4 million as of March 31, 2007 and December 31, 2006, and matures in August 2007. The debentures are callable by the Company at any time, and can be converted into common stock at the option of the holder at a conversion price of $6.02 per share. During 2006, the Company made a voluntary repayment of $1.5 million relating to the convertible debenture debt.

Credit Facility

During the first quarter of 2007, the Company entered into an amendment to its existing $25 million revolving credit facility and accounts receivable purchase facility with Silicon Valley Bank (the “SVB Facilities”) providing for a one year extension of the term of the SVB Facilities. Under the SVB Facilities, as amended, the Company has the option of either borrowing funds at agreed upon rates of interest or selling specific accounts receivable to Silicon Valley Bank, on a limited recourse basis, at agreed upon discounts to the face amount of those accounts receivable, so long as the aggregate amount of outstanding borrowings and the aggregate amount of the Company’s repurchase obligations with respect to purchased accounts receivable do not exceed $25 million. The amounts borrowed under the revolving credit facility will bear interest, payable monthly, at a floating rate that, at the Company’s option, is either (1) Silicon Valley Bank’s prime rate, or (2) the sum of the LIBOR rate plus 2.9%; provided that in either case, the minimum interest rate is 4.0%. The Company’s obligations under the SVB Facilities remain secured by substantially all of the Company’s assets and those of its subsidiaries, including its intellectual property. The SVB Facilities contain certain financial covenants, and customary affirmative covenants and negative covenants. As of March 31, 2007, the Company was in compliance with these covenants. The interest rate was 8.25% at March 31, 2007. Under the SVB Facilities, $14.5 million was outstanding at March 31, 2007 and December 31, 2006 and an additional $5.6 million and $10.2 million were committed as security for various letters of credit, respectively.

Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2007 (remainder of the year)	$3,972
2008	4,656
2009	4,575
2010	4,478
2011	4,478
2012	4,453

Total minimum lease payments	$26,612

The total minimum lease payments shown above include projected payments and obligations for leases that the Company is no longer utilizing, some of which relate to excess facilities obtained through acquisitions. At March 31, 2007, the Company had estimated commitments of $25.0 million related to facilities assumed as a result of the Paradyne acquisition, of which $4.1 million was accrued for excess facilities, which is net of estimated sublease income. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates.

Warranties

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Beginning balance	$3,128	$5,247
Charged to cost of revenue	747	742
Claims and settlements	(886)	(1,291)

Ending balance	$2,989	$4,698

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

The Company has agreements with various contract manufacturers which include inventory repurchase commitments for excess material based on the Company’s sales forecasts. The Company has recorded a liability for estimated charges of $0.08 million related to these arrangements as of March 31, 2007 and December 31, 2006.

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

In connection with the acquisition of Sorrento in July 2004, the Company recorded assumed liabilities for possible contingencies related to the resolution of an employee defined benefit pension plan dispute. In 2000, Sorrento sold one of its subsidiaries to a third party. In connection with this transaction, the third party assumed all responsibility for a defined benefit plan for the employees of the Sorrento subsidiary that was sold. Although the third party is the sponsor of the benefit plan, it disclaims responsibility for the minimum funding contributions to the benefit plan and insists that the Company is responsible for any liability related thereto. The Company has reserved an estimated amount which the Company believes is sufficient to cover potential claims regarding the resolution of the benefit plan dispute. The Company also acquired restricted cash of $0.5 million related to the settlement of these claims.

Performance Bonds

In the normal course of operations, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company agrees that the Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $0.8 million as of March 31, 2007 and December 31, 2006.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Legal Proceedings

Paradyne Matters

As a result of the acquisition of Paradyne Networks, Inc., the Company became involved in various legal proceedings, claims and litigation, including those identified below, relating to the operations of Paradyne prior to the acquisition of Paradyne.

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

In addition, on December 5, 2006, the United States Court of Appeals for the Second Circuit reversed an October 13, 2004 order of the District Court in which Judge Scheindlin had granted class certification for six “test cases” in the IPO Actions. On April 4, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the December 5, 2006 ruling. It is unclear what, if any, impact the Second Circuit’s reversal on the test case class certification issues will have on the District Court’s consideration of final approval of the Issuer Settlement.

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

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Revenue by Geography:
United States	$19,994	$28,740
Canada	2,909	1,973

Total North America	22,903	30,713

Latin America	5,409	4,509
Europe, Middle East, Africa	13,484	15,006
Asia Pacific	1,350	2,458

Total International	20,243	21,973

	$43,146	$52,686

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Revenue by Product Family:
SLMS	$30,221	$33,155
Legacy, service, and other	12,925	19,531

Total revenue	$43,146	$52,686

(10)	Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. The total amount of unrecognized tax benefits,

including interest and penalties, at March 31, 2007 is not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits at the date of adoption or at the quarter ended March 31, 2007. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

Interest and penalties, to the extent accrued on unrecognized tax benefits in the future, will be included in tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

•	Federal, Illinois, North Carolina and Virginia	2003 – 2006
•	California, New Jersey, Texas and Canada	2002 – 2006
•	Brazil	2001 – 2006
•	Germany and United Kingdom	2005 – 2006

However, due to the fact the Company had net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years.

In addition, to the extent the Company is deemed to have a sufficient connection to a particular taxing jurisdiction to enable that jurisdiction to tax the Company but the Company has not filed an income tax return in that jurisdiction for the year(s) at issue, the jurisdiction would typically be able to assert a tax liability for such years without limitation on the number of years it may examine.

The Company is not currently under examination for income taxes in any material jurisdiction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

Our product offerings fall within two categories: (1) the SLMS product family, and (2) legacy, services and other. Commencing with the first quarter of 2007, we have reported our optical transport business with our legacy, services and other product category. We have reclassified prior period balances in order to conform to the current period’s presentation.

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

Since inception, we have incurred significant operating losses and have an accumulated deficit of $905.7 million as of March 31, 2007.

Going forward, our key financial objectives include the following:

•	Increasing revenue while continuing to carefully control costs;

•	Continued investments in strategic research and product development activities that will provide the maximum potential return on investment; and

•	Minimizing consumption of our cash and short-term investments.

Sale of Legacy Inventory and Other Assets

During 2006, we entered into an agreement to sell inventory and certain assets related to our iMarc legacy product line to a third party. The sale of the iMarc product line was not treated as a discontinued operation since it did not represent a component of the company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon performance of certain obligations and delivery of the assets in the first quarter of 2007, we have recognized a gain of $1.8 million that was recorded in cost of revenue.

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

Stock-Based Compensation

We account for stock based compensation expense in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). We have estimated the fair value of stock-based payment awards on the date of grant using the Black Scholes pricing model, which is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rate and expected dividends. The estimated expected term of options granted was determined based on historical option exercise trends. Estimated volatility was based on historical volatility as well as peer group data and the risk free interest rate was based on U.S. Treasury yield in effect at the time of grant for the expected life of the options.

Valuation of Long-Lived Assets, including Goodwill and Other Intangible Assets

Our long-lived assets consist primarily of goodwill, other intangible assets and property and equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the benefits realized from the acquired business, difficulty and delays in integrating the business, or a significant change in the operations of the acquired business or use of an asset. Goodwill and other intangible assets not subject to amortization are tested annually during the month of November for impairment using a two-step approach, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. We estimate the fair value of our long-lived assets based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, we are required to make estimates of future operating trends and resulting cash flows, and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates.

As of March 31, 2007, we had $70.7 million of goodwill and $23.4 million of net property and equipment. Our future operating performance will be impacted by potential charges related to purchased in-process research and development for future acquisitions, and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price of the acquired companies to goodwill has a significant impact on our future operating results. The allocation process requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, we would have to perform an impairment review that might result in impairment of the goodwill. Other factors we consider important which could trigger an impairment review, include, but are not limited to, significant changes in the manner of use of our acquired assets, significant changes in the strategy for our overall business or significant negative economic trends, such as stock price movements. For example, during 2006 and 2005, we determined that such indicators of impairment existed, resulting in an impairment charge to goodwill and amortizable intangibles of $113.7 million and $102.1 million, respectively. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our goodwill may change in the future, which could result in additional non-cash impairment charges that would adversely affect our results of operations and financial condition.

RESULTS OF OPERATIONS

We list in the tables below the historical condensed consolidated statement of operations data as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	2007	2006
Net revenue	100%	100%
Cost of revenue	64%	62%

Gross profit	36%	38%
Operating expenses:
Research and product development	20%	16%
Sales and marketing	20%	18%
General and administrative	7%	7%
Amortization and impairment of intangible assets	0%	4%

Total operating expenses	47%	45%

Operating loss	(11)%	(7)%
Interest expense	(1)%	(1)%
Interest income	1%	1%
Other expense, net	0%	0%

Loss before income taxes	(11)%	(7)%
Income tax provision	0%	0%

Net loss	(11)%	(7)%

Revenue

Information about our revenue for products and services for the three months ended March 31, 2007 and 2006 is summarized below (in millions):

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)	% change
Products	$40.4	$49.9	$(9.5)	(19)%
Services	2.7	2.8	(0.1)	(4)%

Total	$43.1	$52.7	$(9.6)	(18)%

Information about our revenue for North America and International markets for the three months ended March 31, 2007 and 2006 is summarized below (in millions):

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)	% change
Revenue by geography:
United States	$20.0	$28.7	$(8.7)	(30)%
Canada	2.9	2.0	0.9	45%

Total North America	22.9	30.7	(7.8)	(25)%

Latin America	5.4	4.5	0.9	20%
Europe, Middle East, Africa	13.4	15.0	(1.6)	(11)%
Asia Pacific	1.4	2.5	(1.1)	(44)%

Total International	20.2	22.0	(1.8)	(8)%

Total	$43.1	$52.7	$(9.6)	(18)%

Information about our revenue by product line for the three months ended March 31, 2007 and 2006 is summarized below (in millions):

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)	% change
SLMS	$30.2	$33.1	$(2.9)	(9)%
Legacy, service, and other	12.9	19.6	(6.7)	(34)%

	$43.1	$52.7	$(9.6)	(18)%

Total revenue decreased 18% or $9.6 million to $43.1 million for the three months ended March 31, 2007 compared to $52.7 million for the same period last year. The decrease in total revenue was primarily due to decreased demand for our legacy, service, and other products compared to the prior year, particularly in the domestic region.

Product revenue accounted for the majority of the total decrease in revenue, while service revenue decreased modestly. For the three months ended March 31, product revenue decreased 19% or $9.5 million and service revenue decreased by 4% or $0.1 million in 2007 compared to 2006. Service revenue represents revenue from maintenance and other services associated with product shipments.

International revenue decreased 8% or $1.8 million to $20.2 million for the three months ended March 31, 2007 and represented 47% of total revenue compared with 42% during the same period of 2006. The significant increase in the concentration of international revenue represents the increasing opportunity for our next-generation products in both existing and new network deployments among emerging international carriers in the Middle East and Latin America.

By product family, revenue for our SLMS product family decreased $2.9 million or 9% for the three months ended March 31, 2007 as customers deferred capital spending to evaluate technology direction. Revenue for our legacy products and services also decreased by $6.7 million or 34% for the three months ended March 31, 2007 driven by the sale of the iMarc product line at the end of 2006 and expected migration of legacy products to next generation solutions. We anticipate that the product mix will continue to shift toward next-generation products within the SLMS product family.

For the three months ended March 31, 2007 and 2006, no customer represented 10% or more of net revenue. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, decreased $5.2 million, or 16% to $27.6 million for the three months ended March 31, 2007 compared to $32.8 million for the three months ended March 31, 2006, driven primarily by the decrease in revenue. Total cost of revenue was 64% and 62% of revenue for the three months ended March 31, 2007 and 2006, respectively, which increased primarily because of an increased obsolescence provision for discontinued products in inventory of $1.2 million as well as competitive pricing pressures. These charges were partially offset by a $1.8 million gain related to the sale of the iMarc product line that was recorded in cost of revenue.

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

Research and Product Development Expenses

Research and product development expenses increased 1% or $0.1 million to $8.7 million for the three months ended March 31, 2007 compared to $8.6 million for the three months ended March 31, 2006. The slight increase was primarily due to continued investment in research and development costs to support development enhancements to our existing products and new next generation technologies, as well as development support for our acquired technologies. We intend to continue to invest in research and product development to attain our strategic product development objectives, while seeking to manage the associated costs through expense controls.

Sales and Marketing Expenses

Sales and marketing expenses decreased 10% or $1.0 million to $8.6 million for the three months ended March 31, 2007 compared to $9.6 million for the three months ended March 31, 2006. The decrease was primarily attributable to lower sales commissions relating to reduced revenue levels.

General and Administrative Expenses

General and administrative expenses decreased 20% or $0.7 million to $2.8 million for the three months ended March 31, 2007 compared to $3.5 million for the three months ended March 31, 2006. The decrease was partly due to the reversal of certain liabilities for which the statute of limitations has expired in several jurisdictions.

Amortization of Intangibles

For the three months ended March 31, 2007, amortization of intangibles was zero and decreased by $1.9 million compared to the same period in the previous year. The decrease was primarily due to the impairment of acquired intangibles during the third quarter 2006.

Income Tax Provision

During the three months ended March 31, 2007 and March 31, 2006, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents and investments, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At March 31, 2007, cash, cash equivalents and short-term investments, all of which are available to fund current operations, were $60.3 million. This amount includes cash and cash equivalents of $45.1 million, as compared with $47.0 million at December 31, 2006. The decrease in cash and cash equivalents was attributable to net cash used in operating activities of $4.0 million, offset by net cash provided by investing and financing activities of $1.9 million and $0.2 million, respectively.

Operating Activities

Net cash used in operating activities consisted of net loss of $4.8 million, adjusted for non-cash charges totaling $2.5 million and increases in operating assets net of liabilities totaling $1.7 million. The most significant components of the changes in operating assets and liabilities were an increase in accounts receivable of $3.6 million, offset by a decrease in inventories of $1.1 million and an increase in accounts payable of $0.9 million.

Investing Activities

Net cash provided by investing activities consisted primarily of net proceeds from the sale of short-term investments.

Financing Activities

Net cash provided by financing activities consisted primarily of proceeds from the issuance of common stock offset by repayment of debt.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents and short-term investments, which totaled $60.3 million at March 31, 2007, and our $25.0 million line of credit, under which $14.5 million was outstanding at March 31, 2007, and an additional $5.6 million was committed as security for various letters of credit. Our short-term investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities at the date of acquisition ranging from 90 days to one year. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and short-term investments will continue to be consumed by operations.

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

Future Requirements and Funding Sources

Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. Our current debt obligations include $7.4 million in convertible debenture debt that will become due, and is expected to be paid, in August 2007. As a result of the Paradyne acquisition in September 2005, we assumed a lease commitment of facilities in Largo, Florida. The term of the lease expires in June 2012 and has an estimated remaining obligation of approximately $25.0 million as of March 31, 2007. We intend to continue to occupy only a portion of these facilities and are evaluating our options to exit the excess portion of the lease. We have recorded an amount in accordance with Emerging Issues Task Force Issue No. 95-3 (EITF 95-3), which we believe is adequate to cover costs incurred to exit the excess portion of these facilities, net of estimated sublease income.

As a result of the financial demands of major network deployments and the difficulty in accessing capital markets, network service providers continue to request financing assistance from their suppliers. From time to time, we may provide or commit to extend credit or credit support to our customers. This financing may include extending credit to customers or guaranteeing the indebtedness of customers to third parties. Depending upon market conditions, we may seek to factor these arrangements to financial institutions, third parties and investors to free up our capital and reduce the amount of our financial commitments for such arrangements. Our ability to provide customer financing is limited and depends upon a number of factors, including our capital structure, the level of our available credit and our ability to factor commitments to third parties. Any extension of financing to our customers will limit the capital that we have available for other uses. Currently, we do not have any significant customer financing related commitments.

In March 2004, we filed a Form S-3 registration statement which allows us to sell, from time to time, up to $100 million of our common stock or other securities. Although we may use this multi-purpose shelf registration to raise additional capital, there can be no certainty as to when or if we may offer any securities under the shelf registration or what the terms of any such offering would be.

Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of March 31, 2007, one customer accounted for 14% of accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments and available credit facilities will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Contractual Commitments and Off-Balance Sheet Arrangements

At March 31, 2007, our future contractual commitments by fiscal year were as follows (in thousands):

			Payments due by period
	Total	2007	2008	2009	2010	2011	2012 and beyond
Operating leases	$26,612	$3,972	$4,656	$4,575	$4,478	$4,478	$4,453
Line of credit	14,500	14,500	—	—	—	—	—
Debt	27,030	7,600	276	305	332	18,517	—
Inventory purchase commitments	81	81	—	—	—	—	—

Total future contractual commitments	$68,223	$26,153	$4,932	$4,880	$4,810	$22,995	$4,453

The operating lease amounts shown above represent off-balance sheet arrangements to the extent that a liability is not already recorded on our balance sheet. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet, net of estimated sublease income. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. The debt and line of credit obligations have been recorded on our balance sheet. The debt obligation amounts shown above represent the scheduled principal repayments, but not the associated interest payments which may vary based on changes in market interest rates. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. At March 31, 2007, the interest rate on our outstanding debt obligations ranged from 7.5% to 8.4%. Inventory purchase commitments represent the amount of excess inventory purchase commitments that have been recorded on our balance sheet at March 31, 2007. As of March 31, 2007 and December 31, 2006, we had $5.6 million and $10.2 million, respectively, committed as security under our line of credit.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Cash and cash equivalents	$45,075	$46,973
Short-term investments	15,238	17,337

	$60,313	$64,310

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short term investments and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts, commercial paper, and debt securities of domestic municipalities with credit ratings of AA or better. Cash and cash equivalents and short term investments are principally held with various domestic financial institutions with high-credit standing. As of March 31, 2007, one customer accounted for 14% of accounts receivable, and as of December 31, 2006, no customer accounted for 10% or more of accounts receivable. As of March 31, 2007 and December 31, 2006, receivables from customers in territories outside of the United States of America represented 55% and 48%, respectively, of accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We do not use derivative financial instruments in our investment portfolio. We do not hold financial instruments for trading or speculative purposes. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Under our investment policy, short-term investments have a maximum maturity of one year from the date of acquisition, and the average maturity of the portfolio cannot exceed six months. Due to the relatively short maturity of the portfolio, a 10% increase in market interest rates at March 31, 2007 would decrease the fair value of the portfolio by less than $0.1 million.

Foreign Currency Exchange Risk

We transact business in various foreign countries. Substantially all of our assets are located in the United States. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily inter-company receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During 2007 and 2006, we did not hedge any of our foreign currency exposure.

We have performed sensitivity analyses as of March 31, 2007 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $1.1 million at March 31, 2007. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

In addition, on December 5, 2006, the United States Court of Appeals for the Second Circuit reversed an October 13, 2004 order of the District Court in which Judge Scheindlin had granted class certification for six “test cases” in the IPO Actions. On April 4, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the December 5, 2006 ruling. It is unclear what, if any, impact the Second Circuit’s reversal on the test case class certification issues will have on the District Court’s consideration of final approval of the Issuer Settlement.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

The Exhibit Index on page 28 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: May 8, 2007	By:	/s/ MORTEZA EJABAT
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment to Loan Documents with an effective date of February 21, 2007 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.22 of registrant’s Form 10-K filed on March 8, 2007)

10.2	Amendment to Receivables Purchase Agreement with an effective date of February 21, 2007 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.23 of registrant’s Form 10-K filed on March 8, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer