Form 10-Q
period 2007-06-30
ZHONE TECHNOLOGIES INC
filed 2007-08-06
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  ☐    No  ☒

As of July 31, 2007, there were approximately 149,660,661 shares of the registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$35,859	$46,973
Short-term investments	21,375	17,337
Accounts receivable, net of allowances for sales returns and doubtful accounts of $6,960 in 2007 and $6,939 in 2006	34,802	31,828
Inventories	42,890	45,036
Prepaid expenses and other current assets	3,429	3,852

Total current assets	138,355	145,026
Property and equipment, net	21,730	23,704
Goodwill	70,737	70,737
Restricted cash	646	636
Other assets	90	79

Total assets	$231,558	$240,182

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,460	$18,893
Line of credit	14,500	14,500
Current portion of long-term debt	7,683	7,673
Accrued and other liabilities	18,047	20,088

Total current liabilities	56,690	61,154
Long-term debt, less current portion	19,262	19,376
Other long-term liabilities	2,063	2,048

Total liabilities	81,015	82,578

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 900,000 shares; issued and outstanding 149,658 and 149,277 shares as of June 30, 2007 and December 31, 2006, respectively	150	149
Additional paid-in capital	1,060,412	1,058,317
Other comprehensive income	281	98
Accumulated deficit	(910,300)	(900,960)

Total stockholders’ equity	150,543	157,604

Total liabilities and stockholders’ equity	$231,558	$240,182

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue	$44,085	$54,214	$87,231	$106,900
Cost of revenue	29,109	42,526	56,716	75,351

Gross profit	14,976	11,688	30,515	31,549

Operating expenses:
Research and product development	8,528	9,817	17,184	18,429
Sales and marketing	8,068	10,684	16,695	20,274
General and administrative	2,783	3,627	5,608	7,138
Amortization of intangible assets	—	559	—	2,457

Total operating expenses	19,379	24,687	39,487	48,298

Operating loss	(4,403)	(12,999)	(8,972)	(16,749)
Interest expense	(559)	(737)	(1,260)	(1,298)
Interest income	482	502	1,016	1,064
Other income, net	51	189	39	141

Loss before income taxes	(4,429)	(13,045)	(9,177)	(16,842)
Income tax provision	125	55	163	162

Net loss	$(4,554)	$(13,100)	$(9,340)	$(17,004)

Basic and diluted net loss per share	($0.03)	($0.09)	($0.06)	($0.11)
Weighted average shares outstanding used to compute basic and diluted net loss per share	149,533	148,721	149,462	148,430

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(9,340)	$(17,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,328	3,723
Stock-based compensation	1,754	2,907
Accretion of investments	(212)	—
Provision for sales returns and doubtful accounts	2,093	3,293
Gain on sale of assets	—	(289)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,067)	(7,239)
Inventories	2,146	850
Prepaid expenses and other current assets	423	391
Other assets	(21)	30
Accounts payable	567	4,897
Accrued and other liabilities	(2,026)	(1,293)

Net cash used in operating activities	(8,355)	(9,734)

Cash flows from investing activities:
Purchases of property and equipment	(854)	(1,173)
Proceeds from sale of assets	1,500	10,716
Purchases of short-term investments	(17,832)	(16,380)
Proceeds from sale of short-term investments	14,000	24,693

Net cash provided by (used in) investing activities	(3,186)	17,856

Cash flows from financing activities:
Proceeds from issuance of common stock	342	1,821
Repayment of debt	(104)	(1,111)

Net cash provided by financing activities	238	710

Effect of exchange rate changes on cash	189	146

Net increase (decrease) in cash and cash equivalents	(11,114)	8,978
Cash and cash equivalents at beginning of period	46,973	52,166

Cash and cash equivalents at end of period	$35,859	$61,144

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

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

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

(d)	Concentration of Risk

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers, and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended June 30, 2007, one customer represented 11% of net revenue. For the three months ended June 30, 2006, no customer represented 10% or more of net revenue. For the six months ended June 30, 2007 and 2006, no customer represented 10% or more of net revenue. As of June 30, 2007, two customers accounted for 14% and 13% of accounts receivable, respectively, and as of December 31, 2006, no customer represented 10% or more of accounts receivable. As of June 30, 2007 and December 31, 2006, receivables from customers in territories outside of the United States of America represented 58% and 48%, respectively, of accounts receivable.

(e)	Presentation of Transactional-based Taxes

In accordance with the provisions of Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), the Company accounts for taxes on a net basis.

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

Net tangible assets acquired consisted of total assets of $71.4 million, of which $70.4 million were current, offset by adjusted assumed liabilities of $22.8 million. Assumed liabilities included employee severance and estimated exit costs which were recorded based on Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3). As a result of the Paradyne acquisition, the Company assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $23.9 million as of June 30, 2007, of which $3.8 million was accrued for excess facilities, which is net of estimated sublease income. In September 2006, the Company updated its plan to exit the excess portion of these facilities and recorded an adjustment to the purchase price allocation of $1.0 million to increase the assumed liabilities relating to this lease, which is net of estimated sublease income. A summary of current period activity related costs accrued in accordance with EITF 95-3 is as follows (in thousands):

Exit Costs
Balance at December 31, 2006	4,531
Cash payments	(734)

Balance at June 30, 2007	$3,797

(3)	Long-Lived Assets, Goodwill and Other Acquisition-Related Intangible Assets

The Company tests goodwill for impairment using a two step approach during the month of November on an annual basis, or when certain indicators of impairment exist in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit using the market approach. The Company has determined that it operates in a single segment with one operating unit. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In 2006 and 2005, the Company determined that such indicators of impairment existed and the second step was performed, resulting in a goodwill impairment loss of $110.5 million and $55.2 million, respectively. At June 30, 2007 and December 31, 2006, the Company had goodwill with a carrying value of $70.7 million.

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

During the third quarter of 2006, the Company determined that indicators of impairment existed and an impairment analysis was performed, resulting in an impairment loss to amortizable intangibles of $3.2 million. During the fourth quarter of 2005, the Company recorded a non-cash impairment charge of $46.9 million related to acquired intangibles consisting of customer lists and developed technology. The primary circumstance leading to the impairment of these intangibles was a decline in the Company’s projected future cash flows associated with customers and technology attributable to the Company’s prior acquisitions. As a result of the impairment charges, the Company’s amortizable intangibles at June 30, 2007 and December 31, 2006 were zero.

Sale of Land

During the second quarter of 2007, the Company completed the sale of approximately 3.625 acres of undeveloped land at a price of $1.5 million to the Redevelopment Agency of the City of Oakland pursuant to a repurchase option exercised by it. No gain or loss was recorded on the sale.

(4)	Inventories

Inventories as of June 30, 2007 and December 31, 2006 were as follows (in thousands):

	June 30, 2007	December 31, 2006
Inventories:
Raw materials	$29,551	$30,452
Work in process	8,939	10,392
Finished goods	4,400	4,192

	$42,890	$45,036

Sale of Legacy Inventory and Other Assets

During 2006, the Company entered into an agreement to sell inventory and certain assets related to its iMarc legacy product line to a third party. The sale of the iMarc product line was not treated as a discontinued operation since it did not represent a component of the Company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon the performance of certain obligations and delivery of the assets in the first quarter of 2007, the Company recognized a gain of $1.8 million that was recorded in cost of revenue. During the second quarter of 2007, the Company recognized a gain to cost of revenue of $1.1 million related to the sale of the legacy iMarc product line.

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

The Company has two types of share-based compensation plans, a stock option plan and an employee stock purchase plan. The compensation cost that has been charged against income for those plans was $0.8 million and $1.4 million for the three months ended June 30, 2007 and 2006, respectively, and $1.8 million and $2.9 million for the six months ended June 30, 2007 and 2006, respectively.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Stock-based compensation	725	1,361	1,640	2,762
Compensation expense relating to non-employees	1	4	1	9
Compensation expense relating to Employee Stock Purchase Plan	46	71	113	136

Stock-based compensation expense	$772	$1,436	$1,754	$2,907

Stock Options

The share-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company has two active stock option plans, the Amended and Restated Special 2001 Stock Incentive Plan and the Amended and Restated 2001 Stock Incentive Plan. Stock options are primarily issued from the Amended and Restated 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company. As of June 30, 2007, 6.1 million shares were available for grant under these plans.

The assumptions used to value option grants for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Expected term	4.7 years	5.3 years	4.7 years	5.3 years
Volatility	61%	77%	62%	80%
Risk free interest rate	5.02%	5.1%	4.83%	4.93%

The following table sets forth the summary of option activity under the stock option program for the six months ended June 30, 2007 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2006	25,141	$4.56	5.76	$553
Granted	154	$1.23
Canceled/Forfeited	(776)	$3.30
Exercised	(2)	$0.21

Outstanding as of March 31, 2007	24,517	$4.58	5.50	$516

Granted	273	$1.31
Canceled/Forfeited	(835)	$5.35
Exercised	(5)	$0.21

Outstanding as of June 30, 2007	23,950	$4.51	5.32	$687

Vested and expected to vest at June 30, 2007	23,313	$4.58	5.27	$681

Vested and exercisable at June 30, 2007	17,650	$5.35	4.64	$621

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.44 as of June 29, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2007 was $0.72 per share and $0.68 per share, respectively. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2006 was $1.89 per share and $1.76 per share, respectively. The intrinsic value of options exercised during the period and the proceeds received were insignificant for the three and six months ended June 30, 2007.

As of June 30, 2007, there was $4.2 million of unrecognized compensation costs, adjusted for estimated forfeitures related to unvested stock-based payments granted which are expected to be recognized over a weighted average period of 1.8 years.

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

The following table summarizes shares purchased, weighted average purchase price, cash received and the aggregate intrinsic value for ESPP purchases during the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30, (in thousands, except per share data)		Six Months Ended June 30, (in thousands, except per share data)
	2007	2006	2007	2006
Shares purchased	162	123	343	239
Weighted average purchase price	$0.99	$1.78	$0.99	$1.82
Cash received	$161	$225	$340	$440
Aggregate intrinsic value	$28	$102	$89	$140

The assumptions used to value stock purchases under the Company’s ESPP for the three and six months ended June 30, 2007 are as follows:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Expected term	3 months	3 months
Volatility	45%	66%
Risk free interest rate	5.2%	5.1%
Weighted average fair value per share	$0.28	$0.35

(6)	Net Loss Per Share

The following table sets forth unweighted potentially dilutive securities that have been excluded from the diluted net loss per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30, 2007	Weighted Average Exercise Price	Six Months Ended June 30, 2007	Weighted Average Exercise Price
Convertible debentures	1,231	$6.02	1,231	$6.02
Warrants	2,716	$4.68	2,716	$4.68
Outstanding stock options	23,950	$4.51	23,950	$4.55

	27,897		27,897

	Three Months Ended June 30, 2006	Weighted Average Exercise Price	Six Months Ended June 30, 2006	Weighted Average Exercise Price
Convertible debentures	1,473	$6.02	1,473	$6.02
Warrants	2,716	$4.68	2,716	$4.68
Outstanding stock options	23,525	$4.91	23,525	$4.93

	27,714		27,714

(7)	Comprehensive Loss

The components of comprehensive loss, net of tax, for the three and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(4,554)	$(13,100)	$(9,340)	$(17,004)
Other comprehensive loss:
Change in unrealized gain/loss on investments	(5)	8	(6)	6
Foreign currency translation adjustments	140	101	189	146

Total comprehensive loss	$(4,419)	$(12,991)	$(9,157)	$(16,852)

(8)	Commitments and Contingencies

Long-Term Debt

Long-term debt consisted of the following as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Secured real estate loan due April 2011	$19,535	$19,639
Convertible debentures assumed in Sorrento acquisition due August 2007	7,410	7,410

	26,945	27,049
Less current portion of long-term debt	7,683	7,673

	$19,262	$19,376

Aggregate debt maturities as of June 30, 2007 were $7.5 million for the remainder of 2007, $0.3 million in 2008, $0.3 million in 2009, $0.3 million in 2010 and $18.5 million in 2011. In addition, the Company had $14.5 million outstanding under its line of credit agreement at June 30, 2007 and December 31, 2006.

Secured Real Estate Loan

In December 2005, the Company entered into an amendment to an existing loan with a financial institution relating to the financing of its Oakland, California campus (the “Amended Loan”). As of June 30, 2007, the Company had $19.5 million of debt outstanding under this secured real estate loan which matures in April 2011. The interest rate on this debt was 8.3% as of June 30, 2007. The Company’s obligations under the Amended Loan remain secured by a security interest in the Company’s campus. As of June 30, 2007 and December 31, 2006, the debt was collateralized by land and buildings with a net book value of $16.8 million and $18.5 million, respectively.

Convertible Debentures

In July 2004, the Company assumed convertible debentures of $11.7 million in connection with the acquisition of Sorrento Networks Corporation, with an interest rate of 7.5%. The outstanding principal amount of the convertible debentures was $7.4 million as of June 30, 2007 and December 31, 2006, and matures in August 2007. The debentures are callable by the Company at any time, and can be converted into common stock at the option of the holder at a conversion price of $6.02 per share. During 2006, the Company made a voluntary repayment of $1.5 million relating to the convertible debenture debt.

Credit Facility

During the first quarter of 2007, the Company entered into an amendment to its existing $25 million revolving credit facility and accounts receivable purchase facility with Silicon Valley Bank (the “SVB Facilities”) providing for a one year extension of the term of the SVB Facilities. Under the SVB Facilities, as amended, the Company has the option of either borrowing funds at agreed upon rates of interest or selling specific accounts receivable to Silicon Valley Bank, on a limited recourse basis, at agreed upon discounts to the face amount of those accounts receivable, so long as the aggregate amount of outstanding borrowings and the aggregate amount of the Company’s repurchase obligations with respect to purchased accounts receivable do not exceed $25 million. The amounts borrowed under the revolving credit facility will bear interest, payable monthly, at a floating rate that, at the Company’s option, is either (1) Silicon Valley Bank’s prime rate, or (2) the sum of the LIBOR rate plus 2.9%; provided that in either case, the minimum interest rate is 4.0%. The Company’s obligations under the SVB Facilities remain secured by substantially all of the Company’s assets and those of its subsidiaries, including its intellectual property. The SVB Facilities contain certain financial covenants, and customary affirmative covenants and negative covenants. As of June 30, 2007, the Company was in compliance with these covenants. The interest rate was 8.25% at June 30, 2007. Under the SVB Facilities, $14.5 million was outstanding at June 30, 2007 and December 31, 2006, and an additional $5.7 million and $10.2 million were committed as security for various letters of credit, respectively.

Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are $25.4 million.

The total minimum lease payments include projected payments and obligations for leases that the Company is no longer utilizing, some of which relate to excess facilities obtained through acquisitions. At June 30, 2007, the Company had estimated commitments of $23.9 million related to facilities assumed as a result of the Paradyne acquisition, of which $3.8 million was accrued for excess facilities, which is net of estimated sublease income. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates.

Warranties

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the six months ended June 30, 2007 and 2006 (in thousands):

	Six Months Ended June 30,
	2007	2006
Beginning balance	$3,128	$5,247
Charged to cost of revenue	1,371	1,507
Claims and settlements	(1,567)	(2,350)

Ending balance	$2,932	$4,404

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

Certain Tellium pre-acquisition contingencies continue to exist for which the Company has reserved an estimated amount which the Company believes is sufficient to cover probable claims.

The Company is currently under audit examination by several state taxing authorities for non-income based taxes. The Company has reserved an estimated amount which the Company believes is sufficient to cover probable claims.

In connection with the acquisition of Sorrento in July 2004, the Company recorded assumed liabilities for possible contingencies related to the resolution of an employee defined benefit plan dispute. In 2000, Sorrento sold one of its subsidiaries to a third party. In connection with this transaction, the third party assumed all responsibility for the subsidiary’s defined benefit plan. Although the third party is the sponsor of the benefit plan, it disclaims responsibility for the minimum funding contributions to the benefit plan and insists that the Company is responsible for any liability related thereto. The Company has reserved an estimated amount which the Company believes is sufficient to cover potential claims regarding the resolution of the benefit plan dispute. The Company also maintains restricted cash of $0.5 million related to the settlement of these claims.

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

A purported stockholder class action complaint was filed in December 2001 in the United States District Court in the Southern District of New York (the “District Court”) against Paradyne, Paradyne’s then-current directors and executive officers, and each of the underwriters (the “Underwriter Defendants”) who participated in Paradyne’s initial public offering and follow-on offering (collectively, the “Paradyne Offerings”). The complaint alleges that, in connection with the Paradyne Offerings, the Underwriter Defendants charged excessive commissions, inflated transaction fees not disclosed in the applicable registration statements and allocated shares of the Paradyne Offerings to favored customers in exchange for purported promises by such customers to purchase additional shares in the aftermarket, thereby allegedly inflating the market price for the Paradyne Offerings. The complaint seeks damages in an unspecified amount for the purported class for the losses suffered during the class period. This action has been consolidated with hundreds of other securities class actions commenced against more than 300 companies (collectively, the “Issuer Defendants”) and approximately 40 investment banks in which the plaintiffs make substantially similar allegations as those made against Paradyne with respect to the initial public offerings and/or follow-on offerings at issue in those other cases. All of these actions have been consolidated in the District Court before Judge Shira Scheindlin under the caption In re: Initial Public Offering Securities Litigation (the “IPO Actions”).

In 2003, the Issuer Defendants participated in a global settlement among the plaintiffs and the insurance companies that provided directors’ and officers’ insurance coverage to the Issuer Defendants (the “Issuer Settlement”). The Issuer Settlement agreements provided for the Issuer Defendants (including Paradyne) to be fully released and dismissed from the IPO Actions. Under the terms of the Issuer Settlement agreements, Paradyne would not have been required to make any cash payment to the plaintiffs. Although the District Court preliminarily approved the Issuer Settlement, the preliminary approval remained subject to a future final settlement order, after notice of settlement had been provided to class members and they had been afforded the opportunity to oppose or opt out of the settlement. However, before the District Court could conduct its final settlement hearing, on December 5, 2006, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) reversed an October 13, 2004 order of the District Court in which Judge Scheindlin had granted class certification for six “test cases” in the IPO Actions. On April 4, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the December 5, 2006 ruling. The District Court has since made clear that the Issuer Settlement cannot be approved — in its current form — as a class action settlement in light of the Second Circuit’s December 5, 2006 ruling and has declined to schedule a final approval hearing with respect to the Issuer Settlement for that reason. Counsel for the plaintiffs, for the Issuer Defendants and for the insurance companies that provided directors’ and officers’ insurance to the Issuer Defendants are currently engaged in discussions to restructure and salvage the Issuer Settlement. There can be no assurance that a restructured Issuer Settlement will be reached by the parties or that any such future settlement will meet the conditions for final approval by the District Court.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenue by Geography:
United States	$19,705	$26,333	$39,699	$55,073
Canada	2,519	3,684	5,428	5,657

Total North America	22,224	30,017	45,127	60,730

Latin America	11,054	8,771	16,463	13,280
Europe, Middle East, Africa	9,614	13,252	23,098	28,258
Asia Pacific	1,193	2,174	2,543	4,632

Total International	21,861	24,197	42,104	46,170

	$44,085	$54,214	$87,231	$106,900

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenue by Product Family:
SLMS	$31,657	$35,272	$61,878	$68,427
Legacy, service, and other	12,428	18,942	25,353	38,473

Total revenue	$44,085	$54,214	$87,231	$106,900

(10)	Accounting for Uncertainty in Income Taxes

In accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), the total amount of unrecognized tax benefits, including interest and penalties, at June 30, 2007 is not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits at the date of adoption or at the quarter ended June 30, 2007. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

Interest and penalties, to the extent accrued on unrecognized tax benefits in the future, will be included in tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

• Federal, Illinois, North Carolina and Virginia	2003 –2006
• California, New Jersey, Texas and Canada	2002 –2006
• Brazil	2001 –2006
• Germany and United Kingdom	2005 –2006

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

The Company is not currently under examination for income taxes in any material jurisdiction.

(11)	Subsequent Events

(a)	Sale of Patents

In July 2007, the Company sold some of its previously impaired non-strategic patents for $5.0 million, which was recorded within operating income.

(b)	Convertible Debentures

On August 2, 2007, the convertible debentures assumed in connection with the acquisition of Sorrento Networks Corporation matured. The Company repaid the outstanding principal amount of $7.4 million plus accrued interest. The debentures were convertible into common stock at the option of the holder at a conversion price of $6.02 per share. No holders elected to convert their debentures into common stock.

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

Our product offerings fall within two categories: (1) the SLMS product family and (2) legacy, services and other. Commencing with the first quarter of 2007, we have reported our optical transport business with our legacy, services and other product category. We have reclassified prior period balances in order to conform to the current period’s presentation.

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

Since inception, we have incurred significant operating losses and had an accumulated deficit of $910.3 million at June 30, 2007.

Going forward, our key financial objectives include the following:

•	Increase revenue while continuing to carefully control costs;

•	Continue investments in strategic research and product development activities that will provide the maximum potential return on investment; and

•	Minimize consumption of our cash and short-term investments.

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

As of June 30, 2007, we had $70.7 million of goodwill and $21.7 million of net property and equipment. Our future operating performance will be impacted by potential charges related to purchased in-process research and development for future acquisitions, and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price of the acquired companies to goodwill has a significant impact on our future operating results. The allocation process requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, we would have to perform an impairment review that might result in impairment of the goodwill. Other factors we consider important which could trigger an impairment review, include, but are not limited to, significant changes in the manner of use of our acquired assets, significant changes in the strategy for our overall business or significant negative economic trends, such as stock price movements. For example, during 2006 and 2005, we determined that such indicators of impairment existed, resulting in an impairment charge to goodwill and amortizable intangibles of $113.7 million and $102.1 million, respectively. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our goodwill may change in the future, which could result in additional non-cash impairment charges that would adversely affect our results of operations and financial condition.

During the second quarter of 2007, we completed the sale of approximately 3.625 acres of undeveloped land at a price of $1.5 million to the Redevelopment Agency of the City of Oakland pursuant to a repurchase option exercised by it. No gain or loss was recorded on the sale.

RESULTS OF OPERATIONS

We list in the tables below the historical condensed consolidated statement of operations data as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue	100%	100%	100%	100%
Cost of revenue	66%	78%	65%	70%

Gross profit	34%	22%	35%	30%
Operating expenses:
Research and product development	19%	18%	20%	18%
Sales and marketing	19%	20%	19%	19%
General and administrative	6%	7%	7%	7%
Amortization and impairment of intangible assets	0%	1%	0%	2%

Total operating expenses	44%	46%	46%	46%

Operating loss	(10)%	(24)%	(11)%	(16)%
Interest expense	(1)%	(1)%	(1)%	(1)%
Interest income	1%	1%	1%	1%
Other income (expense), net	0%	0%	0%	0%

Loss before income taxes	(10)%	(24)%	(11)%	(16)%
Income tax provision	0%	0%	0%	0%

Net loss	(10)%	(24)%	(11)%	(16)%

Revenue

Information about our revenue for products and services for the three and six months ended June 30, 2007 and 2006 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Increase (Decrease)	% Change	2007	2006	Increase (Decrease)	% Change
Products	$41.5	$51.0	$(9.5)	(19)%	$81.9	$100.9	$(19.0)	(19)%
Services	2.6	3.2	(0.6)	(19)%	5.3	6.0	(0.7)	(12)%

Total	$44.1	$54.2	$(10.1)	(19)%	$87.2	$106.9	$(19.7)	(18)%

Information about our revenue for North America and International markets for the three and six months ended June 30, 2007 and 2006 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Increase (Decrease)	% change	2007	2006	Increase (Decrease)	% change
Revenue by geography:
United States	$19.7	$26.3	$(6.6)	(25)%	$39.7	$55.0	$(15.3)	(28)%
Canada	2.5	3.7	(1.2)	(32)%	5.4	5.7	(0.3)	(5)%

Total North America	22.2	30.0	(7.8)	(26)%	45.1	60.7	(15.6)	(26)%
Latin America	11.1	8.8	2.3	26%	16.5	13.3	3.2	24%
Europe, Middle East, Africa	9.6	13.2	(3.6)	(27)%	23.1	28.3	(5.2)	(18)%
Asia Pacific	1.2	2.2	(1.0)	(45)%	2.5	4.6	(2.1)	(46)%

Total International	21.9	24.2	(2.3)	(10)%	42.1	46.2	(4.1)	(9)%

Total	$44.1	$54.2	$(10.1)	(19)%	$87.2	$106.9	$(19.7)	(18)%

Information about our revenue by product line for the three and six months ended June 30, 2007 and 2006 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Increase (Decrease)	% change	2007	2006	Increase (Decrease)	% change
SLMS	$31.7	$35.2	$(3.5)	(10)%	$61.9	$68.4	$(6.5)	(10)%
Legacy, service, and other	12.4	19.0	(6.6)	(35)%	25.3	38.5	(13.2)	(34)%

	$44.1	$54.2	$(10.1)	(19)%	$87.2	$106.9	$(19.7)	(18)%

For the three months ended June 30, 2007, revenue decreased 19% or $10.1 million to $44.1 million from $54.2 million for the same period last year. For the six months ended June 30, 2007, revenue decreased 18% or $19.7 million to $87.2 million from $106.9 million for the same period last year. The decrease in total revenue was primarily due to decreased demand for our legacy, service and other products compared to the prior year, particularly in the domestic region. Additionally, a reduction in customers’ capital expenditure spending contributed to the overall decrease in revenue.

Product revenue accounted for the majority of the total decrease in revenue. For the three months ended June 30, 2007, product revenue decreased $9.5 million or 19% to $41.5 million from $51.0 million, and $19.0 million or 19% to $81.9 million from $100.9 million for the six months ended June 30, 2007, compared to the same period last year. Service revenue decreased by $0.6 million or 19% to $2.6 million from $3.2 million for the three months ended June 30, 2007 compared to 2006, and $0.7 million or 12% to $5.3 million from $6.0 million for the six months ended June 30, 2007 compared to the same period in 2006. Service revenue represents revenue from maintenance and other services associated with product shipments.

International revenue decreased 10% or $2.3 million to $21.9 million for the three months ended June 30, 2007 from $24.2 million for the same period last year, and represented 50% of total revenue compared with 45% during the same period of 2006. For the six months ended June 30, 2007, international revenue decreased 9% or $4.1 million to $42.1 million from $46.2 million for the same period last year, and represented 48% of total revenue compared with 43% during the same period of 2006. The significant increase in the concentration of international revenue represents the increasing opportunity for our next-generation products in both existing and new network deployments among emerging international carriers in the Middle East and Latin America.

By product family, revenue for our SLMS product family decreased by $3.5 million or 10% to $31.7 million from $35.2 million for the three months ended June 30, 2007 compared to the same period last year, and $6.5 million or 10% to $61.9 million from $68.4 million for the six months ended June 30, 2007, as compared to the same period last year. SLMS revenue decreased as customers deferred capital spending to evaluate technology direction and customer consolidation continued within the industry. Revenue for our legacy products and services decreased $6.6 million or 35% to $12.4 million from $19.0 million for the three months ended June 30, 2007 as compared to the same period last year. For the six months ended June 30, 2007, legacy products and services decreased by $13.2 million or 34% to $25.3 million from $38.5 million in the same period last year. The decrease in legacy products and services was driven by the sale of the iMarc product line at the end of 2006 and expected migration of legacy products to next generation solutions. We anticipate that the product mix will continue to shift toward next generation products within the SLMS product family.

For the three months ended June 30, 2007, one customer represented 11% of net revenue. For the six months ended June 30, 2007 and the three and six months ended June 30, 2006, no customer represented 10% or more of net revenue. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, decreased $13.4 million or 32% to $29.1 million from $42.5 million for the three months ended June 30, 2007, and $18.6 million or 25% to $56.7 million from $75.4 million for the six months ended June 30, 2007 compared to the same periods in prior year. Cost of revenue decreased due to an overall decline in revenues as well as a significantly decreased obsolescence provision for legacy products as compared to prior periods. In addition, gains related to the sale of the iMarc product line during 2007 further reduced cost of revenue as compared to prior periods. Total cost of revenue was 66% and 78% of revenue for the three months ended June 30, 2007 and 2006, respectively, and 65% and 70% of revenue for the six months ended June 30, 2007 and 2006, respectively.

In 2006, we entered into an agreement to sell inventory and certain assets related to our iMarc legacy product line to a third party. The sale of the iMarc product line was not treated as a discontinued operation since it did not represent a component of our company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon performance of certain obligations and delivery of the assets in the first quarter of 2007, we recognized a gain of $1.8 million that was recorded in cost of revenue. During the second quarter of 2007, we recognized a gain to cost of revenue of $1.1 million related to the sale of the legacy iMarc product line.

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

Research and Product Development Expenses

Research and product development expenses decreased 13% or $1.3 million to $8.5 million from $9.8 million for the three months ended June 30, 2007 compared to 2006, and 7% or $1.2 million to $17.2 million from $18.4 million for the six months ended June 30, 2007 compared to 2006. The decrease was primarily attributable to non-recurring specific new product development efforts expended during the second quarter of 2006 for a potential major carrier customer. We intend to continue to invest in research and product development to attain our strategic product development objectives, while seeking to manage the associated costs through expense controls.

Sales and Marketing Expenses

Sales and marketing expenses decreased 24% or $2.6 million to $8.1 million from $10.7 million for the three months ended June 30, 2007 compared to 2006, and 18% or $3.6 million to $16.7 million from $20.3 million for the six months ended June 30, 2007 compared to 2006. The decrease was primarily attributable to reduced commissions on lower sales volumes, a slightly lower headcount as we realigned our resources to focus on emerging markets, and reduced demonstration and trade show expenses.

General and Administrative Expenses

General and administrative expenses decreased 23% or $0.8 million to $2.8 million from $3.6 million for the three months ended June 30, 2007 compared to 2006, and 21% or $1.5 million to $5.6 million from $7.1 million for the six months ended June 30, 2007 compared to 2006. The decrease was primarily due to reduced personnel costs, reduced accounting and legal fees, the reversal of certain liabilities in the first quarter of 2007, and a favorable legal settlement in the second quarter of 2007.

Income Tax Provision

During the three and six months ended June 30, 2007 and 2006, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents and investments, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At June 30, 2007, cash, cash equivalents and short-term investments, all of which are available to fund current operations, were $57.2 million. This amount includes cash and cash equivalents of $35.9 million, as compared with $47.0 million at December 31, 2006. The decrease in cash and cash equivalents was attributable to net cash used in operating and investing activities of $8.4 million and $3.2 million, respectively, offset by net cash provided by financing activities of $0.2 million.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2007 consisted of net loss of $9.3 million, adjusted for non-cash charges totaling $5.0 million and increases in operating assets net of liabilities totaling $4.0 million. The most significant components of the changes in operating assets and liabilities were increases in accounts receivable of $5.1 million and decreases in accrued and other liabilities of $2.0 million offset by decreases in inventories of $2.1 million.

Investing Activities

Net cash used in investing activities consisted primarily of increases in purchases of short-term investments and property and equipment of $17.8 million and $0.9 million, respectively, offset by increases in the proceeds on the sale of short-term investments and sale of assets of $14.0 million and $1.5 million, respectively.

Financing Activities

Net cash provided by financing activities consisted primarily of proceeds from the issuance of common stock offset by repayment of debt.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents and short-term investments, which totaled $57.2 million at June 30, 2007, and our $25.0 million line of credit, under which $14.5 million was outstanding at June 30, 2007, and an additional $5.7 million was committed as security for various letters of credit. Our short-term investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities at the date of acquisition ranging from 90 days to one year. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and short-term investments will continue to be consumed by operations.

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

Future Requirements and Funding Sources

Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. Our current debt obligations as of June 30, 2007 include $7.4 million in convertible debenture debt that was paid in full in August 2007. As a result of the Paradyne acquisition in September 2005, we assumed a lease commitment of facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $23.9 million as of June 30, 2007. We intend to continue to occupy only a portion of these facilities and are evaluating our options to exit the excess portion of the lease. We have recorded an amount in accordance with Emerging Issues Task Force Issue No. 95-3 (EITF 95-3), which we believe is adequate to cover costs incurred to exit the excess portion of these facilities, net of estimated sublease income.

As a result of the financial demands of major network deployments and the difficulty in accessing capital markets, network service providers continue to request financing assistance from their suppliers. From time to time, we may provide or commit to extend credit or credit support to our customers. This financing may include extending credit to customers or guaranteeing the indebtedness of customers to third parties. Depending upon market conditions, we may seek to factor these arrangements to financial institutions, third parties and investors to free up our capital and reduce the amount of our financial commitments for such arrangements. For example, during the second quarter of 2007, we sold $0.7 million of customer receivables to a financial institution on a non-recourse basis. Our ability to provide customer financing is limited and depends upon a number of factors, including our capital structure, the level of our available credit and our ability to factor commitments to third parties. Any extension of financing to our customers will limit the capital that we have available for other uses. Currently, we do not have any significant customer financing related commitments.

In March 2004, we filed a Form S-3 registration statement which allows us to sell, from time to time, up to $100 million of our common stock or other securities. Although we may use this multi-purpose shelf registration to raise additional capital, there can be no certainty as to when or if we may offer any securities under the shelf registration or what the terms of any such offering would be.

Other future funding sources include the sale of non-strategic patents for $5.0 million in July 2007. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of June 30, 2007, two customers accounted for 14% and 13% of accounts receivable, respectively, and receivables from customers in territories outside of the United States of America represented 58% of accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments and available credit facilities will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Contractual Commitments and Off-Balance Sheet Arrangements

At June 30, 2007, our future contractual commitments by fiscal year were as follows (in thousands):

	Payments due by period
	Total	2007	2008	2009	2010	2011	2012 and beyond
Operating leases	$25,369	$2,679	$4,706	$4,575	$4,478	$4,478	$4,453
Line of credit	14,500	14,500	—	—	—	—	—
Debt	26,945	7,543	285	315	342	18,460	—
Inventory purchase commitments	81	81	—	—	—	—	—

Total future contractual commitments	$66,895	$24,803	$4,991	$4,890	$4,820	$22,938	$4,453

The operating lease amounts shown above represent off-balance sheet arrangements to the extent that a liability is not already recorded on our balance sheet. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet, net of estimated sublease income. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. The debt and line of credit obligations have been recorded on our balance sheet. The debt obligation amounts shown above represent the scheduled principal repayments, but not the associated interest payments which may vary based on changes in market interest rates. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. At June 30, 2007, the interest rate on our outstanding debt obligations ranged from 7.5% to 8.3%. Inventory purchase commitments represent the amount of excess inventory purchase commitments that have been recorded on our balance sheet at June 30, 2007. As of June 30, 2007 and December 31, 2006, we had $5.7 million and $10.2 million, respectively, committed as security under our line of credit.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Cash and cash equivalents	$35,859	$46,973
Short-term investments	21,375	17,337

	$57,234	$64,310

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts, commercial paper, and debt securities of domestic municipalities with credit ratings of AA or better. Cash and cash equivalents and short-term investments are principally held with various domestic financial institutions with high-credit standing. As of June 30, 2007, two customers accounted for 14% and 13% of accounts receivable, respectively, and as of December 31, 2006, no customer represented 10% or more of accounts receivable. As of June 30, 2007 and December 31, 2006, receivables from customers in territories outside of the United States of America represented 58% and 48%, respectively, of accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We do not use derivative financial instruments in our investment portfolio. We do not hold financial instruments for trading or speculative purposes. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Under our investment policy, short-term investments have a maximum maturity of one year from the date of acquisition, and the average maturity of the portfolio cannot exceed six months. Due to the relatively short maturity of the portfolio, a 10% increase in market interest rates at June 30, 2007 would decrease the fair value of the portfolio by less than $0.1 million.

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

We have performed sensitivity analyses as of June 30, 2007 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $1.2 million at June 30, 2007. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

A purported stockholder class action complaint was filed in December 2001 in the United States District Court in the Southern District of New York (the “District Court”) against Paradyne, Paradyne’s then-current directors and executive officers, and each of the underwriters (the “Underwriter Defendants”) who participated in Paradyne’s initial public offering and follow-on offering (collectively, the “Paradyne Offerings”). The complaint alleges that, in connection with the Paradyne Offerings, the Underwriter Defendants charged excessive commissions, inflated transaction fees not disclosed in the applicable registration statements and allocated shares of the Paradyne Offerings to favored customers in exchange for purported promises by such customers to purchase additional shares in the aftermarket, thereby allegedly inflating the market price for the Paradyne Offerings. The complaint seeks damages in an unspecified amount for the purported class for the losses suffered during the class period. This action has been consolidated with hundreds of other securities class actions commenced against more than 300 companies (collectively, the “Issuer Defendants”) and approximately 40 investment banks in which the plaintiffs make substantially similar allegations as those made against Paradyne with respect to the initial public offerings and/or follow-on offerings at issue in those other cases. All of these actions have been consolidated in the District Court before Judge Shira Scheindlin under the caption In re: Initial Public Offering Securities Litigation (the “IPO Actions”).

In 2003, the Issuer Defendants participated in a global settlement among the plaintiffs and the insurance companies that provided directors’ and officers’ insurance coverage to the Issuer Defendants (the “Issuer Settlement”). The Issuer Settlement agreements provided for the Issuer Defendants (including Paradyne) to be fully released and dismissed from the IPO Actions. Under the terms of the Issuer Settlement agreements, Paradyne would not have been required to make any cash payment to the plaintiffs. Although the District Court preliminarily approved the Issuer Settlement, the preliminary approval remained subject to a future final settlement order, after notice of settlement had been provided to class members and they had been afforded the opportunity to oppose or opt out of the settlement. However, before the District Court could conduct its final settlement hearing, on December 5, 2006, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) reversed an October 13, 2004 order of the District Court in which Judge Scheindlin had granted class certification for six “test cases” in the IPO Actions. On April 4, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the December 5, 2006 ruling. The District Court has since made clear that the Issuer Settlement cannot be approved — in its current form — as a class action settlement in light of the Second Circuit’s December 5, 2006 ruling and has declined to schedule a final approval hearing with respect to the Issuer Settlement for that reason. Counsel for the plaintiffs, for the Issuer Defendants and for the insurance companies that provided directors’ and officers’ insurance to the Issuer Defendants are currently engaged in discussions to restructure and salvage the Issuer Settlement. There can be no assurance that a restructured Issuer Settlement will be reached by the parties or that any such future settlement will meet the conditions for final approval by the District Court.

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

At our 2007 annual meeting of stockholders held on May 16, 2007, the stockholders voted on the following three proposals and cast their votes as follows:

Proposal 1: To elect three members of the Board of Directors to serve for three year terms as Class III Directors.

Nominee	For	Withheld
Morteza Ejabat	132,035,856	3,030,189
Michael Connors	132,209,019	2,857,026
James Timmins	132,218,305	2,847,740

Proposal 2: To ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

For	Against	Abstentions	Not Voted
133,870,023	799,323	396,699	0

Proposal 3: To approve an amendment to our Amended and Restated 2001 Stock Incentive Plan.

For	Against	Abstentions	Not Voted
56,500,139	21,303,613	317,442	56,944,851

Item 6.	Exhibits

The Exhibit Index on page 29 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date:	August 6, 2007	By:	/s/ Morteza Ejabat
		Name:	Morteza Ejabat
		Title:	Chief Executive Officer

		By:	/s/ Kirk Misaka
		Name:	Kirk Misaka
		Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed on May 17, 2007)

10.2	Form of Restricted Stock Award Agreement for the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of registrant’s Form 8-K filed on May 17, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer