Form 10-Q
period 2007-09-30
ZHONE TECHNOLOGIES INC
filed 2007-11-05
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐    No  ☒

As of October 31, 2007, there were approximately 149,850,775 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$37,412	$46,973
Short-term investments	12,980	17,337
Accounts receivable, net of allowances for sales returns and doubtful accounts of $6,522 in 2007 and $6,939 in 2006	35,642	31,828
Inventories	42,739	45,036
Prepaid expenses and other current assets	3,853	3,852

Total current assets	132,626	145,026
Property and equipment, net	21,220	23,704
Goodwill	70,401	70,737
Restricted cash	183	636
Other assets	85	79

Total assets	$224,515	$240,182

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,281	$18,893
Line of credit	15,000	14,500
Current portion of long-term debt	279	7,673
Accrued and other liabilities	19,342	20,088

Total current liabilities	54,902	61,154
Long-term debt, less current portion	19,192	19,376
Other long-term liabilities	255	2,048

Total liabilities	74,349	82,578

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 900,000 shares; issued and outstanding 149,834 and 149,277 shares as of September 30, 2007 and December 31, 2006, respectively	150	149
Additional paid-in capital	1,061,284	1,058,317
Other comprehensive income	562	98
Accumulated deficit	(911,830)	(900,960)

Total stockholders’ equity	150,166	157,604

Total liabilities and stockholders’ equity	$224,515	$240,182

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue	$41,604	$43,138	$128,835	$150,038
Cost of revenue	29,133	28,029	85,849	103,380

Gross profit	12,471	15,109	42,986	46,658

Operating expenses:
Research and product development	8,154	9,042	25,338	27,471
Sales and marketing	8,446	9,308	25,141	29,582
General and administrative	2,260	3,930	7,868	11,068
Amortization of intangible assets	—	307	—	2,764
Gain on sale of patents	(5,000)	—	(5,000)	—
Impairment of intangible assets and goodwill	—	113,666	—	113,666

Total operating expenses	13,860	136,253	53,347	184,551

Operating loss	(1,389)	(121,144)	(10,361)	(137,893)
Interest expense	(508)	(648)	(1,768)	(1,946)
Interest income	470	735	1,486	1,799
Other income, net	22	47	61	188

Loss before income taxes	(1,405)	(121,010)	(10,582)	(137,852)
Income tax provision	125	22	288	184

Net loss	$(1,530)	$(121,032)	$(10,870)	$(138,036)

Basic and diluted net loss per share	($0.01)	($0.81)	($0.07)	($0.93)
Weighted average shares outstanding used to compute basic and diluted net loss per share	149,715	148,905	149,512	148,589

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(10,870)	$(138,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,044	4,721
Impairment of goodwill and intangible assets	—	113,666
Stock-based compensation	2,462	4,225
Accretion of investments	(341)	—
Gain on sale of patents	(5,000)	—
Provision for sales returns and doubtful accounts	2,311	5,402
(Gain)/loss on sale of assets	75	(289)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(6,125)	(5,507)
Inventories	2,297	(38)
Prepaid expenses and other current assets	(1)	627
Restricted cash and other assets	447	30
Accounts payable	1,388	3,136
Accrued and other liabilities	(2,539)	(2,282)

Net cash used in operating activities	(13,852)	(14,345)

Cash flows from investing activities:
Purchases of property and equipment	(1,135)	(1,987)
Proceeds from sale of assets	1,500	1,661
Proceeds from sale of patents	5,000	9,055
Purchases of short-term investments	(23,432)	(30,790)
Proceeds from sale of short-term investments	28,130	35,287
Tax adjustment related to acquisition of Sorrento	336	—

Net cash provided by investing activities	10,399	13,226

Cash flows from financing activities:
Proceeds from issuance of common stock	506	2,104
Proceeds from repayment of officer loans	—	550
Borrowings under credit facilities	500	—
Repayment of debt, net	(7,578)	(2,655)

Net cash used in financing activities	(6,572)	(1)

Effect of exchange rate changes on cash	464	268

Net decrease in cash and cash equivalents	(9,561)	(852)
Cash and cash equivalents at beginning of period	46,973	52,166

Cash and cash equivalents at end of period	$37,412	$51,314

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

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

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers, and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended September 30, 2007, no customer represented 10% or more of net revenue. For the three months ended September 30, 2006, sales to one customer represented 12% of net revenue. For the nine months ended September 30, 2007 and 2006, no customer represented 10% or more of net revenue. As of September 30, 2007, two customers accounted for 16% and 14% of accounts receivable, respectively, and as of December 31, 2006, no customer represented 10% or more of accounts receivable. As of September 30, 2007 and December 31, 2006, receivables from customers in territories outside of the United States of America represented 65% and 48%, respectively, of accounts receivable.

(e)	Presentation of Transactional-based Taxes

In accordance with the provisions of Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), the Company nets sales taxes against revenue.

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

SFAS 159 – Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact, if any, that the adoption of SFAS 159 will have on the consolidated financial statements.

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

Net tangible assets acquired consisted of total assets of $71.4 million, of which $70.4 million were current, offset by adjusted assumed liabilities of $22.8 million. Assumed liabilities included employee severance and estimated exit costs which were recorded based on Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3). As a result of the Paradyne acquisition, the Company assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $22.8 million as of September 30, 2007, of which $4.0 million was accrued for excess facilities, which is net of estimated sublease income. In September 2006, the Company updated its plan to exit the excess portion of these facilities and recorded an adjustment to the purchase price allocation of $1.0 million to increase the assumed liabilities relating to this lease, which is net of estimated sublease income. In September 2007, the Company updated its estimated sublease assumptions and recorded an adjustment of $0.5 million to increase the assumed liabilities relating to this lease. A summary of current period activity related costs accrued in accordance with EITF 95-3 is as follows (in thousands):

Exit Costs
Balance at December 31, 2006	$4,531
Cash payments	(995)
Lease Adjustment	477

Balance at September 30, 2007	$4,013

A summary of the assumed lease liabilities at their net present value is as follows (in thousands):

Exit Costs
Future lease payments	$8,279
Less: contractual sublease income	(2,555)
Less: estimated sublease income	(1,891)
Other sublease expenses	180

Balance at September 30, 2007	$4,013

(3)	Long-Lived Assets, Goodwill and Other Acquisition-Related Intangible Assets

The Company tests goodwill for impairment using a two step approach during the month of November on an annual basis, or when certain indicators of impairment exist in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit using the market approach. The Company has determined that it operates in a single segment with one operating unit. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In 2006 and 2005, the Company determined that such indicators of impairment existed and the second step was performed, resulting in a goodwill impairment loss of $110.5 million and $55.2 million, respectively. At September 30, 2007 and December 31, 2006, the Company had goodwill with a carrying value of $70.4 million and $70.7 million, respectively.

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

During the third quarter of 2006, the Company determined that indicators of impairment existed and an impairment analysis was performed, resulting in an impairment loss to amortizable intangibles of $3.2 million. During the fourth quarter of 2005, the Company recorded a non-cash impairment charge of $46.9 million related to acquired intangibles consisting of customer lists and developed technology. The primary circumstance leading to the impairment of these intangibles was a decline in the Company’s projected future cash flows associated with customers and technology attributable to the Company’s prior acquisitions. As a result of the impairment charges, the Company’s amortizable intangibles at September 30, 2007 and December 31, 2006 were zero.

Sale of Land

During the second quarter of 2007, the Company completed the sale of approximately 3.625 acres of undeveloped land at a price of $1.5 million to the Redevelopment Agency of the City of Oakland pursuant to a repurchase option exercised by it. No gain or loss was recorded on the sale.

Sale of Patents

In July 2007, the Company sold some of its previously impaired non-strategic patents for $5.0 million, which was recorded within operating income.

(4)	Inventories

Inventories as of September 30, 2007 and December 31, 2006 were as follows (in thousands):

	September 30, 2007	December 31, 2006
Inventories:
Raw materials	$31,043	$30,452
Work in process	6,980	10,392
Finished goods	4,716	4,192

	$42,739	$45,036

Sale of Legacy Inventory and Other Assets

During 2006, the Company entered into an agreement to sell inventory and certain assets related to its iMarc legacy product line to a third party. The sale of the iMarc product line was not treated as a discontinued operation since it did not represent a component of the Company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon the performance of certain obligations and delivery of the assets in the first quarter of 2007, the Company recognized a gain of $1.8 million that was recorded in cost of revenue. Upon sale of the remaining iMarc inventory during the second quarter of 2007, the Company recognized an additional gain to cost of revenue of $1.1 million related to the sale of the legacy iMarc product line.

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

The Company has two types of share-based compensation plans, a stock option plan and an employee stock purchase plan. The compensation cost that has been charged against income for those plans was $0.7 million and $1.3 million for the three months ended September 30, 2007 and 2006, respectively, and $2.5 million and $4.2 million for the nine months ended September 30, 2007 and 2006, respectively.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock-based compensation	$649	$1,217	$2,289	$3,979
Compensation expense relating to non-employees		1	1	10
Compensation expense relating to Employee Stock Purchase Plan	59	100	172	236

Stock-based compensation expense	$708	$1,318	$2,462	$4,225

Stock Options

The share-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company has two active stock option plans, the Amended and Restated Special 2001 Stock Incentive Plan and the Amended and Restated 2001 Stock Incentive Plan. Stock options are primarily issued from the Amended and Restated 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company. As of September 30, 2007, 3.7 million shares were available for grant under these plans.

The assumptions used to value option grants for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Expected term	4.7 years	4.1 years	4.7 years	4.5 years
Volatility	60%	71%	60%	74%
Risk free interest rate	4.07%	4.5%	4.16%	4.65%

The following table sets forth the summary of option activity under the stock option program for the nine months ended September 30, 2007 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2006	25,141	$4.56	5.76	$553
Granted	154	$1.23
Canceled/Forfeited	(776)	$3.30
Exercised	(2)	$0.21

Outstanding as of March 31, 2007	24,517	$4.58	5.50	$516

Granted	273	$1.31
Canceled/Forfeited	(835)	$5.35
Exercised	(5)	$0.21

Outstanding as of June 30, 2007	23,950	$4.51	5.32	$687

Granted	3,196	$1.26
Canceled/Forfeited	(960)	$2.98
Exercised	(20)	$0.21

Outstanding as of September 30, 2007	26,166	$4.17	5.04	$460

Vested and expected to vest at September 30, 2007	25,006	$4.25	4.97	$460

Exercisable at September 30, 2007	17,978	$5.27	4.17	$457

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.19 as of September 28, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2007 was $0.67 per share and $0.67 per share, respectively. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2006 was $0.90 per share and $1.16 per share, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2007 were insignificant. The intrinsic value of options exercised during the three and nine months ended September 30, 2006 were $20,000 and $688,000, respectively. The proceeds received were insignificant for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2006, the Company received $43,000 and $1.4 million, respectively, in proceeds from stock option exercises.

As of September 30, 2007, there was $5.5 million of unrecognized compensation costs, adjusted for estimated forfeitures related to unvested stock-based payments granted which are expected to be recognized over a weighted average period of 2.0 years.

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

The following table summarizes shares purchased, weighted average purchase price, cash received and the aggregate intrinsic value for ESPP purchases during the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30, (in thousands, except per share data)		Nine Months Ended September 30, (in thousands, except per share data)
	2007	2006	2007	2006
Shares purchased	153	173	496	412
Weighted average purchase price	$1.05	$1.38	$1.01	$1.64
Cash received	$160	$238	$500	$678
Aggregate intrinsic value	$65	$137	$154	$277

The assumptions used to value stock purchases under the Company’s ESPP for the three and nine months ended September 30, 2007 are as follows:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Expected term	3 months	3 months
Volatility	57%	63%
Risk free interest rate	4.8%	5.0%
Weighted average fair value per share	$0.38	$0.36

(6)	Net Loss Per Share

The following table sets forth unweighted potentially dilutive securities that have been excluded from the diluted net loss per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30, 2007	Weighted Average Exercise Price	Nine Months Ended September 30, 2007	Weighted Average Exercise Price
Warrants	2,185	$4.20	2,185	$4.20
Outstanding stock options	26,166	$4.17	26,166	$4.41

	28,351		28,351

	Three Months Ended September 30, 2006	Weighted Average Exercise Price	Nine Months Ended September 30, 2006	Weighted Average Exercise Price
Convertible debentures	1,231	$6.02	1,231	$6.02
Warrants	2,716	$4.68	2,716	$4.68
Outstanding stock options	25,783	$4.55	25,783	$4.55

	29,730		29,730

(7)	Comprehensive Loss

The components of comprehensive loss, net of tax, for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(1,530)	$(121,032)	$(10,870)	$(138,036)
Other comprehensive loss:
Change in unrealized gain/loss on investments	6	6	—	12
Foreign currency translation adjustments	275	123	464	268

Total comprehensive loss	$(1,249)	$(120,903)	$(10,406)	$(137,756)

(8)	Commitments and Contingencies

Long-Term Debt

Long-term debt consisted of the following as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Secured real estate loan due April 2011	$19,471	$19,639
Convertible debentures assumed in Sorrento acquisition due August 2007	—	7,410

	$19,471	27,049
Less current portion of long-term debt	279	7,673

	$19,192	$19,376

Aggregate debt maturities as of September 30, 2007 were $0.1 million for the remainder of 2007, $0.3 million in 2008, $0.3 million in 2009, $0.3 million in 2010 and $18.5 million in 2011.

Secured Real Estate Loan

In December 2005, the Company entered into an amendment to an existing loan with a financial institution relating to the financing of its Oakland, California campus (the “Amended Loan”). As of September 30, 2007, the Company had $19.5 million of debt outstanding under this secured real estate loan which matures in April 2011. The interest rate on this debt was 8.3% as of September 30, 2007. The Company’s obligations under the Amended Loan remain secured by a security interest in the Company’s campus. As of September 30, 2007 and December 31, 2006, the debt was collateralized by land and buildings with a net book value of $16.6 million and $18.5 million, respectively.

Convertible Debentures

In July 2004, the Company assumed convertible debentures of $11.7 million in connection with the acquisition of Sorrento Networks Corporation, with an interest rate of 7.5%. During 2006, the Company made a voluntary repayment of $1.5 million relating to the convertible debenture debt. On August 2, 2007, the convertible debentures matured and the Company repaid the outstanding principal amount of $7.4 million plus accrued interest. The debentures were convertible into common stock at the option of the holder at a conversion price of $6.02 per share. No holders elected to convert their debentures into common stock. The outstanding principal amount of the convertible debentures was zero as of September 30, 2007 and $7.4 million as of December 31, 2006.

Credit Facility

During the first quarter of 2007, the Company entered into an amendment to its existing $25 million revolving credit facility and accounts receivable purchase facility with Silicon Valley Bank (the “SVB Facilities”) providing for a one year extension of the term of the SVB Facilities. Under the SVB Facilities, as amended, the Company has the option of either borrowing funds at agreed upon rates of interest or selling specific accounts receivable to Silicon Valley Bank, on a limited recourse basis, at agreed upon discounts to the face amount of those accounts receivable, so long as the aggregate amount of outstanding borrowings and the aggregate amount of the Company’s repurchase obligations with respect to purchased accounts receivable do not exceed $25 million. The amounts borrowed under the revolving credit facility will bear interest, payable monthly, at a floating rate that, at the Company’s option, is either (1) Silicon Valley Bank’s prime rate, or (2) the sum of the LIBOR rate plus 2.9%; provided that in either case, the minimum interest rate is 4.0%. The Company’s obligations under the SVB Facilities remain secured by substantially all of the Company’s assets and those of its subsidiaries, including its intellectual property. The SVB Facilities contain certain financial covenants, and customary affirmative covenants and negative covenants. As of September 30, 2007, the Company was in compliance with these covenants. The interest rate was 7.75% at September 30, 2007. Under the SVB Facilities, $15.0 million was outstanding at September 30, 2007 and $14.5 million was outstanding at December 31, 2006, and an additional $5.7 million and $10.2 million were committed as security for various letters of credit, respectively.

Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are $24.1 million.

The total minimum lease payments include projected payments and obligations for leases that the Company is no longer utilizing, some of which relate to excess facilities obtained through acquisitions. At September 30, 2007, the Company had estimated commitments of $22.8 million related to facilities assumed as a result of the Paradyne acquisition, of which $4.0 million was accrued for excess facilities, which is net of estimated sublease income. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates.

Warranties

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the nine months ended September 30, 2007 and 2006 (in thousands):

	Nine Months Ended September 30,
	2007	2006
Beginning balance	$3,128	$5,247
Charged to cost of revenue	2,046	2,252
Claims and settlements	(2,215)	(3,583)

Ending balance	$2,959	$3,916

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

In connection with the acquisition of Sorrento in July 2004, the Company recorded assumed liabilities for possible contingencies related to the resolution of an employee defined benefit plan dispute. A final determination was issued and accordingly, as of September 30, 2007, the Company has reversed substantially all of the assumed liabilities related to this matter.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenue by Geography:
United States	$20,937	$25,327	$60,636	$80,400
Canada	2,497	1,857	7,925	7,514

Total North America	$23,434	$27,184	68,561	$87,914

Latin America	8,646	6,660	25,110	19,940
Europe, Middle East, Africa	7,918	7,460	31,015	35,718
Asia Pacific	1,606	1,834	4,149	6,466

Total International	18,170	15,954	60,274	62,124

	$41,604	$43,138	$128,835	$150,038

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenue by Product Family:
SLMS	$29,227	$23,608	$91,105	$92,035
Legacy, service, and other	12,377	19,530	37,730	58,003

Total revenue	$41,604	$43,138	$128,835	$150,038

(10)	Accounting for Uncertainty in Income Taxes

In accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), the total amount of unrecognized tax benefits, including interest and penalties, at September 30, 2007 is not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits at the date of adoption or at the quarter ended September 30, 2007. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

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

Since inception, we have incurred significant operating losses and had an accumulated deficit of $911.8 million at September 30, 2007.

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

As of September 30, 2007, we had $70.4 million of goodwill and $21.2 million of net property and equipment. Our future operating performance will be impacted by potential charges related to purchased in-process research and development for future acquisitions, and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price of the acquired companies to goodwill has a significant impact on our future operating results.

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

RESULTS OF OPERATIONS

We list in the tables below the historical condensed consolidated statement of operations data as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue	100%	100%	100%	100%
Cost of revenue	70%	65%	67%	69%

Gross profit	30%	35%	33%	31%
Operating expenses:
Research and product development	20%	21%	19%	18%
Sales and marketing	20%	22%	20%	20%
General and administrative	5%	9%	6%	7%
Amortization and impairment of intangible assets	0%	264%	0%	78%
Gain of sale of patents	(12)%		(4)%

Total operating expenses	33%	316%	41%	123%

Operating loss	(3)%	(281)%	(8)%	(92)%
Interest expense	(1)%	(2)%	(1)%	(1)%
Interest income	1%	2%	1%	1%
Other income (expense), net	0%	0%	0%	0%

Loss before income taxes	(3)%	(281)%	(8)%	(92)%
Income tax provision	0%	0%	0%	0%

Net loss	(3)%	(281)%	(8)%	(92)%

Revenue

Information about our revenue for products and services for the three and nine months ended September 30, 2007 and 2006 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Increase (Decrease)	% Change	2007	2006	Increase (Decrease)	% Change
Products	$38.9	$39.9	$(1.0)	(3)%	$120.8	$140.8	$(20.0)	(14)%
Services	2.7	3.2	(0.5)	(16)%	8.0	9.2	(1.2)	(13)%

Total	$41.6	$43.1	$(1.5)	(3)%	$128.8	$150.0	$(21.2)	(14)%

Information about our revenue for North America and International markets for the three and nine months ended September 30, 2007 and 2006 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Increase (Decrease)	% change	2007	2006	Increase (Decrease)	% change
Revenue by geography:
United States	$20.9	$25.3	$(4.4)	(17)%	$60.7	$80.4	$(19.7)	(25)%
Canada	2.5	1.9	0.6	32%	7.9	7.5	0.4	5%

Total North America	$23.4	$27.2	$(3.8)	(14)%	$68.6	$87.9	$(19.3)	(22)%

Latin America	8.7	6.6	2.1	32%	25.1	19.9	5.2	26%
Europe, Middle East, Africa	7.9	7.5	0.4	5%	31.0	35.8	(4.8)	(13)%
Asia Pacific	1.6	1.8	(0.2)	(11)%	4.1	6.4	(2.3)	(36)%

Total International	$18.2	$15.9	$2.3	14%	$60.2	$62.1	$(1.9)	(3)%

Total	$41.6	$43.1	$(1.5)	(3)%	$128.8	$150.0	$(21.2)	(14)%

Information about our revenue by product line for the three and nine months ended September 30, 2007 and 2006 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Increase (Decrease)	% change	2007	2006	Increase (Decrease)	% change
SLMS	$29.2	$23.6	$5.6	24%	$91.1	$92.0	$(0.9)	(1)%
Legacy, service, and other	12.4	19.5	(7.1)	(36)%	37.7	58.0	(20.3)	(35)%

	$41.6	$43.1	$(1.5)	(3)%	$128.8	$150.0	$(21.2)	(14)%

For the three months ended September 30, 2007, revenue decreased 3% or $1.5 million to $41.6 million from $43.1 million for the same period last year. For the nine months ended September 30, 2007, revenue decreased 14% or $21.2 million to $128.8 million from $150.0 million for the same period last year. The decrease in total revenue was primarily due to decreased demand for our legacy, service and other products compared to the prior year, particularly in the domestic region. Additionally, a reduction in customers’ capital expenditure spending contributed to the overall decrease in revenue.

Product revenue accounted for the majority of the total decrease in revenue. For the three months ended September 30, 2007, product revenue decreased $1.0 million or 3% to $38.9 million from $39.9 million, and $20.0 million or 14% to $120.8 million from $140.8 million for the nine months ended September 30, 2007, compared to the same period last year. Service revenue decreased by $0.5 million or 16% to $2.7 million from $3.2 million for the three months ended September 30, 2007 compared to 2006, and $1.2 million or 13% to $8.0 million from $9.2 million for the nine months ended September 30, 2007 compared to the same period in 2006. Service revenue represents revenue from maintenance and other services associated with product shipments.

International revenue increased 14% or $2.3 million to $18.2 million for the three months ended September 30, 2007 from $15.9 million for the same period last year, and represented 44% of total revenue compared with 37% during the same period of 2006. For the nine months ended September 30, 2007, international revenue decreased 3% or $1.9 million to $60.2 million from $62.1 million for the same period last year, and represented 47% of total revenue compared with 41% during the same period of 2006. The significant increase in the concentration of international revenue represents the increasing opportunity for our next-generation products in both existing and new network deployments among emerging international carriers in the Middle East and Latin America.

By product family, revenue for our SLMS product family increased by $5.6 million or 24% to $29.2 million from $23.6 million for the three months ended September 30, 2007 compared to the same period last year, and decreased $0.9 million or 1% to $91.1 million from $92.0 million for the nine months ended September 30, 2007, as compared to the same period last year. Quarterly SLMS revenue growth was driven by the launch of our GPON solution. Year-to-date SLMS revenue decreased over the same period last year as customers deferred capital spending to evaluate technology direction and customer consolidation continued within the industry. Revenue for our legacy products and services decreased $7.1 million or 36% to $12.4 million from $19.5 million for the three months ended September 30, 2007 as compared to the same period last year. For the nine months ended September 30, 2007, legacy products and services decreased by $20.3 million or 35% to $37.7 million from $58.0 million in the same period last year. The decrease in legacy products and services was driven by the sale of the iMarc product line at the end of

2006 and expected migration of legacy products to next generation solutions. We anticipate that the product mix will continue to shift toward next generation products within the SLMS product family.

For the three months ended September 30, 2007, no customer represented 10% or more of net revenue. For the three months ended September 30, 2006, one customer represented 12% of net revenue. For the nine months ended September 30, 2007 and September 30, 2006, no customer represented 10% or more of net revenue. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, increased $1.1 million or 4% to $29.1 million from $28.0 million for the three months ended September 30, 2007, and decreased $17.6 million or 17% to $85.8 million from $103.4 million for the nine months ended September 30, 2007 compared to the same periods in prior year. For the three months ended September 30, 2007, cost of revenue increased due to a greater mix of lower margin shipments. For the nine months ended September 30, 2007, cost of revenue decreased due to an overall decline in revenues as well as a significantly decreased obsolescence provision for legacy products as compared to prior periods. In addition, gains related to the sale of the iMarc product line during 2007 further reduced cost of revenue as compared to prior periods. Total cost of revenue was 70% and 65% of revenue for the three months ended September 30, 2007 and 2006, respectively, and 67% and 69% of revenue for the nine months ended September 30, 2007 and 2006, respectively.

In 2006, we entered into an agreement to sell inventory and certain assets related to our iMarc legacy product line to a third party. The sale of the iMarc product line was not treated as a discontinued operation since it did not represent a component of our company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon performance of certain obligations and delivery of the assets in the first quarter of 2007, we recognized a gain of $1.8 million that was recorded in cost of revenue. Upon sale of the remaining iMarc inventory during the second quarter of 2007, we recognized an additional gain to cost of revenue of $1.1 million related to the sale of the legacy iMarc product line.

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

Research and Product Development Expenses

Research and product development expenses decreased 9% or $0.8 million to $8.2 million from $9.0 million for the three months ended September 30, 2007 compared to 2006 as a result of cost reduction efforts. Research and product development expenses decreased 8% or $2.2 million to $25.3 million from $27.5 million for the nine months ended September 30, 2007 compared to 2006. This decrease was primarily attributable to non-recurring specific new product development efforts expended during the second quarter of 2006 for a potential major carrier customer. We intend to continue to invest in research and product development to attain our strategic product development objectives, while seeking to manage the associated costs through expense controls.

Sales and Marketing Expenses

Sales and marketing expenses decreased 10% or $0.9 million to $8.4 million from $9.3 million for the three months ended September 30, 2007 compared to 2006, and 15% or $4.5 million to $25.1 million from $29.6 million for the nine months ended September 30, 2007 compared to 2006. The decrease was primarily attributable to reduced commissions on lower sales volumes, a slightly lower headcount as we realigned our resources to focus on emerging markets, and reduced demonstration and trade show expenses.

General and Administrative Expenses

General and administrative expenses decreased 41% or $1.6 million to $2.3 million from $3.9 million for the three months ended September 30, 2007 compared to 2006, and 29% or $3.2 million to $7.9 million from $11.1 million for the nine months ended September 30, 2007 compared to 2006. The decrease was primarily due to reduced personnel costs, the reversal of certain contingent liabilities in the third quarter of 2007, reduced accounting and legal fees, the reversal of certain liabilities in the first quarter of 2007, and a favorable legal settlement in the second quarter of 2007.

Income Tax Provision

During the three and nine months ended September 30, 2007 and 2006, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents and investments, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At September 30, 2007, cash, cash equivalents and short-term investments, all of which are available to fund current operations, were $50.4 million. This amount includes cash and cash equivalents of $37.4 million, as compared with $47.0 million at December 31, 2006. The decrease in cash and cash equivalents was attributable to net cash used in operating and financing activities of $13.9 million and $6.6 million, respectively, offset by net cash provided by investing activities of $10.4 million.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2007 consisted of net loss of $10.9 million, adjusted for non-cash charges totaling $6.5 million, and offset by gain on sale of patents of $5.0 million and increases in operating assets net of liabilities totaling $4.5 million. The most significant components of the changes in operating assets and liabilities were increases in accounts receivable of $6.1 million and decreases in accrued and other liabilities of $2.5 million offset by decreases in inventories of $2.3 million.

Investing Activities

Net cash provided by investing activities consisted primarily of proceeds from the sale of short-term investments and sale of assets/patents of $28.1 million and $6.5 million, respectively, offset by purchases of short-term investments and property and equipment of $23.4 million and $1.1 million, respectively.

Financing Activities

Net cash used in financing activities consisted primarily of repayment of debt of $7.6 million, partially offset by proceeds from the issuance of common stock of $0.5 million and borrowings under credit facilities of $0.5 million.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents and short-term investments, which totaled $50.4 million at September 30, 2007, and our $25.0 million line of credit, under which $15.0 million was outstanding at September 30, 2007, and an additional $5.7 million was committed as security for various letters of credit. Our short-term investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities at the date of acquisition ranging from 90 days to one year. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and short-term investments will continue to be consumed by operations.

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

Future Requirements and Funding Sources

Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. As a result of the Paradyne acquisition in September 2005, we assumed a lease commitment of facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $22.8 million as of September 30, 2007. We intend to continue to occupy only a portion of these facilities and are evaluating our options to exit the excess portion of the lease. We have recorded an amount in accordance with Emerging Issues Task Force Issue No. 95-3 (EITF 95-3), which we believe is adequate to cover costs incurred to exit the excess portion of these facilities, net of estimated sublease income.

As a result of the financial demands of major network deployments and the difficulty in accessing capital markets, network service providers continue to request financing assistance from their suppliers. From time to time, we may provide or commit to extend credit or credit support to our customers. This financing may include extending credit to customers or guaranteeing the indebtedness of customers to third parties. Depending upon market conditions, we may seek to factor these arrangements to financial institutions, third parties and investors to free up our capital and reduce the amount of our financial commitments for such arrangements. For example, during the third quarter of 2007, we sold $0.3 million of customer receivables to a financial institution on a non-recourse basis. Our ability to provide customer financing is limited and depends upon a number of factors, including our capital structure, the level of our available credit and our ability to factor commitments to third parties. Any extension of financing to our customers will limit the capital that we have available for other uses. Currently, we do not have any significant customer financing related commitments.

In March 2004, we filed a Form S-3 registration statement which allows us to sell, from time to time, up to $100 million of our common stock or other securities. Although we may use this multi-purpose shelf registration to raise additional capital, there can be no certainty as to when or if we may offer any securities under the shelf registration or what the terms of any such offering would be.

Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of September 30, 2007, two customers accounted for 16% and 14% of accounts receivable, respectively, and receivables from customers in territories outside of the United States of America represented 65% of accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments and available credit facilities will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Contractual Commitments and Off-Balance Sheet Arrangements

At September 30, 2007, our future contractual commitments by fiscal year are as follows (in thousands):

	Payments due by period
	Total	2007	2008	2009	2010	2011	2012 and beyond
Operating leases	$24,148	$1,339	$4,803	$4,597	$4,478	$4,478	$4,453
Line of credit	15,000	15,000	—	—	—	—	—
Debt	19,471	69	285	315	342	18,460	—
Inventory purchase commitments	14	14	—	—	—	—	—

Total future contractual commitments	$58,633	$16,422	$5,088	$4,912	$4,820	$22,938	$4,453

The operating lease amounts shown above represent off-balance sheet arrangements to the extent that a liability is not already recorded on our balance sheet. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet, net of estimated sublease income. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. The debt and line of credit obligations have been recorded on our balance sheet. The debt obligation amounts shown above represent the scheduled principal repayments, but not the associated interest payments which may vary based on changes in market interest rates. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. At September 30, 2007, the interest rate on our outstanding debt obligations ranged from 7.75% to 8.3%. Inventory purchase commitments represent the amount of excess inventory purchase commitments that have been recorded on our balance sheet at September 30, 2007. As of September 30, 2007 and December 31, 2006, we had $5.7 million and $10.2 million, respectively, committed as security under our line of credit.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Cash and cash equivalents	$37,412	$46,973
Short-term investments	12,980	17,337

	$50,392	$64,310

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts, commercial paper, and debt securities of domestic municipalities with credit ratings of AA or better. Cash and cash equivalents and short-term investments are principally held with various domestic financial institutions with high-credit standing. As of September 30, 2007, two customers accounted for 16% and 14% of accounts receivable, respectively, and as of December 31, 2006, no customer represented 10% or more of accounts receivable. As of September 30, 2007 and December 31, 2006, receivables from customers in territories outside of the United States of America represented 65% and 48%, respectively, of accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We do not use derivative financial instruments in our investment portfolio. We do not hold financial instruments for trading or speculative purposes. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Under our investment policy, short-term investments have a maximum maturity of one year from the date of acquisition, and the average maturity of the portfolio cannot exceed six months. Due to the relatively short maturity of the portfolio, a 10% increase in market interest rates at September 30, 2007 would decrease the fair value of the portfolio by less than $0.1 million.

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

We have performed sensitivity analyses as of September 30, 2007 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $1.3 million at September 30, 2007. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

The Exhibit Index on page 27 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: November 5, 2007	By:	/s/ Morteza Ejabat
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/s/ Kirk Misaka
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer