Form 10-K
period 2007-12-31
ZHONE TECHNOLOGIES INC
filed 2008-03-06
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of January 31, 2008, there were 150,025,274 shares outstanding of the registrant’s common stock, $0.001 par value. As of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of common stock held by non-affiliates of the registrant was approximately $159,112,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

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

Industry Background

Over the past several years, the communications network industry has experienced rapid expansion as the internet and the proliferation of bandwidth intensive applications and services have led to an increased demand for high bandwidth communications networks. The broad adoption of new technologies such as MP3 players, digital cameras and high definition televisions allow music, pictures, user-generated content (as found on the many video-sharing sites) and high definition video to be a growing part of consumers’ regular exchange of information. All of these new technologies share a common dependency on high bandwidth communication networks and sophisticated traffic management tools. However, network service providers have struggled to meet the increased demand for high speed broadband access due to the constraints of the existing communications network infrastructure. This infrastructure consists of two interconnected networks:

•	the “core” network, which interconnects service providers with each other; and

•	the “access” network, which connects end-users to a service provider’s closest facility.

To address the increased demand for higher transmission speeds via greater bandwidth, service providers have expended significant capital over the past decade to upgrade the core network by replacing much of their copper infrastructure with high-speed optical infrastructure. While the use of fiber optic equipment in the core network has relieved the bandwidth capacity constraints in the core network between service providers, the access network continues to be a “bottleneck” that severely limits the transmission speed between service providers and end-users. As a result, communications in the core network can travel at up to 10 gigabits per second, while in stark contrast, many communications over the access network throughout the world still occur at a mere 56 kilobits per second, a speed that is 175,000 times slower. At 56 kilobits per second, it may take several minutes to access even a modestly media laden website and several hours to download large files. Fiber access lines have the potential to remedy this disparity, but re-wiring every home or business with fiber optic cable is both cost prohibitive and extremely time consuming. Consequently, solving the access network bottleneck has typically required more efficient use of the existing copper wire infrastructure and support for the gradual migration from copper to fiber.

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

More recently, regulatory changes have introduced new competitors in the telecommunication services industry. Cable operators, with extensive networks designed originally to provide only video programming, have collaborated to adopt new packet technologies that leverage their hybrid fiber/coaxial cable infrastructure. Using more recent technologies, cable operators have begun to cost-effectively deliver new service bundles. The new service offerings provide not only enhanced features and capabilities, but also allow the cable operators to deliver these services over a common network. The resulting cost-efficiencies realized by cable operators are difficult for incumbent telephone companies to match. Even with the telephone companies’ legacy voice switches fully paid for, maintaining separate networks for their circuit-based voice and packet-based video and data networks is operationally non-competitive. Perhaps even more important than economic efficiencies, by integrating these services over a common packet infrastructure, cable operators will realize levels of integration between applications and new features that will be difficult to achieve from a multi-platform solution. Despite these benefits, coaxial cable has its own share of limitations. Unlike DSL, coaxial cable shares its bandwidth among all customers connected to it. Consequently, as new customers are added to coaxial cable networks, performance decreases. As a shared medium, large numbers of subscribers who simultaneously access the same segment of the coaxial cable network can potentially compromise performance and security. This represents a source of strategic advantage for telecom operators who employ technology designed to maximize their service capabilities on the point-to-point (i.e. not shared) architecture of their copper infrastructure. This increased competition has placed significant pressure on all network service providers. With significant service revenues at risk, these service providers have started to make investments to upgrade their networks and broaden their service offerings. In response to these competitive pressures, existing service providers have commenced a search for ways to modernize their legacy networks, to enable delivery of additional high bandwidth, high margin services, and to lower the cost of delivering these services.

The Zhone Solution

We believe that we are the first company dedicated solely to developing the full spectrum of next-generation access network solutions to cost-effectively deliver high bandwidth services while simultaneously preserving the investment in today’s networks. Our next-generation solutions are based upon our Single Line Multi-Service, or SLMS, architecture. From its inception, this SLMS architecture was specifically designed for the delivery of multiple classes of subscriber services (such as voice, data and video distribution), rather than being based on a particular protocol or media. In other words, our SLMS products are built to support the migration from legacy circuit to packet technologies and from copper to fiber technologies. This flexibility and versatility allows our products to adapt to future technologies while allowing service providers to focus on the delivery of additional high bandwidth services. Because this SLMS architecture is designed to interoperate with existing legacy equipment, service providers can leverage their existing networks to deliver a combination of voice, data and video services today, while they migrate, either simultaneously or at a future date, from legacy equipment to next-generation equipment with minimal interruption. We believe that our SLMS solution provides an evolutionary path for service providers using their existing infrastructures, as well as giving newer service providers the capability to deploy cost-effective, multi-service networks that can support voice, data and video.

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

Fiber to the Home, Premise, Node, or Curb (FTTx) — We provide support for the full range of fiber-based access network architectures that are seeing increased use by today’s carriers. In many markets worldwide, both business and residential demand for bandwidth is growing to the point where the deployment of fiber in the access network is increasingly desirable. Where copper loops are plentiful and where civil restrictions make fiber deployment all the way to the customer premises prohibitively expensive, if not impossible, many operators are choosing to deploy fiber from central offices to neighborhoods and then using VDSL2 over copper to deliver broadband connectivity over the last hundred meters or so. In other circumstances operators choose to deploy passive optical networks (PON) all the way to the customer premises, where a single fiber’s bandwidth is shared through splitters with up to 64 subscribers. Some circumstances demand so-called “home run” fiber networks (with dedicated fiber resources linking every customer directly to the central office) to maximize bandwidth or service segmentation. By supporting all these architectures within a common SLMS-based platform, we provide carriers maximum flexibility to build the network that best suits their needs.

Ethernet Service Delivery – We offer a complete array of equipment that allows carriers to deliver ethernet services over copper or fiber. For business subscribers, our ethernet over copper product family allows carriers to quickly deliver ethernet services over existing copper SHDSL or T1/E1 circuits. Multiple circuits can be bonded to provide over 70 Megabits per second, enough to deliver ample ethernet bandwidth to satisfy business subscribers’ growing service requirements. This copper-based solution provides a compelling alternative to burying fiber and dedicating valuable fiber strands to long-haul ethernet services to small and medium enterprises.

The Zhone Strategy

Our strategy has been to combine internal development with acquisitions of established access equipment vendors to achieve the critical mass required of telecommunications equipment providers. We expect that our future growth will focus primarily on organic growth in emerging technology markets. Going forward, the key elements of our strategy include:

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

Product Portfolio

Our products provide the framework around which we are designing and developing high speed communications software and equipment for the access network. All of the products listed below are currently available and being shipped to customers. Our products span two distinct categories:

SLMS Products

Our SLMS products address three areas of customer requirements. Our Broadband Aggregation and Service products aggregate, concentrate and optimize communications traffic from copper and fiber networks. These products are deployed in central offices, remote offices, points of presence, curbsides, data and co-location centers, and large enterprises. Our Customer Premise Equipment, or CPE, products offer a cost-effective solution for combining analog voice and data services to the subscriber’s premises over a single platform. The Zhone Management System, or ZMS, product provides optional software tools to help manage aggregation and customer premises network hardware. These products deliver voice, data and video interface connectivity for broadcast and subscription television, internet routers and traditional telephony equipment.

Our SLMS products include:

Category	Product	Function
Broadband Aggregation and Service	MALC	Multi-Access Line Concentrator
	Raptor	Scalable DSLAM
	MALC-OLT	FTTx Optical Line Terminal
	4000 /8000 /12000	DSLAMs
Customer Premise Equipment (CPE)	EtherXtend	Ethernet Over Copper
	16xx, 17xx, 6xxx zNID	Wireline/Wireless DSL Modems Optical Network Terminals
Network and Subscriber Management	ZMS	Zhone Management System

Legacy, Service and Other Products

Our legacy products support a variety of voice and data services, and are broadly deployed by service providers worldwide. Our legacy products during 2007 and 2006 included:

Product	Function
IMACS	Multi-Access Multiplexer
Access Node	Access Concentrator
GigaMux	Optical Transport
iMarc	TDM and IP Demarc Platform

In December 2006, we sold our legacy iMarc product line, in December 2007, we sold our legacy Access Node product line and in January 2008, we sold our legacy GigaMux product line.

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

Customers

We sell our products and services to network service providers that offer voice, data and video services to businesses, governments, utilities and residential consumers. Our global customer base includes regional, national and international telecommunications carriers, as well as leading cable service providers. To date, our products are deployed by over 600 network service providers on six continents worldwide. No customer accounted for 10% or more of total revenue in 2007 or 2006.

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

We conduct the majority of our research and product development activities at our Oakland, California campus. In Oakland, we have built an extensive communications laboratory with hundreds of access infrastructure products from multiple vendors that serve as an interoperability and test facility. This facility allows us to emulate a communications network with serving capacity equivalent to that supporting a city of 350,000 residents. We also have focused engineering staff and activities at additional development centers located in Alpharetta, Georgia, Largo, Florida, Westlake Village, California, and Portsmouth, New Hampshire.

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

We continue our commitment to invest in leading edge technology research and development. Our research and product development expenditures were $32.7 million, $36.1 million, and $27.1 million in 2007, 2006 and 2005, respectively. All of our expenditures for research and product development costs, as well as stock-based compensation expense relating to research and product development, have been expensed as incurred. These amounts include stock-based compensation of $0.7 million and $1.6 million reported under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R) for 2007 and 2006, respectively, and $0.2 million reported under APB 25 for 2005. In addition, we also charged to expense purchased in-process research and development relating to acquisitions of $1.2 million in 2005. We plan to continue to support the development of new products and features, while seeking to carefully manage associated costs through expense controls.

Intellectual Property

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks and trade secret laws. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a number of patents and trademarks in the United States and in other countries. There can be no assurance, however, that these rights can be successfully enforced against competitive products in every jurisdiction. Although we believe the protection afforded by our patents, copyrights, trademarks and trade secrets has value, the rapidly changing technology in the networking industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on the protection afforded by patent, copyright, trademark, and trade secret laws. In addition, during 2007 and 2006, we sold certain of our non-strategic patents for $5 million and $9 million, respectively.

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

Backlog

Our backlog consists of purchase orders for products and services that we expect to ship or perform within the next year. At December 31, 2007, our backlog was $14.0 million, as compared to $5.5 million at December 31, 2006. We consider backlog to be an indicator, but not the sole predictor, of future sales because our customers may cancel or defer orders without penalty.

Competition

We compete in the communications equipment market, providing products and services for the delivery of voice, data and video services. This market is characterized by rapid change, converging technologies and a migration to solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors, including Alcatel-Lucent, Calix, Huawei, and Occam Networks, among others. In addition, a number of companies have introduced products that address the same network needs that our products address, both domestically and abroad. The overall number of our competitors may increase, and the identity and composition of competitors may change. As we continue to expand our sales globally, we may see new competition in different geographic regions. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. Many of our competitors have greater financial, technical, sales and marketing resources than we do.

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

Manufacturing

Prior to the acquisition of Paradyne Networks, Inc., or Paradyne, in September 2005, we historically employed an outsourced manufacturing strategy that relied on contract manufacturers and in-house final assembly, test, and shipment. Since the acquisition of Paradyne, we have been manufacturing a significant majority of our products at our manufacturing facility in Florida.

Our parts and components are procured from a variety of qualified suppliers in the U.S., Far East, Mexico, and other countries around the world per our Approved Supplier List and detailed engineering specifications. We also acquire completed products from certain suppliers and configure and ship from our facility. Some of these purchases are significant. We purchase both standard off-the-shelf parts and components, which are generally available from more than one supplier, and single-source parts and components. We have generally been able to obtain adequate supplies to meet customer demand in a timely manner from our current vendors, or, when necessary, from alternate vendors. We believe that alternate vendors can be identified if current vendors are unable to fulfill our needs, or design changes can be made to employ alternate parts.

We design, specify, and monitor all of the tests that are required to meet our internal and external quality standards. Our manufacturing and test engineers work closely with our design engineers to ensure manufacturability and testability of our products, and to ensure that manufacturing and testing processes evolve as our technologies evolve. Our manufacturing engineers specify, build, or procure our test stations, establish quality standards and protocols, and develop comprehensive test procedures and processes to assure the reliability and quality of our products. These processes and tests are reviewed by our design engineers to ensure they meet the intent of the design. Products that are procured complete or partially complete are inspected, tested, and audited for quality control.

Our manufacturing quality system is ISO-9001 and is certified to ISO-9001 by our external registrar. ISO-9001 ensures our processes are documented, followed, and continuously improved. Internal audits are conducted on a regular schedule by our quality assurance personnel, and external audits are conducted by our external registrar every six months. Our quality system is based upon our model for quality assurance in design, development, production, installation, and service to ensure our products meet rigorous quality standards.

We believe that we have sufficient production capacity to meet current and future demand for our product offerings through a combination of existing and added capacity, additional employees, or the outsourcing of products or components.

Compliance with Regulatory and Industry Standards

Our products must comply with a significant number of voice and data regulations and standards which vary between the U.S. and international markets, and which vary between specific international markets. Standards for new services continue to evolve, and we may need to modify our products or develop new versions to meet these standards. Standards setting and compliance verification in the U.S. are determined by the Federal Communications Commission, or FCC, Underwriters Laboratories, Quality Management Institute, Telcordia Technologies, Inc., and other communications companies. In international markets, our products must comply with standards issued by the European Telecommunications Standards Institute, or ETSI, and implemented and enforced by the telecommunications regulatory authorities of each nation.

Environmental Matters

Our operations and manufacturing processes are subject to federal, state, local and foreign environmental protection laws and regulations. These laws and regulations relate to the use, handling, storage, discharge and disposal of certain hazardous materials and wastes, the pre-treatment and discharge of process waste waters and the control of process air pollutants.

We believe that our operations and manufacturing processes currently comply in all material respects with applicable environmental protection laws and regulations. If we fail to comply with any present and future regulations, we could be subject to future liabilities, the suspension of production or a prohibition on the sale of our products. In addition, such regulations could require us to incur other significant expenses to comply with environmental regulations, including expenses associated with the redesign of any non-compliant product. From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. For example, in 2003 the European Union enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE), for implementation in European Union member states. We are aware of similar legislation that is currently in force or is being considered in the United States, as well as other countries. Our failure to comply with any of such regulatory requirements or contractual obligations could result in our being liable for costs, fines, penalties and third-party claims, and could jeopardize our ability to conduct business in countries in the jurisdictions where these regulations apply.

Employees

As of December 31, 2007, we employed 461 individuals worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Executive Officers

Set forth below is information concerning our executive officers and their ages as of December 31, 2007.

Name	Age	Position
Morteza Ejabat	57	Chief Executive Officer, President and Chairman of the Board of Directors
Kirk Misaka	49	Chief Financial Officer, Corporate Treasurer and Secretary

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

Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition that could adversely affect our stock price. In addition, public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In addition, if our average market capitalization falls below the carrying value of our assets for an extended period of time, this may indicate that the fair value of our net assets is below their carrying value, and may result in recording impairment charges related to our goodwill and other intangible assets. At December 31, 2007, we had goodwill with a carrying value of $70.4 million.

We have incurred significant losses to date and expect that we will continue to incur losses in the foreseeable future. If we fail to generate sufficient revenue to achieve or sustain profitability, our stock price could decline.

We have incurred significant losses to date and expect that we will continue to incur losses in the foreseeable future. Our net losses for 2007 and 2006 were $12.1 million and $142.7 million, respectively, and we had an accumulated deficit of $913.1 million at December 31, 2007. We have significant fixed expenses and expect that we will continue to incur substantial manufacturing, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the ongoing development of our business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to acquisitions and the integration of new technologies and other acquisitions that may occur in the future. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue to achieve or sustain profitability, we will continue to incur substantial operating losses and our stock price could decline.

We have significant debt obligations, which could adversely affect our business, operating results and financial condition.

As of December 31, 2007, we had approximately $34.4 million of total debt, of which $15.3 million was current and $19.1 million was long-term. Our debt obligations could materially and adversely affect us in a number of ways, including:

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

As a result, we may need to raise substantial additional capital. Additional capital, if required, may not be available on acceptable terms, or at all. For example, U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in credit markets may negatively impact our ability to access debt financing on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. The recent events in the U.S. credit markets have also had an adverse effect on other U.S. financial markets, which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which would harm our business, financial condition and results of operations.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements, frequent new product introductions and changes in communications offerings from network service provider customers. Our future success depends on our ability to anticipate or adapt to such changes and to offer, on a timely and cost-effective basis, products that meet changing customer demands and industry standards. We may not have sufficient resources to successfully and accurately anticipate customers’ changing needs and technological trends, manage long development cycles or develop, introduce and market new products and enhancements. The process of developing new technology is complex and uncertain, and if we fail to develop new products or enhancements to existing products on a timely and cost-effective basis, or if our new products or enhancements fail to achieve market acceptance, our business, financial condition and results of operations would be materially adversely affected.

Because our products are complex and are deployed in complex environments, our products may have defects that we discover only after full deployment by our customers, which could seriously harm our business.

We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains defects or programming flaws that can unexpectedly interfere with expected operations. In addition, our products are complex and are designed to be deployed in large quantities across complex networks. Because of the nature of these products, they can only be fully tested when completely deployed in large networks with high amounts of traffic, and there is no assurance that our pre-shipment testing programs will be adequate to detect all defects. As a result, our customers may discover errors or defects in our hardware or software, or our products may not operate as expected, after they have been fully deployed by our customers. If we are unable to cure a product defect, we could experience damage to our reputation, reduced customer satisfaction, loss of existing customers and failure to attract new customers, failure to achieve market acceptance, reduced sales opportunities, loss of revenue and market share, increased service and warranty costs, diversion of development resources, legal actions by our customers, and increased insurance costs. Defects, integration issues or other performance problems in our products could also result in financial or other damages to our customers. Our customers could seek damages for related losses from us, which could seriously harm our business, financial condition and results of operations. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly. The occurrence of any of these problems would seriously harm our business, financial condition and results of operations.

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

The target customers for our products are network service providers that operate voice, data and video communications networks. There are a limited number of potential customers in our target market. While no customer accounted for more than 10% of our revenue in 2007 or 2006, we expect that a significant portion of our future revenue will depend on sales of our products to a limited number of customers. Any failure of one or more customers to purchase products from us for any reason, including any downturn in their businesses, would seriously harm our business, financial condition and results of operations.

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

Industry and economic conditions have weakened the financial position of some of our customers and their ability to access capital to finance their business operations, including capital expenditures. To sell to some of these customers, we may be required to assume incremental risks of uncollectible accounts or to extend credit or credit support. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves, including factoring credit arrangements to financial institutions, it is possible that we may have to defer revenue until cash is collected or write down or write off uncollectible accounts. Such write-downs or write-offs, if large, could have a material adverse effect on our operating results and financial condition.

The market we serve is highly competitive and we may not be able to compete successfully.

Competition in the communications equipment market is intense. This market is characterized by rapid change, converging technologies and a migration to networking solutions that offer superior advantages. We are aware of many companies in related markets that address particular aspects of the features and functions that our products provide. Currently, our primary competitors include Alcatel-Lucent, Calix, Huawei, and Occam

Networks, among others. We also may face competition from other large communications equipment companies or other companies that may enter our market in the future. In addition, a number of companies have introduced products that address the same network needs that our products address, both domestically and abroad. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical, sales and marketing resources than we do and may be able to undertake more extensive marketing efforts, adopt more aggressive pricing policies and provide more customer financing than we can. In particular, we are encountering price-focused competitors from Asia, especially China, which places pressure on us to reduce our prices. If our competitors offer deep discounts on certain products, we may need to lower prices or offer other favorable terms in order to compete successfully. Moreover, our competitors may foresee the course of market developments more accurately than we do and could develop new technologies that render our products less valuable or obsolete.

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

As of December 31, 2007, we had acquired twelve companies or product lines since we were founded in 1999. Further, we may acquire additional businesses, products or technologies in the future. On an ongoing basis, we may evaluate acquisitions of, or investments in, complementary companies, products or technologies to supplement our internal growth. Also, in the future, we may encounter difficulties identifying and acquiring suitable acquisition candidates on reasonable terms.

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

Economic conditions worldwide have contributed to slowdowns in the communications industry and may impact our business. Our customers and potential customers continue to experience a severe economic slowdown that has led to significant decreases in their revenues. In addition, recent disruptions in U.S. financial markets have limited the ability of some of our customers and potential customers to access the capital needed to finance their business operations, including capital expenditures on new equipment and equipment upgrades. For most of the last decade, the markets for our equipment have been influenced by the entry into the communications services business of a substantial number of new companies. In the United States, this was due largely to changes in the regulatory environment, in particular those brought about by the Telecommunications Act of 1996. These new companies raised significant amounts of capital, much of which they invested in new equipment, causing acceleration in the growth of the markets for communications equipment. More recently, there has been a reversal of this trend, including the failure of a large number of the new entrants and a sharp contraction of the availability of capital to the industry. This industry trend has been compounded by the weakness in the United States economy as well as the economies in virtually all of the countries in which we market our products. In addition, the continuing turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, particularly the continuing tension in and surrounding Iraq, may continue to adversely affect global economic conditions. If the economic, market and geopolitical conditions in the United States and the rest of the world do not improve, or if they deteriorate, we may experience material adverse impacts on our business, operating results and financial condition.

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

We have historically used stock options as a key component of our employee compensation program in order to align the interests of our employees with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. In the first quarter of 2006, we adopted SFAS 123R, which required the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. As a result, starting with fiscal 2006, our operating results contain a charge for share-based compensation expense related to employee stock options and employee stock purchases. This charge is in addition to share-based compensation expense we have recognized in prior periods related to stock options under APB Opinion No. 25. As a result of the adoption of SFAS 123R, beginning with fiscal 2006, our earnings were lower than they would have been had we not been required to adopt SFAS 123R. This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock. If the trading price of our common stock declines, this would reduce the value of our share-based compensation to our present employees and could affect our ability to retain them. In addition, in recent periods, some of our employee stock options have had exercise prices in excess of our stock price, which reduces their value to employees and could affect our ability to retain present, or attract prospective employees. Moreover, difficulties relating to obtaining stockholder approval of equity compensation plans could make it harder or more expensive for us to grant share-based payments to employees in the future.

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

Our intellectual property rights may prove difficult to protect and enforce.

We generally rely on a combination of copyrights, patents, trademarks and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our technology is difficult, and we do not know whether the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as extensively as in the United States. We cannot assure you that our pending, or any future, patent applications will be granted, that any existing or future patents will not be challenged, invalidated, or circumvented, or that any existing or future patents will be enforceable. While we are not dependent on any individual patents, if we are unable to protect our proprietary rights, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time and effort required to create the innovative products.

We may be subject to intellectual property infringement claims that are costly and time consuming to defend and could limit our ability to use some technologies in the future.

Third parties have in the past and may in the future assert claims or initiate litigation related to patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to us. The asserted claims or initiated litigation can include claims against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products, or components of those products. We have received correspondence from companies claiming that many of our products are using technology covered by or related to the intellectual property rights of these companies and inviting us to discuss licensing arrangements for the use of the technology. Regardless of the merit of these claims, intellectual property litigation can be time consuming and costly, and result in the diversion of technical and management personnel. Any such litigation could force us to stop selling, incorporating or using our products that include the challenged intellectual property, or redesign those products that use the technology. In addition, if a party accuses us of infringing upon its proprietary rights, we may have to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all. If we are unsuccessful in any such litigation, we could be subject to significant liability for damages and loss of our proprietary rights. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

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

The FCC has jurisdiction over the entire communications industry in the United States and, as a result, our existing and future products and our customers’ products are subject to FCC rules and regulations. Changes to current FCC rules and regulations and future FCC rules and regulations could negatively affect our business. The uncertainty associated with future FCC decisions may cause network service providers to delay decisions regarding their capital expenditures for equipment for broadband services. In addition, international regulatory bodies establish standards that may govern our products in foreign markets. Changes to or future domestic and international regulatory requirements could result in postponements or cancellations of customer orders for our products and services, which would harm our business, financial condition and results of operations. Further, we cannot be certain that we will be successful in obtaining or maintaining regulatory approvals that may, in the future, be required to operate our business.

The ability of unaffiliated stockholders to influence key transactions, including changes of control, may be limited by significant insider ownership, provisions of our charter documents and provisions of Delaware law.

At December 31, 2007, our executive officers, directors and entities affiliated with them beneficially owned, in the aggregate, approximately 29% of our outstanding common stock. These stockholders, if acting together, will be able to influence substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of our company even if such a transaction would be beneficial to our other stockholders. In addition, provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

Our business and operations are especially subject to the risks of earthquakes and other natural catastrophic events.

Our corporate headquarters, including a significant portion of our research and development operations, are located in Northern California, a region known for seismic activity. Additionally, some of our facilities, including our manufacturing facilities, are located near geographic areas that have experienced hurricanes in the past. A significant natural disaster, such as an earthquake, hurricane, fire, flood or other catastrophic event, could severely affect our ability to conduct normal business operations, and as a result, our future operating results could be materially and adversely affected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our worldwide headquarters are located at our Oakland, California campus. In March 2001, we purchased the land and buildings in Oakland, California which we had previously leased under a synthetic lease agreement. As part of the financing for the purchase, we granted a deed of trust on the property to the lender and were required to transfer the land and buildings to a new wholly-owned consolidated subsidiary, Zhone Technologies Campus, LLC, from which we currently lease the land and buildings. We are the sole member and manager of Zhone Technologies Campus, LLC. Our lease for this facility will expire in March 2011. The Oakland campus consists of three buildings with an aggregate of approximately 180,000 square feet, and is used for our executive offices, research and product development activities, and manufacturing and warehousing.

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

ITEM 3.    LEGAL PROCEEDINGS

Paradyne Matters

As a result of our acquisition of Paradyne, we became involved in various legal proceedings, claims and litigation, including those identified below, relating to the operations of Paradyne prior to our acquisition of Paradyne.

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

Other Matters

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position or results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods.

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

2007:
	High	Low
Fourth Quarter ended December 31, 2007	$1.64	$1.16
Third Quarter ended September 30, 2007	1.45	1.06
Second Quarter ended June 30, 2007	1.58	1.17
First Quarter ended March 31, 2007	1.37	1.12

2006:
	High	Low
Fourth Quarter ended December 31, 2006	$1.55	$0.97
Third Quarter ended September 30, 2006	2.10	1.03
Second Quarter ended June 30, 2006	2.73	1.81
First Quarter ended March 31, 2006	2.87	2.03

As of December 31, 2007, there were 1,872 registered stockholders of record. A substantially greater number of holders of Zhone common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during 2007.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data has been derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” To date, we have generated a significant amount of revenue from sales of products obtained through acquisitions, as well as incurred significant acquisition related charges such as in-process research and development charges as discussed in Note 2 to the consolidated financial statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations. During the years ended December 31, 2007, 2006, 2005, 2004 and 2003, we recorded charges of zero, $113.7 million, $102.1 million, $0.2 million, and zero, respectively, related to the impairment of acquisition related intangibles and goodwill as discussed in Note 3 to the consolidated financial statements. In addition, all per share and weighted average share data for 2003 has been restated retroactively to reflect the effect of the Tellium merger in November 2003. The historical results are not necessarily indicative of results to be expected for any future period.

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$175,448	$194,344	$151,828	$97,168	$83,138
Cost of revenue (1)	116,370	131,749	88,958	55,305	51,081

Gross profit	59,078	62,595	62,870	41,863	32,057

Operating expenses:
Research and product development (1)	32,720	36,099	27,062	23,791	23,147
Sales and marketing (1)	33,192	38,225	29,756	22,417	15,618
General and administrative (1)	10,170	14,036	14,534	10,772	6,151
Purchased in-process research and development	—	—	1,190	8,631	—
Gain on sale of fixed assets	(659)	—	—	—	—
Gain on sale of intangible assets	(5,000)	—	—	—	—
Litigation settlement	—	—	—	—	1,600
Amortization of intangible assets	—	2,764	12,452	9,893	7,942
Impairment of intangible assets and goodwill	—	113,666	102,106	239	—

Total operating expenses	70,423	204,790	187,100	75,743	54,458

Operating loss	(11,345)	(142,195)	(124,230)	(33,880)	(22,401)
Interest expense	(2,213)	(2,774)	(3,357)	(3,991)	(3,944)
Interest income	1,813	2,328	1,433	1,312	400
Other income (expense), net	37	239	(522)	1,118	992

Loss before income taxes	(11,708)	(142,402)	(126,676)	(35,441)	(24,953)
Income tax provision (benefit)	394	264	215	205	(7,778)

Net loss	(12,102)	(142,666)	(126,891)	(35,646)	(17,175)
Accretion on preferred stock	—	—	—	—	(12,700)

Net loss applicable to holders of common stock	$(12,102)	$(142,666)	$(126,891)	$(35,646)	$(29,875)

Basic and diluted net loss per share applicable to holders of common stock	$(0.08)	$(0.96)	$(1.13)	$(0.42)	$(1.87)
Shares used in per-share calculation	149,623	148,727	112,004	85,745	15,951

(1) Amounts include stock-based compensation cost as follows:
Cost of revenue	$296	$892	$153	$210	$(85)
Research and product development	717	1,632	223	581	652
Sales and marketing	603	1,380	226	459	(241)
General and administrative	1,250	1,601	2,670	356	827

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$50,165	$64,310	$71,140	$65,216	$98,256
Working capital	77,496	83,872	102,521	71,789	82,301
Total assets	223,406	240,182	380,105	325,227	274,877
Long-term debt, including current portion	19,405	27,049	29,767	41,313	33,391
Stockholders’ equity	$149,547	$157,604	$291,789	$229,784	$186,879

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

Our product offerings fall within two categories: (1) the SLMS product family and (2) legacy, services, and other. Commencing with the first quarter of 2007, we have reported our optical transport business with our legacy, services and other product category. We have reclassified prior period balances in order to conform to the current period’s presentation. We sold our legacy iMarc product line in December 2006, our legacy Access Node product line in December 2007 and our legacy GigaMux product line in January 2008.

Our global customer base includes regional, national and international telecommunications carriers, as well as cable service providers. To date, our products are deployed by over 600 network service providers on six continents worldwide. We believe that we have assembled the employee base, technological breadth and market presence to provide a simple yet comprehensive set of next-generation solutions to the bandwidth bottleneck in the access network and the other problems encountered by network service providers when delivering communications services to subscribers.

Since inception, we have incurred significant operating losses and had an accumulated deficit of $913.1 million as of December 31, 2007.

Going forward, our key financial objectives include the following:

•	Increasing revenue while continuing to carefully control costs;

•	Continued investments in strategic research and product development activities that will provide the maximum potential return on investment; and

•	Minimizing consumption of our cash and short-term investments.

Acquisitions

Since inception, we have utilized a strategy of acquisitions to acquire customers, technology and build scale within the network access markets. As of December 31, 2007, we had completed twelve acquisitions of complementary companies, products or technologies to supplement our internal growth. To date, we have generated a significant amount of our revenue from sales of products obtained through acquisitions. Some of the more significant acquisitions have included Paradyne in September 2005, Sorrento Networks Corporation in July 2004, and Tellium Inc. in November 2003.

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

Revenue Recognition

We recognize revenue when the earnings process is complete. We recognize product revenue upon shipment of product under contractual terms which transfer title to customers upon shipment, under normal credit terms, net of estimated sales returns and allowances at the time of shipment. Revenue is deferred if there are significant post-delivery obligations, if collection is not considered reasonably assured at the time of sale, or if the fees are not fixed or determinable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. Our arrangements generally do not have any significant post-delivery obligations. We offer products and services such as support, education and training, hardware upgrades and post-warranty support. For multiple element revenue arrangements, we establish the fair value of these products and services based primarily on sales prices when the products and services are sold separately. If fair value cannot be established for undelivered elements, all of the revenue under the arrangement is deferred until those elements have been delivered. When collectibility is not reasonably assured, revenue is recognized when cash is collected. Revenue from education services and support services is recognized over the contract term or as the service is performed. We make certain sales to product distributors. These customers are given certain privileges to return a portion of inventory. Return privileges generally allow distributors to return inventory based on a percent of purchases made within a specific period of time. We recognize revenue on sales to distributors that have contractual return rights when the products have been sold by the distributors, unless there is sufficient customer specific sales and sales returns history to support revenue recognition upon shipment. In those instances when shipments made to distributors are recognized upon shipment of the products from the factory, we use historical rates of return from the distributors to provide for estimated product returns in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists. We accrue for warranty costs, sales returns and other allowances at the time of shipment based on historical experience and expected future costs.

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

Valuation of Long-Lived Assets, Including Goodwill and Other Acquisition-Related Intangible Assets

Our long-lived assets have consisted primarily of goodwill, other acquisition-related intangible assets and property and equipment. We review goodwill for impairment in November of each year, or more frequently if events or circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). Such events or circumstances include, but are not limited to, a significant decrease in the benefits realized from an acquired business, difficulty and delays in integrating an acquired business, a significant change in the operations of an acquired business, or significant negative economic trends, such as stock price movements. The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. We have determined that we operate in a single segment with one operating unit. We estimate the fair value of our reporting unit based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, we are required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and we are not required to perform further testing. If the carrying value exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit. An impairment loss is recognized to the extent that the carrying amount exceeds the implied fair value of the reporting unit.

During 2006 and 2005, we determined that indicators of impairment existed, resulting in an impairment charge to goodwill of $110.5 million and $55.2 million, respectively. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our goodwill may change in the future, which could result in additional non-cash impairment charges that would adversely affect our results of operations and financial condition. As of December 31, 2007, we had $70.4 million of goodwill.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets, including intangible assets subject to amortization and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows attributable to that asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future net undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

During 2006 and 2005, we determined that indicators of impairment related to our intangible assets existed and an impairment analysis was performed, resulting in an impairment loss to amortizable intangible assets of $3.2 million and $46.9 million, respectively. As a result of the impairment charges, our amortizable intangible assets at December 31, 2007 and December 31, 2006 were zero. At December 31, 2007, our other long-lived assets consisted of $20.8 million of net property and equipment.

Stock-Based Compensation

In the first quarter of 2006, we adopted SFAS No. 123R (revised 2004), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We adopted the modified prospective method of transition under which prior periods are not restated for comparative purposes. We have estimated the fair value of stock-based payment awards on the date of grant using the Black Scholes pricing model, which is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rate and expected dividends. The expected stock price volatility is based on the weighted average of the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options and historical volatility of our peers where we lack our own historical information. We base our expected life assumption on our historical experience and on the terms and conditions of the stock awards we grant to employees. Risk free interest rates reflect the yield on zero-coupon U.S. Treasury securities. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero.

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

Fair value stock-based compensation expense under SFAS 123R for the year ended December 31, 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the provisions of SFAS 123R, we changed our method of attributing the value of stock-based compensation to expense from the accelerated method to the straight line method. Compensation expense for all employee share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated method while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight line method.

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

Operating Lease Liabilities

As a result of our acquisition of Paradyne in September 2005, we assumed certain lease liabilities for facilities in Largo, Florida. In accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), we accrued a liability for the excess portion of these facilities. The computation of the estimated liability includes a number of assumptions and subjective variables. These variables include the level and timing of future sublease income, amount of contractual variable costs, future market rental rates, discount rate, and other estimated expenses. If circumstances change, and we employ different assumptions in future periods, the lease liability may differ significantly from what we have recorded in the current period and could materially affect our net loss and net loss per share.

RESULTS OF OPERATIONS

We list in the tables below the historical consolidated statement of operations as a percentage of revenue for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
Net revenue	100%	100%	100%
Cost of revenue	66%	68%	59%

Gross profit	34%	32%	41%

Operating expenses:
Research and product development	19%	19%	18%
Sales and marketing	19%	20%	20%
General and administrative	6%	7%	9%
Purchased in-process research and development	0%	0%	1%
Gain on sale of fixed assets	(0)%	0%	0%
Gain on sale of intangible assets	(3)%	0%	0%
Amortization of intangible assets	0%	1%	8%
Impairment of intangible assets and goodwill	0%	58%	67%

Total operating expenses	41%	105%	123%

Operating loss	(7)%	(73)%	(82)%
Interest expense	(1)%	(1)%	(2)%
Interest income	1%	1%	1%
Other income (expense), net	0%	0%	(1)%

Loss before income taxes	(7)%	(73)%	(84)%
Income tax provision	0%	0%	0%

Net loss	(7)%	(73)%	(84)%

2007 COMPARED WITH 2006

Revenue

Information about our revenue for products and services for 2007 and 2006 is summarized below (in millions):

	2007	2006	Decrease	% change
Products	$164.6	$181.9	$(17.3)	(10)%
Services	10.8	12.4	(1.6)	(13)%

	$175.4	$194.3	$(18.9)	(10)%

Information about our revenue for North America and International markets for 2007 and 2006 is summarized below (in millions):

	2007	2006	Increase (Decrease)	% change
Revenue by geography:
United States	$79.4	$105.1	$(25.7)	(24)%
Canada	10.5	10.6	(.1)	(1)%

Total North America	89.9	115.7	(25.8)	(22)%

Latin America	37.8	25.2	12.6	50%
Europe, Middle East, Africa	42.2	45.4	(3.2)	(7)%
Asia Pacific	5.5	8.0	(2.5)	(31)%

Total International	85.5	78.6	6.9	9%

Total	$175.4	$194.3	$(18.9)	(10)%

Information about our revenue by product line for 2007 and 2006 is summarized below (in millions):

	2007	2006	Increase (Decrease)	% change
SLMS	$123.2	$118.2	$5.0	4%
Legacy, service, and other	52.2	76.1	(23.9)	(31)%

	$175.4	$194.3	$(18.9)	(10)%

Total revenue decreased 10% or $18.9 million to $175.4 million for 2007 compared to $194.3 million for 2006. The decrease in total revenue was due to decreased demand for our legacy, service and other products compared to the prior year, particularly in the domestic region. Additionally, a reduction in customers’ capital expenditure spending contributed to the overall decrease in revenue.

Product revenue accounted for the majority of the total decrease in revenue. In 2007, product revenue decreased 10% or $17.3 million and service revenue decreased 13% or $1.6 million compared to 2006. Service revenue represents revenue from maintenance and other services associated with product shipments.

International revenue increased 9% or $6.9 million to $85.5 million in 2007 and represented 49% of total revenue compared with 40% in 2006. The increase in international revenue represents the increasing opportunity for our next-generation products in both existing and new network deployments among emerging international carriers in Latin America. While we have experienced growth in international markets, we continue to encounter price-focused competitors and we anticipate this will continue as we pursue these markets.

By product family, revenue for our SLMS product family increased $5.0 million or 4% in 2007 compared to 2006 due to increased adoption of IPTV, VoIP and broadband services, creating increased demand for our SLMS products, particularly in international territories. Revenue for our legacy products and services decreased $23.9 million or 31% in 2007 as compared to 2006, supporting the growing shift from legacy technologies to our growing SLMS business. Additionally, we continue to divest non-strategic legacy products in order to focus our efforts on our SLMS product family. For example, during January 2008, we sold our GigaMux legacy product line, during the fourth quarter of 2007, we sold our AccessNode legacy product line, and in 2006, we divested our iMarc legacy product line. The decrease in legacy product revenue was driven by the sale of the iMarc product line at the end of 2006 and expected migration of legacy products to next generation solutions. We anticipate that the product mix will continue to shift toward next generation products within the SLMS product family.

While no customer accounted for 10% or more of net revenue in 2007, 2006 or 2005, we anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, decreased $15.3 million, or 12% to $116.4 million for 2007, compared to $131.7 million for 2006. Total cost of revenue was 66% of revenue for 2007, compared to 68% of revenue for 2006. The decrease in cost of revenue for 2007 compared to 2006 was primarily due to a significantly decreased obsolescence provision for legacy products. As compared to 2006, the 2007 provision for obsolescence decreased by $7.1 million. In addition, gains of $4.6 million related to the sale of the Access Node and iMarc product lines during 2007 further reduced cost of revenue as compared to the prior year. Finally, personnel related costs for 2007 decreased over 2006 by $3.3 million due to the operating leverage on fixed manufacturing costs as a result of the consolidation of our manufacturing operations into one facility.

In December 2006, we entered into an agreement to sell inventory and certain assets related to our iMarc legacy product line to a third party. The sale of the iMarc product line was not treated as a discontinued operation since it did not represent a component of our company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon performance of certain obligations and delivery of assets in the first quarter of 2007, we recognized a gain of $1.8 million that was recorded in cost of revenue. Upon sale of the remaining iMarc inventory during the second quarter of 2007, we recognized an additional gain to cost of revenue of $1.1 million related to the sale of the legacy iMarc product line.

In December 2007, we sold inventory and certain assets related to our Access Node legacy product line to a third party. The sale of the Access Node product line was not treated as a discontinued operation since it did not represent a component of our company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon sale of the Access Node inventory, we recognized a gain of $1.7 million that was recorded in cost of revenue. Additional gain may be recorded in the future contingent upon attainment of certain earnout provisions.

We expect that in the future, our cost of revenue will also vary as a percentage of net revenue depending on the mix and average selling prices of products sold in the future. In addition, competitive and economic pressures could cause us to reduce our prices, adjust the carrying values of our inventory, or record inventory charges relating to discontinued products and excess or obsolete inventory.

Research and Product Development Expenses

Research and product development expenses decreased 9% or $3.4 million to $32.7 million for 2007 compared to $36.1 million for 2006. The decrease was primarily due to approximately $1.4 million in non-recurring specific new product development efforts expended during 2006. We intend to continue to invest in research and product development to attain our strategic product development objectives, while seeking to manage the associated costs through expense controls. Additionally, for the year ended December 31, 2007, approximately $0.7 million of stock-based compensation expense was included in research and product development expenses, compared to $1.6 million during the year ended December 31, 2006. The decrease was primarily due to the decline in stock price as well as reduced volatility rate assumptions, increased forfeitures, and the decline in interest rates.

Sales and Marketing Expenses

Sales and marketing expenses decreased 13% or $5.0 million to $33.2 million for 2007 compared to $38.2 million in 2006. The decrease was primarily attributable to reduced personnel related costs of $1.2 million from lower headcount as we realigned our resources to focus on emerging markets, and reduced demonstration and trade show expenses of $1.8 million. Additionally, for the year ended December 31, 2007, approximately $0.6 million of stock-based compensation expense was included in sales and marketing expenses, compared to $1.4 million during the year ended December 31, 2006. The decrease was primarily due to the decline in stock price as well as reduced volatility rate assumptions, increased forfeitures, and the decline in interest rates.

General and Administrative Expenses

General and administrative expenses decreased 27% or $3.8 million to $10.2 million for 2007 compared to $14.0 million for 2006. The decrease was primarily due to the reversal of certain contingent liabilities of $1.1 million in the third quarter of 2007, reduced accounting and legal fees of $1.4 million over the prior year, the reversal of certain liabilities of $0.4 million in the first quarter of 2007, and a $1.5 million favorable legal settlement in the second quarter of 2007, offset by a $0.5 million accrual for acquired lease liabilities during the third quarter of 2007. Additionally, for the year ended December 31, 2007, approximately $1.3 million of stock-based compensation expense was included in general and administrative expenses, compared to $1.6 million during the year ended December 31, 2006. The decrease was primarily due to the decline in stock price as well as reduced volatility rate assumptions, increased forfeitures, and the decline in interest rates.

Gain on sale of fixed assets

Gain on sale of fixed assets increased from zero in 2006 to $0.7 million in 2007. The gain in 2007 was primarily attributable to the sale of fixed assets associated with our sale of the Access Node legacy product line in December 2007.

Gain on sale of intangible assets

Gain on sale of intangible assets increased from zero in 2006 to $5.0 million in 2007. The gain in 2007 was attributable to the sale of non-strategic legacy patents originally acquired from Paradyne.

Amortization of Intangible Assets

There was no amortization of intangible assets for 2007 compared to $2.8 million for 2006 because the intangible assets were fully amortized as of December 31, 2006.

Impairment of Intangible Assets and Goodwill

We review goodwill and other long-lived assets, including intangible assets, for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. During the third quarter of 2006, we determined that indicators of impairment existed as we experienced an adverse change in our business as evidenced by a decline in our projected revenue due to technology transition issues with our largest international customers, and a resulting decline in our market capitalization. We performed an impairment analysis which resulted in a non-cash goodwill impairment charge of $110.5 million as the fair value of our reporting unit was less than book value. See Note 3 to the consolidated financial statements for further detail. We also recorded a non-cash impairment charge for other intangible assets of $3.2 million, which represented the amount by which the carrying value of the intangible assets exceeded the fair value. No impairment of goodwill or intangible assets was recorded in 2007.

Interest Expense

Interest expense for 2007 decreased by $0.6 million to $2.2 million compared to 2006 due primarily to a decrease in the outstanding debt balances.

Interest Income

Interest income for 2007 decreased by $0.5 million to $1.8 million compared to 2006 due to lower average balances of cash and short-term investments.

Other Income, Net

Other income for 2007 decreased by $0.2 million to $0.04 million compared to $0.2 million for 2006. The decrease was primarily due to foreign exchange losses of $0.1 million on foreign currencies in the current year compared to exchange gains of $0.2 million in the prior year. We transact business in various foreign countries and are exposed to currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily intercompany receivables and payables.

Income Tax Provision

During the years ended December 31, 2007 and 2006, we recorded an income tax provision of $0.4 million and $0.3 million, respectively, related to foreign and state taxes. No material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

2006 COMPARED WITH 2005

Revenue

Information about our revenue for products and services for 2006 and 2005 is summarized below (in millions):

	2006	2005	Increase	% change
Products	$181.9	$139.7	$42.2	30%
Services	12.4	12.1	0.3	2%

	$194.3	$151.8	$42.5	28%

Information about our revenue for North America and International markets for 2006 and 2005 is summarized below (in millions):

	2006	2005	Increase (Decrease)	% change
Revenue by geography:
United States	$105.1	$86.9	$18.2	21%
Canada	10.6	12.6	(2.0)	(16)%

Total North America	115.7	99.5	16.2	16%

Latin America	25.2	8.7	16.5	190%
Europe, Middle East, Africa	45.4	37.5	7.9	21%
Asia Pacific	8.0	6.1	1.9	31%

Total International	78.6	52.3	26.3	50%

Total	$194.3	$151.8	$42.5	28%

Information about our revenue by product line for 2006 and 2005 is summarized below (in millions):

	2006	2005	Increase (Decrease)	% change
SLMS	$118.2	$66.9	$51.3	77%
Legacy, service, and other	76.1	84.9	(8.8)	(10)%

	$194.3	$151.8	$42.5	28%

Total revenue increased 28% or $42.5 million to $194.3 million for 2006 compared to $151.8 million for 2005. The increase in total revenue was due to incremental revenue from the acquisition of Paradyne in September 2005, offset by lower sales of our legacy, service and other products. Additionally, we experienced increased demand for our SLMS products compared to the prior year, particularly in the international territories.

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

By product family, revenue for our SLMS product family increased $51.3 million or 77% in 2006 compared to 2005 due to the incremental revenue associated with Paradyne’s broadband products. Revenue also increased due to increased adoption of IPTV, VoIP and broadband services, creating increased demand for our SLMS products, particularly in international territories. Revenue for our legacy products and services decreased $8.8 million or 10% in 2006, supporting the growing shift from legacy technologies to our growing SLMS business. Additionally, we continue to divest non-strategic legacy products in order to focus our efforts on our SLMS product family. For example, during the fourth quarter of 2006, we entered into an agreement to divest our iMarc legacy product line, and in 2005, we divested our Meret, Sechtor, Arca Dacs and eLuminant legacy products. The decrease in legacy products was partially offset by incremental revenue from Paradyne service and narrowband products acquired in September 2005.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, increased $42.8 million, or 48% to $131.7 million for 2006, compared to $89.0 million for 2005. Total cost of revenue was 68% of revenue for 2006, compared to 59% of revenue for 2005. The increase in cost of revenue for 2006 compared to 2005 primarily relates to the increase in revenue from the acquisition of Paradyne in September 2005. The increase in cost of revenue for 2006 compared to 2005 also includes a $7.2 million write off of inventory related to reduced demand of legacy products during the second quarter of 2006 and additional stock-based compensation of $0.7 million related to the implementation of SFAS 123R in January 2006. In addition, 2005 included a net benefit of approximately $2.8 million related to several infrequent transactions, including a benefit related to the sale of non-strategic products and a favorable settlement with a contract manufacturer, offset by charges for discontinued inventory resulting from integration efforts related to the Paradyne acquisition and other charges related to vendor and customer claims. Overall, gross profit also decreased due to the lack of operating leverage on fixed manufacturing costs at lower than anticipated revenue levels as well as lower pricing for strategic international customers.

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

Sales and Marketing Expenses

Sales and marketing expenses increased 28% or $8.4 million to $38.2 million for 2006 compared to $29.8 million in 2005. The increase was primarily attributable to higher personnel related costs of $3.3 million to support revenue growth, particularly in the international territories, as well as increased spending on trade shows, travel and other marketing related promotions of $1.8 million. Additionally, for the year ended December 31, 2006, approximately $1.4 million of stock-based compensation expense was included in sales and marketing expenses, compared to only $0.2 million during the year ended December 31, 2005, primarily due to the implementation of SFAS 123R in January 2006.

General and Administrative Expenses

General and administrative expenses decreased 3% or $0.5 million to $14.0 million for 2006 compared to $14.5 million for 2005. The decrease was primarily due to non recurring charges of $1.5 million associated with the Paradyne acquisition in the prior year offset by increased costs to support a larger organization as a result of the Paradyne acquisition and higher bad debt of $0.9 million associated with a customer bankruptcy in the first quarter of 2006. Additionally, for the year ended December 31, 2006, approximately $1.6 million of stock-based compensation expense was included in general and administrative expenses primarily due to the implementation of SFAS 123R, compared to $2.7 million during the year ended December 31, 2005, related to options granted to non-employees for services received in conjunction with the Paradyne acquisition.

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

At December 31, 2007, cash, cash equivalents and short-term investments were $50.2 million compared to $64.3 million at December 31, 2006. Total debt was $34.4 million at December 31, 2007 as compared to $41.5 million at December 31, 2006. The decrease in cash and cash equivalents of $9.2 million was attributable to net cash used in operating and financing activities of $14.8 million and $6.5 million, respectively, offset by net cash provided by investing activities of $11.6 million and changes in exchange rate of $0.5 million.

Operating Activities

For fiscal year 2007, net cash used in operating activities consisted of the net loss of $12.1 million, adjusted for non-cash charges totaling $8.4 million, and offset by a gain on sale of assets of $5.7 million and increases in net operating assets totaling $5.4 million. The most significant components of the increases in net operating assets in 2007 were an increase in accounts receivable of $4.7 million and a decrease in accrued and other liabilities of $4.0 million, offset by an increase in accounts payable of $2.4 million.

For fiscal year 2006, net cash used in operating activities consisted of the net loss of $142.7 million, adjusted for non-cash charges totaling $130.4 million and changes in operating assets and liabilities totaling $3.9 million. The most significant components of the changes in operating assets and liabilities in 2006 were a decrease in accrued expenses of $5.2 million and an increase in accounts receivable of $3.1 million, offset by a decrease in inventories of $3.3 million.

Investing Activities

For fiscal year 2007, net cash provided by investing activities consisted primarily of cash acquired through the net sale of short-term investments of $5.4 million and proceeds from the sale of assets of $7.3 million, offset by capital equipment purchases of $1.4 million.

For fiscal year 2006, net cash provided by investing activities consisted primarily of cash acquired through the net sale of short-term investments of $2.2 million and proceeds from the sale of patents and marketable securities of $10.7 million, offset by capital equipment purchases of $2.0 million.

Financing Activities

For fiscal year 2007, net cash used in financing activities consisted primarily of repayment of debt of $7.6 million, partially offset by proceeds from the issuance of common stock of $0.7 million and borrowings under credit facilities of $0.5 million.

For fiscal year 2006, net cash provided by financing activities included proceeds from the issuance of common stock of $2.3 million and proceeds from the repayment of officer loans of $0.6 million, offset by the repayment of debt of $2.7 million primarily associated with a voluntary repayment of $1.5 million of debenture debt, $0.9 million repayment of a note payable and $0.3 million of other principal debt payments on our secured real estate loan.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents and short-term investments, which totaled $50.2 million at December 31, 2007, and our $25.0 million revolving line of credit and letter of credit facility, and an accounts receivable purchase facility with Silicon Valley Bank, or the SVB Facilities.

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

Under the SVB Facilities, we have the option of borrowing funds at agreed upon rates of interest, so long as the aggregate amount of outstanding borrowings does not exceed $25.0 million. In addition, we may sell specific accounts receivables to Silicon Valley Bank, on a non recourse basis, at agreed upon discounts to the face amount of those accounts receivables, so long as the aggregate amount of outstanding accounts receivables does not exceed $10.0 million. The SVB Facilities are renewed on an annual basis, and are currently scheduled to expire in March 2009. There can be no assurance that Silicon Valley Bank will agree to any future renewal of the SVB Facilities.

Under these facilities, $15.0 million was outstanding at December 31, 2007, and an additional $6.5 million was committed as security for various letters of credit. The amounts borrowed under the revolving credit facility bear interest, payable monthly, at a floating rate that, at our option, is either (1) Silicon Valley Bank’s prime rate, or (2) the sum of the LIBOR rate plus 2.9%; provided that in either case, the minimum interest rate is 4.0%. The interest rate was 7.25% at December 31, 2007.

Our obligations under the SVB Facilities are secured by substantially all of our personal property assets and those of our subsidiaries, including our intellectual property. The SVB Facilities contain certain financial covenants, and customary affirmative covenants and negative covenants. If we do not comply with the various covenants and other requirements under the SVB Facilities, Silicon Valley Bank is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the SVB Facilities. As of December 31, 2007, we were in compliance with these covenants.

Future Requirements and Funding Sources

Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. As a result of the Paradyne acquisition in 2005, we assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $21.7 million as of December 31, 2007. We intend to continue to occupy only a portion of these facilities and are evaluating our options to exit the excess portion of the lease. We have recorded a liability of $3.7 million as of December 31, 2007 in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), which we believe is adequate to cover costs incurred to exit the excess portion of these facilities.

As a result of the financial demands of major network deployments and the difficulty in accessing capital markets, network service providers continue to request financing assistance from their suppliers. From time to time, we may provide or commit to extend credit or credit support to our customers. This financing may include extending credit to customers. Depending upon market conditions, we may seek to factor these arrangements to financial institutions and investors to reduce the amount of our financial commitments associated with such arrangements. For example, during the year ended December 31, 2007, we sold $2.0 million of customer trade receivables to financial institutions on a non-recourse basis in exchange for cash. The sale of the receivables did not represent a securitization, and there was no continuing involvement or interests in the receivables by us after the sale. Our ability to provide customer financing is limited and depends upon a number of factors, including our capital structure, the level of our available credit and our ability to factor commitments to third parties. Any extension of financing to our customers will limit the capital that we have available for other uses. As of December 31, 2007, we did not have any significant customer financing commitments.

In March 2004, we filed a Form S-3 Registration Statement which allows us to sell, from time to time, up to $100 million of our common stock or other securities. Although we may use this multi-purpose shelf registration to raise additional capital, there can be no certainty as to when or if we may offer any securities under the shelf registration or what the terms of any such offering would be.

Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of December 31, 2007, no customers accounted for more than 10% of accounts receivable, and receivables from customers in territories outside of the United States of America represented 63% of accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

We expect that operating losses and negative cash flows from operations will continue for at least the next year. Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments and available credit facilities will be sufficient to satisfy our anticipated cash requirements for the foreseeable future. For example, we generated additional cash through the sale of our GigaMux legacy product line during January 2008. However, we may require additional funds if our revenues or expenses fail to meet our current projections or to support other purposes and we may need to raise additional funds through debt or equity financing or from other sources. There can be no assurances that additional funding will be available at all, or that if available, such financing will be obtainable on terms favorable to us. If we were to raise funds through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts.

Contractual Commitments and Off-Balance Sheet Arrangements

At December 31, 2007, our estimated future contractual commitments by fiscal year were as follows (in thousands):

	Total	2008	2009	2010	2011	2012 and beyond
Operating leases	$22,880	$4,874	$4,597	$4,478	$4,478	$4,453
Line of credit	15,000	15,000	—	—	—	—
Debt	19,405	265	349	350	18,441	—
Inventory purchase commitments	14	14	—	—	—	—

Total	$57,299	$20,153	$4,946	$4,828	$22,919	$4,453

Operating Leases

The operating lease amounts shown above represent primarily off-balance sheet arrangements. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. Of the total $22.9 million operating lease amount, $3.7 million has been recorded as a liability on our balance sheet as of December 31, 2007.

Line of Credit and Debt

The debt and line of credit obligations have been recorded as liabilities on our balance sheet. The debt obligation amounts shown above represent the scheduled principal repayments, but not the associated interest payments which may vary based on changes in market interest rates. At December 31, 2007, the interest rate on our outstanding debt obligations ranged from 7.25% to 8.1%.

As of December 31, 2007, we had $15.0 million outstanding under our line of credit and an additional $6.5 million committed as security for various letters of credit, as discussed in Note 5 to the consolidated financial statements.

Inventory Purchase Commitments

Inventory purchase commitments represent the amount of excess inventory purchase commitments that have been recorded as a liability on our balance sheet at December 31, 2007.

Recent Accounting Pronouncements

SFAS 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. We will be required to adopt SFAS 157 in our 2008 fiscal year for financial assets and liabilities and in our 2009 fiscal year for non-financial assets and liabilities. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

FIN 48 – Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. We were required to adopt FIN 48 in fiscal year 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

SFAS 159 – Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for us beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently evaluating the impact, if any, that the adoption of SFAS 159 will have on our consolidated financial statements.

SFAS 141R – Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We will be required to adopt SFAS 141R in our 2009 fiscal year. We are currently evaluating the impact, if any, that the adoption of SFAS 141R will have on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash, Cash Equivalents and Investments

We consider all cash and highly liquid investments purchased with an original maturity of less than three months to be cash equivalents.

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2007 and 2006 (in thousands):

	December 31, 2007	December 31, 2006
Cash and cash equivalents	$37,804	$46,973
Short-term investment	12,361	17,337

	$50,165	$64,310

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments consist principally of demand deposit and money market accounts, commercial paper and corporate debentures and bonds with credit ratings of AA or better. Cash and cash equivalents and short-term investments are principally held with various domestic financial institutions with high credit standing. As of December 31, 2007 and 2006, receivables from customers in international territories represented 63% and 48%, respectively, of accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We do not use derivative financial instruments in our investment portfolio. We do not hold financial instruments for trading or speculative purposes. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Our cash and cash equivalents and short-term investments are not subject to material interest rate risk due to their short maturities. Under our investment policy, short-term investments have a maximum maturity of one year from the date of acquisition, and the average maturity of the portfolio cannot exceed six months. Due to the relatively short maturity of the portfolio, a 10% increase in market interest rates at December 31, 2007 would decrease the fair value of the portfolio by less than $0.1 million.

As of December 31, 2007, our outstanding long-term debt balance was $19.1 million. Interest on our long-term debt accrues on the unpaid principal balance at a variable interest rate (which adjusts every six months) equal to the sum of the LIBOR rate plus 3.0% per annum; provided that in no event will the variable interest rate (a) exceed 14.2488% per annum, (b) be less than 6.5% per annum, or (c) be adjusted by more than 1.0% at any adjustment date. Assuming the outstanding balance on our variable rate long-term debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.4 million.

Foreign Currency Risk

We transact business in various foreign countries. Substantially all of our assets are located in the United States. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily inter-company receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During 2007 and 2006, we did not hedge any of our foreign currency exposure. During 2007 and 2006, we recorded a $0.1 million foreign exchange loss and a $0.2 million foreign exchange gain, respectively, in other income (expense) on our statements of operations.

We have performed sensitivity analyses as of December 31, 2007 and 2006, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $1.3 million and $1.2 million at December 31, 2007 and 2006, respectively. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Zhone Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Zhone Technologies, Inc. and subsidiaries (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zhone Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 123(R), Share-Based Payment, applying the modified prospective method at the beginning of fiscal year 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zhone Technologies, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

March 6, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Zhone Technologies, Inc.:

We have audited Zhone Technologies, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Zhone Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Zhone Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zhone Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 6, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California

March 6, 2008

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2007 and 2006

(In thousands, except par value)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$37,804	$46,973
Short-term investments	12,361	17,337
Accounts receivable, net of allowances for sales returns and doubtful accounts of $5,941 in 2007 and $6,939 in 2006	33,258	31,828
Inventories	44,698	45,036
Prepaid expenses and other current assets	3,804	3,852

Total current assets	131,925	145,026
Property and equipment, net	20,818	23,704
Goodwill	70,401	70,737
Restricted cash	186	636
Other assets	76	79

Total assets	$223,406	$240,182

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,276	$18,893
Line of credit	15,000	14,500
Current portion of long-term debt	265	7,673
Accrued and other liabilities	17,888	20,088

Total current liabilities	54,429	61,154
Long-term debt, less current portion	19,140	19,376
Other long-term liabilities	290	2,048

Total liabilities	73,859	82,578

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 900,000 shares; issued and outstanding 150,024 and 149,277 shares as of December 31, 2007 and 2006, respectively	150	149
Additional paid-in capital	1,061,849	1,058,317
Other comprehensive income	610	98
Accumulated deficit	(913,062)	(900,960)

Total stockholders’ equity	149,547	157,604

Total liabilities and stockholders’ equity	$223,406	$240,182

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

	2007	2006	2005
Net revenue	$175,448	$194,344	$151,828
Cost of revenue (1)	116,370	131,749	88,958

Gross profit	59,078	62,595	62,870

Operating expenses:
Research and product development (1)	32,720	36,099	27,062
Sales and marketing (1)	33,192	38,225	29,756
General and administrative (1)	10,170	14,036	14,534
Purchased in-process research and development	—	—	1,190
Gain on sale of fixed assets	(659)	—	—
Gain on sale of intangible assets	(5,000)	—	—
Amortization of intangible assets	—	2,764	12,452
Impairment of intangible assets and goodwill	—	113,666	102,106

Total operating expenses	70,423	204,790	187,100

Operating loss	(11,345)	(142,195)	(124,230)
Interest expense	(2,213)	(2,774)	(3,357)
Interest income	1,813	2,328	1,433
Other income (expense), net	37	239	(522)

Loss before income taxes	(11,708)	(142,402)	(126,676)
Income tax provision	394	264	215

Net loss	$(12,102)	$(142,666)	$(126,891)

Basic and diluted net loss per share	$(0.08)	$(0.96)	$(1.13)
Weighted average shares outstanding used to compute basic and diluted net loss per share	149,623	148,727	112,004
(1) Amounts include stock-based compensation cost as follows:
Cost of revenue	296	892	153
Research and product development	717	1,632	223
Sales and marketing	603	1,380	226
General and administrative	1,250	1,601	2,670

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2007, 2006 and 2005 (In thousands)

	Common stock		Additional paid-in capital	Notes receivable from stockholders	Deferred stock-based compensation	Other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 2004	94,139	$94	$862,261	$(550)	$(538)	$(80)	$(631,403)	$229,784
Exercise of stock options for cash	1,313	1	2,282	—	—	—	—	2,283
Issuance of common stock in connection with employee stock purchase plan	372	—	812	—	—	—	—	812
Amortization of deferred compensation related to stock option grants	—	—	—	—	653	—	—	653
Reversal of unamortized deferred compensation	—	—	(5)	—	5	—	—	—
Reversal of stock-based compensation	—	—	(19)	—	—	—	—	(19)
Non-cash stock based compensation expense	—	—	2,638	—	—	—	—	2,638
Issuance of common stock and stock options for acquisition	52,084	53	183,452	—	(938)	—	—	182,567
Return of common stock from acquisition	(149)	—	(101)	—	—	—	—	(101)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(126,891)	(126,891)
Foreign currency translation adjustment	—	—	—	—	—	26	—	26
Unrealized loss on available for sale securities	—	—	—	—	—	37	—	37

Total comprehensive loss	—	—	—	—	—	—	—	(126,828)

Balances as of December 31, 2005	147,759	148	1,051,320	(550)	(818)	(17)	(758,294)	291,789
Exercise of stock options for cash	913	1	1,393	—	—	—	—	1,394
Issuance of common stock in connection with employee stock purchase plan	581	—	867	—	—	—	—	867
Issuance of common stock for services	24	—	50	—	—	—	—	50
Reversal of unamortized deferred stock-based compensation	—	—	(818)	—	818	—	—	—
Stock-based compensation under SFAS 123R	—	—	5,505	—	—	—	—	5,505
Proceeds from repayment of officer loans	—	—	—	550	—	—	—	550
Comprehensive loss:
Net loss	—	—	—	—	—	—	(142,666)	(142,666)
Foreign currency translation adjustment	—	—	—	—	—	84	—	84
Unrealized loss on available for sale securities	—	—	—	—	—	31	—	31

Total comprehensive loss								(142,551)

	Common stock		Additional paid-in capital	Notes receivable from stockholders	Deferred stock-based compensation	Other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 2006	149,277	149	1,058,317	—	—	98	(900,960)	157,604
Exercise of stock options for cash	68	—	14	—	—	—	—	14
Issuance of common stock in connection with employee stock purchase plan	641	1	652	—	—	—	—	653
Issuance of common stock for services	38	—	49	—	—	—	—	49
Stock-based compensation under SFAS 123R	—	—	2,817	—	—	—	—	2,817
Comprehensive loss:
Net loss	—	—	—	—	—	—	(12,102)	(12,102)
Foreign currency translation adjustment	—	—	—	—	—	505	—	505
Unrealized gain on available for sale securities	—	—	—	—	—	7	—	7

Total comprehensive loss								(11,590)

Balances as of December 31, 2007	150,024	$150	$1,061,849	$—	$—	$610	$(913,062)	$149,547

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net loss	$(12,102)	$(142,666)	$(126,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,660	5,383	14,251
Stock-based compensation	2,866	5,505	3,272
Impairment of goodwill and intangible assets	—	113,666	102,106
Gain on sale of intangible assets	(5,000)	—	—
Gain on sale of fixed assets	(659)	(301)	—
(Accretion) or impairment of investments	(462)	(527)	360
Purchased in-process research and development	—	—	1,190
Provision for sales returns and doubtful accounts	3,305	6,638	1,764
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,735)	(3,074)	(8,724)
Inventories	338	3,334	2,774
Prepaid expenses and other current assets	585	239	3,389
Other assets	3	30	554
Accounts payable	2,383	771	754
Accrued and other liabilities	(3,958)	(5,236)	(15,847)

Net cash used in operating activities	(14,776)	(16,238)	(21,048)

Cash flows from investing activities:
Cash acquired from acquisitions	—	—	42,838
Tax refund related to acquisition of Sorrento	336	—	—
Purchase of intangible assets	—	—	(1,980)
Proceeds from sale of intangible assets	5,000	9,000	—
Purchases of property and equipment	(1,365)	(2,004)	(1,910)
Proceeds from sale of assets	2,250	1,716	—
Purchases of short-term investments	(26,992)	(37,905)	(36,969)
Proceeds from maturity of short-term investments	32,437	40,100	36,644
Changes in restricted cash	(87)	(89)	211

Net cash provided by investing activities	11,579	10,818	38,834

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	667	2,311	3,095
Proceeds from repayment of officer loans	—	550	—
Borrowings under credit facilities	500	—	—
Repayment of debt	(7,644)	(2,718)	(15,345)

Net cash provided by (used in) financing activities	(6,477)	143	(12,250)

Effect of exchange rate changes on cash	505	84	26

Net (decrease) increase in cash and cash equivalents	(9,169)	(5,193)	5,562
Cash and cash equivalents at beginning of year	46,973	52,166	46,604

Cash and cash equivalents at end of year	$37,804	$46,973	$52,166

Supplemental disclosures of cash flow information:
Cash paid during period for:
Taxes	$349	$740	$253
Interest	2,226	2,635	3,361
Noncash investing and financing activities:
Common stock and options issued for acquisition	—	—	183,505
Accrued liabilities converted to notes payable	—	—	3,800
Sale of assets for marketable securities	—	—	2,080
Purchase price allocation adjustment	—	1,206	—
Reclassification of restricted cash	537	—	—

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies

(a) Description of Business

Zhone Technologies, Inc. (sometimes referred to, collectively with its subsidiaries, as “Zhone” or the “Company”) designs, develops and manufactures communications network equipment for telephone companies and cable operators worldwide. The Company’s products allow network service providers to deliver video and interactive entertainment services in addition to their existing voice and data service offerings. The Company was incorporated under the laws of the state of Delaware in June 1999. The Company began operations in September 1999 and is headquartered in Oakland, California.

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

(d) Revenue Recognition

The Company recognizes revenue when the earnings process is complete. The Company recognizes product revenue upon shipment of product under contractual terms which transfer title to customers upon shipment, under normal credit terms, net of estimated sales returns and allowances at the time of shipment. Revenue is deferred if there are significant post-delivery obligations, if collection is not considered reasonably assured at the time of sale, or if the fees are not fixed or determinable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. The Company’s arrangements generally do not have any significant post-delivery obligations. The Company offers products and services such as support, education and training, hardware upgrades and post-warranty support. For multiple element revenue arrangements, the Company establishes the fair value of these products and services based primarily on sales prices when the products and services are sold separately. If fair value cannot be established for undelivered elements, all of the revenue under the arrangement is deferred until those elements have been delivered. When collectibility is not reasonably assured, revenue is recognized when cash is collected. Revenue from education services and support services is recognized over the contract term or as the service is performed. The Company makes certain sales to product distributors. These customers are given certain privileges to return a portion of inventory. Return privileges generally allow distributors to return inventory based on a percent of purchases made within a specific period of time. The Company recognizes revenue on sales to distributors that have contractual return rights when the products have been sold by the distributors, unless there is sufficient customer specific sales and sales returns history to support revenue recognition upon shipment. In those instances when shipments made to distributors are recognized upon shipment of the products from the factory, the Company uses historical rates of return from the distributors to provide for estimated products return in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists. The Company accrues for warranty costs, sales returns, and other allowances at the time of shipment based on historical experience and expected future costs. In accordance with the provisions of Emerging Issues Task

Force Issue No. 06-3 (EITF 06-3), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation), the Company nets sales taxes against revenue.

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

Activity under the Company’s allowance for sales returns and doubtful accounts was comprised as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Balance at beginning of year	$6,939	$5,643	$4,990
Charged to revenue	2,728	5,574	1,719
Charged to expenses	577	1,064	45
Utilization	(4,303)	(5,342)	(2,616)
Allowance from acquired companies	—	—	1,505

Balance at end of year	$5,941	$6,939	$5,643

The allowance for doubtful accounts was $4.3 million and $4.3 million as of December 31, 2007 and 2006, respectively.

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

(g) Operating Lease Liabilities

As a result of the acquisition of Paradyne in September 2005, the Company assumed certain lease liabilities for facilities in Largo, Florida. In accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), the Company accrued a liability for the excess portion of these facilities. The computation of the estimated liability includes a number of assumptions and subjective variables. These variables include the level and timing of future sublease income, amount of contractual variable costs, future market rental rates, discount rate, and other estimated expenses. If circumstances change, and the Company employs different assumptions in future periods, the future lease liability may differ significantly from what the Company has recorded in the current period and could materially affect its net loss and net loss per share.

(h) Foreign Currency Translation

For operations outside the United States, the Company translates assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at end of period exchange rates. Revenues and expenses are translated at monthly average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries, is included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. Realized gains and losses on foreign currency transactions are included in other income (expense) in the accompanying consolidated statement of operations. During 2007 and 2006, the Company recorded a $0.1 million realized foreign exchange loss and a $0.1 million realized foreign exchange gain, respectively, in other income (expense) on its statements of operations.

(i) Cash and Cash Equivalents, and Short-Term Investments

The Company considers all cash and highly liquid investments purchased with an original maturity of less than three months to be cash equivalents.

Short-term investments include securities with original maturities greater than three months and less than one year and are available for use in current operations or other activities. Short-term investments consist principally of commercial paper, corporate debentures and bonds. Short-term investments have been classified as available for sale. Under this classification, the investments are reported at fair value, with unrealized gains and losses excluded from results of operations and reported, net of tax, as a component of other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included in results of operations. Gains and losses from the sale of securities are based on the specific-identification method.

Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2007 (in thousands):

	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and Cash Equivalents:
Cash	$13,674	$—	$—	$13,674
Money Market Funds	20,491	—	—	20,491
Commercial Paper	3,638	1	—	3,639

	$37,803	$1	$—	$37,804

Short-term investments:
Commercial Paper	$6,082	$4	$—	$6,086
US Agency Securities	900	—	—	900
Corporate Securities	5,370	6	(1)	5,375

	$12,352	$10	$(1)	$12,361

Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2006 (in thousands):

	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and Cash Equivalents:
Cash	$13,176	$—	$—	$13,176
Money Market Funds	18,256	—	—	18,256
Commercial Paper	15,540	1	—	15,541

	$46,972	$1	$—	$46,973

Short-term investments:
Commercial Paper	$4,877	$—	$—	$4,877
US Agency Securities	10,570	2	(1)	10,571
Corporate Securities	1,888	1	—	1,889

	$17,335	$3	$(1)	$17,337

(j) Fair Value of Financial Instruments

The carrying amounts of the Company’s consolidated financial instruments which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of December 31, 2007 and 2006 due to the relatively short maturities of these instruments. The carrying value of the Company’s debt obligations at December 31, 2007 and 2006 approximate fair value.

(k) Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts, commercial paper and debt securities of domestic municipalities with credit ratings of AA or better. Cash and cash equivalents are principally held with various domestic financial institutions with high credit standing. The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, internet service providers, wireless carriers, and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. As of December 31, 2007 and 2006, receivables from customers in international territories represented 63% and 48%, respectively, of accounts receivable.

The Company may provide or commit to extend credit or credit support to certain customers. During the years ended December 31, 2007 and 2006, the Company sold $2.0 million and $10.3 million, respectively, of customer trade receivables to financial institutions on a non-recourse basis in exchange for cash. The sale of the receivables did not represent a securitization, and there was no continuing involvement or interests in the receivables by the Company after the sale. As of December 31, 2007, the Company did not have any significant customer financing commitments or guarantees.

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

(l) Property and Equipment

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

(m) Goodwill

Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill. SFAS No. 142, Goodwill and Other Intangible Assets, requires that companies test for goodwill impairment at least annually using a two-step approach. The Company evaluates goodwill on an annual basis in November, at a minimum, and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The Company has determined that it operates in a single segment with one operating unit. The Company performs the annual goodwill impairment test using the market approach. If the carrying amount of the reporting unit exceeds its fair value, indication of goodwill impairment exists and a second step is performed to measure the amount of impairment loss, if any. During the years ended December 31, 2007, 2006, and 2005, the Company recorded non-cash goodwill impairment charges of zero, $110.5 million, and $55.2 million, respectively, as discussed in Note 3.

(n) Purchased Intangibles and Other Long-Lived Assets

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

During the years ended December 31, 2007, 2006, and 2005, the Company recorded non-cash impairment charges of zero, $3.2 million, and $46.9 million, respectively, related to the impairment of purchased technology, customer relationships and other amortizable intangibles as discussed in Note 3.

(o) Research and Product Development Expenditures

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

(p) Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated grant date fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, under which prior periods are not restated to reflect, and do not include, the impact of SFAS 123R. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The Company adopted the Black Scholes model to estimate the fair value of options. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock–Based Compensation (SFAS 123), and adopted the pro forma disclosures required under SFAS 123.

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

Fair value stock-based compensation expense under SFAS 123R for the year ended December 31, 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the provisions of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated method to the straight line method. Compensation expense for all employee share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated method while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight line method.

Pro Forma Information Under SFAS 123 for Periods Prior to the Implementation of SFAS 123R

The following table illustrates the effect on net loss and net loss per share if the fair value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

Year ended December 31,
2005
Net loss, as reported	$(126,891)
Add: Stock-based compensation expense included in reported net loss	3,272
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(8,804)

Pro forma net loss	$(132,423)

Loss per share:
As reported—basic and diluted	$(1.13)

Pro forma—basic and diluted	$(1.18)

See Note 6 for further information regarding the Company’s stock-based compensation assumptions and expense.

(q) Income Taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2007 and 2006 due to the significant uncertainty regarding whether the deferred tax assets will be realized.

(r) Net Loss per Common Share

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

(s) Other Comprehensive Income (Loss)

Other comprehensive income (loss) is recorded directly to stockholders’ equity and includes unrealized gains and losses which have been excluded from the consolidated statements of operations. These unrealized gains and losses consist of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

(t) Recent Accounting Pronouncements

SFAS 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company will be required to adopt SFAS 157 in its 2008 fiscal year for financial assets and liabilities and in its 2009 fiscal year for non-financial assets and liabilities. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

FIN 48 – Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. The Company was required to adopt FIN 48 in fiscal year 2007. The adoption of FIN 48 did not have a material impact on its consolidated financial statements.

SFAS 159 – Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact, if any, that the adoption of SFAS 159 will have on its consolidated financial statements.

SFAS 141R – Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will be required to adopt SFAS 141R in its 2009 fiscal year. The Company is currently evaluating the impact, if any, that the adoption of SFAS 141R will have on its consolidated financial statements.

(u) Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation. These include the reclassification of stock-based compensation expense to the associated operating expense line items in the consolidated statement of operations; and, commencing with the first quarter of 2007, the reclassification of prior period balances relating to the Company’s historical optical transport business as part of its balances relating to its legacy, services and other product category.

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

Purchased In-Process Research and Development

The Company recorded charges for purchased in-process research and development of $1.2 million during the year ended December 31, 2005. The amounts allocated to purchased in-process research and development were determined through established valuation techniques used in the high-technology communications industry and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The values assigned to purchased in-process research and development were determined by identifying the ongoing research projects for which technological feasibility had not been achieved and assessing the state of completion of the research and development effort. The most significant and uncertain assumptions that affected the valuations were market events and risks outside of the Company’s control such as trends in technology, government regulations, market size and growth, and future product introduction by competitors.

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

(a) Paradyne Networks, Inc.

In September 2005, the Company completed the acquisition of Paradyne Networks, Inc. (“Paradyne”) in exchange for total consideration of $184.5 million, consisting of common stock valued at $164.1 million, options and warrants to purchase common stock valued at $19.4 million, and acquisition costs of $1.0 million. Common stock and options were valued using an average closing price as reported by Nasdaq for the two days immediately proceeding and following the announcement of the merger and the date of the announcement. The Company acquired Paradyne to strengthen its position as a leading provider of next-generation local access network solutions as well as increase its customer base. Paradyne had an existing contract with the Company to resell certain of the Company’s products.

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

Net tangible assets acquired consisted of total assets of $71.4 million, of which $70.4 million were current, offset by assumed liabilities of $22.8 million. Assumed liabilities included employee severance and estimated exit costs which were recorded based on Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3). As a result of the Paradyne acquisition, the Company assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $21.7 million as of

December 31, 2007, of which $3.7 million was accrued for excess facilities, which is net of estimated sublease income. In September 2006, the Company updated its plan to exit the excess portion of these facilities and has recorded an adjustment to the purchase price allocation of $1.0 million to increase the assumed liabilities relating to this lease. During the year ended December 31, 2007, the Company updated its estimated sublease assumptions and recorded an additional adjustment of $0.5 million to increase the assumed liabilities relating to this lease. A summary of period activity related to severance and exit costs accrued in accordance with EITF 95-3 is as follows (in thousands):

	Severance	Exit Costs	Total
Liability recorded at acquisition date	$5,080	$7,670	$12,750
Net cash payments	(4,670)	(1,904)	(6,574)

Balance at December 31, 2005	410	5,766	6,176
Adjustment	—	1,010	1,010
Net cash payments	(410)	(2,245)	(2,655)

Balance at December 31, 2006	$—	$4,531	$4,531
Adjustment	—	477	477
Net cash payments	—	(1,313)	(1,313)

Balance at December 31, 2007	$—	$3,695	$3,695

A summary of the assumed lease liabilities related to excess facilities at their net present value is as follows (in thousands):

Exit Costs
Future lease payments	$7,870
Less: contractual sublease income	(2,457)
Less: estimated sublease income	(1,934)
Other sublease expenses	216

Balance at December 31, 2007	$3,695

(b) Pro forma Combined Results of Operations

The Company’s results of operations include the results of operations for Paradyne from September 2005 following the consummation of the merger. The following table reflects the unaudited pro forma combined results of operations of the Company on the basis that the acquisition of Paradyne took place at the beginning of 2005 (in thousands, except per share amounts):

2005
Net revenue	$223,128
Net loss	(139,267)
Net loss per share—basic and diluted	(0.95)
Number of shares used in computation—basic and diluted	146,727

The pro forma financial information is not necessarily indicative of the operating results that would have occurred, had the acquisitions been consummated as of the beginning of each year presented, nor are they necessarily indicative of future operating results.

(3) Long-lived Assets, Goodwill and Other Acquisition-Related Intangible Assets

The Company tests goodwill for impairment using a two step approach on an annual basis in November, or when certain indicators of impairment exist in accordance with SFAS No. 142, Goodwill and Other Intangible

Assets. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit using the market approach. The Company has determined that it operates in a single segment with one operating unit. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In 2006 and 2005, the Company determined that such indicators of impairment existed and the second step was performed, resulting in a goodwill impairment loss of $110.5 million and $55.2 million, respectively.

Changes in the carrying amount of goodwill were as follows (in thousands):

	Year ended December 31,
	2007	2006
Beginning balance	$70,737	$180,001
Impairment of goodwill	—	(110,470)
Other adjustments	(336)	1,206

Ending balance	$70,401	$70,737

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

The Company estimates the fair value of its long-lived assets based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, the Company is required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. During the third quarter of 2006, the Company determined that indicators of impairment existed and an impairment analysis was performed, resulting in an impairment loss to amortizable intangibles of $3.2 million. During the fourth quarter of 2005, the Company recorded a non-cash impairment charge of $46.9 million related to acquired intangibles consisting of customer lists and developed technology. The primary circumstance leading to the impairment of these intangibles was a decline in the Company’s projected future cash flows associated with customers and technology attributable to the Company’s prior acquisitions. As a result of the impairment charges, the Company’s amortizable intangibles at December 31, 2007 and 2006 were zero.

Changes in the carrying amount of intangible assets were as follows (in thousands):

	Year Ended December 31,
	2007	2006
Beginning net book value	$—	$14,638
Amortization	—	(2,764)
Impairment of intangible assets	—	(3,196)
Sale of intangible assets	—	(8,678)

Ending net book value	$—	$—

Sale of Intangible Assets

During the third quarter of 2007, the Company sold some of its non-strategic patents for $5.0 million. The resulting $5.0 million gain was recorded within operating income as gain on sale of intangible assets. During the second quarter of 2006, the Company sold some of its non-strategic patents for $9.0 million, resulting in a gain of $0.3 million, which was recorded within general and administrative operating expenses.

Sale of Land

During the second quarter of 2007, the Company completed the sale of approximately 3.625 acres of undeveloped land at a price of $1.5 million to the Redevelopment Agency of the City of Oakland pursuant to a repurchase option exercised by it. No gain or loss was recorded on the sale.

Sale of Access Node Fixed Assets

In December 2007, the Company sold its Access Node legacy product line to a third party. In addition to sale of inventory, the Company also sold fixed assets related to the Access Node legacy product line. Upon sale of the fixed assets, the Company recorded a gain of $0.7 million.

(4)	Balance Sheet Detail

Balance sheet detail as of December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Inventories:
Raw materials	$33,479	$30,452
Work in process	5,194	10,392
Finished goods	6,025	4,192

	$44,698	$45,036

Property and equipment:
Land	$4,821	$6,321
Buildings	14,007	14,007
Machinery and equipment	7,729	6,838
Computers and acquired software	3,401	3,438
Furniture and fixtures	389	411
Leasehold improvements	378	352

	30,725	31,367
Less accumulated depreciation and amortization	9,907	7,663

	$20,818	$23,704

Depreciation and amortization expense associated with property and equipment amounted to $2.7 million, $2.6 million and $1.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

	2007	2006
Accrued and other liabilities (in thousands):
Accrued contract manufacturing costs	$14	$81
Accrued warranty	2,487	3,128
Accrued compensation	3,051	3,027
Accrued severance and exit costs	3,695	4,531
Deferred revenue	656	619
Other	7,985	8,702

	$17,888	$20,088

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table summarizes the activity related to the product warranty liability during the years ended December 31, 2007 and 2006 (in thousands):

Balance at December 31, 2005	$5,247
Charged to operations	2,212
Claims/settlements	(4,331)

Balance at December 31, 2006	$3,128
Charged to operations	2,410
Claims/settlements	(3,051)

Balance at December 31, 2007	$2,487

(5) Debt

Long-term debt

Long-term debt consisted of the following as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Secured real estate loan due April 2011	$19,405	$19,639
Convertible debentures assumed in Sorrento acquisition due August 2007	—	7,410

	19,405	27,049
Less current portion of long-term debt	265	7,673

	$19,140	$19,376

Aggregate debt maturities as of December 31, 2007 are $0.3 million in each of fiscal 2008, 2009, 2010 and $18.4 million in fiscal 2011.

Secured Real Estate Loan

In December 2005, the Company entered into an amendment to an existing loan with a financial institution relating to the financing of its Oakland, California campus (the “Amended Loan”). Under the Amended Loan, (a) the outstanding principal balance was paid down from approximately $31.1 million to approximately $20.0 million, (b) the maturity date was extended five years to April 1, 2011, (c) the floor rate was reduced from 8.0% per annum to 6.5% per annum, (d) the variable rate margin was reduced from 3.5% per annum to 3.0% per annum, (e) the amortization period for purposes of calculating monthly principal payments was amended to a period of 25 years commencing on January 1, 2006, and (f) the financial institution cancelled the Company’s $6.0 million letter of credit. Interest accrues on the unpaid principal balance at a variable interest rate (which adjusts every six months) equal to the sum of the LIBOR rate plus 3.0% per annum; provided that in no event will the variable interest rate (a) exceed 14.2488% per annum, (b) be less than 6.5% per annum, or (c) be adjusted by more than 1.0% at any adjustment date. The Company is obligated to make monthly payments of principal and interest in an amount which fully amortizes the then unpaid principal balance of the loan and interest accruing thereon at the interest rate in effect in equal monthly installments over the remaining term of the amortization period. The interest rate on this debt was 8.1% as of December 31, 2007. The Company’s obligations under the Amended Loan remain secured by a security interest in the Company’s campus. As of December 31, 2007 and 2006, the debt was collateralized by land and buildings with a net book value of $16.5 million and $18.5 million, respectively.

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

Credit Facility

The Company has a revolving line of credit and letter of credit facility and an accounts receivable purchase facility with Silicon Valley Bank (the “SVB Facilities”). Under the facilities, the Company has the option of borrowing funds at agreed upon rates of interest, so long as the aggregate amount of outstanding borrowings does not exceed $25.0 million. In addition, the Company may sell specific accounts receivables to Silicon Valley Bank, on a non recourse basis, at agreed upon discounts to the face amount of those accounts receivables, so long as the aggregate amount of outstanding accounts receivables does not exceed $10.0 million. The SVB Facilities are renewed on an annual basis, and are currently scheduled to expire in March 2009.

Under these facilities, $15.0 million and $14.5 million were outstanding at December 31, 2007 and 2006, respectively, and an additional $6.5 million was committed as security for various letters of credit as of December 31, 2007. The amounts borrowed under the revolving credit facility bear interest, payable monthly, at a floating rate that, at the Company’s option, is either (1) Silicon Valley Bank’s prime rate, or (2) the sum of the LIBOR rate plus 2.9%; provided that in either case, the minimum interest rate is 4.0%. The interest rate was 7.25% at December 31, 2007.

The Company’s obligations under the SVB Facilities are secured by substantially all of the Company’s personal property assets and those of its subsidiaries, including their intellectual property. The SVB Facilities contain certain financial covenants, and customary affirmative covenants and negative covenants. If the Company does not comply with the various covenants and other requirements under the SVB Facilities, Silicon Valley Bank is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the SVB Facilities. As of December 31, 2007, the Company was in compliance with these covenants.

(6) Stockholders’ Equity

(a) Overview

As of December 31, 2007 and 2006, the Company’s equity capitalization consisted of 900 million authorized shares of common stock, of which 150.0 million and 149.3 million, respectively, were outstanding.

(b) Warrants

At December 31, 2007, the Company had a total of 2.2 million warrants to purchase common stock outstanding at a weighted average exercise price of $4.20 per share. Of these, 2.15 million fully vested warrants were assumed through the Company’s acquisition of Sorrento Networks Corporation (“Sorrento”) in July 2004 at a weighted average exercise price of $3.88 per share. These warrants were valued using the Black-Scholes option pricing model and the resulting fair value of $7.1 million was included in the purchase price for the acquisition. No warrants were exercised in 2007. The warrants will expire in the years 2008 through 2014.

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

(c) Stock-Based Compensation

As of December 31, 2007, the Company had two types of share-based compensation plans related to stock options and employee stock purchases. The compensation cost that has been charged as an expense in the statement of operations for those plans was $2.9 million, $5.5 million and $3.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The following table summarizes stock-based compensation expense for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year ended December 31,
	2007	2006	2005
Amortization of deferred stock-based compensation (intrinsic value)	$—	$—	$653
Stock-based compensation under SFAS 123R	2,603	5,180	—
Compensation expense relating to non-employees	49	10	2,638
Benefit due to reversal of previously recorded stock compensation	—	—	(19)
Compensation expense relating to Employee Stock Purchase Plan	214	315	—

Stock-based compensation expense	$2,866	$5,505	$3,272

Stock Options

The share-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company has two active plans, the Amended and Restated Special 2001 Stock Incentive Plan and the Amended and Restated 2001 Stock Incentive Plan. Stock options are primarily issued from the Amended and Restated 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant, except that any options granted to a 10% stockholder must have an exercise price equal to at least 110% of the fair market value of the Company’s common stock on the date of grant. The Board of Directors determines the term of each option, the option exercise price and the vesting terms. Stock options are generally granted at an exercise price equal to the fair market value on the date of grant, expiring seven to ten years from the date of grant and vesting over a period of four years. On January 1 of each year, if the number of shares available for grant under the Amended and Restated 2001 Stock Incentive Plan is less than 5% of the total number of shares of common stock outstanding as of that date, the shares available for grant under the plan are automatically increased by the amount necessary to make the total number of shares available for grant equal to 5% of the total number of shares of common stock outstanding, or by a lesser amount as determined by the Board of Directors. As of December 31, 2007, 4.5 million shares were available for grant under these plans.

Through the acquisition of Paradyne in September 2005 and Sorrento in July 2004, the Company assumed several stock option plans, including the Amended and Restated 1996 Equity Incentive Plan, the 1999 Non-Employee Directors’ Stock Option Plan, the 2000 Broad-Based Stock Plan, the Amended and Restated Osicom Technologies, Inc. 1997 Incentive and Non-Qualified Stock Option Plan, Sorrento Networks Corporation 2000 Stock Incentive Plan and the 2003 Equity Incentive Plan. In February 2006, the Company amended and froze these plans as well as the Zhone Technologies, Inc. 1999 Stock Option Plan and the 2002 Stock Incentive Plan to provide that no further awards be made under these plans. As a result of this amendment, approximately 12.4 million shares were no longer available for grant. During the year ended December 31, 2007 and 2006, there were cancelled shares relating to plans which were frozen and therefore unavailable for grant of 1.7 million and 2.5 million, respectively.

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

The assumptions used to value option grants for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year ended December 31,
	2007	2006	2005
Expected term	4.7 years	4.9 years	4.0 years
Expected volatility	60%	73%	73%
Risk free interest rate	4.13%	4.7%	4.1%

The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $0.68, $1.10 and $1.65 per share, respectively. The intrinsic value of options exercised for the years ended December 31, 2007, 2006 and 2005 was $0.08 million, $0.8 million and $1.1 million, respectively. For the years ended December 31, 2007, 2006 and 2005, the Company received $0.01 million, $1.4 million and $2.3 million in proceeds from stock option exercises, respectively.

The following table sets forth the summary of option activity under the stock option program for the year ended December 31, 2007 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2006	25,141	$4.56	5.76	$553
Granted	3,865	$1.27
Canceled/Forfeited	(3,999)	$3.61
Exercised	(68)	$.21

Outstanding as of December 31, 2007	24,939	$4.21	4.92	$406

Vested and expected to vest at December 31, 2007	22,425	$4.49	4.72	$406

Vested and exercisable at December 31, 2007	17,628	$5.24	4.18	$406

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price as of December 31, 2007 of $1.17, which would have been received by the option holders had the option holders exercised their options as of that date.

As of December 31, 2007, there was $5.0 million of unrecognized compensation costs, adjusted for estimated forfeitures related to unvested stock-based payments granted which are expected to be recognized over a weighted average period of 2.0 years.

Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (“ESPP”) allows eligible employee participants to purchase shares of the Company’s common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of each offering period. Participation is limited to 10% of an employee’s eligible compensation, not to exceed amounts allowed by the Internal Revenue Code. During the second quarter of 2006, the number of available shares under the ESPP was increased by 2.0 million. At September 1, 2005, the Company changed from a six month offering period to a three month offering period under the ESPP. The following table summarizes shares purchased, weighted average purchase price, cash received and the aggregate intrinsic value for ESPP purchases during the years ended December 31, 2007, 2006 and 2005 (in thousands, except per share data):

	Year ended December 31,
	2007	2006	2005
Shares purchased	641	581	372
Weighted average purchase price	$1.02	$1.49	$2.18
Cash received	$653	$867	$812
Aggregate intrinsic value	$182	$351	$174

The assumptions used to value stock purchases under the Company’s ESPP for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year ended December 31,
	2007	2006	2005
Expected term	3 months	3 months	7.6 months
Volatility	60%	57%	77%
Risk free interest rate	4.7%	4.7%	1.9%
Weighted average fair value per share	$0.35	$0.54	$1.16

(7) Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year ended December 31,
	2007	2006	2005
Numerator:
Net loss	$(12,102)	$(142,666)	$(126,891)

Denominator:
Weighted average common stock outstanding	149,623	148,727	112,077
Adjustment for common stock issued subject to repurchase	—	—	(73)

Denominator for basic and diluted calculation	149,623	148,727	112,004

Basic and diluted net loss per share	$(0.08)	$(0.96)	$(1.13)

The following table sets forth potential common stock that is not included in the diluted net loss per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands, except exercise price per share data):

	2007	Weighted Average Exercise price
Warrants	2,185	$4.20
Outstanding stock options and unvested restricted shares	24,977	$4.21

	27,162

	2006	Weighted Average Exercise price
Warrants	2,716	$4.68
Convertible debentures	1,231	6.02
Outstanding stock options	25,141	4.56

	29,088

	2005	Weighted Average Exercise price
Weighted average common stock issued subject to repurchase	73	$3.06
Warrants	2,716	4.69
Convertible debentures	1,473	6.02
Outstanding stock options	24,708	5.07

	28,970

As of December 31, 2007 and 2006, there were zero shares of issued common stock subject to repurchase.

(8) Income Taxes

The following is a summary of the components of income tax expense applicable to net loss before income taxes (in thousands):

	Year ended December 31,
	2007	2006	2005
Current:
Federal	$—	$—	$—
State	150	117	95
Foreign	244	147	120

	394	264	215
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	$394	$264	$215

A reconciliation of the expected tax expense (benefit) to the actual tax expense is as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Expected tax benefit at statutory rate (35%)	$(4,098)	$(49,841)	$(44,337)
State taxes, net of Federal effect	98	76	62
Goodwill amortization and impairment	—	38,665	19,338
Foreign rate differential	(1,474)	5,833	3,298
Valuation allowance	4,886	3,834	20,292
Stock-based compensation	948	1,615	1,037
Acquired in-process research and development	—	—	417
Other	34	82	108

	$394	$264	$215

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Deferred assets:
Net operating loss, capital loss, and tax credit carryforwards	$478,835	$451,782
Fixed assets and intangible assets	59,542	80,708
Inventory and other reserves	14,321	19,630
Other	120	832

Gross deferred tax assets	552,818	552,952
Less valuation allowance	(552,818)	(552,952)

Total deferred tax assets	$—	$—

The Company has established a valuation allowance to reduce the deferred tax assets to a level that the Company believes is more likely than not to be realized through future taxable income. Approximately $359.2 million of the valuation allowance for deferred tax assets relates to various acquisitions, the benefit from which will be allocated first to goodwill rather than current tax expense if subsequently realized.

For the years ended December 31, 2007 and 2006, the net changes in the valuation allowance were a decrease of $0.1 million and an increase of $22.9 million, respectively. The Company recorded a full valuation allowance against the net deferred tax assets at December 31, 2007 and 2006 since it is more likely than not that the net deferred tax assets will not be realized due to the lack of previously paid taxes and anticipated taxable income.

As of December 31, 2007, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $1,231.4 million and $419.3 million, respectively, which are available to offset future taxable income, if any, in years through 2027 and 2017, respectively. Approximately $2.9 million and $1.9 million net operating loss carryforwards for federal and California income tax purposes, respectively, are attributable to employee stock option deductions, the benefit from which will be allocated to paid-in-capital rather than current income when subsequently recognized. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change will be significantly reduced. The Company’s deferred tax asset and related valuation allowance would be reduced as a result. The Company has not yet performed a Section 382 study to determine the amount of reduction, if any.

As of December 31, 2007, the Company also had research credit carryforwards for federal and state income tax purposes of approximately $19.6 million and $7.7 million, respectively, which are available to reduce future income taxes, if any, in years through 2027 and over an indefinite period, respectively. Additionally, the Company had alternative minimum tax credit carryforwards for federal income tax purposes of approximately $0.1 million which are available to reduce future income taxes, if any, over an indefinite period. The Company also had enterprise zone credit carryforwards for state income tax purposes of approximately $0.2 million which are available to reduce future state income taxes, if any, over an indefinite period.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. In accordance with the provisions of FIN 48, the total amount of unrecognized tax benefits, including interest and penalties, at December 31, 2007 is not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. However, the Company may have unrecognized tax benefits included in its deferred tax assets that have not yet been recognized due to a full valuation allowance as of December 31, 2007 and 2006. There were no significant changes to unrecognized tax benefits at the date of adoption or as of December 31, 2007. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

Interest and penalties, to the extent accrued on unrecognized tax benefits in the future, will be included in tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

• Federal	2004 – 2007
• California and Canada	2003 – 2007
• Brazil	2001 – 2007
• Germany and United Kingdom	2005 – 2007

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

(9) Related-Party Transactions

In July 2004, the Company completed the acquisition of Sorrento to obtain its line of optical transport products and enhance its competitive position with cable operators. One of the Company’s directors is a partner of a venture capital firm which is a significant stockholder of Zhone, and which also held warrants to purchase Sorrento common stock that were assumed by Zhone.

In the ordinary course of business, the Company’s executive officers and non-employee directors are reimbursed for travel related expenses when incurred for business purposes. The Company reimburses its Chairman, President and Chief Executive Officer, Morteza Ejabat, for the direct operating expenses incurred in the use of his private aircraft when used for business purposes. The amount reimbursed for these expenses was $615,000, $707,000 and $753,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

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

Operating Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options.

Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and services fees, are as follows (in thousands):

Operating leases
Year ending December 31:
2008	4,874
2009	4,597
2010	4,478
2011	4,478
2012	4,453

Total minimum lease payments	$22,880

The total minimum lease payments shown above include projected payments and obligations for leases, some of which relate to excess facilities obtained through acquisitions. At December 31, 2007, the Company had estimated commitments of $21.7 million related to facilities assumed as a result of the Paradyne acquisition, of which $3.7 million was accrued for excess facilities in accrued liabilities as of December 31, 2007. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Rent expense under operating leases, excluding rent relating to excess facilities previously accrued, totaled $4.9 million, $4.0 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Sublease rental income totaled $1.5 million, $1.0 million and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Other Commitments

The Company has agreements with various contract manufacturers which include inventory repurchase commitments for excess material based on the Company’s sales forecasts. The Company has recorded a liability for estimated charges of $0.01 million and $0.08 million related to these arrangements as of December 31, 2007 and 2006, respectively.

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

In connection with the acquisition of Sorrento in July 2004, the Company recorded assumed liabilities for possible contingencies related to the resolution of an employee defined benefit pension plan dispute. In 2000, Sorrento sold one of its subsidiaries to a third party. In connection with this transaction, the third party assumed all responsibility for a defined benefit plan for the employees of the Sorrento subsidiary that was sold to them. Although the third party is the sponsor of the benefit plan, it disclaims responsibility for the minimum funding contributions to the benefit plan and insists that the Company is responsible for any liability related thereto. The Company has reserved an estimated amount which the Company believes is sufficient to cover potential claims regarding the resolution of the benefit plan dispute. The Company also acquired restricted cash of $0.5 million related to the settlement of these claims. During 2007, the Company reclassified the $0.5 million from restricted cash to other current assets as the Company expects to release these funds within one year.

Performance Bonds

In the normal course of operations, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $2.2 million as of December 31, 2007.

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

Other Matters

The Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position or results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods.

(12) Employee Benefit Plan

The Company maintains a 401(k) plan for its employees whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company may make discretionary contributions. The Company made no discretionary contributions to the plan during the three years ended December 31, 2007.

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

	Year ended December 31,
	2007	2006	2005
Revenue by Geography:
United States	$79,453	$105,098	$86,919
Canada	10,497	10,611	12,547

Total North America	89,950	115,709	99,466

Latin America	37,808	25,154	8,661
Europe, Middle East, Africa	42,208	45,441	37,528
Asia Pacific	5,482	8,040	6,173

Total International	85,498	78,635	52,362

	$175,448	$194,344	$151,828

	Year ended December 31,
	2007	2006	2005
Revenue by Product Family:
SLMS	$123,183	$118,209	$66,854
Legacy, service, and other	52,265	76,135	84,974

	$175,448	$194,344	$151,828

(14) Subsequent Event

On January 16, 2008, the Company sold its legacy GigaMux product line to a third party. The sale of the GigaMux product line was not treated as a discontinued operation since it did not represent a component of the Company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. The Company expects to recognize a gain on the sale of the inventory, fixed assets, and intangible assets related to this product line in the first quarter of 2008.

(15) Quarterly Information (unaudited)

	Year ended December 31, 2007
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Net revenue	$43,146	$44,085	$41,604	$46,613
Gross profit	15,539	14,976	12,471	16,092
Gain on sale of intangible assets	—	—	(5,000)	—
Operating loss (a)	(4,569)	(4,403)	(1,389)	(984)
Net loss	(4,786)	(4,554)	(1,530)	(1,232)
Basic and diluted net loss per share	$(.03)	$(.03)	$(.01)	$(.01)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	149,338	149,533	149,715	149,907

	Year ended December 31, 2006
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Net revenue	$52,686	$54,214	$43,138	$44,306
Gross profit	19,861	11,688	15,109	15,937
Amortization and impairment	1,898	559	113,973	—
Operating loss (b)	(3,750)	(12,999)	(121,144)	(4,302)
Net loss	(3,904)	(13,100)	(121,032)	(4,630)
Basic and diluted net loss per share	$(0.03)	$(0.09)	$(0.81)	$(0.03)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	148,139	148,721	148,905	149,142

(a)	Operating loss included a $5.0 million gain on sale of patents during the third quarter ended September 30, 2007.
(b)	Operating loss included a $7.2 million write off of inventory related to legacy products during the second quarter ended June 30, 2006 and an impairment charge of $113.7 million related to goodwill and intangibles during the third quarter ended September 30, 2006.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, the end of our fiscal year. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control-Integrated Framework.” Based on our assessment of internal control over financial reporting, management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting. Such report appears at page 47.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Corporate Governance Principles and Board Matters,” “Ownership of Securities” and “Proposal 1: Election of Directors” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Executive Compensation” and “Compensation Committee Report” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans is included under the captions “Ownership of Securities” and “Executive Compensation” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The Index to Consolidated Financial Statements on page 45 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Exhibits

The Exhibit Index on page 83 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: March 6, 2008	By:	/s/ MORTEZA EJABAT
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

Signature	Title	Date

/s/ MORTEZA EJABAT Morteza Ejabat	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)	March 6, 2008

/s/ KIRK MISAKA Kirk Misaka	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 6, 2008

/s/ MICHAEL CONNORS Michael Connors	Director	March 6, 2008

/S/ JAMES COULTER James Coulter	Director	March 5, 2008

/S/ ROBERT DAHL Robert Dahl	Director	March 6, 2008

/S/ JAMES H. GREENE, JR. James H. Greene, Jr.	Director	March 6, 2008

/S/ C. RICHARD KRAMLICH C. Richard Kramlich	Director	March 5, 2008

/S/ STEVEN LEVY Steven Levy	Director	March 6, 2008

/S/ JAMES TIMMINS James Timmins	Director	March 6, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation dated February 16, 2005	10-K	000-32743	3.1	March 16, 2005

3.2	Amended and Restated Bylaws	10-K	000-32743	3.2	March 16, 2005

4.1	Form of Second Restated Rights Agreement dated November 13, 2003	10-Q	000-32743	4.1	May 14, 2004

10.1	Zhone Technologies, Inc. 1999 Stock Option Plan	10	000-50263	10.2	April 30, 2003

10.2	Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.1	May 17, 2007

10.3	Form of Stock Option Agreement for the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.1	September 1, 2006

10.4	Zhone Technologies, Inc. Amended and Restated Special 2001 Stock Incentive Plan	10-Q	000-32743	10.28	August 15, 2002

10.5	Form of Restricted Stock Award Agreement for the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.2	May 17, 2007

10.6	Zhone Technologies, Inc. 2002 Employee Stock Purchase Plan	8-K	000-32743	10.1	May 17, 2006

10.7	Incentive Awards Program Summary	8-K	000-32743	10.2	March 15, 2006

10.8	Form of Indemnity Agreement between Zhone Technologies, Inc. and its directors and officers	10-Q	000-32743	10.20	May 14, 2004

10.9	Letter Agreement dated November 13, 2003 between Zhone Technologies, Inc. and KKR–ZT, L.L.C.	Schedule 13D	005-61973	4	November 24, 2003

10.10	Letter Agreement dated May 24, 2006 between Zhone Technologies, Inc. and KKR–ZT, L.L.C.	10-K	000-32743	10.10	March 8, 2007

10.11	Letter Agreement dated November 13, 2003 between Zhone Technologies, Inc. and New Enterprise Associates VIII, Limited Partnership	Schedule 13D	005-61973	5	November 24, 2003

10.12	Letter Agreement dated November 13, 2003 between Zhone Technologies, Inc. and TPG Zhone, L.L.C.	Schedule 13D	005-61973	2	November 25, 2003

10.13	Loan and Security Agreement dated March 30, 2001 between Zhone Technologies, Inc. and Fremont Investment and Loan	10	000-50263	10.21	April 30, 2003

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date

10.14	Pledge and Assignment of Cash Collateral Account dated March 30, 2001 between Zhone Technologies, Inc. and Fremont Investment and Loan	10	000-50263	10.22	April 30, 2003

10.15	Secured Promissory Note dated March 30, 2001 between Zhone Technologies, Inc. and Fremont Investment and Loan	10	000-50263	10.23	April 30, 2003

10.16	Second Amendment to Deed of Trust and Other Loan Documents dated December 27, 2005 between Zhone Technologies, Inc., Zhone Technologies Campus, LLC, and Fremont Investment & Loan	8-K	000-32743	10.1	December 27, 2005

10.17	Amended and Restated Loan and Security Agreement dated February 24, 2004 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank	10-Q	000-32743	10.21	May 14, 2004

10.18	Non-Recourse Receivables Purchase Agreement dated March 15, 2005 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank	10-K	000-32743	10.18	March 16, 2005

10.19	Amendment to Loan Documents dated March 15, 2005 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank	10-K	000-32743	10.17	March 16, 2005

10.20	Amendment to Loan Documents dated February 24, 2006 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank	10-K	000-32743	10.22	March 10, 2006

10.21	Amendment to Receivables Purchase Agreement dated February 24, 2006 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank	10-K	000-32743	10.23	March 10, 2006

10.22	Amendment to Loan Documents dated with an effective date of February 21, 2007 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank	10-K	000-32743	10.22	March 8, 2007

10.23	Amendment to Receivables Purchase Agreement with an effective date of February 21, 2007 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank	10-K	000-32743	10.23	March 8, 2007

10.24	Amendment to Loan Documents dated with an effective date of February 20, 2008 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank	8-K	000-32743	10.1	February 25, 2008

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date

10.25	Amendment to Receivables Purchase Agreement with an effective date of February 20, 2008 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank	8-K	000-32743	10.2	February 25, 2008

10.26	Purchase and Sale Agreement with Repurchase Options dated January 20, 2000 between Zhone Technologies, Inc. and the Redevelopment Agency of the City of Oakland	10	000-50263	10.28	April 30, 2003

10.27	Amended and Restated Employment Agreement dated November 8, 2007 by and between Zhone Technologies, Inc. and Morteza Ejabat					X

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)					X

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer					X