Form 10-Q
period 2008-03-31
ZHONE TECHNOLOGIES INC
filed 2008-05-06
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2008, there were approximately 150,179,918 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,197	$37,804
Short-term investments	8,096	12,361
Accounts receivable, net of allowances for sales returns and doubtful accounts of $5,548 in 2008 and $5,941 in 2007	32,106	33,258
Inventories	37,116	44,698
Prepaid expenses and other current assets	2,625	3,804

Total current assets	129,140	131,925
Property and equipment, net	20,544	20,818
Goodwill	70,401	70,401
Restricted cash	121	186
Other assets	69	76

Total assets	$220,275	$223,406

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,735	$21,276
Line of credit	15,000	15,000
Current portion of long-term debt	302	265
Accrued and other liabilities	17,702	17,888

Total current liabilities	51,739	54,429
Long-term debt, less current portion	19,030	19,140
Other long-term liabilities	324	290

Total liabilities	71,093	73,859

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 900,000 shares; issued and outstanding 150,177 and 150,024 shares as of March 31, 2008 and December 31, 2007, respectively	150	150
Additional paid-in capital	1,062,607	1,061,849
Other comprehensive income	428	610
Accumulated deficit	(914,003)	(913,062)

Total stockholders’ equity	149,182	149,547

Total liabilities and stockholders’ equity	$220,275	$223,406

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Net revenue	$43,033	$43,146
Cost of revenue	29,227	27,607

Gross profit	13,806	15,539

Operating expenses:
Research and product development	7,144	8,656
Sales and marketing	7,742	8,627
General and administrative	3,467	2,825
Gain on sale of assets	(455)	—
Gain on sale of intangible assets	(3,204)	—

Total operating expenses	14,694	20,108

Operating loss	(888)	(4,569)
Interest expense	(452)	(701)
Interest income	316	534
Other income (expense), net	116	(12)

Loss before income taxes	(908)	(4,748)
Income tax provision	33	38

Net loss	$(941)	$(4,786)

Basic and diluted net loss per share	$(0.01)	$(0.03)
Weighted average shares outstanding used to compute basic and diluted net loss per share	150,072	149,338

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(941)	$(4,786)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	556	656
Stock-based compensation	636	982
Accretion of investments	(110)	(92)
Provision for sales returns and doubtful accounts	698	986
Gain on sale of assets	(455)	—
Gain on sale of intangible assets	(3,204)	—
Changes in operating assets and liabilities:
Accounts receivable	454	(3,621)
Inventories	7,582	1,096
Prepaid expenses and other current assets	1,179	346
Other assets	7	(1)
Accounts payable	(2,541)	948
Accrued and other liabilities	(152)	(475)

Net cash provided by (used in) operating activities	3,709	(3,961)

Cash flows from investing activities:
Purchases of property and equipment	(327)	(337)
Purchases of short-term investments	(5,342)	(7,015)
Proceeds from sale and maturities of short-term investments	9,716	9,205
Proceeds from sale of assets	500	—
Proceeds from sale of intangible assets	3,204	—
Change in restricted cash	65	—

Net cash provided by investing activities	7,816	1,853

Cash flows from financing activities:
Proceeds from issuance of common stock	122	180
Repayment of debt	(73)	(19)

Net cash provided by financing activities	49	161

Effect of exchange rate changes on cash	(181)	49

Net increase (decrease) in cash and cash equivalents	11,393	(1,898)
Cash and cash equivalents at beginning of period	37,804	46,973

Cash and cash equivalents at end of period	$49,197	$45,075

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

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

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.

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

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended March 31, 2008, one customer accounted for 14% of net revenue, and for the three months ended March 31, 2007, no customer represented 10% or more of net revenue. As of March 31, 2008, one customer accounted for 21% of accounts receivable, and as of December 31, 2007, no customer accounted for 10% or more of accounts receivable. As of March 31, 2008 and December 31, 2007, receivables from customers in territories outside of the United States of America represented 68% and 63%, respectively, of accounts receivable.

(e)	Presentation of Transactional-based Taxes

In accordance with the provisions of Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), the Company nets sales taxes against revenue.

(f)	Recent Accounting Pronouncements

SFAS 157 – Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 157 with respect to its financial assets and liabilities beginning in the first quarter of fiscal year 2008. The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial condition or results of operations or cash flows. The Company is still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore has not yet determined the impact it will have on its consolidated financial statements upon full adoption in 2009. Non-financial assets and liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

Fair Value Measurement

As discussed above, the Company adopted SFAS 157 during the first fiscal quarter of 2008, which requires enhanced disclosures about assets and liabilities measured at fair value. The Company’s adoption of SFAS 157 was limited to financial assets and liabilities, which primarily relate to its fixed income securities.

The Company utilizes the market approach to measure fair value of its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

SFAS 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1	-	Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2	-	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3	-	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table represents the Company’s financial assets and liabilities at fair value on a recurring basis as of March 31, 2008 and the basis for that measurement:

	Fair Value Measurements at Reporting Date Using (In Thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Fixed income available-for-sale securities (1)	$11,933	—	$11,933	—

(1)	Included in cash and cash equivalents and short-term investments on the Company’s condensed consolidated balance sheet.

SFAS 159 – Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The Company was required to adopt SFAS 159 beginning in the first quarter of fiscal year 2008. The Company did not elect the fair value option, therefore the adoption of SFAS 159 did not have any impact on its consolidated financial statements.

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

(2)	Operating Lease Liabilities

As a result of the acquisition of Paradyne Networks, Inc. (“Paradyne”) in September 2005, the Company assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $18.5 million as of March 31, 2008, of which $3.4 million was accrued for excess facilities, which is net of estimated sublease income, which were recorded based on Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3). The computation of the estimated liability includes a number of assumptions and subjective variables. These variables include the level and timing of future sublease income, amount of contractual variable costs, future market rental rates, discount rate, and other estimated expenses. If circumstances change, and the Company employs different assumptions in future periods, the lease liability may differ significantly from what the Company has recorded in the current period and could materially affect its net loss and net loss per share. A summary of current period activity related to excess lease liabilities accrued is as follows (in thousands):

Balance at December 31, 2007	$3,695
Cash payments, net	(306)
Lease Adjustment	—

Balance at March 31, 2008	$3,389

A summary of the excess lease liabilities at their net present value as of March 31, 2008 is as follows (in thousands):

Future lease payments	$7,497
Less: contractual sublease income	(2,375)
Less: estimated sublease income	(1,914)
Other sublease expenses	181

Balance at March 31, 2008	$3,389

(3)	Long-Lived Assets, Goodwill and Other Intangible Assets

The Company’s long-lived assets have consisted primarily of goodwill, other intangible assets and property and equipment. The Company reviews goodwill for impairment in November of each year, or more frequently if events or circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). Such events or circumstances include, but are not limited to, a significant decrease in the benefits realized from an acquired business, difficulty and delays in integrating an acquired business, a significant change in the operations of an acquired business, or significant negative economic trends, such as stock price movements. The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company has determined that it operates in a single segment with one operating unit. The Company estimates the fair value of its reporting unit based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, the Company is required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit. An impairment loss is recognized to the extent that the carrying amount exceeds the implied fair value of the reporting unit.

In prior periods, we determined that indicators of impairment related to goodwill existed, resulting in an impairment charge to goodwill. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our goodwill may change in the future, which could result in additional non-cash impairment charges that would adversely affect our results of operations and financial condition. At March 31, 2008 and December 31, 2007, the Company had goodwill with a carrying value of $70.4 million. The Company’s current market value as of March 31, 2008 approximates its net asset value and therefore, any additional decline in the Company’s market value could represent an indicator of impairment that would require additional analysis be performed to determine the amount of impairment loss, if any.

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

In prior periods, the Company determined that indicators of impairment related to its intangible assets existed and an impairment analysis was performed, resulting in an impairment loss to amortizable intangible assets. The primary circumstance leading to the impairment of these intangibles was a decline in the Company’s projected future cash flows associated with customers and technology attributable to the Company’s prior acquisitions. As a result of the impairment charges, the Company’s amortizable intangible assets at March 31, 2008 and December 31, 2007 were zero. At March 31, 2008, the Company’s other long-lived assets consisted of $20.5 million of net property and equipment.

(4)	Inventories

Inventories as of March 31, 2008 and December 31, 2007 were as follows (in thousands):

	March 31, 2008	December 31, 2007
Inventories:
Raw materials	$26,147	$33,479
Work in process	4,480	5,194
Finished goods	6,489	6,025

	$37,116	$44,698

Sale of Legacy Inventory and Other Assets

In January 2008, the Company sold its GigaMux legacy product line to a third party. The sale of the GigaMux product line was not treated as a discontinued operation since it did not represent a component of the Company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. The Company allocated the proceeds received to receivables, inventory, fixed assets and intangible assets based on the relative fair value of the assets sold. The Company recognized a gain of $1.3 million on the sale of the inventory related to this product line in the first quarter of 2008 that was recorded in cost of revenue. The Company also recognized a gain of $0.5 million and $3.2 million on the sale of fixed assets and intangible assets, respectively, in the first quarter of 2008 that was recorded as a component of operating expenses. The Company is entitled to additional contingent consideration for the sale of the GigaMux legacy product line upon the buyer’s usage of inventory and/or attainment of certain performance targets through December 2010. Additional contingent consideration, if any, will be recorded upon receipt of cash as an additional gain in cost of revenue.

During December 2006, the Company entered into an agreement to sell inventory and certain assets related to its iMarc legacy product line to a third party. The sale of the iMarc product line was not treated as a discontinued operation since it did not represent a component of the Company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon the performance of certain obligations and delivery of the assets in the first quarter of 2007, the Company recognized a gain of $1.8 million that was recorded in cost of revenue. Upon the sale of the remaining iMarc inventory during the second quarter of 2007, the Company recognized an additional gain to cost of revenue of $1.1 million related to the sale of the iMarc legacy product line.

(5)	Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). The Company has estimated the fair value of stock-based payment awards on the date of grant using the Black Scholes pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rate and expected dividends. The estimated expected term of options granted was determined based on historical option exercise trends. Estimated volatility was based on historical volatility as well as peer group data and the risk free interest rate was based on U.S. Treasury yield in effect at the time of grant for the expected life of the options.

In conjunction with the provisions of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation expense from the accelerated method to the straight line method in the first quarter of 2006. Compensation expense for all employee stock-based payment awards granted on or prior to December 31, 2005 continues to be recognized using the accelerated method while compensation expense for all stock-based payment awards granted subsequent to December 31, 2005 is recognized using the straight line method.

The Company has two types of stock-based compensation plans, a stock option plan and an employee stock purchase plan. The compensation cost that has been charged against income for those plans was $0.6 million and $1.0 million for the three months ended March 31, 2008 and 2007, respectively.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Stock-based compensation	$586	$915
Compensation expense relating to non-employees	4	—
Compensation expense relating to Employee Stock Purchase Plan	46	67

Stock-based compensation expense	$636	$982

Stock Options

The stock-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company has two active stock option plans, the Amended and Restated Special 2001 Stock Incentive Plan and the Amended and Restated 2001 Stock Incentive Plan. Stock options are primarily issued from the Amended and Restated 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company. As of March 31, 2008, 5.9 million shares were available for grant under these plans.

The assumptions used to value option grants for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Expected term	4.7 years	4.7 years
Volatility	60%	63%
Risk free interest rate	3.4%	4.5%

The following table sets forth the summary of option activity under the stock option plans for the three months ended March 31, 2008 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	24,939	$4.21	4.92	$406
Granted	138	$1.07
Canceled/Forfeited	(503)	$2.60
Exercised	(23)	$.21

Outstanding as of March 31, 2008	24,551	$4.23	4.63	$297

Vested and expected to vest at March 31, 2008	22,995	$4.40	4.51	$297

Vested and exercisable at March 31, 2008	18,073	$5.15	3.98	$297

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.98 as of March 31, 2008, which would have been received from the option holders had all option holders exercised their options as of that date.

The weighted average grant date fair value of options granted during the three months ended March 31, 2008 and 2007 was $0.56 and $0.61, respectively. The intrinsic value of options exercised during the period and the proceeds received were insignificant for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, there was $4.5 million of unrecognized compensation costs, adjusted for estimated forfeitures related to unvested stock-based payments granted which are expected to be recognized over a weighted average period of 1.9 years.

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

The following table summarizes shares purchased, weighted average purchase price, cash received and the aggregate intrinsic value for ESPP purchases during the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31, (in thousands, except per share data)
	2008	2007
Shares purchased	127	181
Weighted average purchase price	$0.92	$0.99
Cash received	$117	$179
Aggregate intrinsic value	$22	$61

The assumptions used to value stock purchases under the Company’s ESPP for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Expected term	3 months	3 months
Volatility	46%	86%
Risk free interest rate	2.99%	5.03%
Weighted average fair value per share	$0.31	$ 0.42

(6)	Net Loss Per Share

The following table sets forth potentially dilutive securities that have been excluded from the diluted net loss per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31, 2008	Weighted Average Exercise Price
Warrants	2,185	$4.20
Outstanding stock options and unvested restricted shares	24,586	$4.23

	26,771

	Three Months Ended March 31, 2007	Weighted Average Exercise Price

Convertible debentures	1,231	$6.02
Warrants	2,716	$4.68
Outstanding stock options	24,517	$4.58

	28,464

(7)	Comprehensive Loss

The components of comprehensive loss, net of tax, for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(941)	$(4,786)
Other comprehensive loss:
Change in unrealized gain/loss on investments	(1)	(1)
Foreign currency translation adjustments	(181)	49

Total comprehensive loss	$(1,123)	$(4,738)

(8)	Commitments and Contingencies

Long-Term Debt

Long-term debt consisted of the following as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Secured real estate loan due April 2011	$19,332	$19,405
Less current portion of long-term debt	302	265

	$19,030	$19,140

Aggregate debt maturities as of March 31, 2008 were $0.3 million for the remainder of 2008, $0.4 million in 2009, $0.4 million in 2010, and $18.3 million in 2011. In addition, the Company had $15.0 million outstanding under its line of credit agreement at March 31, 2008 and December 31, 2007.

Secured Real Estate Loan

In December 2005, the Company entered into an amendment to an existing loan with a financial institution relating to the financing of its Oakland, California campus (the “Amended Loan”). As of March 31, 2008, the Company had $19.3 million of debt outstanding under this secured real estate loan facility which matures in April 2011. The interest rate on this debt was 8.1% as of March 31, 2008. The Company’s obligations under the Amended Loan remain secured by a security interest in the Company’s campus. As of March 31, 2008 and December 31, 2007, the debt was collateralized by land and buildings with a net book value of $16.4 million and $16.5 million, respectively.

Credit Facility

The Company has a revolving line of credit and letter of credit facility and an accounts receivables purchase facility with Silicon Valley Bank (the “SVB Facilities”). Under the facilities, the Company has the option of borrowing funds at agreed upon rates of interest, so long as the aggregate amount of outstanding borrowings does not exceed $25.0 million. In addition, the Company may sell specific accounts receivables to Silicon Valley Bank, on a non recourse basis, at agreed upon discounts to the face amount of those accounts receivables, so long as the aggregate amount of outstanding accounts receivables does not exceed $10.0 million. The SVB Facilities are renewed on an annual basis, and are currently scheduled to expire in March 2009.

Under these facilities, $15.0 million was outstanding at March 31, 2008 and December 31, 2007. An additional $6.3 million and $6.5 million was committed as security for various letters of credit as of March 31, 2008 and December 31, 2007, respectively. The amounts borrowed under the revolving credit facility bear interest, payable monthly, at a floating rate that, at the Company’s option, is either (1) Silicon Valley Bank’s prime rate, or (2) the sum of LIBOR plus 2.9%; provided that in either case, the minimum interest rate is 4.0%. The interest rate was 5.25% at March 31, 2008.

The Company’s obligations under the SVB Facilities are secured by substantially all of the Company’s personal property assets and those of its subsidiaries, including their intellectual property. The SVB Facilities contain certain financial covenants, and customary affirmative covenants and negative covenants. If the Company does not comply with the various covenants and other requirements under the SVB Facilities, Silicon Valley Bank is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the SVB Facilities. As of March 31, 2008, the Company was in compliance with these covenants.

During the three months ended March 31, 2008, the Company sold $5.0 million of customer trade receivables to Silicon Valley Bank on a non-recourse basis in exchange for cash. The sale of the receivables did not represent a securitization, and there was no continuing involvement or interests in the receivables by the Company after the sale.

Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2008 (remainder of the year)	$3,694
2009	4,627
2010	4,478
2011	4,478
2012	2,278

Total minimum lease payments	$19,555

The total minimum lease payments shown above include projected payments and obligations for leases that the Company is no longer utilizing, some of which relate to excess facilities obtained through acquisitions. At March 31, 2008, the Company had estimated commitments of $18.5 million related to facilities assumed as a result of the Paradyne acquisition, of which $3.4 million was accrued for excess facilities, which is net of estimated sublease income. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates.

Warranties

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Beginning balance	$2,487	$3,128
Charged to cost of revenue	495	747
Claims and settlements	(780)	(886)

Ending balance	$2,202	$2,989

Other Commitments

Certain pre-acquisition contingencies from the acquisition of Tellium, Inc. in 2003 continue to exist for which the Company has reserved an estimated amount that it believes is sufficient to cover the probable loss from these matters.

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

(9)	Enterprise-Wide Information

The Company designs, develops and markets communications network equipment for telephone companies and cable operators. The Company derives substantially all of its revenues from the sales of the Zhone product family. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company has determined that it has operated within one discrete reportable business segment since inception. The following summarizes required disclosures about geographic concentrations.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Revenue by Geography:
United States	$16,366	$19,994
Canada	1,071	2,909

Total North America	17,437	22,903

Latin America	10,242	5,409
Europe, Middle East, Africa	13,857	13,484
Asia Pacific	1,497	1,350

Total International	25,596	20,243

	$43,033	$43,146

(10)	Income Taxes

In accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), the total amount of unrecognized tax benefits, including interest and penalties, at March 31, 2008 is not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits at the date of adoption or at the quarter ended March 31, 2008. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

Interest and penalties, to the extent accrued on unrecognized tax benefits in the future, will be included in income tax expense.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

• Federal	2004 –2007
• California and Canada	2003 –2007
• Brazil	2002 –2007
• Germany and United Kingdom	2005 –2007

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

Since inception, we have incurred significant operating losses and had an accumulated deficit of $914.0 million as of March 31, 2008.

Going forward, our key financial objectives include the following:

•	Increasing revenue while continuing to carefully control costs;

•	Continued investments in strategic research and product development activities that will provide the maximum potential return on investment; and

•	Minimizing consumption of our cash and short-term investments.

Sale of Legacy Inventory and Other Assets

In January 2008, we sold our GigaMux legacy product line to a third party. The sale of the GigaMux product line was not treated as a discontinued operation since it did not represent a component of the company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. We allocated the proceeds received to receivables, inventory, fixed assets and intangible assets based on the relative fair value of the assets sold. We recognized a gain of $1.3 million on the sale of the inventory related to this product line in the first quarter of 2008 that was recorded in cost of revenue. We also recognized a gain of $0.5 million and $3.2 million on the sale of fixed assets and intangible assets, respectively, in the first quarter of 2008 that was recorded as a component of operating expenses. We are entitled to additional contingent consideration for the sale of the GigaMux legacy product line upon the buyer’s usage of inventory and/or attainment of certain performance targets through December 2010. Additional contingent consideration, if any, will be recorded upon receipt of cash as an additional gain in cost of revenue.

During December 2006, we entered into an agreement to sell inventory and certain assets related to our iMarc legacy product line to a third party. The sale of the iMarc product line was not treated as a discontinued operation since it did not represent a component of the company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon the performance of certain obligations and delivery of the assets in the first quarter of 2007, we recognized a gain of $1.8 million that was recorded in cost of revenue. Upon the sale of the remaining iMarc inventory during the second quarter of 2007, we recognized an additional gain to cost of revenue of $1.1 million related to the sale of the iMarc legacy product line.

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

Revenue Recognition

We recognize revenue when the earnings process is complete. We recognize product revenue upon shipment of product under contractual terms which transfer title to customers upon shipment, under normal credit terms, net of estimated sales returns and allowances at the time of shipment. Revenue is deferred if there are significant post-delivery obligations, if collection is not considered reasonably assured at the time of sale, or if the fees are not fixed or determinable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. Our arrangements generally do not have any significant post-delivery obligations. We offer products and services such as support, education and training, hardware upgrades and post-warranty support. For multiple element revenue arrangements, we establish the fair value of these products and services based primarily on sales prices when the products and services are sold separately. If fair value cannot be established for undelivered elements, all of the revenue under the arrangement is deferred until those elements have been delivered. When collectibility is not reasonably assured, revenue is recognized when cash is collected. Revenue from education services and support services is recognized over the contract term or as the service is performed. We make certain sales to product distributors. These customers are given certain privileges to return a portion of inventory. Return privileges generally allow distributors to return inventory based on a percent of purchases made within a specific period of time. We recognize revenue on sales to distributors that have contractual return rights when the products have been sold by the distributors, unless there is sufficient customer specific sales and sales returns history to support revenue recognition upon shipment. In those instances when shipments made to distributors are recognized upon shipment of the products from the factory, we use historical rates of return from the distributors to provide for estimated product returns in accordance with Statement of Financial Accounting Standards, or SFAS, No. 48, Revenue Recognition When Right of Return Exists. We accrue for warranty costs, sales returns and other allowances at the time of shipment based on historical experience and expected future costs. In accordance with the provisions of Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation), we net sales tax against revenue.

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

Valuation of Long-Lived Assets, including Goodwill and Other Intangible Assets

Our long-lived assets have consisted primarily of goodwill, other intangible assets and property and equipment. We review goodwill for impairment in November of each year, or more frequently if events or circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). Such events or circumstances include, but are not limited to, a significant decrease in the benefits realized from an acquired business, difficulty and delays in integrating an acquired business, a significant change in the operations of an acquired business, or significant negative economic trends, such as stock price movements. The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. We have determined that we operate in a single segment with one operating unit. We estimate the fair value of our reporting unit based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, we are required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and we are not required to perform further testing. If the carrying value exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit. An impairment loss is recognized to the extent that the carrying amount exceeds the implied fair value of the reporting unit.

In prior periods, we determined that indicators of impairment related to goodwill existed, resulting in an impairment charge to goodwill. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our goodwill may change in the future, which could result in additional non-cash impairment charges that would adversely affect our results of operations and financial condition. At March 31, 2008 and December 31, 2007, we had goodwill with a carrying value of $70.4 million. Our current market value as of March 31, 2008 approximates our net asset value and therefore, any additional decline in our market value could represent an indicator of impairment that would require additional analysis be performed to determine the amount of impairment loss, if any.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future net undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

In prior periods, we determined that indicators of impairment related to our intangible assets existed and an impairment analysis was performed, resulting in an impairment loss to amortizable intangible assets. The primary circumstance leading to the impairment of these intangibles was a decline in our projected future cash flows associated with customers and technology attributable to our prior acquisitions. As a result of the impairment charges, our amortizable intangible assets at March 31, 2008 and December 31, 2007 were zero. At March 31, 2008, our other long-lived assets consisted of $20.5 million of net property and equipment.

Stock-Based Compensation

We account for stock-based compensation expense in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment. We have estimated the fair value of stock-based payment awards on the date of grant using the Black Scholes pricing model, which is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rate and expected dividends. The expected stock price volatility is based on the weighted average of the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options and historical volatility of our peers where we lack our own historical information. We base our expected life assumption on our historical experience and on the terms and conditions of the stock awards we grant to employees. Risk free interest rates reflect the yield on zero-coupon U.S. Treasury securities. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero.

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

Operating Lease Liabilities

As a result of our acquisition of Paradyne in September 2005, we assumed a lease commitment for facilities in Largo, Florida. In accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), we accrued a liability for the excess portion of these facilities. The computation of the estimated liability includes a number of assumptions and subjective variables. These variables include the level and timing of future sublease income, amount of contractual variable costs, future market rental rates, discount rate, and other estimated expenses. If circumstances change, and we employ different assumptions in future periods, the lease liability may differ significantly from what we have recorded in the current period and could materially affect our net loss and net loss per share.

RESULTS OF OPERATIONS

We list in the table below the historical condensed consolidated statement of operations data as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	2008	2007
Net revenue	100%	100%
Cost of revenue	68%	64%

Gross profit	32%	36%

Operating expenses:
Research and product development	17%	20%
Sales and marketing	18%	20%
General and administrative	8%	7%
Gain on sale of fixed assets	(1)%	0%

Gain on sale of intangible assets	(8)%	0%

Total operating expenses	34%	47%

Operating loss	(2)%	(11)%
Interest expense	(1)%	(1)%
Interest income	1%	1%
Other income (expense), net	0%	0%

Loss before income taxes	(2)%	(11)%
Income tax provision	0%	0%

Net loss	(2)%	(11)%

Revenue

Information about our revenue for products and services for the three months ended March 31, 2008 and 2007 is summarized below (in millions):

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)	% change
Products	$42.3	$40.4	$1.9	5%
Services	0.7	2.7	(2.0)	(74)%

Total	$43.0	$43.1	$(0.1)	0%

Information about our revenue for North America and International markets for the three months ended March 31, 2008 and 2007 is summarized below (in millions):

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)	% change
Revenue by geography:
United States	$16.3	$20.0	$(3.7)	(18)%
Canada	1.1	2.9	(1.8)	(62)%

Total North America	17.4	22.9	(5.5)	(24)%

Latin America	10.2	5.4	4.8	89%
Europe, Middle East, Africa	13.9	13.4	0.5	4%
Asia Pacific	1.5	1.4	0.1	7%

Total International	25.6	20.2	5.4	27%

Total	$43.0	$43.1	$(0.1)	0%

Total revenue decreased less than 1% or $0.1 million to $43.0 million for the three months ended March 31, 2008 compared to $43.1 million for the same period last year.

For the three months ended March 31, 2008, product revenue increased 5% or $1.9 million and service revenue decreased by 74% or $2.0 million in 2008 compared to 2007. The decrease in service revenue was primarily due to the sale of our Access Node and GigaMux legacy product lines. We sold our Access Node legacy product line and GigaMux legacy product line to third parties in December 2007 and January 2008, respectively. Service revenue represents revenue from maintenance and other services associated with product shipments.

International revenue increased 27% or $5.4 million to $25.6 million for the three months ended March 31, 2008 and represented 59% of total revenue compared with 47% during the same period of 2007. The significant increase in the concentration of international revenue represents the increasing opportunity for our next-generation products in both existing and new network deployments among emerging international carriers in the Middle East and Latin America.

For the three months ended March 31, 2008, one customer represented 14% of net revenue, while no customer represented 10% or more of net revenue during the same period of 2007. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

We are no longer disclosing revenue by product line. We have disposed of the majority of our legacy products. Accordingly, the historic revenue by product line disclosures are no longer meaningful.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, increased 5.9% or $1.6 million to $29.2 million for the three months ended March 31, 2008 compared to $27.6 million for the three months ended March 31, 2007, driven primarily by an increase in revenue on lower margin products. Total cost of revenue was 68% and 64% of revenue for the three months ended March 31, 2008 and 2007, respectively, which increased primarily due to unfavorable pricing in this period. In addition, gross profit was favorably impacted by gains related to the sale of legacy product lines. During the first quarter of 2008, a $1.3 million gain related to the sale of the GigaMux product line was recorded in cost of revenue compared to a $1.8 million gain related to the sale of the iMarc product line recorded in cost of revenue during the first quarter of 2007.

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

Research and Product Development Expenses

Research and product development expenses decreased 17% or $1.5 million to $7.1 million for the three months ended March 31, 2008 compared to $8.7 million for the three months ended March 31, 2007. The decrease was primarily due to restructuring efforts to streamline processes, including the favorable impact of divesting the AccessNode and GigaMux legacy product lines. We intend to continue to invest in research and product development to attain our strategic product development objectives, while seeking to manage the associated costs through expense controls.

Sales and Marketing Expenses

Sales and marketing expenses decreased 10% or $0.9 million to $7.7 million for the three months ended March 31, 2008 compared to $8.6 million for the three months ended March 31, 2007. The decrease was primarily attributable to reduced personnel-related costs of $0.7 million as we realigned our resources to focus on emerging markets, and reduced demonstration and trade show expenses of $0.2 million.

General and Administrative Expenses

General and administrative expenses increased 23% or $0.6 million to $3.5 million for the three months ended March 31, 2008 compared to $2.8 million for the three months ended March 31, 2007. The increase was primarily due to a higher allocation of facility-related expenses of $0.4 million.

Gain on sale of assets

Gain on sale of assets increased from zero for the three months ended March 31, 2007 to $0.5 million for the three months ended March 31, 2008. The current period gain was attributable to the sale of fixed assets associated with our sale of the GigaMux legacy product line in January 2008.

Gain on sale of intangible assets

Gain on sale of intangible assets increased from zero for the three months ended March 31, 2007 to $3.2 million for the three months ended March 31, 2008. The gain was attributable to the sale of intangible assets related to our GigaMux legacy product line sold in January 2008.

Income Tax Provision

During the three months ended March 31, 2008 and March 31, 2007, no material provision or benefit for income taxes was recorded due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents and short-term investments, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At March 31, 2008, cash, cash equivalents and short-term investments, all of which are available to fund current operations, were $57.3 million as compared with $50.2 million at December 31, 2007. This amount includes cash and cash equivalents of $49.2 million at March 31, 2008, as compared with $37.8 million at December 31, 2007. The increase in cash and cash equivalents was attributable to net cash provided by operating and investing activities of $3.7 million and $7.8 million, respectively.

Operating Activities

Net cash provided by operating activities consisted of a net loss of $0.9 million, adjusted for non-cash charges totaling $1.8 million and offset by a gain on sale of assets and intangible assets of $0.5 million and $3.2 million, respectively, and by a decrease in net operating assets totaling $6.5 million. The most significant components of the changes in net operating assets were a decrease in inventories of $7.6 million and a decrease in prepaid expenses and other current assets of $1.2 million, offset by a decrease in accounts payable of $2.5 million. The decrease in inventories was primarily the result of the sale of the GigaMux legacy product line in January 2008 in which we allocated proceeds of $8.5 million to the sale of such inventories.

Investing Activities

Net cash provided by investing activities consisted primarily of proceeds from the sale and maturity of short-term investments of $9.7 million and proceeds from the sale of assets and intangible assets of $3.7 million, offset by purchases of short-term investments of $5.3 million and equipment purchases of $0.3 million. The proceeds from the sale of assets and intangible assets of $3.7 million were related to the sale of the GigaMux legacy product line.

Financing Activities

Net cash provided by financing activities consisted primarily of proceeds from the issuance of common stock of $0.1 million under our employee stock purchase plan offset by repayment of debt of $0.1 million.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents and short-term investments, which totaled $57.3 million at March 31, 2008, and our $25.0 million revolving line of credit and letter of credit facility, and an accounts receivable purchase facility with Silicon Valley Bank, or the SVB Facilities.

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

Under the SVB Facilities, we have the option of borrowing funds at agreed upon rates of interest, so long as the aggregate amount of outstanding borrowings does not exceed $25.0 million. In addition, we may sell specific accounts receivables to Silicon Valley Bank, on a non-recourse basis, at agreed upon discounts to the face amount of those accounts receivables, so long as the aggregate amount of the outstanding accounts receivables does not exceed $10.0 million. The SVB Facilities are renewed on an annual basis, and are currently scheduled to expire in March 2009. There can be no assurance that Silicon Valley Bank will agree to any future renewal of the SVB Facilities.

Under the SVB Facilities, $15.0 million was outstanding at March 31, 2008, and an additional $6.3 million was committed as security for various letters of credit. The amounts borrowed under the revolving credit facility bear interest, payable monthly, at a floating rate that, at our option, is either (1) Silicon Valley Bank’s prime rate, or (2) the sum of LIBOR plus 2.9%: provided that in either case, the minimum interest rate is 4.0%. The interest rate was 5.25% at March 31, 2008.

Our obligations under the SVB Facilities are secured by substantially all of our personal property assets and those of our subsidiaries, including our intellectual property. The SVB Facilities contain certain financial covenants, and customary affirmative covenants and negative covenants. If we do not comply with the various covenants and other requirements under the SVB Facilities, Silicon Valley Bank is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the SVB Facilities. As of March 31, 2008, we were in compliance with these covenants.

During the three months ended March 31, 2008, we sold $5.0 million of customer trade receivables to Silicon Valley Bank on a non-recourse basis in exchange for cash. The sale of the receivables did not represent a securitization, and there was no continuing involvement or interests in the receivables by us after the sale.

Future Requirements and Funding Sources

Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. As a result of the Paradyne acquisition in 2005, we assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $18.5 million as of March 31, 2008. We intend to continue to occupy only a portion of these facilities and are evaluating our options to exit the excess portion of the lease. We have recorded a liability of $3.4 million as of March 31, 2008 in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), which we believe is adequate to cover costs incurred to exit the excess portion of these facilities, net of estimated sublease income.

As a result of the financial demands of major network deployments and the difficulty in accessing capital markets, network service providers continue to request financing assistance from their suppliers. From time to time, we may provide or commit to extend credit or credit support to our customers. This financing may include extending credit to customers. Depending upon market conditions, we may seek to factor these arrangements to financial institutions and investors to reduce the amount of our financial commitments associated with such arrangements. For example, during the three months ended March 31, 2008, we sold $5.0 million of customer trade receivables to Silicon Valley Bank on a non-recourse basis in exchange for cash. The sale of the receivables did not represent a securitization, and there was no continuing involvement or interests in the receivables by us after the sale. Our ability to provide customer financing is limited and depends upon a number of factors, including our capital structure, the level of our available credit and our ability to factor commitments to third parties. Any extension of financing to our customers will limit the capital that we have available for other uses.

In March 2004, we filed a Form S-3 Registration Statement which allows us to sell, from time to time, up to $100 million of our common stock or other securities. Although we may use this multi-purpose shelf registration to raise additional capital, there can be no certainty as to when or if we may offer any securities under the shelf registration or what the terms of any such offering would be.

Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of March 31, 2008, one customer accounted for 21% of accounts receivable, and receivables from customers in territories outside of the United States of America represented 68% of accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

We expect that operating losses and negative cash flows from operations will continue. Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments and available credit facilities will be sufficient to satisfy our anticipated cash requirements for the foreseeable future. However, we may require additional funds if our revenues or expenses fail to meet our current projections or to support other purposes and we may need to raise additional funds through debt or equity financing or from other sources. There can be no assurances that additional funding will be available at all, or that if available, such financing will be obtainable on terms favorable to us. If we were to raise funds through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts.

Contractual Commitments and Off-Balance Sheet Arrangements

At March 31, 2008, our future contractual commitments by fiscal year were as follows (in thousands):

			Payments due by period
	Total	2008	2009	2010	2011	2012
Operating leases	$19,555	$3,694	$4,627	$4,478	$4,478	$2,278
Line of credit	15,000	15,000	—	—	—	—
Debt	19,332	251	370	397	18,314	—
Inventory purchase commitments	14	14	—	—	—	—

Total future contractual commitments	$53,901	$18,959	$4,997	$4,875	$22,792	$2,278

Operating Leases

The operating lease amounts shown above represent primarily off-balance sheet arrangements. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet, net of estimated sublease income. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Of the total $19.6 million operating lease amount, $3.4 million has been recorded as a liability on our balance sheet as of March 31, 2008.

Line of Credit and Debt

The debt and line of credit obligations have been recorded as liabilities on our balance sheet. The debt and line of credit obligation amounts shown above represent the scheduled principal repayments, but not the associated interest payments which may vary based on changes in market interest rates. As of March 31, 2008, we had $15.0 million outstanding under our line of credit and an additional $6.3 million committed as security for various letters of credit, as discussed in Note 8 to the condensed consolidated financial statements. At March 31, 2008, the interest rate on our outstanding debt and line of credit obligations ranged from 5.3% to 8.1%.

Inventory Purchase Commitments

Inventory purchase commitments represent the amount of excess inventory purchase commitments that have been recorded on our balance sheet at March 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Cash and cash equivalents	$49,197	$37,804
Short-term investments	8,096	12,361

	$57,293	$50,165

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments consist principally of demand deposit and money market accounts, commercial paper and corporate debentures and bonds with credit ratings of AA or better. Cash and cash equivalents and short-term investments are principally held with various domestic financial institutions with high credit standing. As of March 31, 2008 and December 31, 2007, receivables from customers in international territories represented 68% and 63%, respectively, of accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We do not use derivative financial instruments in our investment portfolio. We do not hold financial instruments for trading or speculative purposes. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Under our investment policy, short-term investments have a maximum maturity of one year from the date of acquisition, and the average maturity of the portfolio cannot exceed six months. Due to the relatively short maturity of the portfolio, a 10% increase in market interest rates at March 31, 2008 would decrease the fair value of the portfolio by less than $0.1 million.

As of March 31, 2008, our outstanding long-term debt balance was $19.0 million. Interest on our long-term debt accrues on the unpaid principal balance at a variable interest rate (which adjusts every six months) equal to the sum of the LIBOR rate plus 3.0% per annum; provided that in no event will the variable interest rate (a) exceed 14.2488% per annum, (b) be less than 6.5% per annum, or (c) be adjusted by more than 1.0% at any adjustment date. Assuming the outstanding balance on our variable rate long-term debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.4 million.

Foreign Currency Exchange Risk

We transact business in various foreign countries. Substantially all of our assets are located in the United States. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily inter-company receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During 2008 and 2007, we did not hedge any of our foreign currency exposure.

We have performed sensitivity analyses as of March 31, 2008 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $1.1 million at March 31, 2008. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

The Exhibit Index on page 30 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: May 6, 2008	By:	/s/ MORTEZA EJABAT
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment to Loan Documents with an effective date of February 20, 2008 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K filed on February 25, 2008)

10.2	Amendment to Receivables Purchase Agreement with an effective date of February 20, 2008 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 of registrant’s Current Report on Form 8-K filed on February 25, 2008)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer