Form 10-Q
period 2008-06-30
ZHONE TECHNOLOGIES INC
filed 2008-08-05
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐            Accelerated filer  ☒             Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of July 31, 2008, there were approximately 150,390,082 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,483	$37,804
Short-term investments	5,585	12,361
Accounts receivable, net of allowances for sales returns and doubtful accounts of $5,021 as of June 30, 2008 and $5,941 as of December 31, 2007	30,246	33,258
Inventories	37,199	44,698
Prepaid expenses and other current assets	2,624	3,804

Total current assets	120,137	131,925
Property and equipment, net	20,482	20,818
Goodwill	—	70,401
Restricted cash	121	186
Other assets	62	76

Total assets	$140,802	$223,406

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,525	$21,276
Line of credit	15,000	15,000
Current portion of long-term debt	356	265
Accrued and other liabilities	14,485	17,888

Total current liabilities	47,366	54,429
Long-term debt, less current portion	18,884	19,140
Other long-term liabilities	4,950	290

Total liabilities	71,200	73,859

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 900,000 shares; issued and outstanding 150,389 and 150,024 shares as of June 30, 2008 and December 31, 2007, respectively	150	150
Additional paid-in capital	1,063,372	1,061,849
Other comprehensive income	417	610
Accumulated deficit	(994,337)	(913,062)

Total stockholders’ equity	69,602	149,547

Total liabilities and stockholders’ equity	$140,802	$223,406

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue	$40,069	$44,085	$83,102	$87,231
Cost of revenue	28,453	29,109	57,680	56,716

Gross profit	11,616	14,976	25,422	30,515

Operating expenses:
Research and product development	7,156	8,528	14,300	17,184
Sales and marketing	7,855	8,068	15,597	16,695
General and administrative	6,388	2,783	9,855	5,608
Gain on sale of assets	—	—	(455)	—
Gain on sale of intangible assets	(93)	—	(3,297)	—
Goodwill impairment	70,401	—	70,401	—

Total operating expenses	91,707	19,379	106,401	39,487

Operating loss	(80,091)	(4,403)	(80,979)	(8,972)
Interest expense	(391)	(559)	(843)	(1,260)
Interest income	201	482	517	1,016
Other income, net	40	51	156	39

Loss before income taxes	(80,241)	(4,429)	(81,149)	(9,177)
Income tax provision	93	125	126	163

Net loss	$(80,334)	$(4,554)	$(81,275)	$(9,340)

Basic and diluted net loss per share	($0.53)	($0.03)	($0.54)	($0.06)
Weighted average shares outstanding used to compute basic and diluted net loss per share	150,260	149,533	150,166	149,462

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(81,275)	$(9,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,135	1,328
Stock-based compensation	1,276	1,754
Accretion of investments	(122)	(212)
Provision for sales returns and doubtful accounts	1,667	2,093
Goodwill impairment	70,401	—
Gain on sale of assets	(455)	—
Gain on sale of intangible assets	(3,297)	—
Changes in operating assets and liabilities:
Accounts receivable	1,345	(5,067)
Inventories	7,499	2,146
Prepaid expenses and other current assets	1,180	423
Other assets	14	(21)
Accounts payable	(3,751)	567
Accrued and other liabilities	1,257	(2,026)

Net cash used in operating activities	(3,126)	(8,355)

Cash flows from investing activities:
Purchases of property and equipment	(844)	(854)
Purchases of short-term investments	(8,569)	(17,832)
Proceeds from sale and maturities of short-term investments	15,453	14,000
Proceeds from sale of assets	500	1,500
Proceeds from sale of intangible assets	3,297	—
Change in restricted cash	65	—

Net cash provided by (used in) investing activities	9,902	(3,186)

Cash flows from financing activities:
Proceeds from issuance of common stock	247	342
Repayment of debt	(165)	(104)

Net cash provided by financing activities	82	238

Effect of exchange rate changes on cash	(179)	189

Net increase (decrease) in cash and cash equivalents	6,679	(11,114)
Cash and cash equivalents at beginning of period	37,804	46,973

Cash and cash equivalents at end of period	$44,483	$35,859

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

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

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended June 30, 2008, one customer accounted for 17% of net revenue. For the three months ended June 30, 2007, one customer accounted for 11% of net revenue. For the six months ended June 30, 2008, one customer accounted for 16% of net revenue and for the six months ended June 30, 2007, no customer represented 10% or more of net revenue. As of June 30, 2008, one customer accounted for 19% of accounts receivable, and as of December 31, 2007, no customer represented 10% or more of accounts receivable. As of June 30, 2008 and December 31, 2007, receivables from customers in territories outside of the United States of America represented 68% and 63%, respectively, of accounts receivable.

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

SFAS 141R – Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations which close in fiscal years beginning after December 15, 2008. The Company will be required to adopt SFAS 141R in its 2009 fiscal year.

FSP APB 14-1 – Accounting for Convertible Debt Instruments

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement), (FSP APB 14-1), which requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. This statement is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods. The Company is currently evaluating the impact, if any, that the adoption of FSP ABP 14-1 will have on its consolidated financial statements.

(2)	Fair Value Measurement

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

The following table represents the Company’s financial assets and liabilities at fair value on a recurring basis as of June 30, 2008 and the basis for that measurement:

	Fair Value Measurements at Reporting Date Using (In Thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Fixed income available-for-sale securities (1)	$5,585	—	$5,585	—

(1)	Included in short-term investments on the Company’s condensed consolidated balance sheet.

(3)	Operating Lease Liabilities

As a result of the acquisition of Paradyne Networks, Inc. (“Paradyne”) in September 2005, the Company assumed a lease commitment for facilities in Largo, Florida. In accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), the Company accrued a liability for the excess portion of these facilities. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $17.4 million as of June 30, 2008, of which $6.4 million was accrued for excess facilities, net of estimated sublease income. The computation of the estimated liability includes a number of assumptions and subjective variables. These variables include the level and timing of future sublease income, amount of contractual variable costs, future market rental rates, discount rate, and other estimated expenses. If circumstances change, and the Company employs different assumptions in future periods, the lease liability may differ significantly from what the Company has recorded in the current period and could materially affect its net loss and net loss per share. During the second quarter of 2008, the Company significantly reduced its assumptions regarding estimated future sublease income primarily as a result of the deteriorating real estate market. Accordingly, the Company increased its excess lease liability balance by $3.3 million with a corresponding charge to general and administrative expenses. A summary of current period activity related to excess lease liabilities accrued is as follows (in thousands):

Balance at December 31, 2007	$3,695
Cash payments, net	(306)

Balance at March 31, 2008	$3,389
Cash payments, net	(252)
Change in estimate	3,305

Balance at June 30, 2008	$6,442

A summary of the excess lease liabilities at their net present value as of June 30, 2008 is as follows (in thousands):

Future lease payments	$9,378
Less: contractual sublease income	(2,350)
Less: estimated sublease income	(613)
Other sublease expenses	27

Balance at June 30, 2008	$6,442

The current portion of the excess lease liability as of June 30, 2008 of $1.8 million is classified in “Accrued and other liabilities” and the long-term portion of $4.6 million is classified in “Other long-term liabilities” in the accompanying condensed consolidated balance sheet.

(4)	Long-Lived Assets, Goodwill and Other Intangible Assets

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

In June 2008, the Company determined that indicators of impairment existed as a result of a significant decline in the Company’s market capitalization in the three months ended June 30, 2008 as well as subsequent to period end, which resulted in a goodwill impairment loss of $70.4 million. At June 30, 2008 and December 31, 2007, the Company had goodwill with a carrying value of zero and $70.4 million, respectively.

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

During the second quarter of 2007, the Company completed the sale of approximately 3.6 acres of undeveloped land at a price of $1.5 million to the Redevelopment Agency of the City of Oakland pursuant to a repurchase option exercised by the Agency. No gain or loss was recorded on the sale. At June 30, 2008 and December 31, 2007, the Company’s other long-lived assets consisted of $20.5 million and $20.8 million, respectively, of net property and equipment.

(5)	Inventories

Inventories as of June 30, 2008 and December 31, 2007 were as follows (in thousands):

	June 30, 2008	December 31, 2007
Inventories:
Raw materials	$25,376	$33,479
Work in process	4,717	5,194
Finished goods	7,106	6,025

	$37,199	$44,698

Sale of Legacy Inventory and Other Assets

In January 2008, the Company sold its GigaMux legacy product line to a third party. The sale of the GigaMux legacy product line was not treated as a discontinued operation since it did not represent a component of the Company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. The Company allocated the proceeds received to receivables, inventory, fixed assets and intangible assets based on the relative fair value of the assets sold. The Company recognized a gain of $1.3 million on the sale of the inventory related to this product line in the first quarter of 2008 that was recorded in cost of revenue. The Company also recognized a gain of $0.5 million and $3.2 million on the sale of fixed assets and intangible assets, respectively, in the first quarter of 2008 that was recorded as a component of operating expenses. The Company is entitled to additional contingent consideration for the sale of the GigaMux legacy product line upon the buyer’s usage of inventory and/or attainment of certain performance targets through December 2010. Additional contingent consideration, if any, will be recorded upon receipt of cash as an additional gain in cost of revenue. In the second quarter of 2008, the Company received contingent consideration of $0.6 million related to the buyer’s usage of inventory related to the GigaMux legacy product line.

During December 2006, the Company entered into an agreement to sell inventory and certain assets related to its iMarc legacy product line to a third party. The sale of the iMarc legacy product line was not treated as a discontinued operation since it did not represent a component of the Company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon the performance of certain obligations and delivery of the assets in the first quarter of 2007, the Company recognized a gain of $1.8 million that was recorded in cost of revenue. Upon the sale of the remaining iMarc inventory during the second quarter of 2007, the Company recognized an additional gain to cost of revenue of $1.1 million related to the sale of the iMarc legacy product line.

(6)	Stock-Based Compensation

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

The Company has two types of stock-based compensation plans, a stock option plan and an employee stock purchase plan. The compensation cost that has been charged against income for those plans was $1.3 million and $1.8 million for the six months ended June 30, 2008 and 2007, respectively.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock-based compensation	$535	$725	$1,121	$1,640
Compensation expense relating to non-employees	64	1	68	1
Compensation expense relating to Employee Stock Purchase Plan	41	46	87	113

Stock-based compensation expense	$640	$772	$1,276	$1,754

Stock Options

The stock-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company has two active stock option plans, the Amended and Restated Special 2001 Stock Incentive Plan and the Amended and Restated 2001 Stock Incentive Plan. Stock options are primarily issued from the Amended and Restated 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company. As of June 30, 2008, 5.9 million shares were available for grant under these plans.

The assumptions used to value option grants for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Expected term	4.7 years	4.7 years	4.7 years	4.7 years
Volatility	61%	61%	61%	62%
Risk free interest rate	3.52%	5.02%	3.49%	4.83%

The following table sets forth the summary of option activity under the stock option plans for the six months ended June 30, 2008 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	24,939	$4.21	4.92	$406
Granted	138	$1.07
Canceled/Forfeited	(503)	$2.06
Exercised	(23)	$0.21

Outstanding as of March 31, 2008	24,551	$4.23	4.63	$297

Granted	345	$0.96
Canceled/Forfeited	(372)	$2.83
Exercised	(5)	$0.21

Outstanding as of June 30, 2008	24,519	$4.21	4.48	$216

Vested and expected to vest at June 30, 2008	22,739	$4.41	4.34	$216

Vested and exercisable at June 30, 2008	18,447	$5.07	3.90	$216

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.78 as of June 30, 2008, which would have been received from the option holders had all option holders exercised their options as of that date.

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2008 was $0.51 per share and $0.52 per share, respectively. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2007 was $0.72 per share and $0.68 per share, respectively. The intrinsic value of options exercised during the period and the proceeds received were insignificant for the three and six months ended June 30, 2008 and June 30, 2007.

As of June 30, 2008, there was $4.1 million of unrecognized compensation costs, adjusted for estimated forfeitures related to unvested stock-based payments granted which are expected to be recognized over a weighted average period of 1.8 years.

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

The following table summarizes shares purchased, weighted average purchase price, cash received and the aggregate intrinsic value for ESPP purchases during the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30, (in thousands, except per share data)		Six Months Ended June 30, (in thousands, except per share data)
	2008	2007	2008	2007
Shares purchased	141	162	268	343
Weighted average purchase price	$0.82	$0.99	$0.87	$0.99
Cash received	$117	$161	$234	$340
Aggregate intrinsic value	$39	$28	$85	$89

The assumptions used to value stock purchases under the Company’s ESPP for the three and six months ended June 30, 2008 are as follows:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Expected term	3 months	3 months
Volatility	70%	59%
Risk free interest rate	1.70%	2.31%
Weighted average fair value per share	$0.32	$0.32

(7)	Net Loss Per Share

The following tables set forth potentially dilutive securities that have been excluded from the diluted net loss per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30, 2008	Weighted Average Exercise Price	Six Months Ended June 30, 2008	Weighted Average Exercise Price
Warrants	2,182	$4.20	2,182	$4.20
Outstanding stock options and unvested restricted shares	24,597	$4.21	24,597	$4.21

	26,779		26,779

	Three Months Ended June 30, 2007	Weighted Average Exercise Price	Six Months Ended June 30, 2007	Weighted Average Exercise Price
Convertible debentures	1,231	$6.02	1,231	$6.02
Warrants	2,716	$4.68	2,716	$4.68
Outstanding stock options and unvested restricted shares	23,950	$4.51	23,950	$4.55

	27,897		27,897

(8)	Comprehensive Loss

The components of comprehensive loss, net of tax, for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(80,334)	$(4,554)	$(81,275)	$(9,340)
Other comprehensive loss:
Change in unrealized loss on investments	(13)	(5)	(14)	(6)
Foreign currency translation adjustments	2	140	(179)	189

Total comprehensive loss	$(80,345)	$(4,419)	$(81,468)	$(9,157)

(9)	Commitments and Contingencies

Long-Term Debt

Long-term debt consisted of the following as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Secured real estate loan due April 2011	$19,240	$19,405
Less current portion of long-term debt	356	265

	$18,884	$19,140

Aggregate debt maturities as of June 30, 2008 were $0.2 million for the remainder of 2008, $0.4 million in 2009, $0.4 million in 2010, and $18.3 million in 2011. In addition, the Company had $15.0 million outstanding under its line of credit agreement at June 30, 2008 and December 31, 2007.

Secured Real Estate Loan

In December 2005, the Company entered into an amendment to an existing loan with a financial institution relating to the financing of its Oakland, California campus (the “Amended Loan”). As of June 30, 2008, the Company had $19.2 million of debt outstanding under this secured real estate loan facility which matures in April 2011. The interest rate on this debt was 7.1% as of June 30, 2008. The Company’s obligations under the Amended Loan remain secured by a security interest in the Company’s campus. As of June 30, 2008 and December 31, 2007, the debt was collateralized by land and buildings with a net book value of $16.3 million and $16.5 million, respectively.

Credit Facilities

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

Under these facilities, $15.0 million was outstanding at June 30, 2008 and December 31, 2007. An additional $2.7 million and $6.5 million was committed as security for various letters of credit as of June 30, 2008 and December 31, 2007, respectively. The amounts borrowed under the revolving credit facility bear interest, payable monthly, at a floating rate that, at the Company’s option, is either (1) Silicon Valley Bank’s prime rate, or (2) the sum of LIBOR plus 2.9%; provided that in either case, the minimum interest rate is 4.0%. The interest rate was 5.0% at June 30, 2008.

The Company’s obligations under the SVB Facilities are secured by substantially all of the Company’s personal property assets and those of its subsidiaries, including their intellectual property. The SVB Facilities contain certain financial covenants, and customary affirmative covenants and negative covenants. If the Company does not comply with the various covenants and other requirements under the SVB Facilities, Silicon Valley Bank is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the SVB Facilities. As of June 30, 2008, the Company was in compliance with these covenants.

During the six months ended June 30, 2008, the Company sold $5.3 million of customer trade receivables to Silicon Valley Bank on a non-recourse basis in exchange for cash. The sale of the receivables did not represent a securitization, and there was no continuing involvement or interests in the receivables by the Company after the sale.

Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2008 (remainder of the year)	$2,529
2009	4,767
2010	4,506
2011	4,478
2012	2,278

Total minimum lease payments	$18,558

The total minimum lease payments shown above include projected payments and obligations for leases that the Company is no longer utilizing, some of which relate to excess facilities obtained through acquisitions. At June 30, 2008, the Company had estimated commitments of $17.4 million related to facilities assumed as a result of the Paradyne acquisition, of which $6.4 million was accrued for excess facilities, which is net of estimated sublease income. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates.

Warranties

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the six months ended June 30, 2008 and 2007 (in thousands):

	Six Months Ended June 30,
	2008	2007
Beginning balance	$2,487	$3,128
Charged to cost of revenue	820	1,371
Claims and settlements	(1,203)	(1,567)

Ending balance	$2,104	$2,932

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

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue and is recorded in cost of revenue.

Legal Proceedings

Paradyne Matters

As a result of the acquisition of Paradyne in September 2005, the Company became involved in various legal proceedings, claims and litigation, including those identified below, relating to the operations of Paradyne prior to the acquisition of Paradyne.

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

(10)	Enterprise-Wide Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenue by Geography:
United States	$16,776	$19,705	$33,142	$39,699
Canada	1,314	2,519	2,385	5,428

Total North America	18,090	22,224	35,527	45,127

Latin America	6,598	11,054	16,840	16,463
Europe, Middle East, Africa	14,577	9,614	28,434	23,098
Asia Pacific	804	1,193	2,301	2,543

Total International	21,979	21,861	47,575	42,104

	$40,069	$44,085	$83,102	$87,231

(11)	Income Taxes

In accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), the total amount of unrecognized tax benefits, including interest and penalties, at June 30, 2008 was not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits at the date of adoption or at the quarter ended June 30, 2008. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

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

Our global customer base includes regional, national and international telecommunications carriers, as well as cable service providers. To date, our products are deployed by over 700 network service providers on six continents worldwide. We believe that we have assembled the employee base, technological breadth and market presence to provide a simple yet comprehensive set of next-generation solutions to the bandwidth bottleneck in the access network and the other problems encountered by network service providers when delivering communications services to subscribers.

Since inception, we have incurred significant operating losses and had an accumulated deficit of $994.3 million as of June 30, 2008.

Going forward, our key financial objectives include the following:

•	Increasing revenue while continuing to carefully control costs;

•	Continued investments in strategic research and product development activities that will provide the maximum potential return on investment; and

•	Minimizing consumption of our cash and short-term investments.

Sale of Legacy Inventory and Other Assets

In January 2008, we sold our GigaMux legacy product line to a third party. The sale of the GigaMux legacy product line was not treated as a discontinued operation since it did not represent a component of the company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. We allocated the proceeds received to receivables, inventory, fixed assets and intangible assets based on the relative fair value of the assets sold. We recognized a gain of $1.3 million on the sale of the inventory related to this product line in the first quarter of 2008 that was recorded in cost of revenue. We also recognized a gain of $0.5 million and $3.2 million on the sale of fixed assets and intangible assets, respectively, in the first quarter of 2008 that was recorded as a component of operating expenses. We are entitled to additional contingent consideration for the sale of the GigaMux legacy product line upon the buyer’s usage of inventory and/or attainment of certain performance targets through December 2010. Additional contingent consideration, if any, will be recorded upon receipt of cash as an additional gain in cost of revenue. In the second quarter of 2008, we received contingent consideration of $0.6 million related to the buyer’s usage of inventory related to the GigaMux legacy product line.

During December 2006, we entered into an agreement to sell inventory and certain assets related to our iMarc legacy product line to a third party. The sale of the iMarc legacy product line was not treated as a discontinued operation since it did not represent a component of the company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon the performance of certain obligations and delivery of the assets in the first quarter of 2007, we recognized a gain of $1.8 million that was recorded in cost of revenue. Upon the sale of the remaining iMarc inventory during the second quarter of 2007, we recognized an additional gain to cost of revenue of $1.1 million related to the sale of the iMarc legacy product line.

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

In June 2008, we determined that indicators of impairment existed as a result of a significant decline in our market capitalization in the three months ended June 30, 2008 as well as subsequent to period end, which resulted in a goodwill impairment loss of $70.4 million. At June 30, 2008 and December 31, 2007, we had goodwill with a carrying value of zero and $70.4 million, respectively.

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

During the second quarter of 2007, we completed the sale of approximately 3.6 acres of undeveloped land at a price of $1.5 million to the Redevelopment Agency of the City of Oakland pursuant to a repurchase option exercised by the Agency. No gain or loss was recorded on the sale. At June 30, 2008 and December 31, 2007, our other long-lived assets consisted of $20.5 million and $20.8 million, respectively, of net property and equipment.

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

Operating Lease Liabilities

As a result of our acquisition of Paradyne in September 2005, we assumed a lease commitment for facilities in Largo, Florida. In accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), we accrued a liability for the excess portion of these facilities. The computation of the estimated liability includes a number of assumptions and subjective variables. These variables include the level and timing of future sublease income, amount of contractual variable costs, future market rental rates, discount rate, and other estimated expenses. If circumstances change, and we employ different assumptions in future periods, the lease liability may differ significantly from what we have recorded in the current period and could materially affect our net loss and net loss per share. During the second quarter of 2008, we significantly reduced our assumptions regarding estimated future sublease income primarily as a result of the deteriorating real estate market. Accordingly, we increased the excess lease liability balance by $3.3 million with a corresponding charge to general and administrative expenses.

RESULTS OF OPERATIONS

We list in the table below the historical condensed consolidated statement of operations data as a percentage of net revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue	100%	100%	100%	100%
Cost of revenue	71%	66%	69%	65%

Gross profit	29%	34%	31%	35%

Operating expenses:
Research and product development	18%	19%	17%	20%
Sales and marketing	20%	19%	19%	19%
General and administrative	16%	6%	12%	7%
Gain on sale of assets	0%	0%	(1)%	0%
Gain on sales of intangible assets	(1)%	0%	(4)%	0%
Goodwill impairment	176%	0%	85%	0%

Total operating expenses	229%	44%	128%	46%

Operating loss	(200)%	(10)%	(97)%	(11)%
Interest expense	(1)%	(1)%	(1)%	(1)%
Interest income	1%	1%	0%	1%
Other income, net	0%	0%	0%	0%

Loss before income taxes	(200)%	(10)%	(98)%	(11)%
Income tax provision	0%	0%	0%	0%

Net loss	(200)%	(10)%	(98)%	(11)%

Revenue

Information about our net revenue for products and services for the three and six months ended June 30, 2008 and 2007 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase (Decrease)	% Change	2008	2007	Increase (Decrease)	% Change
Products	$39.2	$41.5	$(2.3)	(6)%	$81.5	$81.9	$(0.4)	(0)%
Services	0.9	2.6	(1.7)	(65)%	1.6	5.3	(3.7)	(70)%

Total	$40.1	$44.1	$(4.0)	(9)%	$83.1	$87.2	$(4.1)	(5)%

Information about our net revenue for North America and International markets for the three and six months ended June 30, 2008 and 2007 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase (Decrease)	% change	2008	2007	Increase (Decrease)	% change
Revenue by geography:
United States	$16.8	$19.7	$(2.9)	(15)%	$33.1	$39.7	$(6.6)	(17)%
Canada	1.3	2.5	(1.2)	(48)%	2.4	5.4	(3.0)	(56)%

Total North America	18.1	22.2	(4.1)	(18)%	35.5	45.1	(9.6)	(21)%

Latin America	6.6	11.1	(4.5)	(41)%	16.8	16.5	0.3	2%
Europe, Middle East, Africa	14.6	9.6	5.0	52%	28.5	23.1	5.4	23%
Asia Pacific	0.8	1.2	(0.4)	(33)%	2.3	2.5	(0.2)	(8)%

Total International	22.0	21.9	0.1	(0)%	47.6	42.1	5.5	13%

Total	$40.1	$44.1	$(4.0)	(9)%	$83.1	$87.2	$(4.1)	(5)%

For the three months ended June 30, 2008, net revenue decreased 9% or $4.0 million to $40.1 million from $44.1 million for the same period last year. For the six months ended June 30, 2008, net revenue decreased 5% or $4.1 million to $83.1 million from $87.2 million for the same period last year. The decrease in total net revenue for products and services was primarily due to the sales of our Access Node and GigaMux legacy product lines. We sold our Access Node legacy product line and GigaMux legacy product line to third parties in December 2007 and January 2008, respectively. Service revenue represents revenue from maintenance and other services associated with product shipments.

International revenue increased less than 1% or $0.1 million to $22.0 million for the three months ended June 30, 2008 from $21.9 million for the same period last year, and represented 55% of total revenue compared with 50% during the same period of 2007. For the six months ended June 30, 2008, international revenue increased 13% or $5.5 million to $47.6 million from $42.1 million for the same period last year, and represented 57% of total revenue compared with 48% during the same period of 2007. The increase in the concentration of international revenue represents the increasing opportunity for our next-generation products in both existing and new network deployments among emerging international carriers. During the second quarter of 2008, our international business, particularly in the Latin America market, was adversely affected due to continuing aggressive pricing actions taken by many smaller competitors headquartered outside of the United States.

For the three months ended June 30, 2008, one customer represented 17% of net revenue. For the six months ended June 30, 2008, one customer represented 16% of net revenue. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, decreased $0.6 million or 2% to $28.5 million for the three months ended June 30, 2008 compared to $29.1 million for the three months ended June 30, 2007. Cost of revenue decreased due to an overall decline in net revenue. Cost of revenue increased $1.0 million or 2% to $57.7 million for the six months ended June 30, 2008 compared to $56.7 million for the six months ended June 30, 2007. The increase in cost of revenue was primarily due to the increase in revenue from products that have lower margins. Total cost of revenue was 71% and 66% of net revenue for the three months ended June 30, 2008 and 2007, respectively, and 69% and 65% of net revenue for the six months ended June 30, 2008 and 2007, respectively. During first quarter of 2008, a $1.3 million gain related to the sale of the GigaMux legacy product line was recorded in cost of revenue compared to a $1.8 million gain related to the sale of the iMarc legacy product line recorded in cost of revenue during the first quarter of 2007. During the second quarter of 2008, a $0.6 million gain related to the sale of the GigaMux legacy product line was recorded in cost of revenue compared to a $1.1 million gain related to the sale of the iMarc legacy product line recorded in cost of revenue during the second quarter of 2007.

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

Research and Product Development Expenses

Research and product development expenses decreased 15% or $1.3 million to $7.2 million from $8.5 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, and decreased 17% or $2.9 million to $14.3 million from $17.2 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease was primarily due to restructuring efforts to streamline processes and reduce personnel-related costs, including the favorable impact of divesting the AccessNode and GigaMux legacy product lines. We intend to continue to invest in research and product development to attain our strategic product development objectives, while seeking to manage the associated costs through expense controls.

Sales and Marketing Expenses

Sales and marketing expenses decreased 2% or $0.2 million to $7.9 million from $8.1 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, and decreased 7% or $1.1 million to $15.6 million from $16.7 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease was primarily attributable to reduced personnel-related costs as we reduced and realigned our resources to focus on emerging markets.

General and Administrative Expenses

General and administrative expenses increased 129% or $3.6 million to $6.4 million from $2.8 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, and increased 77% or $4.3 million to $9.9 million from $5.6 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase was primarily due to the adjustment of excess lease liabilities of $3.3 million during the second quarter of 2008. During the second quarter of 2008, we significantly reduced our assumptions regarding estimated future sublease income primarily as a result of the deteriorating real estate market. Accordingly, we increased the excess lease liability balance by $3.3 million with a corresponding charge to general and administrative expenses. In addition, the general and administrative expenses for the six months ended June 30, 2008 increased over the prior period due to a higher allocation of facility-related expenses of $1.0 million.

Gain on Sale of Assets

Gain on sale of assets increased from zero for the six months ended June 30, 2007 to $0.5 million for the six months ended June 30, 2008. The gain was attributable to the sale of fixed assets associated with our sale of the GigaMux legacy product line in January 2008.

Gain on Sale of Intangible Assets

Gain on sale of intangible assets increased from zero for the three and six months ended June 30, 2007 to $0.1 million and $3.3 million for the three and six months ended June 30, 2008, respectively. The gains were attributable to the sale of intangible assets related to our GigaMux legacy product line sold in January 2008.

Goodwill Impairment

In June 2008, we reviewed goodwill for impairment due to the significant decrease in our market capitalization in the three months ended June 30, 2008 as well as subsequent to period end. We determined that indicators of impairment existed, resulting in a goodwill impairment loss of $70.4 million during the second quarter of 2008.

Income Tax Provision

During the three and six months ended June 30, 2008 and 2007, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents and short-term investments, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At June 30, 2008, cash, cash equivalents and short-term investments, all of which are available to fund current operations, were $50.1 million as compared with $50.2 million at December 31, 2007. This amount includes cash and cash equivalents of $44.5 million, as compared with $37.8 million at December 31, 2007. The increase in cash and cash equivalents was attributable to net cash provided by investing activities of $9.9 million, offset by net cash used in operating activities of $3.1 million.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2008 consisted of a net loss of $81.3 million, adjusted for non-cash charges totaling $74.4 million and a decrease in operating assets totaling $7.5 million, offset by a gain on sales of assets and intangible assets of $0.5 million and $3.3 million, respectively. The most significant components of the changes in net operating assets were a decrease in inventories of $7.5 million and a decrease in accounts receivable of $1.3 million, offset by a decrease in accounts payable of $3.8 million. The decrease in inventories was primarily the result of the sale of the GigaMux legacy product line in January 2008 in which we allocated proceeds of $8.5 million to the sale of such inventories.

Investing Activities

Net cash provided by investing activities consisted primarily of proceeds from the sale and maturity of short-term investments of $15.5 million and proceeds from the sale of assets and intangible assets of $3.8 million, offset by purchases of short-term investments of $8.6 million and equipment purchases of $0.8 million. The proceeds from the sale of assets and intangible assets of $3.8 million were related to the sale of the GigaMux legacy product line in January 2008.

Financing Activities

Net cash provided by financing activities consisted primarily of proceeds from the issuance of common stock of $0.2 million under our Employee Stock Purchase Plan offset by repayment of debt of $0.2 million.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents and short-term investments, which totaled $50.1 million at June 30, 2008, and our $25.0 million revolving line of credit and letter of credit facility, and an accounts receivable purchase facility with Silicon Valley Bank (the SVB Facilities).

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

Under the SVB Facilities, $15.0 million was outstanding at June 30, 2008, and an additional $2.7 million was committed as security for various letters of credit. The amounts borrowed under the revolving credit facility bear interest, payable monthly, at a floating rate that, at our option, is either (1) Silicon Valley Bank’s prime rate, or (2) the sum of LIBOR plus 2.9%: provided that in either case, the minimum interest rate is 4.0%. The interest rate was 5.0% at June 30, 2008.

Our obligations under the SVB Facilities are secured by substantially all of our personal property assets and those of our subsidiaries, including our intellectual property. The SVB Facilities contain certain financial covenants, and customary affirmative covenants and negative covenants. If we do not comply with the various covenants and other requirements under the SVB Facilities, Silicon Valley Bank is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the SVB Facilities. As of June 30, 2008, we were in compliance with these covenants.

During the six months ended June 30, 2008, we sold $5.3 million of customer trade receivables to Silicon Valley Bank on a non-recourse basis in exchange for cash. The sale of the receivables did not represent a securitization, and there was no continuing involvement or interests in the receivables by us after the sale.

Future Requirements and Funding Sources

Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. As a result of the Paradyne acquisition in 2005, we assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $17.4 million as of June 30, 2008. We intend to continue to occupy only a portion of these facilities. We have recorded a liability of $6.4 million as of June 30, 2008, which we believe is adequate to cover costs incurred to exit the excess portion of these facilities, net of estimated sublease income.

As a result of the financial demands of major network deployments and the difficulty in accessing capital markets, network service providers continue to request financing assistance from their suppliers. From time to time, we may provide or commit to extend credit or credit support to our customers. This financing may include extending the terms for product payments to customers. Depending upon market conditions, we may seek to factor these arrangements to financial institutions and investors to reduce the amount of our financial commitments associated with such arrangements. For example, during the three months ended June 30, 2008, we sold $0.3 million of customer trade receivables to Silicon Valley Bank on a non-recourse basis in exchange for cash. The sale of the receivables did not represent a securitization, and there was no continuing involvement or interests in the receivables by us after the sale. Our ability to provide customer financing is limited and depends upon a number of factors, including our capital structure, the level of our available credit and our ability to factor commitments to third parties. Any extension of financing to our customers will limit the capital that we have available for other uses.

In March 2004, we filed a Form S-3 Registration Statement which allows us to sell, from time to time, up to $100 million of our common stock or other securities. Although we may use this multi-purpose shelf registration to raise additional capital, there can be no certainty as to when or if we may offer any securities under the shelf registration or what the terms of any such offering would be.

Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of large balances due from a relatively small number of customers. As of June 30, 2008, one customer accounted for 19% of accounts receivable, and receivables from customers in territories outside of the United States of America represented 68% of accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

We expect that operating losses and negative cash flows from operations will continue. Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments and available credit facilities will be sufficient to satisfy our anticipated cash requirements for the foreseeable future. However, we may require additional funds if our revenues or expenses fail to meet our current projections or to support other purposes and we may need to raise additional funds through debt or equity financing or from other sources. There can be no assurances that additional funding will be available at all, or that if available, such financing will be obtainable on terms favorable to us. If we were to raise funds through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions we have previously taken in the past.

Contractual Commitments and Off-Balance Sheet Arrangements

At June 30, 2008, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2008	2009	2010	2011	2012
Operating leases	$18,558	$2,529	$4,767	$4,506	$4,478	$2,278
Line of credit	15,000	15,000	—	—	—	—
Long-term Debt	19,240	155	369	397	18,319	—
Inventory purchase commitments	14	14	—	—	—	—

Total future contractual commitments	$52,812	$17,698	$5,136	$4,903	$22,797	$2,278

Operating Leases

The operating lease amounts shown above represent primarily off-balance sheet arrangements. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet, net of estimated sublease income. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Of the total $18.6 million operating lease amount, $6.4 million has been recorded as a liability on our balance sheet as of June 30, 2008.

Line of Credit and Long-term Debt

The long-term debt and line of credit obligations have been recorded as liabilities on our balance sheet. The long-term debt and line of credit obligation amounts shown above represent the scheduled principal repayments, but not the associated interest payments which may vary based on changes in market interest rates. As of June 30, 2008, we had $15.0 million outstanding under our line of credit and an additional $2.7 million committed as security for various letters of credit, as discussed in Note 9 to the condensed consolidated financial statements. At June 30, 2008, the interest rate on our outstanding long-term debt and line of credit obligations ranged from 5.0% to 7.1%.

Inventory Purchase Commitments

Inventory purchase commitments represent the amount of excess inventory purchase commitments that have been recorded on our balance sheet at June 30, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Cash and cash equivalents	$44,483	$37,804
Short-term investments	5,585	12,361

	$50,068	$50,165

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments consist principally of demand deposit and money market accounts, commercial paper and corporate debentures and bonds with credit ratings of AA or better. Cash and cash equivalents and short-term investments are principally held with various domestic financial institutions with high credit standing. As of June 30, 2008, one customer accounted for 19% of accounts receivable, and receivables from customers in territories outside of the United States of America represented 68% of accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We do not use derivative financial instruments in our investment portfolio. We do not hold financial instruments for trading or speculative purposes. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Under our investment policy, short-term investments have a maximum maturity of one year from the date of acquisition, and the average maturity of the portfolio cannot exceed six months. Due to the relatively short maturity of the portfolio, a 10% increase in market interest rates at June 30, 2008 would decrease the fair value of the portfolio by less than $0.1 million.

As of June 30, 2008, our outstanding long-term debt balance was $19.2 million. Interest on our long-term debt accrues on the unpaid principal balance at a variable interest rate (which adjusts every six months) equal to the sum of the LIBOR rate plus 3.0% per annum; provided that in no event will the variable interest rate (a) exceed 14.2488% per annum, (b) be less than 6.5% per annum, or (c) be adjusted by more than 1.0% at any adjustment date. Assuming the outstanding balance on our variable rate long-term debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.4 million.

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

We have performed sensitivity analyses as of June 30, 2008 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $1.1 million at June 30, 2008. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

Paradyne Matters

As a result of our acquisition of Paradyne in September 2005, we became involved in various legal proceedings, claims and litigation, including those identified below, relating to the operations of Paradyne prior to our acquisition of Paradyne.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and set forth below, which could materially affect our business, financial condition or future results. Except as set forth below in this Item 1A, there are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2007. The risks described in our Annual Report on Form 10-K and set forth below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our common stock may be delisted from The Nasdaq Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is listed on The Nasdaq Global Market. On June 11, 2008, we received a letter from The Nasdaq Stock Market, or Nasdaq, indicating that, for the last 30 consecutive business days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 minimum per share bid price required for continued inclusion on The Nasdaq Global

Market under Marketplace Rule 4450(a)(5). In accordance with Marketplace Rule 4450(e)(2), we were given 180 calendar days from the date of the Nasdaq letter, or until December 8, 2008, to regain compliance with the minimum bid price rule. Our stock price has not closed above $1.00 since the date of the receipt of the letter from Nasdaq.

To regain compliance, the closing bid price of our common stock must be at or above $1.00 per share for a minimum of 10 consecutive business days. Nasdaq may, in its discretion, require us to maintain a bid price of at least $1.00 per share for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance. If we do not regain compliance by December 8, 2008, Nasdaq will provide written notification to us that our common stock will be delisted. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel. Alternatively, we could apply to transfer our common stock to The Nasdaq Capital Market if we satisfy all of the requirements, other than the minimum bid price requirement, for initial listing on The Nasdaq Capital Market set forth in Marketplace Rule 4310(c). If we were to elect to apply for such transfer and if such application were approved, we would have an additional 180 days to regain compliance with the minimum bid price rule while listed on The Nasdaq Capital Market. We are currently actively monitoring the bid price for our common stock, and will consider available options to resolve the deficiency and regain compliance with the Nasdaq minimum bid price requirement. However, there can be no assurance that we will be successful in undertaking any of these actions.

Delisting from The Nasdaq Global Market could have an adverse effect on our business and on the trading of our common stock. If a delisting of our common stock were to occur, our common stock would trade on the OTC Bulletin Board or on the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result. Delisting from The Nasdaq Global Market could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

Item 4.	Submission of Matters to a Vote of Security Holders

At our 2008 annual meeting of stockholders held on May 15, 2008, the stockholders voted on the following two proposals and cast their votes as follows:

Proposal 1: To elect two members of the Board of Directors to serve for three year terms as Class I Directors.

Nominee	For	Withheld
Robert Dahl	127,420,372	5,072,431
Steven Levy	127,432,520	5,060,283

Proposal 2: To ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

For	Against	Abstentions	Not Voted
130,165,764	1,592,816	734,223	0

Item 6.	Exhibits

The Exhibit Index on page 29 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: August 5, 2008	By:	/s/ MORTEZA EJABAT
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer