Form 10-Q
period 2008-09-30
ZHONE TECHNOLOGIES INC
filed 2008-11-04
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2008, there were approximately 150,550,308 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,496	$37,804
Short-term investments	4,755	12,361
Accounts receivable, net of allowances for sales returns and doubtful accounts of $5,284 as of September 30, 2008 and $5,941 as of December 31, 2007	26,595	33,258
Inventories	42,858	44,698
Prepaid expenses and other current assets	2,908	3,804

Total current assets	113,612	131,925
Property and equipment, net	20,102	20,818
Goodwill	—	70,401
Restricted cash	122	186
Other assets	55	76

Total assets	$133,891	$223,406

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,196	$21,276
Line of credit	15,000	15,000
Current portion of long-term debt	363	265
Accrued and other liabilities	14,276	17,888

Total current liabilities	46,835	54,429
Long-term debt, less current portion	18,811	19,140
Other long-term liabilities	4,563	290

Total liabilities	70,209	73,859

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 900,000 shares; issued and outstanding 150,549 and 150,024 shares as of September 30, 2008 and December 31, 2007, respectively	151	150
Additional paid-in capital	1,064,012	1,061,849
Other comprehensive income	385	610
Accumulated deficit	(1,000,866)	(913,062)

Total stockholders’ equity	63,682	149,547

Total liabilities and stockholders’ equity	$133,891	$223,406

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue	$32,020	$41,604	$115,122	$128,835
Cost of revenue	22,376	29,133	80,056	85,849

Gross profit	9,644	12,471	35,066	42,986

Operating expenses:
Research and product development	6,480	8,154	20,780	25,338
Sales and marketing	6,483	8,446	22,080	25,141
General and administrative	2,834	2,260	12,689	7,868
Gain on sale of assets	—	—	(455)	—
Gain on sale of intangible assets	—	(5,000)	(3,297)	(5,000)
Goodwill impairment	—	—	70,401	—

Total operating expenses	15,797	13,860	122,198	53,347

Operating loss	(6,153)	(1,389)	(87,132)	(10,361)
Interest expense	(421)	(508)	(1,264)	(1,768)
Interest income	128	470	645	1,486
Other income (expense), net	(33)	22	123	61

Loss before income taxes	(6,479)	(1,405)	(87,628)	(10,582)
Income tax provision	50	125	176	288

Net loss	$(6,529)	$(1,530)	$(87,804)	$(10,870)

Basic and diluted net loss per share	($0.04)	($0.01)	($0.58)	($0.07)
Weighted average shares outstanding used to compute basic and diluted net loss per share	150,443	149,715	150,258	149,512

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(87,804)	$(10,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,708	2,044
Stock-based compensation	1,874	2,462
Accretion of investments	(132)	(341)
Provision for sales returns and doubtful accounts	2,449	2,311
Goodwill impairment	70,401	—
(Gain)/loss on sale of assets	(455)	75
Gain on sale of intangible assets	(3,297)	(5,000)
Changes in operating assets and liabilities:
Accounts receivable	4,214	(6,125)
Inventories	1,840	2,297
Prepaid expenses and other current assets	896	(1)
Other assets	21	447
Accounts payable	(4,080)	1,388
Accrued and other liabilities	661	(2,539)

Net cash used in operating activities	(11,704)	(13,852)

Cash flows from investing activities:
Purchases of property and equipment	(1,039)	(1,135)
Purchases of short-term investments	(10,879)	(23,432)
Proceeds from sale and maturities of short-term investments	18,587	28,130
Proceeds from sale of assets	502	1,500
Proceeds from sale of intangible assets	3,297	5,000
Tax adjustment related to acquisition of Sorrento	—	336
Change in restricted cash	64	—

Net cash provided by investing activities	10,532	10,399

Cash flows from financing activities:
Proceeds from issuance of common stock	290	506
Borrowings under credit facilities	—	500
Repayment of debt	(231)	(7,578)

Net cash provided by (used in) financing activities	59	(6,572)

Effect of exchange rate changes on cash	(195)	464

Net decrease in cash and cash equivalents	(1,308)	(9,561)
Cash and cash equivalents at beginning of period	37,804	46,973

Cash and cash equivalents at end of period	$36,496	$37,412

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

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

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended September 30, 2008 and 2007, no customer represented 10% or more of net revenue. For the nine months ended September 30, 2008, one customer accounted for 12% of net revenue and for the nine months ended September 30, 2007, no customer represented 10% or more of net revenue. As of September 30, 2008, one customer accounted for 12% of accounts receivable, and as of December 31, 2007, no customer represented 10% or more of accounts receivable. As of September 30, 2008 and December 31, 2007, receivables from customers in territories outside of the United States of America represented 65% and 63%, respectively, of accounts receivable.

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

The following table represents the Company’s financial assets and liabilities at fair value on a recurring basis as of September 30, 2008 and the basis for that measurement:

	Fair Value Measurements at Reporting Date Using (In Thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds and overnight deposits (1)	$24,350	$24,350	$—	$—
Fixed income available-for-sale securities (2)	4,755	—	4,755	—

Total	$29,105	$24,350	$4,755	$—

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

(2)	Included in short-term investments on the Company’s condensed consolidated balance sheet.

(3)	Operating Lease Liabilities

As a result of the acquisition of Paradyne Networks, Inc. (“Paradyne”) in September 2005, the Company assumed a lease commitment for facilities in Largo, Florida. In accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), the Company accrued a liability for the excess portion of these facilities. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $16.3 million as of September 30, 2008, of which $6.0 million was accrued for excess facilities, net of estimated sublease income. The computation of the estimated liability includes a number of assumptions and subjective variables. These variables include the level and timing of future sublease income, amount of contractual variable costs, future market rental rates, discount rate, and other estimated expenses. If circumstances change, and the Company employs different assumptions in future periods, the lease liability may differ significantly from what the Company has recorded in the current period and could materially affect its net loss and net loss per share. During the second quarter of 2008, the Company significantly reduced its assumptions regarding estimated future sublease income primarily as a result of the deteriorating real estate market. Accordingly, during the second quarter of 2008, the Company increased its excess lease liability balance by $3.3 million with a corresponding charge to general and administrative expenses. A summary of current period activity related to excess lease liabilities accrued is as follows (in thousands):

Balance at December 31, 2007	$3,695
Cash payments, net	(981)
Change in estimate	3,305

Balance at September 30, 2008	$6,019

A summary of the excess lease liabilities at their net present value as of September 30, 2008 is as follows (in thousands):

Future lease payments	$8,823
Less: contractual sublease income	(2,215)
Less: estimated sublease income	(616)
Other sublease expenses	27

Balance at September 30, 2008	$6,019

The current portion of the excess lease liability as of September 30, 2008 of $1.7 million is classified in “Accrued and other liabilities” and the long-term portion of $4.3 million is classified in “Other long-term liabilities” in the accompanying condensed consolidated balance sheet.

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

In June 2008, the Company determined that indicators of impairment existed as a result of a significant decline in the Company’s market capitalization in the three months ended June 30, 2008 as well as subsequent to period end, which resulted in a goodwill impairment loss of $70.4 million. At September 30, 2008 and December 31, 2007, the Company had goodwill with a carrying value of zero and $70.4 million, respectively.

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

During the second quarter of 2007, the Company completed the sale of approximately 3.6 acres of undeveloped land at a price of $1.5 million to the Redevelopment Agency of the City of Oakland pursuant to a repurchase option exercised by the Agency. No gain or loss was recorded on the sale. At September 30, 2008 and December 31, 2007, the Company’s other long-lived assets consisted of $20.1 million and $20.8 million, respectively, of net property and equipment.

In July 2007, the Company sold some of its previously impaired non-strategic patents for $5.0 million, which was recorded in operating income.

(5)	Inventories

Inventories as of September 30, 2008 and December 31, 2007 were as follows (in thousands):

	September 30, 2008	December 31, 2007
Inventories:
Raw materials	$29,627	$33,479
Work in process	5,600	5,194
Finished goods	7,631	6,025

	$42,858	$44,698

Sale of Legacy Inventory and Other Assets

In January 2008, the Company sold its GigaMux legacy product line to a third party. The sale of the GigaMux legacy product line was not treated as a discontinued operation since it did not represent a component of the Company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. The Company allocated the proceeds received to receivables, inventory, fixed assets and intangible assets based on the relative fair value of the assets sold. The Company recognized a gain of $1.3 million on the sale of the inventory related to this product line in the first quarter of 2008 that was recorded in cost of revenue. The Company also recognized a gain of $0.5 million and $3.2 million on the sale of fixed assets and intangible assets, respectively, in the first quarter of 2008 that was recorded as a component of operating expenses. The Company is entitled to additional contingent consideration for the sale of the GigaMux legacy product line upon the buyer’s usage of inventory and/or attainment of certain performance targets through December 2010. Additional contingent consideration, if any, will be recorded upon receipt of cash as an additional gain in cost of revenue. In the second and third quarters of 2008, the Company received contingent consideration of $0.6 million and $0.4 million, respectively, related to the buyer’s usage of inventory related to the GigaMux legacy product line.

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

The Company accounts for stock-based compensation expense in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). The Company has estimated the fair value of stock-based payment awards on the date of grant using the Black Scholes pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rate and expected dividends. The estimated expected term of options granted was determined based on historical option exercise trends. Estimated volatility was based on historical volatility data and the risk free interest rate was based on U.S. Treasury yield in effect at the time of grant for the expected life of the options.

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

The Company has two types of stock-based compensation plans, a stock option plan and an employee stock purchase plan. The compensation cost that has been charged against income for those plans was $1.9 million and $2.5 million for the nine months ended September 30, 2008 and 2007, respectively.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation	$568	$649	$1,757	$2,289
Compensation expense relating to non-employees	—	—	—	1
Compensation expense relating to Employee Stock Purchase Plan	30	59	117	172

Stock-based compensation expense	$598	$708	$1,874	$2,462

Stock Options

The stock-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company has two active stock option plans, the Amended and Restated Special 2001 Stock Incentive Plan and the Amended and Restated 2001 Stock Incentive Plan. Stock options are primarily issued from the Amended and Restated 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company. As of September 30, 2008, 3.2 million shares were available for grant under these plans.

The assumptions used to value option grants for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected term	4.7 years	4.7 years	4.7 years	4.7 years
Volatility	66%	60%	65%	60%
Risk free interest rate	3.03%	4.07%	3.10%	4.16%

The following table sets forth the summary of option activity under the stock option plans for the nine months ended September 30, 2008 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	24,939	$4.21	4.92	$406
Granted	138	$1.07
Canceled/Forfeited	(503)	$2.06
Exercised	(23)	$0.21

Outstanding as of March 31, 2008	24,551	$4.23	4.63	$297

Granted	345	$0.96
Canceled/Forfeited	(372)	$2.83
Exercised	(5)	$0.21

Outstanding as of June 30, 2008	24,519	$4.21	4.48	$216
Granted	3,066	$0.33
Canceled/Forfeited	(557)	$2.32
Exercised	—

Outstanding as of September 30, 2008	27,028	$3.78	4.47	$—

Vested and expected to vest at September 30, 2008	25,878	$3.90	4.39	$—

Vested and exercisable at September 30, 2008	18,997	$4.93	3.69	$—

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.19 as of September 30, 2008, which would have been received from the option holders had all option holders exercised their options as of that date.

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2008 was $0.18 per share and $0.23 per share, respectively. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2007 was $0.67 per share. The intrinsic value of options exercised during the period and the proceeds received were insignificant for the three and nine months ended September 30, 2008 and September 30, 2007.

As of September 30, 2008, there was $4.1 million of unrecognized compensation costs, adjusted for estimated forfeitures related to unvested stock-based payments granted, which is expected to be recognized over a weighted average period of 1.8 years.

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

The following table summarizes shares purchased, weighted average purchase price, cash received and the aggregate intrinsic value for ESPP purchases during the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30, (in thousands, except per share data)		Nine Months Ended September 30, (in thousands, except per share data)
	2008	2007	2008	2007
Shares purchased	158	153	426	496
Weighted average purchase price	$0.26	$1.05	$0.65	$1.01
Cash received	$42	$160	$276	$500
Aggregate intrinsic value	$7	$65	$92	$154

The assumptions used to value stock purchases under the Company’s ESPP for the three and nine months ended September 30, 2008 are as follows:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Expected term	3 months	3 months
Volatility	40%	52%
Risk free interest rate	1.85%	2.14%
Weighted average fair value per share	$0.22	$0.28

(7)	Net Loss Per Share

The following tables set forth potentially dilutive securities that have been excluded from the diluted net loss per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30, 2008	Weighted Average Exercise Price	Nine Months Ended September 30, 2008	Weighted Average Exercise Price
Warrants	2,182	$4.20	2,182	$4.20
Outstanding stock options and unvested restricted stock	27,103	$3.78	27,103	$4.06

	29,285		29,285

	Three Months Ended September 30, 2007	Weighted Average Exercise Price	Nine Months Ended September 30, 2007	Weighted Average Exercise Price

Warrants	2,185	$4.20	2,185	$4.20
Outstanding stock options	26,166	$4.17	26,166	$4.41

	28,351		28,351

(8)	Comprehensive Loss

The components of comprehensive loss, net of tax, for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(6,529)	$(1,530)	$(87,804)	$(10,870)
Other comprehensive loss:
Change in unrealized gain (loss) on investments	(16)	6	(30)	—
Foreign currency translation adjustments	(16)	275	(195)	464

Total comprehensive loss	$(6,561)	$(1,249)	$(88,029)	$(10,406)

(9)	Commitments and Contingencies

Long-Term Debt

Long-term debt consisted of the following as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Secured real estate loan due April 2011	$19,174	$19,405
Current portion of long-term debt	(363)	(265)

	$18,811	$19,140

Aggregate debt maturities as of September 30, 2008 were $0.1 million for the remainder of 2008, $0.4 million in 2009, $0.4 million in 2010, and $18.3 million in 2011. In addition, the Company had $15.0 million outstanding under its line of credit agreement at September 30, 2008 and December 31, 2007.

Secured Real Estate Loan

In December 2005, the Company entered into an amendment to an existing loan with a financial institution relating to the financing of its Oakland, California campus (the “Amended Loan”). As of September 30, 2008, the Company had $19.2 million of debt outstanding under this secured real estate loan facility which matures in April 2011. The interest rate on this debt was 7.1% as of September 30, 2008. The Company’s obligations under the Amended Loan remain secured by a security interest in the Company’s campus. As of September 30, 2008 and December 31, 2007, the debt was collateralized by land and buildings with a net book value of $16.2 million and $16.5 million, respectively.

Credit Facilities

The Company has a revolving line of credit and letter of credit facility and an accounts receivable purchase facility with Silicon Valley Bank (the “SVB Facilities”). Under the facilities, the Company has the option of borrowing funds at agreed upon rates of interest, so long as the aggregate amount of outstanding borrowings does not exceed $25.0 million. In addition, the Company may sell specific accounts receivable to Silicon Valley Bank, on a non recourse basis, at agreed upon discounts to the face amount of those accounts receivable, so long as the aggregate amount of outstanding accounts receivable does not exceed $10.0 million. The SVB Facilities are renewed on an annual basis, and are currently scheduled to expire in March 2009.

Under these facilities, $15.0 million was outstanding at September 30, 2008 and December 31, 2007. An additional $3.0 million and $6.5 million was committed as security for various letters of credit as of September 30, 2008 and December 31, 2007, respectively. The amounts borrowed under the revolving credit facility bear interest, payable monthly, at a floating rate that, at the Company’s option, is either (1) Silicon Valley Bank’s prime rate, or (2) the sum of LIBOR plus 2.9%; provided that in either case, the minimum interest rate is 4.0%. The interest rate was 5.0% at September 30, 2008.

The Company’s obligations under the SVB Facilities are secured by substantially all of the Company’s personal property assets and those of its subsidiaries, including their intellectual property. The SVB Facilities contain certain financial covenants, and customary affirmative covenants and negative covenants. If the Company does not comply with the various covenants and other requirements under the SVB Facilities, Silicon Valley Bank is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the SVB Facilities. As of September 30, 2008, the Company was in compliance with these covenants.

During the three and nine months ended September 30, 2008, the Company sold $4.9 million and $10.2 million, respectively, of customer trade receivables to Silicon Valley Bank on a non-recourse basis in exchange for cash. The sale of the receivables did not represent a securitization, and there was no continuing involvement or interests in the receivables by the Company after the sale.

Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2008 (remainder of the year)	$1,267
2009	4,778
2010	4,506
2011	4,479
2012	2,278

Total minimum lease payments	$17,308

The total minimum lease payments shown above include projected payments and obligations for leases that the Company is no longer utilizing, some of which relate to excess facilities obtained through acquisitions. At September 30, 2008, the Company had estimated commitments of $16.3 million related to facilities assumed as a result of the Paradyne acquisition, of which $6.0 million was accrued for excess facilities, which is net of estimated sublease income. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates.

Warranties

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the nine months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended September 30,
	2008	2007
Beginning balance	$2,487	$3,128
Charged to cost of revenue	1,305	2,046
Claims and settlements	(1,706)	(2,215)

Ending balance	$2,086	$2,959

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenue by Geography:
United States	$15,594	$20,937	$48,736	$60,636
Canada	756	2,497	3,141	7,925

Total North America	16,350	23,434	51,877	68,561

Latin America	5,853	8,646	22,693	25,110
Europe, Middle East, Africa	8,971	7,918	37,405	31,015
Asia Pacific	846	1,606	3,147	4,149

Total International	15,670	18,170	63,245	60,274

	$32,020	$41,604	$115,122	$128,835

(11)	Income Taxes

In accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), the total amount of unrecognized tax benefits, including interest and penalties, at September 30, 2008 was not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits at the date of adoption or at the quarter ended September 30, 2008. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

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

The Company is not currently under examination for income taxes in any material jurisdiction.

(12)	Subsequent Events

On October 16, 2008, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation that would effect a reverse stock split, pursuant to which the existing shares of Zhone’s common stock would be combined into new shares of common stock at an exchange ratio ranging from one-for-five to one-for-ten, with the exchange ratio to be determined by Zhone. In addition, the Company’s stockholders approved amendments to certain of its equity incentive compensation plans to permit the repricing of stock options and to increase the number of shares reserved for issuance under the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan.

On October 17, 2008, the Company launched a tender offer, pursuant to which the Company’s employees, officers and directors can exchange outstanding options to purchase shares of Zhone common stock that have an exercise price per share equal to or greater than $0.35 on a one-for-one basis for new options with an exercise price equal to the last reported sale price per share of Zhone common stock, as reported on the Nasdaq Global Market, on the date of grant. Each new option would have a seven-year term and would be unvested on the grant date and vest monthly over a period of four years. The tender offer is currently scheduled to expire on November 17, 2008.

On October 22, 2008, the Company received a letter from the Nasdaq Stock Market indicating that there is a temporary suspension of the minimum bid price rule through January 16, 2009. As a result, the Company was given an extension until March 16, 2009 to regain compliance with the minimum bid price rule.

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

Since inception, we have incurred significant operating losses and had an accumulated deficit of $1.0 billion as of September 30, 2008.

Going forward, our key financial objectives include the following:

•	Increasing revenue while continuing to carefully control costs;

•	Continued investments in strategic research and product development activities that will provide the maximum potential return on investment; and

•	Minimizing consumption of our cash and short-term investments.

Recent U.S. and international market and economic conditions have been challenging, with tighter credit conditions and slower growth through the third quarter of 2008. For the nine months ended September 30, 2008, continued concerns about the systemic impact of inflation, increasing energy costs, geopolitical issues, the availability and cost of credit and other macro-economic factors have contributed to increased market volatility and diminished expectations for the global economy and increased market uncertainty and instability. Continued turbulence in U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may result in an adverse effect on our financial condition and results of operations.

Sale of Legacy Inventory and Other Assets

In January 2008, we sold our GigaMux legacy product line to a third party. The sale of the GigaMux legacy product line was not treated as a discontinued operation since it did not represent a component of the company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. We allocated the proceeds received to receivables, inventory, fixed assets and intangible assets based on the relative fair value of the assets sold. We recognized a gain of $1.3 million on the sale of the inventory related to this product line in the first quarter of 2008 that was recorded in cost of revenue. We also recognized a gain of $0.5 million and $3.2 million on the sale of fixed assets and intangible assets, respectively, in the first quarter of 2008 that was recorded as a component of operating expenses. We are entitled to additional contingent consideration for the sale of the GigaMux legacy product line upon the buyer’s usage of inventory and/or attainment of certain performance targets through December 2010. Additional contingent consideration, if any, will be recorded upon receipt of cash as an additional gain in cost of revenue. In the second and third quarter of 2008, we received contingent consideration of $0.6 million and $0.4 million, respectively, related to the buyer’s usage of inventory related to the GigaMux legacy product line.

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

In June 2008, we determined that indicators of impairment existed as a result of a significant decline in our market capitalization in the three months ended June 30, 2008 as well as subsequent to period end, which resulted in a goodwill impairment loss of $70.4 million. At September 30, 2008 and December 31, 2007, we had goodwill with a carrying value of zero and $70.4 million, respectively.

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

Stock-Based Compensation

We account for stock-based compensation expense in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment. We have estimated the fair value of stock-based payment awards on the date of grant using the Black Scholes pricing model, which is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rate and expected dividends. The expected stock price volatility is based on the weighted average of the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. We base our expected life assumption on our historical experience and on the terms and conditions of the stock awards we grant to employees. Risk free interest rates reflect the yield on zero-coupon U.S. Treasury securities. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero.

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

Operating Lease Liabilities

As a result of our acquisition of Paradyne in September 2005, we assumed a lease commitment for facilities in Largo, Florida. In accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), we accrued a liability for the excess portion of these facilities. The computation of the estimated liability includes a number of assumptions and subjective variables. These variables include the level and timing of future sublease income, amount of contractual variable costs, future market rental rates, discount rate, and other estimated expenses. If circumstances change, and we employ different assumptions in future periods, the lease liability may differ significantly from what we have recorded in the current period and could materially affect our net loss and net loss per share. During the second quarter of 2008, we significantly reduced our assumptions regarding estimated future sublease income primarily as a result of the deteriorating real estate market. Accordingly, during the second quarter of 2008, we increased the excess lease liability balance by $3.3 million with a corresponding charge to general and administrative expenses.

RESULTS OF OPERATIONS

We list in the table below the historical condensed consolidated statement of operations data as a percentage of net revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue	100%	100%	100%	100%
Cost of revenue	70%	70%	70%	67%

Gross profit	30%	30%	30%	33%

Operating expenses:
Research and product development	20%	20%	18%	19%
Sales and marketing	20%	20%	19%	20%
General and administrative	9%	5%	11%	6%
Gain on sale of assets	0%	0%	0%	0%
Gain on sales of intangible assets	0%	(12)%	(3)%	(4)%
Goodwill impairment	0%	0%	61%	0%

Total operating expenses	49%	33%	106%	41%

Operating loss	(19)%	(3)%	(76)%	(8)%
Interest expense	(1)%	(1)%	(1)%	(1)%
Interest income	0%	1%	1%	1%
Other income, net	0%	0%	0%	0%

Loss before income taxes	(20)%	(3)%	(76)%	(8)%
Income tax provision	0%	0%	0	0%

Net loss	(20)%	(3)%	(76)%	(8)%

Revenue

Information about our net revenue for products and services for the three and nine months ended September 30, 2008 and 2007 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase (Decrease)	% Change	2008	2007	Increase (Decrease)	% Change
Products	$30.7	$38.9	$(8.2)	(21)%	$112.2	$120.8	$(8.6)	(7)%
Services	1.3	2.7	(1.4)	(52)%	2.9	8.0	(5.1)	(64)%

Total	$32.0	$41.6	$(9.6)	(23)%	$115.1	$128.8	$(13.7)	(11)%

Information about our net revenue for North America and International markets for the three and nine months ended September 30, 2008 and 2007 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase (Decrease)	% change	2008	2007	Increase (Decrease)	% change
Revenue by geography:
United States	$15.6	$20.9	$(5.3)	(25)%	$48.7	$60.7	$(12.0)	(20)%
Canada	0.8	2.5	(1.7)	(68)%	3.2	7.9	(4.7)	(59)%

Total North America	16.4	23.4	(7.0)	(30)%	51.9	68.6	(16.7)	(24)%

Latin America	5.9	8.7	(2.8)	(32)%	22.7	25.1	(2.4)	(10)%
Europe, Middle East, Africa	8.9	7.9	1.0	13%	37.4	31.0	6.4	21%
Asia Pacific	0.8	1.6	(0.8)	(50)%	3.1	4.1	(1.0)	(24)%

Total International	15.6	18.2	(2.6)	(14)%	63.2	60.2	3.0	5%

Total	$32.0	$41.6	$(9.6)	(23)%	$115.1	$128.8	$(13.7)	(11)%

For the three months ended September 30, 2008, net revenue decreased 23% or $9.6 million to $32.0 million from $41.6 million for the same period last year. For the nine months ended September 30, 2008, net revenue decreased 11% or $13.7 million to $115.1 million from $128.8 million for the same period last year. The decrease in total net revenue for products and services was primarily due to the sales of our Access Node and GigaMux legacy product lines. We sold our Access Node legacy product line and GigaMux legacy product line to third parties in December 2007 and January 2008, respectively. Service revenue represents revenue from maintenance and other services associated with product shipments.

International revenue decreased 14% or $2.6 million to $15.6 million for the three months ended September 30, 2008 from $18.2 million for the same period last year, and represented 49% of total revenue compared with 44% during the same period of 2007. For the nine months ended September 30, 2008, international revenue increased 5% or $3.0 million to $63.2 million from $60.2 million for the same period last year, and represented 55% of total revenue compared with 47% during the same period of 2007. The increase in the concentration of international revenue represents the relative demand for our next-generation products in both existing and new network deployments among emerging international carriers compared to carriers in developed countries. During the third quarter of 2008, the decrease in total revenue was primarily due to the global credit contraction which caused many of our customers to defer or reduce their network expansion.

For the three months ended September 30, 2008, no customer represented 10% or more of net revenue. For the nine months ended September 30, 2008, one customer represented 12% of net revenue. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, decreased $6.7 million or 23% to $22.4 million for the three months ended September 30, 2008 compared to $29.1 million for the three months ended September 30, 2007. Cost of revenue decreased due to an overall decline in net revenue. Cost of revenue decreased $5.8 million or 7% to $80.0 million for the nine months ended September 30, 2008 compared to $85.8 million for the nine months ended September 30, 2007. The decrease in cost of revenue was primarily due to the decrease in revenue and product mix. Total cost of revenue was 70% of net revenue for the three months ended September 30, 2008 and 2007, and 70% and 67% of net revenue for the nine months ended September 30, 2008 and 2007, respectively. During first quarter of 2008, a $1.3 million gain related to the sale of the GigaMux legacy product line was recorded in cost of revenue compared to a $1.8 million gain related to the sale of the iMarc legacy product line recorded in cost of revenue during the first quarter of 2007. During the second quarter of 2008, a $0.6 million gain related to the sale of the GigaMux legacy product line was recorded in cost of revenue compared to a $1.1 million gain related to the sale of the iMarc legacy product line recorded in cost of revenue during the second quarter of 2007. During the third quarter of 2008, a $0.4 million gain related to the sale of the GigaMux legacy product line was recorded in cost of revenue.

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

Research and Product Development Expenses

Research and product development expenses decreased 21% or $1.7 million to $6.5 million from $8.2 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, and decreased 18% or $4.5 million to $20.8 million from $25.3 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease was primarily due to restructuring efforts to streamline processes and reduce personnel-related costs, including the favorable impact of divesting the AccessNode and GigaMux legacy product lines. We intend to continue to invest in research and product development to attain our strategic product development objectives, while seeking to manage the associated costs through expense controls.

Sales and Marketing Expenses

Sales and marketing expenses decreased 23% or $1.9 million to $6.5 million from $8.4 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, and decreased 12% or $3.0 million to $22.1 million from $25.1 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease was primarily attributable to reduced personnel-related costs as we reduced and realigned our resources to focus on emerging markets.

General and Administrative Expenses

General and administrative expenses increased 25% or $0.5 million to $2.8 million from $2.3 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, and increased 61% or $4.8 million to $12.7 million from $7.9 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. During the second quarter of 2008, we significantly reduced our assumptions regarding estimated future sublease income primarily as a result of the deteriorating real estate market. Accordingly, during the second quarter of 2008, we increased the excess lease liability balance by $3.3 million with a corresponding charge to general and administrative expenses. In addition, the general and administrative expenses for the nine months ended September 30, 2008 increased over the prior period due to a higher allocation of facility-related expenses of $1.6 million.

Gain on Sale of Assets

Gain on sale of assets increased from zero for the nine months ended September 30, 2007 to $0.5 million for the nine months ended September 30, 2008. The gain was attributable to the sale of fixed assets associated with our sale of the GigaMux legacy product line in January 2008.

Gain on Sale of Intangible Assets

Gain on sale of intangible assets decreased 34% or $1.7 million to $3.3 million from $5.0 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The gains were attributable to the sale of intangible assets related to our GigaMux legacy product line sold in January 2008 and patents sold in July 2007 for the nine months ended September 30, 2008 and September 30, 2007, respectively.

Goodwill Impairment

In June 2008, we reviewed goodwill for impairment due to the significant decrease in our market capitalization in the three months ended June 30, 2008 as well as subsequent to period end. We determined that indicators of impairment existed, resulting in a goodwill impairment loss of $70.4 million during the second quarter of 2008.

Income Tax Provision

During the three and nine months ended September 30, 2008 and 2007, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents and short-term investments, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At September 30, 2008, cash, cash equivalents and short-term investments, all of which are available to fund current operations, were $41.3 million as compared with $50.2 million at December 31, 2007. This amount includes cash and cash equivalents of $36.5 million, as compared with $37.8 million at December 31, 2007. The decrease in cash and cash equivalents was attributable to net cash used in operating activities of $11.7 million, offset by net cash provided by investing activities of $10.5 million.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2008 consisted of a net loss of $87.8 million, adjusted for non-cash charges totaling $76.3 million and a decrease in operating assets totaling $3.6 million, offset by a gain on sales of assets and intangible assets of $0.5 million and $3.3 million, respectively. The most significant components of the changes in net operating assets were a decrease in accounts receivable of $4.2 million and a decrease in inventories of $1.8 million, offset by a decrease in accounts payable of $4.1 million. The decrease in accounts receivable was primarily a result of lower revenue due to the global credit contraction and the sale of customer trade receivables to Silicon Valley Bank on a non-recourse basis. The decrease in inventories was primarily the result of the sale of the GigaMux legacy product line in January 2008 in which we allocated proceeds of $8.5 million to the sale of such inventories.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2008 consisted primarily of proceeds from the sale and maturity of short-term investments of $18.6 million and proceeds from the sale of assets and intangible assets of $3.8 million, offset by purchases of short-term investments of $10.9 million and equipment purchases of $1.0 million. The proceeds from the sale of assets and intangible assets of $3.8 million were related to the sale of the GigaMux legacy product line in January 2008.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2008 consisted primarily of proceeds from the issuance of common stock of $0.3 million under our Employee Stock Purchase Plan offset by repayment of debt of $0.2 million.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents and short-term investments, which totaled $41.3 million at September 30, 2008, and our $25.0 million revolving line of credit and letter of credit facility, and an accounts receivable purchase facility with Silicon Valley Bank (the SVB Facilities). Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. To date, we have experienced no loss of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Our short-term investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities at the date of acquisition ranging from 90 days to one year. Our short-term investments are available for use in current operations or other activities. To date, we have experienced no significant realized losses or other-than-temporary impairment losses with respect to our short-term investments; however, there can be no assurance that our short-term investments will not be affected by future volatility and uncertainty in the financial markets. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and short-term investments will continue to be consumed by operations.

Under the SVB Facilities, we have the option of borrowing funds at agreed upon rates of interest, so long as the aggregate amount of outstanding borrowings does not exceed $25.0 million. In addition, we may sell specific accounts receivable to Silicon Valley Bank, on a non-recourse basis, at agreed upon discounts to the face amount of those accounts receivable, so long as the aggregate amount of the outstanding accounts receivable does not exceed $10.0 million. As of September 30, 2008, the outstanding accounts receivable amount was $4.9million. The SVB Facilities are renewed on an annual basis, and are currently scheduled to expire in March 2009. There can be no assurance that Silicon Valley Bank will agree to any future renewal of the SVB Facilities.

Under the SVB Facilities, $15.0 million was outstanding at September 30, 2008, and an additional $3.0 million was committed as security for various letters of credit. The amounts borrowed under the revolving credit facility bear interest, payable monthly, at a floating rate that, at our option, is either (1) Silicon Valley Bank’s prime rate, or (2) the sum of LIBOR plus 2.9%: provided that in either case, the minimum interest rate is 4.0%. The interest rate was 5.0% at September 30, 2008.

Our obligations under the SVB Facilities are secured by substantially all of our personal property assets and those of our subsidiaries, including our intellectual property. The SVB Facilities contain certain financial covenants, and customary affirmative covenants and negative covenants. If we do not comply with the various covenants and other requirements under the SVB Facilities, Silicon Valley Bank is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the SVB Facilities. As of September 30, 2008, we were in compliance with these covenants.

During the nine months ended September 30, 2008, we sold $10.2 million of customer trade receivables to Silicon Valley Bank on a non-recourse basis in exchange for cash. The sale of the receivables did not represent a securitization, and there was no continuing involvement or interests in the receivables by us after the sale.

Future Requirements and Funding Sources

Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. As a result of the Paradyne acquisition in 2005, we assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $16.3 million as of September 30, 2008. We intend to continue to occupy only a portion of these facilities. We have recorded a liability of $6.0 million as of September 30, 2008, which we believe is adequate to cover costs incurred to exit the excess portion of these facilities, net of estimated sublease income.

As a result of the financial demands of major network deployments and the difficulty in accessing capital markets, network service providers continue to request financing assistance from their suppliers. From time to time, we may provide or commit to extend credit or credit support to our customers. This financing may include extending the terms for product payments to customers. Depending upon market conditions, we may seek to factor these arrangements to financial institutions and investors to reduce the amount of our financial commitments associated with such arrangements. For example, during the three months ended September 30, 2008, we sold $4.9 million of customer trade receivables to Silicon Valley Bank on a non-recourse basis in exchange for cash. The sale of the receivables did not represent a securitization, and there was no continuing involvement or interests in the receivables by us after the sale. Our ability to provide customer financing is limited and depends upon a number of factors, including our capital structure, the level of our available credit and our ability to factor commitments to third parties. Any extension of financing to our customers will limit the capital that we have available for other uses.

In March 2004, we filed a Form S-3 Registration Statement which allows us to sell, from time to time, up to $100 million of our common stock or other securities. Although we may use this multi-purpose shelf registration to raise additional capital, there can be no certainty as to when or if we may offer any securities under the shelf registration or what the terms of any such offering would be.

Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of large balances due from a relatively small number of customer account balances. As of September 30, 2008, one customer accounted for 12% of accounts receivable, and receivables from customers in territories outside of the United States of America represented 65% of accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

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

Contractual Commitments and Off-Balance Sheet Arrangements

At September 30, 2008, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2008	2009	2010	2011	2012
Operating leases	$17,308	$1,267	$4,778	$4,506	$4,479	$2,278
Line of credit	15,000	15,000	—	—	—	—
Long-term Debt	19,174	89	369	397	18,319	—
Inventory purchase commitments	14	14	—	—	—	—

Total future contractual commitments	$51,496	$16,370	$5,147	$4,903	$22,798	$2,278

Operating Leases

The operating lease amounts shown above represent primarily off-balance sheet arrangements. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet, net of estimated sublease income. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Of the total $17.3 million operating lease amount, $6.0 million has been recorded as a liability on our balance sheet as of September 30, 2008.

Line of Credit and Long-term Debt

The long-term debt and line of credit obligations have been recorded as liabilities on our balance sheet. The long-term debt and line of credit obligation amounts shown above represent the scheduled principal repayments, but not the associated interest payments which may vary based on changes in market interest rates. As of September 30, 2008, we had $15.0 million outstanding under our line of credit and an additional $3.0 million committed as security for various letters of credit, as discussed in Note 9 to the condensed consolidated financial statements. At September 30, 2008, the interest rate on our outstanding long-term debt and line of credit obligations ranged from 5.0% to 7.1%.

Inventory Purchase Commitments

Inventory purchase commitments represent the amount of excess inventory purchase commitments that have been recorded on our balance sheet at September 30, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Cash and cash equivalents	$36,496	$37,804
Short-term investments	4,755	12,361

	$41,251	$50,165

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments consist principally of demand deposit and money market accounts, commercial paper and corporate debentures and bonds with credit ratings of AA or better. Cash and cash equivalents and short-term investments are principally held with various domestic financial institutions with high credit standing. As of September 30, 2008, one customer accounted for 12% of accounts receivable, and receivables from customers in territories outside of the United States of America represented 65% of accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We do not use derivative financial instruments in our investment portfolio. We do not hold financial instruments for trading or speculative purposes. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Under our investment policy, short-term investments have a maximum maturity of one year from the date of acquisition, and the average maturity of the portfolio cannot exceed six months. Due to the relatively short maturity of the portfolio, a 10% increase in market interest rates at September 30, 2008 would decrease the fair value of the portfolio by less than $0.1 million.

As of September 30, 2008, our outstanding long-term debt balance was $19.2 million. Interest on our long-term debt accrues on the unpaid principal balance at a variable interest rate (which adjusts every six months) equal to the sum of the LIBOR rate plus 3.0% per annum; provided that in no event will the variable interest rate (a) exceed 14.2488% per annum, (b) be less than 6.5% per annum, or (c) be adjusted by more than 1.0% at any adjustment date. Assuming the outstanding balance on our variable rate long-term debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.4 million.

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

We have performed sensitivity analyses as of September 30, 2008 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $1.1 million at September 30, 2008. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and set forth below, which could materially affect our business, financial condition or future results. Except for the risk factor set forth below in this Item 1A entitled “Our common stock may be delisted from The Nasdaq Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets,” which has been updated to reflect the extension in the deadline by which we are required to regain compliance with Nasdaq’s minimum bid price rule, and the new risk factor set forth below in this Item 1A entitled “We face a number of risks related to the recent financial crisis and severe tightening in the global credit markets,” there are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2007. The risks described in our Annual Report on Form 10-K and set forth below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our common stock may be delisted from The Nasdaq Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is listed on The Nasdaq Global Market. On June 11, 2008, we received a letter from The Nasdaq Stock Market, or Nasdaq, indicating that, for the last 30 consecutive business days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 minimum per share bid price required for continued inclusion on The Nasdaq Global Market under Marketplace Rule 4450(a)(5). In accordance with Marketplace Rule 4450(e)(2), we were given 180 calendar days from the date of the Nasdaq letter, or until December 8, 2008, to regain compliance with the minimum bid price rule. Our stock price has not closed above $1.00 since the date of the receipt of the letter from Nasdaq. On October 22, 2008, we received a letter from Nasdaq indicating that there is a temporary suspension of the minimum bid price rule through January 16, 2009. As a result, we were given until March 16, 2009 to regain compliance with the minimum bid price rule.

To regain compliance, the closing bid price of our common stock must be at or above $1.00 per share for a minimum of 10 consecutive business days. Nasdaq may, in its discretion, require us to maintain a bid price of at least $1.00 per share for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance. If we do not regain compliance by March 16, 2009, Nasdaq will provide written notification to us that our common stock will be delisted. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel. Alternatively, we could apply to transfer our common stock to The Nasdaq Capital Market if we satisfy all of the requirements, other than the minimum bid price requirement, for initial listing on The Nasdaq Capital Market set forth in Marketplace Rule 4310(c). If we were to elect to apply for such transfer and if such application were approved, we would have an additional 180 days to regain compliance with the minimum bid price rule while listed on The Nasdaq Capital Market. We are currently actively monitoring the bid price for our common stock, and will consider available options to resolve the deficiency and regain compliance with the Nasdaq minimum bid price requirement.

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

We face a number of risks related to the recent financial crisis and severe tightening in the global credit markets.

The ongoing global financial crisis affecting the banking system and financial markets has resulted in a severe tightening in credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. This financial crisis could impact our business in a number of ways, including:

Potential Deferment of Purchases and Orders by Customers: Uncertainty about current and future global economic conditions may cause consumers, businesses and governments to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our products could differ materially from our current expectations.

Customers’ Inability to Obtain Financing to Make Purchases from Zhone and/or Maintain Their Business: Some of our customers require substantial financing in order to fund their operations and make purchases from Zhone. The inability of these customers to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us could adversely impact our financial condition and results of operations. In addition, if the financial crisis results in insolvencies for our customers, it could adversely impact our financial condition and results of operations.

Negative Impact from Increased Financial Pressures on Third-Party Dealers, Distributors and Retailers: We make sales in certain regions through third-party dealers, distributors and retailers. These third parties may be impacted by the significant decrease in available credit that has resulted from the current financial crisis. If credit pressures or other financial difficulties result in insolvency for these third parties and we are unable to successfully transition end customers to purchase our products from other third parties, or from us directly, it could adversely impact our financial condition and results of operations.

Negative Impact from Increased Financial Pressures on Key Suppliers: Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. Certain of our components are available only from a single source or limited sources. If certain key suppliers were to become capacity constrained or insolvent as a result of the financial crisis, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies and adversely impact our financial condition and results of operations. In addition, credit constraints of key suppliers could result in accelerated payment of accounts payable by Zhone, impacting our cash flow.

Item 6.	Exhibits

The Exhibit Index on page 31 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: November 4, 2008	By:	/s/ MORTEZA EJABAT
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	First Amendment to the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed on October 17, 2008)

10.2	First Amendment to the Zhone Technologies, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 of registrant’s Form 8-K filed on October 17, 2008)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer