Form 10-K
period 2008-12-31
ZHONE TECHNOLOGIES INC
filed 2009-03-16
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of January 31, 2009, there were 150,684,109 shares outstanding of the registrant’s common stock, $0.001 par value. As of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of common stock held by non-affiliates of the registrant was approximately $81,469,800.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

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

Corporate Information

We were incorporated in Delaware under the name Zhone Technologies, Inc. in June 1999, and in November 2003, we consummated our merger with Tellium, Inc. Although Tellium acted as the legal acquirer, due to various factors, including the relative voting rights, board control and senior management composition of the combined company, Zhone was treated as the “acquirer” for accounting purposes. Following the merger, the combined company was renamed Zhone Technologies, Inc. and retained substantially all of Zhone’s previous management and operating structure. The mailing address of our worldwide headquarters is 7001Oakport Street, Oakland, California 94621, and our telephone number at that location is (510) 777-7000. Our website address is www.zhone.com. The information on our website does not constitute part of this report. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge.

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

Legacy, Service and Other Products

Our legacy products support a variety of voice and data services, and are broadly deployed by service providers worldwide. Our legacy products during 2008 and 2007 included:

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

Customers

We sell our products and services to network service providers that offer voice, data and video services to businesses, governments, utilities and residential consumers. Our global customer base includes regional, national and international telecommunications carriers. To date, our products are deployed by over 700 network service providers on six continents worldwide. No customer accounted for 10% or more of total revenue in 2008 or 2007.

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

We continue our commitment to invest in leading edge technology research and development. Our research and product development expenditures were $27.1 million, $32.7 million, and $36.1 million, in 2008, 2007 and 2006, respectively. All of our expenditures for research and product development costs, as well as stock-based compensation expense relating to research and product development, have been expensed as incurred. These amounts include stock-based compensation of $0.5 million, $0.7 million, and $1.6 million reported under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R) for 2008, 2007, and 2006, respectively. We plan to continue to support the development of new products and features, while seeking to carefully manage associated costs through expense controls.

Intellectual Property

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks and trade secret laws. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a number of patents and trademarks in the United States and in other countries. There can be no assurance, however, that these rights can be successfully enforced against competitive products in every jurisdiction. Although we believe the protection afforded by our patents, copyrights, trademarks and trade secrets has value, the rapidly changing technology in the networking industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on the protection afforded by patent, copyright, trademark, and trade secret laws. In addition, we sold certain of our non-strategic patents for $1.1 million, $5.0 million, and $9.0 million in 2008, 2007, and 2006, respectively.

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

Backlog

Our backlog consists of purchase orders for products and services that we expect to ship or perform within the next year. At December 31, 2008, our backlog was $4.2 million, as compared to $14.0 million at December 31, 2007. We consider backlog to be an indicator, but not the sole predictor, of future sales because our customers may cancel or defer orders without penalty.

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

Manufacturing

We manufacture our products using a strategic combination of procurement from qualified suppliers, in-house manufacturing at our facility in Florida, and the use of original design manufactures (ODM) located in the Far East. Since our acquisition of Paradyne Networks, Inc., or Paradyne, in September 2005, we have been manufacturing a significant majority of our more complex products at our manufacturing facility in Florida.

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

Employees

As of December 31, 2008, we employed 359 individuals worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Executive Officers

Set forth below is information concerning our executive officers and their ages as of December 31, 2008.

Name	Age	Position
Morteza Ejabat	58	Chief Executive Officer, President and Chairman of the Board of Directors
Kirk Misaka	50	Chief Financial Officer, Corporate Treasurer and Secretary

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

Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition that could adversely affect our stock price. In addition, public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In addition, if our average market capitalization falls below the carrying value of our assets for an extended period of time such as in 2008, this may indicate that the fair value of our net assets is below their carrying value, and may result in recording impairment charges.

We have incurred significant losses to date and expect that we will continue to incur losses in the foreseeable future. If we fail to generate sufficient revenue to achieve or sustain profitability, our stock price could decline.

We have incurred significant losses to date and expect that we will continue to incur losses in the foreseeable future. Our net losses for 2008 and 2007 were $92.5 million and $12.1 million, respectively, and we had an accumulated deficit of $1,005.6 million at December 31, 2008. We have significant fixed expenses and expect that we will continue to incur substantial manufacturing, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the ongoing development of our business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to acquisitions and the integration of new technologies and other acquisitions that may occur in the future. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue to achieve or sustain profitability, we will continue to incur substantial operating losses and our stock price could decline.

We have significant debt obligations, which could adversely affect our business, operating results and financial condition.

As of December 31, 2008, we had approximately $34.1 million of total debt, of which $15.4 million was current and $18.7 million was long-term. Our debt obligations could materially and adversely affect us in a number of ways, including:

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

As a result, we may need to raise substantial additional capital. Additional capital, if required, may not be available on acceptable terms, or at all. For example, U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in debt markets, making financing terms for borrowers less attractive and resulting in the general unavailability of many forms of debt financing. Continued uncertainty in credit markets may negatively impact our ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. Likewise, equity financing could result in additional dilution of our stockholders. The recent events in the U.S. credit markets have also had an adverse effect on other U.S. financial markets and have adversely affected the trading prices of equity securities of many U.S. companies, including Zhone, which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions that we have previously taken, which could have a material adverse effect on our business, financial condition and results of operations.

Our lack of liquid funds and other sources of financing may limit our ability to maintain our existing operations, grow our business and compete effectively.

Our continued losses reduced our cash, cash equivalents and short-term investments in 2007 and 2008. As of December 31, 2008, we had approximately $36.2 million in cash, cash equivalents and short-term investments and $15.0 million outstanding under our bank lending facility. In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may be required to sell assets, or to borrow on potentially unfavorable terms. We may be unable to sell assets, or access additional indebtedness to meet these needs. As a result, we may become unable to pay our ordinary expenses, including our debt service, on a timely basis. Our current lack of liquidity could harm us by:

•	increasing our vulnerability to adverse economic conditions in our industry or the economy in general;

•	requiring substantial amounts of cash to be used for debt servicing, rather than other purposes, including operations;

•	limiting our ability to plan for, or react to, changes in our business and industry; and

•	influencing investor and customer perceptions about our financial stability and limiting our ability to obtain financing or acquire customers.

The recent downturn in the equity and debt markets generally makes it more difficult for us to obtain financing through the issuance of equity or debt securities in the capital markets. We cannot be certain that additional financing, if needed, will be available on acceptable terms or at all. If we cannot raise any necessary additional financing on acceptable terms, we may not be able to fund our business expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated capital requirements, any of which could have a material adverse effect on our business, financial condition and results of operations. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preference or privileges senior to those of existing holders of our common stock.

We face a number of risks related to unfavorable economic and market conditions and severe tightening in the global credit markets.

Recent global market and economic conditions have been unprecedented and challenging, with tighter credit conditions and recession in most major economies continuing into 2009. Continued concerns about the systemic impact of potential long-term and widespread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. In the second half of 2008, federal government interventions in the U.S. financial system led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels. These global unfavorable economic and market conditions and the financial crisis could impact our business in a number of ways, including:

Potential deferment of purchases and orders by customers: Uncertainty about current and future global economic conditions may cause consumers, businesses and governments to defer purchases in response to significant decreases in their revenues, tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our products could differ materially from our current expectations.

Customers’ inability to obtain financing to make purchases from Zhone and/or maintain their business: Some of our customers require substantial financing in order to finance their business operations, including capital expenditures on new equipment and equipment upgrades, and make purchases from Zhone. The inability of these customers to access the capital needed to finance purchases of our products and meet their payment obligations to us could adversely impact our financial condition and results of operations. If the financial crisis results in insolvencies for our customers, it could have a material adverse impact on our business, financial condition and results of operations.

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

If the economic, market and geopolitical conditions in the United States and the rest of the world do not improve, or if they continue to deteriorate, we may experience material adverse impacts on our business, operating results and financial condition.

Our common stock may be delisted from The Nasdaq Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is listed on The Nasdaq Global Market. On June 11, 2008, we received a letter from The Nasdaq Stock Market, or Nasdaq, indicating that, for the last 30 consecutive business days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 minimum per share bid price required for continued inclusion on The Nasdaq Global Market under Marketplace Rule 4450(a)(5). In accordance with Marketplace Rule 4450(e)(2), we were given 180 calendar days from the date of the Nasdaq letter, or until December 8, 2008, to regain compliance with the minimum bid price rule. Our stock price has not closed above $1.00 since the date of the receipt of the letter from Nasdaq. On October 22, 2008, we received a letter from Nasdaq indicating that there was a temporary suspension of the minimum bid price rule through January 16, 2009. As a result, we were given until March 16, 2009 to regain compliance with the minimum bid price rule. On December 23, 2008, we received a letter from Nasdaq further extending the temporary suspension of the minimum bid price rule until April 20, 2009. Nasdaq has advised us that they will notify us of our new compliance deadline prior to the lifting of this suspension. We anticipate that we will have until June 2009 to regain compliance with the minimum bid price rule.

To regain compliance, the closing bid price of our common stock must be at or above $1.00 per share for a minimum of 10 consecutive business days. Nasdaq may, in its discretion, require us to maintain a bid price of at least $1.00 per share for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance. If we do not regain compliance by the applicable compliance deadline, Nasdaq will provide written notification to us that our common stock will be delisted. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel. Alternatively, we could apply to transfer our common stock to The Nasdaq Capital Market if we satisfy all of the requirements, other than the minimum bid price requirement, for initial listing on The Nasdaq Capital Market set forth in Marketplace Rule 4310(c). If we were to elect to apply for such transfer and if such application were approved, we would have an additional 180 days to regain compliance with the minimum bid price rule while listed on The Nasdaq Capital Market. In October 2008, Zhone’s stockholders approved an amendment to our restated certificate of incorporation to effect a reverse stock split at an exchange ratio ranging from one-for-five to one-for-ten, with the exchange ratio determined by Zhone. We are currently actively monitoring the bid price for our common stock, and will consider available options to resolve the deficiency and regain compliance with the Nasdaq minimum bid price requirement.

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

We depend on a limited source of suppliers for several key components. If we are unable to obtain these components on a timely basis, we will be unable to meet our customers’ product delivery requirements, which would harm our business.

We currently purchase several key components from a limited number of suppliers. If any of our limited source of suppliers become insolvent, cease business or experience capacity constraints, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedules. Our suppliers may enter into exclusive arrangements with our competitors, be acquired by our competitors, stop selling their products or components to us at commercially reasonable prices, refuse to sell their products or components to us at any price or be unable to obtain or have difficulty obtaining components for their products from their suppliers. If we do not receive critical components from our limited source of suppliers in a timely manner, we will be unable to meet our customers’ product delivery requirements. Any failure to meet a customer’s delivery requirements could materially adversely affect our business, operating results and financial condition and could materially damage customer relationships.

Our target customer base is concentrated, and the loss of one or more of our customers could harm our business.

The target customers for our products are network service providers that operate voice, data and video communications networks. There are a limited number of potential customers in our target market. While no customer accounted for more than 10% of our revenue in 2008 or 2007, we expect that a significant portion of our future revenue will depend on sales of our products to a limited number of customers. Any failure of one or more customers to purchase products from us for any reason, including any downturn in their businesses, would seriously harm our business, financial condition and results of operations.

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

The current financial crisis, industry and economic conditions have weakened the financial position of some of our customers and their ability to access capital to finance their business operations, including capital expenditures. To sell to some of these customers, we may be required to assume incremental risks of uncollectible accounts or to extend credit or credit support. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves, including factoring credit arrangements to financial institutions, it is possible that we may have to defer revenue until cash is collected or write down or write off uncollectible accounts. Such write-downs or write-offs, if large, could have a material adverse effect on our operating results and financial condition.

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

As of December 31, 2008, we had acquired twelve companies or product lines since we were founded in 1999. Further, we may acquire additional businesses, products or technologies in the future. On an ongoing basis, we may evaluate acquisitions of, or investments in, complementary companies, products or technologies to supplement our internal growth. Also, in the future, we may encounter difficulties identifying and acquiring suitable acquisition candidates on reasonable terms.

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

We have historically used stock options as a key component of our employee compensation program in order to align the interests of our employees with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. In the first quarter of 2006, we adopted SFAS 123R, which required the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. As a result, starting with fiscal 2006, our operating results contain a charge for share-based compensation expense related to employee stock options and employee stock purchases. This charge is in addition to share-based compensation expense we have recognized in prior periods related to stock options under APB Opinion No. 25. As a result of the adoption of SFAS 123R, beginning with fiscal 2006, our earnings were lower than they would have been had we not been required to adopt SFAS 123R. This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock. If the trading price of our common stock declines, this would reduce the value of our share-based compensation to our present employees and could affect our ability to retain them. In addition, in recent periods, some of our employee stock options have had exercise prices in excess of our stock price, which reduces their value to employees and could affect our ability to retain present, or attract prospective employees. To address these issues, in the fourth quarter of 2008, we conducted an exchange offer, or the Exchange Offer, in which eligible employees, officers and directors of Zhone could exchange outstanding options to purchase shares of Zhone common stock previously granted under our equity incentive compensation plans with an exercise price per share equal to or greater than $0.35 on a one-for-one basis for the grant of new options to purchase shares of Zhone common stock. Options to acquire approximately 14.5 million shares of Zhone common stock were tendered in the Exchange Offer for new options with an exercise price of $0.10 per share. Difficulties relating to obtaining stockholder approval of equity compensation plans could also make it harder or more expensive for us to grant share-based payments to employees in the future.

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

At December 31, 2008, our executive officers, directors and entities affiliated with them beneficially owned, in the aggregate, approximately 32% of our outstanding common stock. These stockholders, if acting together, will be able to influence substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of our company even if such a transaction would be beneficial to our other stockholders. In addition, provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

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

Our worldwide headquarters are located at our Oakland, California campus. In March 2001, we purchased the land and buildings in Oakland, California which we had previously leased under a synthetic lease agreement. As part of the financing for the purchase, we granted a deed of trust on the property to the lender and were required to transfer the land and buildings to a new wholly-owned consolidated subsidiary, Zhone Technologies Campus, LLC, from which we currently lease the land and buildings. We are the sole member and manager of Zhone Technologies Campus, LLC. Our lease for this facility will expire in March 2011. The Oakland campus consists of three buildings with an aggregate of approximately 180,000 square feet, and is used for our executive offices, research and product development activities, and administrative and marketing activities.

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

On October 16, 2008, Zhone held a special meeting of stockholders to vote on the following five proposals:

Proposal 1: To approve an amendment to Zhone’s restated certificate of incorporation to effect a reverse stock split, pursuant to which the existing shares of Zhone common stock would be combined into new shares of Zhone common stock at an exchange ratio ranging from one-for-five to one-for-ten, with the exchange ratio to be determined by Zhone, and the total number of shares of common stock that Zhone is authorized to issue would be correspondingly reduced.

For	Against	Abstentions	Not Voted
124,717,786	9,748,667	1,010,979	0

Proposal 2: To approve an amendment to the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan to (a) permit the repricing of stock options and (b) increase the number of shares of common stock reserved for issuance by 1,700,000.

For	Against	Abstentions	Not Voted
44,378,784	25,936,690	458,435	64,703,523

Proposal 3: To approve an amendment to the Zhone Technologies, Inc. 1999 Stock Option Plan to permit the repricing of stock options.

For	Against	Abstentions	Not Voted
44,604,940	25,717,966	451,003	64,703,523

Proposal 4: To approve an amendment to the Paradyne Networks, Inc. 2000 Broad-Based Stock Plan to permit the repricing of stock options.

For	Against	Abstentions	Not Voted
44,557,758	25,754,910	461,241	64,703,523

Proposal 5: To approve an amendment to the Paradyne Networks, Inc. Amended and Restated 1996 Equity Incentive Plan to permit the repricing of stock options.

For	Against	Abstentions	Not Voted
44,604,428	25,754,910	461,241	64,703,523

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is listed on the Nasdaq Global Market under the symbol “ZHNE”. The following table sets forth, for the periods indicated, the high and low per share sales prices of our common stock as reported on Nasdaq.

2008:
	High	Low
Fourth Quarter ended December 31, 2008	$0.28	$0.05
Third Quarter ended September 30, 2008	0.76	0.16
Second Quarter ended June 30, 2008	1.07	0.70
First Quarter ended March 31, 2008	1.22	0.86

2007:
	High	Low
Fourth Quarter ended December 31, 2007	$1.64	$1.16
Third Quarter ended September 30, 2007	1.45	1.06
Second Quarter ended June 30, 2007	1.58	1.17
First Quarter ended March 31, 2007	1.37	1.12

As of December 31, 2008, there were 1,534 registered stockholders of record. A substantially greater number of holders of Zhone common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

There were no unregistered sales of equity securities during 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During the years ended December 31, 2008, 2007, 2006, 2005 and 2004, we recorded charges of $70.4 million, zero, $113.7 million, $102.1 million, and $0.2 million, respectively, related to the impairment of acquisition related intangibles and goodwill as discussed in Note 3 to the consolidated financial statements.

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$146,160	$175,448	$194,344	$151,828	$97,168
Cost of revenue (1)	101,096	116,370	131,749	88,958	55,305

Gross profit	45,064	59,078	62,595	62,870	41,863

Operating expenses:
Research and product development (1)	27,063	32,720	36,099	27,062	23,791
Sales and marketing (1)	28,269	33,192	38,225	29,756	22,417
General and administrative (1)	15,609	10,170	14,036	14,534	10,772
Purchased in-process research and development	—	—	—	1,190	8,631
Gain on sale of fixed assets	(455)	(659)	—	—	—
Gain on sale of intangible assets	(4,397)	(5,000)	—	—	—
Amortization of intangible assets	—	—	2,764	12,452	9,893
Impairment of intangible assets and goodwill	70,401	—	113,666	102,106	239

Total operating expenses	136,490	70,423	204,790	187,100	75,743

Operating loss	(91,426)	(11,345)	(142,195)	(124,230)	(33,880)
Interest expense	(1,625)	(2,213)	(2,774)	(3,357)	(3,991)
Interest income	708	1,813	2,328	1,433	1,312
Other income (expense), net	78	37	239	(522)	1,118

Loss before income taxes	(92,265)	(11,708)	(142,402)	(126,676)	(35,441)
Income tax provision	270	394	264	215	205

Net loss	$(92,535)	$(12,102)	$(142,666)	$(126,891)	$(35,646)

Basic and diluted net loss per share	$(0.62)	$(0.08)	$(0.96)	$(1.13)	$(0.42)
Shares used in per-share calculation	150,342	149,623	148,727	112,004	85,745
(1) Amounts include stock-based compensation cost as follows:
Cost of revenue	$158	$296	$892	$153	$210
Research and product development	479	717	1,632	223	581
Sales and marketing	511	603	1,380	226	459
General and administrative	1,203	1,250	1,601	2,670	356

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$36,243	$50,165	$64,310	$71,140	$65,216
Working capital	62,007	77,496	83,872	102,521	71,789
Total assets	123,449	223,406	240,182	380,105	325,227
Long-term debt, including current portion	19,078	19,405	27,049	29,767	41,313
Stockholders’ equity	$59,297	$149,547	$157,604	$291,789	$229,784

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our global customer base includes regional, national and international telecommunications carriers. To date, our products are deployed by over 700 network service providers on six continents worldwide. We believe that we have assembled the employee base, technological breadth and market presence to provide a simple yet comprehensive set of next-generation solutions to the bandwidth bottleneck in the access network and the other problems encountered by network service providers when delivering communications services to subscribers.

Since inception, we have incurred significant operating losses and had an accumulated deficit of $1,005.6 million as of December 31, 2008.

Going forward, our key financial objectives include the following:

•	Increasing revenue while continuing to carefully control costs;

•	Continued investments in strategic research and product development activities that will provide the maximum potential return on investment; and

•	Minimizing consumption of our cash and short-term investments.

Recent global market and economic conditions have been unprecedented and challenging, with tighter credit conditions and recession in most major economies continuing into 2009. Continued concerns about the systemic impact of potential long-term and widespread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. In the second half of 2008, federal government interventions in the U.S. financial system led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels. These global unfavorable economic and market conditions and the financial crisis may result in an adverse effect on our financial condition and results of operations.

Sale of Legacy Inventory and Other Assets

In January 2008, we sold our GigaMux legacy product line to a third party. The sale of the GigaMux legacy product line was not treated as a discontinued operation since it did not represent a component of the company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. We allocated the proceeds received to receivables, inventory, fixed assets and intangible assets based on the relative fair value of the assets sold. We recognized a gain of $1.3 million on the sale of the inventory related to this product line in the first quarter of 2008 that was recorded in cost of revenue. We also recognized a gain of $0.5 million and $3.2 million on the sale of fixed assets and intangible assets, respectively, in the first quarter of 2008 that was recorded as a component of operating expenses. We are entitled to additional contingent consideration for the sale of the GigaMux legacy product line upon the buyer’s usage of inventory and/or attainment of certain performance targets through December 2010. Additional contingent consideration, if any, will be recorded upon receipt of cash as an additional gain in cost of revenue. During 2008, we received contingent consideration of $1.1 million related to the buyer’s usage of inventory related to the GigaMux legacy product line.

In December 2007, we sold inventory and certain assets related to our Access Node legacy product line to a third party. The sale of the Access Node product line was not treated as a discontinued operation since it did not represent a component of our company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon sale of the Access Node inventory, we recognized a gain of $1.7 million in 2007 that was recorded in cost of revenue. In 2008, we recognized an additional gain of $0.2 million that was recorded in cost of revenue. We will continue to record additional gain in the future contingent upon attainment of certain earnout provisions. In addition to the sale of the inventory, we also sold fixed assets related to the Access Node product line, which resulted in a gain of $0.7 million in 2007 that was recorded as a component of operating expenses.

During December 2006, we entered into an agreement to sell inventory and certain assets related to our iMarc legacy product line to a third party. The sale of the iMarc legacy product line was not treated as a discontinued operation since it did not represent a component of the company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon the performance of certain obligations and delivery of the assets in the first quarter of 2007, we recognized a gain of $1.8 million that was recorded in cost of revenue. Upon the sale of the remaining iMarc inventory during the second quarter of 2007, we recognized an additional gain of $1.1 million that was recorded in cost of revenue.

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

Revenue Recognition

We recognize revenue when the earnings process is complete. We recognize product revenue upon shipment of product under contractual terms which transfer title to customers upon shipment, under normal credit terms, net of estimated sales returns and allowances at the time of shipment. Revenue is deferred if there are significant post-delivery obligations, if collection is not considered reasonably assured at the time of sale, or if the fees are not fixed or determinable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. Our arrangements generally do not have any significant post-delivery obligations. We offer products and services such as support, education and training, hardware upgrades and post-warranty support. For multiple element revenue arrangements, we establish the fair value of these products and services based primarily on sales prices when the products and services are sold separately. If fair value cannot be established for undelivered elements, all of the revenue under the arrangement is deferred until those elements have been delivered. When collectibility is not reasonably assured, revenue is recognized when cash is collected. Revenue from education services and support services is recognized over the contract term or as the service is performed. We make certain sales to product distributors. These customers are given certain privileges to return a portion of inventory. Return privileges generally allow distributors to return inventory based on a percent of purchases made within a specific period of time. We recognize revenue on sales to distributors that have contractual return rights when the products have been sold by the distributors, unless there is sufficient customer specific sales and sales returns history to support revenue recognition upon shipment. In those instances when revenue is recognized upon shipment to distributors, we use historical rates of return from the distributors to provide for estimated product returns in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists. We accrue for warranty costs, sales returns and other allowances at the time of shipment based on historical experience and expected future costs.

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

During 2008, 2006 and 2005, we determined that indicators of impairment existed, resulting in an impairment charge to goodwill of $70.4 million, $110.5 million and $55.2 million, respectively. As of December 31, 2008, we had no remaining goodwill.

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

During 2006 and 2005, we determined that indicators of impairment related to our intangible assets existed and an impairment analysis was performed, resulting in an impairment loss to amortizable intangible assets of $3.2 million and $46.9 million, respectively. As a result of the impairment charges, our amortizable intangible assets at December 31, 2008 and December 31, 2007 were zero. At December 31, 2008, our other long-lived assets consisted of $20.0 million of net property and equipment.

Stock-Based Compensation

We estimate the fair value of stock-based payment awards on the date of grant using the Black Scholes pricing model, which is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rate and expected dividends. The expected stock price volatility is based on the weighted average of the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. We base our expected life assumption on our historical experience and on the terms and conditions of the stock awards we grant to employees. Risk free interest rates reflect the yield on zero-coupon U.S. Treasury securities. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero.

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

Fair value stock-based compensation expense under SFAS 123R (revised 2004), Share-Based Payment (SFAS 123R), for the year ended December 31, 2008 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the provisions of SFAS 123R, we changed our method of attributing the value of stock-based compensation to expense from the accelerated method to the straight line method. Compensation expense for all employee share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated method while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight line method.

In addition, stock-based compensation expense was recorded for options issued to non-employees. These options are generally immediately exercisable and expire seven to ten years from the date of grant. We value non-employee options using the Black Scholes model. Non-employee options subject to vesting are valued as they become vested.

In November 2008, we completed our Exchange Offer to exchange certain stock options issued to eligible employees, officers and directors of Zhone under Zhone’s equity incentive compensation plans. Stock options previously granted that had an exercise price per share of equal to or greater than $0.35 per share were eligible to be exchanged on a one-for-one basis for new stock options with an exercise price equal to the last reported sale price of Zhone common stock on The Nasdaq Global Market on the date of grant. Options for an aggregate of 14.5 million shares of common stock were exchanged. The new stock options issued pursuant to the Exchange Offer have an exercise price of $0.10, will vest over a four-year period with no credit for past vesting and have a seven-year term. The Exchange Offer will result in incremental stock-based compensation of approximately $0.7 million to be recognized over the four-year vesting period. The remaining unrecognized compensation expense of the original grant will be amortized over the original requisite service period. The primary purpose of the Exchange Offer was to motivate, retain and reward talented employees and directors.

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

RESULTS OF OPERATIONS

We list in the tables below the historical consolidated statement of operations as a percentage of revenue for the periods indicated.

	Year Ended December 31,
	2008	2007	2006
Net revenue	100%	100%	100%
Cost of revenue	69%	66%	68%

Gross profit	31%	34%	32%

Operating expenses:
Research and product development	19%	19%	19%
Sales and marketing	19%	19%	20%
General and administrative	11%	6%	7%
Gain on sale of fixed assets	0%	0%	0%
Gain on sale of intangible assets	(3)%	(3)%	0%
Amortization of intangible assets	0%	0%	1%
Impairment of intangible assets and goodwill	48%	0%	58%

Total operating expenses	94%	41%	105%

Operating loss	(63)%	(7)%	(73)%
Interest expense	(1)%	(1)%	(1)%
Interest income	1%	1%	1%
Other income	0%	0%	0%

Loss before income taxes	(63)%	(7)%	(73)%
Income tax provision	0%	0%	0%

Net loss	(63)%	(7)%	(73)%

2008 COMPARED WITH 2007

Revenue

Information about our revenue for products and services for 2008 and 2007 is summarized below (in millions):

	2008	2007	Decrease	% change
Products	$141.9	$164.6	$(22.7)	(14)%
Services	4.3	10.8	(6.5)	(60)%

	$146.2	$175.4	$(29.2)	(17)%

Information about our revenue for North America and International markets for 2008 and 2007 is summarized below (in millions):

	2008	2007	Increase (Decrease)	% change
Revenue by geography:
United States	$60.8	$79.4	$(18.6)	(23)%
Canada	5.4	10.5	(5.1)	(49)%

Total North America	66.2	89.9	(23.7)	(26)%

Latin America	32.2	37.8	(5.6)	(15)%
Europe, Middle East, Africa	43.9	42.2	1.7	4%
Asia Pacific	3.9	5.5	(1.6)	(29)%

Total International	80.0	85.5	(5.5)	(6)%

Total	$146.2	$175.4	$(29.2)	(17)%

Total revenue decreased 17% or $29.2 million to $146.2 million for 2008 compared to $175.4 million for 2007 of which $24.5 million of the decrease was due to the sales of our Access Node and GigaMux legacy product lines in December 2007 and January 2008, respectively.

Product revenue accounted for the majority of the total decrease in revenue. In 2008, product revenue decreased 14% or $22.7 million and service revenue decreased 60% or $6.5 million compared to 2007. Service revenue represents revenue from maintenance and other services associated with product shipments.

International revenue decreased 6% or $5.5 million to $80.0 million in 2008 and represented 55% of total revenue compared with 49% in 2007. The increase in the concentration of international revenue represents the relative demand for our next-generation products in both existing and new network deployments among emerging international carriers compared to carriers in developed countries. Revenues in North America were adversely impacted by sale of legacy product lines, the global economic recession and credit contraction which caused many of our customers to defer or reduce their network expansion in 2008.

While no customer accounted for 10% or more of net revenue in 2008 or 2007, we anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, decreased $15.3 million, or 13% to $101.1 million for 2008, compared to $116.4 million for 2007. Total cost of revenue was 69% of revenue for 2008, compared to 66% of revenue for 2007. Gross profit percentage decreased from 34% in 2007 to 31% in 2008 due to an overall decline in net revenue and product mix. Personnel-related costs for 2008 decreased over 2007 by $2.4 million due to headcount reductions as a result of the consolidation of our manufacturing operations into one facility.

In December 2006, we entered into an agreement to sell inventory and certain assets related to our iMarc legacy product line to a third party. The sale of the iMarc product line was not treated as a discontinued operation since it did not represent a component of our company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon performance of certain obligations and delivery of assets in the first quarter of 2007, we recognized a gain of $1.8 million that was recorded in cost of revenue. Upon sale of the remaining iMarc inventory during the second quarter of 2007, we recognized an additional gain of $1.1 million that was recorded in cost of revenue.

In December 2007, we sold inventory and certain assets related to our Access Node legacy product line to a third party. The sale of the Access Node product line was not treated as a discontinued operation since it did not represent a component of our company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon sale of the Access Node inventory, we recognized a gain of $1.7 million that was recorded in cost of revenue in 2007. In 2008, we recognized an additional gain of $0.2 million that was recorded in cost of revenue. We will continue to record additional gain in the future contingent upon attainment of certain earnout provisions.

In January 2008, we sold inventory and certain assets related to our GigaMux legacy product line to a third party. The sale of the GigaMux legacy product line was not treated as a discontinued operation since it did not represent a component of our company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon sale of the GigaMux legacy product line, we recognized a gain of $1.3 million during the first quarter of 2008 that was recorded in cost of revenue. Additional gains of $1.1 million were recognized in 2008 related to certain earnout provisions which were recorded in cost of revenue.

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

Research and Product Development Expenses

Research and product development expenses decreased 17% or $5.6 million to $27.1 million for 2008 compared to $32.7 million for 2007. The decrease was primarily due to restructuring efforts to streamline processes which reduced personnel-related costs by $4.1 million and prototype costs by $0.5 million. We intend to continue to invest in research and product development to attain our strategic product development objectives, while seeking to manage the associated costs through expense controls.

Sales and Marketing Expenses

Sales and marketing expenses decreased 15% or $4.9 million to $28.3 million for 2008 compared to $33.2 million for 2007. The decrease was primarily attributable to reduced personnel-related costs of $2.5 million from lower headcount as we realigned our resources to focus on emerging markets and also due to lower commission expenses of $1.1 million related to decreased sales, and reduced travel expenses of $0.7 million.

General and Administrative Expenses

General and administrative expenses increased 53% or $5.4 million to $15.6 million for 2008 compared to $10.2 million for 2007. During the second quarter of 2008, we significantly reduced our assumptions regarding estimated future sublease income primarily as a result of the deteriorating real estate market. Accordingly, during the second quarter of 2008, we increased the excess lease liability for our Largo, Florida facility by $3.3 million with a corresponding charge to general and administrative expenses. In addition, the general and administrative expenses increased over prior year due to a higher allocation of facility-related expenses of $1.9 million due to consolidation of certain facilities.

Gain on sale of fixed assets

Gain on sale of fixed assets decreased $0.2 million to $0.5 million for 2008 compared to $0.7 million for 2007. The gain in 2008 was attributable to the sale of fixed assets associated with our sale of the GigaMux legacy product line in January 2008, while the gain in 2007 was primarily attributable to the sale of fixed assets associated with our sale of the Access Node legacy product line in December 2007.

Gain on sale of intangible assets

Gain on sale of intangible assets decreased $0.6 million to $4.4 million for 2008 compared to $5.0 million for 2007. The gain in 2008 was attributable to the sale of intangible assets related to our GigaMux legacy product line sold in January 2008 and the sale of non-strategic legacy patents. The gain in 2007 was attributable to the sale of non-strategic legacy patents.

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

Interest Expense

Interest expense for 2008 decreased by $0.6 million to $1.6 million compared to $2.2 million in 2007 due to a decrease in the outstanding debt balances and a reduction in interest rates during 2008.

Interest Income

Interest income for 2008 decreased by $1.1 million to $0.7 million compared to $1.8 million in 2007 due to lower average balances of cash and short-term investments and a reduction in interest rates during 2008.

Income Tax Provision

During the years ended December 31, 2008 and 2007, we recorded an income tax provision of $0.3 million and $0.4 million, respectively, related to foreign and state taxes. No material provision or benefit for income taxes was recorded in 2008 and 2007, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

2007 COMPARED WITH 2006

Revenue

Information about our revenue for products and services for 2007 and 2006 is summarized below (in millions):

	2007	2006	Decrease	% change
Products	$164.6	$181.9	$(17.3)	(10)%
Services	10.8	12.4	(1.6)	(13)%

	$175.4	$194.3	$(18.9)	(10)%

Information about our revenue for North America and International markets for 2007 and 2006 is summarized below (in millions):

	2007	2006	Increase (Decrease)	% change
Revenue by geography:
United States	$79.4	$105.1	$(25.7)	(24)%
Canada	10.5	10.6	(0.1)	(1)%

Total North America	89.9	115.7	(25.8)	(22)%

Latin America	37.8	25.2	12.6	50%
Europe, Middle East, Africa	42.2	45.4	(3.2)	(7)%
Asia Pacific	5.5	8.0	(2.5)	(31)%

Total International	85.5	78.6	6.9	9%

Total	$175.4	$194.3	$(18.9)	(10)%

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

At December 31, 2008, cash, cash equivalents and short-term investments were $36.2 million compared to $50.2 million at December 31, 2007. Total debt was $34.1 million at December 31, 2008 as compared to $34.4 million at December 31, 2007. The decrease in cash and cash equivalents of $4.5 million was attributable to net cash used in operating activities and changes in exchange rates of $17.2 million and $0.4 million, respectively, offset by net cash provided by investing activities of $13.1 million.

Operating Activities

For fiscal year 2008, net cash used in operating activities consisted of a net loss of $92.5 million, adjusted for non-cash charges totaling $77.9 million and a decrease in operating assets totaling $2.2 million, offset by a gain on sales of assets and intangible assets of $0.5 million and $4.4 million, respectively. The most significant components of the changes in net operating assets were decreases in accounts receivable and inventories of $6.5 million and $4.0 million, respectively, offset by a decrease in accounts payable of $8.6 million. The decrease in accounts receivable was primarily a result of lower revenue due to the global credit contraction. The decrease in inventories was primarily the result of the sale of the GigaMux legacy product line in January 2008 in which we allocated proceeds of $8.5 million to the sale of such inventories.

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

Investing Activities

For fiscal year 2008, net cash provided by investing activities consisted primarily of proceeds from the sale and maturity of short-term investments of $20.4 million and proceeds from the sale of assets and intangible assets of $4.9 million, offset by purchases of short-term investments of $10.9 million and equipment purchases of $1.4 million. The proceeds from the sale of assets and intangible assets of $4.9 million were related to the sale of the GigaMux legacy product line in January 2008, and sale of non-strategic legacy patents in November 2008.

For fiscal year 2007, net cash provided by investing activities consisted primarily of cash acquired through the net sale of short-term investments of $5.4 million and proceeds from the sale of assets of $7.3 million, offset by capital equipment purchases of $1.4 million.

Financing Activities

For fiscal year 2008, net cash used in financing activities consisted primarily of repayment of debt of $0.3 million, offset by proceeds from the issuance of common stock of $0.3 million.

For fiscal year 2007, net cash used in financing activities consisted primarily of repayment of debt of $7.6 million, partially offset by proceeds from the issuance of common stock of $0.7 million and borrowings under credit facilities of $0.5 million.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents and short-term investments, which totaled $36.2 million at December 31, 2008, and our $25.0 million revolving line of credit and letter of credit facility, and an accounts receivable purchase facility with Silicon Valley Bank (the SVB Facilities). Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. To date, we have experienced no loss of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Under the SVB Facilities, $15.0 million was outstanding at December 31, 2008, and an additional $3.4 million was committed as security for various letters of credit. The amounts borrowed under the revolving credit facility bear interest, payable monthly, at a floating rate that, at our option, is either (1) Silicon Valley Bank’s prime rate, or (2) the sum of LIBOR plus 2.9%: provided that in either case, the minimum interest rate is 4.0%. The interest rate was 4.0% at December 31, 2008.

Our obligations under the SVB Facilities are secured by substantially all of our personal property assets and those of our subsidiaries, including our intellectual property. The SVB Facilities contain certain financial covenants, and customary affirmative covenants and negative covenants. If we do not comply with the various covenants and other requirements under the SVB Facilities, Silicon Valley Bank is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the SVB Facilities. As of December 31, 2008, we were in compliance with these covenants.

For fiscal year 2008, we sold $10.2 million of customer trade receivables to Silicon Valley Bank on a non-recourse basis in exchange for cash. The sale of the receivables did not represent a securitization, and there was no continuing involvement or interests in the receivables by us after the sale.

In January 2009, we repaid the $15.0 million outstanding under the SVB Facilities. In March 2009, the SVB Facilities were replaced when we entered into a new $20.0 million secured revolving credit arrangement with Silicon Valley Bank as discussed in Note 15 to the consolidated financial statements.

Future Requirements and Funding Sources

Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. As a result of the Paradyne acquisition in 2005, we assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $15.2 million as of December 31, 2008. We intend to continue to occupy only a portion of these facilities. We have recorded a liability of $5.6 million as of December 31, 2008, which we believe is adequate to cover costs incurred to exit the excess portion of these facilities, net of estimated sublease income.

As a result of the financial demands of major network deployments and the difficulty in accessing capital markets, network service providers continue to request financing assistance from their suppliers. From time to time, we may provide or commit to extend credit or credit support to our customers. This financing may include extending the terms for product payments to customers. Depending upon market conditions, we may seek to factor these arrangements to financial institutions and investors to reduce the amount of our financial commitments associated with such arrangements. For example, during the year ended December 31, 2008, we sold $10.2 million of customer trade receivables to Silicon Valley Bank on a non-recourse basis in exchange for cash. The sale of the receivables did not represent a securitization, and there was no continuing involvement or interests in the receivables by us after the sale. Our ability to provide customer financing is limited and depends upon a number of factors, including our capital structure, the level of our available credit and our ability to factor commitments to third parties. Any extension of financing to our customers will limit the capital that we have available for other uses.

Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of large balances due from a relatively small number of customer account balances. As of December 31, 2008, two customers accounted for 13% and 10% of accounts receivable, and receivables from customers in territories outside of the United States of America represented 69% of accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

We expect that operating losses and negative cash flows from operations will continue. In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may need to raise additional capital through the issuance of debt or equity financing or the sale of assets. Continued uncertainty in credit markets may negatively impact our ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. Likewise, any equity financing could result in additional dilution of our stockholders. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions we have previously taken. Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments and available credit facilities will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Contractual Commitments and Off-Balance Sheet Arrangements

At December 31, 2008, our estimated future contractual commitments by fiscal year were as follows (in thousands):

	Total	2009	2010	2011	2012	2013
Operating leases	$16,036	$4,773	$4,506	$4,478	$2,279	$—
Line of credit	15,000	15,000	—	—	—	—
Debt	19,078	380	408	18,290	—	—
Inventory purchase commitments	43	43	—	—	—	—

Total	$50,157	$20,196	$4,914	$22,768	$2,279	$—

Operating Leases

The operating lease amounts shown above represent primarily off-balance sheet arrangements. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. Of the total $16.0 million operating lease amount, $5.6 million has been recorded as a liability on our balance sheet as of December 31, 2008.

Line of Credit and Debt

The debt and line of credit obligations have been recorded as liabilities on our balance sheet. The debt obligation amounts shown above represent the scheduled principal repayments, but not the associated interest payments which may vary based on changes in market interest rates. At December 31, 2008, the interest rate on our outstanding debt obligations ranged from 4% to 6.9%.

As of December 31, 2008, we had $15.0 million outstanding under our line of credit and an additional $3.4 million committed as security for various letters of credit, as discussed in Note 6 to the consolidated financial statements.

Inventory Purchase Commitments

Inventory purchase commitments represent the amount of excess inventory purchase commitments that have been recorded as a liability on our balance sheet at December 31, 2008.

Recent Accounting Pronouncements

SFAS 157 – Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted the provisions of SFAS 157 with respect to our financial assets and liabilities beginning in the first quarter of fiscal year 2008. The adoption of SFAS 157 did not have a material effect on our consolidated financial condition or results of operations or cash flows. We are still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore have not yet determined the impact it will have on our consolidated financial statements upon full adoption in our 2009 fiscal year. Non-financial assets and liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in impairment testing.

SFAS 159 – Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We were required to adopt SFAS 159 beginning in the first quarter of fiscal year 2008. We did not elect the fair value option, therefore the adoption of SFAS 159 did not have any impact on our consolidated financial statements.

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

FSP APB 14-1 – Accounting for Convertible Debt Instruments

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement), (FSP APB 14-1), which requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. This statement is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods. We are currently evaluating the impact, if any, that the adoption of FSP ABP 14-1 will have on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash, Cash Equivalents and Investments

We consider all cash and highly liquid investments purchased with an original maturity of less than three months to be cash equivalents.

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008	December 31, 2007
Cash and cash equivalents	$33,251	$37,804
Short-term investment	2,992	12,361

	$36,243	$50,165

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments consist principally of demand deposit and money market accounts, commercial paper and corporate debentures and bonds with credit ratings of AA or better. Cash and cash equivalents and short-term investments are principally held with various domestic financial institutions with high credit standing. As of December 31, 2008 and 2007, receivables from customers in international territories represented 69% and 63%, respectively, of accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We do not use derivative financial instruments in our investment portfolio. We do not hold financial instruments for trading or speculative purposes. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Our cash and cash equivalents and short-term investments are not subject to material interest rate risk due to their short maturities. Under our investment policy, short-term investments have a maximum maturity of one year from the date of acquisition, and the average maturity of the portfolio cannot exceed six months. Due to the relatively short maturity of the portfolio, a 10% increase in market interest rates at December 31, 2008 would decrease the fair value of the portfolio by less than $0.1 million.

As of December 31, 2008, our outstanding debt balance was $19.1 million. Interest on our long-term debt accrues on the unpaid principal balance at a variable interest rate (which adjusts every six months) equal to the sum of the LIBOR rate plus 3.0% per annum; provided that in no event will the variable interest rate (a) exceed 14.2488% per annum, (b) be less than 6.5% per annum, or (c) be adjusted by more than 1.0% at any adjustment date. Assuming the outstanding balance on our variable rate long-term debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.4 million.

Foreign Currency Risk

We transact business in various foreign countries. Substantially all of our assets are located in the United States. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily intercompany receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During 2008 and 2007, we did not hedge any of our foreign currency exposure. During both 2008 and 2007, we recorded $0.1 million of foreign exchange loss in other income (expense) on our statements of operations.

We have performed sensitivity analyses as of December 31, 2008 and 2007, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.1 million for both 2008 and 2007. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Zhone Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Zhone Technologies, Inc. and subsidiaries (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zhone Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zhone Technologies, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Zhone Technologies, Inc.:

We have audited Zhone Technologies, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Zhone Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Zhone Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zhone Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California
March 16, 2009

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2008 and 2007

(In thousands, except par value)

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$33,251	$37,804
Short-term investments	2,992	12,361
Accounts receivable, net of allowances for sales returns and doubtful accounts of $5,155 in 2008 and $5,941 in 2007	23,665	33,258
Inventories	40,706	44,698
Prepaid expenses and other current assets	2,654	3,804

Total current assets	103,268	131,925
Property and equipment, net	20,003	20,818
Goodwill	—	70,401
Restricted cash	123	186
Other assets	55	76

Total assets	$123,449	$223,406

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,719	$21,276
Line of credit	15,000	15,000
Current portion of long-term debt	380	265
Accrued and other liabilities	13,162	17,888

Total current liabilities	41,261	54,429
Long-term debt, less current portion	18,698	19,140
Other long-term liabilities	4,193	290

Total liabilities	64,152	73,859

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 900,000 shares; issued and outstanding 150,683 and 150,024 shares as of December 31, 2008 and 2007, respectively	151	150
Additional paid-in capital	1,064,493	1,061,849
Other comprehensive income	250	610
Accumulated deficit	(1,005,597)	(913,062)

Total stockholders’ equity	59,297	149,547

Total liabilities and stockholders’ equity	$123,449	$223,406

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

	2008	2007	2006
Net revenue	$146,160	$175,448	$194,344
Cost of revenue (1)	101,096	116,370	131,749

Gross profit	45,064	59,078	62,595

Operating expenses:
Research and product development (1)	27,063	32,720	36,099
Sales and marketing (1)	28,269	33,192	38,225
General and administrative (1)	15,609	10,170	14,036
Gain on sale of fixed assets	(455)	(659)	—
Gain on sale of intangible assets	(4,397)	(5,000)	—
Amortization of intangible assets	—	—	2,764
Impairment of intangible assets and goodwill	70,401	—	113,666

Total operating expenses	136,490	70,423	204,790

Operating loss	(91,426)	(11,345)	(142,195)
Interest expense	(1,625)	(2,213)	(2,774)
Interest income	708	1,813	2,328
Other income	78	37	239

Loss before income taxes	(92,265)	(11,708)	(142,402)
Income tax provision	270	394	264

Net loss	$(92,535)	$(12,102)	$(142,666)

Basic and diluted net loss per share	$(0.62)	$(0.08)	$(0.96)
Weighted average shares outstanding used to compute basic and diluted net loss per share	150,342	149,623	148,727

(1) Amounts include stock-based compensation cost as follows:
Cost of revenue	158	296	892
Research and product development	479	717	1,632
Sales and marketing	511	603	1,380
General and administrative	1,203	1,250	1,601

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2008, 2007 and 2006 (In thousands)

	Common stock		Additional paid-in capital	Notes receivable from stockholders	Deferred stock-based compensation	Other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 2005	147,759	$148	$1,051,320	$(550)	$(818)	$(17)	$(758,294)	$291,789
Exercise of stock options for cash	913	1	1,393	—	—	—	—	1,394
Issuance of common stock in connection with employee stock purchase plan	581	—	867	—	—	—	—	867
Issuance of common stock for services	24	—	50	—	—	—	—	50
Reversal of unamortized deferred stock-based compensation	—	—	(818)	—	818	—	—	—
Stock-based compensation under SFAS 123R	—	—	5,505	—	—	—	—	5,505
Proceeds from repayment of officer loans	—	—	—	550	—	—	—	550
Comprehensive loss:
Net loss	—	—	—	—	—	—	(142,666)	(142,666)
Foreign currency translation adjustment	—	—	—	—	—	84	—	84
Unrealized gain on available for sale securities	—	—	—	—	—	31	—	31

Total comprehensive loss								(142,551)

Balances as of December 31, 2006	149,277	149	1,058,317	—	—	98	(900,960)	157,604
Exercise of stock options for cash	68	—	14	—	—	—	—	14
Issuance of common stock in connection with employee stock purchase plan	641	1	652	—	—	—	—	653
Issuance of common stock for services	38	—	49	—	—	—	—	49
Stock-based compensation under SFAS 123R	—	—	2,817	—	—	—	—	2,817
Comprehensive loss:
Net loss	—	—	—	—	—	—	(12,102)	(12,102)
Foreign currency translation adjustment	—	—	—	—	—	505	—	505
Unrealized gain on available for sale securities	—	—	—	—	—	7	—	7

Total comprehensive loss								(11,590)

	Common stock		Additional paid-in capital	Notes receivable from stockholders	Deferred stock-based compensation	Other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 2007	150,024	150	1,061,849	—	—	610	(913,062)	149,547
Exercise of stock options for cash	28	—	6	—	—	—	—	6
Issuance of common stock in connection with employee stock purchase plan	557	1	287	—	—	—	—	288
Issuance of common stock for services	74	—	81	—	—	—	—	81
Stock-based compensation under SFAS 123R	—	—	2,270	—	—	—	—	2,270
Comprehensive loss:
Net loss	—	—	—	—	—	—	(92,535)	(92,535)
Foreign currency translation adjustment	—	—	—	—	—	(355)	—	(355)
Unrealized loss on available for sale securities	—	—	—	—	—	(5)	—	(5)

Total comprehensive loss								(92,895)

Balances as of December 31, 2008	150,683	$151	$1,064,493	$—	$—	$250	$(1,005,597)	$59,297

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net loss	$(92,535)	$(12,102)	$(142,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,204	2,660	5,383
Stock-based compensation	2,351	2,866	5,505
Impairment of goodwill and intangible assets	70,401	—	113,666
Gain on sale of intangible assets	(4,397)	(5,000)	—
Gain on sale of fixed assets	(455)	(659)	(301)
(Accretion) or impairment of investments	(169)	(462)	(527)
Provision for sales returns and doubtful accounts	3,143	3,305	6,638
Changes in operating assets and liabilities:
Accounts receivable	6,450	(4,735)	(3,074)
Inventories	3,992	338	3,334
Prepaid expenses and other current assets	1,150	585	239
Other assets	21	3	30
Accounts payable	(8,557)	2,383	771
Accrued and other liabilities	(823)	(3,958)	(5,236)

Net cash used in operating activities	(17,224)	(14,776)	(16,238)

Cash flows from investing activities:
Tax refund related to acquisition of Sorrento	—	336	—
Proceeds from sale of intangible assets	4,397	5,000	9,000
Proceeds from sale of assets	502	2,250	1,716
Purchases of property and equipment	(1,436)	(1,365)	(2,004)
Purchases of short-term investments	(10,879)	(26,992)	(37,905)
Proceeds from maturity of short-term investments	20,412	32,437	40,100
Changes in restricted cash	63	(87)	(89)

Net cash provided by investing activities	13,059	11,579	10,818

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	294	667	2,311
Proceeds from repayment of officer loans	—	—	550
Borrowings under credit facilities	—	500	—
Repayment of debt	(327)	(7,644)	(2,718)

Net cash provided by (used in) financing activities	(33)	(6,477)	143

Effect of exchange rate changes on cash	(355)	505	84

Net decrease in cash and cash equivalents	(4,553)	(9,169)	(5,193)
Cash and cash equivalents at beginning of year	37,804	46,973	52,166

Cash and cash equivalents at end of year	$33,251	$37,804	$46,973

Supplemental disclosures of cash flow information:
Cash paid during period for:
Taxes	$371	$349	$740
Interest	1,639	2,226	2,635
Noncash investing and financing activities:
Purchase price allocation adjustment	—	—	1,206
Reclassification of restricted cash	—	537	—

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

(c) Risks and Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s continued losses reduced cash, cash equivalents and short-term investments in 2007 and 2008. As of December 31, 2008, the Company had approximately $36.2 million in cash, cash equivalents and short-term investments and $15.0 million outstanding under its bank lending facility. Continued uncertainty in the credit markets may negatively impact the Company’s ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. In order to meet liquidity needs and finance capital expenditures and working capital, the Company may be required to sell assets, or to borrow on potentially unfavorable terms. The Company may be unable to sell assets or access additional indebtedness to meet these needs. As a result, the Company may become unable to pay its ordinary expenses, including its debt service, on a timely basis. The Company’s current lack of liquidity could harm it by:

•	increasing its vulnerability to adverse economic conditions in its industry or the economy in general;

•	requiring substantial amounts of cash to be used for debt servicing, rather than other purposes, including operations;

•	limiting its ability to plan for, or react to, changes in its business and industry; and

•	influencing investor and customer perceptions about its financial stability and limiting its ability to obtain financing or acquire customers.

The global unfavorable economic and market conditions and the financial crisis could impact the Company’s business in a number of ways, including:

•	Potential deferment of purchases and orders by customers;

•	Customers’ inability to obtain financing to make purchases from the Company and/or maintain their business;

•	Negative impact from increased financial pressures on third-party dealers, distributors and retailers; and

•	Negative impact from increased financial pressures on key suppliers.

If the economic, market and geopolitical conditions in the United States and the rest of the world do not improve, or if they continue to deteriorate, the Company may experience material adverse impacts on its business, operating results and financial condition.

During 2008, the Company implemented several activities intended to reduce costs, improve operating efficiencies and change its operations to more closely align them with its key strategic focus, including the sale of legacy product lines and headcount reductions.

The Company expects that operating losses and negative cash flows from operations will continue. In order to meet the Company’s liquidity needs and finance its capital expenditures and working capital needs for the business, the Company may need to raise additional capital through the issuance of debt or equity financing or the sale of assets. Continued uncertainty in credit markets may negatively impact the Company’s ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict the Company’s ability to operate its business. Likewise, any equity financing could result in additional dilution of the Company’s stockholders. If the Company is unable to obtain additional capital or is required to obtain additional capital on terms that are not favorable, it may be required to reduce the scope of its planned product development and sales and marketing efforts beyond the reductions it has previously taken. Based on the Company’s current plans and business conditions, it believes that its existing cash, cash equivalents and short-term investments and available credit facilities will be sufficient to satisfy its anticipated cash requirements for the foreseeable future.

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

(e) Revenue Recognition

The Company recognizes revenue when the earnings process is complete. The Company recognizes product revenue upon shipment of product under contractual terms which transfer title to customers upon shipment, under normal credit terms, net of estimated sales returns and allowances at the time of shipment. Revenue is deferred if there are significant post-delivery obligations, if collection is not considered reasonably assured at the time of sale, or if the fees are not fixed or determinable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. The Company’s arrangements generally do not have any significant post-delivery obligations. The Company offers products and services such as support, education and training, hardware upgrades and post-warranty support. For multiple element revenue arrangements, the Company establishes the fair value of these products and services based primarily on sales prices when the products and services are sold separately. If fair value cannot be established for undelivered elements, all of the revenue under the arrangement is deferred until those elements have been delivered. When collectibility is not reasonably assured, revenue is recognized when cash is collected. Revenue from education services and support services is recognized over the contract term or as the service is performed. The Company makes certain sales to product distributors. These customers are given certain privileges to return a portion of inventory. Return privileges generally allow distributors to return inventory based on a percent of purchases made within a specific period of time. The Company recognizes revenue on sales to distributors that have contractual return rights when the products have been sold by the distributors, unless there is sufficient customer specific sales and sales returns history to support revenue recognition upon shipment. In those instances when revenue is recognized upon shipment to distributors, the Company uses historical rates of return from the distributors to provide for estimated products return in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists. The Company accrues for warranty costs, sales returns, and other allowances at the time of shipment based on historical experience and expected future costs. In accordance with the provisions of Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation), the Company nets sales taxes against revenue.

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

Activity under the Company’s allowance for sales returns and doubtful accounts was comprised as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Balance at beginning of year	$5,941	$6,939	$5,643
Charged to revenue	2,356	2,728	5,574
Charged to expenses	787	577	1,064
Utilization	(3,929)	(4,303)	(5,342)

Balance at end of year	$5,155	$5,941	$6,939

The allowance for doubtful accounts was $3.9 million and $4.3 million as of December 31, 2008 and 2007, respectively.

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

h) Operating Lease Liabilities

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

(i) Foreign Currency Translation

For operations outside the United States, the Company translates assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at end of period exchange rates. Revenues and expenses are translated at monthly average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries, is included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. Realized gains and losses on foreign currency transactions are included in other income (expense) in the accompanying consolidated statement of operations. During 2008 and 2007, the Company recorded a $0.1 million realized foreign exchange loss for each period in other income (expense) on its statements of operations.

(j) Cash and Cash Equivalents, and Short-Term Investments

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

Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2008 (in thousands):

	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and Cash Equivalents:
Cash	$26,607	$—	$—	$26,607
Money Market Funds	6,644	—	—	6,644

	$33,251	$—	$—	$33,251

Short-term investments:
Commercial Paper	$896	$2	$—	$898
Corporate Securities	2,091	5	(2)	2,094

	$2,987	$7	$(2)	$2,992

Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2007 (in thousands):

	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and Cash Equivalents:
Cash	$13,674	$—	$—	$13,674
Money Market Funds	20,491	—	—	20,491
Commercial Paper	3,638	1	—	3,639

	$37,803	$1	$—	$37,804

Short-term investments:
Commercial Paper	$6,082	$4	$—	$6,086
US Agency Securities	900	—	—	900
Corporate Securities	5,370	6	(1)	5,375

	$12,352	$10	$(1)	$12,361

(k) Fair Value of Financial Instruments

The carrying amounts of the Company’s consolidated financial instruments which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of December 31, 2008 and 2007 due to the relatively short maturities of these instruments. The carrying value of the Company’s debt obligations at December 31, 2008 and 2007 approximate their fair value.

(l) Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist principally of demand deposits and money market accounts, commercial paper and debt securities of domestic municipalities with credit ratings of AA or better. Cash and cash equivalents are principally held with various domestic financial institutions with high credit standing. The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, internet service providers, wireless carriers, and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. The Company’s accounts receivable represents a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of large balances due from a relatively small number of customer account balances. As of December 31, 2008, two customers accounted for 13% and 10% of accounts receivable. In addition, as of December 31, 2008 and 2007, receivables from customers in international territories represented 69% and 63%, respectively, of accounts receivable.

The Company may provide or commit to extend credit or credit support to certain customers. During the years ended December 31, 2008 and 2007, the Company sold $10.2 million and $2.0 million, respectively, of customer trade receivables to financial institutions on a non-recourse basis in exchange for cash. The sale of the receivables did not represent a securitization, and there was no continuing involvement or interests in the receivables by the Company after the sale. As of December 31, 2008, the Company did not have any significant customer financing commitments or guarantees.

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

(m) Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives. Useful life for buildings is 30 years. Useful lives for laboratory and manufacturing equipment range from 10 to 30 years. Useful lives of all other property and equipment range from 3 to 5 years. Leasehold improvements are generally amortized over the shorter of their useful lives or the remaining lease term.

(n) Goodwill

Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill. SFAS No. 142, Goodwill and Other Intangible Assets, requires that companies test for goodwill impairment at least annually using a two-step approach. The Company evaluates goodwill on an annual basis in November, at a minimum, and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The Company has determined that it operates in a single segment with one operating unit. The Company performs the annual goodwill impairment test using the market approach. If the carrying amount of the reporting unit exceeds its fair value, indication of goodwill impairment exists and a second step is performed to measure the amount of impairment loss, if any. During the years ended December 31, 2008 and 2006, the Company recorded non-cash goodwill impairment charges of $70.4 million, and $110.5 million, respectively, as discussed in Note 3.

(o) Purchased Intangibles and Other Long-Lived Assets

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

During the year ended December 31, 2006, the Company recorded non-cash impairment charges of $3.2 million related to the impairment of purchased technology, customer relationships and other amortizable intangibles as discussed in Note 3.

(p) Research and Product Development Expenditures

Costs related to research, design, and development of products are charged to research and product development expense as incurred.

(q) Accounting for Stock-Based Compensation

SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The Company adopted the Black Scholes model to estimate the fair value of options. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations.

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

Fair value stock-based compensation expense under SFAS 123R for the year ended December 31, 2008 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the provisions of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated method to the straight line method. Compensation expense for all employee share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated method while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight line method.

(r) Income Taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2008 and 2007 due to the significant uncertainty regarding whether the deferred tax assets will be realized.

(s) Net Loss per Common Share

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

(t) Other Comprehensive Income (Loss)

Other comprehensive income (loss) is recorded directly to stockholders’ equity and includes unrealized gains and losses which have been excluded from the consolidated statements of operations. These unrealized gains and losses consist of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

(u) Recent Accounting Pronouncements

SFAS 157 – Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 157 with respect to its financial assets and liabilities beginning in the first quarter of fiscal year 2008. The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial condition or results of operations or cash flows. The Company is still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore has not yet determined the impact it will have on its consolidated financial statements upon full adoption in fiscal year 2009. Non-financial assets and liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in impairment testing.

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

(v) Reclassifications

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

(2) Operating Lease Liabilities

As a result of the acquisition of Paradyne Networks, Inc. (“Paradyne”) in September 2005, the Company assumed a lease commitment for facilities in Largo, Florida. In accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), the Company accrued a liability for the excess portion of these facilities. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $15.2 million as of December 31, 2008, of which $5.6 million was accrued for excess facilities, net of estimated sublease income. The computation of the estimated liability includes a number of assumptions and subjective variables. These variables include the level and timing of future sublease income, amount of contractual variable costs, future market rental rates, discount rate, and other estimated expenses. If circumstances change, and the Company employs different assumptions in future periods, the lease liability may differ significantly from what the Company has recorded in the current period and could materially affect its net loss and net loss per share. During the second quarter of 2008, the Company significantly reduced its assumptions regarding estimated future sublease income primarily as a result of the deteriorating real estate market. Accordingly, during the second quarter of 2008, the Company increased its excess lease liability balance by $3.3 million with a corresponding charge to general and administrative expenses. A summary of current period activity related to excess lease liabilities accrued is as follows (in thousands):

Exit Costs
Balance at December 31, 2007	$3,695
Cash payments, net	(1,403)
Change in estimate	3,305

Balance at December 31, 2008	$5,597

A summary of the assumed lease liabilities related to excess facilities at their net present value is as follows (in thousands):

Exit Costs
Future lease payments	$8,250
Less: contractual sublease income	(2,079)
Less: estimated sublease income	(599)
Other sublease expenses	25

Balance at December 31, 2008	$5,597

The current portion of the excess lease liability as of December 31, 2008 of $1.7 million is classified in “Accrued and other liabilities” and the long-term portion of $3.9 million is classified in “Other long-term liabilities” in the accompanying consolidated balance sheet.

(3) Long-lived Assets, Goodwill and Other Acquisition-Related Intangible Assets

The Company tests goodwill for impairment using a two step approach on an annual basis in November, or when certain indicators of impairment exist in accordance with SFAS No. 142, Goodwill and Other Intangible

Assets. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit using the market approach. The Company has determined that it operates in a single segment with one reporting unit. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In 2008 and 2006, the Company determined that the reporting unit’s carrying value exceeded its fair value and the second step was performed, resulting in a goodwill impairment loss of $70.4 million and $110.5 million, respectively.

Changes in the carrying amount of goodwill were as follows (in thousands):

	Year ended December 31,
	2008	2007
Beginning balance	$70,401	$70,737
Impairment of goodwill	(70,401)	—
Other adjustments	—	(336)

Ending balance	$—	$70,401

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

The Company estimates the fair value of its long-lived assets based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, the Company is required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. During the third quarter of 2006, the Company determined that indicators of impairment existed and an impairment analysis was performed, resulting in an impairment loss to amortizable intangibles of $3.2 million. The Company’s amortizable intangibles at December 31, 2008 and 2007 were zero.

Sale of Intangible Assets

During 2008 and 2007, the Company sold some of its non-strategic patents for $1.1 million and $5.0 million, respectively. The resulting $1.1 million and $5.0 million gain were recorded within operating expenses as gain on sale of intangible assets. During the second quarter of 2006, the Company sold some of its non-strategic patents for $9.0 million, resulting in a gain of $0.3 million, which was recorded within general and administrative operating expenses.

Sale of Legacy Inventory and Other Assets

In January 2008, the Company sold its GigaMux legacy product line to a third party. The sale of the GigaMux legacy product line was not treated as a discontinued operation since it did not represent a component of the Company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. The Company allocated the proceeds received to receivables, inventory, fixed assets and intangible assets based on the relative fair value of the assets sold. The Company recognized a gain of $1.3 million on the sale of the inventory related to this product line in the first quarter of 2008 that was recorded in cost of revenue. The Company also recognized a gain of $0.5 million and $3.2 million on the sale of fixed assets and intangible assets, respectively, in the first quarter of 2008 that was recorded as a component of operating expenses. The Company is entitled to additional contingent consideration for the sale of the GigaMux legacy product line upon the buyer’s usage of inventory and/or attainment of certain performance targets through December 2010. Additional contingent consideration, if any, will be recorded upon receipt of cash as an additional gain in cost of revenue. In the second, third and fourth quarters of 2008, the Company received contingent consideration of $0.6 million, $0.4 million and $0.1 million, respectively, related to the buyer’s usage of inventory related to the GigaMux legacy product line.

In December 2007, the Company sold its Access Node legacy product line to a third party. In addition to sale of inventory, the Company also sold fixed assets related to the Access Node legacy product line. Upon sale of the fixed assets, the Company recorded a gain of $0.7 million, which was recorded as a component of operating expenses.

Sale of Land

During the second quarter of 2007, the Company completed the sale of approximately 3.625 acres of undeveloped land at a price of $1.5 million to the Redevelopment Agency of the City of Oakland pursuant to a repurchase option exercised by it. No gain or loss was recorded on the sale.

(4) Fair Value Measurement

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

The following table represents the Company’s financial assets and liabilities at fair value on a recurring basis as of December 31, 2008 and the basis for that measurement:

	Fair Value Measurements at Reporting Date Using (In Thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds and overnight deposits (1)	$21,639	$21,639	$—	$—
Fixed income available-for-sale securities (2)	2,992	—	2,992	—

Total	$24,631	$21,639	$2,992	$—

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.

(5) Balance Sheet Detail

Balance sheet detail as of December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Inventories:
Raw materials	$26,720	$33,479
Work in process	5,160	5,194
Finished goods	8,826	6,025

	$40,706	$44,698

Property and equipment:
Land	$4,821	$4,821
Buildings	14,007	14,007
Machinery and equipment	8,682	7,729
Computers and acquired software	3,536	3,401
Furniture and fixtures	513	389
Leasehold improvements	381	378

	31,940	30,725
Less accumulated depreciation and amortization	(11,937)	(9,907)

	$20,003	$20,818

Depreciation and amortization expense associated with property and equipment amounted to $2.2 million, $2.7 million and $2.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

	2008	2007
Accrued and other liabilities (in thousands):
Accrued warranty	$1,979	$2,487
Accrued compensation	2,765	3,051
Accrued exit costs	1,718	3,695
Deferred revenue	683	656
Other	6,017	7,999

	$13,162	$17,888

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table summarizes the activity related to the product warranty liability during the years ended December 31, 2008 and 2007 (in thousands):

Balance at December 31, 2006	$3,128
Charged to operations	2,410
Claims/settlements	(3,051)

Balance at December 31, 2007	$2,487
Charged to operations	1,625
Claims/settlements	(2,133)

Balance at December 31, 2008	$1,979

(6) Debt

Secured Real Estate Loan

Long-term debt as of December 31, 2008 and 2007 consisted of a secured real estate loan as follows (in thousands):

	2008	2007
Secured real estate loan due April 2011	$19,078	$19,405
Less current portion of long-term debt	(380)	(265)

	$18,698	$19,140

Aggregate debt maturities as of December 31, 2008 are $0.4 million in each of fiscal 2009 and 2010 and $18.3 million in fiscal 2011.

In December 2005, the Company entered into an amendment to an existing loan with a financial institution relating to the financing of its Oakland, California campus (the “Amended Loan”). Under the Amended Loan, (a) the outstanding principal balance was paid down from approximately $31.1 million to approximately $20.0 million, (b) the maturity date was extended five years to April 1, 2011, (c) the floor rate was reduced from 8.0% per annum to 6.5% per annum, (d) the variable rate margin was reduced from 3.5% per annum to 3.0% per annum, (e) the amortization period for purposes of calculating monthly principal payments was amended to a period of 25 years commencing on January 1, 2006, and (f) the financial institution cancelled the Company’s $6.0 million letter of credit. Interest accrues on the unpaid principal balance at a variable interest rate (which adjusts every six months) equal to the sum of the LIBOR rate plus 3.0% per annum; provided that in no event will the variable interest rate (a) exceed 14.2488% per annum, (b) be less than 6.5% per annum, or (c) be adjusted by more than 1.0% at any adjustment date. The Company is obligated to make monthly payments of principal and interest in an amount which fully amortizes the then unpaid principal balance of the loan and interest accruing thereon at the interest rate in effect in equal monthly installments over the remaining term of the amortization period. The interest rate on this debt was 6.9% as of December 31, 2008. The Company’s obligations under the Amended Loan remain secured by a security interest in the Company’s campus. As of December 31, 2008 and 2007, the debt was collateralized by land and buildings with a net book value of $16.1 million and $16.5 million, respectively.

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

Under the SVB Facilities, $15.0 million was outstanding at December 31, 2008 and 2007, and an additional $3.4 million was committed as security for various letters of credit as of December 31, 2008. The amounts borrowed under the revolving credit facility bear interest, payable monthly, at a floating rate that, at the Company’s option, is either (1) Silicon Valley Bank’s prime rate, or (2) the sum of the LIBOR rate plus 2.9%; provided that in either case, the minimum interest rate is 4.0%. The interest rate was 4.0% at December 31, 2008.

The Company’s obligations under the SVB Facilities are secured by substantially all of the Company’s personal property assets and those of its subsidiaries, including their intellectual property. The SVB Facilities contain certain financial covenants, and customary affirmative covenants and negative covenants. If the Company does not comply with the various covenants and other requirements under the SVB Facilities, Silicon Valley Bank is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the SVB Facilities. As of December 31, 2008, the Company was in compliance with these covenants.

In January 2009, the Company repaid the $15.0 million outstanding under the SVB Facilities. In March 2009, the Company replaced the SVB Facilities when it entered into a new $20.0 million secured revolving credit arrangement with Silicon Valley Bank as discussed in Note 15 to the consolidated financial statements.

(7) Stockholders’ Equity

(a) Overview

As of December 31, 2008 and 2007, the Company’s equity capitalization consisted of 900 million authorized shares of common stock, of which 150.7 million and 150.0 million, respectively, were outstanding.

(b) Warrants

At December 31, 2008, the Company had a total of 1.39 million warrants to purchase common stock outstanding at a weighted average exercise price of $4.67 per share. Of these, 1.35 million fully vested warrants were assumed through the Company’s acquisition of Sorrento Networks Corporation (“Sorrento”) in July 2004 at a weighted average exercise price of $3.88 per share. These warrants were valued using the Black-Scholes option pricing model and the resulting fair value of $7.1 million was included in the purchase price for the acquisition. Warrants to purchase 0.8 million shares of common stock expired unexercised in 2008 with an aggregate exercise price of $2.7 million. The remaining warrants will expire in the years 2009 through 2014. No warrants were exercised in 2008, 2007 or 2006.

(c) Stock-Based Compensation

As of December 31, 2008, the Company had two types of share-based compensation plans related to stock options and employee stock purchases. The compensation cost that has been charged as an expense in the statement of operations for those plans was $2.4 million, $2.9 million and $5.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table summarizes stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year ended December 31,
	2008	2007	2006
Stock-based compensation under SFAS 123R	$2,140	$2,603	$5,180
Compensation expense relating to non-employees	81	49	10
Compensation expense relating to Employee Stock Purchase Plan	130	214	315

Stock-based compensation expense	$2,351	$2,866	$5,505

Stock Options

The share-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company has two active plans, the Amended and Restated Special 2001 Stock Incentive Plan and the Amended and Restated 2001 Stock Incentive Plan. Stock options are primarily issued from the Amended and Restated 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant, except that any options granted to a 10% stockholder must have an exercise price equal to at least 110% of the fair market value of the Company’s common stock on the date of grant. The Board of Directors determines the term of each option, the option exercise price and the vesting terms. Stock options are generally granted at an exercise price equal to the fair market value on the date of grant, expiring seven to ten years from the date of grant and vesting over a period of four years. On January 1 of each year, if the number of shares available for grant under the Amended and Restated 2001 Stock Incentive Plan is less than 5% of the total number of shares of common stock outstanding as of that date, the shares available for grant under the plan are automatically increased by the amount necessary to make the total number of shares available for grant equal to 5% of the total number of shares of common stock outstanding, or by a lesser amount as determined by the Board of Directors. As of December 31, 2008, 2.1 million shares were available for grant under these plans.

Through the acquisition of Paradyne in September 2005 and Sorrento in July 2004, the Company assumed several stock option plans, including the Amended and Restated 1996 Equity Incentive Plan, the 1999 Non-Employee Directors’ Stock Option Plan, the 2000 Broad-Based Stock Plan, the Amended and Restated Osicom Technologies, Inc. 1997 Incentive and Non-Qualified Stock Option Plan, Sorrento Networks Corporation 2000 Stock Incentive Plan and the 2003 Equity Incentive Plan. In February 2006, the Company amended and froze these plans as well as the Zhone Technologies, Inc. 1999 Stock Option Plan and the 2002 Stock Incentive Plan to provide that no further awards be made under these plans. As a result of this amendment, approximately 12.4 million shares were no longer available for grant. During the year ended December 31, 2008 and 2007, there were cancelled shares relating to plans which were frozen and therefore unavailable for grant of 3.5 million and 1.7 million, respectively.

The Company has estimated the fair value of stock-based payment awards on the date of grant using the Black Scholes pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rate and expected dividends. The estimated expected term of options granted was determined based on historical option exercise trends. Estimated volatility was based on historical volatility and the risk free interest rate was based on U.S. Treasury yield in effect at the time of grant for the expected life of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model. The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data was used to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

The assumptions used to value option grants for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year ended December 31,
	2008	2007	2006
Expected term	4.7 years	4.7 years	4.9 years
Expected volatility	75%	60%	73%
Risk free interest rate	1.86%	4.13%	4.7%

The weighted average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $0.09, $0.68 and $1.10 per share, respectively. The intrinsic value of options exercised for the years ended December 31, 2008, 2007 and 2006 was $0.02 million, $0.08 million and $0.8 million, respectively. For the years ended December 31, 2008, 2007 and 2006, the Company received $0.01 million, $0.01 million and $1.4 million in proceeds from stock option exercises, respectively.

The following table sets forth the summary of option activity under the stock option program for the year ended December 31, 2008 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	24,939	$4.21	4.92	$406
Granted (1)	18,181	$0.16
Canceled/Forfeited (1)	(16,592)	$2.81
Exercised	(28)	$0.21

Outstanding as of December 31, 2008	26,500	$2.29	5.00	$—

Vested and expected to vest at December 31, 2008	24,117	$2.64	4.69	$—

Vested and exercisable at December 31, 2008	9,443	$6.19	1.82	$—

(1)	Includes options of 14.5 million shares exchanged in the Exchange Offer.

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price as of December 31, 2008 of $0.08, which would have been received by the option holders had the option holders exercised their options as of that date.

As of December 31, 2008, there was $4.3 million of unrecognized compensation costs, adjusted for estimated forfeitures related to unvested stock-based payments granted which are expected to be recognized over a weighted average period of 2 years.

In October 2008, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation that would effect a reverse stock split, pursuant to which the existing shares of Zhone’s common stock would be combined into new shares of common stock at an exchange ratio ranging from one-for-five to one-for-ten, with the exchange ratio to be determined by Zhone. In addition, the Company’s stockholders approved amendments to certain of its equity incentive compensation plans to permit the repricing of stock options and to increase the number of shares reserved for issuance under the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan.

In November 2008, the Company completed an offer (the “Exchange Offer”) to exchange certain stock options issued to eligible employees, officers and directors of Zhone under Zhone’s equity incentive compensation plans. Stock options previously granted that had an exercise price per share of equal to or greater than $0.35 per share were eligible to be exchanged on a one-for-one basis for new stock options with an exercise price equal to the last reported sale price of Zhone common stock on The Nasdaq Global Market on the date of grant. Options for an aggregate of 14.5 million shares of common stock were exchanged. The new stock options issued pursuant to the Exchange Offer have an exercise price of $0.10, will vest over a four-year period with no credit for past vesting and have a seven-year term. The Exchange Offer will result in incremental stock-based compensation of approximately $0.7 million to be recognized over the four-year vesting period. The remaining unrecognized compensation expense of the original grant will be amortized over the original requisite service period.

Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (“ESPP”) allows eligible employee participants to purchase shares of the Company’s common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of each offering period. Participation is limited to 10% of an employee’s eligible compensation, not to exceed amounts allowed by the Internal Revenue Code. During the second quarter of 2006, the number of available shares under the ESPP was increased by 2.0 million. At September 1, 2005, the Company changed from a six month offering period to a three month offering period under the ESPP. The following table summarizes shares purchased, weighted average purchase price, cash received and the aggregate intrinsic value for ESPP purchases during the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share data):

	Year ended December 31,
	2008	2007	2006
Shares purchased	557	641	581
Weighted average purchase price	$0.52	$1.02	$1.49
Cash received	$288	$653	$867
Aggregate intrinsic value	$50	$182	$351

The assumptions used to value stock purchases under the Company’s ESPP for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year ended December 31,
	2008	2007	2006
Expected term	3 months	3 months	3 months
Volatility	68%	60%	57%
Risk free interest rate	2.0%	4.7%	4.7%
Weighted average fair value per share	$0.24	$0.35	$0.54

(8) Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year ended December 31,
	2008	2007	2006
Numerator:
Net loss	$(92,535)	$(12,102)	$(142,666)

Denominator:
Weighted average common stock outstanding	150,342	149,623	148,727

Basic and diluted net loss per share	$(0.62)	$(0.08)	$(0.96)

The following table sets forth potential common stock that is not included in the diluted net loss per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands, except exercise price per share data):

	2008	Weighted Average Exercise price
Warrants	1,389	$4.67
Outstanding stock options and unvested restricted shares	26,548	$2.29

	27,937

	2007	Weighted Average Exercise price
Warrants	2,185	$4.20
Outstanding stock options and unvested restricted shares	24,977	$4.21

	27,162

	2006	Weighted Average Exercise price
Warrants	2,716	$4.68
Convertible debentures	1,231	$6.02
Outstanding stock options	25,141	$4.56

	29,088

As of December 31, 2008 and 2007, there were zero shares of issued common stock subject to repurchase.

(9) Income Taxes

The following is a summary of the components of income tax expense applicable to net loss before income taxes (in thousands):

	Year ended December 31,
	2008	2007	2006
Current:
Federal	$—	$—	$—
State	104	150	117
Foreign	166	244	147

	270	394	264
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	$270	$394	$264

A reconciliation of the expected tax expense (benefit) to the actual tax expense is as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Expected tax benefit at statutory rate (35%)	$(32,292)	$(4,098)	$(49,841)
State taxes, net of Federal effect	68	98	76
Goodwill amortization and impairment	24,640	—	38,665
Foreign rate differential	(759)	(1,474)	5,833
Valuation allowance	7,764	4,886	3,834
Stock-based compensation	810	948	1,615
Other	39	34	82

	$270	$394	$264

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred assets:
Net operating loss, capital loss, and tax credit carryforwards	$493,534	$478,835
Fixed assets and intangible assets	50,687	59,542
Inventory and other reserves	12,056	14,321
Other	126	120

Gross deferred tax assets	556,403	552,818
Less valuation allowance	(556,403)	(552,818)

Total deferred tax assets	$—	$—

For the years ended December 31, 2008 and 2007, the net changes in the valuation allowance were an increase of $3.6 million and a decrease of $0.1 million, respectively. The Company recorded a full valuation allowance against the net deferred tax assets at December 31, 2008 and 2007 since it is more likely than not that the net deferred tax assets will not be realized due to the lack of previously paid taxes and anticipated taxable income. Approximately $359.0 million of the valuation allowance for deferred tax assets relates to various acquisitions.

As of December 31, 2008, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $1,275.3 million and $389.2 million, respectively, which are available to offset future taxable income, if any, in years through 2028. Approximately $3.1 million and $2.0 million net operating loss carryforwards for federal and California income tax purposes, respectively, are attributable to employee stock option deductions, the benefit from which will be allocated to paid-in-capital rather than current income when subsequently recognized. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change will be significantly reduced. The Company’s deferred tax asset and related valuation allowance would be reduced as a result. The Company has not yet performed a Section 382 study to determine the amount of reduction, if any.

As of December 31, 2008, the Company also had research credit carryforwards for federal and state income tax purposes of approximately $20.8 million and $7.7 million, respectively, which are available to reduce future income taxes, if any, in years through 2028 and over an indefinite period, respectively. Additionally, the Company had alternative minimum tax credit carryforwards for federal income tax purposes of approximately $0.1 million which are available to reduce future income taxes, if any, over an indefinite period. The Company also had enterprise zone credit carryforwards for state income tax purposes of approximately $0.2 million which are available to reduce future state income taxes, if any, over an indefinite period.

The Company may have unrecognized tax benefits included in its deferred tax assets which are subject to a full valuation allowance as of December 31, 2008 and 2007. However, the Company has not yet performed a study to determine the amount of such unrecognized tax benefits.

Interest and penalties, to the extent accrued on unrecognized tax benefits in the future, will be included in tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

• Federal	2005 – 2008
• California and Canada	2004 – 2008
• Brazil	2001 – 2008
• Germany and United Kingdom	2005 – 2008

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

(10) Related-Party Transactions

In the ordinary course of business, the Company’s executive officers and non-employee directors are reimbursed for travel related expenses when incurred for business purposes. The Company reimburses its Chairman, President and Chief Executive Officer, Morteza Ejabat, for the direct operating expenses incurred in the use of his private aircraft when used for business purposes. The amount reimbursed for these expenses was $0.5 million, $0.6 million and $0.7 million during the years ended December 31, 2008, 2007 and 2006, respectively.

(11) Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options.

Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and services fees, are as follows (in thousands):

Operating leases
Year ending December 31:
2009	4,773
2010	4,506
2011	4,478
2012	2,279
2013	—

Total minimum lease payments	$16,036

The total minimum lease payments shown above include projected payments and obligations for leases, some of which relate to excess facilities obtained through acquisitions. At December 31, 2008, the Company had estimated commitments of $15.2 million related to facilities assumed as a result of the Paradyne acquisition, of which $5.6 million was accrued for excess facilities in accrued liabilities as of December 31, 2008. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Rent expense under operating leases, excluding rent relating to excess facilities previously accrued, totaled $4.0 million, $4.9 million and $4.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Sublease rental income totaled $1.3 million, $1.5 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Other Commitments

The Company has agreements with various contract manufacturers which include inventory repurchase commitments for excess material based on the Company’s sales forecasts. The Company has recorded a liability for estimated charges of $0.04 million and $0.01 million related to these arrangements as of December 31, 2008 and 2007, respectively.

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

Performance Bonds

In the normal course of operations, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $0.8 million as of December 31, 2008.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

(12) Litigation

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

(13) Employee Benefit Plan

The Company maintains a 401(k) plan for its employees whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company may make discretionary contributions. The Company made no discretionary contributions to the plan during the three years ended December 31, 2008.

Through the acquisition of Paradyne in September 2005, the Company assumed the Paradyne Corporation Retirement Savings Plan 401K Plan. In December 2005, the plan was amended thereby freezing all future contributions and eliminating any Company contributions. In March 2006, the plan’s assets were merged into the Zhone Technologies, Inc. 401(k) Plan.

(14) Enterprise Wide Information

The Company designs, develops and markets communications products for network service providers. The Company derives substantially all of its revenues from the sales of the Zhone product family. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company has determined that it has operated within one discrete reportable business segment since inception. The following summarizes required disclosures about geographic concentrations and revenue by products and services (in thousands).

	Year ended December 31,
	2008	2007	2006
Revenue by Geography:
United States	$60,830	$79,453	$105,098
Canada	5,391	10,497	10,611

Total North America	66,221	89,950	115,709

Latin America	32,197	37,808	25,154
Europe, Middle East, Africa	43,820	42,208	45,441
Asia Pacific	3,922	5,482	8,040

Total International	79,939	85,498	78,635

	$146,160	$175,448	$194,344

	Year ended December 31,
	2008	2007	2006
Revenue by products and services:
Products	$141,916	$164,570	$181,988
Services	4,244	10,878	12,356

	$146,160	$175,448	$194,344

(15) Subsequent Event

On March 16, 2009, the Company entered into a secured revolving credit arrangement (“SVB Facility”) with Silicon Valley Bank (“SVB”) to provide liquidity and working capital through March 15, 2010. The SVB Facility replaced the existing SVB Facilities.

Under the SVB Facility, the Company has the option of borrowing funds at agreed upon interest rates as long as the aggregate amount outstanding does not exceed $20.0 million. The amount that the Company is able to borrow under the SVB Facility will vary based on the eligible accounts receivable, as defined in the agreement. Also, under the SVB Facility, the Company is able to utilize up to $7.0 million of the facility as security for letters of credit.

The amounts borrowed under the revolving credit facility will bear interest, payable monthly, at a floating rate that is SVB’s prime rate plus 2.5%. The minimum interest rate is 4.0%. The Company’s obligations under the SVB Facility are secured by substantially all of its personal property assets and those of its subsidiaries, including their intellectual property. The SVB Facility contains certain new financial covenants, and customary affirmative and negative covenants. If Zhone does not comply with the various covenants and other requirements under the SVB Facility, SVB is entitled, among other things, to require the immediate repayment of all outstanding amounts and to sell Zhone’s assets to satisfy the obligations under the SVB Facility.

(16) Quarterly Information (unaudited)

	Year ended December 31, 2008
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Net revenue	$43,033	$40,069	$32,020	$31,038
Gross profit	13,806	11,616	9,644	9,998
Gain on sale of intangible assets	(3,204)	(93)	—	(1,100)
Impairment of intangible assets and goodwill	—	70,401	—	—
Operating loss (a)	(888)	(80,091)	(6,153)	(4,294)
Net loss	(941)	(80,334)	(6,529)	(4,731)
Basic and diluted net loss per share	$(0.01)	$(0.53)	$(0.04)	$(0.03)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	150,072	150,260	150,443	150,595

	Year ended December 31, 2007
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Net revenue	$43,146	$44,085	$41,604	$46,613
Gross profit	15,539	14,976	12,471	16,092
Gain on sale of intangible assets	—	—	(5,000)	—
Operating loss (b)	(4,569)	(4,403)	(1,389)	(984)
Net loss	(4,786)	(4,554)	(1,530)	(1,232)
Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.01)	$(0.01)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	149,338	149,533	149,715	149,907

(a)

Operating loss included a $1.1 million gain on sale of patents during the fourth quarter ended December 31, 2008, a $3.2 million and $0.1 million gain on sale of intangible assets related to the GigaMux legacy product line during the first and second quarters ended March 31, 2008 and June 30, 2008, respectively, and $70.4 million of goodwill impairment during the second quarter ended June 30, 2008.

(b)	Operating loss included a $5.0 million gain on sale of patents during the third quarter ended September 30, 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, the end of our fiscal year. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control-Integrated Framework.” Based on our assessment of internal control over financial reporting, management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting. Such report appears at page 51.

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

On March 16, 2009, we entered into a secured revolving credit arrangement (“SVB Facility”) with Silicon Valley Bank (“SVB”) to provide liquidity and working capital. The SVB Facility replaced the existing SVB Facilities.

Under the SVB Facility, we have the option of borrowing funds at agreed upon interest rates as long as the aggregate amount outstanding does not exceed $20.0 million. The amount that we are able to borrow under the SVB Facility will vary based on the eligible accounts receivable, as defined in the agreement. Also, under the SVB Facility, we are able to utilize up to $7.0 million of the facility as security for letters of credit.

The amounts borrowed under the revolving credit facility will bear interest, payable monthly, at a floating rate that is SVB’s prime rate plus 2.5%. The minimum interest rate is 4.0%. Our obligations under the SVB Facility are secured by substantially all of our personal property assets and those of our subsidiaries, including our intellectual property. The SVB Facility contains certain new financial covenants, and customary affirmative and negative covenants. If we do not comply with the various covenants and other requirements under the SVB Facility, SVB is entitled, among other things, to require the immediate repayment of all outstanding amounts and to sell our assets to satisfy the obligations under the SVB Facility.

The foregoing description of the SVB Facility does not purport to be complete and is qualified in its entirety by reference to the Second Amended and Restated Loan and Security Agreement and the Loan and Security Agreement (EXIM Facility) with SVB, which are filed as Exhibits 10.19 and 10.20 to this report and incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Corporate Governance Principles and Board Matters,” “Ownership of Securities” and “Proposal 1: Election of Directors” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

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

The information required by this item is included under the captions “Executive Compensation” and “Compensation Committee Report” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans is included under the captions “Ownership of Securities” and “Executive Compensation” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The Index to Consolidated Financial Statements on page 49 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Exhibits

The Exhibit Index on page 87 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: March 16, 2009	By:	/S/ MORTEZA EJABAT
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

Signature	Title	Date

/S/ MORTEZA EJABAT	Chairman of the Board of Directors,	March 16, 2009
Morteza Ejabat	President, and Chief Executive Officer (Principal Executive Officer)

/S/ KIRK MISAKA	Chief Financial Officer,	March 16, 2009
Kirk Misaka	Treasurer and Secretary (Principal Financial and Accounting Officer)

/S/ MICHAEL CONNORS	Director	March 16, 2009
Michael Connors

/S/ ROBERT DAHL	Director	March 16, 2009
Robert Dahl

/S/ JAMES H. GREENE, JR.	Director	March 16, 2009
James H. Greene, Jr.

/S/ C. RICHARD KRAMLICH	Director	March 16, 2009
C. Richard Kramlich

/S/ STEVEN LEVY	Director	March 16, 2009
Steven Levy

/S/ JAMES TIMMINS	Director	March 16, 2009
James Timmins

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation dated February 16, 2005	10-K	000-32743	3.1	March 16, 2005

3.2	Amended and Restated Bylaws	10-K	000-32743	3.2	March 16, 2005

4.1	Form of Second Restated Rights Agreement dated November 13, 2003	10-Q	000-32743	4.1	May 14, 2004

10.1	Zhone Technologies, Inc. 1999 Stock Option Plan	10	000-50263	10.2	April 30, 2003

10.2	Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.1	May 17, 2007

10.3	Form of Stock Option Agreement for the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.1	September 1, 2006

10.4	Zhone Technologies, Inc. Amended and Restated Special 2001 Stock Incentive Plan	10-Q	000-32743	10.28	August 15, 2002

10.5	Form of Restricted Stock Award Agreement for the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.2	May 17, 2007

10.6	Zhone Technologies, Inc. 2002 Employee Stock Purchase Plan	8-K	000-32743	10.1	May 17, 2006

10.7	Incentive Awards Program Summary	8-K	000-32743	10.2	March 15, 2006

10.8	Form of Indemnity Agreement between Zhone Technologies, Inc. and its directors and officers	10-Q	000-32743	10.20	May 14, 2004

10.9	Letter Agreement dated November 13, 2003 between Zhone Technologies, Inc. and KKR–ZT, L.L.C.	Schedule 13D	005-61973	4	November 24, 2003

10.10	Letter Agreement dated May 24, 2006 between Zhone Technologies, Inc. and KKR–ZT, L.L.C.	10-K	000-32743	10.10	March 8, 2007

10.11	Letter Agreement dated November 13, 2003 between Zhone Technologies, Inc. and New Enterprise Associates VIII, Limited Partnership	Schedule 13D	005-61973	5	November 24, 2003

10.12	Letter Agreement dated November 13, 2003 between Zhone Technologies, Inc. and TPG Zhone, L.L.C.	Schedule 13D	005-61973	2	November 25, 2003

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date

10.13	Loan and Security Agreement dated March 30, 2001 between Zhone Technologies, Inc. and Fremont Investment and Loan	10	000-50263	10.21	April 30, 2003

10.14	Pledge and Assignment of Cash Collateral Account dated March 30, 2001 between Zhone Technologies, Inc. and Fremont Investment and Loan	10	000-50263	10.22	April 30, 2003

10.15	Secured Promissory Note dated March 30, 2001 between Zhone Technologies, Inc. and Fremont Investment and Loan	10	000-50263	10.23	April 30, 2003

10.16	Second Amendment to Deed of Trust and Other Loan Documents dated December 27, 2005 between Zhone Technologies, Inc., Zhone Technologies Campus, LLC, and Fremont Investment & Loan	8-K	000-32743	10.1	December 27, 2005

10.17	Purchase and Sale Agreement with Repurchase Options dated January 20, 2000 between Zhone Technologies, Inc. and the Redevelopment Agency of the City of Oakland	10	000-50263	10.28	April 30, 2003

10.18	Amended and Restated Employment Agreement dated November 8, 2007 by and between Zhone Technologies, Inc. and Morteza Ejabat	10-K	000-32743	10.27	March 6, 2008

10.19	Second Amended and Restated Loan and Security Agreement with an effective date of March 16, 2009 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date

10.20	Loan and Security Agreement (EXIM Facility) with an effective date of March 16, 2009 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank					X

21.1	List of Subsidiaries	10-K	000-32743	21.1	March 6, 2008

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)					X

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer					X