Form 10-Q
period 2009-03-31
ZHONE TECHNOLOGIES INC
filed 2009-05-08
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2009, there were approximately 150,805,268 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,889	$33,251
Short-term investments	1,990	2,992
Accounts receivable, net of allowances for sales returns and doubtful accounts of $5,115 as of March 31, 2009 and $5,155 as of December 31, 2008	18,628	23,665
Inventories	39,834	40,706
Prepaid expenses and other current assets	2,172	2,654

Total current assets	89,513	103,268
Property and equipment, net	19,787	20,003
Restricted cash	123	123
Other assets	54	55

Total assets	$109,477	$123,449

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,995	$12,719
Line of credit	10,000	15,000
Current portion of long-term debt	394	380
Accrued and other liabilities	12,735	13,162

Total current liabilities	34,124	41,261
Long-term debt, less current portion	18,595	18,698
Other long-term liabilities	3,824	4,193

Total liabilities	56,543	64,152

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 900,000 shares; issued and outstanding 150,789 and 150,683 shares as of March 31, 2009 and December 31, 2008, respectively	151	151
Additional paid-in capital	1,065,021	1,064,493
Other comprehensive income	262	250
Accumulated deficit	(1,012,500)	(1,005,597)

Total stockholders’ equity	52,934	59,297

Total liabilities and stockholders’ equity	$109,477	$123,449

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Net revenue	$24,103	$43,033
Cost of revenue	16,290	29,227

Gross profit	7,813	13,806

Operating expenses:
Research and product development	5,796	7,144
Sales and marketing	6,035	7,742
General and administrative	2,578	3,467
Gain on sale of fixed assets	—	(455)
Gain on sale of intangible assets	—	(3,204)

Total operating expenses	14,409	14,694

Operating loss	(6,596)	(888)
Interest expense	(347)	(452)
Interest income	27	316
Other income	27	116

Loss before income taxes	(6,889)	(908)
Income tax provision	14	33

Net loss	$(6,903)	$(941)

Basic and diluted net loss per share	$(0.05)	$(0.01)
Weighted average shares outstanding used to compute basic and diluted net loss per share	150,719	150,072

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,903)	$(941)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	492	556
Stock-based compensation	520	636
Accretion of investments	10	(110)
Provision for sales returns and doubtful accounts	307	698
Gain on sale of fixed assets	—	(455)
Gain on sale of intangible assets	—	(3,204)
Changes in operating assets and liabilities:
Accounts receivable	4,730	454
Inventories	872	7,582
Prepaid expenses and other current assets	482	1,179
Other assets	1	7
Accounts payable	(1,724)	(2,541)
Accrued and other liabilities	(796)	(152)

Net cash provided by (used in) operating activities	(2,009)	3,709

Cash flows from investing activities:
Purchases of property and equipment	(276)	(327)
Purchases of short-term investments	(308)	(5,342)
Proceeds from sale and maturities of short-term investments	1,296	9,716
Proceeds from sale of assets	—	500
Proceeds from sale of intangible assets	—	3,204
Change in restricted cash	—	65

Net cash provided by investing activities	712	7,816

Cash flows from financing activities:
Proceeds from issuance of common stock	8	122
Repayment of debt	(5,089)	(73)

Net cash provided by (used in) financing activities	(5,081)	49

Effect of exchange rate changes on cash	16	(181)

Net increase (decrease) in cash and cash equivalents	(6,362)	11,393
Cash and cash equivalents at beginning of period	33,251	37,804

Cash and cash equivalents at end of period	$26,889	$49,197

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

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

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.

(c)	Risks and Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s continued losses reduced cash, cash equivalents and short-term investments in 2008 and the three months ended March 31, 2009. As of March 31, 2009, the Company had approximately $28.9 million in cash, cash equivalents and short-term investments and $10.0 million outstanding under its bank lending facility. Continued uncertainty in the credit markets may negatively impact the Company’s ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. In order to meet liquidity needs and finance capital expenditures and working capital, the Company may be required to sell assets, or to borrow on potentially unfavorable terms. The Company may be unable to sell assets or access additional indebtedness to meet these needs. As a result, the Company may become unable to pay its ordinary expenses, including its debt service, on a timely basis. The Company’s current lack of liquidity could harm it by:

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

During 2008 and the three months ended March 31,2009, the Company implemented several activities intended to reduce costs, improve operating efficiencies and change its operations to more closely align them with its key strategic focus, including the sale of legacy product lines and headcount reductions.

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

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended March 31, 2009, no customer represented 10% or more of net revenue and one customer accounted for 14% of net revenue for the three months ended March 31, 2008. As of March 31, 2009, one customer accounted for 16% of accounts receivable, and as of December 31, 2008, two customers accounted for 13% and 10% of accounts receivable. As of March 31, 2009 and December 31, 2008, receivables from customers in territories outside of the United States of America represented 58% and 69%, respectively, of accounts receivable.

(f)	Presentation of Transactional-based Taxes

In accordance with the provisions of Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), the Company nets sales taxes against revenue.

(g)	Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides operational guidance for determining other-than-temporary impairments for debt securities. FSP No. 115-2 and 124-2 are effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the third quarter of 2009. Although the Company will continue to evaluate the application of FSP No. 115-2 and 124-2, management does not currently believe adoption of this accounting pronouncement will have a material impact on its consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FASB Staff Position amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require certain disclosures in summarized financial information at interim reporting periods. This standard will be effective for the second quarter ended June 30, 2009. The Company is in the process of determining the effects of the adoption of this standard on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. This standard will be effective for the Company for the second quarter ended June 30, 2009. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement), (APB 14-1), which requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. This statement is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods. The adoption of APB 14-1, did not impact the Company’s consolidated financial statements for the three months ended March 31, 2009.

(2)	Fair Value Measurement

The Company adopted SFAS 157 for financial assets and liabilities during the first fiscal quarter of 2008. SFAS 157 requires enhanced disclosures about assets and liabilities measured at fair value.

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

The following table represents the Company’s financial assets and liabilities at fair value on a recurring basis as of March 31, 2009 and the basis for that measurement:

	Fair Value Measurements at Reporting Date Using (In Thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds and overnight deposits (1)	$3,661	$3,661	$—	$—
Fixed income available-for-sale securities (2)	1,990	—	1,990	—

Total	$5,651	$3,661	$1,990	$—

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

(2)	Included in short-term investments on the Company’s condensed consolidated balance sheet.

Effective January 1, 2009, the Company adopted SFAS 157 for all non-financial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of SFAS 157 for non-financial assets and liabilities did not materially impact the Company’s consolidated financial statements for the three months ended March 31, 2009 and the Company does not expect the adoption to have a material impact on the amounts reported in its consolidated financial statements in future periods.

(3)	Operating Lease Liabilities

As a result of the acquisition of Paradyne Networks, Inc. (“Paradyne”) in September 2005, the Company assumed a lease commitment for facilities in Largo, Florida. In accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), the Company accrued a liability for the excess portion of these facilities. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $14.1 million as of March 31, 2009, of which $5.2 million was accrued for excess facilities, net of estimated sublease income. The computation of the estimated liability includes a number of assumptions and subjective variables. These variables include the level and timing of future sublease income, amount of contractual variable costs, future market rental rates, discount rate, and other estimated expenses. If circumstances change, and the Company employs different assumptions in future periods, the lease liability may differ significantly from what the Company has recorded in the current period and could materially affect its net loss and net loss per share. During the second quarter of 2008, the Company significantly reduced its assumptions regarding estimated future sublease income primarily as a result of the deteriorating real estate market. Accordingly, during the second quarter of 2008 and the first quarter of 2009, the Company increased its excess lease liability balance by $3.3 million and $0.1 million, respectively, with a corresponding charge to general and administrative expenses. A summary of current period activity related to excess lease liabilities accrued is as follows (in thousands):

Balance at December 31, 2008	$5,597
Cash payments, net	(440)
Lease adjustment	54

Balance at March 31, 2009	$5,211

A summary of the assumed lease liabilities related to excess facilities at their net present value as of March 31, 2009 is as follows (in thousands):

Future lease payments	$7,668
Less: contractual sublease income	(1,933)
Less: estimated sublease income	(549)
Other sublease expenses	25

Balance at March 31, 2009	$5,211

The current portion of the excess lease liability as of March 31, 2009 of $1.7 million is classified in “Accrued and other liabilities” and the long-term portion of $3.5 million is classified in “Other long-term liabilities” in the accompanying condensed consolidated balance sheet.

(4)	Inventories

Inventories as of March 31, 2009 and December 31, 2008 were as follows (in thousands):

	March 31, 2009	December 31, 2008
Inventories:
Raw materials	$25,899	$26,720
Work in process	4,299	5,160
Finished goods	9,636	8,826

	$39,834	$40,706

Sale of Legacy Inventory and Other Assets

In January 2008, the Company sold its GigaMux legacy product line to a third party. The sale of the GigaMux legacy product line was not treated as a discontinued operation since it did not represent a component of the Company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. The Company allocated the proceeds received to receivables, inventory, fixed assets and intangible assets based on the relative fair value of the assets sold. The Company recognized a gain of $1.3 million on the sale of the inventory related to this product line in the first quarter of 2008 that was recorded in cost of revenue. The Company also recognized a gain of $0.5 million and $3.2 million on the sale of fixed assets and intangible assets, respectively, in the first quarter of 2008 that was recorded as a component of operating expenses. The Company is entitled to additional contingent consideration for the sale of the GigaMux legacy product line upon the buyer’s usage of inventory and/or attainment of certain performance targets through December 2010. Additional contingent consideration, if any, will be recorded upon receipt of cash as an additional gain in cost of revenue. During 2008, the Company received contingent consideration of $1.1 million related to the buyer’s usage of inventory related to the GigaMux legacy product line. In the first quarter of 2009, no contingent consideration was received.

In December 2007, the Company sold inventory and certain assets related to its Access Node legacy product line to a third party. The sale of the Access Node product line was not treated as a discontinued operation since it did not represent a component of the Company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon sale of the Access Node inventory, the Company recognized a gain of $1.7 million in 2007 that was recorded in cost of revenue. In 2008, the Company recognized an additional gain of $0.2 million that was recorded in cost of revenue. For the three months ended March 31, 2009, the Company recognized an additional gain of $0.1 million that was recorded in cost of revenue. The Company will continue to record additional gains in the future contingent upon attainment of certain earnout provisions.

(5)	Property and Equipment, net

Property and equipment, net, as of March 31, 2009 and December 31, 2008 were as follows (in thousands):

	March 31, 2009	December 31, 2008
Property and equipment:
Land	$4,821	$4,821
Buildings	14,007	14,007
Machinery and equipment	8,857	8,682
Computers and acquired software	3,659	3,536
Furniture and fixtures	492	513
Leasehold improvements	375	381

	32,211	31,940
Less accumulated depreciation and amortization	(12,424)	(11,937)

	$19,787	$20,003

Depreciation and amortization expense associated with property and equipment amounted to $0.5 million and $0.6 million for the three months ended March 31, 2009 and December 31, 2008, respectively.

(6)	Stock-Based Compensation

As of March 31, 2009, the Company had two types of stock-based compensation plans: a stock option plan and an employee stock purchase plan. The compensation cost that has been charged as an expense in the statement of operations for those plans was $0.5 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Stock-based compensation	$510	$586
Compensation expense relating to non-employees	6	4
Compensation expense relating to Employee Stock Purchase Plan	4	46

Stock-based compensation expense	$520	$636

Stock Options

The stock-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company has two active stock option plans: the Amended and Restated Special 2001 Stock Incentive Plan and the Amended and Restated 2001 Stock Incentive Plan. Stock options are primarily issued from the Amended and Restated 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company. As of March 31, 2009, 8.8 million shares were available for grant under these plans.

The assumptions used to value option grants for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Expected term	4.7 years	4.7 years
Volatility	84%	60%
Risk free interest rate	1.8%	3.4%

The following table sets forth the summary of option activity under the stock option plans for the three months ended March 31, 2009 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	26,500	$2.29	5.00	$—
Granted	25	$0.13
Canceled/Forfeited	(495)	$0.36
Exercised	—	—

Outstanding as of March 31, 2009	26,030	$2.33	4.77	$1,289

Vested and expected to vest at March 31, 2009	24,528	$2.59	4.49	$—

Vested and exercisable at March 31, 2009	10,450	$5.60	2.08	$108

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.19 as of March 31, 2009, which would have been received from the option holders had all option holders exercised their options as of that date.

The weighted average grant date fair value of options granted during the three months ended March 31, 2009 and 2008 was $0.08 and $0.56, respectively. The intrinsic value of options exercised during the period and the proceeds received were insignificant for the three months ended March 31, 2009 and 2008.

As of March 31, 2009, there was $3.8 million of unrecognized compensation costs, adjusted for estimated forfeitures related to unvested stock-based payments granted, which are expected to be recognized over a weighted average period of 1.8 years.

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

(7)	Net Loss Per Share

The following table sets forth potentially dilutive securities that have been excluded from the diluted net loss per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31, 2009	Weighted Average Exercise Price
Warrants	36	$23.31
Outstanding stock options and unvested restricted shares	26,112	$2.36

	26,148

	Three Months Ended March 31, 2008	Weighted Average Exercise Price
Warrants	2,185	$4.20
Outstanding stock options	24,586	$4.23

	26,771

(8)	Comprehensive Loss

The components of comprehensive loss, net of tax, for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(6,903)	$(941)
Other comprehensive loss:
Change in unrealized gain/loss on investments	(4)	(1)
Foreign currency translation adjustments	16	(181)

Total comprehensive loss	$(6,891)	$(1,123)

(9)	Commitments and Contingencies

Long-Term Debt

Long-term debt consisted of the following as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Secured real estate loan due April 2011	$18,989	$19,078
Less current portion of long-term debt	(394)	(380)

	$18,595	$18,698

Aggregate debt maturities as of March 31, 2009 were $0.3 million for the remainder of 2009, $0.4 million in 2010, and $18.3 million in 2011. In addition, the Company had $10.0 million and $15.0 million outstanding under its line of credit agreement at March 31, 2009 and December 31, 2008, respectively.

Secured Real Estate Loan

In December 2005, the Company entered into an amendment to an existing loan with a financial institution relating to the financing of its Oakland, California campus (the “Amended Loan”). As of March 31, 2009, the Company had $19.0 million of debt outstanding under this secured real estate loan facility which matures in April 2011. The interest rate on this debt was 6.9% as of March 31, 2009. The Company’s obligations under the Amended Loan remain secured by a security interest in the Company’s campus. As of March 31, 2009 and December 31, 2008, the debt was collateralized by land and buildings with a net book value of $15.9 million and $16.1 million, respectively.

Credit Facility

In March 2009, the Company entered into a secured revolving credit arrangement (“SVB Facility”) with Silicon Valley Bank (“SVB”) to provide liquidity and working capital through March 15, 2010. The SVB facility replaced the prior SVB facilities.

Under the SVB Facility, the Company has the option of borrowing funds at agreed upon interest rates as long as the aggregate amount outstanding does not exceed $20.0 million. The amount that the Company is able to borrow under the SVB Facility will vary based on the eligible accounts receivable, as defined in the agreement. In addition, under the SVB Facility, the Company is able to utilize up to $7.0 million of the facility as security for letters of credit.

Under the SVB Facility, $10.0 million was outstanding at March 31, 2009. An additional $4.6 million was committed as security for various letters of credit as of March 31, 2009. The amounts borrowed under the SVB Facility bear interest, payable monthly, at a floating rate that is SVB’s prime rate plus 2.5%. The minimum interest rate is 6.5%. The interest rate was 6.5% at March 31, 2009.

The Company’s obligations under the SVB Facility are secured by substantially all of its personal property assets and those of its subsidiaries, including their intellectual property. The SVB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company does not comply with the various covenants and other requirements under the SVB Facility, SVB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the SVB Facility. As of March 31, 2009, the Company was in compliance with these covenants.

Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2009 (remainder of the year)	$3,693
2010	4,541
2011	4,478
2012	2,278
2013	—

Total minimum lease payments	$14,990

The total minimum lease payments shown above include projected payments and obligations for leases that the Company is no longer utilizing, some of which relate to excess facilities obtained through acquisitions. At March 31, 2009, the Company had estimated commitments of $14.1 million related to facilities assumed as a result of the Paradyne acquisition, of which $5.2 million was accrued for excess facilities in accrued liabilities as of March 31, 2009. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates.

Warranties

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Beginning balance	$1,979	$2,487
Charged to cost of revenue	212	495
Claims and settlements	(465)	(780)

Ending balance	$1,726	$2,202

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

In March 2009, counsel for the plaintiffs, for the Issuer Defendants and for the insurance companies that provided directors’ and officers’ insurance to the Issuer Defendants restructured the Issuer Settlement and submitted the restructured Issuer Settlement to The District Court for approval. There can be no assurance that the restructured Issuer Settlement will meet the conditions for final approval by the District Court.

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

The Company designs, develops and manufactures communications products for network service providers. The Company derives substantially all of its revenues from the sales of the Zhone product family. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company has determined that it has operated within one discrete reportable business segment since inception. The following summarizes required disclosures about geographic concentrations.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Revenue by Geography:
United States	$12,953	$16,366
Canada	1,783	1,071

Total North America	14,736	17,437

Latin America	3,353	10,242
Europe, Middle East, Africa	5,426	13,857
Asia Pacific	588	1,497

Total International	9,367	25,596

	$24,103	$43,033

(11)	Income Taxes

In accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), the total amount of unrecognized tax benefits, including interest and penalties, at March 31, 2009 is not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits at the date of adoption or at the quarter ended March 31, 2009. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

Interest and penalties, to the extent accrued on unrecognized tax benefits in the future, are included in income tax expense.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

• Federal	2005 –2008
• California and Canada	2004 –2008
• Brazil	2001 –2008
• Germany and United Kingdom	2005 –2008

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

Forward-Looking Statements

This report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future growth and revenues from our Single Line Multi-Service, or SLMS, products; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, the ability to generate sufficient revenue to achieve or sustain profitability, the ability to raise additional capital to fund existing and future operations, defects or other performance problems in our products, the economic slowdown in the telecommunications industry that has restricted the ability of our customers to purchase our products, commercial acceptance of our SLMS products, intense competition in the communications equipment market from large equipment companies as well as private companies with products that address the same networks needs as our products, higher than anticipated expenses that we may incur, and other factors identified elsewhere in this report and in our most recent reports on Forms 10-K, 10-Q and 8-K. We undertake no obligation to revise or update any forward-looking statements for any reason.

OVERVIEW

We believe that we are the first company dedicated solely to developing the full spectrum of next-generation access network solutions to cost-effectively deliver high bandwidth services while simultaneously preserving the investment in today’s networks. Our next-generation solutions are based upon our SLMS architecture. From its inception, this SLMS architecture was specifically designed for the delivery of multiple classes of subscriber services (such as voice, data and video distribution), rather than being based on a particular protocol or media. In other words, our SLMS products are built to support the migration from legacy circuit to packet technologies and from copper to fiber technologies. This flexibility and versatility allows our products to adapt to future technologies while allowing service providers to focus on the delivery of additional high bandwidth services. Because this SLMS architecture is designed to interoperate with existing legacy equipment, service providers can leverage their existing networks to deliver a combination of voice, data and video services today, while they migrate, either simultaneously or at a future date, from legacy equipment to next-generation equipment with minimal interruption. We believe that our SLMS solution provides an evolutionary path for service providers from their existing infrastructures, as well as gives newer service providers the capability to deploy cost-effective, multi-service networks that can support voice, data and video.

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

Since inception, we have incurred significant operating losses and had an accumulated deficit of $1,012.5 million as of March 31, 2009.

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

Sale of Legacy Inventory and Other Assets

In January 2008, we sold our GigaMux legacy product line to a third party. The sale of the GigaMux legacy product line was not treated as a discontinued operation since it did not represent a component of the company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. We allocated the proceeds received to receivables, inventory, fixed assets and intangible assets based on the relative fair value of the assets sold. We recognized a gain of $1.3 million on the sale of the inventory related to this product line in the first quarter of 2008 that was recorded in cost of revenue. We also recognized a gain of $0.5 million and $3.2 million on the sale of fixed assets and intangible assets, respectively, in the first quarter of 2008 that was recorded as a component of operating expenses. We are entitled to additional contingent consideration for the sale of the GigaMux legacy product line upon the buyer’s usage of inventory and/or attainment of certain performance targets through December 2010. Additional contingent consideration, if any, will be recorded upon receipt of cash as an additional gain in cost of revenue. During 2008, we received contingent consideration of $1.1 million related to the buyer’s usage of inventory related to the GigaMux legacy product line. In the first quarter of 2009, no contingent consideration was received.

In December 2007, we sold inventory and certain assets related to our Access Node legacy product line to a third party. The sale of the Access Node product line was not treated as a discontinued operation since it did not represent a component of our company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon sale of the Access Node inventory, we recognized a gain of $1.7 million in 2007 that was recorded in cost of revenue. In 2008, we recognized an additional gain of $0.2 million that was recorded in cost of revenue. For the three months ended March 31, 2009, we recognized an additional gain of $0.1 million that was recorded in cost of revenue. We will continue to record additional gains in the future contingent upon attainment of certain earnout provisions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The policies discussed below are considered by management to be critical because changes in such estimates can materially affect the amount of our reported net income or loss. For all of these policies, management cautions that actual results may differ materially from these estimates under different assumptions or conditions.

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

In June 2008, we determined that indicators of impairment existed as a result of a significant decline in our market capitalization in the three months ended June 30, 2008 as well as subsequent to period end, which resulted in a goodwill impairment loss of $70.4 million. At March 31, 2009 and December 31, 2008, we had no remaining goodwill.

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

Fair value stock-based compensation expense under SFAS 123R (revised 2004), Share-Based Payment (SFAS 123R), for the quarter ended March 31, 2009 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the provisions of SFAS 123R, we changed our method of attributing the value of stock-based compensation to expense from the accelerated method to the straight line method. Compensation expense for all employee share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated method while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight line method.

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

Operating Lease Liabilities

As a result of our acquisition of Paradyne in September 2005, we assumed certain lease liabilities for facilities in Largo, Florida. In accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), we accrued a liability for the excess portion of these facilities. The computation of the estimated liability includes a number of assumptions and subjective variables. These variables include the level and timing of future sublease income, amount of contractual variable costs, future market rental rates, discount rate, and other estimated expenses. If circumstances change, and we employ different assumptions in future periods, the lease liability may differ significantly from what we have recorded in the current period and could materially affect our net loss and net loss per share. During the second quarter of 2008 and the first quarter of 2009, we increased the excess lease liability balance by $3.3 million and $0.1 million, respectively, with a corresponding charge to general and administrative expenses.

RESULTS OF OPERATIONS

We list in the table below the historical condensed consolidated statement of operations data as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	2009	2008
Net revenue	100%	100%
Cost of revenue	68%	68%

Gross profit	32%	32%

Operating expenses:
Research and product development	24%	17%
Sales and marketing	25%	18%
General and administrative	11%	8%
Gain on sale of fixed assets	0%	(1)%
Gain on sale of intangible assets	0%	(8)%

Total operating expenses	60%	34%

Operating loss	(28)%	(2)%
Interest expense	(1)%	(1)%
Interest income	0%	1%
Other income	0%	0%

Loss before income taxes	(29)%	(2)%
Income tax provision	0%	0%

Net loss	(29)%	(2)%

Revenue

Information about our revenue for products and services for the three months ended March 31, 2009 and 2008 is summarized below (in millions):

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)	% change
Products	$22.5	$42.3	$(19.8)	(47)%
Services	1.6	0.7	0.9	129%

Total	$24.1	$43.0	$(18.9)	(44)%

Information about our revenue for North America and International markets for the three months ended March 31, 2009 and 2008 is summarized below (in millions):

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)	% change
Revenue by geography:
United States	$12.9	$16.3	$(3.4)	(21)%
Canada	1.8	1.1	0.7	64%

Total North America	14.7	17.4	(2.7)	(16)%

Latin America	3.4	10.2	(6.8)	(67)%
Europe, Middle East, Africa	5.4	13.9	(8.5)	(61)%
Asia Pacific	0.6	1.5	(0.9)	(60)%

Total International	9.4	25.6	(16.2)	(63)%

Total	$24.1	$43.0	$(18.9)	(44)%

Total revenue decreased 44% or $18.9 million to $24.1 million for the three months ended March 31, 2009 compared to $43.0 million for the same period last year.

For the three months ended March 31, 2009, product revenue decreased 47% or $19.8 million to $22.5 million, compared to $42.3 million for the same period last year. The decreases in total revenue and product revenue were primarily due to the global economic recession and credit contraction which caused many of our customers to defer or reduce their network expansion. For the three months ended March 31, 2009, service revenue increased by 129% or $0.9 million to $1.6 million, compared to $0.7 million for the same period last year. The increase in service revenue was primarily due to increased maintenance revenue during the current year period. Service revenue represents revenue from maintenance and other services associated with product shipments.

International revenue decreased 63% or $16.2 million to $9.4 million for the three months ended March 31, 2009, compared to $25.6 million for the same period last year, and represented 39% of total revenue compared with 59% for the same period last year.

For the three months ended March 31, 2009 and 2008, no customer represented 10% or more of total revenue. However, we anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, decreased 44% or $12.9 million to $16.3 million for the three months ended March 31, 2009 compared to $29.2 million for the three months ended March 31, 2008. The decrease in cost of revenue was primarily due to an overall decline in revenue and product mix. Total cost of revenue as a percentage of total revenue remained flat at 68% of revenue for the three months ended March 31, 2009 and 2008. During the first quarter of 2009, a $0.1 million gain related to the sale of the Access Node product line was recorded in cost of revenue compared to a $1.3 million gain related to the sale of the GigaMux product line for the three months ended March 31, 2008. The decrease in the gain recognized was offset by higher standard margins realized in the first quarter of 2009 mainly due to headcount reductions and product mix.

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

Research and Product Development Expenses

Research and product development expenses decreased 19% or $1.3 million to $5.8 million for the three months ended March 31, 2009 compared to $7.1 million for the three months ended March 31, 2008. The decrease was primarily due to restructuring efforts to streamline processes, which reduced personnel-related costs by $0.8 million and prototype costs by $0.5 million. We intend to continue to invest in research and product development to attain our strategic product development objectives, while seeking to manage the associated costs through expense controls.

Sales and Marketing Expenses

Sales and marketing expenses decreased 22% or $1.7 million to $6.0 million for the three months ended March 31, 2009 compared to $7.7 million for the three months ended March 31, 2008. The decrease was primarily attributable to reduced personnel-related costs of $1.7 million from lower headcount as we realigned our resources to focus on emerging markets, lower travel expenses of $0.4 million, and reduced demonstration and trade show expenses of $0.2 million. This was offset by the closure of our Italy office in the first quarter of 2009 which resulted in severance costs of $0.6 million and exit costs of $0.3 million.

General and Administrative Expenses

General and administrative expenses decreased 26% or $0.9 million to $2.6 million for the three months ended March 31, 2009 compared to $3.5 million for the three months ended March 31, 2008. The decrease was primarily due to lower personnel-related costs of $0.2 million, and lower bank fees of $0.2 million.

Gain on sale of fixed assets

Gain on sale of fixed assets was $0.5 million for the three months ended March 31, 2008. The gain for the three months ended March 31, 2008 was attributable to the sale of fixed assets associated with our sale of the GigaMux legacy product line in January 2008. No gain on sale of fixed assets was recognized for the three months ended March 31, 2009.

Gain on sale of intangible assets

Gain on sale of intangible assets was $3.2 million for the three months ended March 31, 2008. The gain for the three months ended March 31, 2008 was attributable to the sale of intangible assets associated with our sale of the GigaMux legacy product line in January 2008. No gain on sale of intangible assets was recognized for the three months ended March 31, 2009.

Income Tax Provision

During the three months ended March 31, 2009 and March 31, 2008, no material provision or benefit for income taxes was recorded due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents and short-term investments, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At March 31, 2009, cash, cash equivalents and short-term investments were $28.9 million as compared with $36.2 million at December 31, 2008. This amount includes cash and cash equivalents of $26.9 million at March 31, 2009, as compared with $33.3 million at December 31, 2008. The decrease in cash and cash equivalents was primarily attributable to net cash used in operating and financing activities of $2.0 million and $5.1 million, respectively.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2009 consisted of a net loss of $6.9 million, adjusted for non-cash charges totaling $1.3 million and a decrease in operating assets totaling $3.6 million. The most significant components of the changes in net operating assets were a decrease in accounts receivable of $4.7 million and a decrease in inventories of $0.9 million, offset by a decrease in accounts payable of $1.7 million and other liabilities of $0.8 million. The decrease in accounts receivable was primarily a result of lower revenue due to the global credit contraction.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2009 consisted primarily of proceeds from the sale and maturity of short-term investments of $1.3 million, offset by purchases of short-term investments of $0.3 million and equipment purchases of $0.3 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2009 consisted primarily of repayment of debt of $5.1 million in connection with the replacement of our existing revolving line of credit and letter of credit facility with Silicon Valley Bank, or SVB, with a new revolving line of credit and letter of credit facility in March 2009.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents and short-term investments, which totaled $28.9 million at March 31, 2009, and our $20.0 million revolving line of credit and letter of credit facility with SVB. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. To date, we have experienced no loss of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

In March 2009, we entered into a secured revolving credit arrangement, or the SVB Facility, with SVB to provide liquidity and working capital through March 15, 2010. The SVB Facility replaced our prior SVB facilities.

Under the SVB Facility, we have the option of borrowing funds at agreed upon interest rates as long as the aggregate amount outstanding does not exceed $20.0 million. The amount that we are able to borrow under the SVB Facility will vary based on the eligible accounts receivable, as defined in the agreement. In addition, under the SVB Facility, we are able to utilize up to $7.0 million of the facility as security for letters of credit.

Under the SVB Facility, $10.0 million was outstanding at March 31, 2009, and an additional $4.6 million committed as security for various letters of credit as of March 31, 2009. The amounts borrowed under the SVB Facility bear interest, payable monthly, at a floating rate that is SVB’s prime rate plus 2.5%. The minimum interest rate is 6.5%. The interest rate was 6.5% at March 31, 2009.

Our obligations under the SVB Facility are secured by substantially all of our personal property assets and those of our subsidiaries, including our intellectual property. The SVB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we do not comply with the various covenants and other requirements under the SVB Facility, SVB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the SVB Facility. As of March 31, 2009, we were in compliance with these covenants.

Future Requirements and Funding Sources

Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. As a result of the Paradyne acquisition in 2005, we assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $14.1 million as of March 31, 2009. We intend to continue to occupy only a portion of these facilities and are evaluating our options to exit the excess portion of the lease. We have recorded a liability of $5.2 million as of March 31, 2009, which we believe is adequate to cover costs incurred to exit the excess portion of these facilities, net of estimated sublease income.

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

Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of March 31, 2009, one customer accounted for 16% of accounts receivable, and receivables from customers in territories outside of the United States of America represented 58% of accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, and debt.

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

Contractual Commitments and Off-Balance Sheet Arrangements

At March 31, 2009, our estimated future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2009	2010	2011	2012	2013
Operating leases	$14,990	$3,693	$4,541	$4,478	$2,278	$—
Line of credit	10,000	10,000	—	—	—	—
Debt	18,989	291	408	18,290	—	—

Total future contractual commitments	$43,979	$13,984	$4,949	$22,768	$2,278	$—

Operating Leases

The operating lease amounts shown above represent primarily off-balance sheet arrangements. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet, net of estimated sublease income. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Of the total $15.0 million operating lease amount, $5.2 million has been recorded as a liability on our balance sheet as of March 31, 2009.

Line of Credit and Debt

The line of credit and debt obligations have been recorded as liabilities on our balance sheet. The line of credit and debt obligation amounts shown above represent the scheduled principal repayments, but not the associated interest payments which may vary based on changes in market interest rates.

As of March 31, 2009, we had $10.0 million outstanding under our line of credit and an additional $4.6 million committed as security for various letters of credit, as discussed in Note 9 to the condensed consolidated financial statements. At March 31, 2009, the interest rate on our outstanding line of credit and debt obligations ranged from 6.5% to 6.9%.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Cash and cash equivalents	$26,889	$33,251
Short-term investments	1,990	2,992

	$28,879	$36,243

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments consist principally of demand deposit and money market accounts, commercial paper and corporate debentures and bonds with credit ratings of AA or better. Cash and cash equivalents and short-term investments are principally held with various domestic financial institutions with high credit standing. As of March 31, 2009 and December 31, 2008, receivables from customers in international territories represented 58% and 69%, respectively, of accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We do not use derivative financial instruments in our investment portfolio. We do not hold financial instruments for trading or speculative purposes. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Our cash and cash equivalents and short-term investments are not subject to material interest rate risk due to their short maturities. Under our investment policy, short-term investments have a maximum maturity of one year from the date of acquisition, and the average maturity of the portfolio cannot exceed six months. Due to the relatively short maturity of the portfolio, a 10% increase in market interest rates at March 31, 2009 would decrease the fair value of the portfolio by less than $0.1 million.

As of March 31, 2009, our outstanding debt balance was $19.0 million. Interest on our long-term debt accrues on the unpaid principal balance at a variable interest rate (which adjusts every six months) equal to the sum of the LIBOR rate plus 3.0% per annum; provided that in no event will the variable interest rate (a) exceed 14.2488% per annum, (b) be less than 6.5% per annum, or (c) be adjusted by more than 1.0% at any adjustment date. Assuming the outstanding balance on our variable rate long-term debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.4 million.

Foreign Currency Exchange Risk

We transact business in various foreign countries. Substantially all of our assets are located in the United States. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily inter-company receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During 2009 and 2008, we did not hedge any of our foreign currency exposure.

We have performed sensitivity analyses as of March 31, 2009 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.3 million at March 31, 2009. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

In March 2009, counsel for the plaintiffs, for the Issuer Defendants and for the insurance companies that provided directors’ and officers’ insurance to the Issuer Defendants restructured the Issuer Settlement and submitted the restructured Issuer Settlement to The District Court for approval. There can be no assurance that the restructured Issuer Settlement will meet the conditions for final approval by the District Court.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

The Exhibit Index on page 28 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: May 8, 2009	By:	/s/ MORTEZA EJABAT
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.19	Second Amended and Restated Loan and Security Agreement with an effective date of March 16, 2009 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.19 of registrant’s Annual Report on Form 10-K filed on April 16, 2009)

10.20	Loan and Security Agreement (EXIM Facility) with an effective date of March 16, 2009 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.20 of registrant’s Annual Report on Form 10-K filed on April 16, 2009)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer