Form 10-Q
period 2009-09-30
ZHONE TECHNOLOGIES INC
filed 2009-11-06
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2009, there were approximately 151,242,300 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$21,721	$33,251
Short-term investments	306	2,992
Accounts receivable, net of allowances for sales returns and doubtful accounts of $5,303 as of September 30, 2009 and $5,155 as of December 31, 2008	31,990	23,665
Inventories	30,518	40,706
Prepaid expenses and other current assets	2,621	2,654

Total current assets	87,156	103,268
Property and equipment, net	18,994	20,003
Restricted cash	58	123
Other assets	41	55

Total assets	$106,249	$123,449

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,525	$12,719
Line of credit	10,000	15,000
Current portion of long-term debt	403	380
Accrued and other liabilities	13,357	13,162

Total current liabilities	34,285	41,261
Long-term debt, less current portion	18,392	18,698
Other long-term liabilities	3,038	4,193

Total liabilities	55,715	64,152

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 900,000 shares; issued and outstanding 151,185 and 150,683 shares as of September 30, 2009 and December 31, 2008, respectively	151	151
Additional paid-in capital	1,066,083	1,064,493
Other comprehensive income	268	250
Accumulated deficit	(1,015,968)	(1,005,597)

Total stockholders’ equity	50,534	59,297

Total liabilities and stockholders’ equity	$106,249	$123,449

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenue	$36,016	$32,020	$90,465	$115,122
Cost of revenue	23,949	22,376	59,529	80,056

Gross profit	12,067	9,644	30,936	35,066

Operating expenses:
Research and product development	5,338	6,480	16,699	20,780
Sales and marketing	5,323	6,483	16,372	22,080
General and administrative	2,300	2,834	7,309	12,689
Gain on sale of assets	—	—	—	(455)
Gain on sale of intangible assets	—	—	—	(3,297)
Goodwill impairment	—	—	—	70,401

Total operating expenses	12,961	15,797	40,380	122,198

Operating loss	(894)	(6,153)	(9,444)	(87,132)
Interest expense	(327)	(421)	(1,004)	(1,264)
Interest income	7	128	45	645
Other income (expense), net	18	(33)	101	123

Loss before income taxes	(1,196)	(6,479)	(10,302)	(87,628)
Income tax provision	8	50	69	176

Net loss	$(1,204)	$(6,529)	$(10,371)	$(87,804)

Basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.07)	$(0.58)
Weighted average shares outstanding used to compute basic and diluted net loss per share	151,108	150,443	150,914	150,258

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(10,371)	$(87,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,439	1,708
Stock-based compensation	1,543	1,874
Accretion of premium/(discount) on investments	44	(132)
Provision for sales returns and doubtful accounts	1,430	2,449
Goodwill impairment	—	70,401
Gain on sale of assets	—	(455)
Gain on sale of intangible assets	—	(3,297)
Changes in operating assets and liabilities:
Accounts receivable	(9,755)	4,214
Inventories	10,188	1,840
Prepaid expenses and other current assets	33	896
Other assets	14	21
Accounts payable	(2,194)	(4,080)
Accrued and other liabilities	(960)	661

Net cash used in operating activities	(8,589)	(11,704)

Cash flows from investing activities:
Purchases of property and equipment	(430)	(1,039)
Purchases of short-term investments	(308)	(10,879)
Proceeds from sale and maturities of short-term investments	2,946	18,587
Proceeds from sale of assets	—	502
Proceeds from sale of intangible assets	—	3,297
Change in restricted cash	65	64

Net cash provided by investing activities	2,273	10,532

Cash flows from financing activities:
Proceeds from issuance of common stock	47	290
Repayment of debt	(5,283)	(231)

Net cash provided by (used in) financing activities	(5,236)	59

Effect of exchange rate changes on cash	22	(195)

Net decrease in cash and cash equivalents	(11,530)	(1,308)
Cash and cash equivalents at beginning of period	33,251	37,804

Cash and cash equivalents at end of period	$21,721	$36,496

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

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

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The Company has evaluated subsequent events through November 6, the date these unaudited condensed consolidated financial statements were filed with the Securities and Exchange Commission. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.

(c)	Risks and Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s continued losses reduced cash, cash equivalents and short-term investments in 2008 and the nine months ended September 30, 2009. As of September 30, 2009, the Company had approximately $22.0 million in cash, cash equivalents and short-term investments and $10.0 million outstanding under its bank lending facility. Continued uncertainty in the credit markets may negatively impact the Company’s ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. In order to meet liquidity needs and finance capital expenditures and working capital, the Company may be required to sell assets, or to borrow on potentially unfavorable terms. The Company may be unable to sell assets or access additional indebtedness to meet these needs. As a result, the Company may become unable to pay its ordinary expenses, including its debt service, on a timely basis. The Company’s current lack of liquidity could harm it by:

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

If the economic, market and geopolitical conditions in the United States and the rest of the world do not improve or deteriorate, the Company may experience material adverse impacts on its business, operating results and financial condition.

During 2008 and the nine months ended September 30, 2009, the Company implemented several activities intended to reduce costs, improve operating efficiencies and change its operations to more closely align them with its key strategic focus, including the sale of legacy product lines and headcount reductions.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

The carrying amounts of the Company’s consolidated financial instruments which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of September 30, 2009 and December 31, 2008 due to the relatively short maturities of these instruments. The carrying value of the Company’s debt obligations at September 30, 2009 and December 31, 2008 approximate their fair value.

(f)	Concentration of Risk

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three and nine months ended September 30, 2009, one customer accounted for 20% and 14% of net revenue, respectively. For the nine months ended September 30, 2008, the same customer accounted for 12% of net revenue. For the three months ended September 30, 2008, no customer accounted for 10% or more of net revenue.

As of September 30, 2009, the customer that accounted for 20% and 14% of net revenue in the current periods accounted for 42% of accounts receivable, which is denominated in a foreign currency. As of December 31, 2008, the same customer accounted for 14% of accounts receivable, and another customer accounted for 18% of accounts receivable.

As of September 30, 2009 and December 31, 2008, receivables from customers in territories outside of the United States represented 76% and 75%, respectively, of accounts receivable.

(g)	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codifications”), a replacement of the existing codification standards. The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (GAAP), superseding various existing authoritative accounting pronouncements. The Codification eliminates the existing GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification in the third quarter of 2009. There will be no change to the Company’s consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in its notes to consolidated financial statements.

In August 2009, FASB issued an Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures (820)-Measuring Liabilities at Fair Value. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. The Company adopted the updated standards in the third quarter of 2009. The adoption did not have any impact on the Company’s condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

In September 2009, FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently assessing the impact of these amendments to the ASC on its accounting and reporting systems and processes; however, at this time the Company is unable to quantify the impact on its financial statements of its adoption or determine the timing and method of its adoption.

(2)	Cash and Cash Equivalents and Short-term Investments

Cash, cash equivalents, and short-term investments as of September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Cash and Cash Equivalents:
Cash	$13,811	$26,607
Money Market Funds	7,910	6,644

	$21,721	$33,251

Short-term investments:
Commercial Paper	$—	$898
Corporate Securities	306	2,094

	$306	$2,992

Cash, cash equivalents, and short-term investments consisted of the following as of September 30, 2009 (in thousands):

	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and Cash Equivalents:
Cash	$13,811	$—	$—	$13,811
Money Market Funds	7,910	—	—	7,910

	$21,721	$—	$—	$21,721

Short-term investments:
Corporate Securities	$305	$1	$—	$306

	$305	$1	$—	$306

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2008 (in thousands):

	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and Cash Equivalents:
Cash	$26,607	$—	$—	$26,607
Money Market Funds	6,644	—	—	6,644

	$33,251	$—	$—	$33,251

Short-term investments:
Commercial Paper	$896	$2	$—	$898
Corporate Securities	2,091	5	(2)	2,094

	$2,987	$7	$(2)	$2,992

(3)	Fair Value Measurement

The Company utilizes the market approach to measure fair value of its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The Company utilizes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

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

The following table represents the Company’s financial assets and liabilities at fair value on a recurring basis as of September 30, 2009 and the basis for that measurement:

	Fair Value Measurements at Reporting Date Using (In Thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$7,910	$7,910	$—	$—
Corporate securities (2)	306	—	306	—

Total	$8,216	$7,910	$306	$—

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s condensed consolidated balance sheet.

Effective January 1, 2009, the Company adopted fair value measurements for all non-financial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of fair value measurement for non-financial assets and liabilities did not materially impact the Company’s consolidated financial statements for the nine months ended September 30, 2009 and the Company does not expect the adoption to have a material impact on the amounts reported in its consolidated financial statements in future periods.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(4)	Operating Lease Liabilities

As a result of the acquisition of Paradyne Networks, Inc. (“Paradyne”) in September 2005, the Company assumed a lease commitment for facilities in Largo, Florida. The Company has accrued a liability for the excess portion of these facilities. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $12.0 million as of September 30, 2009, of which $4.5 million was accrued for excess facilities, net of estimated sublease income. The computation of the estimated liability includes a number of assumptions and subjective variables. These variables include the level and timing of future sublease income, amount of contractual variable costs, future market rental rates, discount rate, and other estimated expenses. If circumstances change, and the Company employs different assumptions in future periods, the lease liability may differ significantly from what the Company has recorded in the current period and could materially affect its net loss and net loss per share. During the second quarter of 2008, the Company significantly reduced its assumptions regarding estimated future sublease income primarily as a result of the deteriorating real estate market. Accordingly, during the second quarter of 2008, the Company increased its excess lease liability balance by $3.3 million, with a corresponding charge to general and administrative expenses. During the first two quarters of 2009, the Company further reduced its assumptions regarding the future sublease income due to the continued deterioration in the real estate market. Accordingly, during the first two quarters of 2009, the Company increased its excess lease liability balance by $0.2 million with a corresponding charge to general and administrative expenses. A summary of current period activity related to excess lease liabilities accrued is as follows (in thousands):

Balance at December 31, 2008	$5,597
Cash payments, net	(1,325)
Change in estimate	227

Balance at September 30, 2009	$4,499

A summary of the excess lease liabilities at their net present value as of September 30, 2009 is as follows (in thousands):

Future lease payments for excess space	$6,503
Less: contractual sublease income	(1,652)
Less: estimated sublease income	(377)
Other sublease expenses	25

Balance at September 30, 2009	$4,499

The current portion of the excess lease liability as of September 30, 2009 of $1.8 million is classified in “Accrued and other liabilities” and the long-term portion of $2.7 million is classified in “Other long-term liabilities” in the accompanying condensed consolidated balance sheet.

(5)	Inventories

Inventories as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009	December 31, 2008
Inventories:
Raw materials	$20,021	$26,720
Work in process	3,266	5,160
Finished goods	7,231	8,826

	$30,518	$40,706

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Sale of Legacy Inventory and Other Assets

In January 2008, the Company sold its GigaMux legacy product line to a third party. The sale of the GigaMux legacy product line was not treated as a discontinued operation since it did not represent a component of the Company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. The Company allocated the proceeds received to receivables, inventory, fixed assets and intangible assets based on the relative fair value of the assets sold. The Company recognized a gain of $1.3 million on the sale of the inventory related to this product line in the first quarter of 2008 that was recorded in cost of revenue. The Company also recognized a gain of $0.5 million and $3.2 million on the sale of fixed assets and intangible assets, respectively, in the first quarter of 2008 that was recorded as a component of operating expenses. The Company is entitled to additional contingent consideration for the sale of the GigaMux legacy product line upon the buyer’s usage of inventory and/or attainment of certain performance targets through December 2010. Additional contingent consideration, if any, will be recorded upon receipt of cash as an additional gain in cost of revenue. During 2008, the Company received contingent consideration of $1.1 million related to the buyer’s usage of inventory related to the GigaMux legacy product line. For the nine months ended September 30, 2009, the Company received additional contingent consideration of $0.2 million related to the buyer’s usage of inventory related to the GigaMux legacy product line.

In December 2007, the Company sold inventory and certain assets related to its Access Node legacy product line to a third party. The sale of the Access Node product line was not treated as a discontinued operation since it did not represent a component of the Company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon sale of the Access Node inventory, the Company recognized a gain of $1.7 million in 2007 that was recorded in cost of revenue. In 2008, the Company recognized an additional gain of $0.2 million that was recorded in cost of revenue. For the nine months ended September 30, 2009, the Company recognized an additional gain of $0.2 million that was recorded in cost of revenue. The Company will continue to record additional gains in the future contingent upon attainment by the buyer of certain earnout provisions.

(6)	Property and Equipment, net

Property and equipment, net, as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009	December 31, 2008
Property and equipment:
Land	$4,821	$4,821
Buildings	14,007	14,007
Machinery and equipment	8,911	8,682
Computers and acquired software	3,734	3,536
Furniture and fixtures	520	513
Leasehold improvements	377	381

	32,370	31,940
Less accumulated depreciation and amortization	(13,376)	(11,937)

	$18,994	$20,003

Depreciation and amortization expense associated with property and equipment amounted to $1.4 million and $1.7 million for the nine months ended September 30, 2009 and 2008, respectively.

(7)	Stock-Based Compensation

As of September 30, 2009, the Company had two types of stock-based compensation plans: a stock option plan and an employee stock purchase plan. The compensation cost that has been charged as an expense in the statement of operations for those plans was $1.5 million and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock-based compensation	$455	$562	$1,453	$1,683
Compensation expense relating to non-employees	9	6	62	74
Compensation expense relating to Employee Stock Purchase Plan	16	30	28	117

Stock-based compensation expense	$480	$598	$1,543	$1,874

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Stock Options

The Company’s stock-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company has two active stock option plans: the Amended and Restated Special 2001 Stock Incentive Plan and the Amended and Restated 2001 Stock Incentive Plan. Stock options are primarily issued from the Amended and Restated 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company. As of September 30, 2009, 6.0 million shares were available for grant under these plans.

The assumptions used to value option grants for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Expected term	4.7 years	4.7 years	4.7 years	4.7 years
Volatility	92%	66%	92%	65%
Risk free interest rate	2.33%	3.03%	2.36%	3.10%
Dividend yield	—	—	—	—

The following table sets forth the summary of option activity under the stock option plans for the nine months ended September 30, 2009 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	26,500	$2.29	5.00	$—
Granted	25	$0.13
Canceled/Forfeited	(495)	$0.36

Outstanding as of March 31, 2009	26,030	$2.33	4.77	$1,289

Granted	225	$0.28
Canceled/Forfeited	(88)	$0.15
Exercised	(23)	$0.12

Outstanding as of June 30, 2009	26,144	$2.32	4.56	$3,147

Granted	3,008	$0.54
Canceled/Forfeited	(6,663)	$6.65
Exercised	(8)	$0.14

Outstanding as of September 30, 2009	22,481	$0.80	5.94	$6,259

Vested and expected to vest at September 30, 2009	20,701	$0.84	5.89	$5,771

Vested and exercisable at September 30, 2009	5,974	$2.42	5.07	$1,383

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.50 as of September 30, 2009, which would have been received from the option holders had all option holders exercised their options as of that date.

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2009 was $0.38 per share and $0.36 per share, respectively. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2008 was $0.18 per share and $0.23 per share, respectively. The intrinsic value of options exercised during the period and the proceeds received were insignificant for the three and nine months ended September 30, 2009 and 2008.

As of September 30, 2009, there was $3.9 million of unrecognized compensation expense, adjusted for estimated forfeitures related to unvested stock-based payments, which are expected to be recognized over a weighted average period of 1.8 years.

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

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(8)	Net Loss Per Share

The following tables set forth potentially dilutive securities that have been excluded from the diluted net loss per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30, 2009	Weighted Average Exercise Price	Nine Months Ended September 30, 2009	Weighted Average Exercise Price
Warrants	36	$23.31	36	$23.31
Outstanding stock options and unvested restricted shares	22,582	$0.80	22,582	$0.80

	22,618		22,618

	Three Months Ended September 30, 2008	Weighted Average Exercise Price	Nine Months Ended September 30, 2008	Weighted Average Exercise Price
Warrants	2,182	$4.20	2,182	$4.20
Outstanding stock options and unvested restricted shares	27,103	$3.78	27,103	$4.06

	29,285		29,285

(9)	Comprehensive Loss

The components of comprehensive loss, net of tax, for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(1,204)	$(6,529)	$(10,371)	$(87,804)
Other comprehensive loss:
Change in unrealized gain/(loss) on investments	(1)	(16)	(4)	(30)
Foreign currency translation adjustments	(7)	(16)	22	(195)

Total comprehensive loss	$(1,212)	$(6,561)	$(10,353)	$(88,029)

(10)	Debt

Secured Real Estate Loan

In December 2005, the Company entered into an amendment to an existing loan with a financial institution relating to the financing of its Oakland, California campus (the “Amended Loan”). As of September 30, 2009, the Company had $18.8 million of debt outstanding under this secured real estate loan facility which matures in April 2011. The interest rate on this debt was 6.5% as of September 30, 2009. The Company’s obligations under the Amended Loan remain secured by a security interest in the Company’s campus. As of September 30, 2009 and December 31, 2008, the debt was collateralized by land and buildings with a net book value of $15.7 million and $16.1 million, respectively.

Long-term debt consisted of the following as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Secured real estate loan due April 2011	$18,795	$19,078
Less current portion of long-term debt	(403)	(380)

	$18,392	$18,698

Aggregate debt maturities as of September 30, 2009 were $0.1 million for the remainder of 2009, $0.4 million in 2010, and $18.3 million in 2011.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

Under the SVB Facility, $10.0 million was outstanding at September 30, 2009. In addition, $4.1 million was committed as security for various letters of credit and $5.9 million was unused and available for borrowing as of September 30, 2009. The amounts borrowed under the SVB Facility bear interest, payable monthly, at a floating rate that is SVB’s prime rate plus 2.5%. The minimum interest rate is 6.5%. The interest rate was 6.5% at September 30, 2009.

The Company’s obligations under the SVB Facility are secured by substantially all of its personal property assets and those of its subsidiaries, including their intellectual property. The SVB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company does not comply with the various covenants and other requirements under the SVB Facility, SVB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the SVB Facility. As of September 30, 2009, the Company was in compliance with these covenants.

(11)	Commitments and Contingencies

Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2009 (remainder of the year)	$1,234
2010	4,581
2011	4,479
2012	2,278
2013	—

Total minimum lease payments	$12,572

The total minimum lease payments shown above include projected payments and obligations for leases that the Company is no longer utilizing, some of which relate to excess facilities obtained through acquisitions. At September 30, 2009, the Company had estimated commitments of $12.0 million related to facilities assumed as a result of the Paradyne acquisition, of which $4.5 million was accrued for excess facilities, which is net of estimated sublease income. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates.

Warranties

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30,
	2009	2008
Beginning balance	$1,979	$2,487
Charged to cost of revenue	1,061	1,305
Claims and settlements	(1,458)	(1,706)

Ending balance	$1,582	$2,086

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

In October 2009, the District Court approved the restructured Issuer Settlement submitted in March 2009. The restructured Issuer Settlement agreement provides for the Issuer Defendants (including Paradyne) to be fully released and dismissed from the IPO Actions. Under the terms of the approved restructured Issuer Settlement agreement, Paradyne is not required to make any cash payments to the plaintiffs.

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

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Revenue by Geography:
United States	$12,299	$15,594	$38,638	$48,736
Canada	1,425	756	4,455	3,141

Total North America	13,724	16,350	43,093	51,877

Latin America	5,014	5,853	12,436	22,693
Europe, Middle East, Africa	15,729	8,971	32,291	37,405
Asia Pacific	1,549	846	2,645	3,147

Total International	22,292	15,670	47,372	63,245

	$36,016	$32,020	$90,465	$115,122

(13)	Income Taxes

The total amount of unrecognized tax benefits, including interest and penalties, at September 30, 2009 was not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits at the date of adoption or at the quarter ended September 30, 2009. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

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

Since inception, we have incurred significant operating losses and had an accumulated deficit of $1,016.0 million as of September 30, 2009.

Going forward, our key financial objectives include the following:

•	Increasing revenue while continuing to carefully control costs;

•	Continued investments in strategic research and product development activities that will provide the maximum potential return on investment; and

•	Minimizing consumption of our cash and short-term investments.

Global market and economic conditions over the past two years have been unprecedented and challenging, with most major economies experiencing tighter credit conditions and an economic recession. Continued concerns about the systemic impact of potential long-term and widespread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. In the second half of 2008, federal government interventions in the U.S. financial system led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels. Continued unfavorable economic and market conditions globally may result in an adverse effect on our financial condition and results of operations.

Sale of Legacy Inventory and Other Assets

In January 2008, we sold our GigaMux legacy product line to a third party. The sale of the GigaMux legacy product line was not treated as a discontinued operation since it did not represent a component of the company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. We allocated the proceeds received to receivables, inventory, fixed assets and intangible assets based on the relative fair value of the assets sold. We recognized a gain of $1.3 million on the sale of the inventory related to this product line in the first quarter of 2008 that was recorded in cost of revenue. We also recognized a gain of $0.5 million and $3.2 million on the sale of fixed assets and intangible assets, respectively, in the first quarter of 2008 that was recorded as a component of operating expenses. We are entitled to additional contingent consideration for the sale of the GigaMux legacy product line upon the buyer’s usage of inventory and/or attainment of certain performance targets through December 2010. Additional contingent consideration, if any, will be recorded upon receipt of cash as an additional gain in cost of revenue. During 2008, we received contingent consideration of $1.1 million related to the buyer’s usage of inventory related to the GigaMux legacy product line. For the nine months ended September 30, 2009, we received additional contingent consideration of $0.2 million related to the buyer’s usage of inventory related to the GigaMux legacy product line.

In December 2007, we sold inventory and certain assets related to our Access Node legacy product line to a third party. The sale of the Access Node product line was not treated as a discontinued operation since it did not represent a component of our company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon sale of the Access Node inventory, we recognized a gain of $1.7 million in 2007 that was recorded in cost of revenue. In 2008, we recognized an additional gain of $0.2 million that was recorded in cost of revenue. For the nine months ended September 30, 2009, we recognized an additional gain of $0.2 million that was recorded in cost of revenue. We will continue to record additional gains in the future contingent upon attainment by the buyer of certain earnout provisions.

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

Revenue Recognition

We recognize revenue when the earnings process is complete. We recognize product revenue upon shipment of product under contractual terms which transfer title to customers upon shipment, under normal credit terms, net of estimated sales returns and allowances at the time of shipment. Revenue is deferred if there are significant post-delivery obligations, if collection is not considered reasonably assured at the time of sale, or if the fees are not fixed or determinable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. Our arrangements generally do not have any significant post-delivery obligations. If our arrangements include customer acceptance provisions, revenue is recognized upon obtaining the signed acceptance certificate from the customer, unless we can objectively demonstrate that the delivered products or services meet all the acceptance criteria specified in the arrangement prior to obtaining the signed acceptance. In those instances where revenue is recognized prior to obtaining the signed acceptance certificate, we use successful completion of customer testing as the basis to objectively demonstrate that the delivered products or services meet all the acceptance criteria specified in the arrangement. We also consider our historical acceptance experience with the customer, as well as the payment terms specified in the arrangement, when revenue is recognized prior to obtaining the signed acceptance certificate. We offer products and services such as support, education and training, hardware upgrades and post-warranty support. For multiple element revenue arrangements, we establish the fair value of these products and services based primarily on sales prices when the products and services are sold separately. If fair value cannot be established for undelivered elements, all of the revenue under the arrangement is deferred until those elements have been delivered. When collectibility is not reasonably assured, revenue is recognized when cash is collected. Revenue from education services and support services is recognized over the contract term or as the service is performed. We make certain sales to product distributors. These customers are given certain privileges to return a portion of inventory. Return privileges generally allow distributors to return inventory based on a percent of purchases made within a specific period of time. We recognize revenue on sales to distributors that have contractual return rights when the products have been sold by the distributors, unless there is sufficient customer specific sales and sales returns history to support revenue recognition upon shipment. In those instances when revenue is recognized upon shipment to distributors, we use historical rates of return from the distributors to provide for estimated product returns. We accrue for warranty costs, sales returns and other allowances at the time of shipment based on historical experience and expected future costs.

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

Valuation of Long-Lived Assets, including Goodwill and Other Intangible Assets

Our long-lived assets have consisted primarily of goodwill, other acquisition-related intangible assets and property and equipment. We review goodwill for impairment in November of each year, or more frequently if events or circumstances indicate the carrying value of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the benefits realized from an acquired business, difficulty and delays in integrating an acquired business, a significant change in the operations of an acquired business, or significant negative economic trends, such as stock price movements. We utilize a two-step impairment test with respect to goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. We have determined that we operate in a single segment with one operating unit. We estimate the fair value of our reporting unit based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, we are required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and we are not required to perform further testing. If the carrying value exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit. An impairment loss is recognized to the extent that the carrying amount exceeds the implied fair value of the reporting unit.

In June 2008, we determined that indicators of impairment existed as a result of a significant decline in our market capitalization in the three months ended June 30, 2008 as well as subsequent to period end, which resulted in a goodwill impairment loss of $70.4 million. At September 30, 2009 and December 31, 2008, we had no remaining goodwill.

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

Fair value stock-based compensation expense for the quarter ended September 30, 2009 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated compensation expense for the share-based payment awards granted subsequent to December 31, 2005. Effective January 1, 2006, we changed our method of attributing the value of stock-based compensation to expense from the accelerated method to the straight line method. Compensation expense for all employee share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated method while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight line method.

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

Operating Lease Liabilities

As a result of our acquisition of Paradyne in September 2005, we assumed certain lease liabilities for facilities in Largo, Florida. We have accrued a liability for the excess portion of these facilities. The computation of the estimated liability includes a number of assumptions and subjective variables. These variables include the level and timing of future sublease income, amount of contractual variable costs, future market rental rates, discount rate, and other estimated expenses. If circumstances change, and we employ different assumptions in future periods, the lease liability may differ significantly from what we have recorded in the current period and could materially affect our net loss and net loss per share. During the second quarter of 2008, we increased the excess lease liability balance by $3.3 million with a corresponding charge to general and administrative expenses. During the first two quarters of 2009, we further reduced our assumptions regarding the future sublease income due to the continued deterioration in the real estate market. Accordingly, during the first two quarters of 2009, we increased our excess lease liability balance by $0.2 million, with a corresponding charge to general and administrative expenses.

RESULTS OF OPERATIONS

We list in the table below the historical condensed consolidated statement of operations data as a percentage of net revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenue	100%	100%	100%	100%
Cost of revenue	66%	70%	66%	70%

Gross profit	34%	30%	34%	30%

Operating expenses:
Research and product development	15%	20%	18%	18%
Sales and marketing	15%	20%	18%	19%
General and administrative	6%	9%	8%	11%
Gain on sale of assets	0%	0%	0%	0%
Gain on sales of intangible assets	0%	0%	0%	(3)%
Goodwill impairment	0%	0%	0%	61%

Total operating expenses	36%	49%	44%	106%

Operating loss	(2)%	(19)%	(10)%	(76)%
Interest expense	(1)%	(1)%	(1)%	(1)%
Interest income	0%	0%	0%	1%
Other income, net	0%	0%	0%	0%

Loss before income taxes	(3)%	(20)%	(11)%	(76)%
Income tax provision	0%	0%	0%	0%

Net loss	(3)%	(20)%	(11)%	(76)%

Revenue

Information about our net revenue for products and services for the three and nine months ended September 30, 2009 and 2008 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Increase (Decrease)	% Change	2009	2008	Increase (Decrease)	% Change
Products	$34.8	$30.7	$4.1	13%	$86.2	$112.2	$(26.0)	(23)%
Services	1.2	1.3	(0.1)	(8)%	4.2	2.9	1.3	45%

Total	$36.0	$32.0	$4.0	13%	$90.4	$115.1	$(24.7)	(21)%

Information about our net revenue for North America and International markets for the three and nine months ended September 30, 2009 and 2008 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Increase (Decrease)	% change	2009	2008	Increase (Decrease)	% change
Revenue by geography:
United States	$12.3	$15.6	$(3.3)	(21)%	$38.6	$48.7	$(10.1)	(21)%
Canada	1.4	0.8	0.6	75%	4.4	3.2	1.2	38%

Total North America	13.7	16.4	(2.7)	(16)%	43.0	51.9	(8.9)	(17)%

Latin America	5.0	5.9	(0.9)	(15)%	12.4	22.7	(10.3)	(45)%
Europe, Middle East, Africa	15.7	8.9	6.8	76%	32.3	37.4	(5.1)	(14)%
Asia Pacific	1.6	0.8	0.8	100%	2.7	3.1	(0.4)	(13)%

Total International	22.3	15.6	6.7	43%	47.4	63.2	(15.8)	(25)%

Total	$36.0	$32.0	$4.0	13%	$90.4	$115.1	$(24.7)	(21)%

For the three months ended September 30, 2009, net revenue increased 13% or $4.0 million to $36.0 million from $32.0 million for the same period last year. For the nine months ended September 30, 2009, net revenue decreased 21% or $24.7 million to $90.4 million from $115.1 million for the same period last year.

For the three months ended September 30, 2009, product revenue increased 13% or $4.1 million to $34.8 million, compared to $30.7 million for the same period last year. For the nine months ended September 30, 2009, product revenue decreased 23% or $26.0 million to $86.2 million, compared to $112.2 million for the same period last year.

The increase in total revenue and product revenue during the three months ended September 30, 2009 were due to broad based deployment of our new products in the international market. In addition, we experienced significant growth associated with one international customer that accounted for 20% of net revenue during this period.

The decrease in total revenue and product revenue during the nine months ended September 30, 2009 were primarily due to the global economic recession and credit contraction which caused many of our customers to defer or reduce their network expansion.

For the three months ended September 30, 2009, service revenue decreased by 8% or $0.1 million to $1.2 million, compared to $1.3 million for the same period last year. For the nine months ended September 30, 2009, service revenue increased by 45% or $1.3 million to $4.2 million, compared to $2.9 million for the same period last year. The increase in service revenue was primarily due to increased maintenance revenue during the current year periods. Service revenue represents revenue from maintenance and other services associated with product shipments.

International revenue increased 43% or $6.7 million to $22.3 million for the three months ended September 30, 2009 from $15.6 million for the same period last year, and represented 62% of total revenue compared with 49% during the same period of 2008. For the nine months ended September 30, 2009, international revenue decreased 25% or $15.8 million to $47.4 million from $63.2 million for the same period last year, and represented 52% of total revenue compared with 55% during the same period of 2008. The increase in international revenue during the three months ended September 30, 2009 was due to sales of our new products to Europe, Middle East and Africa. The decrease in international revenue during the nine months ended September 30, 2009 was primarily due to the global economic recession and credit contraction which caused many of our customers to defer or reduce their network expansion.

For the three and nine months ended September 30, 2009, one customer represented 20% and 14% of net revenue, respectively. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, increased $1.5 million or 7% to $23.9 million for the three months ended September 30, 2009 compared to $22.4 million for the three months ended September 30, 2008. The increase in cost of revenue was primarily due to the increase in total revenue for the three months ended September 30, 2009. Cost of revenue decreased $20.5 million or 26% to $59.5 million for the nine months ended September 30, 2009 compared to $80.0 million for the nine months ended September 30, 2008. The decrease in cost of revenue for the nine months ended September 30, 2009 was primarily due to an overall decline in revenue and product mix. Total cost of revenue was 66% and 70% of net revenue for the three and nine months ended September 30, 2009, respectively. During the nine months ended September 30, 2009, a $0.4 million gain related to the sale of the GigaMux and Access Node legacy product lines was recorded in cost of revenue compared to a $2.6 million gain for the nine months ended September 30, 2008. The decrease in the gain recognized was offset by higher margins realized in the nine months ended September 30, 2009 mainly due to headcount reductions and product mix.

We expect that in the future our cost of revenue as a percentage of net revenue will vary depending on the mix and average selling prices of products sold. In addition, continued competitive and economic pressures could cause us to reduce our prices, adjust the carrying values of our inventory, or record inventory charges relating to discontinued products and excess or obsolete inventory.

Research and Product Development Expenses

Research and product development expenses decreased 18% or $1.2 million to $5.3 million from $6.5 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, and decreased 20% or $4.1 million to $16.7 million from $20.8 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease was primarily due to restructuring efforts to streamline processes, which reduced personnel-related costs by $2.5 million and prototype costs by $1.2 million for the nine months ended September 30, 2009. We intend to continue to invest in research and product development to attain our strategic product development objectives, while seeking to manage the associated costs through expense controls.

Sales and Marketing Expenses

Sales and marketing expenses decreased 18% or $1.2 million to $5.3 million from $6.5 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, and decreased 26% or $5.7 million to $16.4 million from $22.1 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease was primarily attributable to reduced personnel-related costs of $3.7 million from lower headcount as we realigned our resources to focus on emerging markets, lower travel expenses of $0.9 million, and reduced demonstration and trade show expenses of $1.1 million for the nine months ended September 30, 2009. This was offset by the closure of our Italy office in the first quarter of 2009 which resulted in severance costs of $0.6 million and exit costs of $0.3 million.

General and Administrative Expenses

General and administrative expenses decreased 18% or $0.5 million to $2.3 million from $2.8 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, and decreased 43% or $5.4 million to $7.3 million from $12.7 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease was primarily due to reduced personnel-related costs of $0.7 million and bad debt expenses of $0.6 million for the nine months ended September 30, 2009. In addition, during the second quarter of 2008, we significantly reduced our assumptions regarding estimated future sublease income primarily as a result of the deteriorating real estate market. Accordingly, we increased the excess lease liability balance by $3.3 million with a corresponding charge to general and administrative expenses during the second quarter of 2008.

Gain on Sale of Fixed Assets

Gain on sale of fixed assets was $0.5 million for the nine months ended September 30, 2008. The gain for the nine months ended September 30, 2008 was attributable to the sale of fixed assets associated with our sale of the GigaMux legacy product line in January 2008. There were no similar sales of fixed assets for the nine months ended September 30, 2009.

Gain on Sale of Intangible Assets

Gain on sale of intangible assets was $3.3 million for the nine months ended September 30, 2008. The gain for the nine months ended September 30, 2008 was attributable to the sale of intangible assets associated with our sale of the GigaMux legacy product line in January 2008. There were no similar sales of intangible assets for the nine months ended September 30, 2009.

Goodwill Impairment

In June 2008, we reviewed goodwill for impairment due to the significant decrease in our market capitalization in the three months ended June 30, 2008 as well as subsequent to period end. We determined that indicators of impairment existed, resulting in a goodwill impairment loss of $70.4 million during the second quarter of 2008. At September 30, 2009, we had no remaining goodwill.

Income Tax Provision

During the nine months ended September 30, 2009 and 2008, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents and short-term investments, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions. At September 30, 2009, cash, cash equivalents and short-term investments were $22.0 million as compared with $36.2 million at December 31, 2008. This amount included cash and cash equivalents of $21.7 million at September 30, 2009, as compared with $33.3 million at December 31, 2008. The decrease in cash and cash equivalents was attributable to net cash used in operating and financing activities of $8.6 million and $5.2 million, respectively, offset by net cash provided by investing activities of $2.3 million.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2009 consisted of a net loss of $10.4 million, adjusted for non-cash charges totaling $4.5 million and an increase in operating assets totaling $2.6 million. The most significant components of the changes in net operating assets were a decrease in inventories of $10.2 million and an increase in accounts receivable of $9.8 million, offset by a decrease in accounts payable of $2.2 million and other liabilities of $1.0 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2009 consisted primarily of proceeds from the sale and maturity of short-term investments of $2.9 million, offset by purchases of short-term investments of $0.3 million and equipment purchases of $0.4 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2009 consisted primarily of repayment of debt of $5.3 million primarily in connection with the replacement of our existing revolving line of credit and letter of credit facility with Silicon Valley Bank, or SVB, with a new revolving line of credit and letter of credit facility in March 2009.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents and short-term investments, which totaled $22.0 million at September 30, 2009, and our $20.0 million revolving line of credit and letter of credit facility with SVB. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. To date, we have experienced no loss of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Under the SVB Facility, $10.0 million was outstanding at September 30, 2009. In addition, $4.1 million was committed as security for various letters of credit and $5.9 million was unused and available for borrowing as of September 30, 2009. The amounts borrowed under the SVB Facility bear interest, payable monthly, at a floating rate that is SVB’s prime rate plus 2.5%. The minimum interest rate is 6.5%. The interest rate was 6.5% at September 30, 2009.

Our obligations under the SVB Facility are secured by substantially all of our personal property assets and those of our subsidiaries, including our intellectual property. The SVB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we do not comply with the various covenants and other requirements under the SVB Facility, SVB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the SVB Facility. As of September 30, 2009, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.

Future Requirements and Funding Sources

Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. As a result of the Paradyne acquisition in 2005, we assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $12.0 million as of September 30, 2009. We intend to continue to occupy only a portion of these facilities and are evaluating our options to exit the excess portion of the lease. We have recorded a liability of $4.5 million as of September 30, 2009, which we believe is adequate to cover costs incurred to exit the excess portion of these facilities, net of estimated sublease income.

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

Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of September 30, 2009, one customer accounted for 42% of accounts receivable, and receivables from customers in territories outside of the United States of America represented 76% of accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, and debt.

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

Contractual Commitments and Off-Balance Sheet Arrangements

At September 30, 2009, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2009	2010	2011	2012	2013
Operating leases	$12,572	$1,234	$4,581	$4,479	$2,278	$—
Purchase commitments	3,689	3,689	—	—	—	—
Line of credit	10,000	10,000	—	—	—	—
Long-term debt	18,795	99	410	18,286	—	—

Total future contractual commitments	$45,056	$15,022	$4,991	$22,765	$2,278	$—

Operating Leases

The operating lease amounts shown above represent primarily off-balance sheet arrangements. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet, net of estimated sublease income. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Of the total $12.6 million operating lease amount, $4.5 million has been recorded as a liability on our balance sheet as of September 30, 2009.

Purchase Commitments

The purchase commitments shown above represent non-cancellable inventory purchase commitments as of September 30, 2009. The inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by us at time of order.

Line of Credit and Debt

The long-term debt and line of credit obligations have been recorded as liabilities on our balance sheet. The long-term debt and line of credit obligation amounts shown above represent the scheduled principal repayments, but not the associated interest payments which may vary based on changes in market interest rates.

As of September 30, 2009, we had $10.0 million outstanding under our line of credit and an additional $4.1 million committed as security for various letters of credit, as discussed in Note 10 to the condensed consolidated financial statements. At September 30, 2009, the interest rate on our outstanding long-term debt and line of credit obligations was 6.5%.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Cash and cash equivalents	$21,721	$33,251
Short-term investments	306	2,992

	$22,027	$36,243

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments consist principally of demand deposit and money market accounts, commercial paper and corporate debentures and bonds with credit ratings of AA or better. Cash and cash equivalents and short-term investments are principally held with various domestic financial institutions with high credit standing. We perform ongoing credit evaluations of our customers and generally do not require collateral. Allowances are maintained for potential doubtful accounts. For the three and nine months ended September 30, 2009, one customer accounted for 20% and 14% of net revenue, respectively. For the nine months ended September 30, 2008, the same customer accounted for 12% of net revenue. For the three months ended September 30, 2008, no customer accounted for 10% or more of net revenue.

As of September 30, 2009, the customer that accounted for 20% and 14% of net revenue in the current periods accounted for 42% of accounts receivable, which is denominated in a foreign currency. As of December 31, 2008, the same customer accounted for 14% of accounts receivable, and another customer accounted for 18% of accounts receivable.

As of September 30, 2009 and December 31, 2008, receivables from customers in territories outside of the United States represented 76% and 75%, respectively, of accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We do not use derivative financial instruments in our investment portfolio. We do not hold financial instruments for trading or speculative purposes. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Under our investment policy, short-term investments have a maximum maturity of one year from the date of acquisition, and the average maturity of the portfolio cannot exceed six months. Due to the relatively short maturity of the portfolio, a 10% increase in market interest rates at September 30, 2009 would decrease the fair value of the portfolio by less than $0.1 million.

As of September 30, 2009, our outstanding long-term debt balance was $18.4 million. Interest on our long-term debt accrues on the unpaid principal balance at a variable interest rate (which adjusts every six months) equal to the sum of the LIBOR rate plus 3.0% per annum; provided that in no event will the variable interest rate (a) exceed 14.2488% per annum, (b) be less than 6.5% per annum, or (c) be adjusted by more than 1.0% at any adjustment date. Assuming the outstanding balance on our variable rate long-term debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.4 million.

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

We have performed sensitivity analyses as of September 30, 2009 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $1.4 million at September 30, 2009. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

In October 2009, the District Court approved the restructured Issuer Settlement submitted in March 2009. The restructured Issuer Settlement agreement provides for the Issuer Defendants (including Paradyne) to be fully released and dismissed from the IPO Actions. Under the terms of the approved restructured Issuer Settlement agreement, Paradyne is not required to make any cash payments to the plaintiffs.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2008, other than the risk factor entitled “Our common stock may be delisted from The Nasdaq Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets,” which has been updated to reflect the transfer of the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market. The risks described in our Annual Report on Form 10-K and set forth below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our common stock may be delisted from The Nasdaq Capital Stock Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

On June 11, 2008, we received a letter from The Nasdaq Stock Market, or Nasdaq, indicating that, for the last 30 consecutive business days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 minimum per share bid price required for continued inclusion on The Nasdaq Global Market under Marketplace Rule 4450(a)(5). In accordance with Marketplace Rule 4450(e)(2), we were given 180 calendar days from the date of the Nasdaq letter, or until December 8, 2008, to regain compliance with the minimum bid price rule. Nasdaq extended the temporary suspension of the minimum bid price rule on several occasions, and on July 13, 2009, we received a letter from Nasdaq indicating that the suspension of the rule would continue through September 25, 2009.

On September 10, 2009, we voluntarily filed a transfer application to transfer the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market. Nasdaq approved the transfer application on September 23, 2009, and the transfer became effective at the opening of the market on September 28, 2009. Companies listed on The Nasdaq Capital Market must meet certain financial requirements and adhere to Nasdaq’s corporate governance standards. As of the date of our transfer application, we met the financial requirements and other criteria for continued listing on The Nasdaq Capital Market, except for the $1.00 minimum per share bid price requirement. As a result of the listing transfer, Nasdaq granted us an additional 180-day period until March 29, 2010 to comply with the minimum bid price rule.

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

Delisting from The Nasdaq Capital Market could have an adverse effect on our business and on the trading of our common stock. If a delisting of our common stock were to occur, our common stock would trade on the OTC Bulletin Board or on the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result. Delisting from The Nasdaq Capital Market could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

Item 6.	Exhibits

The Exhibit Index on page 31 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: November 6, 2009	By:	/s/ MORTEZA EJABAT
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer