Form 10-K
period 2009-12-31
ZHONE TECHNOLOGIES INC
filed 2010-03-16
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be filed to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of March 12, 2010, there were 30,300,085 shares outstanding of the registrant’s common stock, $0.001 par value. As of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of common stock held by non-affiliates of the registrant was approximately $35,589,479.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

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

Company Overview

We design, develop and manufacture communications network equipment for telecommunications, wireless and cable operators worldwide. We believe that these network service providers can increase their revenues and lower their operating costs by using our products to deliver high quality video and interactive entertainment and Internet Protocol (IP) enabled next generation voice services in addition to their existing voice and data service offerings, all on a platform that permits a seamless migration from legacy technologies to a converged packet-based architecture. Our mature Single Line Multi-Service (SLMS) architecture provides cost-efficiency and feature flexibility with support for voice over internet protocol (VoIP) and IP entertainment (IPTV). Within this versatile SLMS architecture, our products allow service providers to deliver all of these and other next generation converged packet services over their existing copper lines while providing support for fiber or Fiber to the home or business (FTTx) build-out. With our products and solutions, network service providers can seamlessly migrate from traditional circuit-based networks to packet-based networks and from copper-based access lines to fiber-based access lines without abandoning the investments they have made in their existing infrastructures.

In addition to our established product offerings, Zhone launched the new flagship MXK IP Multi-service Terabit Access Concentrator (MXK) and multiple new Optical Line Terminal (OLT) and outdoor units in 2009. Our new MXK product is a converged multi-services access platform that can be configured as a Gigabit Passive Optical Network (GPON) or Active Ethernet OLT. The MXK GPON line module is ITU-T G.984 compliant, delivering data throughputs of up to 2.5 Gbps downstream and 1.25 Gbps upstream. Each line card is designed for up to 64 passive splits per fiber. Active Ethernet delivers up to 100 Mbps point-to-point from a 20-port card.

Zhone’s MXK product supports the next generation of high-performance business and residential FTTx services. Unlike most competing products, MXK has the ability to support both Passive Optical Network (PON) and Active Ethernet fiber technologies to the node, curb or premises. With our MXK product, service providers can offer digital or Ratio Frequency (RF) video, high-bandwidth Internet access, VoIP and cell relay services from a single OLT over IP. Additionally, our MXK product provides Zhone with industry leading density featuring an 8 port GPON Module enabling support for up to 9,216 GPON subscribers in a single MXK chassis.

The flexibility of our MXK product enables service providers to choose the best technology for both services and network architecture. Active Ethernet provides dedicated high symmetric bandwidth to the end customers and makes it an excellent technology for deployment of business services. GPON provides a cost-effective way to deliver high bandwidth to the residence for a robust triple play offering while enabling a host of high speed data and video options for the businesses. In addition to Active Ethernet and dense GPON support, the MXK provides a wide array of multi-service functionality supporting well defined access standards enabling the convergence of voice, data and entertainment over any access medium delivering high-performance all IP solutions designed for today’s traffic mix.

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

Industry Background

Over the past decade, the communications network industry has experienced rapid expansion as the internet and the proliferation of bandwidth intensive applications and services have led to an increased demand for high bandwidth communications networks. The broad adoption of new technologies such as MP3 players, digital cameras and high definition televisions allow music, pictures, user-generated content (as found on the many video-sharing sites) and high definition video to be a growing part of consumers’ regular exchange of information. All of these new technologies share a common dependency on high bandwidth communication networks and sophisticated traffic management tools. However, network service providers have struggled to meet the increased demand for high speed broadband access due to the constraints of the existing communications network infrastructure. This infrastructure consists of two interconnected networks:

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

More recently, regulatory changes have introduced new competitors in the telecommunication services industry. Cable operators, with extensive networks designed originally to provide only video programming, have collaborated to adopt new packet technologies that leverage their hybrid fiber/coaxial cable infrastructure. Using more recent technologies, cable operators have begun to cost-effectively deliver new service bundles. The new service offerings provide not only enhanced features and capabilities, but also allow the cable operators to deliver these services over a common network. The resulting cost-efficiencies realized by cable operators are difficult for incumbent telephone companies to match. Even with the telephone companies’ legacy voice switches fully paid for, maintaining separate networks for their circuit-based voice and packet-based video and data networks is operationally non-competitive. Perhaps even more important than economic efficiencies, by integrating these services over a common packet infrastructure, cable operators will realize levels of integration between applications and new features that will be difficult to achieve from a multi-platform solution. Despite these benefits, coaxial cable has its own share of limitations. Unlike DSL, coaxial cable shares its bandwidth among all customers connected to it. Consequently, as new customers are added to coaxial cable networks, performance decreases. As a shared medium, large numbers of subscribers who simultaneously access the same segment of the coaxial cable network can potentially compromise performance and security. This represents a source of strategic advantage for telecom operators who employ technology designed to maximize their service capabilities on the point-to-point (i.e. not shared) architecture of their copper infrastructure. This increased competition has placed significant pressure on all network service providers. With significant service revenues at risk, these service providers have started to make investments to upgrade their networks and broaden their service offerings. In response to these competitive pressures, existing service providers often seek ways to modernize their legacy networks, to enable delivery of additional high bandwidth, high margin services, and to lower the cost of delivering these services.

The Zhone Solution

We believe that we are the first company dedicated solely to developing the full spectrum of next-generation access network solutions to cost-effectively deliver high bandwidth services while simultaneously preserving the investment in legacy networks. Our next-generation solutions are based upon our Single Line Multi-Service, or SLMS, architecture. From its inception, this SLMS architecture was specifically designed for the delivery of multiple classes of subscriber services (such as voice, data and video distribution), rather than being based on a particular protocol or media. In other words, our SLMS products are built to support the migration from legacy circuit to packet technologies and from copper to fiber technologies. This flexibility and versatility allows our products to adapt to future technologies while allowing service providers to focus on the delivery of additional high bandwidth services. Because this SLMS architecture is designed to interoperate with existing legacy equipment, service providers can leverage their existing networks to deliver a combination of voice, data and video services today, while they migrate, either simultaneously or at a future date, from legacy equipment to next-generation equipment with minimal interruption. We believe that our SLMS solution provides an evolutionary path for service providers using their existing infrastructures, as well as giving newer service providers the capability to deploy cost-effective, multi-service networks that can support voice, data and video.

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

Fiber to the Home, Premise, Node, or Curb (FTTx) – We provide support for the full range of fiber-based access network architectures that are seeing increased use by carriers. In many markets worldwide, both business and residential demand for bandwidth is growing to the point where the deployment of fiber in the access network is increasingly desirable. Where copper loops are plentiful and where civil restrictions make fiber deployment all the way to the customer premises prohibitively expensive, if not impossible, many operators are choosing to deploy fiber from central offices to neighborhoods and then using VDSL2 over copper to deliver broadband connectivity over the last hundred meters or so. In other circumstances operators choose to deploy passive optical networks (PON) all the way to the customer premises, where a single fiber’s bandwidth is shared through splitters with up to 64 subscribers. Some circumstances demand so-called “home run” fiber networks (with dedicated fiber resources linking every customer directly to the central office) to maximize bandwidth or service segmentation. By supporting all these architectures within a common SLMS-based platform, we provide carriers maximum flexibility to build the network that best suits their needs.

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

•

Continue the Development and Enhancement of Our SLMS Products. Our SLMS architecture is the cornerstone of our product development strategy. The design criteria for SLMS products include carrier-class reliability, multi-protocol and multi-service support, and ease of provisioning. We intend to continue to introduce SLMS products that offer the configurations and feature sets that our customers require. In addition, we have introduced products that adhere to the standards, protocols and interfaces dictated by international standards bodies and service providers. In 2009, we introduced our MXK product, a new flagship SLMS product that provides a converged multi-services access platform. To facilitate the rapid development of our existing and new SLMS architecture and products, we have established engineering teams responsible for each critical aspect of the architecture and products. We intend to continue to leverage our expertise in voice, data and video technologies to enhance our SLMS architecture, supporting new services, protocols and technologies as they emerge. To further this objective, we intend to continue investing in research and development efforts to extend the SLMS architecture and introduce new SLMS products.

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

Our SLMS products include:

Category	Product	Function
Broadband Aggregation and Service	MXK	Multi-Service Terabit Access Concentrator
	MALC	Multi-Access Line Concentrator
	Raptor	Scalable DSLAM
	MALC-OLT	FTTx Optical Line Terminal
	4000 /8000 /12000	DSLAMs
Customer Premise Equipment (CPE)	EtherXtend	Ethernet Over Copper
	16xx, 17xx, 6xxx zNID	Wireline/Wireless DSL Modems Optical Network Terminals
Network and Subscriber Management	ZMS	Zhone Management System

Legacy, Service and Other Products

Our legacy products support a variety of voice and data services, and are broadly deployed by service providers worldwide. Our legacy products during 2009 and 2008 included:

Product	Function
IMACS	Multi-Access Multiplexer
GigaMux	Optical Transport

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

•

Test Methodologies. Our SLMS architecture provides for interoperability with a variety of products that reside in networks in which we will deploy our products. To ensure interoperability, we have built a testing facility to conduct extensive multi-vendor trials and to ensure full performance under valid network conditions. Testing has included participation with partners’ certification and accreditation programs for a wide range of interoperable products, including soft switches, SAN equipment and management software. The successful completion of these processes is required by our largest customers to ensure interoperability with their existing software and systems.

•	Acquired Technologies. Since our inception, we have completed twelve acquisitions pursuant to which we acquired products, technology and additional technical expertise.

Customers

We sell our products and services to network service providers that offer voice, data and video services to businesses, governments, utilities and residential consumers. Our global customer base includes regional, national and international telecommunications carriers. To date, our products are deployed by over 700 network service providers on six continents worldwide. Emirates Telecommunications Corporation (“Etisalat”) accounted for 19% of net revenue in 2009 and no customer accounted for 10% or more of net revenue in 2008.

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

We conduct the majority of our research and product development activities at our Oakland, California campus. In Oakland, we have built an extensive communications laboratory with hundreds of access infrastructure products from multiple vendors that serve as an interoperability and test facility. This facility allows us to emulate a communications network with serving capacity equivalent to that supporting a city of 350,000 residents. We also have focused engineering staff and activities at additional development centers located in Alpharetta, Georgia; Largo, Florida; Westlake Village, California; and Portsmouth, New Hampshire.

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

We continue our commitment to invest in leading edge technology research and development. Our research and product development expenditures were $22.1 million, $27.1 million, and $32.7 million, in 2009, 2008 and 2007, respectively. All of our expenditures for research and product development costs, as well as stock-based compensation expense relating to research and product development, have been expensed as incurred. These amounts include stock-based compensation of $0.4 million, $0.5 million, and $0.7 million for 2009, 2008, and 2007, respectively. We plan to continue to support the development of new products and features, while seeking to carefully manage associated costs through expense controls.

Intellectual Property

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks and trade secret laws. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a number of patents and trademarks in the United States and in other countries. There can be no assurance, however, that these rights can be successfully enforced against competitive products in every jurisdiction. Although we believe the protection afforded by our patents, copyrights, trademarks and trade secrets has value, the rapidly changing technology in the networking industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on the protection afforded by patent, copyright, trademark, and trade secret laws. In addition, we sold certain of our non-strategic patents for $1.1 million and $5.0 million in 2008 and 2007, respectively.

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

Backlog

Our backlog consists of purchase orders for products and services that we expect to ship or perform within the next year. At December 31, 2009, our backlog was $21.6 million, as compared to $4.2 million at December 31, 2008. We consider backlog to be an indicator, but not the sole predictor, of future sales because our customers may cancel or defer orders without penalty.

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

Manufacturing

We manufacture our products using a strategic combination of procurement from qualified suppliers, in-house manufacturing at our facility in Florida, and the use of original design manufacturers (ODM) located in the Far East. Since our acquisition of Paradyne Networks, Inc., or Paradyne, in September 2005, we have been manufacturing a significant majority of our more complex products at our manufacturing facility in Florida.

Our parts and components are procured from a variety of qualified suppliers in the U.S., Far East, Mexico, and other countries around the world per our Approved Supplier List and detailed engineering specifications. Some completed products are procured to our specifications and shipped directly to our customers. We also acquire completed products from certain suppliers and configure and ship from our facility. Some of these purchases are significant. We purchase both standard off-the-shelf parts and components, which are generally available from more than one supplier, and single-source parts and components. We have generally been able to obtain adequate supplies to meet customer demand in a timely manner from our current vendors, or, when necessary, from alternate vendors. We believe that alternate vendors can be identified if current vendors are unable to fulfill our needs, or design changes can be made to employ alternate parts.

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

Employees

As of December 31, 2009, we employed 334 individuals worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Executive Officers

Set forth below is information concerning our executive officers and their ages as of December 31, 2009.

Name	Age	Position
Morteza Ejabat	59	Chief Executive Officer, President and Chairman of the Board of Directors
Kirk Misaka	51	Chief Financial Officer, Corporate Treasurer and Secretary

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

Recent Developments

As a result of Steven Levy’s resignation from our audit committee on February 12, 2010, we became non-compliant with Nasdaq’s audit committee requirements as set forth in Nasdaq Listing Rule 5605, which requires Nasdaq-listed companies to have an audit committee consisting of at least three independent members. On March 2, 2010, we received a notice of deficiency from Nasdaq indicating that we no longer comply with the independent audit committee requirements for continued listing on The Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5605, Nasdaq has requested that we provide evidence of compliance on or before the earlier of our next annual shareholders’ meeting or February 12, 2011 (or, if our next annual shareholders’ meeting is held before August 11, 2010, then no later than August 11, 2010). We plan to conduct a thorough recruitment and evaluation process to find a suitable replacement for Mr. Levy prior to the end of this cure period.

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

Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition that could adversely affect our stock price. In addition, public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In addition, if our average market capitalization falls below the carrying value of our assets for an extended period of time such as in 2008 and 2009, this may indicate that the fair value of our net assets is below their carrying value, and may result in recording impairment charges.

We have incurred significant losses to date and expect that we may continue to incur losses in the foreseeable future. If we fail to generate sufficient revenue to achieve or sustain profitability, our stock price could decline.

We have incurred significant losses to date and expect that we may continue to incur losses in the foreseeable future. Our net losses for 2009 and 2008 were $10.0 million and $92.5 million, respectively, and we had an accumulated deficit of $1,015.6 million at December 31, 2009. We have significant fixed expenses and expect that we will continue to incur substantial manufacturing, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the ongoing development of our business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to acquisitions and the integration of new technologies and other acquisitions that may occur in the future. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue to achieve or sustain profitability, we will continue to incur substantial operating losses and our stock price could decline.

We have significant debt obligations, which could adversely affect our business, operating results and financial condition.

As of December 31, 2009, we had approximately $28.7 million of total debt, of which $10.4 million was current and $18.3 million was long-term. Our debt obligations could materially and adversely affect us in a number of ways, including:

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

As a result, we may need to raise substantial additional capital. Additional capital, if required, may not be available on acceptable terms, or at all. For example, U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in debt markets, making financing terms for borrowers less attractive and resulting in the general unavailability of many forms of debt financing. Continued uncertainty in credit markets may negatively impact our ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. The recent events in the U.S. credit markets have also had an adverse effect on other U.S. financial markets and have adversely affected the trading prices of equity securities of many U.S. companies, including Zhone, which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities. If we elect to raise equity capital, this may be dilutive to existing stockholders and could reduce the trading price of our common stock. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions that we have previously taken, which could have a material adverse effect on our business, financial condition and results of operations.

Our lack of liquid funds and other sources of financing may limit our ability to maintain our existing operations, grow our business and compete effectively.

Our continued losses reduced our cash, cash equivalents and short-term investments in 2008 and 2009. As of December 31, 2009, we had approximately $21.8 million in cash, cash equivalents and short-term investments and $10.0 million outstanding under our bank lending facility. In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may be required to sell assets, or to borrow on potentially unfavorable terms. We may be unable to sell assets, or access additional indebtedness to meet these needs. As a result, we may become unable to pay our ordinary expenses, including our debt service, on a timely basis. Our current lack of liquidity could harm us by:

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

The recent downturn in the equity and debt markets generally may make it more difficult for us to obtain financing through the issuance of equity or debt securities in the capital markets. We cannot be certain that additional financing, if needed, will be available on acceptable terms or at all. If we cannot raise any necessary additional financing on acceptable terms, we may not be able to fund our business expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated capital requirements, any of which could have a material adverse effect on our business, financial condition and results of operations. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preference or privileges senior to those of existing holders of our common stock.

We face a number of risks related to unfavorable economic and market conditions and severe tightening in the global credit markets.

Global market and economic conditions over the past two years have been unprecedented and challenging, with most major economies experiencing tighter credit conditions and an economic recession. Continued concerns about the systemic impact of potential long-term and widespread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. In the second half of 2008 and during 2009, federal government interventions in the U.S. financial system led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels. Continued unfavorable economic and market conditions globally could impact our business in a number of ways, including:

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

Our common stock may be delisted from The Nasdaq Capital Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

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

Our stock price has not closed above $1.00 since the date of the receipt of the original letter from Nasdaq. On March 11, 2010, we filed a Certificate of Amendment with the Delaware Secretary of State to amend our Certificate of Incorporation to effect a reverse stock split at an exchange ratio of one-for-five, which we effected in order to gain compliance with Nasdaq’s $1.00 minimum per share bid price requirement. To regain compliance, however, the closing bid price of our common stock must be at or above $1.00 per share for a minimum of 10 consecutive business days. Nasdaq may, in its discretion, require us to maintain a bid price for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance. While this reverse stock split is intended to increase the trading price of the common stock above the $1.00 minimum bid price, there can be no assurance that the market price per post-split share will exceed or remain in excess of the minimum for a sufficient period of time to enable us to timely regain compliance with Nasdaq rules. If Nasdaq is not satisfied with the trading price of our common stock as of March 29, 2010, Nasdaq may provide written notification to us that our common stock will be delisted. If that were to occur, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualification Panel.

The long-term efficacy of the reverse stock split in maintaining compliance with Nasdaq’s minimum bid price requirement is uncertain. While the short-term result of a reverse stock split can be reasonably predicted, the long-term consequences are more difficult to determine. The price of our common stock will likely be affected by our performance and by general market and economic conditions that cannot be predicted or evaluated by the Board of Directors at this time. Accordingly, even if the reverse stock split is successful in regaining compliance with Nasdaq’s minimum bid price requirement by the March 29, 2010 deadline and we meet the financial requirements and other criteria needed to maintain our Nasdaq listing, there can be no assurance that the aggregate market value of our common stock will be the same or greater after the reverse stock split than it would have been without ever effecting a reverse stock split.

On March 2, 2010, we received a further notice of deficiency from Nasdaq indicating that we no longer comply with the independent audit committee requirements for continued listing on The Nasdaq Capital Market. Specifically, Nasdaq Listing Rule 5605 requires that the audit committee be comprised of at least three independent directors. On February 12, 2010, Steven Levy resigned from Zhone’s Board of Directors. The resignation reduced the audit committee from three independent directors to two, resulting in non-compliance with Nasdaq’s audit committee requirement. In accordance with Nasdaq Listing Rule 5605, Nasdaq has requested that we provide evidence of compliance on or before the earlier of our next annual shareholders’ meeting or February 12, 2011 (or, if our next annual shareholders’ meeting is held before August 11, 2010, then no later than August 11, 2010). We plan to conduct a thorough recruitment and evaluation process to find a suitable replacement for Mr. Levy prior to the end of this cure period. In the event we do not regain compliance with Nasdaq’s audit committee requirements prior to the end of the cure period, Nasdaq will provide written notice to us that our common stock will be delisted. If that were to occur, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualification Panel.

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

The target customers for our products are network service providers that operate voice, data and video communications networks. There are a limited number of potential customers in our target market. During 2009, Emirates Telecommunications Corporation accounted for 19% of net revenue and we expect that a significant portion of our future revenue will depend on sales of our products to a limited number of customers. Any failure of one or more customers to purchase products from us for any reason, including any downturn in their businesses, would seriously harm our business, financial condition and results of operations.

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

The current financial crisis, industry and economic conditions have weakened the financial position of some of our customers and their ability to access capital to finance their business operations, including capital expenditures. To sell to some of these customers, we may be required to assume incremental risks of uncollectible accounts or to extend credit or credit support. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves, including factoring credit arrangements to financial institutions, it is possible that we may have to defer revenue until cash is collected or write-down or write-off uncollectible accounts. Such write-downs or write-offs, if large, could have a material adverse effect on our results of operations and financial condition.

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

As of December 31, 2009, we had acquired twelve companies or product lines since we were founded in 1999. Further, we may acquire additional businesses, products or technologies in the future. On an ongoing basis, we may evaluate acquisitions of, or investments in, complementary companies, products or technologies to supplement our internal growth. Also, in the future, we may encounter difficulties identifying and acquiring suitable acquisition candidates on reasonable terms.

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

We have historically used stock options as a key component of our employee compensation program in order to align the interests of our employees with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. If the trading price of our common stock declines, this would reduce the value of our share-based compensation to our present employees and could affect our ability to retain them. In addition, in recent periods, some of our employee stock options have had exercise prices in excess of our stock price, which reduces their value to employees and could affect our ability to retain present, or attract prospective employees. To address these issues, in the fourth quarter of 2008, we conducted an exchange offer, or the Exchange Offer, in which eligible employees, officers and directors of Zhone could exchange outstanding options to purchase shares of Zhone common stock previously granted under our equity incentive compensation plans with an exercise price per share equal to or greater than $1.75 on a one-for-one basis for the grant of new options to purchase shares of Zhone common stock. Options to acquire approximately 2.9 million shares of Zhone common stock were tendered in the Exchange Offer for new options with an exercise price of $0.50 per share, as adjusted for the one-for-five reverse stock split effected on March 11, 2010. Difficulties relating to obtaining stockholder approval of equity compensation plans could also make it harder or more expensive for us to grant share-based payments to employees in the future.

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

At December 31, 2009, our executive officers, directors and entities affiliated with them beneficially owned, in the aggregate, approximately 26% of our outstanding common stock. These stockholders, if acting together, will be able to influence substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of our company even if such a transaction would be beneficial to our other stockholders. In addition, provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

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

In addition to our Oakland campus, we also lease facilities for manufacturing, research and development purposes at locations including Largo, Florida; Alpharetta, Georgia; Portsmouth, New Hampshire and Westlake Village, California. We also maintain smaller offices to provide sales and customer support at various domestic and international locations. We believe that our existing facilities are suitable and adequate for our present purposes.

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

In 2003, the Issuer Defendants participated in a global settlement among the plaintiffs and the insurance companies that provided directors’ and officers’ insurance coverage to the Issuer Defendants (the “Issuer Settlement”). The Issuer Settlement agreements provided for the Issuer Defendants (including Paradyne) to be fully released and dismissed from the IPO Actions. Under the terms of the Issuer Settlement agreements, Paradyne would not have been required to make any cash payment to the plaintiffs. Although the District Court preliminarily approved the Issuer Settlement, the preliminary approval remained subject to a future final settlement order, after notice of settlement had been provided to class members and they had been afforded the opportunity to oppose or opt out of the settlement. However, before the District Court could conduct its final settlement hearing, on December 5, 2006, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) reversed an October 13, 2004 order of the District Court in which Judge Scheindlin had granted class certification for six “test cases” in the IPO Actions. On April 4, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing of the December 5, 2006 ruling. The District Court has since made clear that the Issuer Settlement cannot be approved – in its current form – as a class action settlement in light of the Second Circuit’s December 5, 2006 ruling and has declined to schedule a final approval hearing with respect to the Issuer Settlement for that reason.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock was listed on the Nasdaq Global Market under the symbol “ZHNE” until September 28, 2009, when our common stock was transferred to the Nasdaq Capital Market, where it is also listed under the symbol “ZHNE”. The following table sets forth, for the periods indicated, the high and low per share sales prices of our common stock as reported on Nasdaq.

2009:
	High	Low
Fourth Quarter ended December 31, 2009	$3.80	$1.65
Third Quarter ended September 30, 2009	4.65	1.30
Second Quarter ended June 30, 2009	1.90	0.90
First Quarter ended March 31, 2009	1.10	0.40

2008:
	High	Low
Fourth Quarter ended December 31, 2008	$1.40	$0.25
Third Quarter ended September 30, 2008	3.80	0.80
Second Quarter ended June 30, 2008	5.35	3.50
First Quarter ended March 31, 2008	6.10	4.30

All per share prices reflect the one-for-five reverse stock split effected on March 11, 2010.

As of December 31, 2009, there were 1,371 registered stockholders of record. A substantially greater number of holders of Zhone common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

There were no unregistered sales of equity securities during 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During the years ended December 31, 2009, 2008, 2007, 2006 and 2005, we recorded charges of zero, $70.4 million, zero, $113.7 million, and $102.1 million, respectively, related to the impairment of acquisition related intangibles and goodwill as discussed in Note 3 to the consolidated financial statements.

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$126,501	$146,160	$175,448	$194,344	$151,828
Cost of revenue (1)	81,106	101,096	116,370	131,749	88,958

Gross profit	45,395	45,064	59,078	62,595	62,870

Operating expenses:
Research and product development (1)	22,113	27,063	32,720	36,099	27,062
Sales and marketing (1)	22,042	28,269	33,192	38,225	29,756
General and administrative (1)	9,933	15,609	10,170	14,036	14,534
Purchased in-process research and development	—	—	—	—	1,190
Gain on sale of fixed assets	—	(455)	(659)	—	—
Gain on sale of intangible assets	—	(4,397)	(5,000)	—	—
Amortization of intangible assets	—	—	—	2,764	12,452
Impairment of intangible assets and goodwill	—	70,401	—	113,666	102,106

Total operating expenses	54,088	136,490	70,423	204,790	187,100

Operating loss	(8,693)	(91,426)	(11,345)	(142,195)	(124,230)
Interest expense	(1,331)	(1,625)	(2,213)	(2,774)	(3,357)
Interest income	47	708	1,813	2,328	1,433
Other income (expense), net	121	78	37	239	(522)

Loss before income taxes	(9,856)	(92,265)	(11,708)	(142,402)	(126,676)
Income tax provision	171	270	394	264	215

Net loss	$(10,027)	$(92,535)	$(12,102)	$(142,666)	$(126,891)

Basic and diluted net loss per share (2)	$(0.33)	$(3.08)	$(0.40)	$(4.80)	$(5.66)
Shares used in per-share calculation (2)	30,200	30,068	29,925	29,745	22,401
(1) Amounts include stock-based compensation cost as follows:
Cost of revenue	$104	$158	$296	$892	$153
Research and product development	414	479	717	1,632	223
Sales and marketing	484	511	603	1,380	226
General and administrative	1,258	1,203	1,250	1,601	2,670
(2) All share and per share amounts reflect the one-for-five reverse stock split effected on March 11, 2010.

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$21,766	$36,243	$50,165	$64,310	$71,140
Working capital	53,843	62,007	77,496	83,872	102,521
Total assets	110,259	123,449	223,406	240,182	380,105
Long-term debt, including current portion	18,696	19,078	19,405	27,049	29,767
Stockholders’ equity	$51,673	$59,297	$149,547	$157,604	$291,789

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since inception, we have incurred significant operating losses and had an accumulated deficit of $1,015.6 million as of December 31, 2009.

Going forward, our key financial objectives include the following:

•	Increasing revenue while continuing to carefully control costs;

•	Continued investments in strategic research and product development activities that will provide the maximum potential return on investment; and

•	Minimizing consumption of our cash and short-term investments.

Global market and economic conditions over the past two years have been unprecedented and challenging, with most major economies experiencing tighter credit conditions and an economic recession. Continued concerns about the systemic impact of potential long-term and widespread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. In the second half of 2008 and during 2009, federal government interventions in the U.S. financial system led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels. Continued unfavorable economic and market conditions globally may result in an adverse effect on our financial condition and results of operations.

Sale of Legacy Inventory and Other Assets

In January 2008, we sold our GigaMux legacy product line to a third party. The sale of the GigaMux legacy product line was not treated as a discontinued operation since it did not represent a component of the company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. We allocated the proceeds received to receivables, inventory, fixed assets and intangible assets based on the relative fair value of the assets sold. We recognized a gain of $1.3 million on the sale of the inventory related to this product line in the first quarter of 2008 that was recorded in cost of revenue. We also recognized a gain of $0.5 million and $3.2 million on the sale of fixed assets and intangible assets, respectively, in the first quarter of 2008 that was recorded as a component of operating expenses. We are entitled to additional contingent consideration for the sale of the GigaMux legacy product line upon the buyer’s usage of inventory and/or attainment of certain performance targets through December 2010. Additional contingent consideration, if any, will be recorded upon receipt of cash as an additional gain in cost of revenue. During 2008, we received contingent consideration of $1.1 million related to the buyer’s usage of inventory related to the GigaMux legacy product line. During 2009, we received additional contingent consideration of $0.4 million related to the buyer’s usage of inventory related to the GigaMux legacy product line.

In December 2007, we sold inventory and certain assets related to our Access Node legacy product line to a third party. The sale of the Access Node product line was not treated as a discontinued operation since it did not represent a component of our company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon sale of the Access Node inventory, we recognized a gain of $1.7 million in 2007 that was recorded in cost of revenue. In 2008, we recognized an additional gain of $0.2 million that was recorded in cost of revenue. During 2009, we recognized an additional gain of $0.2 million that was recorded in cost of revenue. We will continue to record additional gain in the future contingent upon attainment of certain earnout provisions. In addition to the sale of the inventory, we also sold fixed assets related to the Access Node legacy product line, which resulted in a gain of $0.7 million in 2007 that was recorded as a component of operating expenses.

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

During 2008, we determined that indicators of impairment existed, resulting in an impairment charge to goodwill of $70.4 million. As of December 31, 2008, we had no remaining goodwill.

We review long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable based on expected undiscounted cash flows attributable to that asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future net undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

At December 31, 2009, our long-lived assets consisted of $19.0 million of net property and equipment.

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

Fair value stock-based compensation expense for the year ended December 31, 2009 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated compensation expense for the share-based payment awards granted subsequent to December 31, 2005. Effective January 1, 2006, we changed our method of attributing the value of stock-based compensation to expense from the accelerated method to the straight line method. Compensation expense for all employee share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated method while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight line method.

In addition, stock-based compensation expense was recorded for options issued to non-employees. These options are generally immediately exercisable and expire seven to ten years from the date of grant. We value non-employee options using the Black Scholes model. Non-employee options subject to vesting are valued as they become vested.

In November 2008, we completed the Exchange Offer to exchange certain stock options issued to eligible employees, officers and directors of Zhone under Zhone’s equity incentive compensation plans. The primary purpose of the Exchange Offer was to motivate, retain and reward talented employees and directors. Stock options previously granted that had an exercise price per share of equal to or greater than $1.75 per share were eligible to be exchanged on a one-for-one basis for new stock options with an exercise price equal to the last reported sale price of Zhone common stock on The Nasdaq Global Market on the date of grant. Options for an aggregate of 2.9 million shares of common stock were exchanged on November 17, 2008. The new stock options issued pursuant to the Exchange Offer have an exercise price of $0.50, vest over a four-year period with no credit for past vesting and have a seven-year term. The Exchange Offer will result in incremental stock-based compensation of approximately $0.7 million to be recognized over the four-year vesting period. The remaining unrecognized compensation expense of the original grant will be amortized over the original requisite service period.

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

Operating Lease Liabilities

As a result of our acquisition of Paradyne in September 2005, we assumed certain lease liabilities for facilities in Largo, Florida. We have accrued a liability for the excess portion of these facilities. The computation of the estimated liability includes a number of assumptions and subjective variables. These variables include the level and timing of future sublease income, amount of contractual variable costs, future market rental rates, discount rate, and other estimated expenses. If circumstances change, and we employ different assumptions in future periods, the lease liability may differ significantly from what we have recorded in the current period and could materially affect our net loss and net loss per share. During the second quarter of 2008, we increased the excess lease liability balance by $3.3 million with a corresponding charge to general and administrative expenses. During 2009, we assumed that we would no longer be able to sublease the remaining excess space due to the continued deterioration in the real estate market. Accordingly, during 2009, we increased our excess lease liability balance by $0.6 million, with a corresponding charge to general and administrative expenses.

RESULTS OF OPERATIONS

We list in the tables below the historical consolidated statement of operations as a percentage of revenue for the periods indicated.

	Year Ended December 31,
	2009	2008	2007
Net revenue	100%	100%	100%
Cost of revenue	64%	69%	66%

Gross profit	36%	31%	34%

Operating expenses:
Research and product development	18%	19%	19%
Sales and marketing	17%	19%	19%
General and administrative	8%	11%	6%
Gain on sale of fixed assets	0%	0%	0%
Gain on sale of intangible assets	0%	(3)%	(3)%
Impairment of goodwill	0%	48%	0%

Total operating expenses	43%	94%	41%

Operating loss	(7)%	(63)%	(7)%
Interest expense	(1)%	(1)%	(1)%
Interest income	0%	1%	1%
Other income	0%	0%	0%

Loss before income taxes	(8)%	(63)%	(7)%
Income tax provision	0%	0%	0%

Net loss	(8)%	(63)%	(7)%

2009 COMPARED WITH 2008

Net Revenue

Information about our net revenue for products and services for 2009 and 2008 is summarized below (in millions):

	2009	2008	Increase (Decrease)	% change
Products	$120.9	$141.9	$(21.0)	(15)%
Services	5.6	4.3	1.3	30%

	$126.5	$146.2	$(19.7)	(13)%

Information about our net revenue for North America and international markets for 2009 and 2008 is summarized below (in millions):

	2009	2008	Increase (Decrease)	% change
Revenue by geography:
United States	$50.1	$60.8	$(10.7)	(18)%
Canada	5.5	5.4	0.1	2%

Total North America	55.6	66.2	(10.6)	(16)%

Latin America	18.0	32.2	(14.2)	(44)%
Europe, Middle East, Africa	48.7	43.9	4.8	11%
Asia Pacific	4.2	3.9	0.3	8%

Total International	70.9	80.0	(9.1)	(11)%

Total	$126.5	$146.2	$(19.7)	(13)%

Net revenue decreased 13% or $19.7 million to $126.5 million for 2009 compared to $146.2 million for 2008. The decrease in net revenue was attributable to a decrease in product revenue, which in 2009, decreased 15% or $21.0 million compared to 2008. The decrease was primarily due to the global recession and credit contraction which caused many of our customers to defer or reduce their network expansion. Service revenue increased 30% or $1.3 million compared to 2008. Service revenue represents revenue from maintenance and other services associated with product shipments.

International revenue decreased 11% or $9.1 million to $70.9 million in 2009 and represented 56% of total revenue compared with 55% in 2008. The decrease in international revenue was primarily due to lower demand in Latin America as a result of the global economic downturn and credit contraction. The decrease in Latin America was offset by an increase in revenue in Europe, Middle East and Africa in 2009 due to increased sales of our new products. We experienced significant growth associated with one international customer (Etisalat) that accounted for 19% of net revenue in 2009.

During 2009, Etisalat accounted for 19% of net revenue and no customer accounted for 10% or more of net revenue in 2008. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, decreased $20.0 million, or 20% to $81.1 million for 2009, compared to $101.1 million for 2008. Total cost of revenue was 64% of net revenue for 2009, compared to 69% of net revenue for 2008, which resulted in an increase in gross profit percentage from 31% in 2008 to 36% in 2009. The increase in gross profit percentage during 2009 was attributed to the change in product mix and decrease in personnel-related costs for 2009. Personnel related costs for 2009 decreased over 2008 by $3.3 million primarily due to headcount reductions and economies of scale.

In December 2007, we sold inventory and certain assets related to our Access Node legacy product line to a third party. The sale of the Access Node product line was not treated as a discontinued operation since it did not represent a component of our company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon sale of the Access Node inventory, we recognized a gain of $1.7 million that was recorded in cost of revenue in 2007. In 2008 and 2009, we recognized additional gains of $0.2 million and $0.2 million, respectively, which were recorded in cost of revenue. We will continue to record additional gain in the future contingent upon attainment of certain earnout provisions.

In January 2008, we sold inventory and certain assets related to our GigaMux legacy product line to a third party. The sale of the GigaMux legacy product line was not treated as a discontinued operation since it did not represent a component of our company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon sale of the GigaMux legacy product line, we recognized a gain of $1.3 million during the first quarter of 2008 that was recorded in cost of revenue. Additional gains of $1.1 million and $0.4 million were recognized in 2008 and 2009, respectively, related to certain earnout provisions which were recorded in cost of revenue.

We expect that in the future, our cost of revenue as a percentage of net revenue will vary depending on the mix and average selling prices of products sold in the future. In addition, continued competitive and economic pressures could cause us to reduce our prices, adjust the carrying values of our inventory, or record inventory charges relating to discontinued products and excess or obsolete inventory.

Research and Product Development Expenses

Research and product development expenses decreased 18% or $5.0 million to $22.1 million for 2009 compared to $27.1 million for 2008. The decrease was primarily due to restructuring efforts to streamline processes, which reduced personnel-related costs by $3.1 million and prototype costs by $1.2 million. We intend to continue to invest in research and product development to attain our strategic product development objectives, while seeking to manage the associated costs through expense controls.

Sales and Marketing Expenses

Sales and marketing expenses decreased 22% or $6.3 million to $22.0 million for 2009 compared to $28.3 million for 2008. The decrease was primarily attributable to reductions in personnel-related costs of $1.8 million from lower headcount as we realigned our resources to focus on emerging markets and also due to lower commission expenses of $1.5 million related to decreased sales, and a reduction in travel expenses of $1.0 million and trade show expenses of $0.9 million.

General and Administrative Expenses

General and administrative expenses decreased 37% or $5.7 million to $9.9 million for 2009 compared to $15.6 million for 2008. The decrease was primarily due to a reduction in personnel-related costs of $0.8 million, accounting and legal fees of $0.8 million and bad debt expenses of $0.8 million. In addition, during the second quarter of 2008, we significantly reduced our assumptions regarding estimated future sublease income primarily as a result of the deteriorating real estate market. Accordingly, we increased the excess lease liability balance by $3.3 million with a corresponding charge to general and administrative expenses during the second quarter of 2008.

Gain on Sale of Fixed Assets

Gain on sale of fixed assets was $0.5 million for 2008. The gain in 2008 was attributable to the sale of fixed assets associated with our sale of the GigaMux legacy product line in January 2008. There were no similar sales of fixed assets for 2009.

Gain on Sale of Intangible Assets

Gain on sale of intangible assets was $4.4 million for 2008. The gain in 2008 was attributable to the sale of intangible assets associated with our sale of the GigaMux legacy product line sold in January 2008 and the sale of our non-strategic legacy patents. There were no similar sales of intangible assets for 2009.

Impairment of Intangible Assets and Goodwill

We review goodwill and other long-lived assets, including intangible assets, for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In June 2008, we reviewed goodwill for impairment due to the significant decrease in our market capitalization in the three months ended June 30, 2008 as well as subsequent to period end. We determined that indicators of impairment existed, resulting in a goodwill impairment loss of $70.4 million during the second quarter of 2008. At December 31, 2008, we had no remaining goodwill or intangible assets.

Interest Expense

Interest expense for 2009 decreased by $0.3 million to $1.3 million compared to $1.6 million in 2008 due to a decrease in the outstanding debt balances and a reduction in interest rates during 2009.

Interest Income

Interest income for 2009 decreased by $0.6 million to $0.1 million compared to $0.7 million in 2008 due to lower average balances of cash and short-term investments and a reduction in interest rates during 2009.

Income Tax Provision

During the years ended December 31, 2009 and 2008, we recorded an income tax provision of $0.2 million and $0.3 million, respectively, related to foreign and state taxes. No material provision or benefit for income taxes was recorded in 2009 and 2008, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

2008 COMPARED WITH 2007

Revenue

Information about our net revenue for products and services for 2008 and 2007 is summarized below (in millions):

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

International revenue decreased 6% or $5.5 million to $80.0 million in 2008 and represented 55% of total revenue compared with 49% in 2007. The increase in the concentration of international revenue represented the relative demand for our next-generation products in both existing and new network deployments among emerging international carriers compared to carriers in developed countries. Revenues in North America were adversely impacted by sale of legacy product lines, the global economic recession and credit contraction which caused many of our customers to defer or reduce their network expansion in 2008.

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

Sales and Marketing Expenses

Sales and marketing expenses decreased 15% or $4.9 million to $28.3 million for 2008 compared to $33.2 million for 2007. The decrease was primarily attributable to a reduction in personnel-related costs of $2.5 million from lower headcount as we realigned our resources to focus on emerging markets and also due to lower commission expenses of $1.1 million related to decreased sales, and reduced travel expenses of $0.7 million.

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

At December 31, 2009, cash, cash equivalents and short-term investments were $21.8 million compared to $36.2 million at December 31, 2008. This amount included cash and cash equivalents of $21.5 million at December 31, 2009 compared to $33.3 million at December 31, 2008. The decrease in cash and cash equivalents of $11.8 million was attributable to net cash used in operating and financing activities of $8.5 million and $5.3 million, respectively, offset by net cash provided by investing activities of $1.9 million.

Operating Activities

For fiscal year 2009, net cash used in operating activities consisted of a net loss of $10.0 million, adjusted for non-cash charges totaling $5.9 million and an increase in operating assets totaling $4.4 million. The most significant components of the changes in net operating assets were an increase in accounts receivable of $15.2 million offset by a decrease in inventories of $10.5 million. The increase in accounts receivable was primarily due to the aging of Etisalat which accounted for 66% of net accounts receivable as of December 31, 2009. The decrease in inventories was primarily due to better utilization of inventory during 2009.

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

Investing Activities

For fiscal year 2009, net cash provided by investing activities consisted primarily of proceeds from the sale and maturity of short-term investments of $2.9 million offset by purchases of short-term investments of $0.3 million and equipment purchases of $0.8 million.

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

Financing Activities

For fiscal year 2009, net cash used in financing activities consisted primarily of repayment of the debt and credit facility of $5.4 million primarily in connection with the replacement of our existing revolving line of credit and letter of credit facility with Silicon Valley Bank, or SVB, with a new revolving line of credit and letter of credit in March 2009.

For fiscal year 2008, net cash used in financing activities consisted primarily of repayment of debt of $0.3 million, offset by proceeds from the issuance of common stock of $0.3 million.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents and short-term investments, which totaled $21.8 million at December 31, 2009, and our $20.0 million revolving line of credit and letter of credit facility with SVB (the SVB Facility). Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. To date, we have experienced no loss of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Under the SVB Facility, we have the option of borrowing funds at agreed upon interest rates. The amount that we are able to borrow under the SVB Facility varies based on the eligible accounts receivable, as defined in the agreement, as long as the principal amount outstanding does not exceed $20.0 million. In addition, under the SVB Facility, we are able to utilize the facility as security for letters of credit.

Under the SVB Facility, $10.0 million was outstanding at December 31, 2009. In addition, $8.1 million was committed as security for various letters of credit and $0.3 million was unused and available for borrowing as of December 31, 2009. The amounts borrowed under the SVB Facility bear interest, payable monthly, at a floating rate that is SVB’s prime rate plus 2.5%. The minimum interest rate is 6.5%. The interest rate was 6.5% at December 31, 2009.

Our obligations under the SVB Facility are secured by substantially all of our personal property assets and those of our subsidiaries, including our intellectual property. The SVB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we do not comply with the various covenants and other requirements under the SVB Facility, SVB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the SVB Facility. As of December 31, 2009, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.

In January 2010, we repaid the $10.0 million outstanding under the SVB Facility. In March 2010, the SVB Facility was renewed and the aggregate amount available for borrowing increased to $25.0 million as discussed in Note 15 to the consolidated financial statements.

Future Requirements and Funding Sources

Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. As a result of the Paradyne acquisition in 2005, we assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $10.9 million as of December 31, 2009. We intend to continue to occupy only a portion of these facilities and are evaluating our options to exit the excess portion of the lease. We have recorded a liability of $4.4 million as of December 31, 2009, which we believe is adequate to cover costs incurred to exit the excess portion of these facilities, net of estimated sublease income.

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

Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of large balances due from a relatively small number of customer account balances. As of December 31, 2009, Etisalat accounted for 66% of net accounts receivable, and receivables from customers in countries other than the United States represented 82% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

We expect that operating losses and negative cash flows from operations may continue. In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may need to raise additional capital through the issuance of debt or equity financing or the sale of assets. Continued uncertainty in credit markets may negatively impact our ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. Likewise, any equity financing could result in additional dilution of our stockholders. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions we have previously taken. Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments and available credit facilities will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Contractual Commitments and Off-Balance Sheet Arrangements

At December 31, 2009, our future contractual commitments by fiscal year were as follows (in thousands):

	Total	2010	2011	2012	2013	2014
Operating leases	$11,706	$4,783	$4,531	$2,299	$93	$—
Purchase commitments	6,074	6,074	—	—	—	—
Line of credit	10,000	10,000	—	—	—	—
Debt	18,696	411	18,285	—	—	—

Total	$46,476	$21,268	$22,816	$2,299	$93	$—

Operating Leases

The operating lease amounts shown above represent primarily off-balance sheet arrangements. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet, net of estimated sublease income. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. Of the total $11.7 million operating lease amount, $4.4 million has been recorded as a liability on our balance sheet as of December 31, 2009.

Purchase commitments

The purchase commitments shown above represent non-cancellable inventory purchase commitments as of December 31, 2009. The inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by us at time of order.

Line of Credit and Debt

The debt and line of credit obligations have been recorded as liabilities on our balance sheet. The debt and line of credit obligation amounts shown above represent the scheduled principal repayments, but not the associated interest payments which may vary based on changes in market interest rates. At December 31, 2009 the interest rate on our outstanding debt and line of credit obligations was 6.5%.

As of December 31, 2009, we had $10.0 million outstanding under our line of credit and an additional $8.1 million committed as security for various letters of credit, as discussed in Note 6 to the consolidated financial statements.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codifications”), a replacement of the existing codification standards. The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (GAAP), superseding various existing authoritative accounting pronouncements. The Codification eliminates the existing GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the Codification in the third quarter of 2009. There was no change to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our notes to consolidated financial statements.

In August 2009, FASB issued an Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures (820)-Measuring Liabilities at Fair Value. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. We adopted the updated standards in the third quarter of 2009. The adoption did not have any impact on our consolidated financial statements.

In September 2009, FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have Vendor-Specific Objective Evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. We are currently assessing the impact of these amendments to the ASC on our accounting and reporting systems and processes; however, at this time we are unable to quantify the impact on our financial statements of our adoption or determine the timing and method of our adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash, Cash Equivalents and Short-Term Investments

We consider all cash and highly liquid investments purchased with an original maturity of less than three months to be cash equivalents.

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009	December 31, 2008
Cash and cash equivalents	$21,460	$33,251
Short-term investment	306	2,992

	$21,766	$36,243

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments consist principally of demand deposit and money market accounts, commercial paper and corporate debentures and bonds with credit ratings of AA or better. Cash and cash equivalents and short-term investments are principally held with various domestic financial institutions with high credit standing. Allowances are maintained for potential doubtful accounts. During the year ended December 31, 2009, Etisalat accounted for 19% of net revenue. No customer accounted for 10% or more of net revenue for the year ended December 31, 2008.

As of December 31, 2009, Etisalat accounted for 66% of net accounts receivable, which were denominated in a foreign currency. As of December 31, 2008, Etisalat accounted for 14% of net accounts receivable, and another customer accounted for 18% of net accounts receivable.

As of December 31, 2009 and December 31, 2008, receivables from customers in countries other than the United States represented 82% and 75%, respectively, of net accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We do not use derivative financial instruments in our investment portfolio. We do not hold financial instruments for trading or speculative purposes. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. Under our investment policy, short-term investments have a maximum maturity of one year from the date of acquisition, and the average maturity of the portfolio cannot exceed six months. Due to the relatively short maturity of the portfolio, a 10% increase in market interest rates at December 31, 2009 would decrease the fair value of the portfolio by less than $0.1 million.

As of December 31, 2009, our outstanding debt balance was $18.7 million. Interest on our debt accrues on the unpaid principal balance at a variable interest rate (which adjusts every six months) equal to the sum of the LIBOR rate plus 3.0% per annum; provided that in no event will the variable interest rate (a) exceed 14.2488% per annum, (b) be less than 6.5% per annum, or (c) be adjusted by more than 1.0% at any adjustment date. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.4 million.

Foreign Currency Risk

We transact business in various foreign countries. Substantially all of our assets are located in the United States. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily intercompany receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During 2009 and 2008, we did not hedge any of our foreign currency exposure. During both 2009 and 2008, we recorded $0.1 million of foreign exchange loss in other income (expense) on our statements of operations.

We have performed sensitivity analyses as of December 31, 2009 and 2008, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.1 million for 2009 and 2008. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Zhone Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Zhone Technologies, Inc. and subsidiaries (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zhone Technologies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zhone Technologies, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California
March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Zhone Technologies, Inc.:

We have audited Zhone Technologies, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Zhone Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Zhone Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zhone Technologies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California
March 16, 2010

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2009 and 2008

(In thousands, except par value)

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$21,460	$33,251
Short-term investments	306	2,992
Accounts receivable, net of allowances for sales returns and doubtful accounts of $5,042 in 2009 and $5,155 in 2008	37,107	23,665
Inventories	30,228	40,706
Prepaid expenses and other current assets	2,098	2,654

Total current assets	91,199	103,268
Property and equipment, net	18,961	20,003
Restricted cash	58	123
Other assets	41	55

Total assets	$110,259	$123,449

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,914	$12,719
Line of credit	10,000	15,000
Current portion of long-term debt	411	380
Accrued and other liabilities	12,031	13,162

Total current liabilities	37,356	41,261
Long-term debt, less current portion	18,285	18,698
Other long-term liabilities	2,945	4,193

Total liabilities	58,586	64,152

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 30,272 and 30,137 shares as of December 31, 2009 and 2008, respectively (1)	30	30
Additional paid-in capital	1,066,974	1,064,614
Other comprehensive income	293	250
Accumulated deficit	(1,015,624)	(1,005,597)

Total stockholders’ equity	51,673	59,297

Total liabilities and stockholders’ equity	$110,259	$123,449

(1)	Authorized, issued and outstanding share amounts reflect the one-for-five reverse stock split effected on March 11, 2010.

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2009, 2008 and 2007

(In thousands, except per share data)

	2009	2008	2007
Net revenue	$126,501	$146,160	$175,448
Cost of revenue (1)	81,106	101,096	116,370

Gross profit	45,395	45,064	59,078

Operating expenses:
Research and product development (1)	22,113	27,063	32,720
Sales and marketing (1)	22,042	28,269	33,192
General and administrative (1)	9,933	15,609	10,170
Gain on sale of fixed assets	—	(455)	(659)
Gain on sale of intangible assets	—	(4,397)	(5,000)
Impairment of goodwill	—	70,401	—

Total operating expenses	54,088	136,490	70,423

Operating loss	(8,693)	(91,426)	(11,345)
Interest expense	(1,331)	(1,625)	(2,213)
Interest income	47	708	1,813
Other income	121	78	37

Loss before income taxes	(9,856)	(92,265)	(11,708)
Income tax provision	171	270	394

Net loss	$(10,027)	$(92,535)	$(12,102)

Basic and diluted net loss per share (2)	$(0.33)	$(3.08)	$(0.40)
Weighted average shares outstanding used to compute basic and diluted net loss per share (2)	30,200	30,068	29,925

(1) Amounts include stock-based compensation cost as follows:
Cost of revenue	104	158	296
Research and product development	414	479	717
Sales and marketing	484	511	603
General and administrative	1,258	1,203	1,250
(2)	All per share and weighted average share amounts have been adjusted to retroactively reflect the one-for-five reverse stock split effected on March 11, 2010.

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2009, 2008 and 2007 (In thousands)

	Common stock		Additional paid-in capital	Other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 2006	29,855	$30	$1,058,436	$98	$(900,960)	$157,604
Exercise of stock options for cash	14	—	14	—	—	14
Issuance of common stock in connection with employee stock purchase plan	128	—	653	—	—	653
Issuance of common stock for services	8	—	49	—	—	49
Stock-based compensation	—	—	2,817	—	—	2,817
Comprehensive loss:
Net loss	—	—	—	—	(12,102)	(12,102)
Foreign currency translation adjustment	—	—	—	505	—	505
Unrealized gain on available for sale securities	—	—	—	7	—	7

Total comprehensive loss						(11,590)

Balances as of December 31, 2007	30,005	30	1,061,969	610	(913,062)	149,547
Exercise of stock options for cash	6	—	6	—	—	6
Issuance of common stock in connection with employee stock purchase plan	111	—	288	—	—	288
Issuance of common stock for services	15	—	81	—	—	81
Stock-based compensation	—	—	2,270	—	—	2,270
Comprehensive loss:
Net loss	—	—	—	—	(92,535)	(92,535)
Foreign currency translation adjustment	—	—	—	(355)	—	(355)
Unrealized loss on available for sale securities	—	—	—	(5)	—	(5)

Total comprehensive loss						(92,895)

See accompanying notes to consolidated financial statements.

	Common stock		Additional paid-in capital	Other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 2008	30,137	30	1,064,614	250	(1,005,597)	59,297
Exercise of stock options for cash	20	—	13	—	—	13
Issuance of common stock in connection with employee stock purchase plan	83	—	87	—	—	87
Issuance of common stock for services	32	—	66	—	—	66
Stock-based compensation	—	—	2,194	—	—	2,194
Comprehensive loss:
Net loss	—	—	—	—	(10,027)	(10,027)
Foreign currency translation adjustment	—	—	—	48	—	48
Unrealized loss on available for sale securities	—	—	—	(5)	—	(5)

Total comprehensive loss						(9,984)

Balances as of December 31, 2009	30,272	$30	$1,066,974	$293	$(1,015,624)	$51,673

Share amounts reflect the one-for-five reverse stock split effected on March 11, 2010.

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net loss	$(10,027)	$(92,535)	$(12,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,834	2,204	2,660
Stock-based compensation	2,260	2,351	2,866
Impairment of goodwill	—	70,401	—
Gain on sale of intangible assets	—	(4,397)	(5,000)
Gain on sale of fixed assets	—	(455)	(659)
Loss on disposal of fixed assets	2	—	—
(Accretion) or impairment of investments	44	(169)	(462)
Provision for sales returns and doubtful accounts	1,780	3,143	3,305
Changes in operating assets and liabilities:
Accounts receivable	(15,222)	6,450	(4,735)
Inventories	10,478	3,992	338
Prepaid expenses and other current assets	556	1,150	585
Other assets	14	21	3
Accounts payable	2,195	(8,557)	2,383
Accrued and other liabilities	(2,379)	(823)	(3,958)

Net cash used in operating activities	(8,465)	(17,224)	(14,776)

Cash flows from investing activities:
Tax refund related to acquisition of Sorrento	—	—	336
Proceeds from sale of intangible assets	—	4,397	5,000
Proceeds from sale of assets	—	502	2,250
Purchases of property and equipment	(794)	(1,436)	(1,365)
Purchases of short-term investments	(308)	(10,879)	(26,992)
Proceeds from maturity of short-term investments	2,945	20,412	32,437
Changes in restricted cash	65	63	(87)

Net cash provided by investing activities	1,908	13,059	11,579

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	100	294	667
Borrowings (repayment) under credit facilities	(5,000)	—	500
Repayment of debt	(382)	(327)	(7,644)

Net cash used in financing activities	(5,282)	(33)	(6,477)

Effect of exchange rate changes on cash	48	(355)	505

Net decrease in cash and cash equivalents	(11,791)	(4,553)	(9,169)
Cash and cash equivalents at beginning of year	33,251	37,804	46,973

Cash and cash equivalents at end of year	$21,460	$33,251	$37,804

Supplemental disclosures of cash flow information:
Cash paid during period for:
Taxes	$171	$371	$349
Interest	1,339	1,639	2,226
Noncash investing and financing activities:
Reclassification of restricted cash	—	—	537

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies

(a) Description of Business

Zhone Technologies, Inc. (sometimes referred to, collectively with its subsidiaries, as “Zhone” or the “Company”) designs, develops and manufactures communications network equipment for telecommunications, wireless and cable operators worldwide. The Company’s products allow network service providers to deliver video and interactive entertainment services in addition to their existing voice and data service offerings. The Company was incorporated under the laws of the state of Delaware in June 1999. The Company began operations in September 1999 and is headquartered in Oakland, California.

(b) Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

(c) Reverse Stock Split

On March 11, 2010, the Company effected a one-for-five reverse stock split. All share and per share information included in the Company’s consolidated financial statements and accompanying notes presented herein reflect the retroactive effect of the one-for-five reverse stock split, as discussed in Note 15.

(d) Risks and Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s continued losses reduced cash, cash equivalents and short-term investments in 2008 and 2009. As of December 31, 2009, the Company had approximately $21.8 million in cash, cash equivalents and short-term investments and $10.0 million of current debt outstanding under its revolving line of credit and letter of credit facility (the “SVB Facility”). The Company renewed the SVB Facility on March 15, 2010, as discussed in Note 15. As of December 31, 2009, the Company also had long-term debt of $18.7 million outstanding under a secured real estate loan that becomes due in April 2011. Continued uncertainty in the credit markets may negatively impact the Company’s ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. In order to meet liquidity needs and finance capital expenditures and working capital, the Company may be required to sell assets, or to borrow on potentially unfavorable terms. The Company may be unable to sell assets or access additional indebtedness to meet these needs. As a result, the Company may become unable to pay its ordinary expenses, including its debt service, on a timely basis. The Company’s current lack of liquidity could harm it by:

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

During 2008 and 2009, the Company implemented several activities intended to reduce costs, improve operating efficiencies and change its operations to more closely align them with its key strategic focus, including the sale of legacy product lines and headcount reductions.

The Company expects that operating losses and negative cash flows from operations may continue. In order to meet the Company’s liquidity needs and finance its capital expenditures and working capital needs for the business, the Company may need to raise additional capital through the issuance of debt or equity financing or the sale of assets. Continued uncertainty in credit markets may negatively impact the Company’s ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict the Company’s ability to operate its business. The recent events in the U.S. credit markets have also had an adverse effect on other U.S. financial markets and have adversely affected the trading prices of equity securities of many U.S. companies, including Zhone, which may make it more difficult or costly for the Company to raise capital through the issuance of common stock, preferred stock or other equity securities. If the Company elects to raise equity capital, this may be dilutive to existing stockholders and could reduce the trading price of Zhone common stock. If the Company is unable to obtain additional capital or is required to obtain additional capital on terms that are not favorable, it may be required to reduce the scope of its planned product development and sales and marketing efforts beyond the reductions it has previously taken. Based on the Company’s current plans and business conditions, it believes that its existing cash, cash equivalents and short-term investments and available credit facilities will be sufficient to satisfy its anticipated cash requirements for the foreseeable future.

(e) Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

(f) Revenue Recognition

The Company recognizes revenue when the earnings process is complete. The Company recognizes product revenue upon shipment of product under contractual terms which transfer title to customers upon shipment, under normal credit terms, net of estimated sales returns and allowances at the time of shipment. Revenue is deferred if there are significant post-delivery obligations, if collection is not considered reasonably assured at the time of sale, or if the fees are not fixed or determinable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. The Company’s arrangements generally do not have any significant post-delivery obligations. If the Company’s arrangements include customer acceptance provisions, revenue is recognized upon obtaining the signed acceptance certificate from the customer, unless the Company can objectively demonstrate that the delivered products or services meet all the acceptance criteria specified in the arrangement prior to obtaining the signed acceptance. In those instances where revenue is recognized prior to obtaining the signed acceptance certificate, the Company uses successful completion of customer testing as the basis to objectively demonstrate that the delivered products or services meet all the acceptance criteria specified in the arrangement. The Company also considers historical acceptance experience with the customer, as well as the payment terms specified in the arrangement, when revenue is recognized prior to obtaining the signed acceptance certificate. The Company offers products and services such as support, education and training, hardware upgrades and post-warranty support. For multiple element revenue arrangements, the Company establishes the fair value of these products and services based primarily on sales prices when the products and services are sold separately. If fair value cannot be established for undelivered elements, all of the revenue under the arrangement is deferred until those elements have been delivered. When collectibility is not reasonably assured, revenue is recognized when cash is collected. Revenue from education services and support services is recognized over the contract term or as the service is performed. The Company makes certain sales to product distributors. These customers are given certain privileges to return a portion of inventory. Return privileges generally allow distributors to return inventory based on a percent of purchases made within a specific period of time. The Company recognizes revenue on sales to distributors that have contractual return rights when the products have been sold by the distributors, unless there is sufficient customer specific sales and sales returns history to support revenue recognition upon shipment. In those instances when revenue is recognized upon shipment to distributors, the Company uses historical rates of return from the distributors to provide for estimated product returns. The Company accrues for warranty costs, sales returns and other allowances at the time of shipment based on historical experience and expected future costs.

(g) Allowances for Sales Returns and Doubtful Accounts

The Company records an allowance for sales returns for estimated future product returns related to current period product revenue. The allowance for sales returns is recorded as a reduction of revenue and an allowance against accounts receivable. The Company bases its allowance for sales returns on periodic assessments of historical trends in product return rates and current approved returned products. If the actual future returns were to deviate from the historical data on which the reserve had been established, the Company’s future revenue could be adversely affected.

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments for amounts owed to the Company. The allowance for doubtful accounts is recorded as a charge to general and administrative expenses. The Company bases its allowance on periodic assessments of its customers’ liquidity and financial condition through analysis of information obtained from credit rating agencies, financial statement review and historical collection trends. Additional allowances may be required in the future if the liquidity or financial conditions of its customers deteriorate, resulting in impairment in their ability to make payments.

Activity under the Company’s allowance for sales returns and doubtful accounts was comprised as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Balance at beginning of year	$5,155	$5,941	$6,939
Charged to revenue	1,800	2,356	2,728
Charged to (reversal of) expense	(20)	787	577
Utilization	(1,893)	(3,929)	(4,303)

Balance at end of year	$5,042	$5,155	$5,941

The allowance for doubtful accounts was $3.8 million and $3.9 million as of December 31, 2009 and 2008, respectively.

(h) Inventories

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

(i) Operating Lease Liabilities

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

(j) Foreign Currency Translation

For operations outside the United States, the Company translates assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at end of period exchange rates. Revenues and expenses are translated at monthly average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries, is included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. Realized gains and losses on foreign currency transactions are included in other income (expense) in the accompanying consolidated statement of operations. During 2009, 2008 and 2007, the Company recorded a $0.1 million realized foreign exchange loss for each period in other income (expense) on its statements of operations.

(k) Cash and Cash Equivalents, and Short-Term Investments

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

Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2009 (in thousands):

	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and Cash Equivalents:
Cash	$19,050	$—	$—	$19,050
Money Market Funds	2,410	—	—	2,410

	$21,460	$—	$—	$21,460

Short-term investments:
Commercial Paper	$—	$—	$—	$—
Corporate Securities	306	—	—	306

	$306	$—	$—	$306

Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2008 (in thousands):

	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and Cash Equivalents:
Cash	$26,607	$—	$—	$26,607
Money Market Funds	6,644	—	—	6,644

	$33,251	$—	$—	$33,251

Short-term investments:
Commercial Paper	$896	$2	$—	$898
Corporate Securities	2,091	5	(2)	2,094

	$2,987	$7	$(2)	$2,992

(l) Fair Value of Financial Instruments

The carrying amounts of the Company’s consolidated financial instruments which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of December 31, 2009 and 2008 due to the relatively short maturities of these instruments. The carrying value of the Company’s debt obligations at December 31, 2009 and 2008 approximate their fair value.

(m) Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments consist principally of demand deposit and money market accounts, commercial paper and corporate debentures and bonds with credit ratings of AA or better. Cash and cash equivalents and short-term investments are principally held with various domestic financial institutions with high credit standing. Allowances are maintained for potential doubtful accounts. During the year ended December 31, 2009, Etisalat accounted for 19% of net revenue. No customer accounted for 10% or more of net revenue for the year ended December 31, 2008.

The target customers for the Company’s products are network service providers that operate voice, data and video communications networks. There are a limited number of potential customers in this target market. The Company expects that a significant portion of the Company’s future revenue will depend on sales of its products to a limited number of customers. Any failure of one or more customers to purchase products from the Company for any reason, including any downturn in their businesses, would seriously harm the Company’s business, financial condition and results of operations.

As of December 31, 2009, Etisalat accounted for 66% of net accounts receivable, which are denominated in a foreign currency. As of December 31, 2008, Etisalat accounted for 14% of net accounts receivable, and another customer accounted for 18% of net accounts receivable.

As of December 31, 2009 and December 31, 2008, receivables from customers in countries other than the United States represented 82% and 75%, respectively, of net accounts receivable.

The Company may provide or commit to extend credit or credit support to certain customers. During the years ended December 31, 2009 and 2008, the Company sold zero and $10.2 million, respectively, of customer trade receivables to financial institutions on a non-recourse basis in exchange for cash. The sale of the receivables did not represent a securitization, and there was no continuing involvement or interests in the receivables by the Company after the sale. As of December 31, 2009, the Company did not have any significant customer financing commitments or guarantees.

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

(o) Goodwill

Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill. The Company tests for goodwill impairment at least annually using a two-step approach. The Company evaluates goodwill on an annual basis in November, at a minimum, and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The Company has determined that it operates in a single segment with one operating unit. The Company performs the annual goodwill impairment test using the market approach. If the carrying amount of the reporting unit exceeds its fair value, indication of goodwill impairment exists and a second step is performed to measure the amount of impairment loss, if any. During the year ended December 31, 2008, the Company recorded non-cash goodwill impairment charges of $70.4 million, as discussed in Note 3.

(p) Purchased Intangibles and Other Long-Lived Assets

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

(q) Accounting for Stock-Based Compensation

The Company has adopted the Black Scholes model to estimate the fair value of options. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Awards of stock options granted to consultants under the Company’s share-based compensation plans are accounted for at fair value determined by using the Black Scholes option pricing. These options are generally immediately exercisable and expire seven to ten years from the date of grant. The Company values non-employee options using the Black Scholes model. Non-employee options subject to vesting are valued as they become vested.

Effective January 1, 2006, the Company changed its method of attributing the values of the stock-based compensation to expense from the accelerated method to the straight line method. Compensation expense for all employee share-based payments awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated method while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight line method.

(r) Income Taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2009 and 2008 due to the significant uncertainty regarding whether the deferred tax assets will be realized.

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

(u) Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codifications”), a replacement of the existing codification standards. The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (GAAP), superseding various existing authoritative accounting pronouncements. The Codification eliminates the existing GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification in the third quarter of 2009. There was no change to the Company’s consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in its notes to consolidated financial statements.

In August 2009, FASB issued an Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures (820)-Measuring Liabilities at Fair Value. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. The Company adopted the updated standards in the third quarter of 2009. The adoption did not have any impact on the Company’s consolidated financial statements.

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

(2) Operating Lease Liabilities

As a result of the acquisition of Paradyne Networks, Inc. (“Paradyne”) in September 2005, the Company assumed certain lease liabilities for facilities in Largo, Florida. The Company has accrued a liability for the excess portion of these facilities. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $10.9 million as of December 31, 2009, of which $4.4 million was accrued for excess facilities, net of estimated sublease income. During the second quarter of 2008, the Company significantly reduced its assumptions regarding estimated future sublease income primarily as a result of the deteriorating real estate market. Accordingly, during the second quarter of 2008, the Company increased its excess lease liability balance by $3.3 million with a corresponding charge to general and administrative expenses. During 2009, the Company assumed that it would no longer be able to sublease the remaining excess space due to the continued deterioration in the real estate market. Accordingly, during 2009, the Company increased its excess lease liability balance by $0.6 million, with a corresponding charge to general and administrative expenses. A summary of current period activity related to excess lease liabilities accrued is as follows (in thousands):

Exit Costs
Balance at December 31, 2008	$5,597
Cash payments, net	(1,758)
Change in estimate	579

Balance at December 31, 2009	$4,418

A summary of the excess lease liabilities at their net present value is as follows (in thousands):

Exit Costs
Future lease payments for excess space	$5,919
Less: contractual sublease income	(1,501)

Balance at December 31, 2009	$4,418

The current portion of the excess lease liability as of December 31, 2009 of $1.8 million is classified in “Accrued and other liabilities” and the long-term portion of $2.6 million is classified in “Other long-term liabilities” in the accompanying consolidated balance sheet.

(3) Long-lived Assets, Goodwill and Other Acquisition-Related Intangible Assets

The Company tests goodwill for impairment using a two step approach on an annual basis in November, or when certain indicators of impairment exist. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit using the market approach. The Company has determined that it operates in a single segment with one reporting unit. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In 2008, the Company determined that the reporting unit’s carrying value exceeded its fair value and the second step was performed, resulting in a goodwill impairment loss of $70.4 million.

Changes in the carrying amount of goodwill were as follows (in thousands):

	Year ended December 31,
	2009	2008
Beginning balance	$—	$70,401
Impairment of goodwill	—	(70,401)
Other adjustments	—	—

Ending balance	$—	$—

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

The Company estimates the fair value of its long-lived assets based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, the Company is required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. As of December 31, 2009, the Company’s long-lived assets consisted of $19.0 million of net property and equipment.

Sale of Intangible Assets

During 2008 and 2007, the Company sold some of its non-strategic patents for $1.1 million and $5.0 million, respectively. The resulting $1.1 million and $5.0 million gain were recorded within operating expenses as gain on sale of intangible assets. There were no similar sales of intangible assets during 2009.

Sale of Legacy Inventory and Other Assets

In January 2008, the Company sold its GigaMux legacy product line to a third party. The sale of the GigaMux legacy product line was not treated as a discontinued operation since it did not represent a component of the Company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. The Company allocated the proceeds received to receivables, inventory, fixed assets and intangible assets based on the relative fair value of the assets sold. The Company recognized a gain of $1.3 million on the sale of the inventory related to this product line in the first quarter of 2008 that was recorded in cost of revenue. The Company also recognized a gain of $0.5 million and $3.2 million on the sale of fixed assets and intangible assets, respectively, in the first quarter of 2008 that was recorded as a component of operating expenses. The Company is entitled to additional contingent consideration for the sale of the GigaMux legacy product line upon the buyer’s usage of inventory and/or attainment of certain performance targets through December 2010. Additional contingent consideration, if any, will be recorded upon receipt of cash as an additional gain in cost of revenue. During 2008, the Company received contingent consideration of $1.1 million related to the buyer’s usage of inventory related to the GigaMux legacy product line. During 2009, the Company received additional contingent consideration of $0.4 million related to the buyer’s usage of inventory related to the GigaMux legacy product line.

In December 2007, the Company sold inventory and certain assets related to its Access Node legacy product line to a third party. The sale of the Access Node product line was not treated as a discontinued operation since it did not represent a component of the Company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon sale of the Access Node inventory, the Company recognized a gain of $1.7 million in 2007 that was recorded in cost of revenue. In 2008, the Company recognized an additional gain of $0.2 million that was recorded in cost of revenue. During 2009, the Company recognized an additional gain of $0.2 million that was recorded in cost of revenue. The Company will continue to record additional gains in the future contingent upon attainment by the buyer of certain earnout provisions. In addition to the sale of inventory, the Company also sold fixed assets related to the Access Node legacy product line. Upon the sale of the fixed assets, the Company recorded a gain of $0.7 million in 2007, which was recorded as a component of operating expenses.

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

The following table represents the Company’s financial assets and liabilities at fair value on a recurring basis as of December 31, 2009 and the basis for that measurement:

	Fair Value Measurements at Reporting Date Using (In Thousands)
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$2,410	$2,410	$—	$—
Corporate securities (2)	306	—	306	—

Total	$2,716	$2,410	$306	$—

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.

Effective January 1, 2009, the Company adopted fair value measurements for all non-financial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of fair value measurement for non-financial assets and liabilities did not materially impact the Company’s consolidated financial statements for the year ended December 31, 2009 and the Company does not expect the adoption to have a material impact on the amounts reported in its consolidated financial statements in future periods.

(5) Balance Sheet Detail

Balance sheet detail as of December 31, 2009 and 2008 is as follows (in thousands):

	2009	2008
Inventories:
Raw materials	$20,898	$26,720
Work in process	3,071	5,160
Finished goods	6,259	8,826

	$30,228	$40,706

Property and equipment, net:
Land	$4,821	$4,821
Buildings	14,007	14,007
Machinery and equipment	9,420	8,682
Computers and acquired software	3,795	3,536
Furniture and fixtures	313	513
Leasehold improvements	376	381

	32,732	31,940
Less accumulated depreciation and amortization	(13,771)	(11,937)

	$18,961	$20,003

Depreciation and amortization expense associated with property and equipment amounted to $1.8 million, $2.2 million and $2.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

	2009	2008
Accrued and other liabilities (in thousands):
Accrued warranty	$1,662	$1,979
Accrued compensation	2,700	2,765
Accrued exit costs	1,785	1,718
Deferred revenue	624	683
Other	5,260	6,017

	$12,031	$13,162

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table summarizes the activity related to the product warranty liability during the years ended December 31, 2009 and 2008 (in thousands):

Balance at December 31, 2007	$2,487
Charged to operations	1,625
Claims/settlements	(2,133)

Balance at December 31, 2008	$1,979
Charged to operations	1,537
Claims/settlements	(1,854)

Balance at December 31, 2009	$1,662

(6) Debt

Secured Real Estate Loan

Long-term debt as of December 31, 2009 and 2008 consisted of a secured real estate loan as follows (in thousands):

	2009	2008
Secured real estate loan due April 2011	$18,696	$19,078
Less current portion of long-term debt	(411)	(380)

	$18,285	$18,698

Aggregate debt maturities as of December 31, 2009 were $0.4 million in fiscal 2010 and $18.3 million in fiscal 2011.

In December 2005, the Company entered into an amendment to an existing loan with a financial institution relating to the financing of its Oakland, California campus (the “Amended Loan”). Under the Amended Loan, (a) the outstanding principal balance was paid down from approximately $31.1 million to approximately $20.0 million, (b) the maturity date was extended five years to April 1, 2011, (c) the floor rate was reduced from 8.0% per annum to 6.5% per annum, (d) the variable rate margin was reduced from 3.5% per annum to 3.0% per annum, (e) the amortization period for purposes of calculating monthly principal payments was amended to a period of 25 years commencing on January 1, 2006, and (f) the financial institution cancelled the Company’s $6.0 million letter of credit. Interest accrues on the unpaid principal balance at a variable interest rate (which adjusts every six months) equal to the sum of the LIBOR rate plus 3.0% per annum; provided that in no event will the variable interest rate (a) exceed 14.2488% per annum, (b) be less than 6.5% per annum, or (c) be adjusted by more than 1.0% at any adjustment date. The Company is obligated to make monthly payments of principal and interest in an amount which fully amortizes the then unpaid principal balance of the loan and interest accruing thereon at the interest rate in effect in equal monthly installments over the remaining term of the amortization period. The interest rate on this debt was 6.5% as of December 31, 2009. The Company’s obligations under the Amended Loan remain secured by a security interest in the Company’s campus. As of December 31, 2009 and 2008, the debt was collateralized by land and buildings with a net book value of $15.7 million and $16.1 million, respectively.

Credit Facility

In March 2009, the Company entered into the SVB Facility with Silicon Valley Bank (“SVB”) to provide liquidity and working capital through March 15, 2010. The SVB Facility replaced the prior SVB facilities.

Under the SVB Facility, the Company has the option of borrowing funds at agreed upon interest rates. The amount that the Company is able to borrow under the SVB Facility varies based on the eligible accounts receivable, as defined in the agreement, as long as the principal amount outstanding does not exceed $20.0 million. In addition, under the SVB Facility, the Company is able to utilize the facility as security for letters of credit.

Under the SVB Facility, $10.0 million was outstanding at December 31, 2009. In addition, $8.1 million was committed as security for various letters of credit and $0.3 million was unused and available for borrowing as of December 31, 2009. The amounts borrowed under the SVB Facility bear interest, payable monthly, at a floating rate that is SVB’s prime rate plus 2.5%. The minimum interest rate is 6.5%. The interest rate was 6.5% at December 31, 2009.

The Company’s obligations under the SVB Facility are secured by substantially all of its personal property assets and those of its subsidiaries, including their intellectual property. The SVB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company does not comply with the various covenants and other requirements under the SVB Facility, SVB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the SVB Facility. As of December 31, 2009, the Company was in compliance with these covenants.

(7) Stockholders’ Equity

(a) Overview

As of December 31, 2009 and 2008, the Company’s equity capitalization consisted of 180 million authorized shares of common stock, of which 30.3 million and 30.1 million shares, respectively, were outstanding.

On February 24, 2010, the Company’s Board of Directors approved a one-for-five reverse stock split of the Company’s common stock with an effective date of March 11, 2010. The reverse stock split had been previously authorized by the Company’s shareholders at a special shareholders meeting held on October 16, 2008. Following the reverse split, 30.3 million shares of common stock were outstanding as of December 31, 2009. As a result of the reverse split, every five shares of the Company’s common stock that were issued and outstanding immediately prior to the opening of trading on March 12, 2010, were automatically combined into one issued and outstanding share without any change in the par value of such shares and the number of authorized but unissued shares of the Company’s common stock will be proportionally reduced. No fractional shares of common stock were issued as a result of the reverse stock split and shareholders of record will receive cash in lieu of fractional shares which they would be entitled, based upon the closing price of Zhone’s common stock on March 11, 2010. References to shares of Zhone common stock, warrants and stock options (and associated dollar amounts) in this Form 10-K for the year ended December 31, 2009 are provided on a post-reverse stock split basis, as discussed in Note 15.

(b) Warrants

At December 31, 2009, the Company had a total of 7,238 warrants to purchase common stock outstanding at a weighted average exercise price of $116.55 per share. Warrants to purchase 270,523 shares of common stock expired unexercised in 2009 with an aggregate exercise price of $5.6 million. The remaining outstanding warrants will expire in the years 2010 through 2014. No warrants were exercised in 2009, 2008 or 2007.

(c) Stock-Based Compensation

As of December 31, 2009, the Company had two types of share-based compensation plans related to stock options and employee stock purchases. The compensation cost that has been charged as an expense in the statement of operations for those plans was $2.3 million, $2.4 million and $2.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table summarizes stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year ended December 31,
	2009	2008	2007
Compensation expense relating to employee stock options	$2,142	$2,140	$2,603
Compensation expense relating to non-employees	69	81	49
Compensation expense relating to Employee Stock Purchase Plan	49	130	214

Stock-based compensation expense	$2,260	$2,351	$2,866

Stock Options

The Company’s stock-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company has two active stock option plans, the Amended and Restated Special 2001 Stock Incentive Plan and the Amended and Restated 2001 Stock Incentive Plan. Stock options are primarily issued from the Amended and Restated 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant, except that any options granted to a 10% stockholder must have an exercise price equal to at least 110% of the fair market value of the Company’s common stock on the date of grant. The Board of Directors determines the term of each option, the option exercise price and the vesting terms. Stock options are generally granted at an exercise price equal to the fair market value on the date of grant, expiring seven to ten years from the date of grant and vesting over a period of four years. On January 1 of each year, if the number of shares available for grant under the Amended and Restated 2001 Stock Incentive Plan is less than 5% of the total number of shares of common stock outstanding as of that date, the shares available for grant under the plan are automatically increased by the amount necessary to make the total number of shares available for grant equal to 5% of the total number of shares of common stock outstanding, or by a lesser amount as determined by the Board of Directors. As of December 31, 2009, 0.5 million shares were available for grant under these plans.

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

The assumptions used to value option grants for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year ended December 31,
	2009	2008	2007
Expected term	4.7 years	4.7 years	4.7 years
Expected volatility	92%	75%	60%
Risk free interest rate	2.36%	1.86%	4.13%

The weighted average grant date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $1.80, $0.45 and $3.40 per share, respectively. The intrinsic value of options exercised for the years ended December 31, 2009, 2008 and 2007 was $0.03 million, $0.02 million and $0.08 million, respectively. For the years ended December 31, 2009, 2008 and 2007, the Company received $0.01 million, $0.01 million and $0.01 million in proceeds from stock option exercises, respectively.

The following table sets forth the summary of option activity under the stock option program for the year ended December 31, 2009 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	5,300	$11.45	5.00	$—
Granted	654	$2.60
Canceled/Forfeited	(1,502)	$29.70
Exercised	(20)	$0.70

Outstanding as of December 31, 2009	4,432	$4.05	5.65	$4,606

Vested and expected to vest at December 31, 2009	4,281	$4.15	5.64	$4,275

Vested and exercisable at December 31, 2009	1,434	$10.25	4.99	$1,297

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price as of December 31, 2009 of $2.05, which would have been received by the option holders had the option holders exercised their options as of that date.

As of December 31, 2009, there was $3.4 million of unrecognized compensation costs, adjusted for estimated forfeitures related to unvested stock-based payments granted which are expected to be recognized over a weighted average period of 1.8 years.

In November 2008, the Company completed an offer (the “Exchange Offer”) to exchange certain stock options issued to eligible employees, officers and directors of Zhone under Zhone’s equity incentive compensation plans. Stock options previously granted that had an exercise price per share of equal to or greater than $1.75 per share were eligible to be exchanged on a one-for-one basis for new stock options with an exercise price equal to the last reported sale price of Zhone common stock on The Nasdaq Global Market on the date of grant. Options for an aggregate of 2.9 million shares of common stock were exchanged. The new stock options issued pursuant to the Exchange Offer have an exercise price of $0.50, vest over a four-year period with no credit for past vesting and have a seven-year term. The Exchange Offer will result in incremental stock-based compensation of approximately $0.7 million to be recognized over the four-year vesting period. The remaining unrecognized compensation expense of the original grant will be amortized over the original requisite service period.

Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (“ESPP”) allows eligible employee participants to purchase shares of the Company’s common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of each offering period. Participation is limited to 10% of an employee’s eligible compensation, not to exceed amounts allowed by the Internal Revenue Code. During the second quarter of 2006, the number of available shares under the ESPP was increased by 0.4 million. At September 1, 2005, the Company changed from a six month offering period to a three month offering period under the ESPP. The following table summarizes shares purchased, weighted average purchase price, cash received and the aggregate intrinsic value for ESPP purchases during the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share data):

	Year ended December 31,
	2009	2008	2007
Shares purchased	83	111	128
Weighted average purchase price	$1.05	$2.60	$5.10
Cash received	$87	$288	$653
Aggregate intrinsic value	$66	$50	$182

The assumptions used to value stock purchases under the Company’s ESPP for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year ended December 31,
	2009	2008	2007
Expected term	3 months	3 months	3 months
Volatility	145%	68%	60%
Risk free interest rate	0.2%	2.0%	4.7%
Weighted average fair value per share	$0.50	$1.20	$1.75

(8) Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year ended December 31,
	2009	2008	2007
Numerator:
Net loss	$(10,027)	$(92,535)	$(12,102)

Denominator:
Weighted average common stock outstanding	30,200	30,068	29,925

Basic and diluted net loss per share	$(0.33)	$(3.08)	$(0.40)

The following table sets forth potential common stock that is not included in the diluted net loss per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands, except exercise price per share data):

	2009	Weighted Average Exercise price
Warrants	7	$116.55
Outstanding stock options and unvested restricted shares	4,445	$4.05

	4,452

	2008	Weighted Average Exercise price
Warrants	278	$23.35
Outstanding stock options and unvested restricted shares	5,310	$11.45

	5,588

	2007	Weighted Average Exercise price
Warrants	437	$21.00
Outstanding stock options and unvested restricted shares	4,995	$21.05

	5,432

As of December 31, 2009 and 2008, there were zero shares of issued common stock subject to repurchase.

(9) Income Taxes

The following is a summary of the components of income tax expense applicable to net loss before income taxes (in thousands):

	Year ended December 31,
	2009	2008	2007
Current:
Federal	$—	$—	$—
State	70	104	150
Foreign	101	166	244

	171	270	394
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	$171	$270	$394

A reconciliation of the expected tax expense (benefit) to the actual tax expense is as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Expected tax benefit at statutory rate (35%)	$(3,450)	$(32,292)	$(4,098)
State taxes, net of Federal effect	46	68	98
Goodwill amortization and impairment	—	24,640	—
Foreign rate differential	(1,204)	(759)	(1,474)
Valuation allowance	3,960	7,764	4,886
Stock-based compensation	791	810	948
Other	28	39	34

	$171	$270	$394

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred assets:
Net operating loss, capital loss, and tax credit carryforwards	$501,894	$493,534
Fixed assets and intangible assets	45,000	50,687
Inventory and other reserves	11,773	12,056
Other	110	126

Gross deferred tax assets	558,777	556,403
Less valuation allowance	(558,777)	(556,403)

Total deferred tax assets	$—	$—

For the years ended December 31, 2009 and 2008, the net changes in the valuation allowance were an increase of $2.4 million and an increase of $3.6 million, respectively. The Company recorded a full valuation allowance against the net deferred tax assets at December 31, 2009 and 2008 since it is more likely than not that the net deferred tax assets will not be realized due to the lack of previously paid taxes and anticipated taxable income.

As of December 31, 2009, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $1,295.5 million and $412.1 million, respectively, which are available to offset future taxable income, if any, in years through 2029. Approximately $3.1 million and $2.0 million net operating loss carryforwards for federal and California income tax purposes, respectively, are attributable to employee stock option deductions, the benefit from which will be allocated to paid-in-capital rather than current income when subsequently recognized. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change will be significantly reduced. The Company’s deferred tax asset and related valuation allowance would be reduced as a result. The Company has not yet performed a Section 382 study to determine the amount of reduction, if any.

As of December 31, 2009, the Company also had research credit carryforwards for federal and state income tax purposes of approximately $20.7 million and $7.7 million, respectively, which are available to reduce future income taxes, if any, in years through 2029 and over an indefinite period, respectively. Additionally, the Company had alternative minimum tax credit carryforwards for federal income tax purposes of approximately $0.1 million which are available to reduce future income taxes, if any, over an indefinite period. The Company also had enterprise zone credit carryforwards for state income tax purposes of approximately $0.2 million which are available to reduce future state income taxes, if any, over an indefinite period.

The Company may have unrecognized tax benefits included in its deferred tax assets which are subject to a full valuation allowance as of December 31, 2009 and 2008. However, the Company has not yet performed a study to determine the amount of such unrecognized tax benefits.

Interest and penalties, to the extent accrued on unrecognized tax benefits in the future, will be included in tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

• Federal	2006 –2009
• California and Canada	2005 –2009
• Brazil	2004 –2009
• Germany and United Kingdom	2003 –2009

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

(10) Related-Party Transactions

In the ordinary course of business, the Company’s executive officers and non-employee directors are reimbursed for travel related expenses when incurred for business purposes. The Company reimburses its Chairman, President and Chief Executive Officer, Morteza Ejabat, for the direct operating expenses incurred in the use of his private aircraft when used for business purposes. The amount reimbursed for these expenses was $0.3 million, $0.5 million, and $0.6 million during the years ended December 31, 2009, 2008 and 2007, respectively.

(11) Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options.

Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and services fees, are as follows (in thousands):

Operating leases
Year ending December 31:
2010	4,783
2011	4,531
2012	2,299
2013	93
2014	—

Total minimum lease payments	$11,706

The total minimum lease payments shown above include projected payments and obligations for leases that the Company is no longer utilizing, some of which relate to excess facilities obtained through acquisitions. At December 31, 2009, the Company had estimated commitments of $10.9 million related to facilities assumed as a result of the Paradyne acquisition, of which $4.4 million was accrued for excess facilities, which is net of estimated sublease income. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Rent expense under operating leases, excluding rent relating to excess facilities previously accrued, totaled $3.5 million, $4.0 million and $4.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Sublease rental income totaled $1.2 million, $1.3 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Other Commitments

Certain pre-acquisition contingencies from the acquisition of Tellium, Inc. in 2003 continue to exist for which the Company has reserved an estimated amount that it believes is sufficient to cover the probable loss from these matters.

The Company is currently under audit examination by several state taxing authorities for non income based taxes. The Company has reserved an estimated amount which the Company believes is sufficient to cover potential claims. However, there are certain examinations, including those related to acquired entities, for which an amount cannot be reasonably estimated. In these instances, the examinations are still in the information gathering stage and no formal assessment has been made.

Performance Bonds

In the normal course of operations, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $1.8 million as of December 31, 2009.

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

(13) Employee Benefit Plan

The Company maintains a 401(k) plan for its employees whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company may make discretionary contributions. The Company made no discretionary contributions to the plan during the three years ended December 31, 2009.

(14) Enterprise Wide Information

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

	Year ended December 31,
	2009	2008	2007
Revenue by Geography:
United States	$50,146	$60,830	$79,453
Canada	5,458	5,391	10,497

Total North America	55,604	66,221	89,950

Latin America	18,016	32,197	37,808
Europe, Middle East, Africa	48,657	43,820	42,208
Asia Pacific	4,224	3,922	5,482

Total International	70,897	79,939	85,498

	$126,501	$146,160	$175,448

	Year ended December 31,
	2009	2008	2007
Revenue by products and services:
Products	$120,939	$141,916	$164,570
Services	5,562	4,244	10,878

	$126,501	$146,160	$175,448

(15) Subsequent Events

Revolving Line of Credit Renewal

On March 15, 2010, the Company renewed its SVB Facility with SVB to provide liquidity and working capital through March 15, 2011.

Under the SVB Facility, the Company has the option of borrowing funds at agreed upon interest rates. The amount that the Company is able to borrow under the SVB Facility will vary based on the eligible accounts receivable, as defined in the agreement, as long as the amount outstanding does not exceed $25.0 million. In addition, under the SVB Facility, the Company is able to utilize the facility as security for letters of credit.

The amounts borrowed under the revolving credit facility will bear interest, payable monthly, at a floating rate that is SVB’s prime rate plus 2.5%. The minimum interest rate is 6.5%. The Company’s obligations under the SVB Facility are secured by substantially all of its personal property assets and those of its subsidiaries, including their intellectual property. The SVB Facility contains certain financial covenants, and customary affirmative and negative covenants. If Zhone does not comply with the various covenants and other requirements under the SVB Facility, SVB is entitled, among other things, to require the immediate repayment of all outstanding amounts and to sell Zhone’s assets to satisfy the obligations under the SVB Facility.

Reverse Stock Split

On March 11, 2010, the Company filed a Certificate of Amendment with the Delaware Secretary of State to amend the Company’s Certificate of Incorporation, which the amendment effected a one-for-five reverse stock split of Zhone common stock and reduced the authorized shares of common stock from 900,000,000 to 180,000,000. No fractional shares of common stock were issued as a result of the reverse stock split and shareholders of record will receive cash in lieu of the fractional shares to which they would otherwise be entitled, based on the closing price of Zhone common stock on March 10, 2010. References to shares of Zhone common stock, warrants and stock options (and associated dollar amounts) in this Form 10-K for the year ended December 31, 2009 are provided on a post-reverse stock split basis.

(16) Quarterly Information (unaudited)

	Year ended December 31, 2009
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Net revenue	$24,103	$30,346	$36,016	$36,036
Gross profit	7,813	11,056	12,067	14,459
Operating income (loss)	(6,596)	(1,954)	(894)	751
Net income (loss)	(6,903)	(2,264)	(1,204)	344
Net income (loss) per share (a)
Basic	$(0.23)	$(0.08)	$(0.04)	$0.01
Diluted	(0.23)	(0.08)	(0.04)	0.01
Weighted-average shares outstanding (a)
Basic	30,144	30,183	30,222	30,254
Diluted	30,144	30,183	30,222	32,730

	Year ended December 31, 2008
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Net revenue	$43,033	$40,069	$32,020	$31,038
Gross profit	13,806	11,616	9,644	9,998
Gain on sale of intangible assets	(3,204)	(93)	—	(1,100)
Impairment of goodwill	—	70,401	—	—
Operating loss (b)	(888)	(80,091)	(6,153)	(4,294)
Net loss	(941)	(80,334)	(6,529)	(4,731)
Basic and diluted net loss per share (a)	$(0.03)	$(2.67)	$(0.22)	$(0.16)
Weighted-average shares outstanding used to compute basic and diluted net loss per share (a)	30,014	30,052	30,089	30,119

(a)	All per share and weighted average share amounts have been adjusted to retroactively reflect the one-for-five reverse split effected on March 11, 2010.
(b)

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, the end of our fiscal year. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control-Integrated Framework.” Based on our assessment of internal control over financial reporting, management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting. Such report appears at page 50.

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

Revolving Line of Credit Renewal

On March 15, 2010, we renewed our existing SVB Facility with SVB to provide liquidity and working capital through March 15, 2011.

Under the SVB Facility, we have the option of borrowing funds at agreed upon interest rates. The amount that we are able to borrow under the SVB Facility will vary based on the eligible accounts receivable, as defined in the agreement, as long as the amount outstanding does not exceed $25.0 million. In addition, under the SVB Facility, we are able to utilize the facility as security for letters of credit.

The amounts borrowed under the revolving credit facility will bear interest, payable monthly, at a floating rate that is SVB’s prime rate plus 2.5%. The minimum interest rate is 6.5%. Our obligations under the SVB Facility are secured by substantially all of our personal property assets and those of our subsidiaries, including our intellectual property. The SVB Facility contains certain financial covenants, and customary affirmative and negative covenants. If we do not comply with the various covenants and other requirements under the SVB Facility, SVB is entitled, among other things, to require the immediate repayment of all outstanding amounts and to sell our assets to satisfy the obligations under the SVB Facility. The foregoing description of the SVB Facility does not purport to be complete and is qualified in its entirety by reference to the “March 2010 Amendment” with an effective date of March 15, 2010, which is filed as Exhibit 10.21 to this report and incorporated herein by reference.

Reverse Stock Split

On March 11, 2010, we filed a Certificate of Amendment with the Delaware Secretary of State to amend Zhone’s Certificate of Incorporation, which amendment effected a one-for-five reverse stock split of Zhone common stock and reduced the authorized shares of common stock from 900,000,000 to 180,000,000. No fractional shares of common stock were issued as a result of the reverse stock split and shareholders of record will receive cash in lieu of the fractional shares to which they would otherwise be entitled, based on the closing price of Zhone common stock on March 10, 2010. References to shares of Zhone common stock, warrants and stock options (and associated dollar amounts) in this Form 10-K for the year ended December 31, 2009 are provided on a post-reverse stock split basis.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Corporate Governance Principles and Board Matters,” “Ownership of Securities” and “Proposal 1: Election of Directors” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

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

The information required by this item is included under the captions “Executive Compensation” and “Compensation Committee Report” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans is included under the captions “Ownership of Securities” and “Executive Compensation” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The Index to Consolidated Financial Statements on page 48 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Exhibits

The Exhibit Index on page 84 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: March 16, 2010	By:	/S/ MORTEZA EJABAT
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

Signature	Title	Date

/S/ MORTEZA EJABAT Morteza Ejabat	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)	March 16, 2010

/S/ KIRK MISAKA Kirk Misaka	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 16, 2010

/S/ MICHAEL CONNORS Michael Connors	Director	March 16, 2010

/S/ ROBERT DAHL Robert Dahl	Director	March 16, 2010

/S/ JAMES H. GREENE, JR. James H. Greene, Jr.	Director	March 16, 2010

/S/ C. RICHARD KRAMLICH C. Richard Kramlich	Director	March 16, 2010

/S/ JAMES TIMMINS James Timmins	Director	March 16, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation dated February 16, 2005	10-K	000-32743	3.1	March 16, 2005

3.2	Certificate of Amendment of Restated Certificate of Incorporation dated March 11, 2010	10-K	000-32743	3.2	March 16, 2010	X

3.3	Amended and Restated Bylaws	10-K	000-32743	3.3	March 16, 2005

4.1	Form of Second Restated Rights Agreement dated November 13, 2003	10-Q	000-32743	4.1	May 14, 2004

10.1	Zhone Technologies, Inc. 1999 Stock Option Plan	10	000-50263	10.2	April 30, 2003

10.2	Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.1	May 17, 2007

10.3	Form of Stock Option Agreement for the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.1	September 1, 2006

10.4	Zhone Technologies, Inc. Amended and Restated Special 2001 Stock Incentive Plan	10-Q	000-32743	10.28	August 15, 2002

10.5	Form of Restricted Stock Award Agreement for the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.2	May 17, 2007

10.6	Zhone Technologies, Inc. 2002 Employee Stock Purchase Plan	8-K	000-32743	10.1	May 17, 2006

10.7	Incentive Awards Program Summary	8-K	000-32743	10.2	March 15, 2006

10.8	Form of Indemnity Agreement between Zhone Technologies, Inc. and its directors and officers	10-Q	000-32743	10.20	May 14, 2004

10.9	Letter Agreement dated November 13, 2003 between Zhone Technologies, Inc. and KKR–ZT, L.L.C.	Schedule 13D	005-61973	4	November 24, 2003

10.10	Letter Agreement dated May 24, 2006 between Zhone Technologies, Inc. and KKR–ZT, L.L.C.	10-K	000-32743	10.10	March 8, 2007

10.11	Letter Agreement dated November 13, 2003 between Zhone Technologies, Inc. and New Enterprise Associates VIII, Limited Partnership	Schedule 13D	005-61973	5	November 24, 2003

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date

10.13	Loan and Security Agreement dated March 30, 2001 between Zhone Technologies, Inc. and Fremont Investment and Loan	10	000-50263	10.21	April 30, 2003

10.14	Pledge and Assignment of Cash Collateral Account dated March 30, 2001 between Zhone Technologies, Inc. and Fremont Investment and Loan	10	000-50263	10.22	April 30, 2003

10.15	Secured Promissory Note dated March 30, 2001 between Zhone Technologies, Inc. and Fremont Investment and Loan	10	000-50263	10.23	April 30, 2003

10.16	Second Amendment to Deed of Trust and Other Loan Documents dated December 27, 2005 between Zhone Technologies, Inc., Zhone Technologies Campus, LLC, and Fremont Investment & Loan	8-K	000-32743	10.1	December 27, 2005

10.17	Purchase and Sale Agreement with Repurchase Options dated January 20, 2000 between Zhone Technologies, Inc. and the Redevelopment Agency of the City of Oakland	10	000-50263	10.28	April 30, 2003

10.18	Amended and Restated Employment Agreement dated November 8, 2007 by and between Zhone Technologies, Inc. and Morteza Ejabat	10-K	000-32743	10.27	March 6, 2008

10.19	Second Amended and Restated Loan and Security Agreement with an effective date of March 16, 2009 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank	10-K	000-32743	10.19	March 16, 2009

10.20	Loan and Security Agreement (EXIM Facility) with an effective date of March 16, 2009 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank	10-K	000-32743	10.20	March 16, 2009

10.21	“March 2010 Amendment” with an effective date of March 15, 2010 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank	10-K	000-32743		March 16, 2010	X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date

21.1	List of Subsidiaries	10-K	000-32743	21.1	March 6, 2008

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)					X

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer					X