Form 10-Q
period 2010-03-31
ZHONE TECHNOLOGIES INC
filed 2010-05-07
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2010, there were approximately 30,302,903 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,857	$21,460
Short-term investments	—	306
Accounts receivable, net of allowances for sales returns and doubtful accounts of $3,184 as of March 31, 2010 and $5,042 as of December 31, 2009	37,472	37,107
Inventories	31,837	30,228
Prepaid expenses and other current assets	2,038	2,098

Total current assets	92,204	91,199
Property and equipment, net	18,725	18,961
Restricted cash	58	58
Other assets	338	41

Total assets	$111,325	$110,259

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,615	$14,914
Line of credit	10,000	10,000
Current portion of long-term debt	430	411
Accrued and other liabilities	13,652	12,031

Total current liabilities	39,697	37,356
Long-term debt, less current portion	18,162	18,285
Other long-term liabilities	3,446	2,945

Total liabilities	61,305	58,586

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 30,300 and 30,272 shares as of March 31, 2010 and December 31, 2009, respectively	30	30
Additional paid-in capital	1,068,508	1,066,974
Other comprehensive income	310	293
Accumulated deficit	(1,018,828)	(1,015,624)

Total stockholders’ equity	50,020	51,673

Total liabilities and stockholders’ equity	$111,325	$110,259

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Net revenue	$31,082	$24,103
Cost of revenue	19,765	16,290

Gross profit	11,317	7,813

Operating expenses:
Research and product development	5,277	5,796
Sales and marketing	5,780	6,035
General and administrative	3,262	2,578

Total operating expenses	14,319	14,409

Operating loss	(3,002)	(6,596)
Interest expense	(322)	(347)
Interest income	—	27
Other income	6	27

Loss before income taxes	(3,318)	(6,889)
Income tax provision (benefit)	(114)	14

Net loss	$(3,204)	$(6,903)

Basic and diluted net loss per share	$(0.11)	$(0.23)
Weighted average shares outstanding used to compute basic and diluted net loss per share	30,282	30,144

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,204)	$(6,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	446	492
Stock-based compensation	1,483	520
Accretion of premium on investments	—	10
Provision for sales returns and doubtful accounts	(112)	307
Changes in operating assets and liabilities:
Accounts receivable	(253)	4,730
Inventories	(1,609)	872
Prepaid expenses and other current assets	60	482
Other assets	(297)	1
Accounts payable	701	(1,724)
Accrued and other liabilities	2,122	(796)

Net cash used in operating activities	(663)	(2,009)

Cash flows from investing activities:
Purchases of property and equipment	(210)	(276)
Purchases of short-term investments	—	(308)
Proceeds from sale and maturities of short-term investments	306	1,296

Net cash provided by investing activities	96	712

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP plan	51	8
Repayment of debt	(104)	(5,089)

Net cash used in financing activities	(53)	(5,081)

Effect of exchange rate changes on cash	17	16

Net decrease in cash and cash equivalents	(603)	(6,362)
Cash and cash equivalents at beginning of period	21,460	33,251

Cash and cash equivalents at end of period	$20,857	$26,889

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

Zhone Technologies, Inc. (sometimes referred to, collectively with its subsidiaries, as “Zhone” or the “Company”) designs, develops and manufactures communications network equipment for telecommunications, wireless, and cable operators worldwide. The Company’s products allow network service providers to deliver video and interactive entertainment services in addition to their existing voice and data service offerings. The Company was incorporated under the laws of the state of Delaware in June 1999. The Company began operations in September 1999 and is headquartered in Oakland, California.

(b)	Basis of Presentation

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (GAAP). The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009.

(c)	Reverse Stock Split

On March 11, 2010, the Company effected a one-for-five reverse stock split. All share and per share information included in the Company’s unaudited condensed consolidated financial statements and accompanying notes presented herein reflect the retroactive effect of the one-for-five reverse stock split, as discussed in Note 7.

(d)	Risks and Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s continued losses reduced cash, cash equivalents and short-term investments in 2009 and the three months ended March 31, 2010. As of March 31, 2010, the Company had approximately $20.9 million in cash, cash equivalents and short-term investments and $10.0 million of current debt outstanding under its revolving line of credit and letter of credit facility (the “SVB Facility”). As of March 31, 2010, the Company also had $18.6 million outstanding under a secured real estate loan that becomes due in April 2011. Continued uncertainty in the credit markets may negatively impact the Company’s ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. In order to meet liquidity needs and finance capital expenditures and working capital, the Company may be required to sell assets, or to borrow on potentially unfavorable terms. The Company may be unable to sell assets or access additional indebtedness to meet these needs. As a result, the Company may become unable to pay its ordinary expenses, including its debt service, on a timely basis. The Company’s current lack of liquidity could harm it by:

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

The global unfavorable economic and market conditions could impact the Company’s business in a number of ways, including:

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

During 2009, the Company implemented several activities intended to reduce costs, improve operating efficiencies and change its operations to more closely align them with its key strategic focus, which included headcount reductions. During the three months ended March 31, 2010, the Company continued to focus on cost control and operating efficiency along with restrictions on discretionary spending.

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

(f)	Fair Value of Financial Instruments

The carrying amounts of the Company’s consolidated financial instruments which include cash and cash equivalents, accounts receivable and accounts payable approximate their fair values as of March 31, 2010 and December 31, 2009 due to the relatively short maturities of these instruments. The carrying value of the Company’s debt obligations at March 31, 2010 and December 31, 2009 approximate their fair value.

(g)	Concentration of Risk

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended March 31, 2010, Emirates Telecommunications Corporation (“Etisalat”) accounted for 34% of net revenue. For the three months ended March 31, 2009, no customer accounted for 10% or more of net revenue.

As of March 31, 2010, Etisalat accounted for 67% of net accounts receivable, which are denominated in United Arab Emirates Dirhams, a currency that tracks to the U.S. dollar. As of December 31, 2009, the same customer accounted for 66% of net accounts receivable.

As of March 31, 2010 and December 31, 2009, receivables from customers in countries other than the United States represented 84% and 82%, respectively, of net accounts receivable.

(h)	Property and Equipment

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

(i)	Inventories

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

(j)	Recent Accounting Pronouncements

In September 2009, FASB issued an Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-13 are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently assessing the impact of this amendment to the ASC on its accounting and reporting systems and processes; however, at this time the Company is unable to quantify the impact on its financial statements of its adoption or determine the timing and method of its adoption.

In January 2010, FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The update requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements. The Company adopted the updated standard in the current period. The adoption did not have any impact on the Company’s condensed consolidated financial statements

(2)	Cash and Cash Equivalents and Short-term Investments

Cash, cash equivalents, and short-term investments as of March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Cash and Cash Equivalents:
Cash	$20,841	$19,050
Money Market Funds	16	2,410

	$20,857	$21,460

Short-term investments:
Corporate Securities	—	306

	$—	$306

As of March 31, 2010 and December 31, 2009, the fair value equaled cost of the cash and cash equivalents and short-term investments

(3)	Fair Value Measurement

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

The following table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and the basis for that measurement:

	Fair Value Measurements at Reporting Date Using (In Thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$16	$16	$—	$—

Total	$16	$16	$—	$—

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

(4)	Operating Lease Liabilities

As a result of the acquisition of Paradyne Networks, Inc. (“Paradyne”) in September 2005, the Company assumed certain lease liabilities for facilities in Largo, Florida. The Company has accrued a liability for the excess portion of these facilities. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $9.8 million as of March 31, 2010, of which $4.0 million was accrued for excess facilities, net of estimated sublease income. During 2009, the Company assumed that it would no longer be able to sublease the remaining excess space due to the continued deterioration in the real estate market. Accordingly, during the quarter ended March 31, 2009, the Company increased its excess lease liability balance by $0.1 million, with a corresponding charge to general and administrative expenses. No additional increases were recorded in the current period.

A summary of current period activity related to excess lease liabilities accrued is as follows (in thousands):

Exit Costs
Balance at December 31, 2009	$4,418
Cash payments, net	(432)

Balance at March 31, 2010	$3,986

A summary of the excess lease liabilities at their net present value as of March 31, 2010 is as follows (in thousands):

Exit Costs
Future lease payments for excess space	$5,343
Less: contractual sublease income	(1,357)

Balance at March 31, 2010	$3,986

The current portion of the excess lease liability as of March 31, 2010 of $1.8 million is classified in “Accrued and other liabilities” and the long-term portion of $2.2 million is classified in “Other long-term liabilities” in the accompanying condensed consolidated balance sheet.

(5)	Inventories

Inventories as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010	December 31, 2009
Inventories:
Raw materials	$20,823	$20,898
Work in process	2,488	3,071
Finished goods	8,526	6,259

	$31,837	$30,228

(6)	Property and Equipment, net

Property and equipment, net, as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010	December 31, 2009
Property and equipment:
Land	$4,821	$4,821
Buildings	14,007	14,007
Machinery and equipment	9,468	9,263
Computers and acquired software	3,810	3,795
Furniture and fixtures	303	313
Leasehold improvements	376	376

	32,785	32,732
Less accumulated depreciation and amortization	(14,060)	(13,614)

	$18,725	$18,961

Depreciation and amortization expense associated with property and equipment amounted to $0.4 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively.

(7)	Stock-Based Compensation

As of March 31, 2010, the Company had two types of share-based compensation plans related to stock options and employee stock purchases. The compensation cost that has been charged as an expense in the statement of operations for those plans was $1.5 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Compensation expense relating to employee stock options	$1,459	$510
Compensation expense relating to non-employees	7	6
Compensation expense relating to Employee Stock Purchase Plan	17	4

Stock-based compensation expense	$1,483	$520

Stock	Options

The Company’s stock-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company has two active stock option plans, the Amended and Restated Special 2001 Stock Incentive Plan and the Amended and Restated 2001 Stock Incentive Plan. Stock options are primarily issued from the Amended and Restated 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company. As of March 31, 2010, 1.0 million shares were available for grant under these plans.

The assumptions used to value option grants for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Expected term	4.7 years	4.7 years
Expected volatility	93%	84%
Risk free interest rate	2.55%	1.80%

The following table sets forth the summary of option activity under the stock option program for the three months ended March 31, 2010 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2009	4,432	$4.05	5.65	$4,606
Granted	62	$2.37
Canceled/Forfeited	(54)	$1.29
Exercised	(9)	$0.73

Outstanding as of March 31, 2010	4,431	$4.05	5.44	$6,969

Vested and expected to vest at March 31, 2010	3,798	$4.50	5.36	$6,721

Vested and exercisable at March 31, 2010	2,591	$5.94	5.13	$4,488

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.75 as of March 31, 2010, which would have been received from the option holders had all option holders exercised their options as of that date.

As of March 31, 2010, there was $2.0 million of unrecognized compensation expense, adjusted for estimated forfeitures related to unvested stock-based payments granted, which are expected to be recognized over a weighted average period of 1.9 years.

On March 11, 2010, the Company filed a Certificate of Amendment with the Delaware Secretary of State to amend the Company’s Certificate of Incorporation, which amendment effected a one-for-five reverse stock split of Zhone common stock and reduced the authorized shares of Zhone common stock from 900,000,000 to 180,000,000. No fractional shares of common stock were issued as a result of the reverse stock split and shareholders of record received cash in lieu of the fractional shares to which they would otherwise have been entitled, based on the closing price of Zhone common stock on March 10, 2010. All stock options were modified for the one-for-five reverse split by decreasing the number of shares and increasing the exercise price per share on a one-for-five basis. This modification did not result in any additional stock compensation expense in the current period or future periods. References to shares of Zhone common stock, warrants and stock options (and associated dollar amounts) in this Form 10-Q for the quarter ended March 31, 2010 are provided on a post-reverse stock split basis.

On March 31, 2010, the Company’s board of directors approved the acceleration of vesting of all unvested options to purchase shares of Zhone common stock issued in connection with the Company’s stock option repricing/exchange program in November 2008 that were held by members of the Company’s senior management. The acceleration was effective as of March 31, 2010. Options to purchase an aggregate of approximately 0.9 million shares of Zhone common stock were subject to the acceleration and resulted in a compensation charge of $0.9 million which was fully expensed on March 31, 2010. The acceleration of these options was undertaken in recognition of the achievement of certain performance objectives by the Company’s senior management.

(8)	Net Loss Per Share

The following tables set forth potentially dilutive securities that have been excluded from the diluted net loss per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31, 2010	Weighted Average Exercise Price
Warrants	7	$116.54
Outstanding stock options and unvested restricted shares	4,443	$4.04

	4,450

	Three Months Ended March 31, 2009	Weighted Average Exercise Price
Warrants	7	$116.54
Outstanding stock options and unvested restricted shares	5,222	$11.80

	5,229

(9)	Comprehensive Loss

The components of comprehensive loss, net of tax, for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(3,204)	$(6,903)
Other comprehensive loss:
Change in unrealized loss on investments	—	(4)
Foreign currency translation adjustments	17	(16)

Total comprehensive loss	$(3,187)	$(6,891)

(10)	Debt

Secured Real Estate Loan

In December 2005, the Company entered into an amendment to an existing loan with a financial institution relating to the financing of its Oakland, California campus (the “Amended Loan”). As of March 31, 2010, the Company had $18.6 million of debt outstanding under this secured real estate loan facility which matures in April 2011. The interest rate on this debt was 6.5% as of March 31, 2010. The Company’s obligations under the Amended Loan remain secured by a security interest in the Company’s campus. As of March 31, 2010 and December 31, 2009, the debt was collateralized by land and buildings with a net book value of $15.6 million and $15.7 million, respectively.

Long-term debt consisted of the following as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Secured real estate loan due April 2011	$18,592	$18,696
Less current portion of long-term debt	(430)	(411)

	$18,162	$18,285

Aggregate debt maturities as of March 31, 2010 were $0.4 million for the remainder of 2010, and $18.2 million in 2011.

Credit Facility

In March 2010, the Company renewed its SVB Facility with Silicon Valley Bank (“SVB”) to provide liquidity and working capital through March 15, 2011.

Under the SVB Facility, the Company has the option of borrowing funds at agreed upon interest. The amount that the Company is able to borrow under the SVB Facility varies based on eligible accounts receivable, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million. In addition, under the SVB Facility, the Company is able to utilize the facility as security for letters of credit.

Under the SVB Facility, $10.0 million was outstanding at March 31, 2010. In addition, $8.0 million was committed as security for various letters of credit and $6.7 million was unused and available for borrowing as of March 31, 2010. The amounts borrowed under the SVB Facility bear interest, payable monthly, at a floating rate that is SVB’s prime rate plus 2.5%. The minimum interest rate is 6.5%. The interest rate was 6.5% at March 31, 2010.

The Company’s obligations under the SVB Facility are secured by substantially all of its personal property assets and those of its subsidiaries, including their intellectual property. The SVB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company does not comply with the various covenants and other requirements under the SVB Facility, SVB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the SVB Facility. As of March 31, 2010, the Company was in compliance with these covenants.

(11)	Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2010 (remainder of the year)	$3,634
2011	4,553
2012	2,297
2013	63
2014	15
Thereafter	14

Total minimum lease payments	$10,576

The total minimum lease payments shown above include projected payments and obligations for leases that the Company is no longer utilizing, some of which relate to excess facilities obtained through acquisitions. At March 31, 2010, the Company had estimated commitments of $9.8 million related to facilities assumed as a result of the Paradyne acquisition, of which $4.0 million was accrued for excess facilities, which is net of estimated sublease income. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates.

Warranties

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Beginning balance	$1,662	$1,979
Charged to cost of revenue	636	212
Claims and settlements	(568)	(465)

Ending balance	$1,730	$1,726

Other Commitments

Certain pre-acquisition contingencies from the acquisition of Tellium, Inc. in 2003 continue to exist for which the Company has reserved an estimated amount that it believes is sufficient to cover the potential loss from these matters.

The Company is currently under audit examination by several state taxing authorities for non-income based taxes. The Company has reserved an estimated amount which the Company believes is sufficient to cover probable claims.

Performance Bonds

In the normal course of operations, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $1.6 million as of March 31, 2010.

Purchase Commitments

The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by us at time of order. The amount of non-cancellable purchase commitments outstanding was $4.5 million as of March 31, 2010.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue and is recorded in cost of revenue.

Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position or results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods.

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

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Revenue by Geography:
United States	$9,864	$12,953
Canada	1,131	1,783

Total North America	10,995	14,736

Latin America	4,966	3,353
Europe, Middle East, Africa	14,542	5,426
Asia Pacific	579	588

Total International	20,087	9,367

	$31,082	$24,103

(13)	Income Taxes

The total amount of unrecognized tax benefits, including interest and penalties, at March 31, 2010 was not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits during the quarters ended March 31, 2010 and 2009. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

• Federal	2006 – 2009
• California and Canada	2005 – 2009
• Brazil	2004 – 2009
• Germany and United Kingdom	2003 – 2009

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

Forward-Looking Statements

This report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future growth and revenues from our Single Line Multi-Service, or SLMS, products; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified under the heading “Risk Factors” in Part II, Item 1A elsewhere in this report and our other filings with the Securities and Exchange Commission. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, the ability to generate sufficient revenue to achieve or sustain profitability, the ability to raise additional capital to fund existing and future operations, defects or other performance problems in our products, the economic slowdown in the telecommunications industry that has restricted the ability of our customers to purchase our products, commercial acceptance of our SLMS products, intense competition in the communications equipment market from large equipment companies as well as private companies with products that address the same networks needs as our products, higher than anticipated expenses that we may incur, and other factors identified elsewhere in this report and in our most recent reports on Forms 10-K, 10-Q and 8-K. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Our global customer base includes regional, national and international telecommunications carriers. To date, our products are deployed by over 750 network service providers on six continents worldwide. We believe that we have assembled the employee base, technological breadth and market presence to provide a simple yet comprehensive set of next-generation solutions to the bandwidth bottleneck in the access network and the other problems encountered by network service providers when delivering communications services to subscribers.

Since inception, we have incurred significant operating losses and had an accumulated deficit of $1,018.8 million as of March 31, 2010.

Going forward, our key financial objectives include the following:

•	Increasing revenue while continuing to carefully control costs;

•	Continued investments in strategic research and product development activities that will provide the maximum potential return on investment; and

•	Minimizing consumption of our cash and short-term investments.

Global market and economic conditions since 2008 have been unprecedented and challenging, with most major economies experiencing tighter credit conditions and an economic recession. Continued unfavorable economic and market conditions globally may result in an adverse effect on our financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS

We list in the table below the historical condensed consolidated statement of operations data as a percentage of net revenue for the periods indicated.

	Three Months Ended March 31,
	2010	2009
Net revenue	100%	100%
Cost of revenue	64%	68%

Gross profit	36%	32%

Operating expenses:
Research and product development	17%	24%
Sales and marketing	19%	25%
General and administrative	10%	11%

Total operating expenses	46%	60%

Operating loss	(10)%	(28)%
Interest expense	(1)%	(1)%
Interest income	0%	0%
Other income	0%	0%

Loss before income taxes	(11)%	(29)%
Income tax provision (benefit)	(1)%	0%

Net loss	(10)%	(29)%

Revenue

Information about our net revenue for products and services for the three months ended March 31, 2010 and 2009 is summarized below (in millions):

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)	% Change
Products	$30.2	$22.5	$7.7	34%
Services	0.9	1.6	(0.7)	(44)%

Total	$31.1	$24.1	$7.0	29%

Information about our net revenue for North America and international markets for the three months ended March 31, 2010 and 2009 is summarized below (in millions):

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)	% change
Revenue by geography:
United States	$9.9	$12.9	$(3.0)	(23)%
Canada	1.1	1.8	(0.7)	(39)%

Total North America	11.0	14.7	(3.7)	(25)%

Latin America	5.0	3.4	1.6	47%
Europe, Middle East, Africa	14.5	5.4	9.1	169%
Asia Pacific	0.6	0.6	0.0	0%

Total International	20.1	9.4	10.7	114%

Total	$31.1	$24.1	$7.0	29%

For the three months ended March 31, 2010, net revenue increased 29% or $7.0 million to $31.1 million from $24.1 million for the same period last year.

For the three months ended March 31, 2010, product revenue increased 34% or $7.7 million to $30.2 million, compared to $22.5 million for the same period last year.

The increase in total revenue and product revenue during the three months ended March 31, 2010 was primarily due to significant additional sales of our new products in the international markets in which Etisalat operates.

For the three months ended March 31, 2010, service revenue decreased by 44% or $0.7 million to $0.9 million, compared to $1.6 million for the same period last year. The decrease in service revenue was primarily due to fewer one-time service sales during the current year period. Service revenue represents revenue from maintenance and other services associated with product shipments.

International revenue increased 114% or $10.7 million to $20.1 million for the three months ended March 31, 2010 from $9.4 million for the same period last year, and represented 65% of total revenue compared with 39% during the same period of 2009. The increase in international revenue during the three months ended March 31, 2010 was primarily due to increased sales of our new products to Europe, Middle East and Africa.

For the three months ended March 31, 2010, Etisalat represented 34% of net revenue. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, increased $3.5 million or 21% to $19.8 million for the three months ended March 31, 2010 compared to $16.3 million for the three months ended March 31, 2009. The increase in cost of revenue was primarily due to the increase in revenues and change in product mix. Gross margin increased due to greater sales of products with higher gross margin for the three months ended March, 31 2010 as compared to the prior period. Total cost of revenue was 64% of net revenue for the three months ended March 31, 2010.

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

Research and Product Development Expenses

Research and product development expenses decreased 9% or $0.5 million to $5.3 million from $5.8 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease was primarily due to continued restructuring efforts to streamline processes, which reduced personnel-related costs by $0.3 million, prototype costs by $0.1 million, and an increase of $0.1 million for stock-based compensation related to the acceleration of vesting of stock options in March 2010. We intend to continue to invest in research and product development to attain our strategic product development objectives, while seeking to manage the associated costs through expense controls.

Sales and Marketing Expenses

Sales and marketing expenses decreased 3% or $0.2 million to $5.8 million from $6.0 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease was primarily attributable to the expenses incurred related to the closure of our Italy office in the first quarter of 2009 (which resulted in severance costs of $0.6 million and exit costs of $0.3 million), as there were no similar restructuring activities in the first quarter of 2010. This decrease was partially offset by increases in commissions of $0.2 million and consulting fees of $0.3 million related to the increased sales of our new products in emerging markets during the current period and an increase of $0.1 million for stock-based compensation related to the acceleration of vesting of stock options in March 2010.

General and Administrative Expenses

General and administrative expenses increased 27% or $0.7 million to $3.3 million from $2.6 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase was primarily due to an increase of $0.7 million in stock-based compensation expense recorded in connection with the acceleration of vesting of stock options in March 2010.

Income Tax Provision

During the three months ended March 31, 2010 and 2009, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents and short-term investments, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At March 31, 2010, cash, cash equivalents and short-term investments were $20.9 million as compared with $21.8 million at December 31, 2009. This amount included cash and cash equivalents of $20.9 million at March 31, 2010, as compared with $21.5 million at December 31, 2009. The decrease in cash and cash equivalents was attributable to net cash used in operating and financing activities of $0.7 million and $0.1 million, respectively, offset by net cash provided by investing activities of $0.1 million.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2010 consisted of a net loss of $3.2 million, adjusted for non-cash charges totaling $1.8 million and an increase in operating assets totaling $0.7 million. The majority of the non-cash charges related to the $1.5 million increase in stock-based compensation expense, of which $0.9 million related to the acceleration of vesting of stock options in March 2010. The most significant component of the changes in net operating assets was an increase in inventories of $1.6 million. The increase in inventories related to the build-up associated with shipments for the second quarter of 2010. Cash used in operating activities was offset by increases in accounts payable of $0.7 million and other liabilities of $2.1 million, which were both related to the timing of payments, and a portion of other liabilities related to an increase in the long-term deferred revenue for service contract sales.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2010 consisted primarily of proceeds from the sale and maturity of short-term investments of $0.3 million, offset by equipment purchases of $0.2 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2010 consisted primarily of repayment of debt of $0.1 million primarily in connection with the secured real estate loan associated with our Oakland, California campus.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents and short-term investments, which totaled $20.9 million at March 31, 2010, and our $25.0 million revolving line of credit and letter of credit facility with SVB, or the SVB Facility. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. To date, we have experienced no loss of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

In March 2010, the SVB Facility was renewed and the aggregate amount available for borrowing was increased to $25.0 million as discussed in Note 10 to the consolidated financial statements. Under the SVB Facility, we have the option of borrowing funds at agreed upon interest rates. The amount that we are able to borrow under the SVB Facility varies based on eligible accounts receivable, as defined in the agreement, as long as the aggregate principal amount outstanding does not exceed $25.0 million. In addition, under the SVB Facility, we are able to utilize the facility as security for letters of credit.

Under the SVB Facility, $10.0 million was outstanding at March 31, 2010. In addition, $8.0 million was committed as security under various letters of credit and $6.7 million was unused and available for borrowing as of March 31, 2010. The amounts borrowed under the SVB Facility bear interest, payable monthly, at a floating rate that is SVB’s prime rate plus 2.5%. The minimum interest rate is 6.5%. The interest rate was 6.5% at March 31, 2010.

Our obligations under the SVB Facility are secured by substantially all of our personal property assets and those of our subsidiaries, including our intellectual property. The SVB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we do not comply with the various covenants and other requirements under the SVB Facility, SVB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the SVB Facility. As of March 31, 2010, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.

Future Requirements and Funding Sources

Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. As a result of the Paradyne acquisition in 2005, we assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $9.8 million as of March 31, 2010. We intend to continue to occupy only a portion of these facilities and are evaluating our options to exit the excess portion of the lease. We have recorded a liability of $4.0 million as of March 31, 2010, which we believe is adequate to cover costs incurred to exit the excess portion of these facilities, net of estimated sublease income.

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

Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of March 31, 2010, Etisalat accounted for 67% of net accounts receivable, and receivables from customers in countries other than the United States of America represented 84% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

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

Contractual Commitments and Off-Balance Sheet Arrangements

At March 31, 2010, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2010	2011	2012	2013	2014 and Thereafter
Operating leases	$10,576	$3,634	$4,553	$2,297	$63	$29
Purchase commitments	4,485	4,485	—	—	—	—
Line of credit	10,000	10,000	—	—	—	—
Long-term debt	18,592	350	18,242	—	—	—

Total future contractual commitments	$43,653	$18,469	$22,795	$2,297	$63	$29

Operating Leases

The operating lease amounts shown above represent primarily off-balance sheet arrangements. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet, net of estimated sublease income. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. Of the total $10.6 million operating lease amount, $4.0 million has been recorded as a liability on our balance sheet as of March 31, 2010.

Purchase Commitments

The purchase commitments shown above represent non-cancellable inventory purchase commitments as of March 31, 2010. The inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by us at time of order.

Line of Credit and Debt

The debt and line of credit obligations have been recorded as liabilities on our balance sheet. The debt and line of credit obligation amounts shown above represent the scheduled principal repayments, but not the associated interest payments which may vary based on changes in market interest rates. Although the line of credit matures in 2011, we have the right to repay anytime before the maturity date and intend to repay within the current year. At March 31, 2010, the interest rate on our outstanding debt and line of credit obligations was 6.5%.

As of March 31, 2010, we had $10.0 million outstanding under our line of credit and an additional $8.0 million committed as security for various letters of credit, as discussed in Note 10 to the condensed consolidated financial statements.

As of March 31, 2010, we had $18.6 million outstanding under our secured real estate loan, of which $0.4 million was classified as short-term, as discussed in Note 10 to the condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Cash and cash equivalents	$20,857	$21,460
Short-term investments	—	306

	$20,857	$21,766

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments consist principally of demand deposit and money market accounts, commercial paper and corporate debentures and bonds with credit ratings of AA or better. Cash and cash equivalents and short-term investments are principally held with various domestic financial institutions with high credit standing. We perform ongoing credit evaluations of our customers and generally do not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended March 31, 2010, Etisalat accounted for 34% of net revenue. For the three months ended March 31, 2009, no customer accounted for 10% or more of net revenue.

As of March 31, 2010, Etisalat accounted for 67% of net accounts receivable, which are denominated in a foreign currency. As of December 31, 2009, the same customer accounted for 66% of net accounts receivable.

As of March 31, 2010 and December 31, 2009, receivables from customers in countries other than the United States represented 84% and 82%, respectively, of net accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of March 31, 2010, our outstanding debt balance was $28.6 million, which was comprised of two parts. The first part related to the principal outstanding under our secured real estate loan of $18.6 million. Interest accrues on the unpaid principal balance of the loan at a variable interest rate (which adjusts every six months) equal to the sum of the LIBOR rate plus 3.0% per annum; provided that in no event will the variable interest rate (a) exceed 14.2488% per annum, (b) be less than 6.5% per annum, or (c) be adjusted by more than 1.0% at any adjustment date. The second part of our total outstanding debt related to our SVB Facility which accounted for $10.0 million. Interest on the line of credit under the SVB Facility accrues at SVB’s prime rate plus 2.5% with the minimum rate set at 6.5%. The interest rate for both the secured real estate loan and the SVB Facility was 6.5% at March 31, 2010. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.6 million.

Foreign Currency Exchange Risk

We transact business in various foreign countries. Substantially all of our assets are located in the United States. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily inter-company receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During 2010 and 2009, we did not hedge any of our foreign currency exposure.

We have performed sensitivity analyses as of March 31, 2010 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.1 million at March 31, 2010. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position or results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2009, other than the risk factor entitled “Our common stock may be delisted from The Nasdaq Capital Market, which could negatively impact the price of our common stock and our ability to access the capital markets,” which is no longer currently applicable to Zhone as we received written notification from Nasdaq on March 26, 2010 that we had regained compliance with the minimum per share bid price requirement and on April 21, 2010 that we had regained compliance with the independent audit committee requirement. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

The Exhibit Index on page 28 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the retirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: May 7, 2010	By:	/s/ MORTEZA EJABAT
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Zhone Technologies, Inc. (incorporated by reference to Exhibit 3.2 of registrant’s Annual Report on Form 10-K filed on March 16, 2010)

10.1	Amendment of Loan Documents dated as of March 15, 2010 by and between Silicon Valley Bank, ZTI Merger Subsidiary III, Inc. and Zhone Technologies, Inc. (incorporated by reference to Exhibit 10.21 of registrant’s Annual Report on Form 10-K filed on March 16, 2010)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer