Form 10-Q
period 2010-06-30
ZHONE TECHNOLOGIES INC
filed 2010-08-06
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 2, 2010, there were approximately 30,406,242 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,271	$21,460
Short-term investments	—	306
Accounts receivable, net of allowances for sales returns and doubtful accounts of $2,831 as of June 30, 2010 and $5,042 as of December 31, 2009	27,711	37,107
Inventories	31,383	30,228
Prepaid expenses and other current assets	2,345	2,098

Total current assets	81,710	91,199
Property and equipment, net	18,478	18,961
Restricted cash	58	58
Other assets	282	41

Total assets	$100,528	$110,259

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,839	$14,914
Line of credit	10,000	10,000
Current portion of long-term debt	18,453	411
Accrued and other liabilities	13,558	12,031

Total current liabilities	48,850	37,356
Long-term debt, less current portion	—	18,285
Other long-term liabilities	3,227	2,945

Total liabilities	52,077	58,586

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 30,404 and 30,272 shares as of June 30, 2010 and December 31, 2009, respectively	30	30
Additional paid-in capital	1,068,949	1,066,974
Other comprehensive income	302	293
Accumulated deficit	(1,020,830)	(1,015,624)

Total stockholders’ equity	48,451	51,673

Total liabilities and stockholders’ equity	$100,528	$110,259

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenue	$33,255	$30,346	$64,337	$54,449
Cost of revenue	21,250	19,290	41,015	35,580

Gross profit	12,005	11,056	23,322	18,869

Operating expenses:
Research and product development	5,198	5,565	10,475	11,361
Sales and marketing	6,076	5,014	11,856	11,049
General and administrative	2,315	2,431	5,577	5,009

Total operating expenses	13,589	13,010	27,908	27,419

Operating loss	(1,584)	(1,954)	(4,586)	(8,550)
Interest expense	(404)	(330)	(726)	(677)
Interest income	—	11	—	38
Other income, net	(3)	56	3	83

Loss before income taxes	(1,991)	(2,217)	(5,309)	(9,106)
Income tax provision (benefit)	11	47	(103)	61

Net loss	$(2,002)	$(2,264)	$(5,206)	$(9,167)

Basic and diluted net loss per share	$(0.07)	$(0.08)	$(0.17)	$(0.30)
Weighted average shares outstanding used to compute basic and diluted net loss per share	30,343	30,183	30,313	30,163

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,206)	$(9,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	881	960
Stock-based compensation	1,816	1,063
Accretion of premium on investments	—	22
Provision for sales returns and doubtful accounts	139	1,198
Changes in operating assets and liabilities:
Accounts receivable	9,257	3,405
Inventories	(1,155)	7,137
Prepaid expenses and other current assets	(247)	451
Other assets	(241)	14
Accounts payable	(8,075)	(7,427)
Accrued and other liabilities	1,809	(1,509)

Net cash used in operating activities	(1,022)	(3,853)

Cash flows from investing activities:
Purchases of property and equipment	(398)	(417)
Purchases of short-term investments	—	(308)
Proceeds from sale and maturities of short-term investments	306	2,447
Change in restricted cash	—	65

Net cash (used in) provided by investing activities	(92)	1,787

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP plan	159	21
Repayment of debt	(243)	(5,222)

Net cash used in financing activities	(84)	(5,201)

Effect of exchange rate changes on cash	9	29

Net decrease in cash and cash equivalents	(1,189)	(7,238)
Cash and cash equivalents at beginning of period	21,460	33,251

Cash and cash equivalents at end of period	$20,271	$26,013

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s continued losses reduced cash, cash equivalents and short-term investments in 2009 and the six months ended June 30, 2010. As of June 30, 2010, the Company had approximately $20.3 million in cash and cash equivalents and $28.5 million in current debt, which included $10.0 million outstanding under its revolving line of credit and letter of credit facility (the “SVB Facility”), as well as $18.5 million outstanding under a secured real estate loan that becomes due in April 2011. The Company is currently evaluating the options to refinance the real estate loan or the potential sale of the campus building which are expected to be completed by the end of the fiscal year. Continued uncertainty regarding financial institutions’ ability and inclination to lend may negatively impact the Company’s ability to refinance its existing indebtedness on favorable terms, or at all.

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

During 2009, the Company implemented several activities intended to reduce costs, improve operating efficiencies and change its operations to more closely align them with its key strategic focus, which included headcount reductions. During the three and six months ended June 30, 2010, the Company continued to focus on cost control and operating efficiency along with restrictions on discretionary spending.

The Company expects that operating losses and negative cash flows from operations may continue. In order to meet the Company’s liquidity needs and finance its capital expenditures and working capital needs for the business, the Company may be required to sell assets, issue debt or equity securities or borrow on unfavorable terms. Continued uncertainty in credit markets may negatively impact the Company’s ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. The Company may be unable to sell assets, issue securities or access additional indebtedness to meet these needs on favorable terms, or at all. As a result, the Company may become unable to pay its ordinary expenses, including its debt service, on a timely basis. The Company’s current lack of liquidity could harm it by:

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

The carrying amounts of the Company’s consolidated financial instruments which include cash and cash equivalents, accounts receivable and accounts payable approximate their fair values as of June 30, 2010 and December 31, 2009 due to the relatively short maturities of these instruments. The carrying value of the Company’s debt obligations at June 30, 2010 and December 31, 2009 approximate their fair value.

(g)	Concentration of Risk

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three and six months ended June 30, 2010, Emirates Telecommunications Corporation (“Etisalat”) accounted for 24% and 29% of net revenue, respectively. For the three and six months ended June 30, 2009, the same customer accounted for 18% and 10% of net revenue, respectively.

As of June 30, 2010, Etisalat receivables, which are denominated in United Arab Emirates Dirhams, a currency that tracks to the U.S. dollar, accounted for 36% of net accounts receivable. As of December 31, 2009, the same customer accounted for 66% of net accounts receivable.

As of June 30, 2010 and December 31, 2009, receivables from customers in countries other than the United States represented 68% and 82%, respectively, of net accounts receivable.

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

In January 2010, FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The update requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements. The Company adopted the updated standard as of March 31, 2010. The adoption did not have any impact on the Company’s condensed consolidated financial statements.

(2)	Cash and Cash Equivalents and Short-term Investments

Cash, cash equivalents, and short-term investments as of June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Cash and Cash Equivalents:
Cash	$20,255	$19,050
Money Market Funds	16	2,410

	$20,271	$21,460

Short-term investments:
Corporate Securities	—	306

	$—	$306

As of June 30, 2010 and December 31, 2009, the fair value equaled cost of the cash and cash equivalents and short-term investments.

(3)	Fair Value Measurement

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

The following table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 and the basis for that measurement:

	Fair Value Measurements as of June 30, 2010 Using (In Thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$16	$16	$—	$—

Total	$16	$16	$—	$—

	Fair Value Measurements as of December 31, 2009 Using (In Thousands)
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

As a result of the acquisition of Paradyne Networks, Inc. (“Paradyne”) in September 2005, the Company assumed certain lease liabilities for facilities in Largo, Florida. The Company has accrued a liability for the excess portion of these facilities. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $8.7 million as of June 30, 2010, of which $3.5 million was accrued for excess facilities, net of estimated sublease income. During 2009, the Company assumed that it would no longer be able to sublease the remaining excess space due to the continued deterioration in the real estate market. Accordingly, during the three and six months ended June 30, 2009, the Company increased its excess lease liability balance by $0.1 million and $0.2 million, respectively, with a corresponding charge to general and administrative expenses. No additional increases were recorded in the three or six months ended June 30, 2010.

A summary of current period activity related to excess lease liabilities accrued is as follows (in thousands):

Exit Costs
Balance at December 31, 2009	$4,418
Cash payments, net	(870)

Balance at June 30, 2010	$3,548

A summary of the excess lease liabilities at their net present value as of June 30, 2010 is as follows (in thousands):

Exit Costs
Future lease payments for excess space	$4,760
Less: contractual sublease income	(1,212)

Balance at June 30, 2010	$3,548

The current portion of the excess lease liability as of June 30, 2010 of $1.8 million is classified in “Accrued and other liabilities” and the long-term portion of $1.7 million is classified in “Other long-term liabilities” in the accompanying condensed consolidated balance sheet.

(5)	Inventories

Inventories as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010	December 31, 2009
Inventories:
Raw materials	$21,015	$20,898
Work in process	3,435	3,071
Finished goods	6,933	6,259

	$31,383	$30,228

(6)	Property and Equipment, net

Property and equipment, net, as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010	December 31, 2009
Property and equipment:
Land	$4,821	$4,821
Buildings	14,007	14,007
Machinery and equipment	9,607	9,237
Computers and acquired software	3,807	3,795
Furniture and fixtures	290	313
Leasehold improvements	415	376

	32,947	32,549
Less accumulated depreciation and amortization	(14,469)	(13,588)

	$18,478	$18,961

Depreciation and amortization expense associated with property and equipment amounted to $0.9 million and $1.0 million for the six months ended June 30, 2010 and 2009, respectively.

(7)	Stock-Based Compensation

As of June 30, 2010, the Company had two types of share-based compensation plans related to stock options and employee stock purchases. The compensation cost that has been charged as an expense in the statement of operations for those plans was $1.8 million and $1.1 million for the six months ended June 30, 2010 and 2009, respectively.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Compensation expense relating to employee stock options	$213	$488	$1,672	$998
Compensation expense relating to non-employees	59	47	66	53
Compensation expense relating to Employee Stock Purchase Plan	61	8	78	12

Stock-based compensation expense	$333	$543	$1,816	$1,063

Stock Options

The Company’s stock-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company has two active stock option plans, the Amended and Restated Special 2001 Stock Incentive Plan and the Amended and Restated 2001 Stock Incentive Plan. Stock options are primarily issued from the Amended and Restated 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company. As of June 30, 2010, 0.8 million shares were available for grant under these plans.

The assumptions used to value option grants for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Expected term	4.7 years	4.7 years	4.7 years	4.7 years
Expected volatility	94%	88%	94%	88%
Risk free interest rate	2.10%	2.74%	2.22%	2.66%

The following table sets forth the summary of option activity under the stock option program for the six months ended June 30, 2010 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2009	4,432	$4.05	5.65	$4,606
Granted	62	$2.37
Canceled/Forfeited	(54)	$1.29
Exercised	(9)	$0.73

Outstanding as of March 31, 2010	4,431	$4.05	5.44	$6,969

Granted	169	$1.92
Canceled/Forfeited	(38)	$6.61
Exercised	(9)	$0.62

Outstanding as of June 30, 2010	4,553	$3.96	5.25	$2,692

Vested and expected to vest at June 30, 2010	3,926	$4.36	5.18	$2,614

Vested and exercisable at June 30, 2010	2,731	$5.62	4.93	$1,911

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.49 as of June 30, 2010, which would have been received from the option holders had all option holders exercised their options as of that date.

As of June 30, 2010, there was $1.7 million of unrecognized compensation expense, adjusted for estimated forfeitures related to unvested stock-based payments granted, which are expected to be recognized over a weighted average period of 1.9 years.

On March 11, 2010, the Company filed a Certificate of Amendment with the Delaware Secretary of State to amend the Company’s Certificate of Incorporation, which amendment effected a one-for-five reverse stock split of Zhone common stock and reduced the authorized shares of Zhone common stock from 900,000,000 to 180,000,000. No fractional shares of common stock were issued as a result of the reverse stock split and shareholders of record received cash in lieu of the fractional shares to which they would otherwise have been entitled, based on the closing price of Zhone common stock on March 10, 2010. All stock options were modified for the one-for-five reverse split by decreasing the number of shares and increasing the exercise price per share on a one-for-five basis. This modification did not result in any additional stock compensation expense in the current period or future periods. References to shares of Zhone common stock, warrants and stock options (and associated dollar amounts) in this Form 10-Q for the quarter ended June 30, 2010 are provided on a post-reverse stock split basis.

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

The following tables set forth potentially dilutive securities that have been excluded from the diluted net loss per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30, 2010	Weighted Average Exercise Price	Six Months Ended June 30, 2010	Weighted Average Exercise Price
Warrants	7	$116.54	7	$116.54
Outstanding stock options and unvested restricted shares	4,587	$4.11	4,587	$4.11

	4,594		4,594

	Three Months Ended June 30, 2009	Weighted Average Exercise Price	Six Months Ended June 30, 2009	Weighted Average Exercise Price
Warrants	7	$116.54	7	$116.54
Outstanding stock options and unvested restricted shares	5,250	$11.60	5,250	$11.60

	5,257		5,257

(9)	Comprehensive Loss

The components of comprehensive loss, net of tax, for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(2,002)	$(2,264)	$(5,206)	$(9,167)
Other comprehensive loss:
Change in unrealized gain/(loss) on investments	—	1	—	(3)
Foreign currency translation adjustments	(7)	13	9	29

Total comprehensive loss	$(2,009)	$(2,250)	$(5,197)	$(9,141)

(10)	Debt

Secured Real Estate Loan

In December 2005, the Company entered into an amendment to an existing loan with a financial institution relating to the financing of its Oakland, California campus (the “Amended Loan”). As of June 30, 2010, the Company had $18.5 million of debt outstanding under this secured real estate loan facility which matures in April 2011. Given the maturity date, the whole outstanding balance is included on the balance sheet as a current liability. The interest rate on this debt was 6.5% as of June 30, 2010. The Company’s obligations under the Amended Loan remain secured by a security interest in the Company’s campus. As of June 30, 2010 and December 31, 2009, the debt was collateralized by land and buildings with a net book value of $15.5 million and $15.7 million, respectively. Aggregate debt maturities as of June 30, 2010 were $0.2 million for the remainder of 2010, and $18.3 million in 2011.

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

Under the SVB Facility, $10.0 million was outstanding at June 30, 2010. In addition, $8.6 million was committed as security for various letters of credit and $3.4 million was unused and available for borrowing as of June 30, 2010. The amounts borrowed under the SVB Facility bear interest, payable monthly, at a floating rate that is SVB’s prime rate plus 2.5%. The minimum interest rate is 6.5%. The interest rate was 6.5% at June 30, 2010.

The Company’s obligations under the SVB Facility are secured by substantially all of its personal property assets and those of its subsidiaries, including their intellectual property. The SVB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company does not comply with the various covenants and other requirements under the SVB Facility, SVB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the SVB Facility. As of June 30, 2010, the Company was in compliance with these covenants.

(11)	Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2010 (remainder of the year)	$2,429
2011	4,575
2012	2,297
2013	63
2014	15
Thereafter	14

Total minimum lease payments	$9,393

The total minimum lease payments shown above include projected payments and obligations for leases that the Company is no longer utilizing, some of which relate to excess facilities obtained through acquisitions. At June 30, 2010, the Company had estimated commitments of $8.7 million related to facilities assumed as a result of the Paradyne acquisition, of which $3.5 million was accrued for excess facilities, which is net of estimated sublease income. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates.

Warranties

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,
	2010	2009
Beginning balance	$1,662	$1,979
Charged to cost of revenue	1,052	649
Claims and settlements	(936)	(1,066)

Ending balance	$1,778	$1,562

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

Performance Bonds

In the normal course of operations, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $1.1 million as of June 30, 2010.

Purchase Commitments

The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding was $5.3 million as of June 30, 2010.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Revenue by Geography:
United States	$12,186	$13,386	$22,050	$26,339
Canada	1,386	1,247	2,517	3,030

Total North America	13,572	14,633	24,567	29,369

Latin America	4,708	4,069	9,674	7,422
Europe, Middle East, Africa	13,837	11,136	28,379	16,562
Asia Pacific	1,138	508	1,717	1,096

Total International	19,683	15,713	39,770	25,080

	$33,255	$30,346	$64,337	$54,449

(13)	Income Taxes

The total amount of unrecognized tax benefits, including interest and penalties, at June 30, 2010 was not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits during the quarters ended June 30, 2010 and 2009. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

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

Forward-Looking Statements

This report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future growth and revenues from our Single Line Multi-Service, or SLMS, products; our ability to refinance or repay our existing indebtedness prior to the applicable maturity date; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified under the heading “Risk Factors” in Part II, Item 1A elsewhere in this report and our other filings with the Securities and Exchange Commission. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, the ability to generate sufficient revenue to achieve or sustain profitability, the ability to raise additional capital to fund existing and future operations or to repay or refinance our existing indebtedness, defects or other performance problems in our products, the economic slowdown in the telecommunications industry that has restricted the ability of our customers to purchase our products, commercial acceptance of our SLMS products, intense competition in the communications equipment market from large equipment companies as well as private companies with products that address the same networks needs as our products, higher than anticipated expenses that we may incur, and other factors identified elsewhere in this report and in our most recent reports on Forms 10-K, 10-Q and 8-K. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Since inception, we have incurred significant operating losses and had an accumulated deficit of $1,020.8 million as of June 30, 2010, and we expect that our operating losses and negative cash flows from operations may continue. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States and the rest of the world do not improve or deteriorate, we may experience material adverse impacts on our business, operating results and financial condition. During 2009, we implemented several activities intended to reduce costs, improve operating efficiencies and change our operations to more closely align them with our key strategic focus, which included headcount reductions. During the three and six months ended June 30, 2010, we continued to focus on cost control and operating efficiency along with restrictions on discretionary spending.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenue	100%	100%	100%	100%
Cost of revenue	64%	64%	64%	65%

Gross profit	36%	36%	36%	35%

Operating expenses:
Research and product development	16%	18%	16%	21%
Sales and marketing	18%	16%	18%	21%
General and administrative	7%	8%	9%	9%

Total operating expenses	41%	42%	43%	51%

Operating loss	(5)%	(6)%	(7)%	(16)%
Interest expense	(1)%	(1)%	(1)%	(1)%
Interest income	0%	0%	0%	0%
Other income, net	0%	0%	0%	0%

Loss before income taxes	(6)%	(7)%	(8)%	(17)%
Income tax provision (benefit)	0%	0%	0%	0%

Net loss	(6)%	(7)%	(8)%	(17)%

Revenue

Information about our net revenue for products and services for the three and six months ended June 30, 2010 and 2009 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Increase (Decrease)	% Change	2010	2009	Increase (Decrease)	% Change
Products	$32.3	$28.9	$3.4	12%	$62.4	$51.4	$11.0	21%
Services	1.0	1.4	(0.4)	(29)%	1.9	3.0	(1.1)	(37)%

Total	$33.3	$30.3	$3.0	10%	$64.3	$54.4	$9.9	18%

Information about our net revenue for North America and international markets for the three and six months ended June 30, 2010 and 2009 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Increase (Decrease)	% change	2010	2009	Increase (Decrease)	% change
Revenue by geography:
United States	$12.2	$13.4	$(1.2)	(9)%	$22.0	$26.3	$(4.3)	(16)%
Canada	1.4	1.2	0.2	17%	2.5	3.0	(0.5)	(17)%

Total North America	13.6	14.6	(1.0)	(7)%	24.5	29.3	(4.8)	(16)%

Latin America	4.7	4.0	0.7	18%	9.7	7.4	2.3	31%
Europe, Middle East, Africa	13.9	11.2	2.7	24%	28.4	16.6	11.8	71%
Asia Pacific	1.1	0.5	0.6	120%	1.7	1.1	0.6	55%

Total International	19.7	15.7	4.0	25%	39.8	25.1	14.7	59%

Total	$33.3	$30.3	$3.0	10%	$64.3	$54.4	$9.9	18%

For the three months ended June 30, 2010, net revenue increased 10% or $3.0 million to $33.3 million from $30.3 million for the same period last year. For the six months ended June 30, 2010, net revenue increased 18% or $9.9 million to $64.3 million from $54.4 million for the same period last year.

For the three months ended June 30, 2010, product revenue increased 12% or $3.4 million to $32.3 million, compared to $28.9 million for the same period last year. For the six months ended June 30, 2010, product revenue increased 21% or $11.0 million to $62.4 million, compared to $51.4 million for the same period last year.

The increase in net revenue and product revenue during the three and six months ended June 30, 2010 was primarily due to significant additional sales of our new products in the international markets in which Etisalat operates.

For the three months ended June 30, 2010, service revenue decreased by 29% or $0.4 million to $1.0 million, compared to $1.4 million for the same period last year. For the six months ended June 30, 2010, service revenue decreased by 37% or $1.1 million to $1.9 million, compared to $3.0 million for the same period last year. The decrease in service revenue was primarily due to fewer one-time service sales during the current period. Service revenue represents revenue from maintenance and other services associated with product shipments.

International revenue increased 25% or $4.0 million to $19.7 million for the three months ended June 30, 2010 from $15.7 million for the same period last year, and represented 59% of total revenue compared with 52% during the same period of 2009. For the six months ended June 30, 2010, international revenue increased 59% or $14.7 million to $39.8 million from $25.1 million for the same period last year, and represented 62% of total revenue compared with 46% during the same period of 2009. The increase in international revenue during the three and six months ended June 30, 2010 was primarily due to increased sales of our new products in Europe, Middle East and Africa.

For the three and six months ended June 30, 2010, Etisalat represented 24% and 29% of net revenue, respectively. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, increased $2.0 million or 10% to $21.3 million for the three months ended June 30, 2010 compared to $19.3 million for the three months ended June 30, 2009. Cost of revenue increased $5.4 million or 15% to $41.0 million for the six months ended June 30, 2010 compared to $35.6 million for the six months ended June 30, 2009. The increase in cost of revenue was primarily due to the increase in sales volume. Gross margin remained consistent for the three months ended June 30, 2010 as compared with prior period and increased slightly for the six months ended June 30, 2010 as compared to prior period due to greater sales of products with higher gross margin, such as the MXK products. Total cost of revenue was 64% of net revenue for each of the three months ended June 30, 2010 and 2009, and 64% and 65% of net revenue for the six months ended June 30, 2010 and 2009, respectively.

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

Research and Product Development Expenses

Research and product development expenses decreased 7% or $0.4 million to $5.2 million from $5.6 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, and decreased 8% or $0.9 million to $10.5 million from $11.4 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease in both the three and six months ended June 30, 2010 was a combination of continued restructuring efforts to streamline processes and cost savings realized from the completion of development of certain new products. The continued restructuring efforts to streamline processes can be seen through the reduction in personnel-related costs of $0.1 million and $0.3 million for the three and six months ended June 30, 2010, respectively. The cost saving related to the completion of development and launch of new products in late 2009 resulted in decreases in product-related costs of $0.3 million and $0.7 million for the three and six months ended June 30, 2010, respectively. The decrease for the six months ended June 30, 2010 was slightly offset by the $0.1 million increase in stock-based compensation which related to the acceleration of vesting of stock options in March 2010. We intend to continue to invest in research and product development to attain our strategic product development objectives, while seeking to manage the associated costs through expense controls.

Sales and Marketing Expenses

Sales and marketing expenses increased 22% or $1.1 million to $6.1 million from $5.0 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to an increase of $0.3 million in marketing expenses as we continue to grow our brand awareness, an increase of $0.2 million in customer service related expenses and increases in sales expenses of $0.6 million, of which $0.2 million related to commissions, $0.1 million related to travel expenses and $0.3 million related to consulting fees from increased sales of our new products in international markets during the current year period.

Sales and marketing expenses increased 8% or $0.9 million to $11.9 million from $11.0 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to an increase of $0.4 million in marketing expenses, an increase of $0.3 million in customer service related expenses and increases in sales expenses of $1.0 million, of which $0.3 million related to commissions, $0.6 million related to consulting fees from increased sales of our new products in international markets during the current year period and $0.1 million related to travel expenses, and an increase of $0.1 million related to stock-based compensation from the acceleration of vesting of stock options in March 2010. These increases were offset by significant expenses in the first quarter of 2009 related to the closure of our Italy office (which resulted in severance costs of $0.6 million and exit costs of $0.3 million), as there were no similar restructuring activities in the first quarter of 2010.

General and Administrative Expenses

General and administrative expenses decreased 4% or $0.1 million to $2.3 million from $2.4 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, and increased 12% or $0.6 million to $5.6 million from $5.0 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease for the three months ended June 30, 2010 related mainly to lower personnel expenses of $0.1 million due to continued efforts to reduce costs. The increase for the six months ended June 30, 2010 was primarily due to an increase of $0.6 million in stock-based compensation (of which $0.7 million related to the acceleration of vesting of stock options in March 2010 partially offset by a decrease of $0.1 million for the three months ended June 30, 2010).

Income Tax Provision

During the three and six months ended June 30, 2010 and 2009, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents and short-term investments, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At June 30, 2010, cash and cash equivalents were $20.3 million as compared with cash, cash equivalents and short-term investments of $21.8 million at December 31, 2009. This amount included cash and cash equivalents of $20.3 million at June 30, 2010, as compared with $21.5 million at December 31, 2009. The decrease in cash and cash equivalents was attributable to net cash used in operating, financing, and investing activities of $1.0 million, $0.1 million and $0.1 million, respectively.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2010 consisted of a net loss of $5.2 million, adjusted for non-cash charges totaling $2.8 million and an increase in operating assets totaling $1.4 million. The most significant components of the changes in net operating assets were a decrease in accounts receivable of $9.3 million with an offsetting decrease in accounts payable of $8.1 million. The decrease in accounts receivable related to significant cash collections, primarily related to Etisalat, in the second quarter of 2010, which were in turn used to pay down outstanding payables causing the related decrease in the accounts payable balance. In addition to these changes, there was an increase in inventories of $1.2 million related to the build-up associated with shipments for the third quarter of 2010.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 consisted primarily of equipment purchases of $0.4 million, offset by proceeds from the sale and maturity of short-term investments of $0.3 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2010 consisted primarily of repayment of debt of $0.2 million primarily in connection with the secured real estate loan associated with our Oakland, California campus. This was partially offset by the proceeds related to exercises of stock options and purchases made under the ESPP plan of $0.2 million.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents which totaled $20.3 million at June 30, 2010, and our $25.0 million revolving line of credit and letter of credit facility with SVB, or the SVB Facility. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts.

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

Under the SVB Facility, $10.0 million was outstanding at June 30, 2010. In addition, $8.6 million was committed as security under various letters of credit and $3.4 million was unused and available for borrowing as of June 30, 2010. The amounts borrowed under the SVB Facility bear interest, payable monthly, at a floating rate that is SVB’s prime rate plus 2.5%. The minimum interest rate is 6.5%. The interest rate was 6.5% at June 30, 2010.

Our obligations under the SVB Facility are secured by substantially all of our personal property assets and those of our subsidiaries, including our intellectual property. The SVB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we do not comply with the various covenants and other requirements under the SVB Facility, SVB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the SVB Facility. As of June 30, 2010, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.

Future Requirements and Funding Sources

Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. As a result of the Paradyne acquisition in 2005, we assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $8.7 million as of June 30, 2010. We intend to continue to occupy only a portion of these facilities and are evaluating our options to exit the excess portion of the lease. We have recorded a liability of $3.5 million as of June 30, 2010, which we believe is adequate to cover costs incurred to exit the excess portion of these facilities, net of estimated sublease income.

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

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of June 30, 2010, Etisalat accounted for 36% of net accounts receivable, and receivables from customers in countries other than the United States of America represented 68% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

As of June 30, 2010, we have $18.5 million outstanding under a secured real estate loan that becomes due in April 2011. We are currently evaluating the options to refinance the real estate loan or the potential sale of the campus building which are expected to be completed by the end of the fiscal year.

We expect that operating losses and negative cash flows from operations may continue. In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may be required to sell assets, issue debt or equity securities or borrow on unfavorable terms. Continued uncertainty regarding financial institutions’ ability and inclination to lend may negatively impact our ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. We may be unable to sell assets, issue securities or access additional indebtedness to meet these needs on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. Likewise, any equity financing could result in additional dilution of our stockholders. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions we have previously taken. Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments and available credit facilities will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Contractual Commitments and Off-Balance Sheet Arrangements

At June 30, 2010, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2010	2011	2012	2013	2014 and Thereafter
Operating leases	$9,393	$2,429	$4,575	$2,297	$63	$29
Purchase commitments	5,307	5,307	—	—	—	—
Line of credit	10,000	10,000	—	—	—	—
Short-term debt	18,453	211	18,242	—	—	—

Total future contractual commitments	$43,153	$17,947	$22,817	$2,297	$63	$29

Operating Leases

The operating lease amounts shown above represent primarily off-balance sheet arrangements. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet, net of estimated sublease income. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. Of the total $9.4 million operating lease amount, $3.5 million has been recorded as a liability on our balance sheet as of June 30, 2010.

Purchase Commitments

The purchase commitments shown above represent non-cancellable inventory purchase commitments as of June 30, 2010. The inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by us at time of order.

Line of Credit and Debt

The debt and line of credit obligations have been recorded as liabilities on our balance sheet. The debt and line of credit obligation amounts shown above represent the scheduled principal repayments, but not the associated interest payments which may vary based on changes in market interest rates. Our secured real estate loan matures in April of 2011 and we are currently evaluating our refinancing options. Although our line of credit under the SVB Facility matures in 2011, we have the right to repay anytime before the maturity date and intend to repay outstanding borrowings within the current year. At June 30, 2010, the interest rate under both our secured real estate loan and the SVB Facility was 6.5%. See above under “Cash Management” for further information about the SVB Facility.

As of June 30, 2010, we had $10.0 million outstanding under our line of credit under the SVB Facility and an additional $8.6 million committed as security for various letters of credit, as discussed in Note 10 to the condensed consolidated financial statements.

As of June 30, 2010, we had $18.5 million outstanding under our secured real estate loan, all of which was classified as short-term, as discussed in Note 10 to the condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Cash and cash equivalents	$20,271	$21,460
Short-term investments	—	306

	$20,271	$21,766

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments consist principally of demand deposit and money market accounts, commercial paper and corporate debentures and bonds with credit ratings of AA or better. Cash and cash equivalents and short-term investments are principally held with various domestic financial institutions with high credit standing. We perform ongoing credit evaluations of our customers and generally do not require collateral. Allowances are maintained for potential doubtful accounts. For the three and six months ended June 30, 2010, Etisalat accounted for 24% and 29% of net revenue, respectively. For the three and six months ended June 30, 2009, the same customer accounted for 18% and 10% of net revenue, respectively.

As of June 30, 2010, Etisalat receivables, which are denominated in United Arab Emirates Dirhams, a currency that tracks to the U.S. dollar, accounted for 36% of net accounts receivable. As of December 31, 2009, the same customer accounted for 66% of net accounts receivable.

As of June 30, 2010 and December 31, 2009, receivables from customers in countries other than the United States represented 68% and 82%, respectively, of net accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of June 30, 2010, our outstanding debt balance was $28.5 million, which was comprised of two parts. The first part related to the principal outstanding under our secured real estate loan of $18.5 million. Interest on that loan accrues on the unpaid principal balance at a variable interest rate (which adjusts every six months) equal to the sum of the LIBOR rate plus 3.0% per annum; provided that in no event will the variable interest rate (a) exceed 14.2488% per annum, (b) be less than 6.5% per annum, or (c) be adjusted by more than 1.0% at any adjustment date. The second part of our total outstanding debt related to our SVB Facility which accounted for $10.0 million. Interest on the line of credit under the SVB Facility accrues at SVB’s prime rate plus 2.5% with the minimum rate set at 6.5%. The interest rate for both the secured real estate loan and the SVB Facility was 6.5% at June 30, 2010. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.6 million.

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

We have performed sensitivity analyses as of June 30, 2010 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.2 million at June 30, 2010. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by our Quarterly Report on Form 10-Q for the three months ended March 31, 2010 and filed with the SEC on May 7, 2010, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2009 (as so updated). The risks described in our Annual Report on Form 10-K (as so updated) are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

The Exhibit Index on page 25 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the retirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: August 6, 2010	By:	/S/ MORTEZA EJABAT
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/S/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer