Form 10-Q
period 2010-09-30
ZHONE TECHNOLOGIES INC
filed 2010-11-05
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2010, there were approximately 30,491,301 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,472	$21,460
Short-term investments	—	306
Accounts receivable, net of allowances for sales returns and doubtful accounts of $2,735 as of September 30, 2010 and $5,042 as of December 31, 2009	34,191	37,107
Inventories	27,905	30,228
Prepaid expenses and other current assets	2,257	2,098

Total current assets	85,825	91,199
Property and equipment, net	2,975	18,961
Restricted cash	58	58
Other assets	381	41

Total assets	$89,239	$110,259

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,653	$14,914
Line of credit	10,000	10,000
Current portion of long-term debt	—	411
Accrued and other liabilities	13,682	12,031

Total current liabilities	34,335	37,356
Long-term debt, less current portion	—	18,285
Other long-term liabilities	4,471	2,945

Total liabilities	38,806	58,586

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 30,486 and 30,272 shares as of September 30, 2010 and December 31, 2009, respectively	30	30
Additional paid-in capital	1,069,271	1,066,974
Other comprehensive income	265	293
Accumulated deficit	(1,019,133)	(1,015,624)

Total stockholders’ equity	50,433	51,673

Total liabilities and stockholders’ equity	$89,239	$110,259

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenue	$33,683	$36,016	$98,020	$90,465
Cost of revenue	20,107	23,949	61,122	59,529

Gross profit	13,576	12,067	36,898	30,936

Operating expenses:
Research and product development	5,283	5,338	15,758	16,699
Sales and marketing	5,979	5,323	17,835	16,372
General and administrative	2,352	2,300	7,929	7,309
Gain on sale of assets	(1,959)	—	(1,959)	—

Total operating expenses	11,655	12,961	39,563	40,380

Operating income (loss)	1,921	(894)	(2,665)	(9,444)
Interest expense	(240)	(327)	(966)	(1,004)
Interest income	6	7	6	45
Other income, net	18	18	21	101

Income (loss) before income taxes	1,705	(1,196)	(3,604)	(10,302)
Income tax provision (benefit)	8	8	(95)	69

Net income (loss)	$1,697	$(1,204)	$(3,509)	$(10,371)

Net income (loss) per share, basic	$0.06	$(0.04)	$(0.12)	$(0.34)
Net income (loss) per share, diluted	$0.05	$(0.04)	$(0.12)	$(0.34)
Weighted average shares outstanding used to compute basic net income (loss) per share	30,431	30,222	30,324	30,183
Weighted average shares outstanding used to compute diluted net income (loss) per share	31,882	30,222	30,324	30,183

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,509)	$(10,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,261	1,439
Stock-based compensation	2,062	1,543
Accretion of premium on investments	—	44
Provision for sales returns and doubtful accounts	457	1,430
Gain on sale of assets	(1,959)	—
Changes in operating assets and liabilities:
Accounts receivable	2,459	(9,755)
Inventories	2,323	10,188
Prepaid expenses and other current assets	(76)	33
Other assets	(240)	14
Accounts payable	(4,261)	(2,194)
Accrued and other liabilities	1,265	(960)

Net cash used in operating activities	(218)	(8,589)

Cash flows from investing activities:
Purchases of property and equipment	(546)	(430)
Purchases of short-term investments	—	(308)
Proceeds from sale and maturities of short-term investments	306	2,946
Proceeds from sale of assets	573	—
Change in restricted cash	—	65

Net cash provided by investing activities	333	2,273

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP plan	235	47
Repayment of debt	(310)	(5,283)

Net cash used in financing activities	(75)	(5,236)

Effect of exchange rate changes on cash	(28)	22

Net increase (decrease) in cash and cash equivalents	12	(11,530)
Cash and cash equivalents at beginning of period	21,460	33,251

Cash and cash equivalents at end of period	$21,472	$21,721

Supplemental non-cash investing and financing activities:
Sale of Oakland, California campus and extinguishment of related debt (Refer to Note 6)

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

Zhone Technologies, Inc. (sometimes referred to, collectively with its subsidiaries, as “Zhone” or the “Company”) designs, develops and manufactures communications network equipment for telecommunications, wireless, and cable operators worldwide. The Company’s products allow network service providers to deliver video and interactive entertainment services in addition to their existing voice and data service offerings. The Company was incorporated under the laws of the state of Delaware in September 1999. The Company began operations in September 1999 and is headquartered in Oakland, California.

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

On March 11, 2010, the Company effected a one-for-five reverse stock split. All share and per share information included in the Company’s unaudited condensed consolidated financial statements and accompanying notes presented herein reflect the retroactive effect of the one-for-five reverse stock split.

(d)	Risks and Uncertainties

Although the Company had net income of $1.7 million for the three months ended September 30, 2010, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern due to the Company’s losses for the nine months ended September 30, 2010, which reduced cash, cash equivalents and short-term investments over that period, and the Company’s expectation that operating losses and negative cash flows from operations may continue. As of September 30, 2010, the Company had approximately $21.5 million in cash and cash equivalents and $10.0 million in current debt outstanding under its revolving line of credit and letter of credit facility (the “SVB Facility”). Continued uncertainty regarding financial institutions’ ability and inclination to lend may negatively impact the Company’s ability to refinance its existing indebtedness on favorable terms, or at all.

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

During 2009, the Company implemented several activities intended to reduce costs, improve operating efficiencies and change its operations to more closely align them with its key strategic focus, which included headcount reductions. During the three and nine months ended September 30, 2010, the Company continued to focus on cost control and operating efficiency along with restrictions on discretionary spending. The most significant cost-cutting measure during this period was the sale in September 2010 of the Company’s land and buildings located in Oakland, California and extinguishment of related debt in a sale and leaseback transaction with LBA Realty, LLC (“LBA Realty”). The sale and leaseback transaction allowed the Company to reduce occupancy costs going forward and improved the financial position by eliminating the related debt which was due in April 2011.

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

If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict the Company’s ability to operate its business. Likewise, any equity financing could result in additional dilution of the Company’s stockholders. If the Company is unable to obtain additional capital or is required to obtain additional capital on terms that are not favorable, it may be required to reduce the scope of its planned product development and sales and marketing efforts beyond the reductions it has previously taken. Based on the Company’s current plans and business conditions, it believes that its existing cash, cash equivalents and available credit facilities will be sufficient to satisfy its anticipated cash requirements for the foreseeable future.

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

The carrying amounts of the Company’s consolidated financial instruments which include cash and cash equivalents, accounts receivable and accounts payable approximate their fair values as of September 30, 2010 and December 31, 2009 due to the relatively short maturities of these instruments. The carrying value of the Company’s debt obligations at September 30, 2010 and December 31, 2009 approximate their fair value.

(g)	Concentration of Risk

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three and nine months ended September 30, 2010, Emirates Telecommunications Corporation (“Etisalat”) accounted for 27% and 28% of net revenue, respectively. For the three and nine months ended September 30, 2009, the same customer accounted for 20% and 14% of net revenue, respectively.

As of September 30, 2010, Etisalat receivables, which are denominated in United Arab Emirates Dirhams, a currency that tracks to the U.S. dollar, accounted for 53% of net accounts receivable. As of December 31, 2009, the same customer accounted for 66% of net accounts receivable.

As of September 30, 2010 and December 31, 2009, receivables from customers in countries other than the United States represented 78% and 82%, respectively, of net accounts receivable.

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

In September 2009, FASB issued an Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-13 are effective for fiscal years beginning on or after September 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently assessing the impact of this amendment to the ASC on its accounting and reporting systems and processes; however, at this time, the Company does not anticipate the adoption to have a material impact on the condensed consolidated financial statements.

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

(2)	Cash and Cash Equivalents and Short-term Investments

Cash, cash equivalents, and short-term investments as of September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Cash and Cash Equivalents:
Cash	$14,455	$19,050
Money Market Funds	7,017	2,410

	$21,472	$21,460

Short-term investments:
Corporate Securities	—	306

	$—	$306

As of September 30, 2010 and December 31, 2009, the fair value equaled cost of the cash and cash equivalents and short-term investments.

(3)	Fair Value Measurement

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

The following table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 and the basis for that measurement:

	Fair Value Measurements as of September 30, 2010 Using (In Thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$7,017	$7,017	$—	$—

Total	$7,017	$7,017	$—	$—

	Fair Value Measurements as of December 31, 2009 Using (In Thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$2,410	$2,410	$—	$—
Corporate securities (2)	306	—	306	—

Total	$2,716	$2,410	$306	$—

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s condensed consolidated balance sheet.

(4)	Operating Lease Liabilities

As a result of the acquisition of Paradyne Networks, Inc. (“Paradyne”) in September 2005, the Company assumed certain lease liabilities for facilities in Largo, Florida. The Company has accrued a liability for the excess portion of these facilities. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $7.6 million as of September 30, 2010, of which $3.2 million was accrued for excess facilities, net of estimated sublease income.

A summary of current period activity related to excess lease liabilities accrued is as follows (in thousands):

Exit Costs
Balance at December 31, 2009	$4,418
Cash payments, net	(1,206)

Balance at September 30, 2010	$3,212

A summary of the excess lease liabilities at their net present value as of September 30, 2010 is as follows (in thousands):

Exit Costs
Future lease payments for excess space	$4,119
Less: contractual sublease income	(907)

Balance at September 30, 2010	$3,212

The current portion of the excess lease liability as of September 30, 2010 of $1.8 million is classified in “Accrued and other liabilities” and the long-term portion of $1.4 million is classified in “Other long-term liabilities” in the accompanying condensed consolidated balance sheet.

(5)	Inventories

Inventories as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010	December 31, 2009
Inventories:
Raw materials	$19,181	$20,898
Work in process	2,558	3,071
Finished goods	6,166	6,259

	$27,905	$30,228

(6)	Sale-leaseback of Oakland, California Campus

On September 28, 2010, the Company sold its Oakland, California campus, consisting of land and three buildings, to LBA Realty for approximately $18.8 million. As part of the sale transaction, LBA Realty agreed to settle Zhone’s secured real estate debt which was secured by the Oakland, California campus for a net sum of $17.6 million pursuant to a Discount Payoff Agreement as discussed in Note 11. The net cash proceeds from the sale of Oakland, California campus and extinguishment of related debt was $0.6 million after offsetting the gross selling price of $18.8 million with the closing costs of $0.2 million, extinguishment of related debt of $17.6 million and other miscellaneous payments of $0.4 million. As the sale transaction and the extinguishment of debt occurred simultaneously with the same party, the gain on the extinguishment of $0.8 million has been accounted for as sale proceeds in the sale and leaseback transaction.

In connection with the sale, the Company entered into a Multi-Tenant Commercial/Industrial Lease Agreement (the “Lease Agreement”) to rent one of the buildings from LBA Realty for a five-year term, commencing from the closing of the sale. The initial annual rent under the Lease Agreement is approximately $0.6 million, with periodic rent escalations at a rate of approximately 2% per annum. Under the Lease Agreement, the Company is also to receive a non-refundable tenant improvement allowance of $1.7 million for the required alterations to the property being leased back. The tenant improvement allowance amount will be amortized over the term of the lease as an offset to rent expense.

The sale of the Oakland, California campus, consisting of land and three buildings, qualified as a ‘sale’ as that term is defined in Accounting Standards Codification (“ASC”) 360-20, Real Estate Sales. Additionally, the subsequent leaseback of one of the buildings qualified as a normal leaseback as defined in ASU 840-40, Sale-Leaseback Transactions. The Company recognized a net gain in the condensed consolidated statement of operations for the third quarter of 2010 of $2.0 million, which represents the estimated fair value in excess of the book value of the buildings sold but not leased back. The remaining gain of $2.2 million, representing the estimated fair value in excess of the book value of the building sold and leased back, was deferred to be amortized as a reduction in rent expense over the term of the lease.

For the purposes of accounting for the sale and leaseback transaction, the estimated fair value of the buildings on an individual basis was determined by the Company based on the compilation and review of third-party evidence of the current market prices for sales of similar buildings in the geographic area where Zhone’s campus is situated.

(7)	Property and Equipment, net

Property and equipment, net, as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010	December 31, 2009
Property and equipment:
Land	$—	$4,821
Buildings	—	14,007
Machinery and equipment	9,741	9,237
Computers and acquired software	3,806	3,795
Furniture and fixtures	290	313
Leasehold improvements	430	376

	14,267	32,549
Less accumulated depreciation and amortization	(11,292)	(13,588)

	$2,975	$18,961

Depreciation and amortization expense associated with property and equipment amounted to $1.3 million and $1.4 million for the nine months ended September 30, 2010 and 2009, respectively.

The decrease in the net property and equipment is a result of the Oakland, California campus sale as discussed in Note 6.

(8)	Stock-Based Compensation

As of September 30, 2010, the Company had two types of share-based compensation plans related to stock options and employee stock purchases. The compensation cost that has been charged as an expense in the statement of operations for those plans was $2.1 million and $1.5 million for the nine months ended September 30, 2010 and 2009, respectively.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Compensation expense relating to employee stock options	$225	$455	$1,897	$1,453
Compensation expense relating to non-employees	1	9	67	62
Compensation expense relating to Employee Stock Purchase Plan	20	16	98	28

Stock-based compensation expense	$246	$480	$2,062	$1,543

Stock Options

The Company’s stock-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company has two active stock option plans, the Amended and Restated Special 2001 Stock Incentive Plan and the Amended and Restated 2001 Stock Incentive Plan. Stock options are primarily issued from the Amended and Restated 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company. As of September 30, 2010, 0.2 million shares were available for grant under these plans.

The assumptions used to value option grants for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Expected term	4.7 years	4.7 years	4.7 years	4.7 years
Expected volatility	94%	92%	94%	92%
Risk free interest rate	1.27%	2.33%	1.52%	2.36%

The following table sets forth the summary of option activity under the stock option program for the nine months ended September 30, 2010 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2009	4,432	$4.05	5.65	$4,606
Granted	62	$2.37
Canceled/Forfeited	(54)	$1.29
Exercised	(9)	$0.73

Outstanding as of March 31, 2010	4,431	$4.05	5.44	$6,969

Granted	169	$1.92
Canceled/Forfeited	(38)	$6.61
Exercised	(9)	$0.62

Outstanding as of June 30, 2010	4,553	$3.96	5.25	$2,692

Granted	631	$1.23
Canceled/Forfeited	(16)	$18.10
Exercised	(17)	$0.63

Outstanding as of September 30, 2010	5,151	$3.59	5.24	$5,028

Vested and expected to vest at September 30, 2010	4,368	$3.98	5.12	$4,419

Vested and exercisable at September 30, 2010	2,874	$5.32	4.72	$3,258

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.06 as of September 30, 2010, which would have been received from the option holders had all option holders exercised their options as of that date.

As of September 30, 2010, there was $1.9 million of unrecognized compensation expense, adjusted for estimated forfeitures related to unvested stock-based payments granted, which are expected to be recognized over a weighted average period of 2.0 years.

(9)	Net Income (loss) per Share

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period. Dilutive shares are computed using the Treasury Stock method and include the incremental effect of shares issuable under contingent issuances, stock options and warrants outstanding during each respective period.

The following table is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss):	$1,697	$(1,204)	$(3,059)	$(10,371)

Weighted average number of shares outstanding:
Basic	30,431	30,222	30,324	30,183
Effect of dilutive securities:
Stock options and share awards	1,444	—	—	—
Warrants	7	—	—	—

Diluted	31,882	30,222	30,324	30,183

Earnings per share:
Basic	$0.06	$(0.04)	$(0.12)	$(0.34)

Diluted	$0.05	$(0.04)	$(0.12)	$(0.34)

As of September 30, 2010 and 2009, there were 5,185,517 and 4,516,332, respectively, outstanding stock options and unvested restricted shares. For the three months ended September 30, 2010, there were a total of 1,037,277 outstanding stock options and unvested restricted shares that were not included in the calculation of diluted earnings per share as the effect would have been anti-dilutive. For the nine months ended September 30, 2010 and the three and nine months ended September 30, 2009, the total outstanding stock options and unvested restricted shares were not included in the calculation of diluted earnings per share for as the effect would have been anti-dilutive. In addition, as of September 30, 2010 and 2009, warrants were outstanding to acquire 7,238 shares of common stock and were included in the calculation of diluted earnings per share for the three months ended September 30, 2010. The warrants were not included in the calculation of diluted earnings per share for the nine months ended September 30, 2010 or the three or nine months ended September 30, 2009, as the effect would have been anti-dilutive.

(10)	Comprehensive Income/Loss

The components of comprehensive income/loss, net of tax, for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income/(loss)	$1,697	$(1,204)	$(3,509)	$(10,371)
Other comprehensive income/(loss):
Change in unrealized gain/(loss) on investments	—	(1)	—	(4)
Foreign currency translation adjustments	(38)	(7)	(28)	22

Total comprehensive income/(loss)	$1,659	$(1,212)	$(3,537)	$(10,353)

(11)	Debt

Secured Real Estate Loan

In September 2010, the Company extinguished its existing secured real estate loan secured by the Oakland, California campus for $17.6 million as part of the sale-leaseback transaction as discussed in Note 6. The total amount outstanding under the secured real estate loan was $18.4 million at the extinguishment date, with a maturity date of April 1, 2011. The interest rate on the secured real estate loan was 6.5% per annum. As the sale transaction and the extinguishment of debt occurred simultaneously with the same party, the gain on the extinguishment of $0.8 million has been accounted for as sale proceeds in the sale and leaseback transaction as discussed in Note 6.

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

Under the SVB Facility, $10.0 million was outstanding at September 30, 2010. In addition, $9.8 million was committed as security for various letters of credit and $5.0 million was unused and available for borrowing as of September 30, 2010. The amounts borrowed under the SVB Facility bear interest, payable monthly, at a floating rate that is SVB’s prime rate plus 2.5%. The minimum interest rate is 6.5%. The interest rate was 6.5% at September 30, 2010.

The Company’s obligations under the SVB Facility are secured by substantially all of its personal property assets and those of its subsidiaries, including their intellectual property. The SVB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company does not comply with the various covenants and other requirements under the SVB Facility, SVB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the SVB Facility. As of September 30, 2010, the Company was in compliance with these covenants.

(12)	Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2010 (remainder of the year)	$1,272
2011	5,280
2012	2,910
2013	690
2014	654
Thereafter	500

Total minimum lease payments	$11,306

The total minimum lease payments shown above include projected payments and obligations for leases that the Company is no longer utilizing, some of which relate to excess facilities obtained through acquisitions. At September 30, 2010, the Company had estimated commitments of $7.6 million related to facilities assumed as a result of the Paradyne acquisition, of which $3.2 million was accrued for excess facilities, which is net of estimated sublease income. The above amounts also include $3.0 million of future minimum lease payments spread over the five-year lease term under the Lease Agreement entered into with LBA Realty in September 2010 with respect to the Company’s Oakland, California campus in connection with the sale and leaseback transaction as discussed in Note 6. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates.

Warranties

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,
	2010	2009
Beginning balance	$1,662	$1,979
Charged to cost of revenue	1,413	1,061
Claims and settlements	(1,323)	(1,458)

Ending balance	$1,752	$1,582

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

Performance Bonds

In the normal course of operations, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $1.1 million as of September 30, 2010.

Purchase Commitments

The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding was $4.7 million as of September 30, 2010.

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

(13)	Enterprise-Wide Information

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Revenue by Geography:
United States	$11,354	$12,299	$33,403	$38,638
Canada	1,116	1,425	3,634	4,455

Total North America	12,470	13,724	37,037	43,093

Latin America	5,482	5,014	15,156	12,436
Europe, Middle East, Africa	14,987	15,729	43,366	32,291
Asia Pacific	744	1,549	2,461	2,645

Total International	21,213	22.292	60,983	47,372

	$33,683	$36,016	$98,020	$90,465

(14)	Income Taxes

The total amount of unrecognized tax benefits, including interest and penalties, at September 30, 2010 was not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits during the quarters ended September 30, 2010 and 2009. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

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

Since inception, we have incurred significant operating losses and had an accumulated deficit of $1,019.1 million as of September 30, 2010, and although we had net income of $1.7 million for the three months ended September 30, 2010, we expect that our operating losses and negative cash flows from operations may continue. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States and the rest of the world do not improve or deteriorate, we may experience material adverse impacts on our business, operating results and financial condition. During 2009, we implemented several activities intended to reduce costs, improve operating efficiencies and change our operations to more closely align them with our key strategic focus, which included headcount reductions. During the three and nine months ended September 30, 2010, we continued to focus on cost control and operating efficiency along with restrictions on discretionary spending. The most significant cost-cutting measure during this period was the sale in September 2010 of our land and buildings located in Oakland, California and extinguishment of related debt in a sale and leaseback transaction with LBA Realty, LLC, or LBA Realty. The sale and leaseback transaction allowed us to reduce occupancy costs going forward and improved the financial position by eliminating the related debt which was due in April 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenue	100%	100%	100%	100%
Cost of revenue	60%	66%	62%	66%

Gross profit	40%	34%	38%	34%

Operating expenses:
Research and product development	15%	15%	16%	18%
Sales and marketing	18%	15%	19%	18%
General and administrative	7%	6%	8%	8%
Gain on sale of assets	(6)%	0%	(2)%	0%

Total operating expenses	34%	36%	41%	44%

Operating gain (loss)	6%	(2)%	(3)%	(10)%
Interest expense	(1)%	(1)%	(1)%	(1)%
Interest income	0%	0%	0%	0%
Other income, net	0%	0%	0%	0%

Income (loss) before income taxes	5%	(3)%	(4)%	(11)%
Income tax provision (benefit)	0%	0%	0%	0%

Net income (loss)	5%	(3)%	(4)%	(11)%

Revenue

Information about our net revenue for products and services for the three and nine months ended September 30, 2010 and 2009 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Increase (Decrease)	% Change	2010	2009	Increase (Decrease)	% Change
Products	$32.4	$34.8	$(2.4)	(7)%	$94.8	$86.2	$8.6	10%
Services	1.3	1.2	0.1	8%	3.2	4.2	(1.0)	(24)%

Total	$33.7	$36.0	$(2.3)	(6)%	$98.0	$90.4	$7.6	8%

Information about our net revenue for North America and international markets for the three and nine months ended September 30, 2010 and 2009 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Increase (Decrease)	% change	2010	2009	Increase (Decrease)	% change
Revenue by geography:
United States	$11.4	$12.3	$(0.9)	(7)%	$33.4	$38.6	$(5.2)	(13)%
Canada	1.1	1.4	(0.3)	(21)%	3.6	4.4	(0.8)	(18)%

Total North America	12.5	13.7	(1.2)	(9)%	37.0	43.0	(6.0)	(14)%

Latin America	5.5	5.0	0.5	10%	15.2	12.4	2.8	23%
Europe, Middle East, Africa	15.0	15.7	(0.7)	(4)%	43.4	32.3	11.1	34%
Asia Pacific	0.7	1.6	(0.9)	(56)%	2.4	2.7	(0.3)	(11)%

Total International	21.2	22.3	(1.1)	(5)%	61.0	47.4	13.6	29%

Total	$33.7	$36.0	$(2.3)	(6)%	$98.0	$90.4	$7.6	8%

For the three months ended September 30, 2010, net revenue decreased 6% or $2.3 million to $33.7 million from $36.0 million for the same period last year. For the nine months ended September 30, 2010, net revenue increased 8% or $7.6 million to $98.0 million from $90.4 million for the same period last year.

For the three months ended September 30, 2010, product revenue decreased 7% or $2.4 million to $32.4 million, compared to $34.8 million for the same period last year. For the nine months ended September 30, 2010, product revenue increased 10% or $8.6 million to $94.8 million, compared to $86.2 million for the same period last year.

The decrease in net revenue and product revenue for the three months ended September 30, 2010 was primarily due to lower purchases as compared with the same period last year. The increase in net revenue and product revenue during the nine months ended September 30, 2010 was primarily due to the continued growth in sales of our new product lines in the international markets in which Etisalat operates.

For the three months ended September 30, 2010, service revenue increased by 8% or $0.1 million to $1.3 million, compared to $1.2 million for the same period last year. For the nine months ended September 30, 2010, service revenue decreased by 24% or $1.0 million to $3.2 million, compared to $4.2 million for the same period last year. The decrease in service revenue for the nine months ended September 30, 2010 was primarily due to fewer one-time service sales during the first six months of the current year partially offset by a slight increase in the three months ended September 30, 2010. Service revenue represents revenue from maintenance and other services associated with product shipments.

International revenue decreased 5% or $1.1 million to $21.2 million for the three months ended September 30, 2010 from $22.3 million for the same period last year, and represented 63% of total revenue compared with 62% during the same period of 2009. For the nine months ended September 30, 2010, international revenue increased 29% or $13.6 million to $61.0 million from $47.4 million for the same period last year, and represented 62% of total revenue compared with 52% during the same period of 2009. The decrease in international revenue during the three months ended September 20, 2010 was primarily due to fewer large purchases as compared with the same period last year. The increase in international revenue during the nine months ended September 30, 2010 was primarily due to increased sales of our new products in Europe, Middle East and Africa.

For the three and nine months ended September 30, 2010, Etisalat represented 27% and 28% of net revenue, respectively. For the three and nine months ended September 30, 2009, the same customer accounted for 20% and 14% of net revenue, respectively. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, decreased $3.8 million or 16% to $20.1 million for the three months ended September 30, 2010 compared to $23.9 million for the three months ended September 30, 2009. Cost of revenue increased $1.6 million or 3% to $61.1 million for the nine months ended September 30, 2010 compared to $59.5 million for the nine months ended September 30, 2009. Both the decrease in cost of revenue for the three months ended September 30, 2010, and the increase in cost of revenue for the nine months ended September 30, 2010 were primarily due to the changes in sales volume. Although sales volume decreased during the three months ended September 30, 2010, gross margin increased as compared with prior periods due to the significant reduction in cost of revenue for the period resulting from greater sales of products with higher gross margin, such as the MXK products. For the nine months ended September 30, 2010, there was also an increase in gross margin resulting from both the increase in sales volume and greater sales of products with a higher gross margin, such as the MXK products. Total cost of revenue was 60% and 66% of net revenue for the three months ended September 30, 2010 and 2009, respectively, and 62% and 66% of net revenue for the nine months ended September 30, 2010 and 2009, respectively.

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

Research and Product Development Expenses

Research and product development expenses remained consistent at $5.3 million for each of the three months ended September 30, 2010 and 2009, and decreased 5% or $0.9 million to $15.8 million from $16.7 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The decrease in the nine months ended September 30, 2010 was a combination of ongoing efforts to streamline processes and cost savings realized from the completion of development of certain new products. The continued restructuring efforts to streamline processes can be seen through the reduction in personnel-related costs of $0.2 million for the nine months ended September 30, 2010. The total decrease in non-personnel costs of $0.7 million related mainly to the completion of development and launch of new products in late 2009 which resulted in decreases in product-related costs $0.5 million for the nine months ended September 30, 2010. We intend to continue to invest in research and product development to attain our strategic product development objectives, while seeking to manage the associated costs through expense controls.

Sales and Marketing Expenses

Sales and marketing expenses increased 13% or $0.7 million to $6.0 million from $5.3 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, and increased 9% or $1.4 million to $17.8 million from $16.4 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increases for the three and nine months ended September 30, 2010 was primarily due to increases in marketing expenses of $0.5 million and $0.8 million, respectively, as we continued to grow our brand awareness, as well as increases in sales and customer service expenses of $0.2 million and $0.6 million, respectively.

General and Administrative Expenses

General and administrative expenses increased 4% or $0.1 million to $2.4 million from $2.3 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, and increased 8% or $0.6 million to $7.9 million from $7.3 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase for the nine months ended September 30, 2010 was primarily due to increases of $0.4 million in stock-based compensation with the remaining net increase of $0.2 million resulting from various other miscellaneous expenses.

Gain on Sale of Assets

Gain on sale of assets increased from zero in 2009 to $2.0 million in 2010. The gain was attributable to the sale of our Oakland, California campus as discussed in Note 6 of the condensed consolidated financial statements.

Income Tax Provision

During the three and nine months ended September 30, 2010 and 2009, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At September 30, 2010, cash, cash equivalents, and short term investments were $21.5 million as compared with cash, cash equivalents and short-term investments of $21.8 million at December 31, 2009. The decrease in cash, cash equivalents, and short term investments was attributable to the decrease of $0.3 million in short-term investments from December 31, 2009.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2010 consisted of a net loss of $3.5 million, adjusted for non-cash charges totaling $1.8 million and an increase in operating assets totaling $1.5 million. The most significant components of the changes in net operating assets were a decrease in accounts receivable of $2.5 million and an offsetting decrease in accounts payable of $4.3 million. The decrease in accounts receivable related to significant cash collections, primarily related to Etisalat, in the second quarter of 2010, which were in turn used to pay down outstanding payables causing the related decrease in the accounts payable balance.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2010 consisted primarily of proceeds from the sale of the Oakland, California campus and extinguishment of related debt of $0.6 million as discussed in Note 6 of the condensed consolidated financial statements and the sale and maturity of short-term investments of $0.3 million, offset by equipment purchases of $0.5 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2010 consisted of repayment of the secured real estate debt of $0.3 million for the period before the sale of the Oakland, California campus and extinguishment of the related debt transaction as discussed in Note 6 of the condensed consolidated financial statements. This was partially offset by the proceeds related to exercises of stock options and purchases made under the ESPP plan of $0.2 million.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents which totaled $21.5 million at September 30, 2010, and our $25.0 million revolving line of credit and letter of credit facility, or the SVB Facility, with Silicon Valley Bank, or SVB. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts.

In March 2010, the SVB Facility was renewed and the aggregate amount available for borrowing was increased to $25.0 million as discussed in Note 11 to the consolidated financial statements. Under the SVB Facility, we have the option of borrowing funds at agreed upon interest rates. The amount that we are able to borrow under the SVB Facility varies based on eligible accounts receivable, as defined in the agreement, as long as the aggregate principal amount outstanding does not exceed $25.0 million. In addition, under the SVB Facility, we are able to utilize the facility as security for letters of credit.

Under the SVB Facility, $10.0 million was outstanding at September 30, 2010. In addition, $9.8 million was committed as security under various letters of credit and $5.0 million was unused and available for borrowing as of September 30, 2010. The amounts borrowed under the SVB Facility bear interest, payable monthly, at a floating rate that is SVB’s prime rate plus 2.5%. The minimum interest rate is 6.5%. The interest rate was 6.5% at September 30, 2010.

Our obligations under the SVB Facility are secured by substantially all of our personal property assets and those of our subsidiaries, including our intellectual property. The SVB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we do not comply with the various covenants and other requirements under the SVB Facility, SVB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the SVB Facility. As of September 30, 2010, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.

Future Requirements and Funding Sources

Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. As a result of the Paradyne acquisition in 2005, we assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $7.6 million as of September 30, 2010. We intend to continue to occupy only a portion of these facilities and are evaluating our options to exit the excess portion of the lease. We have recorded a liability of $3.2 million as of September 30, 2010, which we believe is adequate to cover costs incurred to exit the excess portion of these facilities, net of estimated sublease income. Our operating lease commitments also include $3.0 million of future minimum lease payments spread over the five-year lease term under the lease agreement we entered into with LBA Realty in September 2010 with respect to our Oakland, California campus following the sale of our campus to LBA Realty in a sale-leaseback transaction.

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

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of September 30, 2010, Etisalat accounted for 53% of net accounts receivable, and receivables from customers in countries other than the United States of America represented 78% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

We expect that operating losses and negative cash flows from operations may continue. In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may be required to sell assets, issue debt or equity securities or borrow on unfavorable terms. Continued uncertainty regarding financial institutions’ ability and inclination to lend may negatively impact our ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. We may be unable to sell assets, issue securities or access additional indebtedness to meet these needs on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. Likewise, any equity financing could result in additional dilution of our stockholders. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions we have previously taken. Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and available credit facilities will be sufficient to satisfy our anticipated cash requirements for the foreseeable future.

Contractual Commitments and Off-Balance Sheet Arrangements

At September 30, 2010, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2010	2011	2012	2013	2014	2015 and Thereafter
Operating leases	$11,306	$1,272	$5,280	$2,910	$6900	$654	$500
Purchase commitments	4,704	4,704	—	—	—	—	—
Line of credit	10,000	10,000	—	—	—	—	—

Total future contractual commitments	$26,010	$15,976	$5,280	$2,910	$6900	$654	$500

Operating Leases

The operating lease amounts shown above represent primarily off-balance sheet arrangements. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet, net of estimated sublease income. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. Of the total $11.3 million operating lease amount, $3.2 million has been recorded as a liability on our balance sheet as of September 30, 2010.

Purchase Commitments

The purchase commitments shown above represent non-cancellable inventory purchase commitments as of September 30, 2010. The inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by us at time of order.

Line of Credit

The line of credit obligation has been recorded as a liability on our balance sheet. The line of credit obligation amount shown above represents the scheduled principal repayment, but not the associated interest payments which may vary based on changes in market interest rates. Although our line of credit under the SVB Facility matures in 2011, we have the right to repay anytime before the maturity date and intend to repay outstanding borrowings within the current year. At September 30, 2010, the interest rate under the SVB Facility was 6.5%. See above under “Cash Management” for further information about the SVB Facility.

As of September 30, 2010, we had $10.0 million outstanding under our line of credit under the SVB Facility and an additional $9.8 million committed as security for various letters of credit, as discussed in Note 11 to the condensed consolidated financial statements.

Sale-leaseback of Oakland, California Campus

On September 28, 2010, we sold our Oakland, California campus, consisting of land and three buildings, to LBA Realty for approximately $18.8 million in cash. As part of the sale transaction, LBA Realty agreed to settle our secured real estate debt which was secured by the Oakland, California campus for a net sum of $17.6 million.

In connection with the sale, we entered into a Multi-Tenant Commercial/Industrial Lease Agreement, or the Lease Agreement, to rent one of the buildings from LBA Realty for a five-year term, commencing from the closing of the sale. The initial annual rent under the Lease Agreement is approximately $0.6 million, with periodic rent escalations at a rate of approximately 2% per annum. Under the Lease Agreement, we are also to receive a non-refundable tenant improvement allowance of $1.7 million for the required alterations to the property being leased back. The tenant improvement allowance amount will be amortized over the term of the lease as an offset to rent expense.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Cash and cash equivalents	$21,472	$21,460
Short-term investments	—	306

	$21,472	$21,766

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts. Cash and cash equivalents are principally held with various domestic financial institutions with high credit standing. We perform ongoing credit evaluations of our customers and generally do not require collateral. Allowances are maintained for potential doubtful accounts. For the three and nine months ended September 30, 2010, Etisalat accounted for 27% and 28% of net revenue, respectively. For the three and nine months ended September 30, 2009, the same customer accounted for 20% and 14% of net revenue, respectively.

As of September 30, 2010, Etisalat receivables, which are denominated in United Arab Emirates Dirhams, a currency that tracks to the U.S. dollar, accounted for 53% of net accounts receivable. As of December 31, 2009, the same customer accounted for 66% of net accounts receivable.

As of September 30, 2010 and December 31, 2009, receivables from customers in countries other than the United States represented 78% and 82%, respectively, of net accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of September 30, 2010, our outstanding debt balance was $10.0 million, which was comprised of our total outstanding debt related to our SVB Facility. Interest on the line of credit under the SVB Facility accrues at SVB’s prime rate plus 2.5% with the minimum rate set at 6.5% and was 6.5% at September 30, 2010. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.2 million.

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

We have performed sensitivity analyses as of September 30, 2010 using a modeling technique that measures the impact arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.2 million at September 30, 2010. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by our Quarterly Report on Form 10-Q for the three months ended March 31, 2010 filed with the SEC on May 7, 2010, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2009 (as so updated). The risks described in our Annual Report on Form 10-K (as so updated) are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

The Exhibit Index on page 26 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the retirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: November 5, 2010	By:	/S/ MORTEZA EJABAT
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/S/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Real Estate Purchase Agreement between Zhone Technologies, Inc. and LBA Realty, LLC dated September 21, 2010 (incorporated by reference to Exhibit 10.1 of registrant’s Current Report on 8-K filed on September 22, 2010)

10.2	Multi-Tenant Commercial/Industrial Lease Agreement between Zhone Technologies, Inc. and LBA Realty, LLC dated September 21, 2010 (incorporated by reference to Exhibit 10.2 of registrant’s Current Report on 8-K filed on September 22, 2010)

10.3	Discount Payoff Agreement between Zhone Technologies, Inc. and LBA Realty, LLC dated September 21, 2010 (incorporated by reference to Exhibit 10.3 of registrant’s Current Report on 8-K filed on September 22, 2010)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer