Form 10-K
period 2010-12-31
ZHONE TECHNOLOGIES INC
filed 2011-03-15
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 000-32743

ZHONE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3509099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7195 Oakport Street

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 1, 2011, there were 30,610,000 shares outstanding of the registrant’s common stock, $0.001 par value. As of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of common stock held by non-affiliates of the registrant was approximately $36,268,625.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

Forward-looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future growth and revenues from our Single Line Multi-Service, or SLMS, products; our ability to repay our existing indebtedness prior to the applicable maturity date; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified under the heading “Risk Factors” in Item 1A, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, the ability to generate sufficient revenue to achieve or sustain profitability, the ability to raise additional capital to fund existing and future operations or to repay our existing indebtedness, defects or other performance problems in our products, the economic slowdown in the telecommunications industry that has restricted the ability of our customers to purchase our products, commercial acceptance of our SLMS products, intense competition in the communications equipment market from large equipment companies as well as private companies with products that address the same networks needs as our products, higher than anticipated expenses that we may incur, and other factors identified elsewhere in this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

In addition to our established product offerings, Zhone launched our flagship MXK IP Multi-service Terabit Access Concentrator (MXK) and multiple new Optical Line Terminal (OLT) and outdoor units in late 2009. Our MXK product is a converged multi-services access platform that can be configured as a Gigabit Passive Optical Network (GPON) or Active Ethernet OLT. The MXK GPON line module is ITU-T G.984 compliant, delivering data throughputs of up to 2.5 Gbps downstream and 1.25 Gbps upstream. Each line card is designed for up to 64 passive splits per fiber. Active Ethernet delivers up to 100 Mbps point-to-point from a 20-port card. In 2010, we sold over 1000 MXK systems to new and existing customers globally.

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

Corporate Information

We were incorporated in Delaware under the name Zhone Technologies, Inc. in June 1999, and in November 2003, we consummated our merger with Tellium, Inc. Although Tellium acted as the legal acquirer, due to various factors, including the relative voting rights, board control and senior management composition of the combined company, Zhone was treated as the “acquirer” for accounting purposes. Following the merger, the combined company was renamed Zhone Technologies, Inc. and retained substantially all of Zhone’s previous management and operating structure. The mailing address of our worldwide headquarters is 7195 Oakport Street, Oakland, California 94621, and our telephone number at that location is (510) 777-7000. Our website address is www.zhone.com. The information on our website does not constitute part of this report. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge.

Industry Background

Over the past decade, the communications network industry has experienced rapid expansion as the internet and the proliferation of bandwidth intensive applications and services have led to an increased demand for high bandwidth communications networks. The broad adoption of new technologies such as smartphones, MP3 players, digital cameras and high definition televisions allow music, pictures, user-generated content (as found on the many video-sharing sites) and high definition video to be a growing part of consumers’ regular exchange of information. In 2010, the advent of social communications and social networking has continued to place demands on existing copper based access infrastructure and new consumer demands are challenging even the newest and most advanced infrastructures. All of these new technologies share a common dependency on high bandwidth communication networks and sophisticated traffic management tools. However, network service providers have struggled to meet the increased demand for high speed broadband access due to the constraints of the existing communications network infrastructure. This infrastructure consists of two interconnected networks:

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

More recently, regulatory changes have introduced new competitors in the telecommunication services industry. Cable operators, with extensive networks designed originally to provide only video programming, have collaborated to adopt new packet technologies that leverage their hybrid fiber/coaxial cable infrastructure. Using more recent technologies, cable operators have begun to cost-effectively deliver new service bundles. The new service offerings provide not only enhanced features and capabilities, but also allow the cable operators to deliver these services over a common network. The resulting cost-efficiencies realized by cable operators are difficult for incumbent telephone companies to match. Even with the telephone companies’ legacy voice switches fully paid for, maintaining separate networks for their circuit-based voice and packet-based video and data networks is operationally non-competitive. Perhaps even more important than economic efficiencies, by integrating these services over a common packet infrastructure, cable operators will realize levels of integration between applications and new features that will be difficult to achieve from a multi-platform solution. Despite these benefits, coaxial cable has its own share of limitations. Unlike DSL, coaxial cable shares its bandwidth among all customers connected to it. Consequently, as new customers are added to coaxial cable networks, performance decreases. As a shared medium, large numbers of subscribers who simultaneously access the same segment of the coaxial cable network can potentially compromise performance and security. This represents a source of strategic advantage for telecom operators who employ technology designed to maximize their service capabilities on the point-to-point (i.e. not shared) architecture of their copper infrastructure. In addition, in recent years the introduction of 3G and 4G wireless technologies and improved satellite technologies have enabled wireless and satellite service providers to provide competitive broadband offerings as alternatives to traditional landline access. This increased competition has placed significant pressure on all network service providers. With significant service revenues at risk, these service providers have sought to upgrade and modernize their networks and broaden their service offerings to enable delivery of additional high bandwidth, high margin services, and to lower the cost of delivering these services.

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

Our SLMS products include:

Category	Product	Function
Broadband Aggregation and Service	MXK	Multi-Service Terabit Access Concentrator
	MALC	Multi-Access Line Concentrator
	MX	Scalable 1U SLMS VDSL2/Ethernet
	MALC-OLT	FTTx Optical Line Terminal
	4000 /8000 /12000	DSLAMs
Customer Premise Equipment (CPE)	EtherXtend	Ethernet Over Copper
	16xx, 17xx, 6xxx zNID	Wireline/Wireless DSL Modems Optical Network Terminals
Network and Subscriber Management	ZMS	Zhone Management System

Legacy, Service and Other Products

Our legacy products support a variety of voice and data services, and are broadly deployed by service providers worldwide. Our main legacy product during 2010 and 2009 was our IMACS product which functions as a multi-access multiplexer.

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

Customers

We sell our products and services to network service providers that offer voice, data and video services to businesses, governments, utilities and residential consumers. Our global customer base includes regional, national and international telecommunications carriers. To date, our products are deployed by over 750 network service providers on six continents worldwide. Emirates Telecommunications Corporation (Etisalat) accounted for 24% of net revenue in 2010 and 19% of net revenue in 2009. No other customer accounted for 10% or more of net revenue during either period.

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

We conduct the majority of our research and product development activities at our headquarters in Oakland, California. In Oakland, we have built an extensive communications laboratory with hundreds of access infrastructure products from multiple vendors that serve as an interoperability and test facility. This facility allows us to emulate a communications network with serving capacity equivalent to that supporting a city of 350,000 residents. We also have focused engineering staff and activities at additional development centers located in Alpharetta, Georgia; Largo, Florida; Westlake Village, California; and Portsmouth, New Hampshire.

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

We continue our commitment to invest in leading edge technology research and development. Our research and product development expenditures were $21.2 million, $22.1 million, and $27.1 million, in 2010, 2009 and 2008, respectively. All of our expenditures for research and product development costs, as well as stock-based compensation expense relating to research and product development, have been expensed as incurred. These amounts include stock-based compensation of $0.4 million, $0.4 million, and $0.5 million for 2010, 2009, and 2008, respectively. We plan to continue to support the development of new products and features, while seeking to carefully manage associated costs through expense controls.

Intellectual Property

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks and trade secret laws. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a number of patents and trademarks in the United States and in other countries. There can be no assurance, however, that these rights can be successfully enforced against competitive products in every jurisdiction. Although we believe the protection afforded by our patents, copyrights, trademarks and trade secrets has value, the rapidly changing technology in the networking industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on the protection afforded by patent, copyright, trademark, and trade secret laws. In addition, we sold certain of our non-strategic patents for $1.1 million in 2008.

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

Backlog

Our backlog consists of purchase orders for products and services that we expect to ship or perform within the next year. At December 31, 2010, our backlog was $4.4 million, as compared to $21.6 million at December 31, 2009. We consider backlog to be an indicator, but not the sole predictor, of future sales because our customers may cancel or defer orders without penalty.

Competition

We compete in the communications equipment market, providing products and services for the delivery of voice, data and video services. This market is characterized by rapid change, converging technologies and a migration to solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors, including Alcatel-Lucent, Calix, Huawei, and ZTE, among others. In addition, a number of companies have introduced products that address the same network needs that our products address, both domestically and abroad. The overall number of our competitors may increase, and the identity and composition of competitors may change. As we continue to expand our sales globally, we may see new competition in different geographic regions. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. Many of our competitors have greater financial, technical, sales and marketing resources than we do.

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

Employees

As of December 31, 2010, we employed 353 individuals worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Executive Officers

Set forth below is information concerning our executive officers and their ages as of December 31, 2010.

Name	Age	Position
Morteza Ejabat	60	Chief Executive Officer, President and Chairman of the Board of Directors
Kirk Misaka	52	Chief Financial Officer, Corporate Treasurer and Secretary

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

Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition that could adversely affect our stock price. In addition, public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In addition, if our average market capitalization falls below the carrying value of our assets for an extended period of time as it did in 2008 and 2009, this may indicate that the fair value of our net assets is below their carrying value, and may result in recording impairment charges.

We have incurred significant losses to date and expect that we may continue to incur losses in the foreseeable future. If we fail to generate sufficient revenue to achieve or sustain profitability, our stock price could decline.

We have incurred significant losses to date and expect that we may continue to incur losses in the foreseeable future. Our net losses for 2010 and 2009 were $4.8 million and $10.0 million, respectively, and we had an accumulated deficit of $1,020.4 million at December 31, 2010. We have significant fixed expenses and expect that we will continue to incur substantial manufacturing, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the ongoing development of our business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to acquisitions and the integration of new technologies and other acquisitions that may occur in the future. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue to achieve or sustain profitability, we will continue to incur substantial operating losses and our stock price could decline.

We have significant debt obligations, which could adversely affect our business, operating results and financial condition.

As of December 31, 2010, we had approximately $10.0 million of total debt outstanding under our $25.0 million revolving line of credit and letter of credit facility with Silicon Valley Bank, or SVB (the SVB Facility), of which all was current. Although we repaid this debt in full in January 2011, we expect to continue to make borrowings from time to time under the SVB Facility. In addition, as of December 31, 2010, $6.4 million was committed as security for various letters of credit under the SVB Facility. Our debt obligations could materially and adversely affect us in a number of ways, including:

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

If we default under our SVB Facility because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. Our failure to satisfy the financial covenant regarding minimum EBITDA for the compliance period ended December 31, 2010 constituted a default under the SVB Facility. In January 2011 we entered into an amendment with SVB in which SVB agreed to waive compliance with this covenant for the compliance periods ended December 31, 2010. We cannot give assurances that we will be able to obtain a waiver should a default occur in the future. Any acceleration of amounts due could have a material adverse effect on our liquidity and financial condition.

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

As a result, we may need to raise substantial additional capital. Additional capital, if required, may not be available on acceptable terms, or at all. For example, U.S. credit markets have in recent years experienced significant dislocations and liquidity disruptions which caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in debt markets, making financing terms for borrowers less attractive and resulting in the general unavailability of some forms of debt financing. Uncertainty in credit or capital markets could negatively impact our ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. Weak and recessionary economic conditions in recent years have also adversely affected the trading prices of equity securities of many U.S. companies, including Zhone, which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities. If we elect to raise equity capital, this may be dilutive to existing stockholders and could reduce the trading price of our common stock. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions that we have previously taken, which could have a material adverse effect on our business, financial condition and results of operations.

Our lack of liquid funds and other sources of financing may limit our ability to maintain our existing operations, grow our business and compete effectively.

Our continued losses reduced our cash, cash equivalents and short-term investments in 2009 and 2010. As of December 31, 2010, we had approximately $21.2 million in cash, cash equivalents and short-term investments and $10.0 million outstanding under our bank lending facility. In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may be required to sell assets, or to borrow on potentially unfavorable terms. We may be unable to sell assets, or access additional indebtedness to meet these needs. As a result, we may become unable to pay our ordinary expenses, including our debt service, on a timely basis. Our current lack of liquidity could harm us by:

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

We face a number of risks related to continued weak economic and market conditions.

Global market and economic conditions over the past three years have been unprecedented and challenging, with most major economies experiencing tighter credit conditions and an economic recession. Continued market turbulence and weak economic conditions, as well as concerns about energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to continued market volatility and weak economic growth in most major economies. These conditions, combined with volatile oil prices, low business and consumer confidence and continued significant unemployment, have contributed to volatility of unprecedented levels. Continued weak economic and market conditions globally could impact our business in a number of ways, including:

Potential deferment of purchases and orders by customers: Uncertainty about current and future global economic conditions may cause consumers, businesses and governments to defer purchases in response to continued flat revenue budgets, tighter credit, decreased cash availability and weak consumer confidence. Accordingly, future demand for our products could differ materially from our current expectations.

Customers’ inability to obtain financing to make purchases from Zhone and/or maintain their business: Some of our customers require substantial financing in order to finance their business operations, including capital expenditures on new equipment and equipment upgrades, and make purchases from Zhone. The potential inability of these customers to access the capital needed to finance purchases of our products and meet their payment obligations to us could adversely impact our financial condition and results of operations. If our customers become insolvent due to market and economic conditions or otherwise, it could have a material adverse impact on our business, financial condition and results of operations.

Negative impact from increased financial pressures on third-party dealers, distributors and retailers: We make sales in certain regions through third-party dealers, distributors and retailers. These third parties may be impacted, among other things, by the significant decrease in available credit in recent years. If credit pressures or other financial difficulties result in insolvency for these third parties and we are unable to successfully transition end customers to purchase our products from other third parties, or from us directly, it could adversely impact our financial condition and results of operations.

Negative impact from increased financial pressures on key suppliers: Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. Certain of our components are available only from a single source or limited sources. If certain key suppliers were to become capacity constrained or insolvent, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies and adversely impact our financial condition and results of operations. In addition, credit constraints of key suppliers could result in accelerated payment of accounts payable by Zhone, impacting our cash flow.

If weak economic, market and geopolitical conditions in the United States and the rest of the world continue or worsen, we may experience material adverse impacts on our business, operating results and financial condition.

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

Occasionally, we may experience a supply shortage, or a delay in receiving, certain component parts as a result of strong demand for the component parts and/or capacity constraints or other problems experienced by suppliers. If shortages or delays persist, the price of these components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. Conversely, we may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed. Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. In the past we experienced component shortages that adversely affected our financial results and in the future may continue to experience component shortages.

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

The target customers for our products are network service providers that operate voice, data and video communications networks. There are a limited number of potential customers in our target market. During 2010, Etisalat accounted for 24% of net revenue and we expect that a significant portion of our future revenue will depend on sales of our products to a limited number of customers. As a result, our revenue for any quarter may be subject to significant volatility based on changes in orders from one or a small number of key customers. Any failure of one or more customers to purchase products from us for any reason, including any downturn in their businesses, would seriously harm our business, financial condition and results of operations.

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

Recent industry and economic conditions have weakened the financial position of some of our customers and their ability to access capital to finance their business operations, including capital expenditures. To sell to some of these customers, we may be required to assume incremental risks of uncollectible accounts or to extend credit or credit support. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves, including factoring credit arrangements to financial institutions, it is possible that we may have to defer revenue until cash is collected or write-down or write-off uncollectible accounts. Such write-downs or write-offs, if large, could have a material adverse effect on our results of operations and financial condition.

The market we serve is highly competitive and we may not be able to compete successfully.

Competition in the communications equipment market is intense. This market is characterized by rapid change, converging technologies and a migration to networking solutions that offer superior advantages. We are aware of many companies in related markets that address particular aspects of the features and functions that our products provide. Currently, our primary competitors include Alcatel-Lucent, Calix, Huawei, and ZTE, among others. We also may face competition from other large communications equipment companies or other companies that may enter our market in the future. In addition, a number of companies have introduced products that address the same network needs that our products address, both domestically and abroad. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical, sales and marketing resources than we do and may be able to undertake more extensive marketing efforts, adopt more aggressive pricing policies and provide more customer financing than we can. In particular, we are encountering price-focused competitors from Asia, especially China, which places pressure on us to reduce our prices. If we are forced to reduce prices in order to secure customers, we may be unable to sustain gross margins at desired levels or achieve profitability. Competitive pressures could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which could reduce our revenue and adversely affect our financial results. Moreover, our competitors may foresee the course of market developments more accurately than we do and could develop new technologies that render our products less valuable or obsolete.

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

As of December 31, 2010, we had acquired twelve companies or product lines since we were founded in 1999. Further, we may acquire additional businesses, products or technologies in the future. On an ongoing basis, we may evaluate acquisitions of, or investments in, complementary companies, products or technologies to supplement our internal growth. Also, in the future, we may encounter difficulties identifying and acquiring suitable acquisition candidates on reasonable terms.

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

At December 31, 2010, our executive officers, directors and entities affiliated with them beneficially owned, in the aggregate, approximately 26% of our outstanding common stock. These stockholders, if acting together, will be able to influence substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of our company even if such a transaction would be beneficial to our other stockholders. In addition, provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

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

Our worldwide headquarters are located in Oakland, California. In September 2010, we sold the land and buildings in Oakland, California which we had previously owned. As part of the sale transaction, we leased back one of the three buildings which is used for our executive offices, research and product development activities, and administrative and marketing activities.

In addition to our Oakland headquarters, we also lease facilities for manufacturing, research and development purposes at locations including Largo, Florida; Alpharetta, Georgia; Portsmouth, New Hampshire and Westlake Village, California. We also maintain smaller offices to provide sales and customer support at various domestic and international locations. We believe that our existing facilities are suitable and adequate for our present purposes.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position or results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods.

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

2010:
	High	Low
Fourth Quarter ended December 31, 2010	$3.24	$1.87
Third Quarter ended September 30, 2010	2.10	1.13
Second Quarter ended June 30, 2010	2.99	1.38
First Quarter ended March 31, 2010	3.35	2.00

2009:
	High	Low
Fourth Quarter ended December 31, 2009	$3.80	$1.65
Third Quarter ended September 30, 2009	4.65	1.30
Second Quarter ended June 30, 2009	1.90	0.90
First Quarter ended March 31, 2009	1.10	0.40

All per share prices reflect the one-for-five reverse stock split effected on March 11, 2010.

As of December 31, 2010, there were 1,352 registered stockholders of record. A substantially greater number of holders of Zhone common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

There were no unregistered sales of equity securities during 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During the years ended December 31, 2010, 2009, 2008, 2007 and 2006, we recorded charges of zero, zero, $70.4 million, zero, and $113.7 million, respectively, related to the impairment of acquisition related intangibles and goodwill as discussed in Note 3 to the consolidated financial statements.

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$129,036	$126,501	$146,160	$175,448	$194,344
Cost of revenue (1)	79,864	81,106	101,096	116,370	131,749

Gross profit	49,172	45,395	45,064	59,078	62,595

Operating expenses:
Research and product development (1)	21,188	22,113	27,063	32,720	36,099
Sales and marketing (1)	23,982	22,042	28,269	33,192	38,225
General and administrative (1)	9,855	9,933	15,609	10,170	14,036
Gain on sale of fixed assets	(1,959)	—	(455)	(659)	—
Gain on sale of intangible assets	—	—	(4,397)	(5,000)	—
Amortization of intangible assets	—	—	—	—	2,764
Impairment of intangible assets and goodwill	—	—	70,401	—	113,666

Total operating expenses	53,066	54,088	136,490	70,423	204,790

Operating loss	(3,894)	(8,693)	(91,426)	(11,345)	(142,195)
Interest expense	(996)	(1,331)	(1,625)	(2,213)	(2,774)
Interest income	7	47	708	1,813	2,328
Other income, net	1	121	78	37	239

Loss before income taxes	(4,882)	(9,856)	(92,265)	(11,708)	(142,402)
Income tax provision (benefit)	(101)	171	270	394	264

Net loss	$(4,781)	$(10,027)	$(92,535)	$(12,102)	$(142,666)

Basic and diluted net loss per share (2)	$(0.16)	$(0.33)	$(3.08)	$(0.40)	$(4.80)
Shares used in per-share calculation (2)	30,393	30,200	30,068	29,925	29,745
(1) Amounts include stock-based compensation cost as follows:
Cost of revenue	$94	$104	$158	$296	$892
Research and product development	362	414	479	717	1,632
Sales and marketing	421	484	511	603	1,380
General and administrative	1,388	1,258	1,203	1,250	1,601
(2) All share and per share amounts reflect the one-for-five reverse stock split effected on March 11, 2010.

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$21,174	$21,766	$36,243	$50,165	$64,310
Working capital	49,402	53,843	62,007	77,496	83,872
Total assets	90,111	110,259	123,449	223,406	240,182
Long-term debt, including current portion	—	18,696	19,078	19,405	27,049
Stockholders’ equity	$49,415	$51,673	$59,297	$149,547	$157,604

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since inception, we have incurred significant operating losses and had an accumulated deficit of $1,020.4 million as of December 31, 2010. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States and the rest of the world do not improve or deteriorate, we may experience material adverse impacts on our business, operating results and financial condition. During 2009, we implemented several activities intended to reduce costs, improve operating efficiencies and change our operations to more closely align them with our key strategic focus, which included headcount reductions. During 2010, we continued to focus on cost control and operating efficiency along with restrictions on discretionary spending. The most significant cost-cutting measure during 2010 was the sale in September 2010 of our land and buildings located in Oakland, California and extinguishment of related debt in a sale and leaseback transaction with LBA Realty, LLC, or LBA Realty. The sale and leaseback transaction will allow us to reduce occupancy costs going forward and improved the current financial position by eliminating the related debt which was due in April 2011.

Going forward, our key financial objectives include the following:

•	Increasing revenue while continuing to carefully control costs;

•	Continued investments in strategic research and product development activities that will provide the maximum potential return on investment; and

•	Minimizing consumption of our cash and short-term investments.

Sale of Legacy Inventory and Other Assets

In January 2008, we sold our GigaMux legacy product line to a third party. The sale of the GigaMux legacy product line was not treated as a discontinued operation since it did not represent a component of the company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. We allocated the proceeds received to receivables, inventory, fixed assets and intangible assets based on the relative fair value of the assets sold. We recognized a gain of $1.3 million on the sale of the inventory related to this product line in the first quarter of 2008 that was recorded in cost of revenue. We also recognized a gain of $0.5 million and $3.2 million on the sale of fixed assets and intangible assets, respectively, in the first quarter of 2008 that was recorded as a component of operating expenses. We are entitled to additional contingent consideration for the sale of the GigaMux legacy product line upon the buyer’s usage of inventory and/or attainment of certain performance targets through December 2010. Additional contingent consideration, if any, will be recorded upon receipt of cash as an additional gain in cost of revenue. In 2008 and 2009, we received additional contingent consideration of $1.1 million and $0.4 million, respectively, related to the buyer’s usage of inventory related to the GigaMux legacy product line. We received no additional contingent consideration in 2010 related to the GigaMux legacy product line.

In December 2007, we sold inventory and certain assets related to our Access Node legacy product line to a third party. The sale of the Access Node product line was not treated as a discontinued operation since it did not represent a component of our company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon sale of the Access Node inventory, we recognized a gain of $1.7 million in 2007 that was recorded in cost of revenue. In 2008, 2009, and 2010, we recognized additional gains of $0.2 million, $0.2 million, and $0.3 million, respectively, which were recorded in cost of revenue. We will continue to record additional gain in the future contingent upon attainment of certain earnout provisions.

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

Revenue Recognition

We recognize revenue when the earnings process is complete. We recognize product revenue upon shipment of product under contractual terms which transfer title to customers upon shipment, under normal credit terms, net of estimated sales returns and allowances at the time of shipment. Revenue is deferred if there are significant post-delivery obligations or if the fees are not fixed or determinable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. Our arrangements generally do not have any significant post-delivery obligations. If our arrangements include customer acceptance provisions, revenue is recognized upon obtaining the signed acceptance certificate from the customer, unless we can objectively demonstrate that the delivered products or services meet all the acceptance criteria specified in the arrangement prior to obtaining the signed acceptance. In those instances where revenue is recognized prior to obtaining the signed acceptance certificate, we use successful completion of customer testing as the basis to objectively demonstrate that the delivered products or services meet all the acceptance criteria specified in the arrangement. We also consider our historical acceptance experience with the customer, as well as the payment terms specified in the arrangement, when revenue is recognized prior to obtaining the signed acceptance certificate. We offer products and services such as support, education and training, hardware upgrades and post-warranty support. For multiple element revenue arrangements, we establish the fair value of these products and services based primarily on sales prices when the products and services are sold separately. If fair value cannot be established for undelivered elements, all of the revenue under the arrangement is deferred until those elements have been delivered. When collectibility is not reasonably assured, revenue is recognized when cash is collected. Revenue from education services and support services is recognized over the contract term or as the service is performed. We make certain sales to product distributors. These customers are given certain privileges to return a portion of inventory. Return privileges generally allow distributors to return inventory based on a percent of purchases made within a specific period of time. We recognize revenue on sales to distributors that have contractual return rights when the products have been sold by the distributors, unless there is sufficient customer specific sales and sales returns history to support revenue recognition upon shipment. In those instances when revenue is recognized upon shipment to distributors, we use historical rates of return from the distributors to provide for estimated product returns. We accrue for warranty costs, sales returns and other allowances at the time of shipment based on historical experience and expected future costs.

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

On March 31, 2010, our board of directors approved the acceleration of vesting of all unvested options to purchase shares of Zhone common stock issued in connection with the Exchange Offer that were held by members of Zhone’s senior management. The acceleration was effective as of March 31, 2010. Options to purchase an aggregate of approximately 0.9 million shares of Zhone common stock were subject to the acceleration and resulted in a compensation charge of $0.9 million which was fully expensed on March 31, 2010. The acceleration of these options was undertaken in recognition of the achievement of certain performance objectives by Zhone’s senior management.

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

RESULTS OF OPERATIONS

We list in the table below the historical consolidated statement of operations as a percentage of net revenue for the periods indicated.

	Year ended December 31,
	2010	2009	2008
Net revenue	100%	100%	100%
Cost of revenue	62%	64%	69%

Gross profit	38%	36%	31%

Operating expenses:
Research and product development	16%	18%	19%
Sales and marketing	19%	17%	19%
General and administrative	8%	8%	11%
Gain on sale of fixed assets	(2)%	0%	0%
Gain on sale of intangible assets	0%	0%	(3)%
Impairment of goodwill	0%	0%	48%

Total operating expenses	41%	43%	94%

Operating loss	(3)%	(7)%	(63)%
Interest expense	(1)%	(1)%	(1)%
Interest income	0%	0%	1%
Other income	0%	0%	0%

Loss before income taxes	(4)%	(8)%	(63)%
Income tax provision	0%	0%	0%

Net loss	(4)%	(8)%	(63)%

2010 COMPARED WITH 2009

Net Revenue

Information about our net revenue for products and services for 2010 and 2009 is summarized below (in millions):

	2010	2009	Increase (Decrease)	% change
Products	$124.6	$120.9	$3.7	3%
Services	4.4	5.6	(1.2)	(21)%

	$129.0	$126.5	$2.5	2%

Information about our net revenue for North America and international markets for 2010 and 2009 is summarized below (in millions):

	2010	2009	Increase (Decrease)	% change
Revenue by geography:
United States	$45.3	$50.1	$(4.8)	(10)%
Canada	4.9	5.5	(0.6)	(11)%

Total North America	50.2	55.6	(5.4)	(10)%

Latin America	24.4	18.0	6.4	36%
Europe, Middle East, Africa	51.6	48.7	2.9	6%
Asia Pacific	2.8	4.2	(1.4)	(33)%

Total International	78.8	70.9	7.9	11%

Total	$129.0	$126.5	$2.5	2%

Net revenue increased 2% or $2.5 million to $129.0 million for 2010 compared to $126.5 million for 2009. The increase in net revenue was primarily attributable to an increase in product revenue, which in 2010 increased 3% or $3.7 million compared to 2009. The increase was primarily due to increased sales in our SLMS product portfolio related to the continued success of our MXK product launch. Service revenue decreased 21% or $1.2 million compared to 2009, primarily due to a decrease in gross sales accompanied by the timing of services performed and revenue earned. Service revenue represents revenue from maintenance and other services associated with product shipments.

International net revenue increased 11% or $7.9 million to $78.8 million in 2010 and represented 61% of total net revenue compared with 56% in 2009. The increase in international net revenue was primarily due to higher demand in Latin America as a result of recent growth in demand for our products. In addition to the growth experienced in Latin America, we experienced continued growth associated with one customer in the Middle East (Etisalat) that accounted for 24% of net revenue in 2010. The increase in international net revenue was partially offset by a decrease in domestic net revenue of 10% or $5.4 million to $50.2 million in 2010 compared to $55.6 million in 2009. The decrease was primarily the result of the continued weak economic conditions in the United States during 2010.

Etisalat accounted for 24% and 19% of net revenue in 2010 and 2009, respectively. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, decreased $1.2 million or 2% to $79.9 million for 2010, compared to $81.1 million for 2009. Total cost of revenue was 62% of net revenue for 2010, compared to 64% of net revenue for 2009, which resulted in an increase in gross profit percentage from 36% in 2009 to 38% in 2010. The gross margin increased as compared with prior periods primarily due to increased sales volume and the reduction in cost of revenue for the period resulting from greater sales of products with higher gross margin, such as our MXK products.

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

Research and Product Development Expenses

Research and product development expenses decreased 4% or $0.9 million to $21.2 million for 2010 compared to $22.1 million for 2009. The decrease was primarily due to a reduction in non-personnel expenses resulting from the introduction of our MXK product to the market mid-year 2009 causing a decrease in prototype and rework expenses of $0.7 million in 2010. We intend to continue to invest in research and product development to attain our strategic product development objectives, while seeking to manage the associated costs through expense controls.

Sales and Marketing Expenses

Sales and marketing expenses increased 9% or $2.0 million to $24.0 million for 2010 compared to $22.0 million for 2009. The increase was primarily attributable to increases in marketing expenses of $1.3 million as we continue to grow our brand awareness which included increases of $0.5 million in personnel-related costs and $0.8 million in non-personnel costs. In addition, overall sales and customer service expenses increased $0.7 million compared to 2009, mainly due to increased personnel-related expenses, including $0.3 million of additional headcount expenses incurred to support operations in the Middle East.

General and Administrative Expenses

General and administrative expenses remained flat at $9.9 million for both 2010 and 2009. There were continued reductions made in personnel-related costs of $0.3 million in 2010 compared to 2009 and $0.4 million in cost savings related to decreased property taxes resulting from our September 2010 sale of the Oakland, California campus. These decreases were offset by a $0.2 million increase in software maintenance expenses, and $0.5 million increase in other miscellaneous expenses.

Gain on Sale of Fixed Assets

Gain on sale of fixed assets was $2.0 million for 2010. The gain in 2010 was attributable to the sale of our Oakland, California campus, consisting of land and three buildings, in September 2010, as discussed in Note 5 of the consolidated financial statements. There were no similar sales of fixed assets in 2009.

Interest Expense

Interest expense for 2010 decreased by $0.3 million to $1.0 million compared to $1.3 million in 2009, primarily due to a decrease in outstanding debt balances and continued low interest rates during 2010. This includes the effect of our September 2010 extinguishment of debt associated with the sale of our Oakland, California campus as discussed in Note 7 of the consolidated financial statements.

Interest Income

Interest income for 2010 decreased by $0.1 million to zero compared to $0.1 million in 2009 due to lower average balances of cash and short-term investments and the continued low interest rates during 2010.

Other Income

Other income for 2010 decreased by $0.1 million to zero compared to $0.1 million in 2009 due to decreased sublease rental income received during 2010 as leases expired during the period.

Income Tax Provision

During the years ended December 31, 2010 and 2009, we recorded an income tax benefit of $0.1 million and an income tax provision of $0.2 million, respectively, related to foreign and state taxes. No material provision or benefit for income taxes was recorded in 2010 and 2009, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

2009 COMPARED WITH 2008

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

International net revenue decreased 11% or $9.1 million to $70.9 million in 2009 and represented 56% of total net revenue compared with 55% in 2008. The decrease in international revenue was primarily due to lower demand in Latin America as a result of the global economic downturn and credit contraction. The decrease in Latin America was offset by an increase in revenue in Europe, Middle East and Africa in 2009 due to increased sales of our new products. We experienced significant growth associated with one international customer (Etisalat) that accounted for 19% of net revenue in 2009.

During 2009, Etisalat accounted for 19% of net revenue and no customer accounted for 10% or more of net revenue in 2008.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, decreased $20.0 million, or 20% to $81.1 million for 2009, compared to $101.1 million for 2008. Total cost of revenue was 64% of net revenue for 2009, compared to 69% of net revenue for 2008, which resulted in an increase in gross profit percentage from 31% in 2008 to 36% in 2009. The increase in gross profit percentage during 2009 was attributed to the change in product mix and decrease in personnel-related costs for 2009. The change in product mix was mainly due to an increase of $12.8 million in sales of the MXK product as compared with 2008, which has a higher gross margin. Personnel related costs for 2009 decreased over 2008 by $3.3 million primarily due to headcount reductions and economies of scale.

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

At December 31, 2010, cash, cash equivalents and short-term investments were $21.2 million compared to $21.8 million at December 31, 2009. This amount included cash and cash equivalents of $21.2 million at December 31, 2010 compared to $21.5 million at December 31, 2009. The decrease in cash and cash equivalents of $0.3 million was attributable to net cash used in investing activities and financing activities of $2.3 million and $0.1 million, respectively, offset by net cash provided by operating activities of $2.1 million.

Operating Activities

For fiscal year 2010, net cash provided by operating activities consisted of a net loss of $4.8 million, adjusted for non-cash charges totaling $2.7 million and a decrease in operating assets totaling $4.2 million. The most significant components of the changes in net operating assets were a decrease in accounts receivable of $6.6 million partially offset by a decrease in accounts payable of $3.1 million. The decrease in accounts receivable related to significant cash collections, primarily related to Etisalat, which were in turn used to pay down outstanding payables causing the related decrease in the accounts payable balance.

For fiscal year 2009, net cash used in operating activities consisted of a net loss of $10.0 million, adjusted for non-cash charges totaling $5.9 million and an increase in operating assets totaling $4.4 million. The most significant components of the changes in net operating assets were an increase in accounts receivable of $15.2 million offset by a decrease in inventories of $10.5 million. The increase in accounts receivable was primarily due to the aging of Etisalat balances which accounted for 66% of net accounts receivable as of December 31, 2009. The decrease in inventories was primarily due to better utilization of inventory during 2009.

Investing Activities

For fiscal year 2010, net cash used in investing activities consisted primarily of purchases of property and equipment of $3.2 million offset by proceeds from the sale of our Oakland, California campus and extinguishment of related debt of $0.6 million (as discussed in Note 7 of the consolidated financial statements) and proceeds from the maturity of short-term investments of $0.3 million. As part of our September 2010 sale and leaseback transaction with LBA Realty, we moved into another building at the Oakland location and performed significant build-out of new labs and redesigned office spaces resulting in an increase in property and equipment purchases as compared to 2009.

For fiscal year 2009, net cash provided by investing activities consisted primarily of proceeds from the sale and maturity of short-term investments of $2.9 million offset by purchases of short-term investments of $0.3 million and equipment purchases of $0.8 million.

Financing Activities

For fiscal year 2010, net cash used in financing activities consisted of repayment of the secured real estate debt of $0.3 million for the period before the sale of the Oakland, California campus and extinguishment of the related debt transaction as discussed in Note 5 of the consolidated financial statements. This was partially offset by the proceeds related to exercise of stock options and purchases made under our 2002 Employee Stock Purchase Plan, or ESPP of $0.2 million.

For fiscal year 2009, net cash used in financing activities consisted primarily of repayment of the debt and credit facility of $5.4 million primarily in connection with the replacement of our existing revolving line of credit and letter of credit facility with SVB with a new revolving line of credit and letter of credit in March 2009.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents, which totaled $21.2 million at December 31, 2010, and our $25.0 million SVB Facility. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents will continue to be consumed by operations.

Under the SVB Facility, we have the option of borrowing funds at agreed upon interest rates. The amount that we are able to borrow under the SVB Facility varies based on the eligible accounts receivable, as defined in the agreement, as long as the principal amount outstanding does not exceed $25.0 million. In addition, under the SVB Facility, we are able to utilize the facility as security for letters of credit.

Under the SVB Facility, $10.0 million was outstanding at December 31, 2010. In addition, $6.4 million was committed as security for various letters of credit and $7.7 million was unused and available for borrowing as of December 31, 2010. As of December 31, 2010, the amounts borrowed under the SVB Facility bore interest, payable monthly, at a floating rate that was SVB’s prime rate plus 2.5%, with a minimum interest rate of 6.5%. The interest rate was 6.5% at December 31, 2010.

Our obligations under the SVB Facility are secured by substantially all of our personal property assets and those of our subsidiaries, including our intellectual property. The SVB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we do not comply with the various covenants and other requirements under the SVB Facility, SVB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the SVB Facility. As of December 31, 2010, we were not in compliance with the financial covenant regarding minimum EBITDA under the SVB Facility. On January 19, 2011, we entered into an amendment with SVB in which SVB agreed to waive our obligation to comply with the financial covenant regarding minimum EBITDA for the compliance period ending December 31, 2010.

In January 2011, we repaid the $10.0 million outstanding under the SVB Facility. On March 14, 2011, we renewed the SVB Facility to provide liquidity and working capital through March 13, 2012 and amended the interest rate applicable to amounts borrowed under the SVB Facility, as discussed in Note 16 to the consolidated financial statements.

Future Requirements and Funding Sources

Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. As a result of the Paradyne acquisition in 2005, we assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $6.5 million as of December 31, 2010. We intend to continue to occupy only a portion of these facilities and are evaluating our options to exit the excess portion of the lease. We have recorded a liability of $2.7 million as of December 31, 2010, which we believe is adequate to cover costs incurred to exit the excess portion of these facilities, net of estimated sublease income. Our operating lease commitments also include $3.0 million of future minimum lease payments spread over the five-year lease term under the lease agreement we entered into with LBA Realty in September 2010 with respect to our Oakland, California campus following the sale of our campus to LBA Realty in a sale-leaseback transaction.

As a result of the financial demands of major network deployments and the difficulty in accessing capital markets, network service providers continue to request financing assistance from their suppliers. From time to time, we may provide or commit to extend credit or credit support to our customers. This financing may include extending the terms for product payments to customers. Depending upon market conditions, we may seek to factor these arrangements to financial institutions and investors to reduce the amount of our financial commitments associated with such arrangements. For example, during the year ended December 31, 2008, we sold $10.2 million of customer trade receivables to SVB on a non-recourse basis in exchange for cash. The sale of the receivables did not represent a securitization, and there was no continuing involvement or interests in the receivables by us after the sale. Our ability to provide customer financing is limited and depends upon a number of factors, including our capital structure, the level of our available credit and our ability to factor commitments to third parties. Any extension of financing to our customers will limit the capital that we have available for other uses.

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of large balances due from a relatively small number of customer account balances. As of December 31, 2010, Etisalat accounted for 30% of net accounts receivable, and receivables from customers in countries other than the United States of America represented 74% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

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

Contractual Commitments and Off-Balance Sheet Arrangements

At December 31, 2010, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2011	2012	2013	2014	2015 and thereafter
Operating leases	$10,045	$5,291	$2,910	$690	$654	$500
Purchase commitments	7,320	7,320	—	—	—	—
Line of credit	10,000	10,000	—	—	—	—

Total future contractual commitments	$27,365	$22,611	$2,910	$690	$654	$500

Operating Leases

The operating lease amounts shown above represent primarily off-balance sheet arrangements. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet, net of estimated sublease income. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. Of the total $10.0 million operating lease amount, $2.7 million has been recorded as a liability on our balance sheet as of December 31, 2010.

Purchase Commitments

The purchase commitments shown above represent non-cancellable inventory purchase commitments as of December 31, 2010. The inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by us at time of order.

Line of Credit

The line of credit obligation has been recorded as a liability on our balance sheet. The line of credit obligation amount shown above represents the scheduled principal repayment under our SVB Facility, but not the associated interest payments which may vary based on changes in market interest rates. At December 31, 2010, the interest rate under our SVB Facility was 6.5%.

As of December 31, 2010, we had $10.0 million outstanding under the SVB Facility and an additional $6.4 million committed as security for various letters of credit, as discussed in Note 7 to the consolidated financial statements.

Sale-leaseback of Oakland, California Campus

On September 28, 2010, we sold our Oakland, California campus, consisting of land and three buildings, to LBA Realty for approximately $18.8 million. As part of the sale transaction, LBA Realty agreed to settle our secured real estate debt which was secured by the Oakland, California campus for a net sum of $17.6 million.

In connection with the sale, we entered into a Multi-Tenant Commercial/Industrial Lease Agreement, or the Lease Agreement, to rent one of the buildings from LBA Realty for a five-year term, commencing from the closing of the sale. The initial annual rent under the Lease Agreement is approximately $0.6 million, with periodic rent escalations at a rate of approximately 2% per annum. Under the Lease Agreement, in October 2010, we also received a non-refundable tenant improvement allowance of $1.7 million for the required alterations to the property being leased back. The tenant improvement allowance amount will be amortized over the term of the lease as an offset to rent expense.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have Vendor-Specific Objective Evidence (VSOE) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-13 are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. We have assessed the impact of this amendment to the ASC on our accounting and reporting systems and processes; and do not anticipate the adoption to have a material impact on the consolidated financial statements.

In January 2010, FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The update requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements. We adopted the updated standard as of March 31, 2010. The adoption did not have any impact on the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash, Cash Equivalents and Short-Term Investments

We consider all cash and highly liquid investments purchased with an original maturity of less than three months to be cash equivalents.

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010	December 31, 2009
Cash and cash equivalents	$21,174	$21,460
Short-term investment	—	306

	$21,174	$21,766

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts. Cash and cash equivalents are principally held with various domestic financial institutions with high credit standing. We perform ongoing credit evaluations of our customers and generally do not require collateral. Allowances are maintained for potential doubtful accounts. During the year ended December 31, 2010, Etisalat accounted for 24% of net revenue. The same customer accounted for 19% net revenue for the year ended December 31, 2009.

As of December 31, 2010, Etisalat receivables, which are denominated in United Arab Emirates Dirhams, a currency that tracks to the U.S. dollar, accounted for 30% of net accounts receivable. As of December 31, 2009, the same customer accounted for 66% of net accounts receivable.

As of December 31, 2010 and December 31, 2009, receivables from customers in countries other than the United States represented 74% and 82%, respectively, of net accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of December 31, 2010, our outstanding debt balance was $10.0 million, comprising borrowings under the SVB Facility. As of December 31, 2010, interest on borrowings under the SVB Facility accrued on the unpaid principal balance at a variable interest rate (which adjusted every six months) equal to the sum of the LIBOR rate plus 2.5% per annum; provided that in no event will the variable interest rate (a) exceed 14.2488% per annum, (b) be less than 6.5% per annum, or (c) be adjusted by more than 1.0% at any adjustment date. Assuming the outstanding balance on our variable rate debt remained constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.2 million. On March 14, 2011, we renewed the SVB Facility to provide liquidity and working capital through March 13, 2012 and amended the interest rate applicable to amounts borrowed under the SVB Facility, as discussed in Note 16 to the consolidated financial statements.

Foreign Currency Risk

We transact business in various foreign countries. Substantially all of our assets are located in the United States. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily intercompany receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During 2010 and 2009, we did not hedge any of our foreign currency exposure. During both 2010 and 2009, we recorded $0.1 million of foreign exchange loss in other income (expense) on our statements of operations.

We have performed sensitivity analyses as of December 31, 2010 and 2009, using a modeling technique that measures the impact arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.2 million and $0.1 million for 2010 and 2009, respectively. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Zhone Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Zhone Technologies, Inc. and subsidiaries (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zhone Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Francisco, California
March 15, 2011

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2010 and 2009

(In thousands, except par value)

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$21,174	$21,460
Short-term investments	—	306
Accounts receivable, net of allowances for sales returns and doubtful accounts of $2,433 in 2010 and $5,042 in 2009	29,747	37,107
Inventories	31,048	30,228
Prepaid expenses and other current assets	2,514	2,098

Total current assets	84,483	91,199
Property and equipment, net	5,274	18,961
Restricted cash	58	58
Other assets	296	41

Total assets	$90,111	$110,259

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,864	$14,914
Line of credit	10,000	10,000
Current portion of long-term debt	—	411
Accrued and other liabilities	13,217	12,031

Total current liabilities	35,081	37,356
Long-term debt, less current portion	—	18,285
Other long-term liabilities	5,615	2,945

Total liabilities	40,696	58,586

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 30,555 and 30,272 shares as of December 31, 2010 and 2009, respectively	30	30
Additional paid-in capital	1,069,513	1,066,974
Other comprehensive income	277	293
Accumulated deficit	(1,020,405)	(1,015,624)

Total stockholders’ equity	49,415	51,673

Total liabilities and stockholders’ equity	$90,111	$110,259

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2010, 2009 and 2008

(In thousands, except per share data)

	2010	2009	2008
Net revenue	$129,036	$126,501	$146,160
Cost of revenue (1)	79,864	81,106	101,096

Gross profit	49,172	45,395	45,064

Operating expenses:
Research and product development (1)	21,188	22,113	27,063
Sales and marketing (1)	23,982	22,042	28,269
General and administrative (1)	9,855	9,933	15,609
Gain on sale of fixed assets	(1,959)	—	(455)
Gain on sale of intangible assets	—	—	(4,397)
Impairment of goodwill	—	—	70,401

Total operating expenses	53,066	54,088	136,490

Operating loss	(3,894)	(8,693)	(91,426)
Interest expense	(996)	(1,331)	(1,625)
Interest income	7	47	708
Other income	1	121	78

Loss before income taxes	(4,882)	(9,856)	(92,265)
Income tax (benefit)/provision	(101)	171	270

Net loss	$(4,781)	$(10,027)	$(92,535)

Basic and diluted net loss per share	$(0.16)	$(0.33)	$(3.08)
Weighted average shares outstanding used to compute basic and diluted net loss per share	30,393	30,200	30,068

(1) Amounts include stock-based compensation cost as follows:
Cost of revenue	94	104	158
Research and product development	362	414	479
Sales and marketing	421	484	511
General and administrative	1,388	1,258	1,203

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2010, 2009 and 2008 (In thousands)

	Common stock		Additional paid-in capital	Other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 2007	30,005	$30	$1,061,969	$610	$(913,062)	$149,547
Exercise of stock options for cash	6	—	6	—	—	6
Issuance of common stock in connection with employee stock purchase plan	111	—	288	—	—	288
Issuance of common stock for director services	15	—	81	—	—	81
Stock-based compensation	—	—	2,270	—	—	2,270
Comprehensive loss:
Net loss	—	—	—	—	(92,535)	(92,535)
Foreign currency translation adjustment	—	—	—	(355)	—	(355)
Unrealized loss on available for sale securities	—	—	—	(5)	—	(5)

Total comprehensive loss						(92,895)

Balances as of December 31, 2008	30,137	30	1,064,614	250	(1,005,597)	59,297
Exercise of stock options for cash	20	—	13	—	—	13
Issuance of common stock in connection with employee stock purchase plan	83	—	87	—	—	87
Issuance of common stock for services	32	—	66	—	—	66
Stock-based compensation	—	—	2,194	—	—	2,194
Comprehensive loss:
Net loss	—	—	—	—	(10,027)	(10,027)
Foreign currency translation adjustment	—	—	—	48	—	48
Unrealized loss on available for sale securities	—	—	—	(5)	—	(5)

Total comprehensive loss						(9,984)

See accompanying notes to consolidated financial statements.

	Common stock		Additional paid-in capital	Other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 2009	30,272	30	1,066,974	293	(1,015,624)	51,673
Exercise of stock options for cash	104	—	75	—	—	75
Issuance of common stock in connection with employee stock purchase plan	151	—	199	—	—	199
Issuance of common stock for director services	28	—	69	—	—	69
Stock-based compensation	—	—	2,196	—	—	2,196
Comprehensive loss:
Net loss	—	—	—	—	(4,781)	(4,781)
Foreign currency translation adjustment	—	—	—	(16)	—	(16)
Unrealized loss on available for sale securities	—	—	—	—	—	—

Total comprehensive loss						(4,797)

Balances as of December 31, 2010	30,555	$30	$1,069,513	$277	$(1,020,405)	$49,415

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(4,781)	$(10,027)	$(92,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,585	1,834	2,204
Stock-based compensation	2,265	2,260	2,351
Impairment of goodwill	—	—	70,401
Gain on sale of intangible assets	—	—	(4,397)
Gain on sale of fixed assets	(1,959)	—	(455)
Loss on disposal of fixed assets	—	2	—
(Accretion) or impairment of investments	—	44	(169)
Provision for sales returns and doubtful accounts	761	1,780	3,143
Changes in operating assets and liabilities:
Accounts receivable	6,599	(15,222)	6,450
Inventories	(820)	10,478	3,992
Prepaid expenses and other current assets	(333)	556	1,150
Other assets	(155)	14	21
Accounts payable	(3,050)	2,195	(8,557)
Accrued and other liabilities	1,944	(2,379)	(823)

Net cash provided by (used in) operating activities	2,056	(8,465)	(17,224)

Cash flows from investing activities:
Proceeds from sale of intangible assets	—	—	4,397
Proceeds from sale of assets	573	—	502
Purchases of property and equipment	(3,169)	(794)	(1,436)
Purchases of short-term investments	—	(308)	(10,879)
Proceeds from maturity of short-term investments	306	2,945	20,412
Changes in restricted cash	—	65	63

Net cash (used in) provided by investing activities	(2,290)	1,908	13,059

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	274	100	294
Repayment under credit facilities	—	(5,000)	—
Repayment of debt	(310)	(382)	(327)

Net cash used in financing activities	(36)	(5,282)	(33)

Effect of exchange rate changes on cash	(16)	48	(355)

Net decrease in cash and cash equivalents	(286)	(11,791)	(4,553)
Cash and cash equivalents at beginning of year	21,460	33,251	37,804

Cash and cash equivalents at end of year	$21,174	$21,460	$33,251

Supplemental disclosures of cash flow information:
Cash paid during period for:
Taxes	$75	$171	$371
Interest	1,101	1,339	1,639
Non-cash investing and financing activities:
Sale of Oakland, California campus and extinguishment of related debt (Refer to Note 5)

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

(c) Reverse Stock Split

On March 11, 2010, the Company effected a one-for-five reverse stock split. All share and per share information included in the Company’s consolidated financial statements and accompanying notes presented herein reflect the retroactive effect of the one-for-five reverse stock split, as discussed in Note 8.

(d) Risks and Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s continued losses reduced cash, cash equivalents and short-term investments in 2009 and 2010. As of December 31, 2010, the Company had approximately $21.2 million in cash and cash equivalents and $10.0 million of current debt outstanding under its revolving line of credit and letter of credit facility (the “SVB Facility”). The Company renewed and amended the SVB Facility on March 14, 2011 to provide liquidity and working capital through March 13, 2012, as discussed in Note 16. Continued uncertainty regarding financial institutions’ ability and inclination to lend may negatively impact the Company’s ability to refinance its existing indebtedness on favorable terms, or at all.

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

If the economic, market and geopolitical conditions in the United States and the rest of the world do not continue to improve or if they deteriorate, the Company may experience material adverse impacts on its business, operating results and financial condition.

During 2009, the Company implemented several activities intended to reduce costs, improve operating efficiencies and change its operations to more closely align them with its key strategic focus, which included headcount reductions. During 2010, the Company continued to focus on cost control and operating efficiency along with restrictions on discretionary spending. The most significant cost-cutting measure during this period was the sale in September 2010 of the Company’s land and buildings located in Oakland, California and extinguishment of related debt in a sale and leaseback transaction with LBA Realty, LLC (“LBA Realty”). The sale and leaseback transaction will allow the Company to reduce occupancy costs going forward and improved the current financial position by eliminating the related debt which was due in April 2011.

The Company expects that operating losses and negative cash flows from operations may continue. In order to meet the Company’s liquidity needs and finance its capital expenditures and working capital needs for the business, the Company may be required to sell assets, issue debt or equity securities or borrow on unfavorable terms. Continued uncertainty regarding financial institutions’ ability and inclination to lend may negatively impact the Company’s ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. The Company may be unable to sell assets, issue securities or access additional indebtedness to meet these needs on favorable terms, or at all. As a result, the Company may become unable to pay its ordinary expenses, including its debt service, on a timely basis. The Company’s current lack of liquidity could harm it by:

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

(f) Revenue Recognition

The Company recognizes revenue when the earnings process is complete. The Company recognizes product revenue upon shipment of product under contractual terms which transfer title to customers upon shipment, under normal credit terms, net of estimated sales returns and allowances at the time of shipment. Revenue is deferred if there are significant post-delivery obligations or if the fees are not fixed or determinable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. The Company’s arrangements generally do not have any significant post-delivery obligations. If the Company’s arrangements include customer acceptance provisions, revenue is recognized upon obtaining the signed acceptance certificate from the customer, unless the Company can objectively demonstrate that the delivered products or services meet all the acceptance criteria specified in the arrangement prior to obtaining the signed acceptance. In those instances where revenue is recognized prior to obtaining the signed acceptance certificate, the Company uses successful completion of customer testing as the basis to objectively demonstrate that the delivered products or services meet all the acceptance criteria specified in the arrangement. The Company also considers historical acceptance experience with the customer, as well as the payment terms specified in the arrangement, when revenue is recognized prior to obtaining the signed acceptance certificate. The Company offers products and services such as support, education and training, hardware upgrades and post-warranty support. For multiple element revenue arrangements, the Company establishes the fair value of these products and services based primarily on sales prices when the products and services are sold separately. If fair value cannot be established for undelivered elements, all of the revenue under the arrangement is deferred until those elements have been delivered. When collectibility is not reasonably assured, revenue is recognized when cash is collected. Revenue from education services and support services is recognized over the contract term or as the service is performed. The Company makes certain sales to product distributors. These customers are given certain privileges to return a portion of inventory. Return privileges generally allow distributors to return inventory based on a percent of purchases made within a specific period of time. The Company recognizes revenue on sales to distributors that have contractual return rights when the products have been sold by the distributors, unless there is sufficient customer specific sales and sales returns history to support revenue recognition upon shipment. In those instances when revenue is recognized upon shipment to distributors, the Company uses historical rates of return from the distributors to provide for estimated product returns. The Company accrues for warranty costs, sales returns and other allowances at the time of shipment based on historical experience and expected future costs.

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

Activity under the Company’s allowance for sales returns and doubtful accounts was comprised as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Balance at beginning of year	$5,042	$5,155	$5,941
Charged to revenue	616	1,800	2,356
Charged to (reversal of) expense	144	(20)	787
Utilization	(3,369)	(1,893)	(3,929)

Balance at end of year	$2,433	$5,042	$5,155

The allowance for doubtful accounts was $1.7 million and $3.8 million as of December 31, 2010 and 2009, respectively.

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

(j) Foreign Currency Translation

For operations outside the United States, the Company translates assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at end of period exchange rates. Revenues and expenses are translated at monthly average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries, is included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. Realized gains and losses on foreign currency transactions are included in other income (expense) in the accompanying consolidated statement of operations. During 2010, 2009 and 2008, the Company recorded a $0.1 million realized foreign exchange loss for each period in other income (expense) on its statements of operations.

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

Cash, cash equivalents, and short-term investments as of December 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Cash and Cash Equivalents:
Cash	$16,957	$19,050
Money Market Funds	4,217	2,410

	$21,174	$21,460

Short-term investments:
Corporate Securities	—	306

	$—	$306

As of December 31, 2010 and December 31, 2009, the fair value equaled cost of the cash and cash equivalents and short-term investments.

(l) Fair Value of Financial Instruments

The carrying amounts of the Company’s consolidated financial instruments which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of December 31, 2010 and 2009 due to the relatively short maturities of these instruments. The carrying value of the Company’s debt obligations at December 31, 2010 and 2009 approximate their fair value.

(m) Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts. Cash and cash equivalents are principally held with various domestic financial institutions with high credit standing. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. During the year ended December 31, 2010, Emirates Telecommunications Corporation (“Etisalat”) accounted for 24% of net revenue. For the year ended December 31, 2009, the same customer accounted for 19% of net revenue.

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

Etisalat accounted for 30% and 66% of net accounts receivable as of December 31, 2010 and December 31, 2009, respectively. Etisalat receivables are denominated in United Arab Emirates Dirhams, a currency that tracks to the U.S. dollar.

As of December 31, 2010 and December 31, 2009, receivables from customers in countries other than the United States represented 74% and 82%, respectively, of net accounts receivable.

From time to time, the Company may provide or commit to extend credit or credit support to its customers. This financing may include extending the terms for product payments to customers. Depending upon market conditions, the Company may seek to factor these arrangements to financial institutions and investors to reduce the amount of its financial commitments associated with such arrangements. For example, during the year ended December 31, 2008, the Company sold $10.2 million of customer trade receivables to SVB on a non-recourse basis in exchange for cash. The sale of receivables did not represent a securitization, and there was no continuing involvement or interests in the receivables by the Company after the sale. As of December 31, 2010, the Company did not have any significant customer financing commitments or guarantees.

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

(o) Goodwill

Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill. The Company tests for goodwill impairment at least annually using a two-step approach. The Company evaluates goodwill on an annual basis in November, at a minimum, and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The Company has determined that it operates in a single segment with one operating unit. The Company performs the annual goodwill impairment test using the market approach. If the carrying amount of the reporting unit exceeds its fair value, indication of goodwill impairment exists and a second step is performed to measure the amount of impairment loss, if any. During the year ended December 31, 2008, the Company recorded non-cash goodwill impairment charges of $70.4 million. As a result, the goodwill was fully impaired as of December 31, 2008, as discussed in Note 3.

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

The Company attributes the values of the stock-based compensation to expense using the straight line method.

(r) Income Taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2010 and 2009 due to the significant uncertainty regarding whether the deferred tax assets will be realized.

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

(u) Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have Vendor-Specific Objective Evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-13 are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company has assessed the impact of this amendment to the ASC on its accounting and reporting systems and processes and does not anticipate the adoption to have a material impact on the consolidated financial statements.

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

(2) Operating Lease Liabilities

As a result of the acquisition of Paradyne in September 2005, the Company assumed certain lease liabilities for facilities in Largo, Florida. The Company has accrued a liability for the excess portion of these facilities. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $6.5 million as of December 31, 2010, of which $2.7 million was accrued for excess facilities, net of contractual and estimated sublease income. During the second quarter of 2008, the Company significantly reduced its assumptions regarding estimated future sublease income primarily as a result of the deteriorating real estate market. Accordingly, during the second quarter of 2008, the Company increased its excess lease liability balance by $3.3 million with a corresponding charge to general and administrative expenses. During 2009, the Company assumed that it would no longer be able to sublease the remaining excess space due to the continued deterioration in the real estate market. Accordingly, during 2009, the Company increased its excess lease liability balance by $0.6 million, with a corresponding charge to general and administrative expenses. A summary of current period activity related to excess lease liabilities accrued is as follows (in thousands):

Exit costs
Balance at December 31, 2009	$4,418
Cash payments, net	(1,691)

Balance at December 31, 2010	$2,727

A summary of the excess lease liabilities at their net present value is as follows (in thousands):

Exit costs
Future lease payments for excess space	$3,492
Less: contractual sublease income	(765)

Balance at December 31, 2010	$2,727

The current portion of the excess lease liability as of December 31, 2010 of $1.8 million is classified in “Accrued and other liabilities” and the long-term portion of $0.9 million is classified in “Other long-term liabilities” in the accompanying consolidated balance sheet.

(3) Long-lived Assets, Goodwill and Other Acquisition-Related Intangible Assets

Impairment

The Company tests goodwill for impairment using a two step approach on an annual basis in November, or when certain indicators of impairment exist. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit using the market approach. The Company has determined that it operates in a single segment with one reporting unit. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In 2008, the Company determined that the reporting unit’s carrying value exceeded its fair value and the second step was performed, resulting in a goodwill impairment loss of $70.4 million. The Company has not incurred any additional goodwill since the 2008 impairment.

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

The Company estimates the fair value of its long-lived assets based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, the Company is required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. As of December 31, 2010, the Company’s long-lived assets consisted of $5.3 million of net property and equipment.

Sale of Intangible Assets

During 2008, the Company sold some of its non-strategic patents for $1.1 million. The resulting $1.1 million gain was recorded within operating expenses as gain on sale of intangible assets. There were no similar sales of intangible assets during 2009 or 2010.

Sale of Legacy Inventory and Other Assets

In January 2008, the Company sold its GigaMux legacy product line to a third party. The sale of the GigaMux legacy product line was not treated as a discontinued operation since it did not represent a component of the Company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. The Company allocated the proceeds received to receivables, inventory, fixed assets and intangible assets based on the relative fair value of the assets sold. The Company recognized a gain of $1.3 million on the sale of the inventory related to this product line in the first quarter of 2008 that was recorded in cost of revenue. The Company also recognized a gain of $0.5 million and $3.2 million on the sale of fixed assets and intangible assets, respectively, in the first quarter of 2008 that was recorded as a component of operating expenses. The Company is entitled to additional contingent consideration for the sale of the GigaMux legacy product line upon the buyer’s usage of inventory and/or attainment of certain performance targets through December 2010. Additional contingent consideration, if any, will be recorded upon receipt of cash as an additional gain in cost of revenue. In 2008 and 2009, the Company received additional contingent consideration of $1.1 million and $0.4 million, respectively, related to the buyer’s usage of inventory related to the GigaMux legacy product line. The Company received no additional contingent consideration in 2010 related to the GigaMux legacy product line.

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

The following tables represent the Company’s financial assets and liabilities at fair value on a recurring basis as of December 31, 2010 and December 2009, respectively, and the basis for that measurement:

	Fair value measurements as of December 31, 2010 (In thousands)
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$4,217	$4,217	$—	$—

Total	$4,217	$4,217	$—	$—

	Fair value measurements as of December 31, 2009 (In thousands)
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$2,410	$2,410	$—	$—
Corporate securities (2)	$306	$—	$306	$—

Total	$2,716	$2,410	$306	$—

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in short-term investments on the Company’s consolidated balance sheet.

Effective January 1, 2009, the Company adopted fair value measurements for all non-financial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of fair value measurement for non-financial assets and liabilities did not materially impact the Company’s consolidated financial statements for the years ended December 31, 2009 or December 31, 2010, and the Company does not expect the adoption to have a material impact on the amounts reported in its consolidated financial statements in future periods.

(5) Sale-leaseback of Oakland, California Campus

On September 28, 2010, the Company sold its Oakland, California campus, consisting of land and three buildings, to LBA Realty for approximately $18.8 million. As part of the sale transaction, LBA Realty agreed to settle the Company’s secured real estate debt which was secured by the Oakland, California campus for a net sum of $17.6 million pursuant to a Discount Payoff Agreement as discussed in Note 7. The net cash proceeds from the sale of Oakland, California campus and extinguishment of related debt was $0.6 million after offsetting the gross selling price of $18.8 million with the closing costs of $0.2 million, extinguishment of related debt of $17.6 million and other miscellaneous payments of $0.4 million. As the sale transaction and the extinguishment of debt occurred simultaneously with the same party, the gain on the extinguishment of $0.8 million has been accounted for as sale proceeds in the sale and leaseback transaction.

In connection with the sale, the Company entered into a Multi-Tenant Commercial/Industrial Lease Agreement (the “Lease Agreement”) to rent one of the buildings from LBA Realty for a five-year term, commencing from the closing of the sale. The initial annual rent under the Lease Agreement is approximately $0.6 million, with periodic rent escalations at a rate of approximately 2% per annum. Under the Lease Agreement, in October 2010, the Company received a non-refundable tenant improvement allowance of $1.7 million for the required alterations to the property being leased back. The tenant improvement allowance amount is being amortized over the term of the lease as an offset to rent expense.

The sale of the Oakland, California campus, consisting of land and three buildings, qualified as a ‘sale’ as that term is defined in Accounting Standards Codification (“ASC”) 360-20, Real Estate Sales. Additionally, the subsequent leaseback of one of the buildings qualified as a normal leaseback as defined in ASU 840-40, Sale-Leaseback Transactions. The Company recognized a net gain in the condensed consolidated statement of operations for the year ended 2010 of $2.0 million, which represents the estimated fair value in excess of the book value of the buildings sold but not leased back. The remaining gain of $2.2 million, representing the estimated fair value in excess of the book value of the building sold and leased back, was deferred in a long-term liability account to be amortized as a reduction in rent expense over the term of the lease.

For the purposes of accounting for the sale and leaseback transaction, the estimated fair value of the buildings on an individual basis was determined by the Company based on the compilation and review of third-party evidence of the current market prices for sales of similar buildings in the geographic area where the Company’s campus is situated.

(6) Balance Sheet Detail

Balance sheet detail as of December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Inventories:
Raw materials	$20,539	$20,898
Work in process	2,751	3,071
Finished goods	7,758	6,259

	$31,048	$30,228

Property and equipment, net:
Land	$—	$4,821
Buildings	—	14,007
Machinery and equipment	8,406	9,420
Computers and acquired software	3,573	3,795
Furniture and fixtures	416	313
Leasehold improvements	2,006	376

	14,401	32,732
Less accumulated depreciation and amortization	(9,127)	(13,771)

	$5,274	$18,961

Depreciation and amortization expense associated with property and equipment amounted to $1.6 million, $1.8 million and $2.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

	2010	2009
Accrued and other liabilities (in thousands):
Accrued warranty	$1,683	$1,662
Accrued compensation	2,583	2,700
Accrued exit costs	1,818	1,785
Deferred revenue	1,045	624
Other	6,088	5,260

	$13,217	$12,031

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table summarizes the activity related to the product warranty liability during the years ended December 31, 2010 and 2009 (in thousands):

Balance at December 31, 2008	$1,979
Charged to operations	1,537
Claims/settlements	(1,854)

Balance at December 31, 2009	$1,662
Charged to operations	1,593
Claims/settlements	(1,572)

Balance at December 31, 2010	$1,683

(7) Debt

Secured Real Estate Loan

In September 2010, the Company extinguished its existing secured real estate loan secured by the Oakland, California campus for $17.6 million as part of the sale-leaseback transaction as discussed in Note 5. The total amount outstanding under the secured real estate loan was $18.4 million at the extinguishment date, with a maturity date of April 1, 2011. The interest rate on the secured real estate loan was 6.5% per annum. As the sale transaction and the extinguishment of debt occurred simultaneously with the same party, the gain on the extinguishment of $0.8 million has been accounted for as sale proceeds in the sale and leaseback transaction as discussed in Note 5. As a result of the sale-leaseback transaction the secured real estate loan balance was of zero and $18.3 million as of December 31, 2010 and December 31, 2009, respectively.

Credit Facility

In March 2010, the Company renewed its SVB Facility with Silicon Valley Bank (“SVB”) to provide liquidity and working capital through March 15, 2011.

Under the SVB Facility, the Company has the option of borrowing funds at agreed upon interest rates. The amount that the Company is able to borrow under the SVB Facility varies based on the eligible accounts receivable, as defined in the agreement, as long as the principal amount outstanding does not exceed $25.0 million. In addition, under the SVB Facility, the Company is able to utilize the facility as security for letters of credit.

Under the SVB Facility, $10.0 million was outstanding at December 31, 2010. In addition, $6.4 million was committed as security for various letters of credit and $7.7 million was unused and available for borrowing as of December 31, 2010. As of December 31, 2010, the amounts borrowed under the SVB Facility bore interest, payable monthly, at a floating rate that was SVB’s prime rate plus 2.5%, with a minimum interest rate of 6.5%. The interest rate was 6.5% at December 31, 2010.

The Company’s obligations under the SVB Facility are secured by substantially all of its personal property assets and those of its subsidiaries, including their intellectual property. The SVB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company does not comply with the various covenants and other requirements under the SVB Facility, SVB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the SVB Facility. As of December 31, 2010, the Company was not in compliance with the financial covenant regarding minimum EBITDA under the SVB Facility. On January 19, 2011, the Company entered into an amendment with SVB in which SVB agreed to waive the Company’s obligation to comply with the financial covenant regarding minimum EBITDA for the compliance period ending December 31, 2010.

On March 14, 2011, the Company renewed its SVB Facility with SVB to provide liquidity and working capital through March 13, 2012 and amended the interest rate applicable to amounts borrowed under the SVB Facility, as discussed in Note 16.

(8) Stockholders’ Equity

(a) Overview

As of December 31, 2010 and 2009, the Company’s equity capitalization consisted of 180 million authorized shares of common stock, of which 30.6 million and 30.3 million shares, respectively, were outstanding.

On March 11, 2010, the Company filed a Certificate of Amendment with the Delaware Secretary of State to amend the Company’s Certificate of Incorporation, which amendment effected a one-for-five reverse stock split of Zhone common stock and reduced the authorized shares of Zhone common stock from 900,000,000 to 180,000,000. No fractional shares of common stock were issued as a result of the reverse stock split and shareholders of record received cash in lieu of the fractional shares to which they would otherwise have been entitled, based on the closing price of Zhone common stock on March 10, 2010. All stock options were modified for the one-for-five reverse split by decreasing the number of shares and increasing the exercise price per share on a one-for-five basis. This modification did not result in any additional stock compensation expense in the current period or future periods. References to shares of Zhone common stock, warrants and stock options (and associated dollar amounts) in this Form 10-K for the year ended December 31, 2010 are provided on a post-reverse stock split basis.

(b) Warrants

At December 31, 2010, the Company had a total of 7,238 warrants to purchase common stock outstanding at a weighted average exercise price of $116.55 per share. Warrants to purchase 270,523 shares of common stock expired unexercised in 2009, with an aggregate exercise price of $5.6 million. The remaining outstanding warrants will expire in the years 2013 and 2014. No warrants were exercised in 2010, 2009 or 2008.

(c) Stock-Based Compensation

As of December 31, 2010, the Company had two types of share-based compensation plans related to stock options and employee stock purchases. The compensation cost that has been charged as an expense in the statement of operations for those plans was $2.3 million, $2.3 million and $2.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table summarizes stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year ended December 31,
	2010	2009	2008
Compensation expense relating to employee stock options	$2,098	$2,142	$2,140
Compensation expense relating to non-employees	69	69	81
Compensation expense relating to Employee Stock Purchase Plan	98	49	130

Stock-based compensation expense	$2,265	$2,260	$2,351

Stock Options

The Company’s stock-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company has two active stock option plans, the Amended and Restated Special 2001 Stock Incentive Plan and the Amended and Restated 2001 Stock Incentive Plan. Stock options are primarily issued from the Amended and Restated 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant, except that any options granted to a 10% stockholder must have an exercise price equal to at least 110% of the fair market value of the Company’s common stock on the date of grant. The Board of Directors determines the term of each option, the option exercise price and the vesting terms. Stock options are generally granted at an exercise price equal to the fair market value on the date of grant, expiring seven to ten years from the date of grant and vesting over a period of four years. On January 1 of each year, if the number of shares available for grant under the Amended and Restated 2001 Stock Incentive Plan is less than 5% of the total number of shares of common stock outstanding as of that date, the shares available for grant under the plan are automatically increased by the amount necessary to make the total number of shares available for grant equal to 5% of the total number of shares of common stock outstanding, or by a lesser amount as determined by the Board of Directors. As of December 31, 2010, 0.2 million shares were available for grant under these plans.

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

The assumptions used to value option grants for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year ended December 31,
	2010	2009	2008
Expected term	4.7 years	4.7 years	4.7 years
Expected volatility	94%	92%	75%
Risk free interest rate	1.54%	2.36%	1.86%

The weighted average grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $1.07, $1.80 and $0.45 per share, respectively. The intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 was $0.02 million, $0.03 million and $0.02 million, respectively. For the years ended December 31, 2010, 2009 and 2008, the Company received $0.01 million, $0.01 million and $0.01 million in proceeds from stock option exercises, respectively.

The following table sets forth the summary of option activity under the stock option program for the year ended December 31, 2010 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2009	4,432	$4.05	5.65	$4,606
Granted	889	$1.49
Canceled/Forfeited	(115)	$8.83
Exercised	(104)	$0.71

Outstanding as of December 31, 2010	5,102	$3.54	5.01	$7,415

Vested and expected to vest at December 31, 2010	4,378	$3.89	4.90	$6,524

Vested and exercisable at December 31, 2010	2,999	$5.01	4.54	$4,823

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price as of December 31, 2010 of $2.67, which would have been received by the option holders had the option holders exercised their options as of that date.

As of December 31, 2010, there was $1.8 million of unrecognized compensation costs, adjusted for estimated forfeitures related to unvested stock-based payments granted which are expected to be recognized over a weighted average period of 1.9 years.

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

On March 31, 2010, the Company’s board of directors approved the acceleration of vesting of all unvested options to purchase shares of Zhone common stock issued in connection with the Exchange Offer that were held by members of the Company’s senior management. The acceleration was effective as of March 31, 2010. Options to purchase an aggregate of approximately 0.9 million shares of Zhone common stock were subject to the acceleration and resulted in a compensation charge of $0.9 million which was fully expensed on March 31, 2010. The acceleration of these options was undertaken in recognition of the achievement of certain performance objectives by the Company’s senior management.

Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (“ESPP”) allows eligible employee participants to purchase shares of the Company’s common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of each offering period. Participation is limited to 10% of an employee’s eligible compensation, not to exceed amounts allowed by the Internal Revenue Code. During the second quarter of 2006, the number of available shares under the ESPP was increased by 0.4 million. At September 1, 2005, the Company changed from a six month offering period to a three month offering period under the ESPP. The following table summarizes shares purchased, weighted average purchase price, cash received and the aggregate intrinsic value for ESPP purchases during the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share data):

	Year ended December 31,
	2010	2009	2008
Shares purchased	151	83	111
Weighted average purchase price	$1.31	$1.05	$2.60
Cash received	$199	$87	$288
Aggregate intrinsic value	$38	$66	$50

The assumptions used to value stock purchases under the Company’s ESPP for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year ended December 31,
	2010	2009	2008
Expected term	3 months	3 months	3 months
Volatility	83%	145%	68%
Risk free interest rate	0.1%	0.2%	2.0%
Weighted average fair value per share	$0.68	$0.50	$1.20

(9) Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year ended December 31,
	2010	2009	2008
Numerator:
Net loss	$(4,781)	$(10,027)	$(92,535)

Denominator:
Weighted average common stock outstanding	30,393	30,200	30,068

Basic and diluted net loss per share	$(0.16)	$(0.33)	$(3.08)

The following tables set forth potential common stock that is not included in the diluted net loss per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands, except exercise price per share data):

	2010	Weighted average exercise price
Warrants	7	$116.55
Outstanding stock options and unvested restricted shares	5,133	$3.52

	5,140

	2009	Weighted average exercise price
Warrants	7	$116.55
Outstanding stock options and unvested restricted shares	4,445	$4.05

	4,452

	2008	Weighted average exercise price
Warrants	278	$23.35
Outstanding stock options and unvested restricted shares	5,310	$11.45

	5,588

As of December 31, 2010 and 2009, there were zero shares of issued common stock subject to repurchase.

(10) Income Taxes

The following is a summary of the components of income tax expense applicable to loss before income taxes (in thousands):

	Year ended December 31,
	2010	2009	2008
Current:
Federal	$(176)	$—	$—
State	34	70	104
Foreign	41	101	166

	(101)	171	270
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	$(101)	$171	$270

A reconciliation of the expected tax expense (benefit) to the actual tax expense (benefit) is as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Expected tax benefit at statutory rate (35%)	$(1,709)	$(3,450)	$(32,292)
State taxes, net of Federal effect	22	46	68
Goodwill amortization and impairment	—	—	24,640
Foreign rate differential	(3,598)	(1,204)	(759)
Valuation allowance	4,535	3,960	7,764
Stock-based compensation	722	791	810
Other	(73)	28	39

	$(101)	$171	$270

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred assets:
Net operating loss, capital loss, and tax credit carryforwards	$532,036	$501,894
Fixed assets and intangible assets	21,873	45,000
Inventory and other reserves	7,289	11,773
Other	102	110

Gross deferred tax assets	561,300	558,777
Less valuation allowance	(561,300)	(558,777)

Total deferred tax assets	$—	$—

For the years ended December 31, 2010 and 2009, the net changes in the valuation allowance were an increase of $2.5 million and an increase of $2.4 million, respectively. The Company recorded a full valuation allowance against the net deferred tax assets at December 31, 2010 and 2009 since it is more likely than not that the net deferred tax assets will not be realized due to the lack of previously paid taxes and anticipated taxable income.

As of December 31, 2010, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $1,373.5 million and $460.7 million, respectively, which are available to offset future taxable income, if any, in years through 2030. Approximately $3.3 million and $2.1 million net operating loss carryforwards for federal and California income tax purposes, respectively, are attributable to employee stock option deductions, the benefit from which will be allocated to paid-in-capital rather than current income when subsequently recognized. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change will be significantly reduced. The Company’s deferred tax asset and related valuation allowance would be reduced as a result. The Company has not yet performed a Section 382 study to determine the amount of reduction, if any.

As of December 31, 2010, the Company also had research credit carryforwards for federal and state income tax purposes of approximately $20.8 million and $7.7 million, respectively, which are available to reduce future income taxes, if any, in years through 2030 and over an indefinite period, respectively. Additionally, the Company had alternative minimum tax credit carryforwards for federal income tax purposes of approximately $0.1 million which are available to reduce future income taxes, if any, over an indefinite period. The Company also had enterprise zone credit carryforwards for state income tax purposes of approximately $0.2 million which are available to reduce future state income taxes, if any, over an indefinite period.

The Company may have unrecognized tax benefits included in its deferred tax assets which are subject to a full valuation allowance as of December 31, 2010 and 2009. However, the Company has not yet performed a study to determine the amount of such unrecognized tax benefits.

Interest and penalties, to the extent accrued on unrecognized tax benefits in the future, will be included in tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

• Federal	2007 – 2010
• California and Canada	2006 – 2010
• Brazil	2005 – 2010
• Germany and United Kingdom	2006 – 2010

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

(11) Related-Party Transactions

In the ordinary course of business, the Company’s executive officers and non-employee directors are reimbursed for travel related expenses when incurred for business purposes. The Company reimburses its

Chairman, President and Chief Executive Officer, Morteza Ejabat, for the direct operating expenses incurred in the use of his private aircraft when used for business purposes. The amount reimbursed for these expenses was $0.3 million, $0.3 million, and $0.5 million during the years ended December 31, 2010, 2009 and 2008, respectively.

(12) Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options.

Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating leases
Year ending December 31:
2011	$5,291
2012	2,910
2013	690
2014	654
2015 and Thereafter	500

Total minimum lease payments	$10,045

The total minimum lease payments shown above include projected payments and obligations for leases that the Company is no longer utilizing, some of which relate to excess facilities obtained through acquisitions. At December 31, 2010, the Company had estimated commitments of $6.5 million related to facilities assumed as a result of the Paradyne acquisition, of which $2.7 million was accrued for excess facilities, which is net of estimated sublease income. The above amounts also include $3.0 million of future minimum lease payments spread over the five-year lease term under the Lease Agreement entered into with LBA Realty in September 2010 with respect to the Company’s Oakland, California campus in connection with the sale and leaseback transaction, as discussed in Note 5. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Rent expense under operating leases, excluding rent relating to excess facilities previously accrued, totaled $3.3 million, $3.5 million and $4.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Sublease rental income totaled $1.0 million, $1.2 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Performance Bonds

In the normal course of operations, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the

Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $0.8 million as of December 31, 2010.

Purchase Commitments

The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding was $7.3 million as of December 31, 2010.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

(13) Litigation

The Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position or results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods.

(14) Employee Benefit Plan

The Company maintains a 401(k) plan for its employees whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company may make discretionary contributions. In 2010, the Company made a discretionary contribution to the plan of $0.6 million. This was a non-elective employer contribution made from the forfeiture account to all eligible participants. The Company made no discretionary contributions to the plan in 2008 and 2009.

(15) Enterprise Wide Information

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

	Year ended December 31,
	2010	2009	2008
Revenue by Geography:
United States	$45,303	$50,146	$60,830
Canada	4,923	5,458	5,391

Total North America	50,226	55,604	66,221

Latin America	24,369	18,016	32,197
Europe, Middle East, Africa	51,596	48,657	43,820
Asia Pacific	2,845	4,224	3,922

Total International	78,810	70,897	79,939

	$129,036	$126,501	$146,160

	Year ended December 31,
	2010	2009	2008
Revenue by products and services:
Products	$124,673	$120,939	$141,916
Services	4,363	5,562	4,244

	$129,036	$126,501	$146,160

(16) Subsequent Events

Revolving Line of Credit Renewal

On March 14, 2011, the Company renewed and amended its SVB Facility with SVB to provide liquidity and working capital through March 13, 2012.

Under the SVB Facility, the Company has the option of borrowing funds at agreed upon interest rates. The amount that the Company is able to borrow under the SVB Facility will vary based on the eligible accounts receivable, as defined in the agreement, as long as the principal amount outstanding does not exceed $25.0 million. In addition, under the SVB Facility, the Company is able to utilize the facility as security for letters of credit.

The amounts borrowed under the revolving credit facility, as amended, will bear interest, payable monthly, at a floating rate equal to the Wall Street Journal Prime Rate plus a margin of 0.0%–1.0% depending on the Company’s reported quarterly EBITDA as defined in the agreement. The Company’s obligations under the SVB Facility are secured by substantially all of its personal property assets and those of its subsidiaries, including their intellectual property. The SVB Facility contains certain financial covenants, and customary affirmative and negative covenants. If Zhone does not comply with the various covenants and other requirements under the SVB

Facility, SVB is entitled, among other things, to require the immediate repayment of all outstanding amounts and to sell Zhone’s assets to satisfy the obligations under the SVB Facility.

(17) Quarterly Information (unaudited)

	Year ended December 31, 2010
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Net revenue	$31,082	$33,255	$33,683	$31,016
Gross profit	11,317	12,005	13,576	12,274
Operating income (loss)	(3,002)	(1,584)	1,921	(1,229)
Net income (loss)	(3,204)	(2,002)	1,697	(1,272)
Net income (loss) per share
Basic	$(0.11)	$(0.07)	$0.06	$(0.04)
Diluted	(0.11)	(0.07)	0.05	(0.04)
Weighted-average shares outstanding
Basic	30,282	30,343	30,431	30,515
Diluted	30,282	30,343	31,882	30,515

	Year ended December 31, 2009
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Net revenue	$24,103	$30,346	$36,016	$36,036
Gross profit	7,813	11,056	12,067	14,459
Operating income (loss)	(6,596)	(1,954)	(894)	751
Net income (loss)	(6,903)	(2,264)	(1,204)	344
Net income (loss) per share
Basic	$(0.23)	$(0.08)	$(0.04)	$0.01
Diluted	(0.23)	(0.08)	(0.04)	0.01
Weighted-average shares outstanding
Basic	30,144	30,183	30,222	30,254
Diluted	30,144	30,183	30,222	32,730

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, the end of our fiscal year. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control-Integrated Framework.” Based on our assessment of internal control over financial reporting, management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

Revolving Line of Credit Renewal

On March 14, 2011, we renewed and amended our existing SVB Facility with SVB to provide liquidity and working capital through March 13, 2012.

Under the SVB Facility, we have the option of borrowing funds at agreed upon interest rates. The amount that we are able to borrow under the SVB Facility will vary based on the eligible accounts receivable, as defined in the agreement, as long as the principal amount outstanding does not exceed $25.0 million. In addition, under the SVB Facility, we are able to utilize the facility as security for letters of credit.

The amounts borrowed under the revolving credit facility, as amended, will bear interest, payable monthly, at a floating rate equal to the Wall Street Journal Prime Rate plus a margin of 0.0%–1.0% depending on our reported quarterly EBITDA as defined in the agreement. Our obligations under the SVB Facility are secured by substantially all of our personal property assets and those of our subsidiaries, including our intellectual property. The SVB Facility contains certain financial covenants, and customary affirmative and negative covenants. If we do not comply with the various covenants and other requirements under the SVB Facility, SVB is entitled, among other things, to require the immediate repayment of all outstanding amounts and to sell our assets to satisfy the obligations under the SVB Facility. The foregoing description of the SVB Facility does not purport to be complete and is qualified in its entirety by reference to the “March 2011 Amendment” with an effective date of March 14, 2011, which is filed as Exhibit 10.23 to this report and incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Corporate Governance Principles and Board Matters,” “Ownership of Securities” and “Proposal 1: Election of Directors” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

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

The information required by this item is included under the captions “Executive Compensation” and “Compensation Committee Report” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans is included under the captions “Ownership of Securities” and “Executive Compensation” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

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

ZHONE TECHNOLOGIES, INC.

Date: March 15, 2011	By:	/S/ MORTEZA EJABAT
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

Signature	Title	Date

/s/ MORTEZA EJABAT Morteza Ejabat	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)	March 15, 2011

/s/ KIRK MISAKA Kirk Misaka	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 15, 2011

/s/ MICHAEL CONNORS Michael Connors	Director	March 15, 2011

/s/ ROBERT DAHL Robert Dahl	Director	March 15, 2011

/s/ NANCY PIERCE Nancy Pierce	Director	March 15, 2011

/s/ C. RICHARD KRAMLICH C. Richard Kramlich	Director	March 15, 2011

/s/ JAMES TIMMINS James Timmins	Director	March 15, 2011

/s/ LAWRENCE BRISCOE Lawrence Briscoe	Director	March 15, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation dated February 16, 2005	10-K	000-32743	3.1	March 16, 2005

3.2	Certificate of Amendment of Restated Certificate of Incorporation dated March 11, 2010	10-K	000-32743	3.2	March 16, 2010

3.3	Amended and Restated Bylaws	10-K	000-32743	3.3	March 16, 2005

4.1	Form of Second Restated Rights Agreement dated November 13, 2003	10-Q	000-32743	4.1	May 14, 2004

10.1	Zhone Technologies, Inc. 1999 Stock Option Plan	10	000-50263	10.2	April 30, 2003

10.2	Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.1	May 17, 2007

10.3	Form of Stock Option Agreement for the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.1	September 1, 2006

10.4	Zhone Technologies, Inc. Amended and Restated Special 2001 Stock Incentive Plan	10-Q	000-32743	10.28	August 15, 2002

10.5	Form of Restricted Stock Award Agreement for the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.2	May 17, 2007

10.6	Zhone Technologies, Inc. 2002 Employee Stock Purchase Plan	8-K	000-32743	10.1	May 17, 2006

10.7	Incentive Awards Program Summary	8-K	000-32743	10.2	March 15, 2006

10.8	Form of Indemnity Agreement between Zhone Technologies, Inc. and its directors and officers	10-Q	000-32743	10.20	May 14, 2004

10.9	Letter Agreement dated November 13, 2003 between Zhone Technologies, Inc. and KKR–ZT, L.L.C.	Schedule 13D	005-61973	4	November 24, 2003

10.10	Letter Agreement dated May 24, 2006 between Zhone Technologies, Inc. and KKR–ZT, L.L.C.	10-K	000-32743	10.10	March 8, 2007

10.11	Letter Agreement dated November 13, 2003 between Zhone Technologies, Inc. and New Enterprise Associates VIII, Limited Partnership	Schedule 13D	005-61973	5	November 24, 2003

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date

10.13	Loan and Security Agreement dated March 30, 2001 between Zhone Technologies, Inc. and Fremont Investment and Loan	10	000-50263	10.21	April 30, 2003

10.14	Pledge and Assignment of Cash Collateral Account dated March 30, 2001 between Zhone Technologies, Inc. and Fremont Investment and Loan	10	000-50263	10.22	April 30, 2003

10.15	Secured Promissory Note dated March 30, 2001 between Zhone Technologies, Inc. and Fremont Investment and Loan	10	000-50263	10.23	April 30, 2003

10.16	Second Amendment to Deed of Trust and Other Loan Documents dated December 27, 2005 between Zhone Technologies, Inc., Zhone Technologies Campus, LLC, and Fremont Investment & Loan	8-K	000-32743	10.1	December 27, 2005

10.17	Purchase and Sale Agreement with Repurchase Options dated January 20, 2000 between Zhone Technologies, Inc. and the Redevelopment Agency of the City of Oakland	10	000-50263	10.28	April 30, 2003

10.18	Amended and Restated Employment Agreement dated November 8, 2007 by and between Zhone Technologies, Inc. and Morteza Ejabat	10-K	000-32743	10.27	March 6, 2008

10.19	Second Amended and Restated Loan and Security Agreement with an effective date of March 16, 2009 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank	10-K	000-32743	10.19	March 16, 2009

10.20	Loan and Security Agreement (EXIM Facility) with an effective date of March 16, 2009 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank	10-K	000-32743	10.20	March 16, 2009

10.21	“March 2010 Amendment” with an effective date of March 15, 2010 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank	10-K	000-32743	10.21	March 16, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date

10.22	“January 2011 Amendment” with an effective date of January 19, 2011 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank					X

10.23	“March 2011 Amendment” with an effective date of March 14, 2011 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank					X

10.24	Real Estate Purchase Agreement between Zhone Technologies, Inc. and LBA Realty, LLC	8-K	000-32743	10.1	September 22, 2010

10.25	Multi-Tenant Commercial/Industrial Lease Agreement between Zhone Technologies, Inc. and LBA Realty, LLC	8-K	000-32743	10.2	September 22, 2010

10.26	Discount Payoff Agreement between Zhone Technologies, Inc. and LBA Realty, LLC	8-K	000-32743	10.3	September 22, 2010

21.2	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)					X

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer					X