Form 10-Q
period 2011-03-31
ZHONE TECHNOLOGIES INC
filed 2011-05-06
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

000-32743

(Commission File Number)

ZHONE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3509099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7195 Oakport Street Oakland, California	94621
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2011, there were approximately 30,627,994 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,179	$21,174
Accounts receivable, net of allowances for sales returns and doubtful accounts of $2,277 as of March 31, 2011 and $2,433 as of December 31, 2010	29,418	29,747
Inventories	28,905	31,048
Prepaid expenses and other current assets	2,515	2,514

Total current assets	80,017	84,483
Property and equipment, net	5,074	5,274
Restricted cash	58	58
Other assets	228	296

Total assets	$85,377	$90,111

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,783	$11,864
Line of credit	10,000	10,000
Accrued and other liabilities	12,251	13,217

Total current liabilities	33,034	35,081
Other long-term liabilities	5,099	5,615

Total liabilities	38,133	40,696

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 30,621 and 30,555 shares as of March 31, 2011 and December 31, 2010, respectively	31	30
Additional paid-in capital	1,069,791	1,069,513
Other comprehensive income	267	277
Accumulated deficit	(1,022,845)	(1,020,405)

Total stockholders’ equity	47,244	49,415

Total liabilities and stockholders’ equity	$85,377	$90,111

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Net revenue	$29,572	$31,082
Cost of revenue	18,993	19,765

Gross profit	10,579	11,317

Operating expenses:
Research and product development	5,516	5,277
Sales and marketing	5,494	5,780
General and administrative	2,071	3,262

Total operating expenses	13,081	14,319

Operating loss	(2,502)	(3,002)
Interest expense	(49)	(322)
Interest income	2	—
Other income	56	6

Loss before income taxes	(2,493)	(3,318)
Income tax benefit	53	114

Net loss	$(2,440)	$(3,204)

Basic and diluted net loss per share	$(0.08)	$(0.11)
Weighted average shares outstanding used to compute basic and diluted net loss per share	30,591	30,282

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,440)	$(3,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	453	446
Stock-based compensation	231	1,483
Provision for sales returns and doubtful accounts	487	(112)
Changes in operating assets and liabilities:
Accounts receivable	(158)	(253)
Inventories	2,143	(1,609)
Prepaid expenses and other current assets	(1)	60
Other assets	68	(297)
Accounts payable	(1,081)	701
Accrued and other liabilities	(1,482)	2,122

Net cash used in operating activities	(1,780)	(663)

Cash flows from investing activities:
Purchases of property and equipment	(253)	(210)
Proceeds from sale and maturities of short-term investments	—	306

Net cash (used in) provided by investing activities	(253)	96

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP plan	48	51
Repayment of debt	—	(104)

Net cash provided by (used in) financing activities	48	(53)

Effect of exchange rate changes on cash	(10)	17

Net decrease in cash and cash equivalents	(1,995)	(603)
Cash and cash equivalents at beginning of period	21,174	21,460

Cash and cash equivalents at end of period	$19,179	$20,857

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

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

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (GAAP). The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.

(c)	Risks and Uncertainties

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s continued losses reduced cash and cash equivalents in 2010 and the three months ended March 31, 2011. As of March 31, 2011, the Company had approximately $19.2 million in cash and cash equivalents and $10.0 million in current debt outstanding under its revolving line of credit and letter of credit facility (the “SVB Facility”). The Company renewed and amended the SVB Facility on March 14, 2011 to provide liquidity and working capital through March 13, 2012, as discussed in Note 10. Continued uncertainty regarding financial institutions’ ability and inclination to lend may negatively impact the Company’s ability to refinance its existing indebtedness on favorable terms, or at all.

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

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

(e)	Revenue Recognition

The Company recognizes revenue when the earnings process is complete. The Company recognizes product revenue upon shipment of product under contractual terms which transfer title to customers upon shipment, under normal credit terms, net of estimated sales returns and allowances at the time of shipment. Revenue is deferred if there are significant post-delivery obligations or if the fees are not fixed or determinable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. The Company’s arrangements generally do not have any significant post-delivery obligations. If the Company’s arrangements include customer acceptance provisions, revenue is recognized upon obtaining the signed acceptance certificate from the customer, unless the Company can objectively demonstrate that the delivered products or services meet all the acceptance criteria specified in the arrangement prior to obtaining the signed acceptance. In those instances where revenue is recognized prior to obtaining the signed acceptance certificate, the Company uses successful completion of customer testing as the basis to objectively demonstrate that the delivered products or services meet all the acceptance criteria specified in the arrangement. The Company also considers historical acceptance experience with the customer, as well as the payment terms specified in the arrangement, when revenue is recognized prior to obtaining the signed acceptance certificate. When collectability is not reasonably assured, revenue is recognized when cash is collected.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for multiple deliverable revenue arrangements to:

(i)	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii)	require an entity to allocate revenue in an arrangement using best estimate of selling prices, or BSP, for deliverables if a vendor does not have vendor-specific objective evidence of selling price, or VSOE, or third-party evidence of selling price, or TPE; and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The Company adopted the updated accounting standards on January 1, 2011 on a prospective basis for applicable transactions originating or materially modified after December 31, 2010. This guidance does not change the units of accounting for revenue transactions. The Company’s products and services qualify as separate units of accounting and are deemed to be non-contingent deliverables as the Company’s arrangements typically do not have any significant performance, cancellation, termination and refund type provisions. Products are typically considered delivered upon shipment. Revenue from services is recognized ratably over the period during which the services are to be performed.

Prior to the adoption of Accounting Standards Update (“ASU”) 2009-13, Multiple Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, the Company established the fair value or TPE of services in multiple-element arrangements based primarily on sales prices when the products and services were sold separately. As such, the Company applied the residual method to allocate the arrangement fee between products and services. In limited circumstances, if fair value could not be established for undelivered elements, all of the revenue under the arrangement was deferred until those elements were delivered. Upon adoption of ASU 2009-13, on January 1, 2011, the Company allocated revenue to the products and services using the relative selling price method to recognize revenue when the basic revenue recognition criteria for each deliverable are met.

The Company derives revenue primarily from stand-alone sales of its products. In certain cases, the Company’s products are sold along with services, which include education, training, installation, and/or extended warranty services. The Company has established TPE for its training, education and installation services. TPE is determined based on competitor prices for similar deliverables when sold separately. These service arrangements are typically short term in nature and are largely completed shortly after delivery of the product. Training and education services are based on a daily rate per person and vary according to the type of class offered. Installation services are based on daily rate per person and vary according to the complexity of the products being installed.

Extended warranty services are priced based on the type of product and are sold in one to five year durations. Extended warranty services include the right to warranty coverage beyond the standard warranty period. In substantially all of the arrangements with multiple deliverables pertaining to arrangements with these services, the Company has used and intends to continue using VSOE to determine the selling price for the services. Consistent with its methodology under previous accounting guidance, the Company determines VSOE based on its normal pricing practices for these specific services when sold separately.

In most instances, particularly as it relates to products, the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on TPE. Generally, the Company’s marketing strategy differs from that of the Company’s peers and the Company’s offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE for the Company’s products.

When the Company is unable to establish selling price using VSOE or TPE, the Company uses BSP. The objective of BSP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The BSP of each deliverable is determined using average discounts from list price from historical sales transactions or cost plus margin approaches based on the factors, including but not limited to, the Company’s gross margin objectives and pricing practices plus customer and market specific considerations.

The adoption did not have a material effect on the Company’s condensed consolidated financial statements for the three months period ended March 31, 2011 and is not expected to have a material effect on future periods.

(f)	Fair Value of Financial Instruments

The carrying amounts of the Company’s consolidated financial instruments which include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values as of March 31, 2011 and December 31, 2010 due to the relatively short maturities of these instruments. The carrying value of the Company’s debt obligations at March 31, 2011 and December 31, 2010 approximate their fair value.

(g)	Concentration of Risk

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended March 31, 2011, Emirates Telecommunications Corporation (“Etisalat”) accounted for 22% of net revenue. For the three months ended March 31, 2010, the same customer accounted for 34% of net revenue.

As of March 31, 2011, Etisalat receivables, which are denominated in United Arab Emirates Dirhams, a currency that tracks to the U.S. dollar, accounted for 43% of net accounts receivable. As of December 31, 2010, the same customer accounted for 30% of net accounts receivable.

As of March 31, 2011 and December 31, 2010, receivables from customers in countries other than the United States represented 72% and 74%, respectively, of net accounts receivable.

(h)	Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives. Useful lives of all property and equipment range from 3 to 5 years. Leasehold improvements are generally amortized over the shorter of their useful lives or the remaining lease term.

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

(2)	Cash and Cash Equivalents

Cash and cash equivalents as of March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Cash and Cash Equivalents:
Cash	$18,962	$16,957
Money Market Funds	217	4,217

	$19,179	$21,174

As of March 31, 2011 and December 31, 2010, the fair value equaled cost of the cash and cash equivalents.

(3)	Fair Value Measurement

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

The following table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 and the basis for that measurement:

	Fair Value Measurements as of March 31, 2011 (In Thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$217	$217	$—	$—

Total	$217	$217	$—	$—

	Fair Value Measurements as of December 31, 2010 (In Thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$4,217	$4,217	$—	$—

Total	$4,217	$4,217	$—	$—

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

(4)	Operating Lease Liabilities

As a result of the acquisition of Paradyne Networks, Inc. (“Paradyne”) in September 2005, the Company assumed certain lease liabilities for facilities in Largo, Florida. The Company has accrued a liability for the excess portion of these facilities. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $5.4 million as of March 31, 2011, of which $2.3 million was accrued for excess facilities, net of estimated sublease income.

A summary of current period activity related to excess lease liabilities accrued is as follows (in thousands):

Exit Costs
Balance at December 31, 2010	$2,727
Cash payments, net	(447)

Balance at March 31, 2011	$2,280

A summary of the excess lease liabilities at their net present value is as follows (in thousands):

Exit Costs
Future lease payments for excess space	$2,921
Less: contractual sublease income	(641)

Balance at March 31, 2011	$2,280

The current portion of the excess lease liability as of March 31, 2011 of $1.8 million is classified in “Accrued and other liabilities” and the long-term portion of $0.5 million is classified in “Other long-term liabilities” in the accompanying condensed consolidated balance sheet.

(5)	Inventories

Inventories as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011	December 31, 2010
Inventories:
Raw materials	$18,189	$20,539
Work in process	2,665	2,751
Finished goods	8,051	7,758

	$28,905	$31,048

(6)	Property and Equipment, net

Property and equipment, net, as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011	December 31, 2010
Property and equipment:
Machinery and equipment	$8,542	$8,367
Computers and acquired software	3,640	3,573
Furniture and fixtures	416	416
Leasehold improvements	2,017	2,006

	14,615	14,362
Less accumulated depreciation and amortization	(9,541)	(9,088)

	$5,074	$5,274

Depreciation and amortization expense associated with property and equipment amounted to $0.5 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively.

(7)	Stock-Based Compensation

As of March 31, 2011, the Company had two types of share-based compensation plans related to stock options and employee stock purchases. The compensation cost that has been charged as an expense in the statement of operations for those plans was $0.2 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Compensation expense relating to employee stock options	$230	$1,459
Compensation expense relating to non-employees	1	7
Compensation expense relating to Employee Stock Purchase Plan	—	17

Stock-based compensation expense	$231	$1,483

Stock Options

The Company’s stock-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company has two active stock option plans, the Amended and Restated Special 2001 Stock Incentive Plan and the Amended and Restated 2001 Stock Incentive Plan. Stock options are primarily issued from the Amended and Restated 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company. As of March 31, 2011, 1.2 million shares were available for grant under these plans.

The assumptions used to value option grants for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Expected term	4.7 years	4.7 years
Expected volatility	95%	93%
Risk free interest rate	2.21%	2.55%

The following table sets forth the summary of option activity under the stock option program for the three months ended March 31, 2011 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	5,102	$3.54	5.01	$7,415
Granted	38	$2.50
Canceled/Forfeited	(68)	$53.10
Exercised	(65)	$0.71

Outstanding as of March 31, 2011	5,007	$2.89	4.78	$5,726

Vested and expected to vest at March 31, 2011	4,657	$2.99	4.73	$5,142

Vested and exercisable at March 31, 2011	3,137	$3.73	4.36	$4,028

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.30 as of March 31, 2011, which would have been received by the option holders had the option holders exercised their options as of that date.

As of March 31, 2011, there was $1.7 million of unrecognized compensation costs, adjusted for estimated forfeitures related to unvested stock-based payments granted, which are expected to be recognized over a weighted average period of 1.9 years.

(8)	Net Loss Per Share

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

The following tables set forth potential common stock that is not included in the diluted net loss per share calculation because their effect would be anti-dilutive for the periods indicated (in thousands, except exercise price per share data):

	Three Months Ended March 31, 2011	Weighted Average Exercise Price
Warrants	7	$116.54
Outstanding stock options and unvested restricted shares	5,037	$3.03

	5,044

	Three Months Ended March 31, 2010	Weighted Average Exercise Price

Warrants	7	$116.54
Outstanding stock options and unvested restricted shares	4,443	$4.04

	4,450

(9)	Comprehensive Loss

The components of comprehensive loss, net of tax, for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(2,440)	$(3,204)
Other comprehensive loss:
Foreign currency translation adjustments	(10)	17

Total comprehensive loss	$(2,450)	$(3,187)

(10)	Debt

Credit Facility

In March 2011, the Company renewed its SVB Facility with Silicon Valley Bank (“SVB”) to provide liquidity and working capital through March 13, 2012.

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

Under the SVB Facility, $10.0 million was outstanding at March 31, 2011. In addition, $7.3 million was committed as security for various letters of credit and $7.7 million was unused and available for borrowing as of March 31, 2011. The amounts borrowed under the SVB Facility bear interest, payable monthly, at a floating rate equal to the Wall Street Journal Prime Rate plus a margin of 0.0%-1.0% depending on the Company’s quarterly EBITDA as defined in the agreement. The interest rate on the SVB Facility was 4.25% at March 31, 2011.

The Company’s obligations under the SVB Facility are secured by substantially all of its personal property assets and those of its subsidiaries, including their intellectual property. The SVB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company does not comply with the various covenants and other requirements under the SVB Facility, SVB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the SVB Facility. As of March 31, 2011, the Company was in compliance with these covenants.

(11)	Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2011 (remainder of the year)	$3,982
2012	3,021
2013	804
2014	738
2015 and thereafter	486

Total minimum lease payments	$9,031

The total minimum lease payments shown above include projected payments and obligations for leases that the Company is no longer utilizing, some of which relate to excess facilities obtained through acquisitions. At March 31, 2011, the Company had estimated commitments of $5.4 million related to facilities assumed as a result of the Paradyne acquisition, of which $2.3 million was accrued for excess facilities, which is net of estimated sublease income. The above amounts also include $2.8 million of future minimum lease payments spread over the five-year lease term under the Lease Agreement entered into with LBA Realty, LLC (“LBA Realty”) in September 2010 with respect to the Company’s Oakland, California campus in connection with the sale and leaseback transaction. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates.

Warranties

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months Ended March 31,
	2011	2010
Beginning balance	$1,683	$1,662
Charged to cost of revenue	205	636
Claims and settlements	(283)	(568)

Ending balance	$1,605	$1,730

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

Performance Bonds

In the normal course of operations, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $0.9 million as of March 31, 2011.

Purchase Commitments

The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding was $6.3 million as of March 31, 2011.

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

The Company designs, develops and manufactures communications products for network service providers. The Company derives substantially all of its revenues from the sales of the Zhone product family. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company has determined that it has operated within one discrete reportable business segment since inception. The following summarizes geographic revenue concentrations by region.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Revenue by Geography:
United States	$12,697	$9,864
Canada	732	1,131

Total North America	13,429	10,995

Latin America	5,795	4,966
Europe, Middle East, Africa	10,187	14,542
Asia Pacific	161	579

Total International	16,143	20,087

	$29,572	$31,082

(13)	Income Taxes

The total amount of unrecognized tax benefits, including interest and penalties, at March 31, 2011 was not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits during the quarters ended March 31, 2011 and 2010. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

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

Since inception, we have incurred significant operating losses and had an accumulated deficit of $1,022.8 million as of March 31, 2011, and we expect that our operating losses and negative cash flows from operations may continue. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States and the rest of the world do not continue to improve or deteriorate, we may experience material adverse impacts on our business, operating results and financial condition.

Going forward, our key financial objectives include the following:

•	Increasing revenue while continuing to carefully control costs;

•	Continued investments in strategic research and product development activities that will provide the maximum potential return on investment; and

•	Minimizing consumption of our cash and short-term investments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2010, except as set forth below.

Revenue Recognition

We recognize revenue when the earnings process is complete. We recognize product revenue upon shipment of product under contractual terms which transfer title to customers upon shipment, under normal credit terms, net of estimated sales returns and allowances at the time of shipment. Revenue is deferred if there are significant post-delivery obligations or if the fees are not fixed or determinable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. Our arrangements generally do not have any significant post-delivery obligations. If our arrangements include customer acceptance provisions, revenue is recognized upon obtaining the signed acceptance certificate from the customer, unless we can objectively demonstrate that the delivered products or services meet all the acceptance criteria specified in the arrangement prior to obtaining the signed acceptance. In those instances where revenue is recognized prior to obtaining the signed acceptance certificate, we use successful completion of customer testing as the basis to objectively demonstrate that the delivered products or services meet all the acceptance criteria specified in the arrangement. We also consider historical acceptance experience with the customer, as well as the payment terms specified in the arrangement, when revenue is recognized prior to obtaining the signed acceptance certificate. When collectability is not reasonably assured, revenue is recognized when cash is collected.

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

In October 2009, the Financial Accounting Standards Board, or FASB, amended the accounting standards for multiple deliverable revenue arrangements to:

(i)	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii)	require an entity to allocate revenue in an arrangement using best estimate of selling prices, or BSP, for deliverables if a vendor does not have vendor-specific objective evidence of selling price, or VSOE, or third-party evidence of selling price, or TPE; and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We adopted the updated accounting standards on January 1, 2011 on a prospective basis for applicable transactions originating or materially modified after December 31, 2010. This guidance does not change the units of accounting for revenue transactions. Our products and services qualify as separate units of accounting and are deemed to be non-contingent deliverables as our arrangements typically do not have any significant performance, cancellation, termination and refund type provisions. Products are typically considered delivered upon shipment. Revenue from services is recognized ratably over the period during which the services are to be performed.

Prior to the adoption of Accounting Standards Update, or ASU, 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, we established the fair value or TPE of services in multiple-element arrangements based primarily on sales prices when the products and services were sold separately. As such, we applied the residual method to allocate the arrangement fee between products and services. In limited circumstances, if fair value could not be established for undelivered elements, all of the revenue under the arrangement was deferred until those elements were delivered. Upon adoption of ASU 2009-13, on January 1, 2011, we allocated revenue to the products and services using the relative selling price method to recognize revenue when the basic revenue recognition criteria for each deliverable are met.

We derive revenue primarily from stand-alone sales of our products. In certain cases, our products are sold along with services, which include education, training, installation, and/or extended warranty services. We have established TPE for our training, education and installation services. These service arrangements are typically short term in nature and are largely completed shortly after delivery of the product. TPE is determined based on competitor prices for similar deliverables when sold separately. Training and education services are based on a daily rate per person and vary according to the type of class offered. Installation services are based on daily rate per person and vary according to the complexity of the products being installed.

Extended warranty services are priced based on the type of product and are sold in one to five year durations. Extended warranty services include the right to warranty coverage beyond the standard warranty period. In substantially all of the arrangements with multiple deliverables pertaining to arrangements with these services, we have used and intend to continue using VSOE to determine the selling price for the services. Consistent with our methodology under previous accounting guidance, we determine VSOE based on our normal pricing practices for these specific services when sold separately.

In most instances, particularly as it relates to products, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE cannot be established, we attempt to establish the selling price of each element based on TPE. Generally, our marketing strategy differs from that of our peers and our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we are typically not able to determine TPE for our products.

When we are unable to establish selling price using VSOE or TPE, we use BSP. The objective of BSP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. The BSP of each deliverable is determined using average discounts from list price from historical sales transactions or cost plus margin approaches based on the factors, including but not limited to our gross margin objectives and pricing practices plus customer and market specific considerations.

The adoption did not have a material effect on our condensed consolidated financial statements for the three months period ended March 31, 2011 and is not expected to have a material effect on future periods.

RESULTS OF OPERATIONS

We list in the table below the historical condensed consolidated statement of operations data as a percentage of net revenue for the periods indicated.

	Three Months Ended March 31,
	2011	2010
Net revenue	100%	100%
Cost of revenue	64%	64%

Gross profit	36%	36%

Operating expenses:
Research and product development	19%	17%
Sales and marketing	18%	19%
General and administrative	7%	10%

Total operating expenses	44%	46%

Operating loss	(8)%	(10)%
Interest expense	0%	(1)%
Interest income	0%	0%
Other income	0%	0%

Loss before income taxes	(8)%	(11)%
Income tax benefit	0%	(1)%

Net loss	(8)%	(10)%

Net Revenue

Information about our net revenue for products and services for the three months ended March 31, 2011 and 2010 is summarized below (in millions):

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)	% change
Products	$28.5	$30.2	$(1.7)	(6)%
Services	1.1	0.9	0.2	22%

Total	$29.6	$31.1	$(1.5)	(5)%

Information about our net revenue for North America and international markets for the three months ended March 31, 2011 and 2010 is summarized below (in millions):

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)	% change
Revenue by geography:
United States	$12.7	$9.9	$2.8	28%
Canada	0.7	1.1	(0.4)	(36)%

Total North America	13.4	11.0	2.4	22%

Latin America	5.8	5.0	0.8	16%
Europe, Middle East, Africa	10.2	14.5	(4.3)	(30)%
Asia Pacific	0.2	0.6	(0.4)	(67)%

Total International	16.2	20.1	(3.9)	(19)%

Total	$29.6	$31.1	$(1.5)	(5)%

For the three months ended March 31, 2011, net revenue decreased 5% or $1.5 million to $29.6 million from $31.1 million for the same period last year. For the three months ended March 31, 2011, product revenue decreased 6% or $1.7 million to $28.5 million, compared to $30.2 million for the same period last year. The decreases in net revenue and product revenue for the three months ended March 31, 2011 were primarily due to weather issues that caused an extended power outage at our manufacturing facility resulting in a shortfall in product shipments at the end of the quarter.

For the three months ended March 31, 2011, service revenue increased by 22% or $0.2 million to $1.1 million, compared to $0.9 million for the same period last year. The increase in service revenue for the three months ended March 31, 2011 was primarily due to the timing of services performed and revenue earned. Service revenue represents revenue from maintenance and other services associated with product shipments.

International revenue decreased 19% or $3.9 million to $16.2 million for the three months ended March 31, 2011 from $20.1 million for the same period last year, and represented 55% of total revenue compared with 65% during the same period of 2010. The decrease in international revenue during the three months ended March 31, 2011 was primarily due to fewer large product sales as compared with the same period last year.

For the three months ended March 31, 2011, Etisalat represented 22% of net revenue as compared to 34% of net revenue for the same period in 2010. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, decreased 4% or $0.8 million to $19.0 million for the three months ended March 31, 2011, compared to $19.8 million for the three months ended March 31, 2010. The decrease in cost of revenue for the three months ended March 31, 2011 was primarily due to the changes in sales volume resulting in no material change to the overall gross margin as compared to the prior year period.

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

Research and Product Development Expenses

Research and product development expenses increased 4% or $0.2 million to $5.5 million for the three months ended March 31, 2011, compared to $5.3 million for the three months ended March 31, 2010. The increase in the three months ended March 31, 2011 was primarily due to the hiring of additional personnel since the prior year period to support our continued investment in research and product development projects.

Sales and Marketing Expenses

Sales and marketing expenses decreased 5% or $0.3 million to $5.5 million for the three months ended March 31, 2011, compared to $5.8 million for the three months ended March 31, 2010. The decrease for the three months ended March 31, 2011 was primarily due to a reduction in stock-based compensation expense of $0.2 million resulting from the significant compensation expense incurred in connection with the acceleration of vesting stock options in March 2010, and a decrease of $0.1 million in the allocation for facilities due to the move into our current building as part of our campus sale-leaseback transaction in the third quarter of 2010.

General and Administrative Expenses

General and administrative expenses decreased 36% or $1.2 million to $2.1 million for the three months ended March 31, 2011, compared to $3.3 million for the three months ended March 31, 2010. The decrease for the three months ended March 31, 2011 was primarily due to a reduction in stock-based compensation expense of $0.9 million resulting from the significant compensation expense incurred in connection with the acceleration of vesting of stock options in March 2010, a reduction of $0.1 million in property expenses as the result of our campus sale-leaseback transaction in the third quarter of 2010, and a decrease of $0.2 million relating to various other miscellaneous expenses in the prior year period.

Income Tax Provision

During the three months ended March 31, 2011 and 2010, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

OTHER PERFORMANCE MEASURES

In managing our business and assessing our financial performance, we supplement the information provided by our GAAP results with adjusted earnings before stock-based compensation, interest, taxes, and depreciation, or Adjusted EBITDA, a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, (ii) provision (benefit) for taxes, (iii) depreciation and amortization, (iv) non-cash equity-based compensation expense, and (v) material one-time non-cash transactions, such as a gain (loss) on sale of assets. We believe that the presentation of Adjusted EBITDA enhances the usefulness of our financial information by presenting a measure that management uses internally to monitor and evaluate our operating performance and to evaluate the effectiveness of our business strategies. We believe Adjusted EBITDA also assists investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes the impact of items that we do not believe reflect our core operating performance.

Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual requirements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•

non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period;

•	Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and

•	other companies in our industry may calculate Adjusted EBITDA and similar measures differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss) or any other performance measures calculated in accordance with GAAP or as a measure of liquidity. Management understands these limitations and compensates for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally.

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss), which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net loss	$(2,440)	$(3,204)
Add:
Interest expense	49	322
Provision for taxes	(53)	(114)
Depreciation and amortization	453	446
Non-cash equity-based compensation expense	231	1,483
Non-cash material one-time transactions	—	—

Adjusted EBITDA	$(1,760)	$(1,067)

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At March 31, 2011, cash and cash equivalents were $19.2 million which was a decrease of $2.0 million compared to $21.2 million at December 31, 2010. The decrease in cash and cash equivalents was attributable to the net cash used in operating and investing activities of $1.8 million and $0.3 million, respectively, offset by net cash provided by financing activities of $0.1 million.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2011 consisted of a net loss of $2.4 million, adjusted for non-cash charges totaling $1.2 million and an increase in operating assets totaling $0.5 million. The most significant components of the changes in net operating assets were decreases of $1.1 million in accounts payable, and $1.5 million in accrued and other liabilities, and an offsetting decrease in inventories of $2.1 million. The decrease in accounts payable related primarily to the timing of vendor payments. The decrease in accrued and other liabilities was comprised of reduced personnel accruals of $0.5 million, continued reduction of the operating lease liability related to our Largo facility of $0.5 million, and a decrease of $0.5 million in unearned revenue. The decrease in inventories was primarily due to better utilization of inventory in the current period.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 consisted primarily of purchases of property and equipment of $0.3 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2011 consisted of proceeds related to exercises of stock options of $0.1 million.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents which totaled $19.2 million at March 31, 2011, and our $25.0 million revolving line of credit and letter of credit facility, or the SVB Facility, with Silicon Valley Bank, or SVB. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents will continue to be consumed by operations.

In March 2011, the SVB Facility was renewed and the aggregate amount available for borrowing remained at $25.0 million as discussed in Note 10 to the condensed consolidated financial statements. Under the SVB Facility, we have the option of borrowing funds at agreed upon interest rates. The amount that we are able to borrow under the SVB Facility varies based on eligible accounts receivable, as defined in the agreement, as long as the aggregate principal amount outstanding does not exceed $25.0 million. In addition, under the SVB Facility, we are able to utilize the facility as security for letters of credit.

Under the SVB Facility, $10.0 million was outstanding at March 31, 2011. In addition, $7.3 million was committed as security under various letters of credit and $7.7 million was unused and available for borrowing as of March 31, 2011. The amounts borrowed under the SVB Facility bear interest, payable monthly, at a floating rate equal to the Wall Street Journal Prime Rate plus a margin of 0.0%-1.0% depending on our quarterly EBITDA as defined in the agreement. The interest rate on our SVB Facility was 4.25% at March 31, 2011.

Our obligations under the SVB Facility are secured by substantially all of our personal property assets and those of our subsidiaries, including our intellectual property. The SVB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we do not comply with the various covenants and other requirements under the SVB Facility, SVB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the SVB Facility. As of March 31, 2011, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.

Future Requirements and Funding Sources

Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. As a result of the Paradyne acquisition in 2005, we assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $5.4 million as of March 31, 2011. We intend to continue to occupy only a portion of these facilities and are evaluating our options to exit the excess portion of the lease. We have recorded a liability of $2.3 million as of March 31, 2011, which we believe is adequate to cover costs incurred to exit the excess portion of these facilities, net of estimated sublease income. Our operating lease commitments also include $2.8 million of future minimum lease payments spread over the five-year lease term under the lease agreement we entered into with LBA Realty, LLC, or LBA Realty, in September 2010 with respect to our Oakland, California campus following the sale of our campus to LBA Realty in a sale-leaseback transaction.

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of March 31, 2011, Etisalat accounted for 43% of net accounts receivable, and receivables from customers in countries other than the United States of America represented 72% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

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

Contractual Commitments and Off-Balance Sheet Arrangements

At March 31, 2011, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2011	2012	2013	2014	2015 and Thereafter
Operating leases	$9,031	$3,982	$3,021	$804	$738	$486
Purchase commitments	6,283	6,283	—	—	—	—
Line of credit	10,000	10,000	—	—	—	—

Total future contractual commitments	$25,314	$20,265	$3,021	$804	$738	$486

Operating Leases

The operating lease amounts shown above represent primarily off-balance sheet arrangements. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet, net of estimated sublease income. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. Of the total $9.0 million operating lease amount, $2.3 million has been recorded as a liability on our balance sheet as of March 31, 2011.

Purchase Commitments

The purchase commitments shown above represent non-cancellable inventory purchase commitments as of March 31, 2011. The inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by us at time of order.

Line of Credit

The line of credit obligation has been recorded as a liability on our balance sheet. The line of credit obligation amount shown above represents the scheduled principal repayment, but not the associated interest payments which may vary based on changes in market interest rates. Although our line of credit under the SVB Facility matures in 2012, we have the right to repay anytime before the maturity date and intend to repay outstanding borrowings within the current year. At March 31, 2011, the interest rate under the SVB Facility was 4.25%. See above under “Cash Management” for further information about the SVB Facility.

As of March 31, 2011, we had $10.0 million outstanding under our line of credit under the SVB Facility and an additional $7.3 million committed as security for various letters of credit, as discussed in Note 10 to the condensed consolidated financial statements.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consisted of the following as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Cash	$18,962	$16,957
Money Market Funds	217	4,217

	$19,179	$21,174

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts. Cash and cash equivalents are principally held with various domestic financial institutions with high credit standing. We perform ongoing credit evaluations of our customers and generally do not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended March 31, 2011, Etisalat accounted for 22% of net revenue. For the three months ended March 31, 2010, the same customer accounted for 34% of net revenue.

As of March 31, 2011, Etisalat receivables, which are denominated in United Arab Emirates Dirhams, a currency that tracks to the U.S. dollar, accounted for 43% of net accounts receivable. As of December 31, 2010, the same customer accounted for 30% of net accounts receivable.

As of March 31, 2011 and December 31, 2010, receivables from customers in countries other than the United States represented 72% and 74%, respectively, of net accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of March 31, 2011, our outstanding debt balance was $10.0 million, which was comprised of our total principal amount of outstanding debt under our SVB Facility. Interest on the line of credit under the SVB Facility accrues at the Wall Street Journal Prime rate plus a margin of 0.0%-1.0% depending on our quarterly EBITDA as defined in the agreement. The interest rate on our SVB Facility was 4.25% as of March 31, 2011. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.2 million.

Foreign Currency Exchange Risk

We transact business in various foreign countries. Substantially all of our assets are located in the United States. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily inter-company receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During 2011 and 2010, we did not hedge any of our foreign currency exposure.

We have performed sensitivity analyses as of March 31, 2011 using a modeling technique that measures the impact arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.3 million at March 31, 2011. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2010. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

The Exhibit Index on page 27 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the retirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: May 6, 2011	By:	/S/ MORTEZA EJABAT
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/S/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	“January 2011 Amendment” with an effective date of January 19, 2011 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.22 of registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 15, 2011)

10.2	“March 2011 Amendment” with an effective date of March 14, 2011 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.23 of registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 15, 2011)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer