Form 10-Q
period 2011-06-30
ZHONE TECHNOLOGIES INC
filed 2011-08-09
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2011, there were approximately 30,684,502 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,348	$21,174
Accounts receivable, net of allowances for sales returns and doubtful accounts of $1,954 as of June 30, 2011 and $2,433 as of December 31, 2010	26,828	29,747
Inventories	27,652	31,048
Prepaid expenses and other current assets	2,708	2,514

Total current assets	76,536	84,483
Property and equipment, net	5,158	5,274
Restricted cash	58	58
Other assets	172	296

Total assets	$81,924	$90,111

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,038	$11,864
Line of credit	10,000	10,000
Accrued and other liabilities	11,790	13,217

Total current liabilities	31,828	35,081
Other long-term liabilities	4,436	5,615

Total liabilities	36,264	40,696

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 30,671 and 30,555 shares as of June 30, 2011 and December 31, 2010, respectively	31	30
Additional paid-in capital	1,070,100	1,069,513
Other comprehensive income	270	277
Accumulated deficit	(1,024,741)	(1,020,405)

Total stockholders’ equity	45,660	49,415

Total liabilities and stockholders’ equity	$81,924	$90,111

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue	$31,294	$33,255	$60,866	$64,337
Cost of revenue	20,228	21,250	39,221	41,015

Gross profit	11,066	12,005	21,645	23,322

Operating expenses:
Research and product development	5,449	5,198	10,965	10,475
Sales and marketing	5,399	6,076	10,893	11,856
General and administrative	2,093	2,315	4,164	5,577

Total operating expenses	12,941	13,589	26,022	27,908

Operating loss	(1,875)	(1,584)	(4,377)	(4,586)
Interest expense	(28)	(404)	(77)	(726)
Interest income	—	—	2	—
Other income, net	14	(3)	70	3

Loss before income taxes	(1,889)	(1,991)	(4,382)	(5,309)
Income tax provision (benefit)	7	11	(46)	(103)

Net loss	$(1,896)	$(2,002)	$(4,336)	$(5,206)

Basic and diluted net loss per share	$(0.06)	$(0.07)	$(0.14)	$(0.17)
Weighted average shares outstanding used to compute basic and diluted net loss per share	30,644	30,343	30,618	30,313

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,336)	$(5,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	896	881
Stock-based compensation	523	1,816
Provision for sales returns and doubtful accounts	991	139
Changes in operating assets and liabilities:
Accounts receivable	1,928	9,257
Inventories	3,396	(1,155)
Prepaid expenses and other current assets	(194)	(247)
Other assets	124	(241)
Accounts payable	(1,826)	(8,075)
Accrued and other liabilities	(2,606)	1,809

Net cash used in operating activities	(1,104)	(1,022)

Cash flows from investing activities:
Purchases of property and equipment	(780)	(398)
Proceeds from sale and maturities of short-term investments	—	306

Net cash used in investing activities	(780)	(92)

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP plan	65	159
Repayment of debt	—	(243)

Net cash provided by (used in) financing activities	65	(84)

Effect of exchange rate changes on cash	(7)	9

Net decrease in cash and cash equivalents	(1,826)	(1,189)
Cash and cash equivalents at beginning of period	21,174	21,460

Cash and cash equivalents at end of period	$19,348	$20,271

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)     Organization and Summary of Significant Accounting Policies

(a)	Description of Business

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

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments, except as noted below) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (GAAP). In the quarter ended June 30, 2011, the Company recorded a $0.7 million credit to the income statement as a result of vendor liabilities identified on the consolidated balance sheet where the applicable statute of limitations had expired and thus the Company was no longer legally liable for these amounts. Of the amount of credit recorded, approximately $0.5 million related to liabilities where the stature of limitations expired in prior fiscal years, approximately $0.1 million related to the first quarter of fiscal 2011, and the remaining $0.1 million related to the quarter ended June 30, 2011. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.

(c)	Risks and Uncertainties

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s continued losses reduced cash and cash equivalents in 2010 and the six months ended June 30, 2011. As of June 30, 2011, the Company had approximately $19.3 million in cash and cash equivalents and $10.0 million in current debt outstanding under its revolving line of credit and letter of credit facility (the “SVB Facility”). The Company renewed and amended the SVB Facility on March 14, 2011 to provide liquidity and working capital through March 13, 2012, as discussed in Note 10. Continued uncertainty regarding financial institutions’ ability and inclination to lend may negatively impact the Company’s ability to refinance its existing indebtedness on favorable terms, or at all.

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

Prior to the adoption of Accounting Standards Update (“ASU”) 2009-13, Multiple Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, the Company established the fair value or TPE of services in multiple-element arrangements based primarily on sales prices when the products and services were sold separately. As such, the Company applied the residual method to allocate the arrangement fee between products and services. In limited circumstances, if fair value could not be established for undelivered elements, all of the revenue under the arrangement was deferred until those elements were delivered. Upon adoption of ASU 2009-13, on January 1, 2011, the Company allocated revenue to products and services in such arrangements using the relative selling price method to recognize revenue when the basic revenue recognition criteria for each deliverable are met.

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

The adoption did not have a material effect on the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2011 and is not expected to have a material effect on future periods.

(f)	Fair Value of Financial Instruments

The carrying amounts of the Company’s consolidated financial instruments which include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values as of June 30, 2011 and December 31, 2010 due to the relatively short maturities of these instruments. The carrying value of the Company’s debt obligations at June 30, 2011 and December 31, 2010 approximate their fair value.

(g)	Concentration of Risk

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three and six months ended June 30, 2011, Emirates Telecommunications Corporation (“Etisalat”) accounted for 10% and 16% of net revenue, respectively. For the three and six months ended June 30, 2010, the same customer accounted for 24% and 29% of net revenue, respectively.

As of June 30, 2011, Etisalat receivables, which are denominated in United Arab Emirates Dirhams, a currency that tracks to the U.S. dollar, accounted for 21% of net accounts receivable. As of December 31, 2010, the same customer accounted for 30% of net accounts receivable.

As of June 30, 2011 and December 31, 2010, receivables from customers in countries other than the United States represented 68% and 74%, respectively, of net accounts receivable.

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

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update requires the presentation of comprehensive income and the components of other comprehensive income to be disclosed either on a single continuous statement with net income or in a separate but consecutive statement. The Company will implement this presentation change in January 2012 as required.

(2)    Cash and Cash Equivalents

Cash and cash equivalents as of June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Cash and Cash Equivalents:
Cash	$14,081	$16,957
Money Market Funds	5,267	4,217

	$19,348	$21,174

As of June 30, 2011 and December 31, 2010, the fair value equaled cost of the cash and cash equivalents.

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

The following table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 and the basis for that measurement:

	Fair Value Measurements as of June 30, 2011 (In Thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$5,267	$5,267	$—	$—

Total	$5,267	$5,267	$—	$—

	Fair Value Measurements as of December 31, 2010 (In Thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$4,217	$4,217	$—	$—

Total	$4,217	$4,217	$—	$—

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

(4)    Operating Lease Liabilities

As a result of the acquisition of Paradyne Networks, Inc. (“Paradyne”) in September 2005, the Company assumed certain lease liabilities for facilities in Largo, Florida. The Company has accrued a liability for the excess portion of these facilities. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $4.3 million as of June 30, 2011, of which $1.8 million was accrued for excess facilities, net of estimated sublease income.

A summary of current period activity related to excess lease liabilities accrued is as follows (in thousands):

Exit Costs
Balance at December 31, 2010	$2,727
Cash payments, net	(900)

Balance at June 30, 2011	$1,827

A summary of the excess lease liabilities at their net present value is as follows (in thousands):

Exit Costs
Future lease payments for excess space	$2,341
Less: contractual sublease income	(514)

Balance at June 30, 2011	$1,827

The total excess lease liability of $1.8 million is classified as current as of June 30, 2011 in “Accrued and other liabilities” in the accompanying condensed consolidated balance sheet.

(5)    Inventories

Inventories as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011	December 31, 2010
Inventories:
Raw materials	$16,939	$20,539
Work in process	2,988	2,751
Finished goods	7,725	7,758

	$27,652	$31,048

(6)    Property and Equipment, net

Property and equipment, net, as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011	December 31, 2010
Property and equipment:
Machinery and equipment	$9,008	$8,367
Computers and acquired software	3,640	3,573
Furniture and fixtures	434	416
Leasehold improvements	2,060	2,006

	15,142	14,362
Less accumulated depreciation and amortization	(9,984)	(9,088)

	$5,158	$5,274

Depreciation and amortization expense associated with property and equipment amounted to $0.9 million and $0.9 million for the six months ended June 30, 2011 and 2010, respectively.

(7)    Stock-Based Compensation

As of June 30, 2011, the Company had two types of share-based compensation plans related to stock options and employee stock purchases. The compensation cost that has been charged as an expense in the statement of operations for those plans was $0.5 million and $1.8 million for the six months ended June 30, 2011 and 2010, respectively.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Compensation expense relating to employee stock options	$220	$213	$450	$1,672
Compensation expense relating to non-employees	60	59	61	66
Compensation expense relating to Employee Stock Purchase Plan	12	61	12	78

Stock-based compensation expense	$292	$333	$523	$1,816

Stock Options

The Company’s stock-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company has two active stock option plans, the Amended and Restated Special 2001 Stock Incentive Plan and the Amended and Restated 2001 Stock Incentive Plan. Stock options are primarily issued from the Amended and Restated 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company. As of June 30, 2011, 1.0 million shares were available for grant under these plans.

The assumptions used to value option grants for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Expected term	4.7 years	4.7 years	4.7 years	4.7 years
Expected volatility	93%	94%	93%	94%
Risk free interest rate	1.70%	2.10%	1.77%	2.22%

The following table sets forth the summary of option activity under the stock option program for the three and six months ended June 30, 2011 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	5,102	$3.54	5.01	$7,415
Granted	38	$2.50
Canceled/Forfeited	(68)	$53.10
Exercised	(65)	$0.71

Outstanding as of March 31, 2011	5,007	$2.89	4.78	$5,726

Granted	225	$2.48
Canceled/Forfeited	(45)	$28.30
Exercised	(26)	$0.67

Outstanding as of June 30, 2011	5,161	$2.66	4.64	$6,008

Vested and expected to vest at June 30, 2011	4,814	$2.74	4.58	$5,715

Vested and exercisable at June 30, 2011	3,302	$3.25	4.18	$4,429

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.39 as of June 30, 2011, which would have been received by the option holders had the option holders exercised their options as of that date.

As of June 30, 2011, there was $1.7 million of unrecognized compensation costs, adjusted for estimated forfeitures related to unvested stock-based payments granted, which are expected to be recognized over a weighted average period of 2.0 years.

(8)    Net Loss Per Share

Basic net loss per share is computed by dividing the net loss applicable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common equivalent shares are excluded if their effect is antidilutive. Potential common equivalent shares are composed of common stock subject to repurchase rights and incremental shares of common equivalent shares issuable upon the exercise of stock options and warrants.

The following tables set forth potential common stock that is not included in the diluted net loss per share calculation because their effect would be anti-dilutive for the periods indicated (in thousands, except exercise price per share data):

	Three Months Ended June 30, 2011	Weighted Average Exercise Price	Six Months Ended June 30, 2011	Weighted Average Exercise Price
Warrants	7	$116.54	7	$116.54
Outstanding stock options and unvested restricted shares	5,213	$2.63	5,213	$2.63

	5,220		5,220

	Three Months Ended June 30, 2010	Weighted Average Exercise Price	Six Months Ended June 30, 2010	Weighted Average Exercise Price
Warrants	7	$116.54	7	$116.54
Outstanding stock options and unvested restricted shares	4,587	$4.11	4,587	$4.11

	4,594		4,594

(9)    Comprehensive Loss

The components of comprehensive loss, net of tax, for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(1,896)	$(2,002)	$(4,336)	$(5,206)
Other comprehensive loss:
Foreign currency translation adjustments	3	(7)	(7)	9

Total comprehensive loss	$(1,893)	$(2,009)	$(4,343)	$(5,197)

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

Under the SVB Facility, $10.0 million was outstanding at June 30, 2011. In addition, $7.4 million was committed as security for various letters of credit and $7.6 million was unused and available for borrowing as of June 30, 2011. The amounts borrowed under the SVB Facility bear interest, payable monthly, at a floating rate equal to the Wall Street Journal Prime Rate plus a margin of 0.0%-1.0% depending on the Company’s quarterly EBITDA as defined in the agreement. The interest rate on the SVB Facility was 4.25% at June 30, 2011.

The Company’s obligations under the SVB Facility are secured by substantially all of its personal property assets and those of its subsidiaries, including their intellectual property. The SVB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company does not comply with the various covenants and other requirements under the SVB Facility, SVB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the SVB Facility. As of June 30, 2011, the Company was in compliance with these covenants.

(11)  Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2011 (remainder of the year)	$2,675
2012	3,055
2013	801
2014	737
2015 and thereafter	486

Total minimum lease payments	$7,754

The total minimum lease payments shown above include projected payments and obligations for leases that the Company is no longer utilizing, some of which relate to excess facilities obtained through acquisitions. At June 30, 2011, the Company had estimated commitments of $4.3 million related to facilities assumed as a result of the Paradyne acquisition, of which $1.8 million was accrued for excess facilities, which is net of estimated sublease income. The above amounts also include $2.7 million of future minimum lease payments spread over the five-year lease term with respect to the Company’s Oakland, California campus in connection with the sale and leaseback transaction entered into in September 2010. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates.

Warranties

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010
Beginning balance	$1,683	$1,662
Charged to cost of revenue	440	1,052
Claims and settlements	(570)	(936)

Ending balance	$1,553	$1,778

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

Performance Bonds

In the normal course of operations, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $0.3 million as of June 30, 2011.

Purchase Commitments

The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding was $8.7 million as of June 30, 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenue by Geography:
United States	$12,031	$12,186	$24,728	$22,050
Canada	954	1,386	1,686	2,517

Total North America	12,985	13,572	26,414	24,567

Latin America	8,368	4,708	14,163	9,674
Europe, Middle East, Africa	9,754	13,837	19,941	28,379
Asia Pacific	187	1,138	348	1,717

Total International	18,309	19,683	34,452	39,770

	$31,294	$33,255	$60,866	$64,337

(13)  Income Taxes

The total amount of unrecognized tax benefits, including interest and penalties, at June 30, 2011 was not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits during the quarters ended June 30, 2011 and 2010. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

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

Since inception, we have incurred significant operating losses and had an accumulated deficit of $1,024.7 million as of June 30, 2011, and we expect that our operating losses and negative cash flows from operations may continue. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States and the rest of the world do not continue to improve or deteriorate, we may experience material adverse impacts on our business, operating results and financial condition.

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

Prior to the adoption of Accounting Standards Update, or ASU, 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, we established the fair value or TPE of services in multiple-element arrangements based primarily on sales prices when the products and services were sold separately. As such, we applied the residual method to allocate the arrangement fee between products and services. In limited circumstances, if fair value could not be established for undelivered elements, all of the revenue under the arrangement was deferred until those elements were delivered. Upon adoption of ASU 2009-13, on January 1, 2011, we allocated revenue to products and services in such arrangements using the relative selling price method to recognize revenue when the basic revenue recognition criteria for each deliverable are met.

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

The adoption did not have a material effect on our condensed consolidated financial statements for the three or six months ended June 30, 2011 and is not expected to have a material effect on future periods.

RESULTS OF OPERATIONS

We list in the table below the historical condensed consolidated statement of operations data as a percentage of net revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue	100%	100%	100%	100%
Cost of revenue	65%	64%	64%	64%

Gross profit	35%	36%	36%	36%

Operating expenses:
Research and product development	17%	16%	18%	16%
Sales and marketing	17%	18%	18%	18%
General and administrative	7%	7%	7%	9%

Total operating expenses	41%	41%	43%	43%

Operating loss	(6)%	(5)%	(7)%	(7)%
Interest expense	0%	(1)%	0%	(1)%
Interest income	0%	0%	0%	0%
Other income, net	0%	0%	0%	0%

Loss before income taxes	(6)%	(6)%	(7)%	(8)%
Income tax provision (benefit)	0%	0%	0%	0%

Net loss	(6)%	(6)%	(7)%	(8)%

Net Revenue

Information about our net revenue for products and services for the three and six months ended June 30, 2011 and 2010 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Increase (Decrease)	% Change	2011	2010	Increase (Decrease)	% Change
Products	$30.1	$32.3	$(2.2)	(7)%	$58.6	$62.4	$(3.8)	(6)%
Services	1.2	1.0	0.2	20%	2.3	1.9	0.4	21%

Total	$31.3	$33.3	$(2.0)	(6)%	$60.9	$64.3	$(3.4)	(5)%

Information about our net revenue for North America and international markets for the three and six months ended June 30, 2011 and 2010 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Increase (Decrease)	% change	2011	2010	Increase (Decrease)	% change
Revenue by geography:
United States	$12.0	$12.2	$(0.2)	(2)%	$24.7	$22.0	$2.7	12%
Canada	1.0	1.4	(0.4)	(29)%	1.7	2.5	(0.8)	(32)%

Total North America	13.0	13.6	(0.6)	(4)%	26.4	24.5	1.9	8%

Latin America	8.4	4.7	3.7	79%	14.2	9.7	4.5	46%
Europe, Middle East, Africa	9.7	13.9	(4.2)	(30)%	19.9	28.4	(8.5)	(30)%
Asia Pacific	0.2	1.1	(0.9)	(82)%	0.4	1.7	(1.3)	(76)%

Total International	18.3	19.7	(1.4)	(7)%	34.5	39.8	(5.3)	(13)%

Total	$31.3	$33.3	$(2.0)	(6)%	$60.9	$64.3	$(3.4)	(5)%

For the three months ended June 30, 2011, net revenue decreased 6% or $2.0 million to $31.3 million from $33.3 million for the same period last year. For the six months ended June 30, 2011, net revenue decreased 5% or $3.4 million to $60.9 million from $64.3 million for the same period last year.

For the three months ended June 30, 2011, product revenue decreased 7% or $2.2 million to $30.1 million, compared to $32.3 million for the same period last year. For the six months ended June 30, 2011, product revenue decreased 6% or $3.8 million to $58.6 million, compared to $62.4 million for the same period last year.

The decreases in net revenue and product revenue during the three and six months ended June 30, 2011 were primarily due to fewer sales of our new products in the Middle East market (including a reduction in sales to Etisalat) compared to the prior year period, which were partially offset by increases in sales of our new products to customers in the Latin America market.

For the three months ended June 30, 2011, service revenue increased by 20% or $0.2 million to $1.2 million, compared to $1.0 million for the same period last year. For the six months ended June 30, 2011, service revenue increased by 21% or $0.4 million to $2.3 million, compared to $1.9 million for the same period last year. The increase in service revenue was primarily due to the entry into several large service contracts since the prior year period. Service revenue represents revenue from maintenance and other services associated with product shipments.

International revenue decreased 7% or $1.4 million to $18.3 million for the three months ended June 30, 2011 from $19.7 million for the same period last year, and represented 58% of total revenue compared with 59% during the same period last year. For the six months ended June 30, 2011, international revenue decreased 13% or $5.3 million to $34.5 million from $39.8 million for the same period last year, and represented 57% of total revenue compared with 62% during the same period of 2010. The decrease in international revenue during the three and six months ended June 30, 2011 was primarily due to fewer sales of our new products in Europe, Middle East and Africa.

For the three and six months ended June 30, 2011, Etisalat represented 10% and 16% of net revenue, respectively. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, decreased $1.1 million or 5% to $20.2 million for the three months ended June 30, 2011 compared to $21.3 million for the same period last year. Cost of revenue decreased $1.8 million or 4% to $39.2 million for the six months ended June 30, 2011 compared to $41.0 million for the same period last year. The decrease in cost of revenue was primarily due to the decrease in sales volume compared to the prior year period, as well as a decrease recorded in the quarter ended June 30, 2011, of $0.7 million due to vendor liabilities identified where the applicable statute of limitations had expired. These decreases were partially offset by an increase of $0.7 million in the reserve for excess and obsolete inventory. Gross margin decreased slightly for the three months ended June 30, 2011 as compared with the same period last year due to greater sales of products with higher gross margin, such as the MXK products, and remained consistent for the six months ended June 30, 2011 as compared to the same period last year. Total cost of revenue was 65% and 64% of net revenue for the three months ended June 30, 2011 and 2010, respectively, and 64% and 64% of net revenue for the six months ended June 30, 2011 and 2010, respectively.

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

Research and Product Development Expenses

Research and product development expenses increased 4% or $0.2 million to $5.4 million from $5.2 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and increased 5% or $0.5 million to $11.0 million from $10.5 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in both the three and six months ended June 30, 2011 was primarily due to the hiring of additional personnel since the prior year period to support our continued investment in research and product development projects.

Sales and Marketing Expenses

Sales and marketing expenses decreased 11% or $0.7 million to $5.4 million from $6.1 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and decreased 8% or $1.0 million to $10.9 million from $11.9 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The decrease for the three months ended June 30, 2011 was primarily due to decreases in consulting expenses of $0.3 million, decreases in customer service related personnel and travel expenses of $0.2 million, and a decrease of $0.2 million in various other miscellaneous expenses. The decrease for the six months ended June 30, 2011 was primarily due to a reduction in stock-based compensation expense of $0.2 million resulting from the significant compensation expense incurred in connection with the acceleration of vesting stock options in March 2010, decreases in consulting expenses of $0.4 million, decreases in customer service related personnel and travel expenses of $0.3 million, and a decrease of $0.1 million in the allocation for facilities due to the move into our current building as part of our campus sale-leaseback transaction in the third quarter of 2010.

General and Administrative Expenses

General and administrative expenses decreased 10% or $0.2 million to $2.1 million from $2.3 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and decreased 25% or $1.4 million to $4.2 million from $5.6 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The decrease for the three months ended June 30, 2011 was primarily due a reduction of $0.1 million in property expenses as the result of our campus sale-leaseback transaction in the third quarter of 2010, as well as a decrease in various other miscellaneous expenses. The decrease for the six months ended June 30, 2011 was primarily due to a reduction in stock-based compensation expense of $0.9 million resulting from the significant compensation expense incurred in connection with the acceleration of vesting stock options in March 2010, and a reduction of $0.2 million in property expenses as the result of our campus sale-leaseback transaction, as well as a decrease in various other miscellaneous expenses.

Income Tax Provision

During the three and six months ended June 30, 2011 and 2010, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss), which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net loss	$(1,896)	$(2,002)	$(4,336)	$(5,206)
Add:
Interest expense	28	404	77	726
Provision for taxes	7	11	(46)	(103)
Depreciation and amortization	443	435	896	881
Non-cash equity-based compensation expense	292	333	523	1,816
Non-cash material one-time transactions	—	—	—	—

Adjusted EBITDA	$(1,126)	$(819)	$(2,886)	$(1,886)

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At June 30, 2011, cash and cash equivalents were $19.3 million which was a decrease of $1.9 million compared to $21.2 million at December 31, 2010. The decrease in cash and cash equivalents was attributable to the net cash used in operating and investing activities of $1.1 million and $0.8 million, respectively, offset by net cash provided by financing activities of $0.1 million.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2011 consisted of a net loss of $4.3 million, adjusted for non-cash charges totaling $2.4 million and a decrease in operating assets totaling $0.8 million. The most significant components of the changes in net operating assets were decreases of $1.8 million in accounts payable, and $2.6 million in accrued and other liabilities, and offsetting decreases in inventories and accounts receivable of $3.4 million and $1.9 million, respectively. The decrease in accounts payable related primarily to the timing of vendor payments as well as a $0.7 million decrease due to our determination that certain liabilities had exceeded the applicable statute of limitations. The decrease in accrued and other liabilities was comprised of reduced personnel accruals of $0.6 million, continued reduction of the operating lease liability related to our Largo facility of $0.9 million, a decrease of $0.7 million in unearned revenue, and decreases in the deferred gain and leasehold improvement allowance of $0.4 million from the campus sale-leaseback transaction in the third quarter of 2010 due to continued amortization. The decrease in inventories was primarily due to better utilization of inventory in the current period, and the decrease in accounts receivable was due to significant cash collections in the six months ended June 30, 2011 which were in excess of the additional receivables booked.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 consisted primarily of purchases of property and equipment of $0.8 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 consisted of proceeds related to exercises of stock options of $0.1 million.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents which totaled $19.3 million at June 30, 2011, and our $25.0 million revolving line of credit and letter of credit facility, or the SVB Facility, with Silicon Valley Bank, or SVB. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents will continue to be consumed by operations.

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

Under the SVB Facility, $10.0 million was outstanding at June 30, 2011. In addition, $7.4 million was committed as security under various letters of credit and $7.6 million was unused and available for borrowing as of June 30, 2011. The amounts borrowed under the SVB Facility bear interest, payable monthly, at a floating rate equal to the Wall Street Journal Prime Rate plus a margin of 0.0%-1.0% depending on our quarterly EBITDA as defined in the agreement. The interest rate on our SVB Facility was 4.25% at June 30, 2011.

Our obligations under the SVB Facility are secured by substantially all of our personal property assets and those of our subsidiaries, including our intellectual property. The SVB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we do not comply with the various covenants and other requirements under the SVB Facility, SVB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the SVB Facility. As of June 30, 2011, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.

Future Requirements and Funding Sources

Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. As a result of the Paradyne acquisition in 2005, we assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $4.3 million as of June 30, 2011. We intend to continue to occupy only a portion of these facilities and are evaluating our options to exit the excess portion of the lease. We have recorded a liability of $1.8 million as of June 30, 2011, which we believe is adequate to cover costs incurred to exit the excess portion of these facilities, net of estimated sublease income. Our operating lease commitments also include $2.7 million of future minimum lease payments spread over the five-year lease term under the lease agreement we entered into in September 2010 with respect to our Oakland, California campus following the sale of our campus in a sale-leaseback transaction.

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of June 30, 2011, Etisalat accounted for 21% of net accounts receivable, and receivables from customers in countries other than the United States of America represented 68% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

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

Contractual Commitments and Off-Balance Sheet Arrangements

At June 30, 2011, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2011	2012	2013	2014	2015 and Thereafter
Operating leases	$7,754	$2,675	$3,055	$801	$737	$486
Purchase commitments	8,656	8,656	—	—	—	—
Line of credit	10,000	10,000	—	—	—	—

Total future contractual commitments	$26,410	$21,331	$3,055	$801	$737	$486

Operating Leases

The operating lease amounts shown above represent primarily off-balance sheet arrangements. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet, net of estimated sublease income. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. Of the total $7.8 million operating lease amount, $1.8 million has been recorded as a liability on our balance sheet as of June 30, 2011.

Purchase Commitments

The purchase commitments shown above represent non-cancellable inventory purchase commitments as of June 30, 2011. The inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by us at time of order.

Line of Credit

The line of credit obligation has been recorded as a liability on our balance sheet. The line of credit obligation amount shown above represents the scheduled principal repayment, but not the associated interest payments which may vary based on changes in market interest rates. Although our line of credit under the SVB Facility matures in 2012, we have the right to repay anytime before the maturity date and intend to repay outstanding borrowings within the current year. At June 30, 2011, the interest rate under the SVB Facility was 4.25%. See above under “Cash Management” for further information about the SVB Facility.

As of June 30, 2011, we had $10.0 million outstanding under our line of credit under the SVB Facility and an additional $7.4 million committed as security for various letters of credit, as discussed in Note 10 to the condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consisted of the following as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Cash	$14,081	$16,957
Money Market Funds	5,267	4,217

	$19,348	$21,174

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts. Cash and cash equivalents are principally held with various domestic financial institutions with high credit standing. We perform ongoing credit evaluations of our customers and generally do not require collateral. Allowances are maintained for potential doubtful accounts. For the three and six months ended June 30, 2011, Etisalat accounted for 10% and 16% of net revenue, respectively. For the three and six months ended June 30, 2010, the same customer accounted for 24% and 29% of net revenue, respectively.

As of June 30, 2011, Etisalat receivables, which are denominated in United Arab Emirates Dirhams, a currency that tracks to the U.S. dollar, accounted for 21% of net accounts receivable. As of December 31, 2010, the same customer accounted for 30% of net accounts receivable.

As of June 30, 2011 and December 31, 2010, receivables from customers in countries other than the United States represented 68% and 74%, respectively, of net accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of June 30, 2011, our outstanding debt balance was $10.0 million, which was comprised of our total principal amount of outstanding debt under our SVB Facility. Interest on the line of credit under the SVB Facility accrues at the Wall Street Journal Prime rate plus a margin of 0.0%-1.0% depending on our quarterly EBITDA as defined in the agreement. The interest rate on our SVB Facility was 4.25% as of June 30, 2011. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.2 million.

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

We have performed sensitivity analyses as of June 30, 2011 using a modeling technique that measures the impact arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.3 million at June 30, 2011. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

ZHONE TECHNOLOGIES, INC.

Date: August 9, 2011	By:	/S/ MORTEZA EJABAT

	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/S/ KIRK MISAKA

	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are otherwise not subject to liability under these sections.