Form 10-Q
period 2011-09-30
ZHONE TECHNOLOGIES INC
filed 2011-11-03
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2011, there were approximately 30,738,932 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,834	$21,174
Accounts receivable, net of allowances for sales returns and doubtful accounts of $1,946 as of September 30, 2011 and $2,433 as of December 31, 2010	26,853	29,747
Inventories	29,458	31,048
Prepaid expenses and other current assets	2,583	2,514

Total current assets	76,728	84,483
Property and equipment, net	5,158	5,274
Restricted cash	58	58
Other assets	154	296

Total assets	$82,098	$90,111

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,143	$11,864
Line of credit	10,000	10,000
Accrued and other liabilities	11,687	13,217

Total current liabilities	33,830	35,081
Other long-term liabilities	4,373	5,615

Total liabilities	38,203	40,696

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 30,739 and 30,555 shares as of September 30, 2011 and December 31, 2010, respectively	31	30
Additional paid-in capital	1,071,113	1,069,513
Other comprehensive income	240	277
Accumulated deficit	(1,027,489)	(1,020,405)

Total stockholders’ equity	43,895	49,415

Total liabilities and stockholders’ equity	$82,098	$90,111

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	$30,204	$33,683	$91,070	$98,020
Cost of revenue	19,930	20,107	59,151	61,122

Gross profit	10,274	13,576	31,919	36,898

Operating expenses:
Research and product development	5,294	5,283	16,259	15,758
Sales and marketing	5,557	5,979	16,450	17,835
General and administrative	2,154	2,352	6,318	7,929
Gain on sale of assets	—	(1,959)	—	(1,959)

Total operating expenses	13,005	11,655	39,027	39,563

Operating income (loss)	(2,731)	1,921	(7,108)	(2,665)
Interest expense	(33)	(240)	(110)	(966)
Interest income	—	6	2	6
Other income, net	29	18	99	21

Income (loss) before income taxes	(2,735)	1,705	(7,117)	(3,604)
Income tax provision (benefit)	13	8	(33)	(95)

Net income (loss)	$(2,748)	$1,697	$(7,084)	$(3,509)

Net income (loss) per share, basic	$(0.09)	$0.06	$(0.23)	$(0.12)
Net income (loss) per share, diluted	$(0.09)	$0.05	$(0.23)	$(0.12)
Weighted average shares outstanding used to compute basic net income (loss) per share	30,701	30,431	30,645	30,324
Weighted average shares outstanding used to compute diluted net income (loss) per share	30,701	31,882	30,645	30,324

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,084)	$(3,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,343	1,261
Stock-based compensation	1,454	2,062
Provision for sales returns and doubtful accounts	1,327	457
Gain on sale of assets	—	(1,959)
Changes in operating assets and liabilities:
Accounts receivable	1,567	2,459
Inventories	1,590	2,323
Prepaid expenses and other current assets	(69)	(76)
Other assets	142	(240)
Accounts payable	279	(4,261)
Accrued and other liabilities	(2,772)	1,265

Net cash used in operating activities	(2,223)	(218)

Cash flows from investing activities:
Purchases of property and equipment	(1,227)	(546)
Proceeds from sale and maturities of short-term investments	—	306
Proceeds from sale of assets	—	573

Net cash (used in) provided by investing activities	(1,227)	333

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP plan	147	235
Repayment of debt	—	(310)

Net cash provided by (used in) financing activities	147	(75)

Effect of exchange rate changes on cash	(37)	(28)

Net (decrease) increase in cash and cash equivalents	(3,340)	12
Cash and cash equivalents at beginning of period	21,174	21,460

Cash and cash equivalents at end of period	$17,834	$21,472

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

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

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments, except as noted below) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (GAAP). In the quarter ended June 30, 2011, the Company recorded a $0.7 million credit to the income statement as a result of vendor liabilities identified on the consolidated balance sheet where the applicable statute of limitations had expired and thus the Company was no longer legally liable for these amounts. Of the amount of credit recorded, approximately $0.5 million related to liabilities where the statute of limitations expired in prior fiscal years, approximately $0.1 million related to the first quarter of fiscal 2011, and the remaining $0.1 million related to the quarter ended June 30, 2011. An additional $0.1 million was recorded in the quarter ended September 30, 2011 related to liabilities where the statute of limitations expired in the current quarter. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.

(c)	Risks and Uncertainties

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s continued losses reduced cash and cash equivalents in 2010 and the nine months ended September 30, 2011. As of September 30, 2011, the Company had approximately $17.8 million in cash and cash equivalents and $10.0 million in current debt outstanding under its revolving line of credit and letter of credit facility (the “SVB Facility”). Continued uncertainty regarding financial institutions’ ability and inclination to lend may negatively impact the Company’s ability to refinance its existing indebtedness on favorable terms, or at all.

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

The adoption did not have a material effect on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2011 and is not expected to have a material effect on future periods.

(f)	Fair Value of Financial Instruments

The carrying amounts of the Company’s consolidated financial instruments which include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values as of September 30, 2011 and December 31, 2010 due to the relatively short maturities of these instruments. The carrying value of the Company’s debt obligations at September 30, 2011 and December 31, 2010 approximate their fair value.

(g)	Concentration of Risk

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three and nine months ended September 30, 2011, Emirates Telecommunications Corporation (“Etisalat”) accounted for 11% and 14% of net revenue, respectively. For the three and nine months ended September 30, 2010, the same customer accounted for 27% and 28% of net revenue, respectively.

As of September 30, 2011, Etisalat receivables, which are denominated in United Arab Emirates Dirhams, a currency that tracks to the U.S. dollar, accounted for 18% of net accounts receivable. As of December 31, 2010, the same customer accounted for 30% of net accounts receivable.

As of September 30, 2011 and December 31, 2010, receivables from customers in countries other than the United States represented 67% and 74%, respectively, of net accounts receivable.

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

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update requires the presentation of comprehensive income and the components of other comprehensive income to be disclosed either on a single continuous statement with net income or in a separate but consecutive statement. The Company will implement this presentation change in the first quarter of 2012 as required.

(2)	Cash and Cash Equivalents

Cash and cash equivalents as of September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Cash and Cash Equivalents:
Cash	$14,767	$16,957
Money Market Funds	3,067	4,217

	$17,834	$21,174

As of September 30, 2011 and December 31, 2010, the fair value equaled cost of the cash and cash equivalents.

(3)	Fair Value Measurement

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

The following table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 and the basis for that measurement:

	Fair Value Measurements as of September 30, 2011 (In Thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$3,067	$3,067	$—	$—

Total	$3,067	$3,067	$—	$—

	Fair Value Measurements as of December 31, 2010 (In Thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$4,217	$4,217	$—	$—

Total	$4,217	$4,217	$—	$—

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

(4)	Operating Lease Liabilities

As a result of the acquisition of Paradyne Networks, Inc. (“Paradyne”) in September 2005, the Company assumed certain lease liabilities for facilities in Largo, Florida. The Company has accrued a liability for the excess portion of these facilities. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $3.3 million as of September 30, 2011, of which $1.3 million was accrued for excess facilities, net of estimated sublease income.

A summary of current period activity related to excess lease liabilities accrued is as follows (in thousands):

Exit Costs
Balance at December 31, 2010	$2,727
Cash payments, net	(1,476)

Balance at September 30, 2011	$1,251

A summary of the excess lease liabilities at their net present value is as follows (in thousands):

Exit Costs
Future lease payments for excess space	$1,639
Less: contractual sublease income	(388)

Balance at September 30, 2011	$1,251

The total excess lease liability of $1.3 million is classified as current as of September 30, 2011 in “Accrued and other liabilities” in the accompanying condensed consolidated balance sheet.

(5)	Inventories

Inventories as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011	December 31, 2010
Inventories:
Raw materials	$17,810	$20,539
Work in process	2,676	2,751
Finished goods	8,972	7,758

	$29,458	$31,048

(6)	Property and Equipment, net

Property and equipment, net, as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011	December 31, 2010
Property and equipment:
Machinery and equipment	$8,908	$8,123
Computers and acquired software	4,075	3,573
Furniture and fixtures	295	416
Leasehold improvements	2,067	2,006

	15,345	14,118
Less accumulated depreciation and amortization	(10,187)	(8,844)

	$5,158	$5,274

Depreciation and amortization expense associated with property and equipment amounted to $1.3 million and $1.3 million for the nine months ended September 30, 2011 and 2010, respectively.

(7)	Stock-Based Compensation

As of September 30, 2011, the Company had two types of share-based compensation plans related to stock options and employee stock purchases. The compensation cost that has been charged as an expense in the statement of operations for those plans was $1.5 million and $2.1 million for the nine months ended September 30, 2011 and 2010, respectively.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Compensation expense relating to employee stock options	$905	$225	$1,355	$1,897
Compensation expense relating to non-employees	—	1	61	67
Compensation expense relating to Employee Stock Purchase Plan	26	20	38	98

Stock-based compensation expense	$931	$246	$1,454	$2,062

Stock Options

The Company’s stock-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company has two active stock option plans, the Amended and Restated Special 2001 Stock Incentive Plan and the Amended and Restated 2001 Stock Incentive Plan. Stock options are primarily issued from the Amended and Restated 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company. As of September 30, 2011, 0.4 million shares were available for grant under these plans.

The assumptions used to value option grants for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Expected term	4.7 years	4.7 years	4.7 years	4.7 years
Expected volatility	94%	94%	94%	94%
Risk free interest rate	0.96%	1.27%	1.20%	1.52%

The following table sets forth the summary of option activity under the stock option program for the three and nine months ended September 30, 2011 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	5,102	$3.54	5.01	$7,415
Granted	38	$2.50
Canceled/Forfeited	(68)	$53.10
Exercised	(65)	$0.71

Outstanding as of March 31, 2011	5,007	$2.89	4.78	$5,726

Granted	225	$2.48
Canceled/Forfeited	(45)	$28.30
Exercised	(26)	$0.67

Outstanding as of June 30, 2011	5,161	$2.66	4.64	$6,008

Granted	643	$1.52
Canceled/Forfeited	(50)	$9.78
Exercised	(16)	$0.78

Outstanding as of September 30, 2011	5,738	$2.48	4.84	$1,680

Vested and expected to vest at September 30, 2011	5,426	$2.53	4.75	$1,637

Vested and exercisable at September 30, 2011	4,072	$2.86	4.19	$1,451

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.18 as of September 30, 2011, which would have been received by the option holders had the option holders exercised their options as of that date.

As of September 30, 2011, there was $1.7 million of unrecognized compensation costs, adjusted for estimated forfeitures related to unvested stock-based payments granted, which are expected to be recognized over a weighted average period of 2.0 years.

On August 23, 2011, the Company’s board of directors approved the acceleration of vesting of all unvested options to purchase shares of Zhone common stock that were held by the Company’s senior management as of that date. The acceleration was effective as of September 30, 2011. Options to purchase an aggregate of approximately 0.6 million shares of Zhone common stock were subject to the acceleration and resulted in a compensation charge of $0.7 million which was fully expensed in the three month period ended September 30, 2011. The acceleration of these options was undertaken to partially offset previous reductions in cash compensation and other benefits by the Company’s senior management.

(8)	Net Income (loss) Per Share

Basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Dilutive shares are computed using the Treasury Stock method and include the incremental effect of shares issuable under contingent issuances, stock options and warrants outstanding during each respective period.

The following table is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss):	$(2,748)	$1,697	$(7,084)	$(3,509)

Weighted average number of shares outstanding:
Basic	30,701	30,431	30,645	30,324
Effect of dilutive securities:
Stock options and share awards	—	1,444	—	—
Warrants	—	7	—	—

Diluted	30,701	31,882	30,645	30,324

Earnings per share:
Basic	$(0.09)	$0.06	$(0.23)	$(0.12)

Diluted	$(0.09)	$0.05	$(0.23)	$(0.12)

As of September 30, 2011 and 2010, there were 5,789,240 and 5,185,517, respectively, outstanding stock options and unvested restricted shares. For the three and nine months ended September 30, 2011 and the nine months ended September 30, 2010, the total outstanding stock options and unvested restricted shares were not included in the calculation of diluted earnings per share as the effect would have been anti-dilutive. For the three months ended September 30, 2010, there were a total of 1,037,277 outstanding stock options and unvested restricted shares that were not included in the calculation of diluted earnings per share as the effect would have been anti-dilutive. In addition, as of September 30, 2011 and 2010, warrants were outstanding to acquire 7,238 shares of common stock and were included in the calculation of diluted earnings per share for the three months ended September 30, 2010. The warrants were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2011 or the nine months ended September 30, 2010, as the effect would have been anti-dilutive.

(9)	Comprehensive Income (loss)

The components of comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(2,748)	$1,697	$(7,084)	$(3,509)
Other comprehensive income (loss):
Foreign currency translation adjustments	(30)	(38)	(37)	(28)

Total comprehensive income (loss)	$(2,778)	$1,659	$(7,121)	$(3,537)

(10)	Debt

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

Under the SVB Facility, $10.0 million was outstanding at September 30, 2011. In addition, $7.5 million was committed as security for various letters of credit and $7.5 million was unused and available for borrowing as of September 30, 2011. The amounts borrowed under the SVB Facility bear interest, payable monthly, at a floating rate equal to the Wall Street Journal Prime Rate plus a margin of 0.0%-1.0% depending on the Company’s quarterly EBITDA as defined in the agreement. The interest rate on the SVB Facility was 4.25% at September 30, 2011.

The Company’s obligations under the SVB Facility are secured by substantially all of its personal property assets and those of its subsidiaries, including their intellectual property. The SVB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company does not comply with the various covenants and other requirements under the SVB Facility, SVB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the SVB Facility. As of September 30, 2011, the Company was in compliance with these covenants.

(11)	Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2011 (remainder of the year)	$1,364
2012	3,103
2013	807
2014	737
2015 and thereafter	486

Total minimum lease payments	$6,497

The total minimum lease payments shown above include projected payments and obligations for leases that the Company is no longer utilizing, some of which relate to excess facilities obtained through acquisitions. At September 30, 2011, the Company had estimated commitments of $3.3 million related to facilities assumed as a result of the Paradyne acquisition, of which $1.3 million was accrued for excess facilities, which is net of estimated sublease income. The above amounts also include $2.5 million of future minimum lease payments spread over the five-year lease term with respect to the Company’s Oakland, California campus in connection with the sale and leaseback transaction entered into in September 2010. In connection with the sale and leaseback transaction entered into in September 2010, the Company recorded a net gain in the condensed consolidated financial statement of operations of $2.0 million, which represented the fair value in excess of the book value of the buildings sold but not leased back. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates.

Warranties

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010
Beginning balance	$1,683	$1,662
Charged to cost of revenue	765	1,413
Claims and settlements	(932)	(1,323)

Ending balance	$1,516	$1,752

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

Performance Bonds

In the normal course of operations, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $0.3 million as of September 30, 2011.

Purchase Commitments

The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding was $7.4 million as of September 30, 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenue by Geography:
United States	$11,807	$11,354	$36,534	$33,403
Canada	1,264	1,116	2,951	3,634

Total North America	13,071	12,470	39,485	37,037

Latin America	8,520	5,482	22,683	15,156
Europe, Middle East, Africa	8,010	14,987	27,951	43,366
Asia Pacific	603	744	951	2,461

Total International	17,133	21,213	51,585	60,983

	$30,204	$33,683	$91,070	$98,020

(13)	Income Taxes

The total amount of unrecognized tax benefits, including interest and penalties, at September 30, 2011 was not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits during the quarters ended September 30, 2011 and 2010. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

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

Since inception, we have incurred significant operating losses and had an accumulated deficit of $1,027.5 million as of September 30, 2011, and we expect that our operating losses and negative cash flows from operations may continue. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States and the rest of the world do not continue to improve or deteriorate, we may experience material adverse impacts on our business, operating results and financial condition.

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

The adoption did not have a material effect on our condensed consolidated financial statements for the three or nine months ended September 30, 2011 and is not expected to have a material effect on future periods.

RESULTS OF OPERATIONS

We list in the table below the historical condensed consolidated statement of operations data as a percentage of net revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	100%	100%	100%	100%
Cost of revenue	66%	60%	65%	62%

Gross profit	34%	40%	35%	38%

Operating expenses:
Research and product development	18%	15%	18%	16%
Sales and marketing	18%	18%	18%	19%
General and administrative	7%	7%	7%	8%
Gain on sale of assets	0%	(6)%	0%	(2)%

Total operating expenses	43%	34%	43%	41%

Operating income (loss)	(9)%	6%	(8)%	(3)%
Interest expense	0%	(1)%	0%	(1)%
Interest income	0%	0%	0%	0%
Other income, net	0%	0%	0%	0%

Income (loss) before income taxes	(9)%	5%	(8)%	(4)%
Income tax provision (benefit)	0%	0%	0%	0%

Net income (loss)	(9)%	5%	(8)%	(4)%

Net Revenue

Information about our net revenue for products and services for the three and nine months ended September 30, 2011 and 2010 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Increase (Decrease)	% Change	2011	2010	Increase (Decrease)	% Change
Products	$28.8	$32.4	$(3.6)	(11)%	$87.4	$94.8	$(7.4)	(8)%
Services	1.4	1.3	0.1	8%	3.7	3.2	0.5	16%

Total	$30.2	$33.7	$(3.5)	(10)%	$91.1	$98.0	$(6.9)	(7)%

Information about our net revenue for North America and international markets for the three and nine months ended September 30, 2011 and 2010 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Increase (Decrease)	% change	2011	2010	Increase (Decrease)	% change
Revenue by geography:
United States	$11.8	$11.4	$0.4	4%	$36.5	$33.4	$3.1	9%
Canada	1.3	1.1	0.2	18%	3.0	3.6	(0.6)	(17)%

Total North America	13.1	12.5	0.6	5%	39.5	37.0	2.5	7%

Latin America	8.5	5.5	3.0	55%	22.7	15.2	7.5	49%
Europe, Middle East, Africa	8.0	15.0	(7.0)	(47)%	27.9	43.4	(15.5)	(36)%
Asia Pacific	0.6	0.7	(0.1)	(14)%	1.0	2.4	(1.4)	(58)%

Total International	17.1	21.2	(4.1)	(19)%	51.6	61.0	(9.4)	(15)%

Total	$30.2	$33.7	$(3.5)	(10)%	$91.1	$98.0	$(6.9)	(7)%

For the three months ended September 30, 2011, net revenue decreased 10% or $3.5 million to $30.2 million from $33.7 million for the same period last year. For the nine months ended September 30, 2011, net revenue decreased 7% or $6.9 million to $91.1 million from $98.0 million for the same period last year.

For the three months ended September 30, 2011, product revenue decreased 11% or $3.6 million to $28.8 million, compared to $32.4 million for the same period last year. For the nine months ended September 30, 2011, product revenue decreased 8% or $7.4 million to $87.4 million, compared to $94.8 million for the same period last year.

The decreases in net revenue and product revenue during the three and nine months ended September 30, 2011 were primarily due to fewer sales of our new products in the Middle East market (including a reduction in sales to Etisalat) compared to the prior year period, which were partially offset by increases in sales of our new products to customers in the Latin America market.

For the three months ended September 30, 2011, service revenue increased by 8% or $0.1 million to $1.4 million, compared to $1.3 million for the same period last year. For the nine months ended September 30, 2011, service revenue increased by 16% or $0.5 million to $3.7 million, compared to $3.2 million for the same period last year. The increase in service revenue was primarily due to the entry into several large service contracts since the prior year period. Service revenue represents revenue from maintenance and other services associated with product shipments.

International revenue decreased 19% or $4.1 million to $17.1 million for the three months ended September 30, 2011 from $21.2 million for the same period last year, and represented 57% of total revenue compared with 63% during the same period last year. For the nine months ended September 30, 2011, international revenue decreased 15% or $9.4 million to $51.6 million from $61.0 million for the same period last year, and represented 57% of total revenue compared with 62% during the same period of 2010. The decrease in international revenue during the three and nine months ended September 30, 2011 was primarily due to fewer sales of our new products in Europe, Middle East and Africa.

For the three and nine months ended September 30, 2011, Etisalat represented 11% and 14% of net revenue, respectively. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, decreased $0.2 million or 1% to $19.9 million for the three months ended September 30, 2011 compared to $20.1 million for the same period last year. Cost of revenue decreased $1.9 million or 3% to $59.2 million for the nine months ended September 30, 2011 compared to $61.1 million for the same period last year. The decrease in cost of revenue for the three and nine months ended September 31, 2011, was primarily due to the decrease in sales volume compared to the prior year period. In addition, the decrease in cost of revenue for the nine months ended September 30, 2011 was attributable to the $0.7 million and $0.1 million credits to the income statement recorded in the quarters ended June 30, 2011, and September 30, 2011, respectively, as a result of vendor liabilities identified on the consolidated balance sheet where the applicable statute of limitations had expired. Gross margin decreased for both the three and nine months ended September 30, 2011 as compared with the same periods last year due to greater sales of products with lower gross margin, such as the GPON products. Total cost of revenue was 66% and 60% of net revenue for the three months ended September 30, 2011 and 2010, respectively, and 65% and 62% of net revenue for the nine months ended September 30, 2011 and 2010, respectively.

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

Research and Product Development Expenses

Research and product development expenses were unchanged at $5.3 million for the three months ended September 30, 2011 and 2010, and increased 3% or $0.5 million to $16.3 million from $15.8 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in the nine months ended September 30, 2011 was primarily due to the hiring of additional personnel since the prior year period to support our continued investment in research and product development projects.

Sales and Marketing Expenses

Sales and marketing expenses decreased 7% or $0.4 million to $5.6 million from $6.0 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and decreased 8% or $1.4 million to $16.4 million from $17.8 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The decrease for the three months ended September 30, 2011 was primarily due to decreases in customer service related personnel and travel expenses of $0.2 million and a decrease of $0.2 million in expenses for marketing materials and advertising. The decrease for the nine months ended September 30, 2011 was primarily due to decreases in consulting expenses of $0.5 million, decreases in customer service related personnel and travel expenses of $0.4 million, a decrease of $0.3 million in the allocation for facilities due to the move into our current building as part of our campus sale-leaseback transaction in the third quarter of 2010, and a decrease of $0.2 million in various other expense accounts.

General and Administrative Expenses

General and administrative expenses decreased 8% or $0.2 million to $2.2 million from $2.4 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and decreased 20% or $1.6 million to $6.3 million from $7.9 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The decrease for the three months ended September 30, 2011 was primarily due a reduction of $0.4 million in property expenses as the result of our campus sale-leaseback transaction in the third quarter of 2010, as well as a decrease of $0.3 million in bad debt expense. These decreases were partially offset by an increase in stock-based compensation expense of $0.5 million incurred in connection with the acceleration of vesting of stock options held by our senior management effective as of September 30, 2011. The decrease for the nine months ended September 30, 2011 was primarily due to a reduction of $0.6 million in property expenses as the result of our campus sale-leaseback transaction in the third quarter of 2010, as well as a decrease of $0.3 million in bad debt expense, and a decrease of $0.4 million in stock-based compensation expense resulting from the $0.7 million of compensation expense incurred in connection with the acceleration of vesting stock options in March 2010 partially offset by the stock-based compensation expense of $0.5 million incurred in connection with the acceleration of vesting of stock options held by our senior management effective as of September 30, 2011.

Interest Expense

Interest expense decreased 86% or $0.2 million to zero from $0.2 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and decreased 89% or $0.9 million to $0.1 million from $1.0 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The decrease for both the three and nine months ended September 30, 2011 was due to a decrease in outstanding debt balances due to the September 2010 extinguishment of debt associated with the sale of our Oakland, California campus.

Income Tax Provision

During the three and nine months ended September 30, 2011 and 2010, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss), which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net income (loss)	$(2,748)	$1,697	$(7,084)	$(3,509)
Add:
Interest expense	33	240	110	966
Provision for taxes	13	8	(33)	(95)
Depreciation and amortization	447	380	1,343	1,261
Non-cash equity-based compensation expense	931	246	1,454	2,062
Non-cash material one-time transactions (1)	—	(1,959)	—	(1,959)

Adjusted EBITDA	$(1,324)	$612	$(4,210)	$(1,274)

(1)	This non-cash material one-time transaction represents the gain on the sale of assets recorded in the third quarter of 2010 resulting from our campus sale-leaseback transaction.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At September 30, 2011, cash and cash equivalents were $17.8 million which was a decrease of $3.4 million compared to $21.2 million at December 31, 2010. The decrease in cash and cash equivalents was attributable to the net cash used in operating and investing activities of $2.3 million and $1.2 million, respectively, offset by net cash provided by financing activities of $0.1 million.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2011 consisted of a net loss of $7.1 million, adjusted for non-cash charges totaling $4.1 million and a decrease in operating assets totaling $0.7 million. The most significant components of the changes in net operating assets were decreases of $2.8 million in accrued and other liabilities and offsetting decreases in inventories and accounts receivable of $1.6 million and $1.6 million, respectively. The decrease in accrued and other liabilities was comprised of reduced personnel accruals of $0.6 million, continued reduction of the operating lease liability related to our Largo facility of $1.5 million, a decrease of $0.1 million in other accrual accounts, and the non-cash decreases in the deferred gain and leasehold improvement allowance of $0.6 million from the campus sale-leaseback transaction in the third quarter of 2010 due to continued amortization. The decrease in inventories was primarily due to better utilization of inventory in the current period, and the decrease in accounts receivable was due to significant cash collections in the nine months ended September 30, 2011 which were in excess of the additional receivables booked.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 consisted primarily of purchases of property and equipment of $1.2 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 consisted of proceeds related to exercises of stock options of $0.1 million.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents which totaled $17.8 million at September 30, 2011, and our $25.0 million revolving line of credit and letter of credit facility, or the SVB Facility, with Silicon Valley Bank, or SVB. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents will continue to be consumed by operations.

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

Under the SVB Facility, $10.0 million was outstanding at September 30, 2011. In addition, $7.5 million was committed as security under various letters of credit and $7.5 million was unused and available for borrowing as of September 30, 2011. The amounts borrowed under the SVB Facility bear interest, payable monthly, at a floating rate equal to the Wall Street Journal Prime Rate plus a margin of 0.0%-1.0% depending on our quarterly EBITDA as defined in the agreement. The interest rate on our SVB Facility was 4.25% at September 30, 2011.

Our obligations under the SVB Facility are secured by substantially all of our personal property assets and those of our subsidiaries, including our intellectual property. The SVB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we do not comply with the various covenants and other requirements under the SVB Facility, SVB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the SVB Facility. As of September 30, 2011, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.

Future Requirements and Funding Sources

Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. As a result of the Paradyne acquisition in 2005, we assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $3.3 million as of September 30, 2011. We intend to continue to occupy only a portion of these facilities and are evaluating our options to exit the excess portion of the lease. We have recorded a liability of $1.3 million as of September 30, 2011, which we believe is adequate to cover costs incurred to exit the excess portion of these facilities, net of estimated sublease income. Our operating lease commitments also include $2.5 million of future minimum lease payments spread over the five-year lease term under the lease agreement we entered into in September 2010 with respect to our Oakland, California campus following the sale of our campus in a sale-leaseback transaction.

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of September 30, 2011, Etisalat accounted for 18% of net accounts receivable, and receivables from customers in countries other than the United States of America represented 67% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

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

Contractual Commitments and Off-Balance Sheet Arrangements

At September 30, 2011, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2011	2012	2013	2014	2015 and Thereafter
Operating leases	$6,497	$1,364	$3,103	$807	$737	$486
Purchase commitments	7,360	7,360	—	—	—	—
Line of credit	10,000	10,000	—	—	—	—

Total future contractual commitments	$23,857	$18,724	$3,103	$807	$737	$486

Operating Leases

The operating lease amounts shown above represent primarily off-balance sheet arrangements. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet, net of estimated sublease income. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. Of the total $6.5 million operating lease amount, $1.3 million has been recorded as a liability on our balance sheet as of September 30, 2011.

Purchase Commitments

The purchase commitments shown above represent non-cancellable inventory purchase commitments as of September 30, 2011. The inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by us at time of order.

Line of Credit

The line of credit obligation has been recorded as a liability on our balance sheet. The line of credit obligation amount shown above represents the scheduled principal repayment, but not the associated interest payments which may vary based on changes in market interest rates. Although our line of credit under the SVB Facility matures in 2012, we have the right to repay anytime before the maturity date and intend to repay outstanding borrowings within the current year. At September 30, 2011, the interest rate under the SVB Facility was 4.25%. See above under “Cash Management” for further information about the SVB Facility.

As of September 30, 2011, we had $10.0 million outstanding under our line of credit under the SVB Facility and an additional $7.5 million committed as security for various letters of credit, as discussed in Note 10 to the condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consisted of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Cash	$14,767	$16,957
Money Market Funds	3,067	4,217

	$17,834	$21,174

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts. Cash and cash equivalents are principally held with various domestic financial institutions with high credit standing. We perform ongoing credit evaluations of our customers and generally do not require collateral. Allowances are maintained for potential doubtful accounts. For the three and nine months ended September 30, 2011, Etisalat accounted for 11% and 14% of net revenue, respectively. For the three and nine months ended September 30, 2010, the same customer accounted for 27% and 28% of net revenue, respectively.

As of September 30, 2011, Etisalat receivables, which are denominated in United Arab Emirates Dirhams, a currency that tracks to the U.S. dollar, accounted for 18% of net accounts receivable. As of December 31, 2010, the same customer accounted for 30% of net accounts receivable.

As of September 30, 2011 and December 31, 2010, receivables from customers in countries other than the United States represented 67% and 74%, respectively, of net accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of September 30, 2011, our outstanding debt balance was $10.0 million, which was comprised of our total principal amount of outstanding debt under our SVB Facility. Interest on the line of credit under the SVB Facility accrues at the Wall Street Journal Prime rate plus a margin of 0.0%-1.0% depending on our quarterly EBITDA as defined in the agreement. The interest rate on our SVB Facility was 4.25% as of September 30, 2011. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.2 million.

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

We have performed sensitivity analyses as of September 30, 2011 using a modeling technique that measures the impact arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.3 million at September 30, 2011. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

ZHONE TECHNOLOGIES, INC.

Date: November 3, 2011	By:	/S/ MORTEZA EJABAT
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/S/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are otherwise not subject to liability under these sections.