Form 10-K
period 2011-12-31
ZHONE TECHNOLOGIES INC
filed 2012-03-15
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of March 1, 2012, there were 30,852,201 shares outstanding of the registrant’s common stock, $0.001 par value. As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of common stock held by non-affiliates of the registrant was approximately $58,343,693.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

Forward-looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future growth and revenues from our Single Line Multi-Service, or SLMS, products; our ability to refinance or repay our existing indebtedness prior to the applicable maturity date; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified under the heading “Risk Factors” in Item 1A, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, the ability to generate sufficient revenue to achieve or sustain profitability, the ability to raise additional capital to fund existing and future operations or to refinance or repay our existing indebtedness, defects or other performance problems in our products, the economic slowdown in the telecommunications industry that has restricted the ability of our customers to purchase our products, commercial acceptance of our SLMS products, intense competition in the communications equipment market from large equipment companies as well as private companies with products that address the same networks needs as our products, higher than anticipated expenses that we may incur, and other factors identified elsewhere in this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

ITEM 1.	BUSINESS

Company Overview

We design, develop and manufacture communications network equipment for telecommunications, wireless and cable operators worldwide. We believe that these network service providers can increase their revenues and lower their operating costs by using our products to deliver high quality video and interactive entertainment and Internet Protocol (IP) enabled next generation voice services in addition to their existing voice and data service offerings, all on a platform that permits a seamless migration from legacy technologies to a converged packet-based architecture. Our mature SLMS architecture provides cost-efficiency and feature flexibility with support for voice over internet protocol (VoIP) and IP entertainment (IPTV). Within this versatile SLMS architecture, our products allow service providers to deliver all of these and other next generation converged packet services over their existing copper lines while providing support for fiber or Fiber to the home or business (FTTx) build-out. With our products and solutions, network service providers can seamlessly migrate from traditional circuit-based networks to packet-based networks and from copper-based access lines to fiber-based access lines without abandoning the investments they have made in their existing infrastructures.

In addition to our established product offerings, Zhone launched our flagship MXK IP Multi-service Terabit Access Concentrator (MXK) and multiple new Optical Line Terminal (OLT) and outdoor units in late 2009. Our MXK product is a converged multi-services access platform that can be configured as a Gigabit Passive Optical Network (GPON) or Active Ethernet OLT. The MXK GPON line module is ITU-T G.984 compliant, delivering data throughputs of up to 2.5 Gbps downstream and 1.25 Gbps upstream. Each line card is designed for up to 64 passive splits per fiber. Active Ethernet delivers up to 100 Mbps point-to-point from a 20-port card. In 2011, we sold over 2,200 MXK systems to new and existing customers globally.

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

Corporate Information

We were incorporated in Delaware under the name Zhone Technologies, Inc. in June 1999, and in November 2003, we consummated our merger with Tellium, Inc. (Tellium). Although Tellium acted as the legal acquirer, due to various factors, including the relative voting rights, board control and senior management composition of the combined company, Zhone was treated as the “acquirer” for accounting purposes. Following the merger, the combined company was renamed Zhone Technologies, Inc. and retained substantially all of Zhone’s previous management and operating structure. The mailing address of our worldwide headquarters is 7195 Oakport Street, Oakland, California 94621, and our telephone number at that location is (510) 777-7000. Our website address is www.zhone.com. The information on our website does not constitute part of this report. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge.

Industry Background

Over the past decade, the communications network industry has experienced rapid expansion as the internet and the proliferation of bandwidth intensive applications and services have led to an increased demand for high bandwidth communications networks. The broad adoption of new technologies such as smartphones, MP3 players, digital cameras and high definition televisions allow music, pictures, user-generated content (as found on the many video-sharing sites) and high definition video to be a growing part of consumers’ regular exchange of information. In recent years, the growth of social communications and social networking has continued to place demands on existing copper based access infrastructure and new consumer demands are challenging even the newest and most advanced infrastructures. All of these new technologies share a common dependency on high bandwidth communication networks and sophisticated traffic management tools. However, network service providers have struggled to meet the increased demand for high speed broadband access due to the constraints of the existing communications network infrastructure. This infrastructure consists of two interconnected networks:

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

Over the past decade, regulatory changes have introduced new competitors in the telecommunication services industry. Cable operators, with extensive networks designed originally to provide only video programming, have collaborated to adopt new packet technologies that leverage their hybrid fiber/coaxial cable infrastructure. Using more recent technologies, cable operators have begun to cost-effectively deliver new service bundles. The new service offerings provide not only enhanced features and capabilities, but also allow the cable operators to deliver these services over a common network. The resulting cost-efficiencies realized by cable operators are difficult for incumbent telephone companies to match. Even with the telephone companies’ legacy voice switches fully paid for, maintaining separate networks for their circuit-based voice and packet-based video and data networks is operationally non-competitive. Perhaps even more important than economic efficiencies, by integrating these services over a common packet infrastructure, cable operators will realize levels of integration between applications and new features that will be difficult to achieve from a multi-platform solution. Despite these benefits, coaxial cable has its own share of limitations. Unlike DSL, coaxial cable shares its bandwidth among all customers connected to it. Consequently, as new customers are added to coaxial cable networks, performance decreases. As a shared medium, large numbers of subscribers who simultaneously access the same segment of the coaxial cable network can potentially compromise performance and security. This represents a source of strategic advantage for telecom operators who employ technology designed to maximize their service capabilities on the point-to-point (i.e. not shared) architecture of their copper infrastructure. In addition, the introduction of 3G and 4G wireless technologies and improved satellite technologies have enabled wireless and satellite service providers to provide competitive broadband offerings as alternatives to traditional landline access. This increased competition has placed significant pressure on all network service providers. With significant service revenues at risk, these service providers have sought to upgrade and modernize their networks and broaden their service offerings to enable delivery of additional high bandwidth, high margin services, and to lower the cost of delivering these services.

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

Our SLMS products include:

Category	Product	Function
Broadband Aggregation and Service	MXK	Multi-Service Terabit Access Concentrator
	MALC	Multi-Access Line Concentrator
	MXP/MX	Scalable 1U SLMS VDSL2/Active Ethernet
	MALC-OLT	FTTx Optical Line Terminal
	4000 /8000 /12000	DSLAMs
Customer Premise Equipment (CPE)	EtherXtend	Ethernet Over Copper
	16xx, 17xx, 6xxx zNID	Wireline/Wireless DSL Modems Optical Network Terminals
Network and Subscriber Management	ZMS	Zhone Management System

Legacy, Service and Other Products

Our legacy products support a variety of voice and data services, and are broadly deployed by service providers worldwide. Our main legacy product during 2011 and 2010 was our IMACS product which functions as a multi-access multiplexer.

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

Customers

We sell our products and services to network service providers that offer voice, data and video services to businesses, governments, utilities and residential consumers. Our global customer base includes regional, national and international telecommunications carriers. To date, our products are deployed by over 750 network service providers on six continents worldwide. Emirates Telecommunications Corporation (Etisalat) accounted for 15% of net revenue in 2011 and 24% of net revenue in 2010. No other customer accounted for 10% or more of net revenue during either period.

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

We continue our commitment to invest in leading edge technology research and development. Our research and product development expenditures were $21.4 million, $21.2 million, and $22.1 million, in 2011, 2010 and 2009, respectively. All of our expenditures for research and product development costs, as well as stock-based compensation expense relating to research and product development, have been expensed as incurred. These amounts include stock-based compensation of $0.2 million, $0.4 million, and $0.4 million for 2011, 2010, and 2009, respectively. We plan to continue to support the development of new products and features, while seeking to carefully manage associated costs through expense controls.

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

Backlog

Our backlog consists of purchase orders for products and services that we expect to ship or perform within the next year. At December 31, 2011, our backlog was $7.3 million, as compared to $4.4 million at December 31, 2010. We consider backlog to be an indicator, but not the sole predictor, of future sales because our customers may cancel or defer orders without penalty.

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

We design, specify, and monitor all of the tests that are required to meet our quality standards. Our manufacturing and test engineers work closely with our design engineers to ensure manufacturability and testability of our products, and to ensure that manufacturing and testing processes evolve as our technologies evolve. Our manufacturing engineers specify, build, or procure our test stations, establish quality standards and protocols, and develop comprehensive test procedures and processes to assure the reliability and quality of our products. These processes and tests are reviewed by our design engineers to ensure they meet the intent of the design. Products that are procured complete or partially complete are inspected, tested, and audited for quality control.

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

Employees

As of December 31, 2011, we employed 339 individuals worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Executive Officers

Set forth below is information concerning our executive officers and their ages as of December 31, 2011.

Name	Age	Position
Morteza Ejabat	61	Chief Executive Officer, President and Chairman of the Board of Directors
Kirk Misaka	53	Chief Financial Officer, Corporate Treasurer and Secretary

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

Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition that could adversely affect our stock price. In addition, public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In addition, if our average market capitalization falls below the carrying value of our assets for an extended period of time as it did in 2011, this may indicate that the fair value of our net assets is below their carrying value, and may result in recording impairment charges.

During 2008-2009 and the fourth quarter of 2011, declines in our stock price caused the bid price for our common stock to fall below the $1.00 minimum per share bid price required for continued inclusion on The Nasdaq Capital Market under Marketplace Rule 5550(a)(2), and we received letters from The Nasdaq Stock Market, or Nasdaq, requiring us to regain compliance within a specified period. A failure to regain compliance could result in our stock being delisted, subject to a right of appeal. In March 2010, we regained compliance with the minimum bid price rule by effecting a reverse stock split at an exchange ratio of one-for-five. In February 2012, we received a letter from Nasdaq advising us that we had regained compliance with the minimum bid price rule as the closing bid price of our common stock had been $1.00 per share or greater for ten consecutive business days. Our stock price continues to be volatile, and there can be no assurance that our stock price will remain above the minimum bid price or that we will be able to regain compliance if our stock price falls below the minimum bid price again in the future.

We have incurred significant losses to date and expect that we may continue to incur losses in the foreseeable future. If we fail to generate sufficient revenue to achieve or sustain profitability, our stock price could decline.

We have incurred significant losses to date and expect that we may continue to incur losses in the foreseeable future. Our net losses for 2011 and 2010 were $11.7 million and $4.8 million, respectively, and we had an accumulated deficit of $1,032.1 million at December 31, 2011. We have significant fixed expenses and expect that we will continue to incur substantial manufacturing, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the ongoing development of our business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to acquisitions and the integration of new technologies and other acquisitions that may occur in the future. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue to achieve or sustain profitability, we will continue to incur substantial operating losses and our stock price could decline.

We have significant debt obligations, which could adversely affect our business, operating results and financial condition.

As of December 31, 2011, we had approximately $15.0 million of total debt outstanding under our $25.0 million revolving line of credit and letter of credit facility with Silicon Valley Bank, or SVB (the SVB Facility), of which all was current. In addition, as of December 31, 2011, $7.9 million was committed as security for various letters of credit under the SVB Facility. In January 2012, we repaid all amounts owing under the SVB Facility, and the SVB Facility expired on March 13, 2012. On March 13, 2012, we entered into a new credit agreement with Wells Fargo Bank, or WFB, for a $25.0 million revolving line of credit and letter of credit facility, or the WFB Facility, to provide us with liquidity and working capital through March 12, 2014. We expect to make borrowings from time to time under the WFB Facility. The WFB Facility includes covenants, restrictions and financial ratios that may restrict our ability to operate our business. Our debt obligations could materially and adversely affect us in a number of ways, including:

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

If we default under our WFB Facility because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. We were in compliance with our covenants under our former SVB Facility as of December 31, 2011; however, our failure to satisfy the financial covenant thereunder regarding minimum EBITDA for the compliance period ended December 31, 2010 constituted a default under the SVB Facility. Although we were able to obtain a waiver under the SVB Facility with respect to this default, we cannot give assurances that we will be able to obtain a waiver should a default under our new WFB Facility occur in the future. Any acceleration of amounts due could have a material adverse effect on our liquidity and financial condition.

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

Our continued losses reduced our cash, cash equivalents and short-term investments in 2010 and 2011. As of December 31, 2011, we had approximately $18.2 million in cash, cash equivalents and short-term investments and $15.0 million outstanding under our bank lending facility. In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may be required to sell assets, or to borrow on potentially unfavorable terms. We may be unable to sell assets, or access additional indebtedness to meet these needs. As a result, we may become unable to pay our ordinary expenses, including our debt service, on a timely basis. Our current lack of liquidity could harm us by:

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

Global market and economic conditions in recent years have been unprecedented and challenging, with most major economies experiencing tighter credit conditions and an economic recession. Continued market turbulence and weak economic conditions, as well as concerns about energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to continued market volatility and weak economic growth in most major economies. These conditions, combined with volatile oil prices, low business and consumer confidence and continued significant unemployment, have contributed to volatility of unprecedented levels. Continued weak economic and market conditions globally could impact our business in a number of ways, including:

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

The target customers for our products are network service providers that operate voice, data and video communications networks. There are a limited number of potential customers in our target market. During 2011, Etisalat accounted for 15% of net revenue and we expect that a significant portion of our future revenue will depend on sales of our products to a limited number of customers. As a result, our revenue for any quarter may be subject to significant volatility based on changes in orders from one or a small number of key customers. Any failure of one or more customers to purchase products from us for any reason, including any downturn in their businesses, would seriously harm our business, financial condition and results of operations.

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

As of December 31, 2011, we had acquired twelve companies or product lines since we were founded in 1999. Further, we may acquire additional businesses, products or technologies in the future. On an ongoing basis, we may evaluate acquisitions of, or investments in, complementary companies, products or technologies to supplement our internal growth. Also, in the future, we may encounter difficulties identifying and acquiring suitable acquisition candidates on reasonable terms.

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

We have historically used stock options as a key component of our employee compensation program in order to align the interests of our employees with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. If the trading price of our common stock declines, this would reduce the value of our share-based compensation to our present employees and could affect our ability to retain existing or attract prospective employees. For example, significant declines in our stock price in

2008 caused some of our employee stock options to have an exercise price significantly in excess of our stock price. To address this issue, in the fourth quarter of 2008, we conducted an exchange offer, or the Exchange Offer, in which eligible employees, officers and directors of Zhone could exchange outstanding options to purchase shares of Zhone common stock on a one-for-one basis for the grant of new options to purchase shares of Zhone common stock. Difficulties relating to obtaining stockholder approval of equity compensation plans could also make it harder or more expensive for us to grant share-based payments to employees in the future.

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

At December 31, 2011, our executive officers, directors and entities affiliated with them beneficially owned, in the aggregate, approximately 27% of our outstanding common stock. These stockholders, if acting together, will be able to influence substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of our company even if such a transaction would be beneficial to our other stockholders. In addition, provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock was listed on the Nasdaq Global Market under the symbol “ZHNE” until September 28, 2009, when our common stock was transferred to the Nasdaq Capital Market, where it is also listed under the symbol “ZHNE”. The following table sets forth, for the periods indicated, the high and low per share sales prices of our common stock as reported on Nasdaq.

2011:
	High	Low
Fourth Quarter ended December 31, 2011	$1.22	$0.79
Third Quarter ended September 30, 2011	2.50	1.15
Second Quarter ended June 30, 2011	2.87	2.06
First Quarter ended March 31, 2011	3.18	2.20

2010:
	High	Low
Fourth Quarter ended December 31, 2010	$3.24	$1.87
Third Quarter ended September 30, 2010	2.10	1.13
Second Quarter ended June 30, 2010	2.99	1.38
First Quarter ended March 31, 2010	3.35	2.00

All per share prices reflect the one-for-five reverse stock split effected on March 11, 2010.

As of December 31, 2011, there were 1,339 registered stockholders of record. A substantially greater number of holders of Zhone common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

There were no unregistered sales of equity securities during 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During the years ended December 31, 2011, 2010, 2009, 2008 and 2007, we recorded charges of $4.2 million, zero, zero, $70.4 million, and zero, respectively, related to the impairment of long-lived assets, including fixed assets, and acquisition related intangibles and goodwill as discussed in Note 4 to the consolidated financial statements.

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$124,502	$129,036	$126,501	$146,160	$175,448
Cost of revenue (1)	80,541	79,864	81,106	101,096	116,370

Gross profit	43,961	49,172	45,395	45,064	59,078

Operating expenses:
Research and product development (1)	21,380	21,188	22,113	27,063	32,720
Sales and marketing (1)	22,297	23,982	22,042	28,269	33,192
General and administrative (1)	7,784	9,855	9,933	15,609	10,170
Gain on sale of fixed assets	—	(1,959)	—	(455)	(659)
Gain on sale of intangible assets	—	—	—	(4,397)	(5,000)
Impairment of intangible assets and goodwill	—	—	—	70,401	—
Impairment of fixed assets	4,236	—	—	—	—

Total operating expenses	55,697	53,066	54,088	136,490	70,423

Operating loss	(11,736)	(3,894)	(8,693)	(91,426)	(11,345)
Interest expense	(44)	(996)	(1,331)	(1,625)	(2,213)
Interest income	3	7	47	708	1,813
Other income, net	111	1	121	78	37

Loss before income taxes	(11,666)	(4,882)	(9,856)	(92,265)	(11,708)
Income tax provision (benefit)	60	(101)	171	270	394

Net loss	$(11,726)	$(4,781)	$(10,027)	$(92,535)	$(12,102)

Basic and diluted net loss per share (2)	$(0.38)	$(0.16)	$(0.33)	$(3.08)	$(0.40)
Shares used in per-share calculation (2)	30,671	30,393	30,200	30,068	29,925
(1) Amounts include stock-based compensation cost as follows:
Cost of revenue	$61	$94	$104	$158	$296
Research and product development	244	362	414	479	717
Sales and marketing	350	421	484	511	603
General and administrative	1,015	1,388	1,258	1,203	1,250
(2) All share and per share amounts reflect the one-for-five reverse stock split effected on March 11, 2010.

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$18,190	$21,174	$21,766	$36,243	$50,165
Working capital	43,027	49,402	53,843	62,007	77,496
Total assets	80,732	90,111	110,259	123,449	223,406
Long-term debt, including current portion	—	—	18,696	19,078	19,405
Stockholders’ equity	$39,527	$49,415	$51,673	$59,297	$149,547

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since inception, we have incurred significant operating losses and had an accumulated deficit of $1,032.1 million as of December 31, 2011, and we expect that our operating losses and negative cash flows from operations may continue. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States and the rest of the world do not improve or deteriorate, we may experience material adverse impacts on our business, operating results and financial condition. During 2009, we implemented several activities intended to reduce costs, improve operating efficiencies and change our operations to more closely align them with our key strategic focus, which included headcount reductions. During the past two years, we have continued our focus on cost control and operating efficiency along with restrictions on discretionary spending. The most significant cost-cutting measure during 2010 was the sale in September 2010 of our land and buildings located in Oakland, California and extinguishment of related debt in a sale and leaseback transaction with LBA Realty, LLC, or LBA Realty. The sale and leaseback transaction allowed us to reduce occupancy costs and improved our financial position by eliminating the related debt which was due in April 2011.

Going forward, our key financial objectives include the following:

•	Increasing revenue while continuing to carefully control costs;

•	Continued investments in strategic research and product development activities that will provide the maximum potential return on investment; and

•	Minimizing consumption of our cash and short-term investments.

Sale of Legacy Inventory and Other Assets

In December 2007, we sold inventory and certain assets related to our Access Node legacy product line to a third party. The sale of the Access Node product line was not treated as a discontinued operation since it did not represent a component of our company that had operations and cash flows that were clearly distinguishable, operationally and for financial reporting purposes, from the rest of the entity. Upon sale of the Access Node inventory, we recognized a gain of $1.7 million in 2007 that was recorded in cost of revenue. In 2009, 2010, and 2011, we recognized additional gains of $0.2 million, $0.3 million, and $0.2 million, respectively, which were recorded in cost of revenue. We will continue to record additional gain in the future contingent upon attainment of certain earnout provisions.

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

(ii)

require an entity to allocate revenue in an arrangement using a best estimate of selling prices, or BSP, for deliverables if a vendor does not have vendor-specific objective evidence of selling price, or VSOE, or third-party evidence of selling price, or TPE; and

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

The adoption did not have a material effect on our consolidated financial statements for the year ended December 31, 2011 and is not expected to have a material effect on future periods.

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

In 2008, we completed the exchange of certain stock options issued to eligible employees, officers and directors of Zhone under our equity incentive compensation plans in the Exchange Offer. On March 31, 2010, our board of directors approved the acceleration of vesting of all unvested options to purchase shares of Zhone common stock issued in connection with the Exchange Offer that were held by members of our senior management. The acceleration was effective as of March 31, 2010. Options to purchase an aggregate of approximately 0.9 million shares of Zhone common stock were subject to the acceleration and resulted in a compensation charge of $0.9 million which was fully expensed in the three-month period ended March 31, 2010. The acceleration of these options was undertaken in recognition of the achievement of certain performance objectives by our senior management.

On August 23, 2011, our board of directors approved the acceleration of vesting of all unvested options to purchase shares of Zhone common stock that were held by members of our senior management as of that date. The acceleration was effective as of September 30, 2011. Options to purchase an aggregate of approximately 0.6 million shares of Zhone common stock were subject to the acceleration and resulted in a compensation charge of $0.7 million which was fully expensed in the three-month period ended September 30, 2011. The acceleration of these options was undertaken to partially offset previous reductions in cash compensation and other benefits by our senior management.

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

Accounting for Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable based on expected undiscounted cash flows attributable to that asset. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future net undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Any assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

During the year ended December 31, 2011, we recorded impairment charges of $4.2 million related to the impairment of long-lived assets as discussed in Note 4 to the consolidated financial statements.

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

RESULTS OF OPERATIONS

We list in the table below the historical consolidated statement of operations as a percentage of net revenue for the periods indicated.

	Year ended December 31,
	2011	2010	2009
Net revenue	100%	100%	100%
Cost of revenue	65%	62%	64%

Gross profit	35%	38%	36%

Operating expenses:
Research and product development	17%	16%	18%
Sales and marketing	18%	19%	17%
General and administrative	6%	8%	8%
Gain on sale of fixed assets	0%	(2)%	0%
Impairment of fixed assets	3%	0%	0%

Total operating expenses	44%	41%	43%

Operating loss	(9)%	(3)%	(7)%
Interest expense	0%	(1)%	(1)%
Interest income	0%	0%	0%
Other income	0%	0%	0%

Loss before income taxes	(9)%	(4)%	(8)%
Income tax provision	0%	0%	0%

Net loss	(9)%	(4)%	(8)%

2011 COMPARED WITH 2010

Net Revenue

Information about our net revenue for products and services for 2011 and 2010 is summarized below (in millions):

	2011	2010	Increase (Decrease)	% change
Products	$119.4	$124.6	$(5.2)	(4)%
Services	5.1	4.4	0.7	16%

	$124.5	$129.0	$(4.5)	(3)%

Information about our net revenue for North America and international markets for 2011 and 2010 is summarized below (in millions):

	2011	2010	Increase (Decrease)	% change
Revenue by geography:
United States	$48.6	$45.3	$3.3	7%
Canada	4.2	4.9	(0.7)	(14)%

Total North America	52.8	50.2	2.6	5%

Latin America	32.1	24.4	7.7	32%
Europe, Middle East, Africa	38.5	51.6	(13.1)	(25)%
Asia Pacific	1.1	2.8	(1.7)	(61)%

Total International	71.7	78.8	(7.1)	(9)%

Total	$124.5	$129.0	$(4.5)	(3)%

Net revenue decreased 3% or $4.5 million to $124.5 million for 2011 compared to $129.0 million for 2010. The decrease in net revenue was primarily attributable to a decrease in product revenue, which in 2011 decreased 4% or $5.2 million compared to 2010. The decrease was primarily due to decreased sales in our SLMS product portfolio. Service revenue increased 16% or $0.7 million compared to 2010, primarily due to an increase in the number of service contracts accompanied by the timing of services performed and revenue earned. Service revenue represents revenue from maintenance and other services associated with product shipments.

International net revenue decreased 9% or $7.1 million to $71.7 million in 2011 and represented 58% of total net revenue compared with 61% in 2010. The decrease in international net revenue was primarily due to decreased sales in the Middle East, which was partially offset by higher revenue from Latin America as a result of recent growth in demand for our products in this region. The decrease in international net revenue was partially offset by an increase in domestic net revenue of 5% or $2.6 million to $52.8 million in 2011 compared to $50.2 million in 2010. The increase was primarily the result of continued relationships with customers who have been approved for broadband stimulus funding through the federal Rural Utilities Service.

Etisalat accounted for 15% and 24% of net revenue in 2011 and 2010, respectively. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, increased $0.6 million or 1% to $80.5 million for 2011, compared to $79.9 million for 2010. The increase was primarily due to an increase in non-personnel expenses compared to the prior year. The increase was partially offset by a release of $0.8 million due to vendor liabilities identified on the consolidated balance sheet where the applicable statute of limitations had expired. Total cost of revenue was 65% of net revenue for 2011, compared to 62% of net revenue for 2010, which resulted in a decrease in gross profit percentage from 38% in 2010 to 35% in 2011. The gross margin decreased as compared with prior periods primarily due to decreased sales volume and the increase in cost of revenue for the period resulting from greater sales of products with lower gross margin, such as our GPON products.

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

Research and Product Development Expenses

Research and product development expenses increased 1% or $0.2 million to $21.4 million for 2011 compared to $21.2 million for 2010. The increase was primarily due to an increase in personnel related expenses resulting from a slightly higher headcount in 2011 as compared with 2010. We intend to continue to invest in research and product development to attain our strategic product development objectives, while seeking to manage the associated costs through expense controls.

Sales and Marketing Expenses

Sales and marketing expenses decreased 7% or $1.7 million to $22.3 million for 2011 compared to $24.0 million for 2010. The decrease was primarily attributable to a decrease in overall sales and customer service expenses of $1.0 million compared to 2010, including decreases in salaries and travel related to customer service personnel of $0.5 million and decreases in other expenses of $0.5 million, of which $0.3 million related to lower facilities expenses resulting from the sale of the Oakland campus in September 2010. In addition, marketing expenses decreased $0.6 million compared to 2010, primarily due to a $0.4 million reduction in advertising and related materials and a $0.1 million reduction in the facilities expense. Lastly, stock-based compensation expense decreased $0.1 million compared to the prior year.

General and Administrative Expenses

General and administrative expenses decreased 21% or $2.1 million to $7.8 million for 2011 compared to $9.9 million for 2010. The main driver for the decrease was the sale of the Oakland, California campus in 2010 as discussed in Note 5 of the consolidated financial statements. As a result of this sale, general and administrative expenses decreased $1.2 million compared to 2010 from a combination of reduced property taxes, utilities, security expenses, and rent expense from the continued amortization of the gain associated with the campus sale. In addition, a tax dispute was settled in 2011, resulting in the reversal of a legal accrual of $0.4 million. Also, stock-based compensation expense decreased $0.4 million primarily due to the significant acceleration of unvested stock options that took place in March 2010, compared to a smaller acceleration of unvested stock options in August 2011. Lastly, there was an overall decrease of $0.1 million in various other miscellaneous expenses.

Gain on Sale of Fixed Assets

Gain on sale of fixed assets was $2.0 million for 2010. The gain in 2010 was attributable to the sale of our Oakland, California campus, consisting of land and three buildings, in September 2010, as discussed in Note 5 of the consolidated financial statements. There were no similar sales of fixed assets in 2011.

Impairment of Fixed Assets

Impairment of fixed assets was $4.2 million for 2011. Our continued negative cash flows and operating losses as well as the significant decrease in the market price of our stock indicated that the book value of our fixed assets could be impaired. After determining there were indicators of impairment, we proceeded to test for impairment and concluded that an impairment charge was required. The impairment charges were incurred to write-down the value of our fixed assets to fair value, as discussed in Note 4 of the consolidated financial statements. There were no similar impairment charges incurred in 2010.

Interest Expense

Interest expense for 2011 decreased by $1.0 million to zero compared to $1.0 million in 2010, primarily due to a decrease in outstanding debt balances and continued low interest rates during 2011. This includes the effect of our September 2010 extinguishment of debt associated with the sale of our Oakland, California campus as discussed in Note 7 of the consolidated financial statements.

Interest Income

Interest income for 2011 remained consistent with 2010 due to low average balances of cash and cash equivalents and the continued low interest rates during 2011.

Other Income

Other income for 2011 increased by $0.1 million to $0.1 million compared to zero in 2010 due to an increased foreign exchange gain from prior period.

Income Tax Provision

During the years ended December 31, 2011 and 2010, we recorded an income tax provision of $0.1 million and an income tax benefit of $0.1 million, respectively, related to foreign and state taxes. No material provision or benefit for income taxes was recorded in 2011 and 2010, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

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

OTHER PERFORMANCE MEASURES

In managing our business and assessing our financial performance, we supplement the information provided by our GAAP results with adjusted earnings before stock-based compensation, interest, taxes, and depreciation, or Adjusted EBITDA, a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, (ii) provision (benefit) for taxes, (iii) depreciation and amortization, (iv) non-cash equity-based compensation expense, and (v) material non-recurring non-cash transactions, such as a gain (loss) on sale of assets or impairment of fixed assets. We believe that the presentation of Adjusted EBITDA enhances the usefulness of our financial information by presenting a measure that management uses internally to monitor and evaluate our operating performance and to evaluate the effectiveness of our business strategies. We believe Adjusted EBITDA also assists investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes the impact of items that we do not believe reflect our core operating performance.

Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual requirements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss), which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net loss	$(11,726)	$(4,781)	$(10.027)
Add:
Interest expense	44	996	1,331
Income tax provision (benefit)	60	(101)	171
Depreciation and amortization	1,810	1,585	1,834
Non-cash equity-based compensation expense	1,670	2,265	2,260
Non-cash material non-recurring transactions (1)	4,236	(1,959)	—

Adjusted EBITDA	$(3,906)	$(1,995)	$(4,431)

(1)

The 2011 non-cash material non-recurring transaction represents the impairment of fixed assets recorded in the fourth quarter of 2011. The 2010 non-cash material non-recurring transaction represents the gain on the sale of assets recorded in the third quarter of 2010 resulting from our campus sale-leaseback transaction.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At December 31, 2011, cash and cash equivalents were $18.2 million compared to $21.2 million at December 31, 2010. The decrease in cash and cash equivalents of $3.0 million was attributable to net cash used in operating activities and investing activities of $6.8 million and $1.4 million, respectively, offset by net cash provided by financing activities of $5.2 million.

Operating Activities

For fiscal year 2011, net cash used in operating activities consisted of a net loss of $11.7 million, adjusted for non-cash charges totaling $9.6 million and an increase in operating assets totaling $4.7 million. The most significant components of the changes in net operating assets were an increase in accounts receivable of $3.8 million and a decrease in accrued and other liabilities of $4.4 million, partially offset by a decrease in inventories of $3.7 million. The increase in accounts receivable related to the timing of cash collections. The main driver for the decrease in accrued and other liabilities related to a decrease of $1.9 million related to payments made under the Largo lease liability, as well as, a non-cash decrease of $0.8 million due to the continued amortization of our deferred gain and leasehold improvement liabilities in connection with our Oakland campus. Lastly, the decrease in inventories was primarily due to better utilization of inventory during 2011.

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

Investing Activities

For fiscal year 2011, net cash used in investing activities consisted of purchases of property and equipment of $1.4 million related mainly to the continued build-out of our Oakland campus lab facilities.

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

Financing Activities

For fiscal year 2011, net cash provided by financing activities consisted of net advances under the SVB Facility of $5.0 million, and proceeds related to exercise of stock options and purchases made under our 2002 Employee Stock Purchase Plan, or ESPP, of $0.2 million.

For fiscal year 2010, net cash used in financing activities consisted of repayment of the secured real estate debt of $0.3 million for the period before the sale of the Oakland, California campus and extinguishment of the related debt transaction as discussed in Note 5 of the consolidated financial statements. This was partially offset by the proceeds related to exercise of stock options and purchases made under our ESPP of $0.3 million.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents, which totaled $18.2 million at December 31, 2011, and our new $25.0 million WFB Facility. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents will continue to be consumed by operations.

We had $15.0 million outstanding at December 31, 2011 under our former SVB Facility. In addition, $7.9 million was committed as security for various letters of credit and $2.1 million was unused and available for borrowing under our former SVB Facility as of December 31, 2011. The amounts borrowed under the SVB Facility bore interest, payable monthly, at a floating rate equal to the Wall Street Journal Prime Rate plus a margin of 0.0%-1.0%, depending on our quarterly EBITDA as defined in the agreement. The interest rate on our SVB Facility was 4.25% at December 31, 2011. To maintain availability of funds under the SVB Facility, we paid a commitment fee on the unused portion. The commitment fee was 0.5% and was recorded as interest expense. In January 2012, we repaid the $15.0 million outstanding under the SVB Facility, and the SVB Facility expired on March 13, 2012.

Our obligations under the SVB Facility were secured by substantially all of our personal property assets and those of our subsidiaries, including our intellectual property. The SVB Facility contained certain financial covenants, and customary affirmative covenants and negative covenants. As of December 31, 2011, we were in compliance with these covenants.

On March 13, 2012, we entered into our new WFB Facility with WFB to replace our former SVB Facility and provide us with liquidity and working capital through March 12, 2014. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.5%. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable, as defined in the agreement, as long as the aggregate principal amount outstanding does not exceed $25.0 million less the amount committed as security for various letters of credit, which at December 31, 2011 was $7.9 million. In addition, under the WFB Facility, we are able to utilize the facility as security for letters of credit. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% and is recorded as interest expense.

Our obligations under the WFB Facility are secured by substantially all of our personal property assets and those of our subsidiaries, including our intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we do not comply with the various covenants and other requirements under the WFB Facility, WFB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. We make no assurances that we will be in compliance with these covenants in the future.

Future Requirements and Funding Sources

Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. As a result of the Paradyne acquisition in 2005, we assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $2.2 million as of December 31, 2011. We intend to continue to occupy only a portion of these facilities and are evaluating our options to exit the excess portion of the lease. We have recorded a liability of $0.8 million as of December 31, 2011, which we believe is adequate to cover costs incurred to exit the excess portion of these facilities, net of estimated sublease income. Our operating lease commitments also include $2.4 million of future minimum lease payments spread over the five-year lease term under the lease agreement we entered into with LBA Realty in September 2010 with respect to our Oakland, California campus following the sale of our campus to LBA Realty in a sale-leaseback transaction.

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

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of December 31, 2011, Etisalat accounted for 29% of net accounts receivable, and receivables from customers in countries other than the United States of America represented 71% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

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

Contractual Commitments and Off-Balance Sheet Arrangements

At December 31, 2011, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2012	2013	2014	2015	2016 and thereafter
Operating leases	$5,234	$3,194	$817	$737	$486	$—
Purchase commitments	5,514	5,514	—	—	—	—
Line of credit	15,000	15,000	—	—	—	—

Total future contractual commitments	$25,748	$23,708	$817	$737	$486	$—

Operating Leases

The operating lease amounts shown above represent primarily off-balance sheet arrangements. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet, net of estimated sublease income. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. Of the total $5.2 million operating lease amount, $0.8 million has been recorded as a liability on our balance sheet as of December 31, 2011.

Purchase Commitments

The purchase commitments shown above represent non-cancellable inventory purchase commitments as of December 31, 2011. The inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by us at time of order.

Line of Credit

The line of credit obligation has been recorded as a liability on our balance sheet. The line of credit obligation amount shown above represents the scheduled principal repayment, but not the associated interest payments which may vary based on changes in market interest rates. At December 31, 2011, the interest rate under our SVB Facility was 4.25%. See above under “Cash Management” for further information about the SVB Facility.

As of December 31, 2011, we had $15.0 million outstanding under our line of credit under the SVB Facility and an additional $7.9 million committed as security for various letters of credit, as discussed in Note 7 to the consolidated financial statements. In January 2012, we repaid the $15.0 million outstanding under the SVB Facility, and the SVB Facility expired on March 13, 2012.

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

Recent Accounting Pronouncements

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (IFRS). The update contains the results of the work of the FASB and the International Accounting Standards Board to develop common requirements for measuring fair value and for disclosing fair value measurements in accordance with GAAP and IFRS. The amendments in this update are effective for periods beginning after December 15, 2011. We are evaluating the impact of the update; however, we do not anticipate this disclosure to have a material impact on our consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update requires the presentation of comprehensive income and the components of other comprehensive income to be disclosed either on a single continuous statement with net income or in a separate but consecutive statement. We will implement this presentation change in the first quarter of 2012 as required.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and Cash Equivalents

We consider all cash and highly liquid investments purchased with an original maturity of less than three months to be cash equivalents.

Cash and cash equivalents consisted of the following as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
Cash	$18,124	$16,957
Money market funds	66	4,217

	$18,190	$21,174

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts. Cash and cash equivalents are principally held with various domestic financial institutions with high credit standing. We perform ongoing credit evaluations of our customers and generally do not require collateral. Allowances are maintained for potential doubtful accounts. During the year ended December 31, 2011, Etisalat accounted for 15% of net revenue. The same customer accounted for 24% of net revenue for the year ended December 31, 2010.

As of December 31, 2011, Etisalat receivables, which are denominated in United Arab Emirates Dirhams, a currency that tracks to the U.S. dollar, accounted for 29% of net accounts receivable. As of December 31, 2010, the same customer accounted for 30% of net accounts receivable.

As of December 31, 2011 and December 31, 2010, receivables from customers in countries other than the United States represented 71% and 74%, respectively, of net accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of December 31, 2011, our outstanding debt balance under our former SVB Facility was $15.0 million. Interest on the line of credit under our SVB Facility accrued at the Wall Street Journal Prime Rate plus a margin of 0.0%-1.0% depending on our quarterly EBITDA as defined in the agreement. As of December 31, 2011, the interest rate on the SVB Facility was 4.25%. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.3 million.

On March 13, 2012, we entered into our new WFB Facility to replace our former SVB Facility and provide liquidity and working capital through March 12, 2014. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.5%.

Foreign Currency Risk

We transact business in various foreign countries. Substantially all of our assets are located in the United States. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily intercompany receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During 2011 and 2010, we did not hedge any of our foreign currency exposure. During 2011, we recorded zero foreign exchange loss compared with a $0.1 million foreign exchange loss recorded in 2010 in other income (expense) on our statements of operations.

We have performed sensitivity analyses as of December 31, 2011 and 2010, using a modeling technique that measures the impact arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.3 million and $0.2 million for 2011 and 2010, respectively. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Zhone Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Zhone Technologies, Inc. and subsidiaries (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zhone Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Francisco, California
March 15, 2012

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2011 and 2010

(In thousands, except par value)

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$18,190	$21,174
Accounts receivable, net of allowances for sales returns and doubtful accounts of $2,024 in 2011 and $2,433 in 2010	31,598	29,747
Inventories	27,393	31,048
Prepaid expenses and other current assets	2,672	2,514

Total current assets	79,853	84,483
Property and equipment, net	608	5,274
Restricted cash	58	58
Other assets	213	296

Total assets	$80,732	$90,111

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,797	$11,864
Line of credit	15,000	10,000
Accrued and other liabilities	10,029	13,217

Total current liabilities	36,826	35,081
Other long-term liabilities	4,379	5,615

Total liabilities	41,205	40,696

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 30,820 and 30,555 shares as of December 31, 2011 and 2010, respectively	31	30
Additional paid-in capital	1,071,390	1,069,513
Other comprehensive income	237	277
Accumulated deficit	(1,032,131)	(1,020,405)

Total stockholders’ equity	39,527	49,415

Total liabilities and stockholders’ equity	$80,732	$90,111

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2011, 2010 and 2009

(In thousands, except per share data)

	2011	2010	2009
Net revenue	$124,502	$129,036	$126,501
Cost of revenue (1)	80,541	79,864	81,106

Gross profit	43,961	49,172	45,395

Operating expenses:
Research and product development (1)	21,380	21,188	22,113
Sales and marketing (1)	22,297	23,982	22,042
General and administrative (1)	7,784	9,855	9,933
Gain on sale of fixed assets	—	(1,959)	—
Impairment of fixed assets	4,236	—	—

Total operating expenses	55,697	53,066	54,088

Operating loss	(11,736)	(3,894)	(8,693)
Interest expense	(44)	(996)	(1,331)
Interest income	3	7	47
Other income	111	1	121

Loss before income taxes	(11,666)	(4,882)	(9,856)
Income tax provision/(benefit)	60	(101)	171

Net loss	$(11,726)	$(4,781)	$(10,027)

Basic and diluted net loss per share	$(0.38)	$(0.16)	$(0.33)
Weighted average shares outstanding used to compute basic and diluted net loss per share	30,671	30,393	30,200

(1) Amounts include stock-based compensation costs as follows:
Cost of revenue	61	94	104
Research and product development	244	362	414
Sales and marketing	350	421	484
General and administrative	1,015	1,388	1,258

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2011, 2010 and 2009 (In thousands)

	Common stock		Additional paid-in capital	Other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 2008	30,137	$30	$1,064,614	$250	$(1,005,597)	$59,297
Exercise of stock options for cash	20	—	13	—	—	13
Issuance of common stock in connection with employee stock purchase plan	83	—	87	—	—	87
Issuance of common stock for director services	32	—	66	—	—	66
Stock-based compensation			2,194	—	—	2,194
Comprehensive loss:
Net loss		—	—	—	(10,027)	(10,027)
Foreign currency translation adjustment		—	—	48	—	48
Unrealized loss on available for sale securities		—	—	(5)	—	(5)

Total comprehensive loss						(9,984)

Balances as of December 31, 2009	30,272	30	1,066,974	293	(1,015,624)	51,673
Exercise of stock options for cash	104	—	75	—	—	75
Issuance of common stock in connection with employee stock purchase plan	151	—	199	—	—	199
Issuance of common stock for director services	28	—	69	—	—	69
Stock-based compensation			2,196	—	—	2,196
Comprehensive loss:
Net loss		—	—	—	(4,781)	(4,781)
Foreign currency translation adjustment		—	—	(16)	—	(16)

Total comprehensive loss						(4,797)

See accompanying notes to consolidated financial statements.

	Common stock		Additional paid-in capital	Other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 2010	30,555	30	1,069,513	277	$(1,020,405)	49,415
Exercise of stock options for cash	109	—	77	—	—	77
Issuance of common stock in connection with employee stock purchase plan	131	1	130	—	—	131
Issuance of common stock for director services	25	—	61	—	—	61
Stock-based compensation			1,609	—	—	1,609
Comprehensive loss:
Net loss		—	—	—	(11,726)	(11,726)
Foreign currency translation adjustment		—	—	(40)	—	(40)

Total comprehensive loss						(11,766)

Balances as of December 31, 2011	30,820	$31	$1,071,390	$237	$(1,032,131)	$39,527

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(11,726)	$(4,781)	$(10,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,810	1,585	1,834
Stock-based compensation	1,670	2,265	2,260
Gain on sale of fixed assets	—	(1,959)	—
Loss on disposal of fixed assets	—	—	2
Impairment of fixed assets	4,236	—	—
Impairment of investments	—	—	44
Provision for sales returns and doubtful accounts	1,939	761	1,780
Changes in operating assets and liabilities:
Accounts receivable	(3,790)	6,599	(15,222)
Inventories	3,655	(820)	10,478
Prepaid expenses and other current assets	(158)	(333)	556
Other assets	83	(155)	14
Accounts payable	(67)	(3,050)	2,195
Accrued and other liabilities	(4,424)	1,944	(2,379)

Net cash (used in) provided by operating activities	(6,772)	2,056	(8,465)

Cash flows from investing activities:
Proceeds from sale of assets	—	573	—
Purchases of property and equipment	(1,380)	(3,169)	(794)
Purchases of short-term investments	—	—	(308)
Proceeds from sale and maturities of short-term investments	—	306	2,945
Changes in restricted cash	—	—	65

Net cash (used in) provided by investing activities	(1,380)	(2,290)	1,908

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP plan	208	274	100
Net advances (repayment) under credit facilities	5,000	—	(5,000)
Repayment of debt	—	(310)	(382)

Net cash provided by (used in) financing activities	5,208	(36)	(5,282)

Effect of exchange rate changes on cash	(40)	(16)	48

Net decrease in cash and cash equivalents	(2,984)	(286)	(11,791)
Cash and cash equivalents at beginning of year	21,174	21,460	33,251

Cash and cash equivalents at end of year	$18,190	$21,174	$21,460

Supplemental disclosures of cash flow information:
Cash paid during period for:
Taxes	$65	$75	$171
Interest	44	1,101	1,339
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

(c) Risks and Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s continued losses reduced cash and cash equivalents in 2010 and 2011. As of December 31, 2011, the Company had approximately $18.2 million in cash and cash equivalents and $15.0 million in current debt outstanding under its former revolving line of credit and letter of credit facility (the “SVB Facility”). In January 2012, the Company repaid the $15.0 million outstanding under the SVB Facility, and the SVB Facility expired on March 13, 2012. The Company entered into a new credit agreement with Wells Fargo Bank (“WFB”) for a revolving line of credit and letter of credit facility (the “WFB Facility”) on March 13, 2012 to replace the former SVB Facility and provide liquidity and working capital through March 12, 2014, as discussed in Note 16.

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

(ii)

require an entity to allocate revenue in an arrangement using a best estimate of selling prices, or BSP, for deliverables if a vendor does not have vendor-specific objective evidence of selling price, or VSOE, or third-party evidence of selling price, or TPE; and

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

The adoption did not have a material effect on the Company’s consolidated financial statements for the year ended December 31, 2011 and is not expected to have a material effect on future periods.

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

Activity under the Company’s allowance for sales returns and doubtful accounts was comprised as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Balance at beginning of year	$2,433	$5,042	$5,155
Charged to revenue	2,039	616	1,800
Charged to (reversal of) expense	(100)	144	(20)
Utilization	(2,348)	(3,369)	(1,893)

Balance at end of year	$2,024	$2,433	$5,042

The allowance for doubtful accounts was $1.2 million and $1.7 million as of December 31, 2011 and 2010, respectively.

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

(h) Operating Lease Liabilities

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

(i) Foreign Currency Translation

For operations outside the United States, the Company translates assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at end of period exchange rates. Revenues and expenses are translated at monthly average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries, is included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. Realized gains and losses on foreign currency transactions are included in other income (expense) in the accompanying consolidated statement of operations. During 2011, the Company recorded no realized foreign exchange gain or loss; however, during 2010 and 2009, the Company recorded a $0.1 million realized foreign exchange loss for each period in other income (expense) on its statements of operations.

(j) Cash and Cash Equivalents

The Company considers all cash and highly liquid investments purchased with an original maturity of less than three months to be cash equivalents.

Cash and cash equivalents as of December 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Cash and Cash Equivalents:
Cash	$18,124	$16,957
Money Market Funds	66	4,217

	$18,190	$21,174

As of December 31, 2011 and December 31, 2010, the fair value equaled cost of the cash and cash equivalents.

(k) Fair Value of Financial Instruments

The carrying amounts of the Company’s consolidated financial instruments which include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values as of December 31, 2011 and December 31, 2010 due to the relatively short maturities of these instruments. The carrying value of the Company’s debt obligations at December 31, 2011 and December 31, 2010 approximate their fair value.

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

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. During the year ended December 31, 2011, Emirates Telecommunications Corporation (“Etisalat”) accounted for 15% of net revenue. For the year ended December 31, 2010, the same customer accounted for 24% of net revenue.

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

Etisalat accounted for 29% and 30% of net accounts receivable as of December 31, 2011 and December 31, 2010, respectively. Etisalat receivables are denominated in United Arab Emirates Dirhams, a currency that tracks to the U.S. dollar.

As of December 31, 2011 and December 31, 2010, receivables from customers in countries other than the United States represented 71% and 74%, respectively, of net accounts receivable.

From time to time, the Company may provide or commit to extend credit or credit support to its customers. This financing may include extending the terms for product payments to customers. Depending upon market conditions, the Company may seek to factor these arrangements to financial institutions and investors to reduce the amount of its financial commitments associated with such arrangements. As of December 31, 2011, the Company did not have any significant customer financing commitments or guarantees.

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

(n) Purchased Intangibles and Other Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable based on expected undiscounted cash flows attributable to that asset. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future net undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Any assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

During the year ended December 31, 2011, the Company recorded impairment charges of $4.2 million related to the impairment of long-lived assets as discussed in Note 4.

(o) Accounting for Stock-Based Compensation

The Company has adopted the Black Scholes model to estimate the fair value of options. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Awards of stock options granted to non-employees under the Company’s share-based compensation plans are accounted for at fair value determined by using the Black Scholes option pricing. These options are generally immediately exercisable and expire seven to ten years from the date of grant. Non-employee options subject to vesting are valued as they become vested.

The Company attributes the values of the stock-based compensation to expense using the straight line method.

(p) Income Taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2011 and 2010 due to the significant uncertainty regarding whether the deferred tax assets will be realized.

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

(r) Other Comprehensive Income (Loss)

Other comprehensive income (loss) is recorded directly to stockholders’ equity and includes unrealized gains and losses which have been excluded from the consolidated statements of operations. These unrealized gains and losses consist of foreign currency translation adjustments.

(s) Recent Accounting Pronouncements

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (IFRS). The update contains the results of the work of the FASB and the International Accounting Standards Board to develop common requirements for measuring fair value and for disclosing fair value measurements in accordance with GAAP and IFRS. The amendments in this update are effective for periods beginning after December 15, 2011. The Company is evaluating the impact of the update; however, the Company does not anticipate this disclosure to have a material impact on the consolidated financial statements.

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

(2) Operating Lease Liabilities

As a result of the acquisition of Paradyne in September 2005, the Company assumed certain lease liabilities for facilities in Largo, Florida. The Company has accrued a liability for the excess portion of these facilities. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $2.2 million as of December 31, 2011, of which $0.8 million was accrued for excess facilities, net of contractual and estimated sublease income. During 2009, the Company assumed that it would no longer be able to sublease the remaining excess space due to the continued deterioration in the real estate market. Accordingly, during 2009, the Company increased its excess lease liability balance by $0.6 million, with a corresponding charge to general and administrative expenses. A summary of current period activity related to excess lease liabilities accrued is as follows (in thousands):

Exit costs
Balance at December 31, 2010	$2,727
Cash payments, net	(1,892)

Balance at December 31, 2011	$835

A summary of the excess lease liabilities at their net present value is as follows (in thousands):

Exit costs
Future lease payments for excess space	$1,096
Less: contractual sublease income	(261)

Balance at December 31, 2011	$835

The total excess lease liability of $0.8 million is classified as current as of December 31, 2011 in “Accrued and other liabilities” in the accompanying consolidated balance sheet.

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

The following tables represent the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and December 2010, respectively, and the basis for that measurement:

	Fair value measurements as of December 31, 2011 (In thousands)
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$66	$66	$—	$—

Total	$66	$66	$—	$—

	Fair value measurements as of December 31, 2010 (In thousands)
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$4,217	$4,217	$—	$—

Total	$4,217	$4,217	$—	$—

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.

The Company’s valuation techniques used to measure the fair values of money market funds were derived from quoted market prices as active markets for these instruments exist.

(4) Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

The Company estimates the fair value of its long-lived assets based on a combination of market information primarily obtained from third-party quotes and online markets. In the application of the impairment testing, the Company is required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. During the fourth quarter of 2011, the Company determined that indicators of impairment existed due to continued negative cash flows and operating losses as well as the significant decrease in the market price of the Company’s stock. These indicators resulted in the potential for the book value of the fixed assets to be impaired, so the Company performed an impairment analysis, resulting in an impairment charge to fixed assets of $4.2 million. The Company’s long-lived assets as of December 31, 2011 and 2010 consisted of net fixed assets totaling $0.6 million and $5.3 million, respectively.

The following tables represent the Company’s fixed assets measured at fair value as of December 31, 2011, and the basis for that measurement:

	Fair value measurements as of December 31, 2011 (In thousands)
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Fixed asset group	$608	$—	$600	$8

Total	$608	$—	$600	$8

The Company’s valuation techniques used to measure the fair values of the fixed assets were derived from a combination of observable and unobservable inputs. In addition to considering the book value of the Company compared to its fair value, the Company used observable inputs to value a majority of the assets based on quotes obtained for similar assets available in observable markets. The unobservable inputs used were the result of a valuation technique based on the potential salvage values of the goods.

(5) Sale-leaseback of Oakland, California Campus

In the third quarter of 2010, the Company sold its Oakland, California campus, consisting of land and three buildings, to LBA Realty, LLC (“LBA Realty”) for approximately $18.8 million. As part of the sale transaction, LBA Realty agreed to settle the Company’s secured real estate debt which was secured by the Oakland, California campus for a net sum of $17.6 million pursuant to a Discount Payoff Agreement as discussed in Note 7. The net cash proceeds from the sale of Oakland, California campus and extinguishment of related debt was $0.6 million after offsetting the gross selling price of $18.8 million with the closing costs of $0.2 million, extinguishment of related debt of $17.6 million and other miscellaneous payments of $0.4 million. As the sale transaction and the extinguishment of debt occurred simultaneously with the same party, the gain on the extinguishment of $0.8 million was accounted for as sale proceeds in the sale and leaseback transaction.

In connection with the sale, the Company entered into a Multi-Tenant Commercial/Industrial Lease Agreement (the “Lease Agreement”) to rent one of the buildings from LBA Realty for a five-year term, commencing from the closing of the sale. The initial annual rent under the Lease Agreement was approximately $0.6 million, with periodic rent escalations at a rate of approximately 2% per annum. Under the Lease Agreement, in October 2010, the Company received a non-refundable tenant improvement allowance of $1.7 million for the required alterations to the property being leased back. The tenant improvement allowance amount is being amortized over the term of the lease as an offset to rent expense.

The sale of the Oakland, California campus, consisting of land and three buildings, qualified as a ‘sale’ as that term is defined in Accounting Standards Codification (“ASC”) 360-20, Real Estate Sales. Additionally, the

subsequent leaseback of one of the buildings qualified as a normal leaseback as defined in ASU 840-40, Sale-Leaseback Transactions. The Company recognized a net gain in the consolidated statement of operations for the year ended 2010 of $2.0 million, which represents the estimated fair value in excess of the book value of the buildings sold but not leased back. The remaining gain of $2.2 million, representing the estimated fair value in excess of the book value of the building sold and leased back, was deferred in a long-term liability account to be amortized as a reduction in rent expense over the term of the lease.

For the purposes of accounting for the sale and leaseback transaction, the estimated fair value of the buildings on an individual basis was determined by the Company based on the compilation and review of third-party evidence of the current market prices for sales of similar buildings in the geographic area where the Company’s campus is situated.

(6) Balance Sheet Detail

Balance sheet detail as of December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010
Inventories:
Raw materials	$16,770	$20,539
Work in process	2,985	2,751
Finished goods	7,638	7,758

	$27,393	$31,048

Property and equipment, net:
Machinery and equipment	9,043	8,121
Computers and acquired software	4,076	3,573
Furniture and fixtures	310	416
Leasehold improvements	2,067	2,006

	15,496	14,116
Less accumulated depreciation and amortization (1)	(14,888)	(8,842)

	$608	$5,274

(1)

The accumulated depreciation and amortization balance as of December 31, 2011 includes the $4.2 million impairment charge recorded to decrease the net book value of the Company’s fixed assets to their fair value as discussed above in Note 4.

Depreciation and amortization expense associated with property and equipment amounted to $1.8 million, $1.6 million and $1.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

	2011	2010
Accrued and other liabilities (in thousands):
Accrued warranty	$1,546	$1,683
Accrued compensation	2,338	2,583
Accrued exit costs	835	1,818
Deferred revenue	534	1,045
Other	4,776	6,088

	$10,029	$13,217

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table summarizes the activity related to the product warranty liability during the years ended December 31, 2011 and 2010 (in thousands):

Balance at December 31, 2009	$1,662
Charged to cost of revenue	1,593
Claims and settlements	(1,572)

Balance at December 31, 2010	$1,683
Charged to cost of revenue	1,086
Claims and settlements	(1,223)

Balance at December 31, 2011	$1,546

(7) Debt

Secured Real Estate Loan

In the third quarter of 2010, the Company extinguished its existing secured real estate loan secured by the Oakland, California campus for $17.6 million as part of the sale-leaseback transaction as discussed in Note 5. The total amount outstanding under the secured real estate loan was $18.4 million at the extinguishment date, with a maturity date of April 1, 2011. The interest rate on the secured real estate loan was 6.5% per annum. As the sale transaction and the extinguishment of debt occurred simultaneously with the same party, the gain on the extinguishment of $0.8 million was accounted for as sale proceeds in the sale-leaseback transaction as discussed in Note 5. As a result of the sale-leaseback transaction, the secured real estate loan balance was zero for both periods ending December 31, 2011 and December 31, 2010.

Credit Facility

The Company had $15.0 million outstanding at December 31, 2011 under its former SVB Facility. In addition, $7.9 million was committed as security for various letters of credit and $2.1 million was unused and available for borrowing under its former SVB Facility as of December 31, 2011. The amounts borrowed under the SVB Facility bore interest, payable monthly, at a floating rate equal to the Wall Street Journal Prime Rate plus a margin of 0.0%-1.0% depending on the Company’s quarterly EBITDA as defined in the agreement. The interest rate on the SVB Facility was 4.25% at December 31, 2011. In January 2012, the Company repaid the $15.0 million outstanding under the SVB Facility, and the SVB Facility expired on March 13, 2012.

The Company’s obligations under the SVB Facility were secured by substantially all of its personal property assets and those of its subsidiaries, including their intellectual property. The SVB Facility contained certain financial covenants, and customary affirmative covenants and negative covenants. As of December 31, 2011, the Company was in compliance with these covenants. To maintain availability of funds under the SVB Facility, the Company paid a commitment fee on the unused portion. The commitment fee was 0.5% per annum and was recorded as interest expense.

On March 13, 2012, the Company entered into the new WFB Facility with WFB to replace its former SVB Facility and provide liquidity and working capital through March 12, 2014, as discussed in Note 16.

(8) Stockholders’ Equity

(a) Overview

As of December 31, 2011 and 2010, the Company’s equity capitalization consisted of 180 million authorized shares of common stock, of which 30.8 million and 30.6 million shares, respectively, were outstanding.

On March 11, 2010, the Company filed a Certificate of Amendment with the Delaware Secretary of State to amend the Company’s Certificate of Incorporation, which amendment effected a one-for-five reverse stock split of Zhone common stock and reduced the authorized shares of Zhone common stock from 900,000,000 to 180,000,000. No fractional shares of common stock were issued as a result of the reverse stock split and shareholders of record received cash in lieu of the fractional shares to which they would otherwise have been entitled, based on the closing price of Zhone common stock on March 10, 2010. All stock options were modified for the one-for-five reverse split by decreasing the number of shares and increasing the exercise price per share on a one-for-five basis. This modification did not result in any additional stock compensation expense in the current period or future periods. References to shares of Zhone common stock, warrants and stock options (and associated dollar amounts) in this Form 10-K for all periods presented are provided on a post-reverse stock split basis.

(b) Warrants

At December 31, 2011, the Company had a total of 7,238 warrants to purchase common stock outstanding at a weighted average exercise price of $116.55 per share. Warrants to purchase 270,523 shares of common stock expired unexercised in 2009, with an aggregate exercise price of $5.6 million. The remaining outstanding warrants will expire in the years 2013 and 2014. No warrants were exercised in 2011, 2010 or 2009.

(c) Stock-Based Compensation

As of December 31, 2011, the Company had two types of share-based compensation plans related to stock options and employee stock purchases. The compensation cost that has been charged as an expense in the statement of operations for those plans was $1.7 million, $2.3 million and $2.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table summarizes stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year ended December 31,
	2011	2010	2009
Compensation expense relating to employee stock options	$1,535	$2,098	$2,142
Compensation expense relating to non-employees	61	69	69
Compensation expense relating to Employee Stock Purchase Plan	74	98	49

Stock-based compensation expense	$1,670	$2,265	$2,260

Stock Options

The Company’s stock-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company has two active stock option plans, the Amended and Restated Special 2001 Stock Incentive Plan and the Amended and Restated 2001 Stock Incentive Plan. Stock options are primarily issued from the Amended and Restated 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant, except that any options granted to a 10% stockholder must have an exercise price equal to at least 110% of the fair market value of the Company’s common stock on the date of grant. The Board of Directors determines the term of each option, the option exercise price and the vesting terms. Stock options are generally granted at an exercise price equal to the fair market value on the date of grant, expiring seven to ten years from the date of grant and vesting over a period of four years. On January 1 of each year, if the number of shares available for grant under the Amended and Restated 2001 Stock Incentive Plan is less than 5% of the total number of shares of common stock outstanding as of that date, the shares available for grant under the plan are automatically increased by the amount necessary to make the total number of shares available for grant equal to 5% of the total number of shares of common stock outstanding, or by a lesser amount as determined by the Board of Directors. As of December 31, 2011, 0.4 million shares were available for grant under these plans.

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

The assumptions used to value option grants for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year ended December 31,
	2011	2010	2009
Expected term	4.7 years	4.7 years	4.7 years
Expected volatility	94%	94%	92%
Risk free interest rate	1.19%	1.54%	2.36%

The weighted average grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $1.25, $1.07 and $1.80 per share, respectively. The intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 was $0.2 million, $0.2 million and $0.03 million, respectively. For the years ended December 31, 2011, 2010 and 2009, the Company received $0.1 million, $0.1 million and $0.01 million in proceeds from stock option exercises, respectively.

The following table sets forth the summary of option activity under the stock option program for the year ended December 31, 2011 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	5,102	$3.54	5.01	$7,415
Granted	916	$1.79
Canceled/Forfeited	(209)	$29.72
Exercised	(109)	$0.71

Outstanding as of December 31, 2011	5,700	$2.40	4.45	$951

Vested and expected to vest at December 31, 2011	5,429	$2.44	4.37	$932

Vested and exercisable at December 31, 2011	4,242	$2.68	4.00	$848

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price as of December 31, 2011 of $0.89, which would have been received by the option holders had the option holders exercised their options as of that date.

As of December 31, 2011, there was $1.4 million of unrecognized compensation costs, adjusted for estimated forfeitures related to unvested stock-based payments granted which are expected to be recognized over a weighted average period of 2.1 years.

In 2008, the Company completed an offer to exchange certain stock options issued to eligible employees, officers and directors of the Company under its equity incentive compensation plans (the “Exchange Offer”). On March 31, 2010, the Company’s board of directors approved the acceleration of vesting of all unvested options to purchase shares of Zhone common stock issued in connection with the Exchange Offer that were held by members of the Company’s senior management. The acceleration was effective as of March 31, 2010. Options to purchase an aggregate of approximately 0.9 million shares of Zhone common stock were subject to the acceleration and resulted in a compensation charge of $0.9 million which was fully expensed in the three-month period ended March 31, 2010. The acceleration of these options was undertaken in recognition of the achievement of certain performance objectives by the Company’s senior management.

On August 23, 2011, the Company’s board of directors approved the acceleration of vesting of all unvested options to purchase shares of Zhone common stock that were held by the Company’s senior management as of that date. The acceleration was effective as of September 30, 2011. Options to purchase an aggregate of approximately 0.6 million shares of Zhone common stock were subject to the acceleration and resulted in a compensation charge of $0.7 million which was fully expensed in the three-month period ended September 30, 2011. The acceleration of these options was undertaken to partially offset previous reductions in cash compensation and other benefits by the Company’s senior management.

Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (“ESPP”) allows eligible employee participants to purchase shares of the Company’s common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of each three-month offering period. Participation is limited to 10% of an employee’s eligible compensation, not to exceed amounts allowed by the Internal Revenue Code. The following table summarizes shares purchased, weighted average purchase price, cash received and the aggregate intrinsic value for ESPP purchases during the years ended December 31, 2011, 2010 and 2009 (in thousands, except per share data):

	Year ended December 31,
	2011	2010	2009
Shares purchased	131	151	83
Weighted average purchase price	$1.00	$1.31	$1.05
Cash received	$131	$199	$87
Aggregate intrinsic value	$108	$38	$66

The assumptions used to value stock purchases under the Company’s ESPP for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year ended December 31,
	2011	2010	2009
Expected term	3 months	3 months	3 months
Volatility	71%	83%	145%
Risk free interest rate	0.03%	0.1%	0.2%
Weighted average fair value per share	$0.52	$0.68	$0.50

(9) Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year ended December 31,
	2011	2010	2009
Numerator:
Net loss	$(11,726)	$(4,781)	$(10,027)

Denominator:
Weighted average common stock outstanding	30,671	30,393	30,200

Basic and diluted net loss per share	$(0.38)	$(0.16)	$(0.33)

The following tables set forth potential common stock that is not included in the diluted net loss per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands, except exercise price per share data):

	2011	Weighted average exercise price
Warrants	7	$116.55
Outstanding stock options and unvested restricted shares	5,759	$2.38

	5,766

	2010	Weighted average exercise price
Warrants	7	$116.55
Outstanding stock options and unvested restricted shares	5,133	$3.52

	5,140

	2009	Weighted average exercise price
Warrants	7	$116.55
Outstanding stock options and unvested restricted shares	4,445	$4.05

	4,452

As of December 31, 2011 and 2010, there were zero shares of issued common stock subject to repurchase.

(10) Income Taxes

The following is a summary of the components of income tax expense applicable to loss before income taxes (in thousands):

	Year ended December 31,
	2011	2010	2009
Current:
Federal	$—	$(176)	$—
State	15	34	70
Foreign	45	41	101

	60	(101)	171
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	$60	$(101)	$171

A reconciliation of the expected tax expense (benefit) to the actual tax expense (benefit) is as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Expected tax benefit at statutory rate (35%)	$(4,083)	$(1,709)	$(3,450)
State taxes, net of Federal effect	9	22	46
Foreign rate differential	(3,532)	(3,598)	(1,204)
Valuation allowance	7,065	4,535	3,960
Stock-based compensation	518	722	791
Other	83	(73)	28

	$60	$(101)	$171

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Deferred assets:
Net operating loss, capital loss, and tax credit carryforwards	$536,302	$532,036
Fixed assets and intangible assets	20,367	21,873
Inventory and other reserves	6,879	7,289
Other	92	102

Gross deferred tax assets	563,640	561,300
Less valuation allowance	(563,640)	(561,300)

Total deferred tax assets	$—	$—

For the years ended December 31, 2011 and 2010, the net changes in the valuation allowance were an increase of $2.3 million and an increase of $2.5 million, respectively. The Company recorded a full valuation allowance against the net deferred tax assets at December 31, 2011 and 2010 since it is more likely than not that the net deferred tax assets will not be realized due to the lack of previously paid taxes and anticipated taxable income.

As of December 31, 2011, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $1,389.1 million and $433.8 million, respectively, which are available to offset future taxable income, if any, in years through 2031. Approximately $3.6 million and $2.3 million net operating loss carryforwards for federal and California income tax purposes, respectively, are attributable to employee stock option deductions, the benefit from which will be allocated to paid-in-capital rather than current income when subsequently recognized. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change will be significantly reduced. The Company’s deferred tax asset and related valuation allowance would be reduced as a result. The Company has not yet performed a Section 382 study to determine the amount of reduction, if any.

As of December 31, 2011, the Company also had research credit carryforwards for federal and state income tax purposes of approximately $21.3 million and $7.7 million, respectively, which are available to reduce future income taxes, if any, in years through 2031 and over an indefinite period, respectively. Additionally, the Company had alternative minimum tax credit carryforwards for federal income tax purposes of approximately $0.1 million which are available to reduce future income taxes, if any, over an indefinite period. The Company also had enterprise zone credit carryforwards for state income tax purposes of approximately $0.2 million which are available to reduce future state income taxes, if any, over an indefinite period.

The Company may have unrecognized tax benefits included in its deferred tax assets which are subject to a full valuation allowance as of December 31, 2011 and 2010. However, the Company has not yet performed a study to determine the amount of such unrecognized tax benefits.

Interest and penalties, to the extent accrued on unrecognized tax benefits in the future, will be included in tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

• Federal	2008 – 2011
• California and Canada	2007 – 2011
• Brazil	2006 – 2011
• Germany	2005 – 2011
• United Kingdom	2007 – 2011

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

(11) Related-Party Transactions

In the ordinary course of business, the Company’s executive officers and non-employee directors are reimbursed for travel related expenses when incurred for business purposes. The Company reimburses its

Chairman, President and Chief Executive Officer, Morteza Ejabat, for the direct operating expenses incurred in the use of his private aircraft when used for business purposes. The amount reimbursed for these expenses was $0.3 million, $0.3 million, and $0.3 million during the years ended December 31, 2011, 2010 and 2009, respectively.

(12) Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options.

Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating leases
Year ending December 31:
2012	$3,194
2013	817
2014	737
2015	486
2016 and Thereafter	—

Total minimum lease payments	$5,234

The total minimum lease payments shown above include projected payments and obligations for leases that the Company is no longer utilizing, some of which relate to excess facilities obtained through acquisitions. At December 31, 2011, the Company had estimated commitments of $2.2 million related to facilities assumed as a result of the Paradyne acquisition, of which $0.8 million was accrued for excess facilities, which is net of estimated sublease income. The above amounts also include $2.4 million of future minimum lease payments with respect to the Company’s Oakland, California campus in connection with the sale and leaseback transaction, as discussed in Note 5. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Rent expense under operating leases, excluding rent relating to excess facilities previously accrued, totaled $2.7 million, $3.3 million and $3.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Sublease rental income totaled $0.9 million, $1.0 million and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Warranties

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Beginning balance	$1,683	$1,662
Charged to cost of revenue	1,086	1,593
Claims and settlements	(1,223)	(1,572)

Ending balance	$1,546	$1,683

Other Commitments

During the current period, the Company settled a sales and use tax dispute with the State of New Jersey. The Company paid out the settlement amount as of December 31, 2011, and reversed an excess accrual balance of $0.4 million to general and administrative expenses and $0.1 million to interest expense in the consolidated statement of operations.

The Company is currently under audit examination by several state taxing authorities for non income based taxes. The Company has reserved an estimated amount which the Company believes is sufficient to cover potential claims.

Performance Bonds

In the normal course of operations, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $0.3 million as of December 31, 2011.

Purchase Commitments

The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding was $5.5 million as of December 31, 2011.

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

(14) Employee Benefit Plan

The Company maintains a 401(k) plan for its employees whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company may make discretionary contributions. The Company made discretionary contributions to the plan of zero, $0.6 million, and zero in 2011, 2010, and 2009, respectively. The contribution from 2010 was a non-elective employer contribution made from the forfeiture account to all eligible participants.

(15) Enterprise Wide Information

The Company designs, develops and manufactures communications products for network service providers. The Company derives substantially all of its revenues from the sales of the Zhone product family. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company has determined that it has operated within one discrete reportable business segment since inception. The following summarizes required disclosures about geographic concentrations and revenue by products and services (in thousands):

	Year ended December 31,
	2011	2010	2009
Revenue by Geography:
United States	$48,626	$45,303	$50,146
Canada	4,190	4,923	5,458

Total North America	52,816	50,226	55,604

Latin America	32,082	24,369	18,016
Europe, Middle East, Africa	38,529	51,596	48,657
Asia Pacific	1,075	2,845	4,224

Total International	71,686	78,810	70,897

	$124,502	$129,036	$126,501

	Year ended December 31,
	2011	2010	2009
Revenue by products and services:
Products	$119,443	$124,673	$120,939
Services	5,059	4,363	5,562

	$124,502	$129,036	$126,501

(16) Subsequent Events

Revolving Line of Credit Renewal

On March 13, 2012, the Company entered into the new WFB Facility to replace its former SVB Facility and provide liquidity and working capital through March 12, 2014. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.5%. The amount that the Company is able to borrow under the WFB Facility will vary based on eligible accounts receivable, as defined in the agreement, as long as the aggregate principal amount outstanding does not exceed $25.0 million less the amount committed as security for various letters of credit, which at December 31, 2011 was $7.9 million. In addition, under the WFB Facility, the Company is able to utilize the facility as security for letters of credit. To maintain availability of funds under the WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.

The Company’s obligations under the WFB Facility are secured by substantially all of its personal property assets and those of its subsidiaries, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative and negative covenants. If the Company does not comply with the various covenants and other requirements under the WFB Facility, WFB is entitled, among other things, to require the immediate repayment of all outstanding amounts and to sell the Company’s assets to satisfy the obligations under the WFB Facility.

Nasdaq Capital Market Minimum Bid Compliance

On November 28, 2011, the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) indicating that, for the last 30 consecutive business days preceding the date of the letter, the bid price of the Company’s common stock had closed below the $1.00 minimum per share bid price required for continued inclusion on The Nasdaq Capital Market under Marketplace Rule 5550(a)(2). On February 6, 2012, the Company received a letter from Nasdaq advising that for 10 consecutive business days, from January 23, 2012 to February 3, 2012, the closing price of the Company’s common stock had been at $1.00 per share or greater. Accordingly, the Company regained compliance with Nasdaq Listing Rule 5550(a)(2) and the matter had been closed.

(17) Quarterly Information (unaudited)

	Year ended December 31, 2011
	Q1	Q2 (1)	Q3	Q4 (2)
	(in thousands, except per share data)
Net revenue	$29,572	$31,294	$30,204	$33.432
Gross profit	10,579	11,066	10,274	12,042
Operating income (loss)	(2,502)	(1,875)	(2,731)	(4,628)
Net income (loss)	(2,440)	(1,896)	(2,748)	(4,642)
Net income (loss) per share
Basic	$(0.08)	$(0.06)	$(0.09)	$(0.15)
Diluted	(0.08)	(0.06)	(0.09)	(0.15)
Weighted-average shares outstanding
Basic	30,591	30,644	30,701	30,766
Diluted	30,591	30,644	30,701	30,766

	Year ended December 31, 2010
	Q1	Q2	Q3 (3)	Q4
	(in thousands, except per share data)
Net revenue	$31,082	$33,255	$33,683	$31,016
Gross profit	11,317	12,005	13,576	12,274
Operating income (loss)	(3,002)	(1,584)	1,921	(1,229)
Net income (loss)	(3,204)	(2,002)	1,697	(1,272)
Net income (loss) per share
Basic	$(0.11)	$(0.07)	$0.06	$(0.04)
Diluted	(0.11)	(0.07)	0.05	(0.04)
Weighted-average shares outstanding
Basic	30,282	30,343	30,431	30,515
Diluted	30,282	30,343	31,882	30,515

(1)

Includes a $0.7 million credit as a result of vendor liabilities identified on the consolidated balance sheet where the applicable statute of limitations had expired and thus the Company was no longer legally liable for these amounts. Of the amount of credit recorded, approximately $0.5 million related to liabilities where the statute of limitations expired in prior fiscal years, approximately $0.1 million related to the first quarter of fiscal 2011, and the remaining $0.1 million related to the quarter ended June 31, 2011.

(2)	Includes a $4.2 million charge resulting from an impairment charge against fixed assets, as described in Note 4 above.
(3)	Includes a $2.0 million gain on the sale of our Oakland, California campus, as described in Note 5 above.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, the end of our fiscal year. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control-Integrated Framework.” Based on our assessment of internal control over financial reporting, management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

Revolving Line of Credit Renewal

On March 13, 2012, we entered into our new WFB Facility with WFB to replace our former SVB Facility and provide us with liquidity and working capital through March 12, 2014. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.5%. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable, as defined in the agreement, as long as the aggregate principal amount outstanding does not exceed $25.0 million less the amount committed as security for various letters of credit, which at December 31, 2011 was $7.9 million. In addition, under the WFB Facility, we are able to utilize the facility as security for letters of credit. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.

Our obligations under the WFB Facility are secured by substantially all of our personal property assets and those of our subsidiaries, including our intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative and negative covenants. If we do not comply with the various covenants and other requirements under the WFB Facility, WFB is entitled, among other things, to require the immediate repayment of all outstanding amounts and to sell our assets to satisfy the obligations under the WFB Facility. The foregoing description of the WFB Facility does not purport to be complete and is qualified in its entirety by reference to the Credit and Security agreements with WFB filed as Exhibits 10.16 and 10.17 to this report and incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Corporate Governance Principles and Board Matters,” “Ownership of Securities” and “Proposal 1: Election of Directors” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

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

The information required by this item is included under the captions “Executive Compensation” and “Compensation Committee Report” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans is included under the captions “Ownership of Securities” and “Executive Compensation” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The Index to Consolidated Financial Statements on page 45 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Exhibits

The Exhibit Index on page 79 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: March 15, 2012	By:	/S/ MORTEZA EJABAT
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

Signature	Title	Date

/s/ MORTEZA EJABAT Morteza Ejabat	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)	March 15, 2012

/s/ KIRK MISAKA Kirk Misaka	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 15, 2012

/s/ MICHAEL CONNORS Michael Connors	Director	March 15, 2012

/s/ ROBERT DAHL Robert Dahl	Director	March 15, 2012

/s/ NANCY PIERCE Nancy Pierce	Director	March 15, 2012

/s/ C. RICHARD KRAMLICH C. Richard Kramlich	Director	March 15, 2012

/s/ JAMES TIMMINS James Timmins	Director	March 15, 2012

/s/ LAWRENCE BRISCOE Lawrence Briscoe	Director	March 15, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation dated February 16, 2005	10-K	000-32743	3.1	March 16, 2005

3.2	Certificate of Amendment of Restated Certificate of Incorporation dated March 11, 2010	10-K	000-32743	3.2	March 16, 2010

3.3	Amended and Restated Bylaws	10-K	000-32743	3.3	March 16, 2005

4.1	Form of Second Restated Rights Agreement dated November 13, 2003	10-Q	000-32743	4.1	May 14, 2004

10.1	Zhone Technologies, Inc. 1999 Stock Option Plan	10	000-50263	10.2	April 30, 2003

10.2	Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.1	May 17, 2007

10.3	Form of Stock Option Agreement for the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.1	September 1, 2006

10.4	Zhone Technologies, Inc. Amended and Restated Special 2001 Stock Incentive Plan	10-Q	000-32743	10.28	August 15, 2002

10.5	Form of Restricted Stock Award Agreement for the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.2	May 17, 2007

10.6	Zhone Technologies, Inc. 2002 Employee Stock Purchase Plan	8-K	000-32743	10.1	May 17, 2006

10.7	Incentive Awards Program Summary	8-K	000-32743	10.2	March 15, 2006

10.8	Form of Indemnity Agreement between Zhone Technologies, Inc. and its directors and officers	10-Q	000-32743	10.20	May 14, 2004

10.9	Letter Agreement dated November 13, 2003 between Zhone Technologies, Inc. and New Enterprise Associates VIII, Limited Partnership	Schedule 13D	005-61973	5	November 24, 2003

10.10	Amended and Restated Employment Agreement dated November 8, 2007 by and between Zhone Technologies, Inc. and Morteza Ejabat	10-K	000-32743	10.27	March 6, 2008

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date

10.11	Second Amended and Restated Loan and Security Agreement with an effective date of March 16, 2009 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank	10-K	000-32743	10.19	March 16, 2009

10.12	Loan and Security Agreement (EXIM Facility) with an effective date of March 16, 2009 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank	10-K	000-32743	10.20	March 16, 2009

10.13	“March 2010 Amendment” with an effective date of March 15, 2010 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank	10-K	000-32743	10.21	March 16, 2010

10.14	“January 2011 Amendment” with an effective date of January 19, 2011 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank	10-K	000-32743	10.22	March 15, 2011

10.15	“March 2011 Amendment” with an effective date of March 14, 2011 among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc. and Silicon Valley Bank	10-K	000-32743	10.22	March 15, 2011

10.16	Credit and Security Agreement, dated as of March 13, 2012, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association					X

10.17	Credit and Security Agreement (Ex-Im Subfacility), dated as of March 13, 2012, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date

10.18	Real Estate Purchase Agreement between Zhone Technologies, Inc. and LBA Realty, LLC	8-K	000-32743	10.1	September 22, 2010

10.19	Multi-Tenant Commercial/Industrial Lease Agreement between Zhone Technologies, Inc. and LBA Realty, LLC	8-K	000-32743	10.2	September 22, 2010

10.20	Discount Payoff Agreement between Zhone Technologies, Inc. and LBA Realty, LLC	8-K	000-32743	10.3	September 22, 2010

21.2	List of Subsidiaries	10-K	000-32743	10.22	March 15, 2011

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)					X

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB*	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase					X

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