Form 10-Q
period 2012-03-31
ZHONE TECHNOLOGIES INC
filed 2012-05-10
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2012, there were approximately 30,918,344 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$15,031	$18,190
Accounts receivable, net of allowances for sales returns and doubtful accounts of $2,077 as of March 31, 2012 and $2,024 as of December 31, 2011	23,695	31,598
Inventories	26,519	27,393
Prepaid expenses and other current assets	2,823	2,672

Total current assets	68,068	79,853
Property and equipment, net	624	608
Restricted cash	58	58
Other assets	213	213

Total assets	$68,963	$80,732

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,284	$11,797
Line of credit	10,000	15,000
Accrued and other liabilities	9,051	10,029

Total current liabilities	28,335	36,826
Other long-term liabilities	4,282	4,379

Total liabilities	32,617	41,205

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 30,909 and 30,820 shares as of March 31, 2012 and December 31, 2011, respectively	31	31
Additional paid-in capital	1,071,619	1,071,390
Other comprehensive income	241	237
Accumulated deficit	(1,035,545)	(1,032,131)

Total stockholders’ equity	36,346	39,527

Total liabilities and stockholders’ equity	$68,963	$80,732

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Net revenue	$27,062	$29,572
Cost of revenue	18,682	18,993

Gross profit	8,380	10,579

Operating expenses:
Research and product development	4,925	5,516
Sales and marketing	4,715	5,494
General and administrative	2,094	2,071

Total operating expenses	11,734	13,081

Operating loss	(3,354)	(2,502)
Interest expense	(18)	(49)
Interest income	—	2
Other (loss) income, net	(9)	56

Loss before income taxes	(3,381)	(2,493)
Income tax provision (benefit)	33	(53)

Net loss	(3,414)	(2,440)

Other comprehensive income (loss) – foreign currency translation adjustments	4	(10)

Comprehensive loss	$(3,410)	$(2,450)

Basic and diluted net loss per share	$(0.11)	$(0.08)
Weighted average shares outstanding used to compute basic and diluted net loss per share	30,857	30,591

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,414)	$(2,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77	453
Stock-based compensation	169	231
Provision for sales returns and doubtful accounts	404	487
Changes in operating assets and liabilities:
Accounts receivable	7,499	(158)
Inventories	874	2,143
Prepaid expenses and other current assets	(151)	(1)
Other assets	—	68
Accounts payable	(2,513)	(1,081)
Accrued and other liabilities	(1,075)	(1,482)

Net cash provided by (used in) operating activities	1,870	(1,780)

Cash flows from investing activities:
Purchases of property and equipment	(93)	(253)

Net cash used in investing activities	(93)	(253)

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP plan	60	48
Repayment of debt	(5,000)	—

Net cash (used in) provided by financing activities	(4,940)	48

Effect of exchange rate changes on cash	4	(10)

Net decrease in cash and cash equivalents	(3,159)	(1,995)
Cash and cash equivalents at beginning of period	18,190	21,174

Cash and cash equivalents at end of period	$15,031	$19,179

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

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

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments, except as noted below) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company transactions and balances have been eliminated in consolidation. In the quarter ended March 31, 2012, the Company recorded a $0.3 million credit to the income statement as a result of vendor liabilities identified on the condensed consolidated balance sheet where the applicable statute of limitations had expired in prior fiscal years and thus the Company was no longer legally liable for these amounts. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011.

(c)	Risks and Uncertainties

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s continued losses reduced cash and cash equivalents in 2011 and the three months ended March 31, 2012. As of March 31, 2012, the Company had approximately $15.0 million in cash and cash equivalents and $10.0 million in current debt outstanding under its revolving line of credit and letter of credit facility (the “WFB Facility”). The Company entered into the new WFB Facility on March 13, 2012 to replace its former revolving line of credit and letter of credit facility and provide liquidity and working capital through March 12, 2014, as discussed in Note 8.

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

The Company derives revenue primarily from stand-alone sales of its products. In certain cases, the Company’s products are sold along with services, which include education, training, installation, and/or extended warranty services. The Company has established third-party evidence of selling price (“TPE”) for its training, education and installation services. TPE is determined based on competitor prices for similar deliverables when sold separately. These service arrangements are typically short term in nature and are largely completed shortly after delivery of the product. Training and education services are based on a daily rate per person and vary according to the type of class offered. Installation services are based on daily rate per person and vary according to the complexity of the products being installed.

Extended warranty services are priced based on the type of product and are sold in one to five year durations. Extended warranty services include the right to warranty coverage beyond the standard warranty period. In substantially all of the arrangements with multiple deliverables pertaining to arrangements with these services, the Company has used and intends to continue using vendor-specific objective evidence of selling price (“VSOE”) to determine the selling price for the services. Consistent with its methodology under previous accounting guidance, the Company determines VSOE based on its normal pricing practices for these specific services when sold separately.

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

When the Company is unable to establish selling price using VSOE or TPE, the Company uses best estimate of selling price (“BSP”). The objective of BSP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The BSP of each deliverable is determined using average discounts from list price from historical sales transactions or cost plus margin approaches based on the factors, including but not limited to, the Company’s gross margin objectives and pricing practices plus customer and market specific considerations.

(f)	Fair Value of Financial Instruments

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

The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet as of March 31, 2012, but require disclosure of their fair values: cash and cash equivalents. The estimated fair value of such instruments at March 31, 2012 approximated their carrying value as reported on the condensed consolidated balance sheet. The fair values of such financial instruments are determined using the income approach based on the present value of the estimated future cash flows. There have been no changes in the Company’s valuation technique during the first quarter of fiscal 2012. The fair value of these instruments would be categorized as Level 1 at March 31, 2012 and December 31, 2012. The fair value of the Company’s debt obligations approximates fair value based on Level 2 inputs at March 31, 2012 and December 31, 2011.

(g)	Concentration of Risk

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended March 31, 2012, Global Village Telecom (“GVT”) and Emirates Telecommunications Corporation (“Etisalat”) accounted for 13% and 8% of net revenue, respectively. For the three months ended March 31, 2011, GVT and Etisalat accounted for 7% and 22% of net revenue, respectively.

As of March 31, 2012, GVT and Etisalat accounted for 14% and 10% of net accounts receivable, respectively. As of December 31, 2011, the same customers accounted for 2% and 29% of net accounts receivable, respectively. Etisalat receivables are denominated in United Arab Emirates Dirhams, a currency that tracks to the U.S. dollar.

As of March 31, 2012 and December 31, 2011, receivables from customers in countries other than the United States represented 67% and 71%, respectively, of net accounts receivable.

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

(2)	Cash and Cash Equivalents

Cash and cash equivalents as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Cash and Cash Equivalents:
Cash	$15,031	$18,124
Money Market Funds	—	66

	$15,031	$18,190

As of March 31, 2012 and December 31, 2011, the fair value equaled cost of the cash and cash equivalents.

(3)	Fair Value Measurement

The Company had no financial assets and liabilities as of March 31, 2012 recorded at fair value. The following table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and the basis for that measurement:

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

As a result of the acquisition of Paradyne Networks, Inc. (“Paradyne”) in September 2005, the Company assumed certain lease liabilities for facilities in Largo, Florida. The Company has accrued a liability for the excess portion of these facilities. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $1.8 million as of March 31, 2012, of which $0.4 million was accrued for excess facilities, net of contractual and estimated sublease income.

A summary of current period activity related to excess lease liabilities accrued is as follows (in thousands):

Exit Costs
Balance at December 31, 2011	$835
Cash payments, net	(430)

Balance at March 31, 2012	$405

A summary of the excess lease liabilities at their net present value is as follows (in thousands):

Exit Costs
Future lease payments for excess space	$536
Less: contractual and estimated sublease income	(131)

Balance at March 31, 2012	$405

The total excess lease liability of $0.4 million is classified as current as of March 31, 2012 in “Accrued and other liabilities” in the accompanying condensed consolidated balance sheet.

(5)	Inventories

Inventories as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012	December 31, 2011
Inventories:
Raw materials	$16,916	$16,770
Work in process	2,287	2,985
Finished goods	7,316	7,638

	$26,519	$27,393

(6)	Property and Equipment, net

Property and equipment, net, as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012	December 31, 2011
Property and equipment:
Machinery and equipment	$9,107	$9,043
Computers and acquired software	4,105	4,076
Furniture and fixtures	310	310
Leasehold improvements	2,067	2,067

	15,589	15,496
Less accumulated depreciation and amortization	(14,965)	(14,888)

	$624	$608

Depreciation and amortization expense associated with property and equipment amounted to $0.1 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively.

(7)	Net Loss Per Share

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

The following tables set forth potential common stock that is not included in the diluted net loss per share calculation because their effect would be anti-dilutive for the periods indicated (in thousands, except exercise price per share data):

	Three Months Ended March 31, 2012	Weighted Average Exercise Price
Warrants	7	$116.54
Outstanding stock options and unvested restricted shares	5,629	$2.16

	5,636

	Three Months Ended March 31, 2011	Weighted Average Exercise Price
Warrants	7	$116.54
Outstanding stock options and unvested restricted shares	5,037	$3.03

	5,044

(8)	Debt

Credit Facility

In March 2012, the Company’s former revolving credit and letter of credit facility with Silicon Valley Bank expired, and the Company entered into its new $25.0 million WFB Facility with WFB to provide liquidity and working capital through March 12, 2014.

Under the WFB Facility, the Company has the option of borrowing funds at agreed upon interest rates. The amount that the Company is able to borrow under the WFB Facility varies based on eligible accounts receivable, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for various letters of credit, which at March 31, 2012 was $8.5 million. To maintain availability of funds under the WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.

Under the WFB Facility, $10.0 million was outstanding at March 31, 2012. In addition, $8.5 million was committed as security for various letters of credit and the Company had no unused availability under the WFB Facility as of March 31, 2012. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.5%. The interest rate on the WFB Facility was 3.97% at March 31, 2012.

The Company’s obligations under the WFB Facility are secured by substantially all of its personal property assets and those of its subsidiaries that guarantee the WFB Facility, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company does not comply with the various covenants and other requirements under the WFB Facility, WFB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the WFB Facility. As of March 31, 2012, the Company was in compliance with these covenants.

(9)	Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2012 (remainder of the year)	$2,232
2013	1,187
2014	736
2015	486
2016 and thereafter	—

Total minimum lease payments	$4,641

Warranties

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months Ended March 31,
	2012	2011
Beginning balance	$1,546	$1,683
Charged to cost of revenue	256	205
Claims and settlements	(231)	(283)

Ending balance	$1,571	$1,605

Other Commitments

The Company is currently under audit examination by several state taxing authorities for non-income based taxes. The Company has reserved an estimated amount which the Company believes is sufficient to cover potential claims.

Performance Bonds

In the normal course of operations, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $2.3 million as of March 31, 2012.

Purchase Commitments

The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding was $4.6 million as of March 31, 2012.

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

The Company designs, develops and manufactures communications products for network service providers. The Company derives substantially all of its revenues from the sales of the Zhone product family. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company has determined that it has operated within one discrete reportable business segment since inception. The following tables summarize required disclosures about geographic concentrations and revenue by products and services (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue by Geography:
United States	$10,279	$12,697
Canada	1,403	732

Total North America	11,682	13,429

Latin America	7,205	5,795
Europe, Middle East, Africa	7,609	10,187
Asia Pacific	566	161

Total International	15,380	16,143

	$27,062	$29,572

	Three Months Ended March 31,
	2012	2011
Revenue by Products and Services:
Products	$26,006	$28,511
Services	1,056	1,061

Total	$27,062	$29,572

(11)	Income Taxes

The total amount of unrecognized tax benefits, including interest and penalties, at March 31, 2012 was not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits during the quarters ended March 31, 2012 and 2011. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

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

Since inception, we have incurred significant operating losses and had an accumulated deficit of $1,035.5 million as of March 31, 2012, and we expect that our operating losses and negative cash flows from operations may continue. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States and the rest of the world do not continue to improve or deteriorate, we may experience material adverse impacts on our business, operating results and financial condition.

Going forward, our key financial objectives include the following:

•	Increasing revenue while continuing to carefully control costs;

•	Continued investments in strategic research and product development activities that will provide the maximum potential return on investment; and

•	Minimizing consumption of our cash and short-term investments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2011

RESULTS OF OPERATIONS

We list in the table below the historical condensed consolidated statement of comprehensive loss data as a percentage of net revenue for the periods indicated.

	Three Months Ended March 31,
	2012	2011
Net revenue	100%	100%
Cost of revenue	69%	64%

Gross profit	31%	36%

Operating expenses:
Research and product development	18%	19%
Sales and marketing	18%	18%
General and administrative	8%	7%

Total operating expenses	44%	44%

Operating loss	(13)%	(8)%
Interest expense	0%	0%
Interest income	0%	0%
Other (loss) income, net	0%	0%

Loss before income taxes	(13)%	(8)%
Income tax provision (benefit)	0%	0%

Net loss	(13)%	(8)%

Other comprehensive income (loss)	0%	0%

Comprehensive loss	(13)%	(8)%

Net Revenue

Information about our net revenue for products and services for the three months ended March 31, 2012 and 2011 is summarized below (in millions):

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)	% change
Products	$26.0	$28.5	$(2.5)	(8)%
Services	1.1	1.1	—	—%

Total	$27.1	$29.6	$(2.5)	(8)%

Information about our net revenue for North America and international markets for the three months ended March 31, 2012 and 2011 is summarized below (in millions):

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)	% change
Revenue by geography:
United States	$10.3	$12.7	$(2.4)	(19)%
Canada	1.4	0.7	0.7	100%

Total North America	11.7	13.4	(1.7)	(13)%

Latin America	7.2	5.8	1.4	24%
Europe, Middle East, Africa	7.6	10.2	(2.6)	(25)%
Asia Pacific	0.6	0.2	0.4	200%

Total International	15.4	16.2	(0.8)	(5)%

Total	$27.1	$29.6	$(2.5)	(8)%

For the three months ended March 31, 2012, net revenue decreased 8% or $2.5 million to $27.1 million from $29.6 million for the same period last year. For the three months ended March 31, 2012, product revenue decreased 8% or $2.5 million to $26.0 million, compared to $28.5 million for the same period last year. The decreases in net revenue and product revenue for the three months ended March 31, 2012 were primarily due to fewer sales of our new products in the Middle East and the United States (including a reduction in sales to Emirates Telecommunications Corporation (Etisalat)) compared to the prior year, which were partially offset by increases in sales of our new products to customers in Latin America. For the three months ended March 31, 2012, service revenue remained unchanged at $1.1 million.

International net revenue decreased 5% or $0.8 million to $15.4 million for the three months ended March 31, 2012 from $16.2 million for the same period last year, and represented 57% of total net revenue compared with 55% during the same period of 2011. The decrease in international net revenue during the three months ended March 31, 2012 was primarily due to a decrease in sales as compared with the same period last year in the Middle East, which was only partially offset by a 24% increase in sales to customers in Latin America.

For the three months ended March 31, 2012, Global Village Telecom, (GVT), and Etisalat represented 13% and 8% of net revenue, respectively, whereas GVT and Etisalat represented 7% and 22% of net revenue, respectively, for the same period in 2011. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, decreased 2% or $0.3 million to $18.7 million for the three months ended March 31, 2012, compared to $19.0 million for the three months ended March 31, 2011. The decrease in cost of revenue for the three months ended March 31, 2012 was primarily due to the decrease in sales volume as well as a decrease recorded in the quarter ended March 31, 2012, of $0.2 million due to vendor liabilities identified where the applicable statute of limitations had expired. There was also a decrease in gross margin to 31% as compared to 36% for the same prior year period due to change in product mix.

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

Research and Product Development Expenses

Research and product development expenses decreased 11% or $0.6 million to $4.9 million for the three months ended March 31, 2012, compared to $5.5 million for the three months ended March 31, 2011. The decrease in the three months ended March 31, 2012 was primarily due to decreased depreciation expense as a result of the fixed asset impairment and further decreases in the costs allocated to our facilities.

Sales and Marketing Expenses

Sales and marketing expenses decreased 14% or $0.8 million to $4.7 million for the three months ended March 31, 2012, compared to $5.5 million for the three months ended March 31, 2011. The decrease for the three months ended March 31, 2012 was primarily due to a $0.4 million decrease in sales expenses from continued cost reductions in travel and consulting expenses, and decreased commissions, as well as a decrease in marketing expenses due to a reduction in the number of trade shows compared to prior year period.

General and Administrative Expenses

General and administrative expenses remained consistent at $2.1 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Income Tax Provision

During the three months ended March 31, 2012 and 2011, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

OTHER PERFORMANCE MEASURES

In managing our business and assessing our financial performance, we supplement the information provided by our GAAP results with adjusted earnings before stock-based compensation, interest, taxes, and depreciation, or Adjusted EBITDA, a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, (ii) provision (benefit) for taxes, (iii) depreciation and amortization, (iv) non-cash equity-based compensation expense, and (v) material non-recurring non-cash transactions. We believe that the presentation of Adjusted EBITDA enhances the usefulness of our financial information by presenting a measure that management uses internally to monitor and evaluate our operating performance and to evaluate the effectiveness of our business strategies. We believe Adjusted EBITDA also assists investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes the impact of items that we do not believe reflect our core operating performance.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss), which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net loss	$(3,414)	$(2,440)
Add:
Interest expense	18	49
Provision for taxes	33	(53)
Depreciation and amortization	77	453
Non-cash equity-based compensation expense	169	231

Adjusted EBITDA	$(3,117)	$(1,760)

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At March 31, 2012, cash and cash equivalents were $15.0 million compared to $18.2 million at December 31, 2011. The $3.2 million decrease in cash and cash equivalents was attributable to net cash used in financing and investing activities of $5.0 million and $0.1 million, respectively, partially offset by net cash provided by operating activities of $1.9 million.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2012 consisted of a net loss of $3.4 million, adjusted for non-cash charges totaling $0.7 million and a decrease in net operating assets totaling $4.6 million. The most significant components of the changes in net operating assets were a decrease of $7.5 million in accounts receivable, offset by decreases of $2.5 in accounts payable and $1.1 million in accrued and other liabilities. The decrease in accounts receivable was primarily the result of significant cash collections from several large customers in the current year period which caused a corresponding decrease in accounts payable as more cash was available to apply to vendor invoices. The decrease in accrued and other liabilities was comprised of reduced personnel accruals of $0.5 million, and the non-cash decreases in the deferred gain and leasehold improvement allowance of $0.2 million and operating lease liability related to our Largo facility of $0.4 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 consisted primarily of purchases of property and equipment of $0.1 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2012 consisted of repayments of debt of $5.0 million, partially offset by proceeds related to exercises of stock options and purchases under our Employee Stock Purchase Plan of $0.1 million.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents which totaled $15.0 million at March 31, 2012, and our $25.0 million revolving line of credit and letter of credit facility, or the WFB Facility, with Wells Fargo Bank, or WFB. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents will continue to be consumed by operations.

In March 2012, our former revolving line of credit and letter of credit facility with Silicon Valley Bank expired, and we entered into our new $25.0 million WFB Facility to provide liquidity and working capital through March 12, 2014.

Under the WFB Facility, we have the option of borrowing funds at agreed upon interest rates. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable, as defined in the agreement, as long as the aggregate principal amount outstanding does not exceed $25.0 million less the amount committed as security for various letters of credit, which at March 31, 2012 was $8.5 million. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.

Under the WFB Facility, $10.0 million was outstanding at March 31, 2012. In addition, $8.5 million was committed as security under various letters of credit and we had no unused availability under the WFB Facility as of March 31, 2012. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.5%. The interest rate on our WFB Facility was 3.97% at March 31, 2012.

Our obligations under the WFB Facility are secured by substantially all of our personal property assets and those of our subsidiaries that guarantee the WFB Facility, including our intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we do not comply with the various covenants and other requirements under the WFB Facility, WFB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. As of March 31, 2012, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.

Future Requirements and Funding Sources

Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. As a result of the acquisition of Paradyne Networks, Inc. in 2005, we assumed a lease commitment for facilities in Largo, Florida. The term of the lease expires in June 2012 and had an estimated remaining obligation of approximately $1.8 million as of March 31, 2012. We intend to continue to occupy only a portion of these facilities through the remainder of the lease. We have recorded a liability of $0.4 million as of March 31, 2012, which we believe is adequate to cover costs incurred to exit the excess portion of these facilities, net of estimated sublease income. Our operating lease commitments also include $2.2 million of future minimum lease payments spread over the five-year lease term under the lease agreement we entered into in September 2010 with respect to our Oakland, California campus following the sale of our campus in a sale-leaseback transaction.

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of March 31, 2012, GVT accounted for 14% of net accounts receivable, and receivables from customers in countries other than the United States of America represented 67% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

We expect that operating losses and negative cash flows from operations may continue. In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may be required to sell assets, issue debt or equity securities or borrow on unfavorable terms. Continued uncertainty in credit markets may negatively impact our ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. We may be unable to sell assets, issue securities or access additional indebtedness to meet these needs on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. Likewise, any equity financing could result in additional dilution of our stockholders. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions we have previously taken. Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and available credit facilities will be sufficient to satisfy our anticipated cash requirements for the next twelve months.

Contractual Commitments and Off-Balance Sheet Arrangements

At March 31, 2012, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2012	2013	2014	2015	2016 and Thereafter
Operating leases	$4,641	$2,232	$1,187	$736	$486	$—
Purchase commitments	4,611	4,611	—	—	—	—
Line of credit (1)	10,000	10,000	—	—	—	—

Total future contractual commitments	$19,252	$16,843	$1,187	$736	$486	$—

(1)	The specified payment period reflects our current intent to repay all outstanding borrowings within the current year. However, the maturity date under the WFB Facility is March 12, 2014.

Operating Leases

The operating lease amounts shown above represent primarily off-balance sheet arrangements. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet, net of estimated sublease income. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Payments made under operating leases will be treated as rent expense for the facilities currently being utilized. Of the total $4.6 million operating lease amount, $0.4 million has been recorded as an excess lease liability on our balance sheet as of March 31, 2012.

Purchase Commitments

The purchase commitments shown above represent non-cancellable inventory purchase commitments as of March 31, 2012. The inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by us at time of order.

Line of Credit

The line of credit obligation has been recorded as a liability on our balance sheet. The line of credit obligation amount shown above represents the scheduled principal repayment, but not the associated interest payments which may vary based on changes in market interest rates. At March 31, 2012, the interest rate under the WFB Facility was 3.97%.

As of March 31, 2012, we had $10.0 million outstanding under our line of credit under the WFB Facility and an additional $8.5 million committed as security for various letters of credit. See above under “Cash Management” for further information about the WFB Facility.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Cash	$15,031	$18,124
Money Market Funds	—	66

	$15,031	$18,190

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts. Cash and cash equivalents are principally held with various domestic financial institutions with high credit standing. We perform ongoing credit evaluations of our customers and generally do not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended March 31, 2012, GVT and Etisalat accounted for 13% and 8% of net revenue, respectively. For the three months ended March 31, 2011, GVT and Etisalat accounted for 7% and 22% of net revenue, respectively.

As of March 31, 2012, GVT and Etisalat accounted for 14% and 10% of net accounts receivable, respectively. As of December 31, 2011, the same customers accounted for 2% and 29% of net accounts receivable, respectively. Etisalat receivables are denominated in United Arab Emirates Dirhams, a currency that tracks to the U.S. dollar.

As of March 31, 2012 and December 31, 2011, receivables from customers in countries other than the United States represented 67% and 71%, respectively, of net accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of March 31, 2012, our outstanding debt balance under our WFB Facility was $10.0 million. Interest on the line of credit under our WFB Facility accrues at a floating rate equal to the three-month LIBOR plus a margin of 3.5%. The interest rate on our WFB Facility was 3.97% as of March 31, 2012. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.2 million.

Foreign Currency Exchange Risk

We transact business in various foreign countries. Substantially all of our assets are located in the United States. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange risk associated with foreign currency denominated assets and liabilities, primarily inter-company receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During 2012 and 2011, we did not hedge any of our foreign currency exposure.

We have performed sensitivity analyses as of March 31, 2012 using a modeling technique that measures the impact arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.3 million at March 31, 2012. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2011. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

The Exhibit Index on page 24 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the retirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: May 10, 2012	By:	/s/ MORTEZA EJABAT
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Credit and Security Agreement, dated as of March 13, 2012, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.16 of registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 15, 2012)

10.2	Credit and Security Agreement (Ex-Im Subfacility), dated as of March 13, 2012, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 15, 2012)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are otherwise not subject to liability under these sections.