Form 10-Q
period 2012-06-30
ZHONE TECHNOLOGIES INC
filed 2012-08-09
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2012, there were approximately 31,080,115 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$13,130	$18,190
Accounts receivable, net of allowances for sales returns and doubtful accounts of $2,057 as of June 30, 2012 and $2,024 as of December 31, 2011	25,457	31,598
Inventories	27,658	27,393
Prepaid expenses and other current assets	2,393	2,672

Total current assets	68,638	79,853
Property and equipment, net	584	608
Restricted cash	—	58
Other assets	214	213

Total assets	$69,436	$80,732

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,037	$11,797
Line of credit	10,000	15,000
Accrued and other liabilities	8,772	10,029

Total current liabilities	30,809	36,826
Other long-term liabilities	4,085	4,379

Total liabilities	34,894	41,205

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 31,075 and 30,820 shares as of June 30, 2012 and December 31, 2011, respectively	31	31
Additional paid-in capital	1,071,937	1,071,390
Other comprehensive income	221	237
Accumulated deficit	(1,037,647)	(1,032,131)

Total stockholders’ equity	34,542	39,527

Total liabilities and stockholders’ equity	$69,436	$80,732

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue	$30,835	$31,294	$57,897	$60,866
Cost of revenue	21,563	20,228	40,245	39,221

Gross profit	9,272	11,066	17,652	21,645

Operating expenses:
Research and product development	4,820	5,449	9,745	10,965
Sales and marketing	4,825	5,399	9,540	10,893
General and administrative	1,719	2,093	3,813	4,164

Total operating expenses	11,364	12,941	23,098	26,022

Operating loss	(2,092)	(1,875)	(5,446)	(4,377)
Interest expense	(9)	(28)	(27)	(77)
Interest income	—	—	—	2
Other income, net	15	14	6	70

Loss before income taxes	(2,086)	(1,889)	(5,467)	(4,382)
Income tax provision (benefit)	16	7	49	(46)

Net loss	$(2,102)	$(1,896)	$(5,516)	$(4,336)

Other comprehensive income (loss) – foreign currency translation adjustments	$(20)	$3	$(16)	$(7)

Comprehensive loss	$(2,122)	$(1,893)	$(5,532)	$(4,343)

Basic and diluted net loss per share	$(0.07)	$(0.06)	$(0.18)	$(0.14)
Weighted average shares outstanding used to compute basic and diluted net loss per share	30,985	30,644	30,871	30,618

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(5,516)	$(4,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157	896
Stock-based compensation	432	523
Provision for sales returns and doubtful accounts	789	991
Impairment of fixed assets	61	—
Changes in operating assets and liabilities:
Accounts receivable	5,352	1,928
Inventories	(265)	3,396
Prepaid expenses and other current assets	279	(194)
Other assets	(1)	124
Accounts payable	240	(1,826)
Accrued and other liabilities	(1,551)	(2,606)

Net cash used in operating activities	(23)	(1,104)

Cash flows from investing activities:
Purchases of property and equipment	(194)	(780)
Restricted cash	58	—

Net cash used in investing activities	(136)	(780)

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP plan	115	65
Repayment of debt	(5,000)	—

Net cash (used in) provided by financing activities	(4,885)	65

Effect of exchange rate changes on cash	(16)	(7)

Net decrease in cash and cash equivalents	(5,060)	(1,826)
Cash and cash equivalents at beginning of period	18,190	21,174

Cash and cash equivalents at end of period	$13,130	$19,348

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has continued to incur losses in 2011 and the six months ended June 30, 2012. As of June 30, 2012, the Company had approximately $13.1 million in cash and cash equivalents and $10.0 million in current debt outstanding under its revolving line of credit and letter of credit facility (the “WFB Facility”). The Company entered into the new WFB Facility on March 13, 2012 to replace its former revolving line of credit and letter of credit facility and provide liquidity and working capital through March 12, 2014, as discussed in Note 7.

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

The Company expects that its operating losses may continue. In order to meet the Company’s liquidity needs and finance its capital expenditures and working capital needs for the business, the Company may be required to sell assets, issue debt or equity securities or borrow on unfavorable terms. Continued uncertainty in credit markets may negatively impact the Company’s ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. The Company may be unable to sell assets, issue securities or access additional indebtedness to meet these needs on favorable terms, or at all. As a result, the Company may become unable to pay its ordinary expenses, including its debt service, on a timely basis. The Company’s current lack of liquidity could harm it by:

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

If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict the Company’s ability to operate its business. Likewise, any equity financing could result in additional dilution of the Company’s stockholders. If the Company is unable to obtain additional capital or is required to obtain additional capital on terms that are not favorable, it may be required to reduce the scope of its planned product development and sales and marketing efforts beyond the reductions it has previously taken. Based on the Company’s current plans and business conditions, it believes that its existing cash, cash equivalents and available credit facilities will be sufficient to satisfy its anticipated cash requirements for the next twelve months.

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

The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet as of June 30, 2012, but require disclosure of their fair values: cash and cash equivalents and debt. The estimated fair value of such instruments at June 30, 2012 approximated their carrying value as reported on the condensed consolidated balance sheet. The fair value of cash and cash equivalents would be categorized as Level 1 at June 30, 2012 and December 31, 2011. The fair value of the Company’s debt obligations approximates fair value based on Level 2 inputs at June 30, 2012 and December 31, 2011. The fair value of debt is determined using the income approach based on the present value of the estimated cash flows.

The Company had no financial assets and liabilities as of June 30, 2012 recorded at fair value.

(g)	Concentration of Risk

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three and six months ended June 30, 2012, Global Village Telecom (“GVT”) accounted for 10% and 12% of net revenue, respectively. For the three and six months ended June 30, 2012, Axtel S.A.B. DE C.V. (“Axtel”) accounted for 11% and 8% of net revenue, respectively. For both the three and six months ended June 30, 2011, GVT accounted for 7% of net revenue. For the three and six months ended June 30, 2011, Axtel accounted for 8% and 6% of net revenue, respectively.

As of June 30, 2012, Emirates Telecommunications Corporation (“Etisalat”), GVT and Axtel accounted for 19%, 11% and 13% of net accounts receivable, respectively. As of December 31, 2011, the same customers accounted for 29%, 2% and 24% of net accounts receivable, respectively.

As of June 30, 2012 and December 31, 2011, receivables from customers in countries other than the United States represented 70% and 71%, respectively, of net accounts receivable.

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

(2)	Cash and Cash Equivalents

Cash and cash equivalents as of June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Cash and Cash Equivalents:
Cash	$13,130	$18,124
Money Market Funds	—	66

	$13,130	$18,190

As of June 30, 2012 and December 31, 2011, the fair value equaled cost of the cash and cash equivalents.

(3)	Operating Lease Liabilities

As a result of the acquisition of Paradyne Networks, Inc. (“Paradyne”) in September 2005, the Company assumed certain lease liabilities for facilities in Largo, Florida. The Company had accrued a liability for the excess portion of these facilities. The term of the lease expired in June 2012 and accordingly the remaining related obligation was zero at June 30, 2012.

A summary of current period activity related to excess lease liabilities accrued is as follows (in thousands):

Exit Costs
Balance at December 31, 2011	$835
Cash payments, net	(835)

Balance at June 30, 2012	$—

(4)	Inventories

Inventories as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012	December 31, 2011
Inventories:
Raw materials	$16,501	$16,770
Work in process	2,508	2,985
Finished goods	8,649	7,638

	$27,658	$27,393

(5)	Property and Equipment, net

Property and equipment, net, as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012	December 31, 2011
Property and equipment:
Machinery and equipment	$9,093	$9,043
Computers and acquired software	4,098	4,076
Furniture and fixtures	310	310
Leasehold improvements	2,067	2,067

	15,568	15,496
Less accumulated depreciation and amortization	(14,984)	(14,888)

	$584	$608

Depreciation and amortization expense associated with property and equipment amounted to $0.2 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively.

(6)	Net Loss Per Share

Basic net loss per share is computed by dividing the net loss applicable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common equivalent shares are excluded if their effect is antidilutive. Potential common equivalent shares are composed of incremental shares of common equivalent shares issuable upon the exercise of stock options and warrants.

The following tables set forth potential common stock that is not included in the diluted net loss per share calculation because their effect would be anti-dilutive for the periods indicated (in thousands, except exercise price per share data):

	Three Months Ended June 30, 2012	Weighted Average Exercise Price	Six Months Ended June 30, 2012	Weighted Average Exercise Price
Warrants	7	$116.54	7	$116.54
Outstanding stock options and unvested restricted shares	5,820	$2.01	5,820	$2.01

	5,827		5,827

	Three Months Ended June 30, 2011	Weighted Average Exercise Price	Six Months Ended June 30, 2011	Weighted Average Exercise Price
Warrants	7	$116.54	7	$116.54
Outstanding stock options and unvested restricted shares	5,213	$2.63	5,213	$2.63

	5,220		5,220

(7)	Debt

Credit Facility

In March 2012, the Company’s former revolving credit and letter of credit facility with Silicon Valley Bank expired, and the Company entered into its new $25.0 million WFB Facility with WFB to provide liquidity and working capital through March 12, 2014.

Under the WFB Facility, the Company has the option of borrowing funds at agreed upon interest rates. The amount that the Company is able to borrow under the WFB Facility varies based on eligible accounts receivable, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for various letters of credit, which at June 30, 2012 was $11.4 million. To maintain availability of funds under the WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.

Under the WFB Facility, $10.0 million was outstanding at June 30, 2012. In addition, $11.4 million was committed as security for various letters of credit and the Company had $2.3 million unused availability under the WFB Facility as of June 30, 2012. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.5%. The interest rate on the WFB Facility was 3.97% at June 30, 2012.

The Company’s obligations under the WFB Facility are secured by substantially all of its personal property assets and those of its subsidiaries that guarantee the WFB Facility, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company does not comply with the various covenants and other requirements under the WFB Facility, WFB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the WFB Facility. As of June 30, 2012, the Company was in compliance with these covenants.

(8)	Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2012 (remainder of the year)	$888
2013	1,206
2014	736
2015	486
2016 and thereafter	—

Total minimum lease payments	$3,316

Warranties

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the six months ended June 30, 2012 and 2011 (in thousands):

	Six months Ended June 30,
	2012	2011
Beginning balance	$1,546	$1,683
Charged to cost of revenue	604	440
Claims and settlements	(575)	(570)

Ending balance	$1,575	$1,553

Other Commitments

The Company is currently under audit examination by several state taxing authorities for non-income based taxes. The Company has reserved an estimated amount which the Company believes is sufficient to cover potential claims.

Performance Bonds

In the normal course of operations, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $7.4 million as of June 30, 2012.

Purchase Commitments

The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding was $7.2 million as of June 30, 2012.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue by Geography:
United States	$12,203	$12,031	$22,482	$24,728
Canada	1,072	954	2,475	1,686

Total North America	13,275	12,985	24,957	26,414

Latin America	8,444	8,368	15,649	14,163
Europe, Middle East, Africa	8,493	9,754	16,102	19,941
Asia Pacific	623	187	1,189	348

Total International	17,560	18,309	32,940	34,452

	$30,835	$31,294	$57,897	$60,866

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue by Products and Services:
Products	$29,459	$30,065	$55,466	$58,576
Services	1,376	1,229	2,431	2,290

Total	30,835	31,294	57,897	60,866

(10)	Income Taxes

The total amount of unrecognized tax benefits, including interest and penalties, at June 30, 2012 was not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits during the quarters ended June 30, 2012 and 2011. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

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

On August 7, 2012, the Board of Directors of the Company approved an acceleration program for the vesting of all unvested options to purchase shares of common stock of the Company. The Company’s senior management’s acceleration was effective as of August 9, 2012.

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

Since inception, we have incurred significant operating losses and had an accumulated deficit of $1,037.6 million as of June 30, 2012, and we expect that our operating losses may continue. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States and the rest of the world do not continue to improve or deteriorate, we may experience material adverse impacts on our business, operating results and financial condition.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue	100%	100%	100%	100%
Cost of revenue	70%	65%	70%	64%

Gross profit	30%	35%	30%	36%

Operating expenses:
Research and product development	16%	17%	17%	18%
Sales and marketing	16%	17%	16%	18%
General and administrative	5%	7%	7%	7%

Total operating expenses	37%	41%	40%	43%

Operating loss	(7)%	(6)%	(10)%	(7)%
Interest expense	0%	0%	0%	0%
Interest income	0%	0%	0%	0%
Other income, net	0%	0%	0%	0%

Loss before income taxes	(7)%	(6)%	(10)%	(7)%
Income tax provision (benefit)	0%	0%	0%	0%

Net loss	(7)%	(6)%	(10)%	(7)%

Other comprehensive income (loss)	0%	0%	0%	0%
Comprehensive loss	(7)%	(6)%	(10)%	(7)%

Net Revenue

Information about our net revenue for products and services for the three and six months ended June 30, 2012 and 2011 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Increase(Decrease)	% Change	2012	2011	Increase(Decrease)	% Change
Products	$29.4	$30.1	$(0.7)	(2)%	$55.5	$58.6	$(3.1)	(5)%
Services	1.4	1.2	0.2	17%	2.4	2.3	0.1	4%

Total	$30.8	$31.3	$(0.5)	(2)%	$57.9	$60.9	$(3.0)	(5)%

Information about our net revenue for North America and international markets for the three and six months ended June 30, 2012 and 2011 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Increase (Decrease)	% change	2012	2011	Increase (Decrease)	% change
Revenue by geography:
United States	$12.2	$12.0	$0.2	2%	$22.5	$24.7	$(2.2)	(9)%
Canada	1.1	1.0	0.1	10%	2.5	1.7	0.8	47%

Total North America	13.3	13.0	0.3	2%	25.0	26.4	(1.4)	(5)%

Latin America	8.4	8.4	0	0%	15.6	14.2	1.4	10%
Europe, Middle East, Africa	8.5	9.7	(1.2)	(12)%	16.1	19.9	(3.8)	(19)%
Asia Pacific	0.6	0.2	0.4	200%	1.2	0.4	0.8	200%

Total International	17.5	18.3	(0.8)	(4)%	32.9	34.5	(1.6)	(5)%

Total	$30.8	$31.3	$(0.5)	(2)%	$57.9	$60.9	$(3.0)	(5)%

For the three months ended June 30, 2012, net revenue decreased 2% or $0.5 million to $30.8 million from $31.3 million for the same period last year. For the six months ended June 30, 2012, net revenue decreased 5% or $3.0 million to $57.9 million from $60.9 million for the same period last year.

For the three months ended June 30, 2012, product revenue decreased 2% or $0.7 million to $29.4 million, compared to $30.1 million for the same period last year. For the six months ended June 30, 2012, product revenue decreased 5% or $3.1 million to $55.5 million, compared to $58.6 million for the same period last year.

The decreases in net revenue and product revenue for the three months ended June 30, 2012 were primarily due to fewer sales of our products in the Middle East compared to the prior year, which were partially offset by increases in sales of our products to customers in Asia. The decreases in net revenue and product revenue for the six months ended June 30, 2012 were primarily due to fewer sales of our products in the Middle East and the United States (including a reduction in sales to Emirates Telecommunications Corporation (Etisalat)) compared to the prior year, which were partially offset by increases in sales of our products to customers in Latin America and Asia.

For the three months ended June 30, 2012, service revenue increased 17% or $0.2 million to $1.4 million from $1.2 for the same period last year. For the six months ended June 30, 2012, service revenue increased by 4% or $0.1 million to $2.4 million, compared to $2.3 million for the same period last year. Service revenue represents revenue from maintenance and other services associated with product shipments.

International net revenue decreased 4% or $0.8 million to $17.5 million for the three months ended June 30, 2012 from $18.3 million for the same period last year, and represented 57% of total net revenue compared with 58% during the same period of 2011. For the six months ended June 30, 2012, international revenue decreased 5% or $1.6 million to $32.9 million from $34.5 million for the same period last year, and represented 57% of total revenue for both periods. The decreases in international net revenue during the three and six months ended June 30, 2012 were primarily due to decreases in sales as compared with the same periods last year in the Middle East, which were only partially offset by increases in sales to customers in Asia.

For the three and six months ended June 30, 2012, Global Village Telecom (GVT) represented 10% and 12% of net revenue, respectively, and represented 7% of net revenue for the same periods in 2011. For the three and six months ended June 30, 2012, Axtel S.A.B. DE C.V. (Axtel) represented 11% and 8% of net revenue, respectively, and represented 8% and 6% of net revenue, respectively, for the same periods in 2011. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, increased 7% or $1.3 million to $21.6 million for the three months ended June 30, 2012, compared to $20.2 million for the three months ended June 30, 2011. Cost of revenue increased $1.0 million or 3% to $40.2 million for the six months ended June 30, 2012 compared to $39.2 million for the same period last year. The increase in cost of revenue for the three and six months ended June 30, 2012 was primarily due to changes in product mix. Gross margin decreased for both the three and six months ended June 30, 2012 as compared with the same periods last year due to greater sales of products with lower gross margin, such as our GPON products. Total cost of revenue was 70% and 65% of net revenue for the three months ended June 30, 2012 and 2011, respectively, and 70% and 64% of net revenue for the six months ended June 30, 2012 and 2011, respectively.

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

Research and Product Development Expenses

Research and product development expenses decreased 12% or $0.6 million to $4.8 million for the three months ended June 30, 2012, compared to $5.4 million for the three months ended June 30, 2011, and decreased 11% or $1.2 million to $9.7 million from $11.0 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decrease in the three and six months ended June 30, 2012 was primarily due to decreased depreciation expense as a result of the fixed asset impairment and decreases in allocated facility costs.

Sales and Marketing Expenses

Sales and marketing expenses decreased 11% or $0.6 million to $4.8 million for the three months ended June 30, 2012, compared to $5.4 million for the three months ended June 30, 2011, and decreased 12% or $1.4 million to $9.5 million from $10.9 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decrease for the three months ended June 30, 2012 was primarily due to a $0.4 million decrease in sales expenses from continued cost reductions in travel and consulting expenses, and decreased commissions, as well as a decrease in customer service related personnel expenses of $0.1 million. The decrease for the six months ended June 30, 2012 was primarily due to decreases in sales expense of $0.8 million from continued cost reductions in personnel and consulting expenses, and decreased commissions, as well as a decrease of $0.3 million in marketing expenses.

General and Administrative Expenses

General and administrative expenses decreased 18% or $0.4 million to $1.7 million from $2.1 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, and decreased 8% or $0.4 million to $3.8 million from $4.2 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decrease for the three and six months ended June 30, 2012 was primarily due to $0.5 million gain as a result of patent sales.

Income Tax Provision

During the three and six months ended June 30, 2012 and 2011, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

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

Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(2,102)	$(1,896)	$(5,516)	$(4,336)
Add:
Interest expense	9	28	27	77
Provision for taxes	16	7	49	(46)
Depreciation and amortization	80	443	157	896
Non-cash equity-based compensation expense	263	292	432	523

Adjusted EBITDA	$(1,734)	$(1,126)	$(4,851)	$(2,886)

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At June 30, 2012, cash and cash equivalents were $13.1 million compared to $18.2 million at December 31, 2011. The $5.1 million decrease in cash and cash equivalents was attributable to net cash used in financing and investing activities of $4.9 million and $0.1 million, respectively.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2012 was immaterial and consisted of a net loss of $5.5 million, adjusted for non-cash charges totaling $1.4 million and a decrease in net operating assets totaling $4.1 million. The most significant components of the changes in net operating assets were a decrease of $5.4 million in accounts receivable, offset by a decrease of $1.6 million in accrued and other liabilities. The decrease in accounts receivable was primarily the result of significant cash collections from several large customers in the current year period which caused a corresponding decrease in accounts payable as more cash was available to apply to vendor invoices. The decrease in accrued and other liabilities was comprised of the decrease in the operating lease liability related to our Largo facility of $0.8 million and reduced personnel accruals of $0.3 million.

Net cash used in operating activities for the six months ended June 30, 2011 was $1.1 million and consisted of a net loss of $4.3 million, adjusted for non-cash charges totaling $2.4 million and a decrease in operating assets totaling $0.8 million. The changes in net operating assets consisted of decreases of $1.8 million in accounts payable and $2.6 million in accrued and other liabilities, and offsetting decreases in inventories and accounts receivable of $3.4 million and $1.9 million, respectively. The decrease in accounts payable related primarily to the timing of vendor payments as well as a $0.7 million decrease due to our determination that certain liabilities had exceeded the applicable statute of limitations. The decrease in accrued and other liabilities was comprised of reduced personnel accruals of $0.6 million, continued reduction of the operating lease liability related to our Largo facility of $0.9 million, a decrease of $0.7 million in unearned revenue, and decreases in the deferred gain and leasehold improvement allowance of $0.4 million from the campus sale-leaseback transaction in the third quarter of 2010 due to continued amortization. The decrease in inventories was primarily due to better utilization of inventory in the current period, and the decrease in accounts receivable was due to significant cash collections in the six months ended June 30, 2011 which were in excess of the additional receivables booked.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 was $0.1 million compared to $0.8 million for the same period last year. Net cash used in investing activities for both periods consisted primarily of purchases of property and equipment.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2012 was $4.9 million and consisted of repayments of debt of $5.0 million, partially offset by proceeds related to exercises of stock options and purchases under our Employee Stock Purchase Plan of $0.1 million. Net cash provided by financing activities for the six months ended June 30, 2011 consisted of proceeds related to exercises of stock options of $0.1 million.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents which totaled $13.1 million at June 30, 2012, and our $25.0 million revolving line of credit and letter of credit facility, or the WFB Facility, with Wells Fargo Bank, or WFB. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents will continue to be consumed by operations.

In March 2012, our former revolving line of credit and letter of credit facility with Silicon Valley Bank expired, and we entered into our new $25.0 million WFB Facility to provide liquidity and working capital through March 12, 2014.

Under the WFB Facility, we have the option of borrowing funds at agreed upon interest rates. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable, as defined in the agreement, as long as the aggregate principal amount outstanding does not exceed $25.0 million less the amount committed as security for various letters of credit, which at June 30, 2012 was $11.4 million. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.

Under the WFB Facility, $10.0 million was outstanding at June 30, 2012. In addition, $11.4 million was committed as security under various letters of credit and we had $2.3 million unused availability under the WFB Facility as of June 30, 2012. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.5%. The interest rate on our WFB Facility was 3.97% at June 30, 2012.

Our obligations under the WFB Facility are secured by substantially all of our personal property assets and those of our subsidiaries that guarantee the WFB Facility, including our intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we do not comply with the various covenants and other requirements under the WFB Facility, WFB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. As of June 30, 2012, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.

Future Requirements and Funding Sources

Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. Our operating lease commitments include $2.1 million of future minimum lease payments spread over the five-year lease term under the lease agreement we entered into in September 2010 with respect to our Oakland, California campus following the sale of our campus in a sale-leaseback transaction.

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of June 30, 2012, Axtel and GVT accounted for 13% and 11% of net accounts receivable, respectively, and receivables from customers in countries other than the United States of America represented 70% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

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

Contractual Commitments and Off-Balance Sheet Arrangements

At June 30, 2012, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2012	2013	2014	2015	2016 and Thereafter
Operating leases	$3,316	$888	$1,206	$736	$486	$—
Purchase commitments	7,233	7,233	—	—	—	—
Line of credit (1)	10,000	10,000	—	—	—	—

Total future contractual commitments	$20,549	$18,121	$1,206	$736	$486	$—

(1)	The specified payment period reflects our current intent to repay all outstanding borrowings within the current year. However, the maturity date under the WFB Facility is March 12, 2014.

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

Purchase Commitments

The purchase commitments shown above represent non-cancellable inventory purchase commitments as of June 30, 2012. The inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by us at time of order.

Line of Credit

The line of credit obligation has been recorded as a liability on our balance sheet. The line of credit obligation amount shown above represents the scheduled principal repayment, but not the associated interest payments which may vary based on changes in market interest rates. At June 30, 2012, the interest rate under the WFB Facility was 3.97%.

As of June 30, 2012, we had $10.0 million outstanding under our line of credit under the WFB Facility and an additional $11.4 million committed as security for various letters of credit. See above under “Cash Management” for further information about the WFB Facility.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Cash	$13,130	$18,124
Money Market Funds	—	66

	$13,130	$18,190

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts. Cash and cash equivalents are principally held with various domestic financial institutions with high credit standing. We perform ongoing credit evaluations of our customers and generally do not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended June 30, 2012, GVT and Axtel accounted for 10% and 11% of net revenue compared to 7% and 8% of net revenue for the same period last year, respectively. For the six months ended June 30, 2012, GVT and Axtel accounted for 12% and 8% of net revenue compared to 7% and 6% of net revenue for the same period last year, respectively.

As of June 30, 2012, Etisalat, GVT and Axtel accounted for 19%, 11% and 13% of net accounts receivable, respectively. As of December 31, 2011, the same customers accounted for 29%, 2% and 24% of net accounts receivable, respectively.

As of June 30, 2012 and December 31, 2011, receivables from customers in countries other than the United States represented 70% and 71%, respectively, of net accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of June 30, 2012, our outstanding debt balance under our WFB Facility was $10.0 million. Interest on the line of credit under our WFB Facility accrues at a floating rate equal to the three-month LIBOR plus a margin of 3.5%. The interest rate on our WFB Facility was 3.97% as of June 30, 2012. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.2 million.

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

We have performed sensitivity analyses as of June 30, 2012 using a modeling technique that measures the impact arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.3 million at June 30, 2012. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2011, other than the risk factor entitled “Our common stock may be delisted from The Nasdaq Capital Market, which could negatively impact the price of our common stock and our ability to access the capital markets,” which has been added to reflect our receipt of a letter regarding our non-compliance with the minimum per share bid price rule. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our common stock may be delisted from The Nasdaq Capital Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is listed on The Nasdaq Capital Market. On June 21, 2012, we received a letter from The Nasdaq Stock Market, or Nasdaq, indicating that, for the last 30 consecutive business days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 minimum per share bid price required for continued inclusion on The Nasdaq Capital Market under Marketplace Rule 5550(a)(2). In accordance with Marketplace Rule 5810(c)3)(A), we were given 180 calendar days from the date of the Nasdaq letter, or until December 18, 2012, to regain compliance with the minimum bid price rule. Our stock price has not closed above $1.00 since the date of the receipt of this letter from Nasdaq. To regain compliance, the closing bid price of our common stock must be at or above $1.00 per share for a minimum of 10 consecutive business days. Nasdaq may, in its discretion, require us to maintain a bid price of at least $1.00 per share for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance. If we do not regain compliance by December 18, 2012, Nasdaq will provide written notification to us that our common stock will be delisted. At that time, we may be eligible for additional time. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse split, if necessary. If we elect to apply for the extension and the requirements are met, we will be granted an additional 180 calendar days. Alternatively, if the Nasdaq staff determines that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our common stock will be subject to delisting. We would then have the right to appeal the delisting determination to a Nasdaq Hearings Panel. We are currently actively monitoring the bid price for our common stock, and will consider available options to resolve the deficiency and regain compliance with the Nasdaq minimum bid price requirement.

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

Item 5.	Other Information

Change of Control Agreements

On August 9, 2012, we entered into change in control severance agreements (the Change in Control Agreements) with the following officers of Zhone: Kirk Misaka, Chief Financial Officer, Treasurer and Secretary, and David Misunas, Vice President, Business Development.

Pursuant to the Change in Control Agreements, in the event that (1) an individual is terminated without “Cause” (as defined in Zhone’s 2001 Stock Incentive Plan, as amended) or (2) following the occurrence of a Change in Control (as defined in Zhone’s 2001 Stock Incentive Plan, as amended), an individual resigns for “Good Reason” (as defined below), we will pay to such individual an amount equal to the greater of (x) the individual’s 2008 annual base salary, prior to giving effect to any voluntary salary reduction, or (y) the individual’s then-current base salary at the time of termination, payable in a lump sum. An individual will be required to sign a general release of claims in to receive the severance payment.

For purposes of the Change in Control Agreements, “Good Reason” means (1) a diminution in an individual’s authority, duties or responsibilities from those in effect immediately prior to the Change in Control, including an adverse change in the individual’s reporting relationship or a change in the named individual to whom such individual reports, (2) a reduction of an individual’s total compensation opportunities, (3) a diminution in the authority, duties or responsibilities of the named individual to whom an individual reports, including a requirement that such individual report to someone other than the Chief Executive Officer of Zhone or someone who reports directly to the Board of Directors of Zhone, or (4) a requirement that an individual relocate his or her principal place of employment by more than 50 miles. An individual must provide notice to us of the existence of one or more of the conditions listed above, within a period not to exceed 90 days of the initial existence of such condition, and we will have a period of 10 days to remedy the condition.

The foregoing description of the Change in Control Agreements is qualified in its entirety by reference to the form of Change in Control Agreement, filed as Exhibit 10.1 hereto, and incorporated herein by reference.

Senior Management Stock Option Acceleration

On August 7, 2012, Zhone’s Board of Directors approved the acceleration of vesting of all unvested options to purchase shares of Zhone common stock that were held by our senior management as of that date. The acceleration was as of August 9, 2012. Options to purchase an aggregate of approximately 308,000 shares of common stock were accelerated. The acceleration of these options was undertaken to partially offset previous reductions in cash compensation and other benefits by our senior management.

The following table summarizes the outstanding options subject to accelerated vesting held by our Chief Executive Officer, Chief Financial Officer and three other most highly compensated senior managers:

Name	Number of Shares Underlying Options Subject to Acceleration	Average Exercise Price ($)
Morteza Ejabat	154,174	1.51
Kirk Misaka	69,375	1.51
David Misunas	11,568	1.51
Brian Caskey	7,712	1.51
Michael Fischer	11,568	1.51

Item 6.	Exhibits

The Exhibit Index on page 25 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the retirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: August 9, 2012	By:	/s/ MORTEZA EJABAT
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Change of Control Severance Agreement

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are otherwise not subject to liability under these sections.