Form 10-Q
period 2012-09-30
ZHONE TECHNOLOGIES INC
filed 2012-11-14
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2012, there were approximately 31,115,849 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$10,274	$18,190
Accounts receivable, net of allowances for sales returns and doubtful accounts of $2,230 as of September 30, 2012 and $2,024 as of December 31, 2011	26,106	31,598
Inventories	25,379	27,393
Prepaid expenses and other current assets	2,619	2,672

Total current assets	64,378	79,853
Property and equipment, net	637	608
Restricted cash	—	58
Other assets	214	213

Total assets	$65,229	$80,732

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,663	$11,797
Line of credit	10,000	15,000
Accrued and other liabilities	8,363	10,029

Total current liabilities	30,026	36,826
Other long-term liabilities	4,018	4,379

Total liabilities	34,044	41,205

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 31,106 and 30,820 shares as of September 30, 2012 and December 31, 2011, respectively	31	31
Additional paid-in capital	1,072,786	1,071,390
Other comprehensive income	213	237
Accumulated deficit	(1,041,845)	(1,032,131)

Total stockholders’ equity	31,185	39,527

Total liabilities and stockholders’ equity	$65,229	$80,732

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue	$29,198	$30,204	$87,095	$91,070
Cost of revenue	20,966	19,930	61,211	59,151

Gross profit	8,232	10,274	25,884	31,919

Operating expenses:
Research and product development	5,090	5,294	14,835	16,259
Sales and marketing	4,976	5,557	14,516	16,450
General and administrative	2,305	2,154	6,118	6,318

Total operating expenses	12,371	13,005	35,469	39,027

Operating loss	(4,139)	(2,731)	(9,585)	(7,108)
Interest expense	(26)	(33)	(53)	(110)
Other income (expense), net	(19)	29	(13)	101

Loss before income taxes	(4,184)	(2,735)	(9,651)	(7,117)
Income tax provision (benefit)	14	13	63	(33)

Net loss	$(4,198)	$(2,748)	$(9,714)	$(7,084)

Other comprehensive loss – foreign currency translation adjustments	$(8)	$(30)	$(24)	$(37)

Comprehensive loss	$(4,206)	$(2,778)	$(9,738)	$(7,121)

Basic and diluted net loss per share	$(0.14)	$(0.09)	$(0.31)	$(0.23)

Weighted average shares outstanding used to compute basic and diluted net loss per share	31,086	30,701	30,927	30,645

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(9,714)	$(7,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	234	1,343
Stock-based compensation	1,266	1,454
Provision for sales returns and doubtful accounts	1,651	1,327
Impairment of fixed assets	61	—
Loss on disposal of fixed assets	5	—
Changes in operating assets and liabilities:
Accounts receivable	3,841	1,567
Inventories	2,014	1,590
Prepaid expenses and other current assets	53	(69)
Other assets	(1)	142
Accounts payable	(134)	279
Accrued and other liabilities	(2,027)	(2,772)

Net cash used in operating activities	(2,751)	(2,223)

Cash flows from investing activities:
Purchases of property and equipment	(329)	(1,227)
Restricted cash	58	—

Net cash used in investing activities	(271)	(1,227)

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP plan	130	147
Net payments under line of credit	(5,000)	—

Net cash (used in) provided by financing activities	(4,870)	147

Effect of exchange rate changes on cash	(24)	(37)

Net decrease in cash and cash equivalents	(7,916)	(3,340)
Cash and cash equivalents at beginning of period	18,190	21,174

Cash and cash equivalents at end of period	$10,274	$17,834

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has continued to incur losses in 2011 and the nine months ended September 30, 2012. As of September 30, 2012, the Company had approximately $10.3 million in cash and cash equivalents and $10.0 million in current debt outstanding under its revolving line of credit and letter of credit facility (the “WFB Facility”). The Company currently expects to repay the WFB Facility within the next twelve months. The Company entered into its WFB Facility to provide liquidity and working capital through March 12, 2014, as discussed in Note 6.

The global unfavorable economic and market conditions could impact the Company’s business in a number of ways, including:

•	Potential deferment of purchases and orders by customers;

•	Customers’ inability to obtain financing to make purchases from the Company and/or maintain their business;

•	Negative impact from increased financial pressures on third-party dealers, distributors and retailers;

•	Intense competition in the communication equipment market;

•	Commercial acceptance of the Company’s SLMS products; and

•	Negative impact from increased financial pressures on key suppliers.

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

In most instances, particularly as it relates to products, the Company is not able to establish vendor-specific objective evidence of selling price (“VSOE”) for all deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on third-party evidence of selling price (“TPE”). Generally, the Company’s marketing strategy differs from that of the Company’s peers and the Company’s offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE for the Company’s products.

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

(f)	Fair Value of Financial Instruments

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

The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet as of September 30, 2012 and December 31, 2011, but require disclosure of their fair values: cash and cash equivalents and debt. The estimated fair value of such instruments at September 30, 2012 and December 31, 2011 approximated their carrying value as reported on the condensed consolidated balance sheet. The fair value of cash and cash equivalents would be categorized as Level 1 at September 30, 2012 and December 31, 2011. The fair value of the Company’s debt obligations approximated fair value based on Level 2 inputs at September 30, 2012 and December 31, 2011. The fair value of debt is determined using the income approach based on the present value of the estimated cash flows.

The Company had no financial assets and liabilities as of September 30, 2012 recorded at fair value.

(g)	Concentration of Risk

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three and nine months ended September 30, 2012, Axtel S.A.B. DE C.V. (“Axtel”) accounted for 17% and 11% of net revenue, respectively. For the three and nine months ended September 30, 2011, the same customer accounted for 9% and 7% of net revenue, respectively.

As of September 30, 2012, Axtel and Emirates Telecommunications Corporation (“Etisalat”) accounted for 30% and 17% of net accounts receivable, respectively. As of December 31, 2011, the same customers accounted for 24% and 29% of net accounts receivable, respectively.

As of September 30, 2012 and December 31, 2011, receivables from customers in countries other than the United States represented 75% and 71%, respectively, of net accounts receivable.

(h)	Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives. Useful lives of all property and equipment range from 3 to 5 years. Leasehold improvements are generally amortized over the shorter of their useful lives or the remaining lease term.

(i)	Inventories

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) method. In assessing the net realizable value of inventories, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. Once inventory has been written down to its estimated net realizable value, its carrying value cannot be increased due to subsequent changes in demand forecasts. To the extent that a severe decline in forecasted demand occurs, or the Company experiences a higher incidence of inventory obsolescence due to rapidly changing technology and customer requirements, the Company may incur significant charges for excess inventory.

(2)	Cash and Cash Equivalents

Cash and cash equivalents as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Cash and Cash Equivalents:
Cash	$10,274	$18,124
Money Market Funds	—	66

	$10,274	$18,190

(3)	Inventories

Inventories as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012	December 31, 2011
Inventories:
Raw materials	$15,126	$16,770
Work in process	2,441	2,985
Finished goods	7,812	7,638

	$25,379	$27,393

(4)	Property and Equipment, net

Property and equipment, net, as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012	December 31, 2011
Property and equipment:
Machinery and equipment	$9,149	$9,043
Computers and acquired software	4,165	4,076
Furniture and fixtures	248	310
Leasehold improvements	2,067	2,067

	15,629	15,496
Less accumulated depreciation and amortization	(14,992)	(14,888)

	$637	$608

Depreciation and amortization expense associated with property and equipment amounted to $0.2 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively.

(5)	Net Loss Per Share

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

The following tables set forth potential common stock that is not included in the diluted net loss per share calculation because their effect would be anti-dilutive for the periods indicated (in thousands, except exercise price per share data):

	Three Months Ended September 30, 2012	Weighted Average Exercise Price	Nine Months Ended September 30, 2012	Weighted Average Exercise Price
Warrants	7	$116.54	7	$116.54
Outstanding stock options and unvested restricted shares	5,692	$2.01	5,692	$2.01

	5,699		5,699

	Three Months Ended September 30, 2011	Weighted Average Exercise Price	Nine Months Ended September 30, 2011	Weighted Average Exercise Price
Warrants	7	$116.54	7	$116.54
Outstanding stock options and unvested restricted shares	5,789	$2.60	5,789	$2.60

	5,796		5,796

(6)	Debt

Credit Facility

In March 2012, the Company entered into its $25.0 million WFB Facility with WFB to provide liquidity and working capital through March 12, 2014.

Under the WFB Facility, the Company has the option of borrowing funds at agreed upon interest rates. The amount that the Company is able to borrow under the WFB Facility varies based on eligible accounts receivable, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for various letters of credit, which at September 30, 2012 was $11.4 million. To maintain availability of funds under the WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.

Under the WFB Facility, $10.0 million was outstanding at September 30, 2012. In addition, $11.4 million was committed as security for various letters of credit and the Company had $0.5 million unused availability under the WFB Facility as of September 30, 2012. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.5%. The interest rate on the WFB Facility was 3.90% at September 30, 2012.

The Company’s obligations under the WFB Facility are secured by substantially all of its personal property assets and those of its subsidiaries that guarantee the WFB Facility, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company does not comply with the various covenants and other requirements under the WFB Facility, WFB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the WFB Facility. As of September 30, 2012, the Company was in compliance with these covenants.

(7)	Stock-Based Compensation

As of September 30, 2012, the Company had two types of share-based compensation plans related to stock options and employee stock purchases. The compensation cost that has been charged as an expense in the statement of comprehensive loss for those plans was $1.3 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Compensation expense relating to employee stock options	$819	$905	$1,251	$1,355
Compensation expense relating to non-employees	—	—	—	61
Compensation expense relating to Employee Stock Purchase Plan	15	26	15	38

Stock-based compensation expense	$834	$931	$1,266	$1,454

Stock Options

The Company’s stock-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company has two active stock option plans, the Amended and Restated Special 2001 Stock Incentive Plan and the Amended and Restated 2001 Stock Incentive Plan. Stock options are primarily issued from the Amended and Restated 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company. As of September 30, 2012, 0.9 million shares were available for grant under these plans.

The assumptions used to value option grants for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Expected term	4.7 years	4.7 years	4.7 years	4.7 years
Expected volatility	96%	94%	96%	94%
Risk free interest rate	0.62%	0.96%	0.74%	1.20%

The following table sets forth the summary of option activity under the stock option program for the three and nine months ended September 30, 2012 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	5,700	$2.40	4.45	$951
Granted	15	$1.10
Canceled/Forfeited	(107)	$14.08
Exercised	(33)	$0.56

Outstanding as of March 31, 2012	5,575	$2.18	4.19	$1,584

Granted	278	$0.89
Canceled/Forfeited	(64)	$10.60
Exercised	(21)	$0.50

Outstanding as of June 30, 2012	5,768	$2.03	4.14	$416

Granted	5	$0.62
Canceled/Forfeited	(102)	$2.64
Exercised	(31)	$0.50

Outstanding as of September 30, 2012	5,640	$2.03	3.87	$282

Vested and expected to vest at September 30, 2012	5,557	$2.08	3.88	$282

Vested and exercisable at September 30, 2012	5,168	$2.08	3.91	$278

As of September 30, 2012, there was $0.5 million of unrecognized compensation costs, adjusted for estimated forfeitures related to unvested stock-based payments granted, which are expected to be recognized over a weighted average period of 2.0 years.

On August 9, 2012, the Company’s board of directors approved the acceleration of vesting of all unvested options to purchase shares of Zhone common stock that were held by the Company’s senior management and employees as of that date. The acceleration for shares held by senior management was effective as of August 9, 2012 and the acceleration of shares held by the general employee group was effective as of September 30, 2012. Options to purchase an aggregate of approximately 0.6 million shares of Zhone common stock were subject to the acceleration and resulted in a compensation charge of $0.7 million which was fully expensed in the three month period ended September 30, 2012. The acceleration of these options was undertaken to partially offset previous reductions in cash compensation and other benefits by the Company’s senior management and employees.

(8)	Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2012 (remainder of the year)	$460
2013	1,254
2014	774
2015	577
2016 and thereafter	—

Total minimum lease payments	$3,065

Warranties

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011
Beginning balance	$1,546	$1,683
Charged to cost of revenue	884	765
Claims and settlements	(857)	(932)

Ending balance	$1,573	$1,516

Other Commitments

The Company is currently under audit examination by several state taxing authorities for non-income based taxes. The Company has reserved an estimated amount which the Company believes is sufficient to cover potential claims.

Performance Bonds

In the normal course of operations, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $7.4 million as of September 30, 2012.

Purchase Commitments

The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding was $5.0 million as of September 30, 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue by Geography:
United States	$11,534	$11,807	$34,016	$36,534
Canada	676	1,264	3,151	2,951

Total North America	12,210	13,071	37,167	39,485

Latin America	7,500	8,520	23,149	22,683
Europe, Middle East, Africa	8,757	8,010	24,859	27,951
Asia Pacific	731	603	1,920	951

Total International	16,988	17,133	49,928	51,585

	$29,198	$30,204	$87,095	$91,070

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue by Products and Services:
Products	$28,144	$28,832	$83,609	$87,408
Services	1,054	1,372	3,486	3,662

Total	29,198	30,204	87,095	91,070

(10)	Income Taxes

The total amount of unrecognized tax benefits, including interest and penalties, at September 30, 2012 was not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits during the quarters ended September 30, 2012 and 2011. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

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

Since inception, we have incurred significant operating losses and had an accumulated deficit of $1,041.8 million as of September 30, 2012, and we expect that our operating losses may continue. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States and the rest of the world do not continue to improve or deteriorate, we may experience material adverse impacts on our business, operating results and financial condition.

Going forward, our key financial objectives include the following:

•	Increasing revenue while continuing to carefully control costs;

•	Continued investments in strategic research and product development activities that will provide the maximum potential return on investment; and

•	Minimizing consumption of our cash and cash equivalents.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue	100%	100%	100%	100%
Cost of revenue	72%	66%	70%	65%

Gross profit	28%	34%	30%	35%

Operating expenses:
Research and product development	17%	18%	17%	18%
Sales and marketing	17%	18%	17%	18%
General and administrative	8%	7%	7%	7%

Total operating expenses	42%	43%	41%	43%

Operating loss	(14)%	(9)%	(11)%	(8)%
Interest expense	0%	0%	0%	0%
Interest income	0%	0%	0%	0%
Other income, net	0%	0%	0%	0%

Loss before income taxes	(14)%	(9)%	(11)%	(8)%
Income tax provision (benefit)	0%	0%	0%	0%

Net loss	(14)%	(9)%	(11)%	(8)%

Other comprehensive loss – foreign currency translation adjustments	0%	0%	0%	0%
Comprehensive loss	(14)%	(9)%	(11)%	(8)%

Net Revenue

Information about our net revenue for products and services for the three and nine months ended September 30, 2012 and 2011 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Increase (Decrease)	% Change	2012	2011	Increase (Decrease)	% Change
Products	$28.1	$28.8	$(0.7)	(2)%	$83.6	$87.4	$(3.8)	(4)%
Services	1.1	1.4	(0.3)	(21)%	3.5	3.7	(0.2)	(5)%

Total	$29.2	$30.2	$(1.0)	(3)%	$87.1	$91.1	$(4.0)	(4)%

Information about our net revenue for North America and international markets for the three and nine months ended September 30, 2012 and 2011 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Increase (Decrease)	% change	2012	2011	Increase (Decrease)	% change
Revenue by geography:
United States	$11.5	$11.8	$(0.3)	(3)%	$34.0	$36.5	$(2.5)	(7)%
Canada	0.7	1.3	(0.6)	(46)%	3.2	3.0	0.2	7%

Total North America	12.2	13.1	(0.9)	(7)%	37.2	39.5	(2.3)	(6)%

Latin America	7.5	8.5	(1.0)	(12)%	23.1	22.7	0.4	2%
Europe, Middle East, Africa	8.8	8.0	0.8	10%	24.9	27.9	(3.0)	(11)%
Asia Pacific	0.7	0.6	0.1	17%	1.9	1.0	0.9	90%

Total International	17.0	17.1	(0.1)	(1)%	49.9	51.6	(1.7)	(3)%

Total	$29.2	$30.2	$(1.0)	(3)%	$87.1	$91.1	$(4.0)	(4)%

For the three months ended September 30, 2012, net revenue decreased 3% or $1.0 million to $29.2 million from $30.2 million for the same period last year. For the nine months ended September 30, 2012, net revenue decreased 4% or $4.0 million to $87.1 million from $91.1 million for the same period last year.

For the three months ended September 30, 2012, product revenue decreased 2% or $0.7 million to $28.1 million, compared to $28.8 million for the same period last year. For the nine months ended September 30, 2012, product revenue decreased 4% or $3.8 million to $83.6 million, compared to $87.4 million for the same period last year.

The decreases in net revenue and product revenue during the three months ended September 30, 2012 were primarily due to fewer sales of our products in Latin America compared to the prior year, which were partially offset by increases in sales of our products to customers in the Middle East and Asia. The decreases in net revenue and product revenue for the nine months ended September 30, 2012 were primarily due to fewer sales of our products in the Middle East and the United States compared to the prior year, which were partially offset by increases in sales of our products to customers in Latin America and Asia.

For the three months ended September 30, 2012, service revenue decreased by 21% or $0.3 million to $1.1 million, compared to $1.4 million for the same period last year. For the nine months ended September 30, 2012, service revenue decreased by 5% or $0.2 million to $3.5 million, compared to $3.7 million for the same period last year. Service revenue represents revenue from maintenance and other services associated with product shipments.

International net revenue decreased 1% or $0.1 million to $17.0 million for the three months ended September 30, 2012 from $17.1 million for the same period last year, and represented 58% of total net revenue compared with 57% during the same period last year. For the nine months ended September 30, 2012, international net revenue decreased 3% or $1.7 million to $49.9 million from $51.6 million for the same period last year, and represented 57% of total net revenue for both periods. The decrease in international net revenue during the three months ended September 30, 2012 was primarily due to fewer sales of our products in Latin America, which were partially offset by increases in sales of products to customers in the Middle East. The decrease in international net revenue during the nine months ended September 30, 2012 was primarily due to decreases in sales as compared with the same period last year in the Middle East, partially offset by increases in sales to customers in Asia and Latin America.

For the three and nine months ended September 30, 2012, Axtel S.A.B. DE C.V. (Axtel) represented 17% and 11% of net revenue, respectively. For the three and nine months ended September 30, 2011, the same customer accounted for 9% and 7% of net revenue, respectively. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, increased $1.1 million or 5% to $21.0 million for the three months ended September 30, 2012 compared to $19.9 million for the same period last year. Cost of revenue increased $2.0 million or 3% to $61.2 million for the nine months ended September 30, 2012 compared to $59.2 million for the same period last year. The increase in cost of revenue for the three and nine months ended September 30, 2012 was primarily due to changes in product mix. In addition, we had previously recorded $0.7 million and $0.1 million in credits to our income statement in the quarters ended June 30, 2011, and September 30, 2011, respectively, as a result of vendor liabilities identified on the consolidated balance sheet where the applicable statute of limitations had expired. Gross margin decreased for both the three and nine months ended September 30, 2012 as compared with the same periods last year due to greater sales of products with lower gross margin, such as the GPON products. Total cost of revenue was 72% and 66% of net revenue for the three months ended September 30, 2012 and 2011, respectively, and 70% and 65% of net revenue for the nine months ended September 30, 2012 and 2011, respectively.

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

Research and Product Development Expenses

Research and product development expenses decreased 4% or $0.2 million to $5.1 million for the three months ended September 30, 2012, compared to $5.3 million for the three months ended September 30, 2011, and decreased 9% or $1.5 million to $14.8 million from $16.3 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The decrease in the three and nine months ended September 30, 2012 was primarily due to decreased depreciation expense as a result of a fixed asset impairment in the fourth quarter of 2011 and decreases in allocated facility costs.

Sales and Marketing Expenses

Sales and marketing expenses decreased 11% or $0.6 million to $5.0 million from $5.6 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, and decreased 12% or $1.9 million to $14.5 million from $16.4 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The decrease for the three months ended September 30, 2012 was primarily due to a $0.3 million decrease in sales expenses from continued cost reductions in travel and consulting expenses, and decreased commissions, as well as a decrease in marketing and customer service related personnel expenses of $0.2 million. The decrease for the nine months ended September 30, 2012 was primarily due to decreases in sales expense of $1.1 million from continued cost reductions in personnel and consulting expenses, and decreased commissions, as well as decreases of $0.4 million in marketing expenses and $0.3 million in customer service related expenses.

General and Administrative Expenses

General and administrative expenses increased 7% or $0.1 million to $2.3 million from $2.2 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, and decreased 3% or $0.2 million to $6.1 million from $6.3 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase for the three months ended September 30, 2012 was primarily due to an increase of $0.1 million in bad debt expense. The decrease for the nine months ended September 30, 2012 was primarily due a reduction of $0.4 million in depreciation expense as a result of a fixed asset impairment in the fourth quarter of 2011, as well as a decrease of $0.3 million in stock-based compensation expense. These decreases were partially offset by an increase of $0.4 million in bad debt expense.

Income Tax Provision

During the three and nine months ended September 30, 2012 and 2011, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

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

Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(4,198)	$(2,748)	$(9,714)	$(7,084)
Add:
Interest expense	26	33	53	110
Provision for taxes	14	13	63	(33)
Depreciation and amortization	77	447	234	1,343
Non-cash equity-based compensation expense	834	931	1,266	1,454

Adjusted EBITDA	$(3,247)	$(1,324)	$(8,098)	$(4,210)

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At September 30, 2012, cash and cash equivalents were $10.3 million compared to $18.2 million at December 31, 2011. The $7.9 million decrease in cash and cash equivalents was attributable to net cash used in financing and operating activities of $4.9 million and $2.8 million, respectively.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2012 was $2.8 million and consisted of a net loss of $9.7 million, adjusted for non-cash charges totaling $3.2 million and a decrease in net operating assets totaling $3.7 million. The most significant components of the changes in net operating assets were a decrease of $3.8 million in accounts receivable and a decrease of $2.0 million in inventories, offset by a decrease of $2.0 million in accrued and other liabilities. The decrease in accounts receivable was primarily the result of significant cash collections from several large customers in the current year period. The decrease in inventories was primarily due to better utilization of inventory in the current year period. The decrease in accrued and other liabilities was comprised of the decrease in the operating lease liability related to our Largo facility of $0.8 million, non-cash decreases in the deferred gain and leasehold improvement allowance of $0.6 million, and reduced personnel accruals of $0.2 million.

Net cash used in operating activities for the nine months ended September 30, 2011 was $2.2 million and consisted of a net loss of $7.1 million, adjusted for non-cash charges totaling $4.1 million and a decrease in operating assets totaling $0.7 million. The most significant components of the changes in net operating assets were decreases of $2.8 million in accrued and other liabilities and offsetting decreases in inventories and accounts receivable of $1.6 million and $1.6 million, respectively. The decrease in accrued and other liabilities was comprised of reduced personnel accruals of $0.6 million, continued reduction of the operating lease liability related to our Largo facility of $1.5 million, a decrease of $0.1 million in other accrual accounts, and the non-cash decreases in the deferred gain and leasehold improvement allowance of $0.6 million from the campus sale-leaseback transaction in the third quarter of 2010 due to continued amortization. The decrease in inventories was primarily due to better utilization of inventory in the current period, and the decrease in accounts receivable was due to significant cash collections in the nine months ended September 30, 2011 which were in excess of the additional receivables booked.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012 was $0.3 million compared to $1.2 million for the same period last year. Net cash used in investing activities for both periods consisted primarily of purchases of property and equipment.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2012 was $4.9 million and consisted of repayments of debt of $5.0 million, partially offset by proceeds related to exercises of stock options and purchases under our Employee Stock Purchase Plan of $0.1 million. Net cash provided by financing activities for the nine months ended September 30, 2011 consisted of proceeds related to exercises of stock options of $0.1 million.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents which totaled $10.3 million at September 30, 2012, and our $25.0 million revolving line of credit and letter of credit facility, or the WFB Facility, with Wells Fargo Bank, or WFB. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents will continue to be consumed by operations.

In March 2012, we entered into our $25.0 million WFB Facility to provide liquidity and working capital through March 12, 2014.

Under the WFB Facility, we have the option of borrowing funds at agreed upon interest rates. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable, as defined in the agreement, as long as the aggregate principal amount outstanding does not exceed $25.0 million less the amount committed as security for various letters of credit, which at September 30, 2012 was $11.4 million. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.

Under the WFB Facility, $10.0 million was outstanding at September 30, 2012. In addition, $11.4 million was committed as security under various letters of credit and we had $0.5 million unused availability under the WFB Facility as of September 30, 2012. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.5%. The interest rate on our WFB Facility was 3.90% at September 30, 2012.

Our obligations under the WFB Facility are secured by substantially all of our personal property assets and those of our subsidiaries that guarantee the WFB Facility, including our intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we do not comply with the various covenants and other requirements under the WFB Facility, WFB is entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. As of September 30, 2012, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.

Future Requirements and Funding Sources

Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. Our operating lease commitments include $1.9 million of future minimum lease payments spread over the five-year lease term under the lease agreement we entered into in September 2011 with respect to our Oakland, California campus following the sale of our campus in a sale-leaseback transaction.

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of September 30, 2012, Axtel and Emirates Telecommunications Corporation (Etisalat) accounted for 30% and 17% of net accounts receivable, respectively, and receivables from customers in countries other than the United States of America represented 75% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

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

Contractual Commitments and Off-Balance Sheet Arrangements

At September 30, 2012, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2012	2013	2014	2015	2016 and Thereafter
Operating leases	$3,065	$460	$1,254	$774	$577	$—
Purchase commitments	4,971	4,971	—	—	—	—
Line of credit (1)	10,000	10,000	—	—	—	—

Total future contractual commitments	$18,036	$15,431	$1,254	$774	$577	$—

(1)	The specified payment period reflects our current intent to repay all outstanding borrowings within the current year. However, the maturity date under the WFB Facility is March 12, 2014.

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

Purchase Commitments

The purchase commitments shown above represent non-cancellable inventory purchase commitments as of September 30, 2012. The inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by us at time of order.

Line of Credit

The line of credit obligation has been recorded as a liability on our balance sheet. The line of credit obligation amount shown above represents the scheduled principal repayment, but not the associated interest payments which may vary based on changes in market interest rates. At September 30, 2012, the interest rate under the WFB Facility was 3.90%.

As of September 30, 2012, we had $10.0 million outstanding under our line of credit under the WFB Facility and an additional $11.4 million committed as security for various letters of credit. See above under “Cash Management” for further information about the WFB Facility.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Cash	$10,274	$18,124
Money Market Funds	—	66

	$10,274	$18,190

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts. Cash and cash equivalents are principally held with various domestic financial institutions with high credit standing. We perform ongoing credit evaluations of our customers and generally do not require collateral. Allowances are maintained for potential doubtful accounts. For the three and nine months ended September 30, 2012, Axtel accounted for 17% and 11% of net revenue, respectively. For the three and nine months ended September 30, 2011, the same customer accounted for 9% and 7% of net revenue, respectively.

As of September 30, 2012, Axtel and Etisalat accounted for 30% and 17% of net accounts receivable, respectively. As of December 31, 2011, the same customers accounted for 24% and 29% of net accounts receivable, respectively.

As of September 30, 2012 and December 31, 2011, receivables from customers in countries other than the United States represented 75% and 71%, respectively, of net accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of September 30, 2012, our outstanding debt balance under our WFB Facility was $10.0 million. Interest on the line of credit under our WFB Facility accrues at a floating rate equal to the three-month LIBOR plus a margin of 3.5%. The interest rate on our WFB Facility was 3.90% as of September 30, 2012. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.2 million.

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

We have performed sensitivity analyses as of September 30, 2012 using a modeling technique that measures the impact arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.3 million at September 30, 2012. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by our Quarterly Report on Form 10-Q for the three months ended June 30, 2012 and filed with the SEC on August 9, 2012, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2011 (as so updated). The risks described in our Annual Report on Form 10-K (as so updated) are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5.	Other Information

On November 13, 2012, we entered into a second amended and restated employment agreement with Morteza Ejabat, our Chief Executive Officer (the Restated Employment Agreement), which, among other matters, amended Mr. Ejabat’s rights to compensation in the event his employment is terminated by us without “cause” or by Mr. Ejabat for “good reason.”

The Restated Employment Agreement has an initial term expiring on November 13, 2016, and on each anniversary thereof the term will automatically be extended for one additional year unless either party delivers notice to the other party of its intention not to extend the term. During the term of the Restated Employment Agreement, Mr. Ejabat will serve as Chief Executive Officer of the company, with such duties and responsibilities as are commensurate with the position, and report directly to our Board of Directors. Under the Restated Employment Agreement, Mr. Ejabat will receive certain compensation in the event that his employment is terminated by us without “cause” or by Mr. Ejabat for “good reason.” For purposes of Mr. Ejabat’s Restated Employment Agreement, “cause” is generally defined to include: (1) his willful or continued failure to substantially perform his duties with the company, (2) his conviction of, guilty plea to, or entry of a nolo contendere plea to a felony, (3) his willful or reckless misconduct that has caused or is reasonably likely to cause demonstrable and material financial injury to the company, or (4) his failure to cure the adverse effects of his willful and material breach of certain sections in the Restated Employment Agreement pertaining to disclosure and assignment of inventions, confidentiality and nonsolicitation within the required time. For purposes of Mr. Ejabat’s Restated Employment Agreement, “good reason” is generally defined to include the occurrence of any of the following events without his consent: (1) a material diminution in his base compensation, (2) a material diminution in his authority, duties or responsibilities, (3) a material change in the geographic location at which he must perform his duties, or (4) any other action or inaction that constitutes a material breach by us of our obligations under the Restated Employment Agreement. Specifically, in those events, if such termination occurs prior to a “Change in Control” (as such term is defined in Zhone’s Amended and Restated 2001 Stock Incentive Plan), Mr. Ejabat would be entitled to receive a lump sum payment equal to the greater of (1) his annual salary as in effect immediately prior to the date of termination, and (2) two times his 2008 annual salary prior to giving effect to any voluntary salary reduction. If such termination occurs following a “Change in Control,” Mr. Ejabat would be entitled to receive a lump sum payment equal to the greater of (1) his annual salary as in effect immediately prior to the date of termination and (2) three times his 2008 annual salary prior to giving effect to any voluntary salary reduction.

Mr. Ejabat has agreed to forego his annual base cash compensation effective October 1, 2012 through December 31, 2013, to assist the company in conserving cash for operations. Such voluntary reduction in compensation shall not be considered “good reason” under the Restated Employment Agreement.

The foregoing description of the Restated Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Restated Employment Agreement, filed as Exhibit 10.1 hereto, and incorporated herein by reference.

Item 6.	Exhibits

The Exhibit Index on page 28 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the retirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: November 14, 2012	By:	/s/ MORTEZA EJABAT
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Second Amended and Restated Employment Agreement, dated as of November 13, 2012, by and between Zhone Technologies, Inc. and Morteza Ejabat

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are otherwise not subject to liability under these sections.