Form 10-K
period 2012-12-31
ZHONE TECHNOLOGIES INC
filed 2013-03-15
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 1, 2013, there were 31,120, 165 shares outstanding of the registrant’s common stock, $0.001 par value. As of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of common stock held by non-affiliates of the registrant was approximately $16,272,124.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

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

In addition to our established product offerings, Zhone launched our flagship MXK IP Multi-service Terabit Access Concentrator (MXK) and multiple new Optical Line Terminal (OLT) and outdoor units in late 2009. Our MXK product is a converged multi-services access platform that can be configured as a Gigabit Passive Optical Network (GPON) or Active Ethernet OLT. The MXK GPON line module is ITU-T G.984 compliant, delivering data throughputs of up to 2.5 Gbps downstream and 1.25 Gbps upstream. Each line card is designed for up to 64 passive splits per fiber. Active Ethernet delivers up to 100 Mbps point-to-point from a 20-port card. In 2012, we shipped more than 2,200 MXK systems to new and existing customers globally. MXK continues to be widely deployed by service providers around the world, with more than 4,400 total MXK units now deployed at over 150 service providers in more than 40 countries. Also in 2012, Zhone launched our new FiberLAN Optical LAN solution (OLS). We believe FiberLAN OLS is one of the most cost-effective, efficient and environmentally friendly alternatives to existing copper based Ethernet LAN infrastructure. Our FiberLAN OLS is comprised of our MXK OLT and zNID ONT, and delivers GPON-based LAN services to enterprises.

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

Industry Background

Over the past decade, the communications network industry has experienced rapid expansion as the internet and the proliferation of bandwidth intensive applications and services have led to an increased demand for high bandwidth communications networks. The broad adoption of new technologies such as smartphones, digital cameras and high definition televisions allow music, pictures, user-generated content (as found on the many video-sharing sites) and high definition video to be a growing part of consumers’ regular exchange of information. In recent years, the growth of social communications and social networking has continued to place demands on existing copper based access infrastructure and new consumer demands are challenging even the newest and most advanced infrastructures. All of these new technologies share a common dependency on high bandwidth communication networks and sophisticated traffic management tools. However, network service providers have struggled to meet the increased demand for high speed broadband access due to the constraints of the existing communications network infrastructure. This infrastructure consists of two interconnected networks:

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

The Zhone Strategy

Our strategy has been to combine internal development with acquisitions of established access equipment vendors to achieve the critical mass required of telecommunications equipment providers. We expect that our future growth will focus primarily on organic growth in emerging technology markets. Going forward, the key elements of our strategy include:

•

Expanding Our Infrastructure to Meet Service Provider Needs. Network service providers require extensive support and integration with manufacturers to deliver reliable, innovative and cost-effective services. By combining advanced, computer-aided design, test and manufacturing systems with experienced, customer-focused management and technical staff, we believe that we have established the critical mass required to fully support global service provider requirements. We continue to expand our infrastructure through ongoing development and strategic relationships, continuously improving quality, reducing costs and accelerating delivery of advanced solutions.

•

Continuing the Development and Enhancement of Our SLMS Products. Our SLMS architecture is the cornerstone of our product development strategy. The design criteria for SLMS products include carrier-class reliability, multi-protocol and multi-service support, and ease of provisioning. We intend to continue to introduce SLMS products that offer the configurations and feature sets that our customers require. In addition, we have introduced products that adhere to the standards, protocols and interfaces dictated by international standards bodies and service providers. In 2009, we introduced our MXK product, a new flagship SLMS product that provides a converged multi-services access platform. In 2012, we launched our new FiberLAN OLS, a cost-effective, efficient and environmentally friendly alternative to existing copper-based Ethernet LAN infrastructure. To facilitate the rapid development of our existing and new SLMS architecture and products, we have established engineering teams responsible for each critical aspect of the architecture and products. We intend to continue to leverage our expertise in voice, data and video technologies to enhance our SLMS architecture, supporting new services, protocols and technologies as they emerge. To further this objective, we intend to continue investing in research and development efforts to extend the SLMS architecture and introduce new SLMS products.

•

Delivering Full Customer Solutions. In addition to delivering hardware and software product solutions, we provide customers with pre-sales and post-sales support, education and professional services to enable our customers to more efficiently deploy and manage their networks. We provide customers with application notes, business planning information, web-based and phone-based troubleshooting assistance and installation guides. Our support programs provide a comprehensive portfolio of support tools and resources that enable our customers to effectively sell to, support and expand their subscriber base using our products and solutions.

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

Our SLMS products include:

Category	Product	Function
Broadband Aggregation and Service	MXK	Multi-Service Terabit Access Concentrator
	MALC	Multi-Access Line Concentrator
	MXP/MX	Scalable 1U SLMS VDSL2/Active Ethernet
	MALC-OLT	FTTx Optical Line Terminal
	4000 /8000 /12000	DSLAMs
Customer Premise Equipment (CPE)	EtherXtend	Ethernet Over Copper
	15xx, 67xx, 65xx	Wireline/Wireless DSL Modems
	16xx, 17xx, 6xxx zNID	Wireline/Wireless DSL Modems Optical Network Terminals
Network and Subscriber Management	ZMS	Zhone Management System

Legacy, Service and Other Products

Our legacy products support a variety of voice and data services, and are broadly deployed by service providers worldwide. Our main legacy product during 2012 and 2011 was our IMACS product which functions as a multi-access multiplexer.

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

Customers

We sell our products and services to network service providers that offer voice, data and video services to businesses, governments, utilities and residential consumers. Our global customer base includes regional, national and international telecommunications carriers. To date, our products are deployed by over 750 network service providers on six continents worldwide. Axtel S.A.B. DE C.V. (Axtel) accounted for 10% of net revenue in 2012 and 9% of net revenue in 2011. Emirates Telecommunications Corporation (Etisalat) accounted for 8% of net revenue in 2012 and 15% of net revenue in 2011. No other customer accounted for 10% or more of net revenue during either period.

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

We continue our commitment to invest in leading edge technology research and development. Our research and product development expenditures were $18.5 million, $21.4 million, and $21.2 million, in 2012, 2011 and 2010, respectively. All of our expenditures for research and product development costs, as well as stock-based compensation expense relating to research and product development, have been expensed as incurred. These amounts include stock-based compensation of $0.3 million, $0.2 million, and $0.4 million for 2012, 2011, and 2010, respectively. We plan to continue to support the development of new products and features, while seeking to carefully manage associated costs through expense controls.

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

Backlog

Our backlog consists of purchase orders for products and services that we expect to ship or perform within the next year. At December 31, 2012, our backlog was $6.9 million, as compared to $7.3 million at December 31, 2011. We consider backlog to be an indicator, but not the sole predictor, of future sales because our customers may cancel or defer orders without penalty.

Competition

We compete in the communications equipment market, providing products and services for the delivery of voice, data and video services. This market is characterized by rapid change, converging technologies and a migration to solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors, including Alcatel-Lucent, Calix, Adtran, Huawei, and ZTE, among others. In addition, a number of companies have introduced products that address the same network needs that our products address, both domestically and abroad. The overall number of our competitors may increase, and the identity and composition of competitors may change. As we continue to expand our sales globally, we may see new competition in different geographic regions. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. Many of our competitors have greater financial, technical, sales and marketing resources than we do.

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

We design, specify, and monitor all of the tests that are required to meet our quality standards. Our manufacturing and test engineers work closely with our design engineers to ensure manufacturability and testability of our products, and to ensure that manufacturing and testing processes evolve as our technologies evolve. Our manufacturing engineers specify, build, or procure our test stations, establish quality standards and protocols, and develop comprehensive test procedures and processes to assure the reliability and quality of our products. Products that are procured complete or partially complete are inspected, tested, or audited for quality control.

Our manufacturing quality system is ISO-9001:2008 and is certified to ISO-9001:2008 by our external registrar. ISO-9001:2008 ensures our processes are documented, followed, and continuously improved. Internal audits are conducted on a regular schedule by our quality assurance personnel, and external audits are conducted by our external registrar every year. Our quality system is based upon our model for quality assurance in design, development, production, installation, and service to ensure our products meet rigorous quality standards.

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

Employees

As of December 31, 2012, we employed 267 individuals worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Executive Officers

Set forth below is information concerning our executive officers and their ages as of December 31, 2012.

Name	Age	Position
Morteza Ejabat	62	Chief Executive Officer, President and Chairman of the Board of Directors
Kirk Misaka	54	Chief Financial Officer, Corporate Treasurer and Secretary

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

Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition that could adversely affect our stock price. In addition, public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In addition, if our average market capitalization falls below the carrying value of our assets for an extended period of time as it did in 2011 and 2012, this may indicate that the fair value of our net assets is below their carrying value, and may result in recording impairment charges.

Our common stock may be delisted from the Nasdaq Capital Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is listed on the Nasdaq Capital Market. On June 21, 2012, we received a letter from The Nasdaq Stock Market, or Nasdaq, indicating that, for the last 30 consecutive business days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 minimum per share bid price required for continued inclusion on the Nasdaq Capital Market under Marketplace Rule 5550(a)(2). In accordance with Marketplace Rule 5810(c)3)(A), we were given 180 calendar days from the date of the Nasdaq letter, or until December 18, 2012, to regain compliance with the minimum bid price rule. On December 19, 2012, we received a letter from Nasdaq advising us that we had been granted an additional 180 calendar days to regain compliance with the minimum bid price rule, or until June 17, 2013.

To regain compliance, the closing bid price of our common stock must be at or above $1.00 per share for a minimum of 10 consecutive business days. Nasdaq may, in its discretion, require us to maintain a bid price of at least $1.00 per share for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance. Although our stock price closed above $1.00 between February 19, 2013 and February 25, 2013, there can be no assurance that our stock price will close above the minimum bid price for a consecutive period that is long enough to regain compliance. If we do not regain compliance by June 17, 2013, Nasdaq may provide notice that our common stock will be subject to delisting. We would then have the right to appeal the delisting determination to a Nasdaq Hearings Panel. There can be no assurances that we will be able to regain compliance with the Nasdaq minimum bid price rule and thereby maintain the listing of our common stock.

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

We have incurred significant losses to date and expect that we may continue to incur losses in the foreseeable future. Our net losses for 2012 and 2011 were $9.0 million and $11.7 million, respectively, and we had an accumulated deficit of $1,041.1 million at December 31, 2012. We have significant fixed expenses and expect that we will continue to incur substantial manufacturing, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the ongoing development of our business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to acquisitions and the integration of new technologies and other acquisitions that may occur in the future. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue to achieve or sustain profitability, we will continue to incur substantial operating losses and our stock price could decline.

We have significant debt obligations, which could adversely affect our business, operating results and financial condition.

As of December 31, 2012, we had approximately $10.0 million of total debt outstanding under our $25.0 million revolving line of credit and letter of credit facility (the WFB Facility) with Wells Fargo Bank (WFB), of which all was current. In addition, as of December 31, 2012, $12.6 million was committed as security for various letters of credit under the WFB Facility. We expect to make borrowings from time to time under the WFB Facility. The WFB Facility includes covenants, restrictions and financial ratios that may restrict our ability to operate our business. Our debt obligations could materially and adversely affect us in a number of ways, including:

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

If we default under the WFB Facility because of a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. We were in compliance with our covenants under our WFB Facility as of December 31, 2012. In 2010, we failed to satisfy a financial covenant under our former revolving line of credit and letter of credit facility. Although we were able to obtain a waiver with respect to that default, we cannot give assurances that we will be able to obtain a waiver should a default occur under our WFB Facility in the future. Any acceleration of amounts due could have a material adverse effect on our liquidity and financial condition.

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

Our continued losses reduced our cash and cash equivalents in 2011 and 2012. As of December 31, 2012, we had approximately $11.1 million in cash and cash equivalents and $10.0 million outstanding under our bank lending facility. In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may be required to sell assets, or to borrow on potentially unfavorable terms. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount. We may be unable to sell assets, access additional indebtedness or undertake other actions to meet these needs. As a result, we may become unable to pay our ordinary expenses, including our debt service, on a timely basis. Our current lack of liquidity could harm us by:

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

The target customers for our products are network service providers that operate voice, data and video communications networks. There are a limited number of potential customers in our target market. Axtel accounted for 10% of net revenue in 2012 and 9% of net revenue in 2011. Etisalat accounted for 8% of net revenue in 2012 and 15% of net revenue in 2011. We expect that a significant portion of our future revenue will depend on sales of our products to a limited number of customers. As a result, our revenue for any quarter may be subject to significant volatility based on changes in orders from one or a small number of key customers. Any failure of one or more customers to purchase products from us for any reason, including any downturn in their businesses, would seriously harm our business, financial condition and results of operations.

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

Competition in the communications equipment market is intense. This market is characterized by rapid change, converging technologies and a migration to networking solutions that offer superior advantages. We are aware of many companies in related markets that address particular aspects of the features and functions that our products provide. Currently, our primary competitors include Alcatel-Lucent, Calix, Adtran, Huawei, and ZTE, among others. We also may face competition from other large communications equipment companies or other companies that may enter our market in the future. In addition, a number of companies have introduced products that address the same network needs that our products address, both domestically and abroad. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical, sales and marketing resources than we do and may be able to undertake more extensive marketing efforts, adopt more aggressive pricing policies and provide more customer financing than we can. In particular, we are encountering price-focused competitors from Asia, especially China, which places pressure on us to reduce our prices. If we are forced to reduce prices in order to secure customers, we may be unable to sustain gross margins at desired levels or achieve profitability. Competitive pressures could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which could reduce our revenue and adversely affect our financial results. Moreover, our competitors may foresee the course of market developments more accurately than we do and could develop new technologies that render our products less valuable or obsolete.

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

As of December 31, 2012, we had acquired twelve companies or product lines since we were founded in 1999. Further, we may acquire additional businesses, products or technologies in the future. On an ongoing basis, we may evaluate acquisitions of, or investments in, complementary companies, products or technologies to supplement our internal growth. Also, in the future, we may encounter difficulties identifying and acquiring suitable acquisition candidates on reasonable terms.

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

Our industry is subject to government regulations, which could harm our business.

Our operations are subject to various laws and regulations, including those regulations promulgated by the FCC. The FCC has jurisdiction over the entire communications industry in the United States and, as a result, our existing and future products and our customers’ products are subject to FCC rules and regulations. Changes to current FCC rules and regulations and future FCC rules and regulations could negatively affect our business. The uncertainty associated with future FCC decisions may cause network service providers to delay decisions regarding their capital expenditures for equipment for broadband services. In addition, international regulatory bodies establish standards that may govern our products in foreign markets. The SEC has adopted disclosure rules regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries (DRC) and procedures regarding a manufacturer’s efforts to prevent the sourcing of such conflict minerals. These rules may have the effect of reducing the pool of suppliers who can supply DRC “conflict free” components and parts, and we may not be able to obtain DRC conflict free products or supplies in sufficient quantities for our operations. Also, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins for the conflict minerals used in our products. We are unable to predict the scope, pace or financial impact of government regulations and other policy changes that could be adopted in the future, any of which could negatively impact our operations and costs of doing business. Because of our smaller size, legislation or governmental regulations can significantly increase our costs and affect our competitive position. Changes to or future domestic and international regulatory requirements could result in postponements or cancellations of customer orders for our products and services, which would harm our business, financial condition and results of operations. Further, we cannot be certain that we will be successful in obtaining or maintaining regulatory approvals that may, in the future, be required to operate our business.

The ability of unaffiliated stockholders to influence key transactions, including changes of control, may be limited by significant insider ownership, provisions of our charter documents and provisions of Delaware law.

At December 31, 2012, our executive officers, directors and entities affiliated with them beneficially owned, in the aggregate, approximately 27% of our outstanding common stock. These stockholders, if acting together, will be able to influence substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of our company even if such a transaction would be beneficial to our other stockholders. In addition, provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

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

Price Range of Common Stock

Our common stock is listed on the Nasdaq Capital Market under the symbol “ZHNE.” The following table sets forth, for the periods indicated, the high and low per share sales prices of our common stock as reported on Nasdaq.

2012:
	High	Low
Fourth Quarter ended December 31, 2012	$0.63	$0.40
Third Quarter ended September 30, 2012	0.80	0.50
Second Quarter ended June 30, 2012	1.17	0.65
First Quarter ended March 31, 2012	1.52	0.85

2011:
	High	Low
Fourth Quarter ended December 31, 2011	$1.22	$0.79
Third Quarter ended September 30, 2011	2.50	1.15
Second Quarter ended June 30, 2011	2.87	2.06
First Quarter ended March 31, 2011	3.18	2.20

As of March 1, 2013, there were 1,316 registered stockholders of record. A substantially greater number of holders of Zhone common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

There were no unregistered sales of equity securities during 2012.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of Comprehensive Loss Data:
Net revenue	$115,385	$124,502	$129,036	$126,501	$146,160
Cost of revenue (1)	79,101	80,541	79,864	81,106	101,096

Gross profit	36,284	43,961	49,172	45,395	45,064

Operating expenses:
Research and product development (1)	18,542	21,380	21,188	22,113	27,063
Sales and marketing (1)	19,304	22,297	23,982	22,042	28,269
General and administrative (1)	7,157	7,784	9,855	9,933	15,609
Gain on sale of fixed assets	—	—	(1,959)	—	(455)
Gain on sale of intangible assets	—	—	—	—	(4,397)
Impairment of intangible assets and goodwill	—	—	—	—	70,401
Impairment of fixed assets	61	4,236	—	—	—

Total operating expenses	45,064	55,697	53,066	54,088	136,490

Operating loss	(8,780)	(11,736)	(3,894)	(8,693)	(91,426)
Interest expense	(102)	(44)	(996)	(1,331)	(1,625)
Interest income	—	3	7	47	708
Other income (expense), net	(9)	111	1	121	78

Loss before income taxes	(8,891)	(11,666)	(4,882)	(9,856)	(92,265)
Income tax provision (benefit)	124	60	(101)	171	270

Net loss	$(9,015)	$(11,726)	$(4,781)	$(10,027)	$(92,535)

Other comprehensive income (loss)	(21)	(40)	(16)	43	(360)

Comprehensive loss	$(9,036)	$(11,766)	$(4,797)	$(9,984)	$(92,895)

Basic and diluted net loss per share (2)	$(0.29)	$(0.38)	$(0.16)	$(0.33)	$(3.08)
Shares used in per-share calculation (2)	31,010	30,671	30,393	30,200	30,068

(1) Amounts include stock-based compensation cost as follows:
Cost of revenue	$63	$61	$94	$104	$158
Research and product development	297	244	362	414	479
Sales and marketing	250	350	421	484	511
General and administrative	704	1,015	1,388	1,258	1,203
(2) All share and per share amounts reflect the one-for-five reverse stock split effected on March 11, 2010.

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$11,119	$18,190	$21,174	$21,766	$36,243
Working capital	34,868	43,027	49,402	53,843	62,007
Total assets	61,724	80,732	90,111	110,259	123,449
Long-term debt, including current portion	—	—	—	18,696	19,078
Stockholders’ equity	$31,940	$39,527	$49,415	$51,673	$59,297

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since inception, we have incurred significant operating losses and had an accumulated deficit of $1,041.1 million as of December 31, 2012, and we expect that our operating losses and negative cash flows from operations may continue. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States and the rest of the world do not improve or if they deteriorate, we may experience material adverse impacts on our business, operating results and financial condition. During 2009, we implemented several activities intended to reduce costs, improve operating efficiencies and change our operations to more closely align them with our key strategic focus, which included headcount reductions. During the past three years, we have continued our focus on cost control and operating efficiency along with restrictions on discretionary spending. The most significant cost-cutting measure during 2010 was the sale in September 2010 of our land and buildings located in Oakland, California and extinguishment of related debt in a sale and leaseback transaction with LBA Realty, LLC, or LBA Realty. The sale and leaseback transaction allowed us to reduce occupancy costs and improved our financial position by eliminating the related debt which was due in April 2011. In September 2012, we closed our development center in Portsmouth, New Hampshire to reduce occupancy and personnel-related expenses.

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

We derive revenue primarily from stand-alone sales of our products. In certain cases, our products are sold along with services, which include education, training, installation, and/or extended warranty services. As such, some of our sales have multiple deliverables. Our products and services qualify as separate units of accounting and are deemed to be non-contingent deliverables as our arrangements typically do not have any significant performance, cancellation, termination and refund type provisions. Products are typically considered delivered upon shipment. Revenue from services is recognized ratably over the period during which the services are to be performed.

For multiple deliverable revenue arrangements, we allocate revenue to products and services using the relative selling price method to recognize revenue when the revenue recognition criteria for each deliverable are met. The selling price of a deliverable is based on a hierarchy and if we are unable to establish vendor-specific objective evidence of selling price (VSOE) we look to third-party evidence of selling price (TPE) and if no such data is available, we use a best estimated selling price (BSP). In most instances, particularly as it relates to products, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE cannot be established, we attempt to establish the selling price of each element based on TPE. Generally, our marketing strategy differs from that of our peers and our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we are typically not able to determine TPE for our products.

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

In addition, stock-based compensation expense was recorded for options issued to non-employees. These options are generally immediately exercisable and expire seven to ten years from the date of grant. We value non-employee options using the Black Scholes model. Non-employee options subject to vesting are re-valued as they become vested.

In 2008, we completed the exchange of certain stock options issued to eligible employees, officers and directors of Zhone under our equity incentive compensation plans (the Exchange Offer). On March 31, 2010, our board of directors approved the acceleration of vesting of all unvested options to purchase shares of Zhone common stock issued in connection with the Exchange Offer that were held by members of our senior management. The acceleration was effective as of March 31, 2010. Options to purchase an aggregate of approximately 0.9 million shares of Zhone common stock were subject to the acceleration and resulted in a compensation charge of $0.9 million which was fully expensed in the three-month period ended March 31, 2010. The acceleration of these options was undertaken in recognition of the achievement of certain performance objectives by our senior management.

In 2011, our board of directors approved the acceleration of vesting of all unvested options to purchase shares of Zhone common stock that were held by members of our senior management as of that date. The acceleration was effective as of September 30, 2011. Options to purchase an aggregate of approximately 0.6 million shares of Zhone common stock were subject to the acceleration and resulted in a compensation charge of $0.7 million which was fully expensed in the three-month period ended September 30, 2011. The acceleration of these options was undertaken to partially offset previous reductions in cash compensation and other benefits by our senior management.

On August 9, 2012, our board of directors approved the acceleration of vesting of all unvested options to purchase shares of Zhone common stock that were held by our senior management and employees as of that date. The acceleration for shares held by senior management was effective as of August 9, 2012 and the acceleration of shares held by all other employees was effective as of September 30, 2012. Options to purchase an aggregate of approximately 0.6 million shares of Zhone common stock were subject to the acceleration and resulted in a compensation charge of $0.7 million which was fully expensed in the three month period ended September 30, 2012. The acceleration of these options was undertaken to partially offset previous reductions in cash compensation and other benefits by our senior management and employees.

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

During the year ended December 31, 2012, we recorded $0.1 million in impairment charges related to the impairment of long-lived assets as discussed in Note 4 to the consolidated financial statements.

RESULTS OF OPERATIONS

We list in the table below the historical consolidated statement of comprehensive loss as a percentage of net revenue for the periods indicated.

	Year ended December 31,
	2012	2011	2010
Net revenue	100%	100%	100%
Cost of revenue	69%	65%	62%

Gross profit	31%	35%	38%

Operating expenses:
Research and product development	16%	17%	16%
Sales and marketing	17%	18%	19%
General and administrative	6%	6%	8%
Gain on sale of fixed assets	0%	0%	(2)%
Impairment of fixed assets	0%	3%	0%

Total operating expenses	39%	44%	41%

Operating loss	(8)%	(9)%	(3)%
Interest expense	0%	0%	(1)%
Interest income	0%	0%	0%
Other income (expense), net	0%	0%	0%

Loss before income taxes	(8)%	(9)%	(4)%
Income tax provision	0%	0%	0%

Net loss	(8)%	(9)%	(4)%

Other comprehensive income (loss)	0%	0%	0%

Comprehensive loss	(8)%	(9)%	(4)%

2012 COMPARED WITH 2011

Net Revenue

Information about our net revenue for products and services for 2012 and 2011 is summarized below (in millions):

	2012	2011	Increase (Decrease)	% change
Products	$110.3	$119.4	$(9.1)	(8)%
Services	5.1	5.1	0.0	0%

	$115.4	$124.5	$(9.1)	(7)%

Information about our net revenue for North America and international markets for 2012 and 2011 is summarized below (in millions):

	2012	2011	Increase (Decrease)	% change
Revenue by geography:
United States	$47.1	$48.6	$(1.5)	(3)%
Canada	3.8	4.2	(0.4)	(10)%

Total North America	50.9	52.8	(1.9)	(4)%

Latin America	27.9	32.1	(4.2)	(13)%
Europe, Middle East, Africa	34.2	38.5	(4.3)	(11)%
Asia Pacific	2.4	1.1	1.3	118%

Total International	64.5	71.7	(7.2)	(10)%

Total	$115.4	$124.5	$(9.1)	(7)%

Net revenue decreased 7% or $9.1 million to $115.4 million for 2012 compared to $124.5 million for 2011. The decrease in net revenue was primarily attributable to a decrease in product revenue, which in 2012 decreased 8% or $9.1 million compared to 2011. The decrease was primarily due to decreased sales in our SLMS product portfolio. Service revenue remained flat at $5.1 million in 2012 and 2011. Service revenue represents revenue from maintenance and other services associated with product shipments.

International net revenue decreased 10% or $7.2 million to $64.5 million in 2012 and represented 56% of total net revenue compared with 58% in 2011. The decrease in international net revenue was primarily due to decreased sales in the Middle East and Latin America, which was partially offset by higher revenue from Asia as a result of recent growth in demand for our products in this region. Domestic net revenue decreased 4% or $1.9 million to $50.9 million in 2012 compared to $52.8 million in 2011.

Axtel accounted for 10% and 9% of net revenue in 2012 and 2011, respectively. Etisalat accounted for 8% of net revenue in 2012 and 15% of net revenue in 2011. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, decreased $1.4 million or 2% to $79.1 million for 2012, compared to $80.5 million for 2011. The decrease was primarily due to a decrease in personnel expenses compared to the prior year. Total cost of revenue was 69% of net revenue for 2012, compared to 65% of net revenue for 2011, which resulted in a decrease in gross profit percentage from 35% in 2011 to 31% in 2012. The year-over-year decrease in gross margin was primarily due to decreased sales volume and the increase in cost of revenue in 2012. Cost of revenue increased primarily as a result of greater sales of products with lower gross margin, such as our GPON products.

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

Research and Product Development Expenses

Research and product development expenses decreased 13% or $2.9 million to $18.5 million for 2012 compared to $21.4 million for 2011. The decrease was primarily due to decreased depreciation expense as a result of the fixed asset impairment taken in the fourth quarter of 2011 and decreases in allocated facilities costs as well as a decrease in personnel-related expenses resulting from a lower headcount in 2012 as compared with 2011. We intend to continue to invest in research and product development to attain our strategic product development objectives while seeking to manage the associated costs through expense controls.

Sales and Marketing Expenses

Sales and marketing expenses decreased 13% or $3.0 million to $19.3 million for 2012 compared to $22.3 million for 2011. The decrease was primarily attributable to a decrease in overall sales expenses of $1.8 million compared to 2011. The decline in sales expenses was primarily due to continued reductions in travel and consulting expenses, and decreased commissions. Also, customer service expenses decreased $0.6 million compared to 2011 primarily due to a $0.5 million reduction in personnel-related costs. In addition, marketing expenses decreased $0.5 million compared to 2011, primarily due to a $0.2 million reduction in personnel-related expenses and $0.1 million in advertising. Lastly, stock-based compensation expense decreased $0.1 million compared to the prior year.

General and Administrative Expenses

General and administrative expenses decreased 8% or $0.6 million to $7.2 million for 2012 compared to $7.8 million for 2011. The decrease was primarily due to a $1.0 million gain as a result of patent sales and a $0.7 million decrease in personnel-related expenses. Also, depreciation expense decreased $0.5 million as a result of the fixed asset impairment recorded in the fourth quarter of 2011. These decreases were partially offset by increases of $0.6 million in allocated facility costs and $0.5 million in bad debt expense. In addition, a tax dispute that was settled in 2011 resulted in the reversal of an accrual of $0.4 million in 2011. There was no similar transaction in the current period.

Impairment of Fixed Assets

Impairment of fixed assets was $0.1 million for 2012 compared to $4.2 million for 2011. In 2011, our continued negative cash flows and operating losses as well as the significant decrease in the market price of our stock indicated that the book value of our fixed assets could be impaired. After determining there were indicators of impairment, we proceeded to test for impairment and concluded that an impairment charge was required in both 2012 and 2011 to write down the value of our fixed assets to fair value, as discussed in Note 4 of the consolidated financial statements.

Interest Expense

Interest expense for 2012 increased to $0.1 million compared to an immaterial balance in 2011, primarily due to a settlement of a tax dispute in 2011, resulting in the reversal of an accrual which offset interest expense by $0.1 million in 2011. Our outstanding debt balances remained constant and interest rates remained low during 2012.

Interest Income

Interest income for 2012 remained consistent with 2011 due to continued low average balances of cash and cash equivalents and continued low interest rates during 2012.

Other Income (Expense)

Other income (expense) for 2012 decreased by $0.1 million to an immaterial balance compared to $0.1 million in 2011 due to a foreign exchange loss in the current period.

Income Tax Provision

During the years ended December 31, 2012 and 2011, we recorded an income tax provision of $0.1 million related to foreign and state taxes. No material provision or benefit for income taxes was recorded in 2012 and 2011, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

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

General and Administrative Expenses

General and administrative expenses decreased 21% or $2.1 million to $7.8 million for 2011 compared to $9.9 million for 2010. The main driver for the decrease was the sale of the Oakland, California campus in 2010 as discussed in Note 5 of the consolidated financial statements. As a result of this sale, general and administrative expenses decreased $1.2 million compared to 2010 from a combination of reduced property taxes, utilities, security expenses, and rent expense from the continued amortization of the gain associated with the campus sale. In addition, a tax dispute was settled in 2011, resulting in the reversal of an accrual of $0.4 million. Also, stock-based compensation expense decreased $0.4 million primarily due to the significant acceleration of unvested stock options that took place in March 2010, compared to a smaller acceleration of unvested stock options in August 2011. Lastly, there was an overall decrease of $0.1 million in various other miscellaneous expenses.

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

Interest Income

Interest income for 2011 remained consistent with 2010 due to continued low average balances of cash and cash equivalents and continued low interest rates during 2011.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss), which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net loss	$(9,015)	$(11,726)	$(4,781)
Add:
Interest expense	102	44	996
Income tax provision (benefit)	124	60	(101)
Depreciation and amortization	316	1,810	1,585
Non-cash equity-based compensation expense	1,314	1,670	2,265
Non-cash material non-recurring transactions (1)	—	4,236	(1,959)

Adjusted EBITDA	$(7,159)	$(3,906)	$(1,995)

(1)	The 2011 non-cash material non-recurring transaction represents the impairment of fixed assets recorded in the fourth quarter of 2011. The 2010 non-cash material non-recurring transaction represents the gain on the sale of assets recorded in the third quarter of 2010 resulting from our campus sale-leaseback transaction.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At December 31, 2012, cash and cash equivalents were $11.1 million compared to $18.2 million at December 31, 2011. The decrease in cash and cash equivalents of $7.1 million was attributable to net cash used in operating activities, investing activities, and financing activities of $1.9 million, $0.3 million, and $4.9 million, respectively.

Operating Activities

For fiscal year 2012, net cash used in operating activities consisted of a net loss of $9.0 million, adjusted for non-cash charges totaling $4.3 million and a decrease in operating assets totaling $2.8 million. The most significant components of the changes in net operating assets were a decrease in accounts receivable of $3.1 million and a decrease in inventories of $6.0 million, partially offset by decreases in accounts payable of $4.6 million and accrued and other liabilities of $1.9 million. The decrease in accounts receivable was primarily the result of significant cash collections from several large customers in 2012. The decrease in accounts payable was primarily due to timing of payments and a decrease in un-invoiced purchase order receipts. The main driver for the decrease in accrued and other liabilities related to a non-cash decrease of $0.8 million due to the continued amortization of our deferred gain and leasehold improvement liabilities in connection with our Oakland campus. Lastly, the decrease in inventories was primarily due to better inventory management during 2012.

For fiscal year 2011, net cash used in operating activities consisted of a net loss of $11.7 million, adjusted for non-cash charges totaling $9.6 million and an increase in operating assets totaling $4.7 million. The most significant components of the changes in net operating assets were an increase in accounts receivable of $3.8 million and a decrease in accrued and other liabilities of $4.4 million, partially offset by a decrease in inventories of $3.7 million. The increase in accounts receivable related to the timing of cash collections. The main driver for the decrease in accrued and other liabilities related to a decrease of $1.9 million related to payments made under the Largo lease liability as well as a non-cash decrease of $0.8 million due to the continued amortization of our deferred gain and leasehold improvement liabilities in connection with our Oakland campus. Lastly, the decrease in inventories was primarily due to better utilization of inventory during 2011.

Investing Activities

For fiscal year 2012, net cash used in investing activities consisted of purchases of property and equipment of $0.4 million related mainly to the continued build-out of our Oakland campus lab facilities, which was partially offset by a decrease in restricted cash of $0.1 million.

For fiscal year 2011, net cash used in investing activities consisted of purchases of property and equipment of $1.4 million related mainly to the continued build-out of our Oakland campus lab facilities.

Financing Activities

For fiscal year 2012, net cash used in financing activities consisted of net payments under the WFB Facility of $5.0 million, partially offset by proceeds related to exercise of stock options and purchases made under our 2002 Employee Stock Purchase Plan, or ESPP, of $0.1 million.

For fiscal year 2011, net cash provided by financing activities consisted of net advances under our prior revolving line of credit and letter of credit facility of $5.0 million, and proceeds related to exercise of stock options and purchases made under our ESPP of $0.2 million.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents, which totaled $11.1 million at December 31, 2012, and our $25.0 million WFB Facility. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents will continue to be consumed by operations.

We had $10.0 million outstanding at December 31, 2012 under our WFB Facility. In addition, $12.6 million was committed as security for letters of credit. No additional amounts were available for borrowing under our WFB Facility as of December 31, 2012. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.5%. The interest rate on the WFB Facility was 3.81% at December 31, 2012. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable, as defined in the agreement, as long as the aggregate principal amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. In addition, under the WFB Facility, we are able to utilize the facility as security for letters of credit. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% and is recorded as interest expense.

Our obligations under the WFB Facility are secured by substantially all of our personal property assets and those of our subsidiaries that guarantee the WFB Facility, including our intellectual property. The WFB Facility contained certain financial covenants, and customary affirmative covenants and negative covenants. If we default under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. As of December 31, 2012, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.

Future Requirements and Funding Sources

Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. Our operating lease commitments include $1.8 million of future minimum lease payments spread over the five-year lease term under the lease agreement we entered into with LBA Realty in September 2010 with respect to our Oakland, California campus following the sale of our campus to LBA Realty in a sale-leaseback transaction. As a result of our acquisition of Paradyne in September 2005, we assumed certain lease liabilities for facilities in Largo, Florida. Prior to the expiration of this lease in June 2012, we accrued a liability for the excess portion of these facilities. The computation of the estimated liability included a number of assumptions and subjective variables. These variables included the level and timing of future sublease income, amount of contractual variable costs, future market rental rates, discount rate, and other estimated expenses. The lease liability was zero as of December 31, 2012.

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

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of December 31, 2012, Axtel and Etisalat accounted for 26% and 20% of net accounts receivable, respectively. Receivables from customers in countries other than the United States of America represented 70% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

We expect that operating losses and negative cash flows from operations may continue. In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may be required to sell assets, issue debt or equity securities or borrow on unfavorable terms. Continued uncertainty in credit markets may negatively impact our ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. We may be unable to sell assets, issue securities or access additional indebtedness to meet these needs on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. Likewise, any equity financing could result in additional dilution of our stockholders. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions we have previously taken. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount. Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and available credit facilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Contractual Commitments and Off-Balance Sheet Arrangements

At December 31, 2012, our future contractual commitments by fiscal year were as follows (in thousands):

	Total	Payments due by period
		2013	2014	2015	2016	2017 and thereafter
Operating leases	$2,638	$1,287	$774	$577	$—	$—
Purchase commitments	4,047	4,047	—	—	—	—
Line of credit	10,000	10,000	—	—	—	—

Total future contractual commitments	$16,685	$15,334	$774	$577	$—	$—

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

Purchase Commitments

The purchase commitments shown above represent non-cancellable inventory purchase commitments as of December 31, 2012. The inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by us at time of order.

Line of Credit

The line of credit obligation has been recorded as a liability on our balance sheet. The line of credit obligation amount shown above represents the scheduled principal repayment, but not the associated interest payments which may vary based on changes in market interest rates. At December 31, 2012, the interest rate under our WFB Facility was 3.81%. See above under “Cash Management” for further information about the WFB Facility.

As of December 31, 2012, we had $10.0 million outstanding under our line of credit under the WFB Facility and an additional $12.6 million committed as security for letters of credit, as discussed in Note 7 to the consolidated financial statements.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and Cash Equivalents

We consider all cash and highly liquid investments purchased with an original maturity of less than three months to be cash equivalents.

Cash and cash equivalents consisted of the following as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Cash	$11,119	$18,124
Money market funds	—	66

	$11,119	$18,190

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts. Cash and cash equivalents are principally held with various domestic financial institutions with high credit standing. We perform ongoing credit evaluations of our customers and generally do not require collateral. Allowances are maintained for potential doubtful accounts. Axtel accounted for 10% of net revenue in 2012 and 9% of net revenue in 2011. Etisalat accounted for 8% of net revenue in 2012 and 15% of net revenue in 2011.

As of December 31, 2012, Axtel accounted for 26% of net accounts receivable, and Etisalat receivables, which are denominated in United Arab Emirates Dirhams, a currency that tracks to the U.S. dollar, accounted for 20% of net accounts receivable. As of December 31, 2011, Axtel and Etisalat accounted for 24% and 29% of net accounts receivable, respectively.

As of December 31, 2012 and 2011, receivables from customers in countries other than the United States represented 70% and 71%, respectively, of net accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of December 31, 2012, our outstanding debt balance under our WFB Facility was $10.0 million. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.5%. As of December 31, 2012, the interest rate on the WFB Facility was 3.81%. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.2 million.

Foreign Currency Risk

We transact business in various foreign countries. Substantially all of our assets are located in the United States. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily intercompany receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During 2012 and 2011, we did not hedge any of our foreign currency exposure. During 2012 and 2011, we recorded zero foreign exchange loss in other income (expense) on our statements of comprehensive loss.

We have performed sensitivity analyses as of December 31, 2012 and 2011, using a modeling technique that measures the impact arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.3 million for both 2012 and 2011, respectively. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Zhone Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Zhone Technologies, Inc. and subsidiaries (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zhone Technologies, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Francisco, California

March 15, 2013

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2012 and 2011

(In thousands, except par value)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$11,119	$18,190
Accounts receivable, net of allowances for sales returns and doubtful accounts of $2,878 in 2012 and $2,024 in 2011	25,820	31,598
Inventories	21,404	27,393
Prepaid expenses and other current assets	2,590	2,672

Total current assets	60,933	79,853
Property and equipment, net	583	608
Restricted cash	—	58
Other assets	208	213

Total assets	$61,724	$80,732

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,229	$11,797
Line of credit	10,000	15,000
Accrued and other liabilities	8,836	10,029

Total current liabilities	26,065	36,826
Other long-term liabilities	3,719	4,379

Total liabilities	29,784	41,205

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 31,116 and 30,820 shares as of December 31, 2012 and 2011, respectively	31	31
Additional paid-in capital	1,072,839	1,071,390
Other comprehensive income	216	237
Accumulated deficit	(1,041,146)	(1,032,131)

Total stockholders’ equity	31,940	39,527

Total liabilities and stockholders’ equity	$61,724	$80,732

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

Years ended December 31, 2012, 2011 and 2010

(In thousands, except per share data)

	2012	2011	2010
Net revenue	$115,385	$124,502	$129,036
Cost of revenue (1)	79,101	80,541	79,864

Gross profit	36,284	43,961	49,172

Operating expenses:
Research and product development (1)	18,542	21,380	21,188
Sales and marketing (1)	19,304	22,297	23,982
General and administrative (1)	7,157	7,784	9,855
Gain on sale of fixed assets	—	—	(1,959)
Impairment of fixed assets	61	4,236	—

Total operating expenses	45,064	55,697	53,066

Operating loss	(8,780)	(11,736)	(3,894)
Interest expense	(102)	(44)	(996)
Interest income	—	3	7
Other income (expense), net	(9)	111	1

Loss before income taxes	(8,891)	(11,666)	(4,882)
Income tax provision/(benefit)	124	60	(101)

Net loss	$(9,015)	$(11,726)	$(4,781)

Other comprehensive loss—foreign currency translation adjustments	(21)	(40)	(16)

Comprehensive loss	$(9,036)	$(11,766)	$(4,797)

Basic and diluted net loss per share	$(0.29)	$(0.38)	$(0.16)
Weighted average shares outstanding used to compute basic and diluted net loss per share	31,010	30,671	30,393

(1) Amounts include stock-based compensation costs as follows:
Cost of revenue	63	61	94
Research and product development	297	244	362
Sales and marketing	250	350	421
General and administrative	704	1,015	1,388

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2012, 2011 and 2010 (In thousands)

	Common stock		Additional paid-in capital	Other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 2009	30,272	$30	$1,066,974	$293	$(1,015,624)	$51,673
Exercise of stock options for cash	104	—	75	—	—	75
Issuance of common stock in connection with employee stock purchase plan	151	—	199	—	—	199
Issuance of common stock for director services	28	—	69	—	—	69
Stock-based compensation	—	—	2,196	—	—	2,196
Net loss	—	—	—	—	(4,781)	(4,781)
Foreign currency translation adjustment	—	—	—	(16)	—	(16)

Balances as of December 31, 2010	30,555	30	1,069,513	277	(1,020,405)	49,415
Exercise of stock options for cash	109	—	77	—	—	77
Issuance of common stock in connection with employee stock purchase plan	131	1	130	—	—	131
Issuance of common stock for director services	25	—	61	—	—	61
Stock-based compensation	—	—	1,609	—	—	1,609
Net loss	—	—	—	—	(11,726)	(11,726)
Foreign currency translation adjustment	—	—	—	(40)	—	(40)

Balances as of December 31, 2011	30,820	31	1,071,390	237	(1,032,131)	39,527
Exercise of stock options for cash	95	—	49	—	—	49
Issuance of common stock in connection with employee stock purchase plan	117	—	86	—	—	86
Issuance of common stock for director services	84	—	100	—	—	100
Stock-based compensation	—	—	1,214	—	—	1,214
Net loss	—	—	—	—	(9,015)	(9,015)
Foreign currency translation adjustment	—	—	—	(21)	—	(21)

Balances as of December 31, 2012	31,116	$31	$1,072,839	$216	$(1,041,146)	$31,940

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(9,015)	$(11,726)	$(4,781)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	316	1,810	1,585
Stock-based compensation	1,314	1,670	2,265
Gain on sale of fixed assets	—	—	(1,959)
Loss on disposal of fixed assets	7	—	—
Impairment of fixed assets	61	4,236	—
Provision for sales returns and doubtful accounts	2,594	1,939	761
Changes in operating assets and liabilities:
Accounts receivable	3,184	(3,790)	6,599
Inventories	5,989	3,655	(820)
Prepaid expenses and other current assets	82	(158)	(333)
Other assets	5	83	(155)
Accounts payable	(4,568)	(67)	(3,050)
Accrued and other liabilities	(1,853)	(4,424)	1,944

Net cash (used in) provided by operating activities	(1,884)	(6,772)	2,056

Cash flows from investing activities:
Proceeds from sale of assets	—	—	573
Purchases of property and equipment	(359)	(1,380)	(3,169)
Proceeds from sale and maturities of short-term investments	—	—	306
Changes in restricted cash	58	—	—

Net cash used in investing activities	(301)	(1,380)	(2,290)

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP plan	135	208	274
Net advances (repayment) under credit facilities	(5,000)	5,000	—
Repayment of debt	—	—	(310)

Net cash (used in) provided by financing activities	(4,865)	5,208	(36)

Effect of exchange rate changes on cash	(21)	(40)	(16)

Net decrease in cash and cash equivalents	(7,071)	(2,984)	(286)
Cash and cash equivalents at beginning of year	18,190	21,174	21,460

Cash and cash equivalents at end of year	$11,119	$18,190	$21,174

Supplemental disclosures of cash flow information:
Cash paid during period for:
Taxes	$124	$65	$75
Interest	102	44	1,101
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

(c) Risks and Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s continued losses reduced cash and cash equivalents in 2011 and 2012. As of December 31, 2012, the Company had approximately $11.1 million in cash and cash equivalents and $10.0 million in current debt outstanding under its revolving line of credit and letter of credit facility (the “WFB Facility”) with Wells Fargo Bank (“WFB”). The Company currently expects to repay the WFB Facility within the next twelve months. The Company entered into its WFB Facility to provide liquidity and working capital through March 12, 2014, as discussed in Note 7.

Global economic and market conditions could impact the Company’s business in a number of ways, including:

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

If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict the Company’s ability to operate its business. Likewise, any equity financing could result in additional dilution of the Company’s stockholders. If the Company is unable to obtain additional capital or is required to obtain additional capital on terms that are not favorable, it may be required to reduce the scope of its planned product development and sales and marketing efforts beyond the reductions it has previously taken. In addition, the Company may be required to reduce its operations in low margin regions, including reductions in headcount. Based on the Company’s current plans and business conditions, it believes that its existing cash, cash equivalents and available credit facilities will be sufficient to satisfy its anticipated cash requirements for at least the next twelve months.

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

The Company derives revenue primarily from stand-alone sales of its products. In certain cases, the Company’s products are sold along with services, which include education, training, installation, and/or extended warranty services. As such, some of the Company’s sales have multiple deliverables. The

Company’s products and services qualify as separate units of accounting and are deemed to be non-contingent deliverables as the Company’s arrangements typically do not have any significant performance, cancellation, termination and refund type provisions. Products are typically considered delivered upon shipment. Revenue from services is recognized ratably over the period during which the services are to be performed.

For multiple deliverable revenue arrangements, the Company allocates revenue to products and services using the relative selling price method to recognize revenue when the revenue recognition criteria for each deliverable are met. The selling price of a deliverable is based on a hierarchy and if the Company is unable to establish vendor-specific objective evidence of selling price (“VSOE”) it uses third-party evidence of selling price (“TPE”), and if no such data is available, it uses a best estimated selling price (“BSP”). In most instances, particularly as it relates to products, the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on TPE. Generally, the Company’s marketing strategy differs from that of the Company’s peers and the Company’s offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE for the Company’s products.

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

Activity under the Company’s allowance for sales returns and doubtful accounts was comprised as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Balance at beginning of year	$2,024	$2,433	$5,042
Charged to revenue	2,190	2,039	616
Charged to (reversal of) expense	404	(100)	144
Utilization	(1,740)	(2,348)	(3,369)

Balance at end of year	$2,878	$2,024	$2,433

The allowance for doubtful accounts was $1.6 million and $1.2 million as of December 31, 2012 and 2011, respectively.

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

(h) Foreign Currency Translation

For operations outside the United States, the Company translates assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at end of period exchange rates. Revenues and expenses are translated at monthly average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries, is included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. Realized gains and losses on foreign currency transactions are included in other income (expense) in the accompanying consolidated statement of comprehensive loss. During 2012 and 2011, the Company recorded no realized foreign exchange gain or loss; however, during 2010 the Company recorded a $0.1 million realized foreign exchange loss in other income (expense) on its statements of comprehensive loss.

(i) Cash and Cash Equivalents

The Company considers all cash and highly liquid investments purchased with an original maturity of less than three months to be cash equivalents.

Cash and cash equivalents as of December 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Cash and Cash Equivalents:
Cash	$11,119	$18,124
Money Market Funds	—	66

	$11,119	$18,190

As of December 31, 2012 and December 31, 2011, the fair value equaled cost of the cash and cash equivalents.

(j) Fair Value of Financial Instruments

The carrying amounts of the Company’s consolidated financial instruments which include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values as of December 31, 2012 and December 31, 2011 due to the relatively short maturities of these instruments. The carrying value of the Company’s debt obligations at December 31, 2012 and December 31, 2011 approximate their fair value.

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

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. Axtel S.A.B. DE C.V. (“Axtel”) accounted for 10%, 9%, and 5% of net revenue in 2012, 2011, and 2010, respectively. Emirates Telecommunications Corporation (“Etisalat”) accounted for 8%, 15%, and 24% of net revenue in 2012, 2011, and 2010, respectively.

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

Axtel accounted for 26% and 24% of net accounts receivable as of December 31, 2012 and December 31, 2011, respectively. Etisalat accounted for 20% and 29% of net accounts receivable as of December 31, 2012 and December 31, 2011, respectively. Etisalat receivables are denominated in United Arab Emirates Dirhams, a currency that tracks to the U.S. dollar.

As of December 31, 2012 and December 31, 2011, receivables from customers in countries other than the United States represented 70% and 71%, respectively, of net accounts receivable.

From time to time, the Company may provide or commit to extend credit or credit support to its customers. This financing may include extending the terms for product payments to customers. Depending upon market conditions, the Company may seek to factor these arrangements to financial institutions and investors to reduce the amount of its financial commitments associated with such arrangements. As of December 31, 2012, the Company did not have any significant customer financing commitments or guarantees.

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

(m) Purchased Intangibles and Other Long-Lived Assets

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

During the year ended December 31, 2012, the Company recorded impairment charges of $0.1 million related to the impairment of long-lived assets as discussed in Note 4. During the years ended December 31, 2011 and 2010, the Company recorded charges of $4.2 million and zero, respectively, related to the impairment of long-lived assets.

(n) Accounting for Stock-Based Compensation

The Company uses the Black Scholes model to estimate the fair value of options. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of comprehensive loss.

Awards of stock options granted to non-employees under the Company’s share-based compensation plans are accounted for at fair value determined by using the Black Scholes option pricing model. These options are generally immediately exercisable and expire seven to ten years from the date of grant. Non-employee options subject to vesting are re-valued as they become vested.

The Company attributes the values of the stock-based compensation to expense using the straight line method.

(o) Income Taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2012 and 2011 due to the significant uncertainty regarding whether the deferred tax assets will be realized.

(p) Net Loss per Common Share

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

(2) Operating Lease Liabilities

As a result of the acquisition of Paradyne Networks, Inc. in September 2005, the Company assumed certain lease liabilities for facilities in Largo, Florida. Prior to the expiration of this lease in June 2012, the Company accrued a liability for the excess portion of these facilities. The lease liability was zero as of December 31, 2012. A summary of current period activity related to excess lease liabilities accrued is as follows (in thousands):

Exit costs
Balance at December 31, 2011	$835
Cash payments, net	(835)

Balance at December 31, 2012	$—

(3) Fair Value Measurement

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

Level 1 –	Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2 –	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3 –	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet as of December 31, 2012 and December 31, 2011, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and debt. The estimated fair value of such instruments at December 31, 2012 and December 31, 2011 approximated their carrying value as reported on the consolidated balance sheet. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.

The Company had no financial assets and liabilities as of December 31, 2012 recorded at fair value. The following tables represent the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and the basis for that measurement:

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

The Company estimates the fair value of its long-lived assets based on a combination of market information primarily obtained from third-party quotes and online markets. In the application of the impairment testing, the Company is required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. During the fourth quarter of 2011, the Company determined that indicators of impairment existed due to continued negative cash flows and operating losses as well as the significant decrease in the market price of the Company’s stock. These indicators resulted in the potential for the book value of the fixed assets to be impaired, so the Company performed an impairment analysis, resulting in an impairment charge to fixed assets of $4.2 million. The Company recorded impairment charges of $0.1 million in 2012. The Company’s long-lived assets as of December 31, 2012 and 2011 consisted of net fixed assets totaling $0.6 million. The fair value of these assets was categorized as Level 2 in the fair value hierarchy.

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

The sale of the Oakland, California campus, consisting of land and three buildings, qualified as a ‘sale’ as that term is defined in Accounting Standards Codification (“ASC”) 360-20, Real Estate Sales. Additionally, the subsequent leaseback of one of the buildings qualified as a normal leaseback as defined in ASU 840-40, Sale-Leaseback Transactions. The Company recognized a net gain in the consolidated statement of comprehensive loss for the year ended 2010 of $2.0 million, which represents the estimated fair value in excess of the book value of the buildings sold but not leased back. The remaining gain of $2.2 million, representing the estimated fair value in excess of the book value of the building sold and leased back, was deferred in a long-term liability account to be amortized as a reduction in rent expense over the term of the lease.

For the purposes of accounting for the sale and leaseback transaction, the estimated fair value of the buildings on an individual basis was determined by the Company based on the compilation and review of third-party evidence of the current market prices for sales of similar buildings in the geographic area where the Company’s campus is situated.

(6) Balance Sheet Detail

Balance sheet detail as of December 31, 2012 and 2011 is as follows (in thousands):

	2012	2011
Inventories:
Raw materials	$13,226	$16,770
Work in process	2,051	2,985
Finished goods	6,127	7,638

	$21,404	$27,393

Property and equipment, net:
Machinery and equipment	9,178	9,043
Computers and acquired software	3,758	4,076
Furniture and fixtures	248	310
Leasehold improvements	2,067	2,067

	15,251	15,496
Less accumulated depreciation and amortization (1)	(14,668)	(14,888)

	$583	$608

(1)	The accumulated depreciation and amortization balance includes the $4.2 million impairment charge recorded in 2011 and $0.1 million impairment charge recorded in 2012 to decrease the net book value of the Company’s fixed assets to their fair value as discussed above in Note 4.

Depreciation and amortization expense associated with property and equipment amounted to $0.3 million, $1.8 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

	2012	2011
Accrued and other liabilities (in thousands):
Accrued warranty	$1,499	$1,546
Accrued compensation	2,122	2,338
Accrued exit costs	—	835
Deferred revenue	1,218	534
Other	3,997	4,776

	$8,836	$10,029

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table summarizes the activity related to the product warranty liability during the years ended December 31, 2012 and 2011 (in thousands):

Balance at December 31, 2010	$1,683
Charged to cost of revenue	1,086
Claims and settlements	(1,223)

Balance at December 31, 2011	$1,546
Charged to cost of revenue	1,036
Claims and settlements	(1,083)

Balance at December 31, 2012	$1,499

(7) Debt

Secured Real Estate Loan

In the third quarter of 2010, the Company extinguished its existing secured real estate loan secured by the Oakland, California campus for $17.6 million as part of the sale-leaseback transaction as discussed in Note 5. The total amount outstanding under the secured real estate loan was $18.4 million at the extinguishment date, with a maturity date of April 1, 2011. The interest rate on the secured real estate loan was 6.5% per annum. As the sale transaction and the extinguishment of debt occurred simultaneously with the same party, the gain on the extinguishment of $0.8 million was accounted for as sale proceeds in the sale-leaseback transaction as discussed in Note 5. As a result of the sale-leaseback transaction, the secured real estate loan balance was zero for both periods ending December 31, 2012 and December 31, 2011.

Credit Facility

In March 2012, the Company entered into its $25.0 million WFB Facility with WFB to provide liquidity and working capital through March 12, 2014. Under the WFB Facility, the Company has the option of borrowing funds at agreed upon interest rates. The amount that the Company is able to borrow under the WFB Facility varies based on eligible accounts receivable, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit, which at December 31, 2012 was $12.6 million. To maintain availability of funds under the WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense

The Company had $10.0 million outstanding at December 31, 2012 under its WFB Facility. In addition, $12.6 million was committed as security for letters of credit. No additional amounts were available for borrowing under the WFB Facility as of December 31, 2012. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.5%. The interest rate on the WFB Facility was 3.81% at December 31, 2012.

The Company’s obligations under the WFB Facility are secured by substantially all of its personal property assets and those of its subsidiaries that guarantee the WFB Facility, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company defaults under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the WFB Facility. As of December 31, 2012, the Company was in compliance with these covenants.

(8) Stockholders’ Equity

(a) Overview

As of December 31, 2012 and 2011, the Company’s equity capitalization consisted of 180 million authorized shares of common stock, of which 31.1 million and 30.8 million, respectively, were outstanding.

On March 11, 2010, the Company filed a Certificate of Amendment with the Delaware Secretary of State to amend the Company’s Certificate of Incorporation, which amendment effected a one-for-five reverse stock split of Zhone common stock and reduced the authorized shares of Zhone common stock from 900,000,000 to 180,000,000. No fractional shares of common stock were issued as a result of the reverse stock split and shareholders of record received cash in lieu of the fractional shares to which they would otherwise have been entitled, based on the closing price of Zhone common stock on March 10, 2010. All stock options were modified for the one-for-five reverse split by decreasing the number of shares and increasing the exercise price per share on a one-for-five basis. This modification did not result in any additional stock compensation expense in 2011, 2012 or future periods. References to shares of Zhone common stock, warrants and stock options (and associated dollar amounts) in this Form 10-K for all periods presented are provided on a post-reverse stock split basis.

(b) Warrants

At December 31, 2012, the Company had a total of 7,238 warrants to purchase common stock outstanding at a weighted average exercise price of $116.55 per share. The outstanding warrants will expire in the years 2013 and 2014. No warrants were exercised in 2012, 2011, or 2010.

(c) Stock-Based Compensation

As of December 31, 2012, the Company had two types of share-based compensation plans related to stock options and employee stock purchases. The compensation cost that has been charged as an expense in the statement of comprehensive loss for those plans was $1.3 million, $1.7 million and $2.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table summarizes stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year ended December 31,
	2012	2011	2010
Compensation expense relating to employee stock options	$1,283	$1,535	$2,098
Compensation expense relating to non-employees	—	61	69
Compensation expense relating to Employee Stock Purchase Plan	31	74	98

Stock-based compensation expense	$1,314	$1,670	$2,265

Stock Options

The Company’s stock-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company has two active stock option plans, the Amended and Restated Special 2001 Stock Incentive Plan and the Amended and Restated 2001 Stock Incentive Plan. Stock options are primarily issued from the Amended and Restated 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant, except that any options granted to a 10% stockholder must have an exercise price equal to at least 110% of the fair market value of the Company’s common stock on the date of grant. The Board of Directors determines the term of each option, the option exercise price and the vesting terms. Stock options are generally granted at an exercise price equal to the fair market value on the date of grant, expiring seven to ten years from the date of grant and vesting over a period of four years. On January 1 of each year, if the number of shares available for grant under the Amended and Restated 2001 Stock Incentive Plan is less than 5% of the total number of shares of common stock outstanding as of that date, the shares available for grant under the plan are automatically increased by the amount necessary to make the total number of shares available for grant equal to 5% of the total number of shares of common stock outstanding, or by a lesser amount as determined by the Board of Directors. As of December 31, 2012, 1.2 million shares were available for grant under these plans.

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

The assumptions used to value option grants for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year ended December 31,
	2012	2011	2010
Expected term	4.7 years	4.7 years	4.7 years
Expected volatility	96%	94%	94%
Risk free interest rate	0.74%	1.19%	1.54%

The weighted average grant date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $0.95, $1.25 and $1.07 per share, respectively. The intrinsic value of options exercised for the years ended December 31, 2012, 2011 and 2010 was zero, $0.2 million and $0.2 million, respectively. The Company received $0.1 million in proceeds from stock option exercises for the years ended December 31, 2012, 2011 and 2010.

The following table sets forth the summary of option activity under the stock option program for the year ended December 31, 2012 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	5,700	$2.40	4.45	$951
Granted	306	$0.89
Canceled/Forfeited	(588)	$4.84
Exercised	(95)	$0.53

Outstanding as of December 31, 2012	5,323	$2.07	3.64	—

Vested and expected to vest at December 31, 2012	5,241	$2.08	3.60	—

Vested and exercisable at December 31, 2012	4,882	$2.13	3.44	—

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price as of December 31, 2012 of $0.47, which would have been received by the option holders had the option holders exercised their options as of that date.

As of December 31, 2012, there was $0.4 million of unrecognized compensation costs, adjusted for estimated forfeitures related to unvested stock-based payments granted which are expected to be recognized over a weighted average period of 1.9 years.

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

In 2011, the Company’s board of directors approved the acceleration of vesting of all unvested options to purchase shares of Zhone common stock that were held by the Company’s senior management as of that date. The acceleration was effective as of September 30, 2011. Options to purchase an aggregate of approximately 0.6 million shares of Zhone common stock were subject to the acceleration and resulted in a compensation charge of $0.7 million which was fully expensed in the three-month period ended September 30, 2011. The acceleration of these options was undertaken to partially offset previous reductions in cash compensation and other benefits by the Company’s senior management.

On August 9, 2012, the Company’s board of directors approved the acceleration of vesting of all unvested options to purchase shares of Zhone common stock that were held by the Company’s senior management and employees as of that date. The acceleration for shares held by senior management was effective as of August 9, 2012 and the acceleration of shares held by all other employees was effective as of September 30, 2012. Options to purchase an aggregate of approximately 0.6 million shares of Zhone common stock were subject to the acceleration and resulted in a compensation charge of $0.7 million which was fully expensed in the three month period ended September 30, 2012. The acceleration of these options was undertaken to partially offset previous reductions in cash compensation and other benefits by the Company’s senior management and employees.

Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (“ESPP”) allows eligible employee participants to purchase shares of the Company’s common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of each three-month offering period. Participation is limited to 10% of an employee’s eligible compensation, not to exceed amounts allowed by the Internal Revenue Code. The following table summarizes shares purchased, weighted average purchase price, cash received and the aggregate intrinsic value for ESPP purchases during the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share data):

	Year ended December 31,
	2012	2011	2010
Shares purchased	117	131	151
Weighted average purchase price	$0.73	$1.00	$1.31
Cash received	$86	$131	$199
Aggregate intrinsic value	$40	$108	$38

The assumptions used to value stock purchases under the Company’s ESPP for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year ended December 31,
	2012	2011	2010
Expected term	3 months	3 months	3 months
Volatility	77%	71%	83%
Risk free interest rate	0.01%	0.03%	0.1%
Weighted average fair value per share	$0.33	$0.52	$0.68

(9) Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year ended December 31,
	2012	2011	2010
Numerator:
Net loss	$(9,015)	$(11,726)	$(4,781)

Denominator:
Weighted average common stock outstanding	31,010	30,671	30,393

Basic and diluted net loss per share	$(0.29)	$(0.38)	$(0.16)

The following tables set forth potential common stock that is not included in the diluted net loss per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands, except exercise price per share data):

	2012	Weighted average exercise price
Warrants	7	$116.55
Outstanding stock options and unvested restricted shares	5,376	$2.05

	5,383

	2011	Weighted average exercise price
Warrants	7	$116.55
Outstanding stock options and unvested restricted shares	5,759	$2.38

	5,766

	2010	Weighted average exercise price
Warrants	7	$116.55
Outstanding stock options and unvested restricted shares	5,133	$3.52

	5,140

As of December 31, 2012, 2011 and 2010, there were zero shares of issued common stock subject to repurchase.

(10) Income Taxes

The following is a summary of the components of income tax expense applicable to loss before income taxes (in thousands):

	Year ended December 31,
	2012	2011	2010
Current:
Federal	—	—	$(176)
State	26	15	34
Foreign	98	45	41

	$124	$60	$(101)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	$124	$60	$(101)

A reconciliation of the expected tax expense (benefit) to the actual tax expense (benefit) is as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Expected tax benefit at statutory rate (35%)	$(3,155)	$(4,083)	$(1,709)
State taxes, net of Federal effect	17	9	22
Foreign rate differential	(2,416)	(3,532)	(3,598)
Valuation allowance	5,362	7,065	4,535
Stock-based compensation	402	518	722
Other	(86)	83	(73)

	$124	$60	$(101)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Deferred assets:
Net operating loss, capital loss, and tax credit carryforwards	$526,575	$536,302
Fixed assets and intangible assets	20,802	20,367
Inventory and other reserves	4,995	6,879
Other	128	92

Gross deferred tax assets	552,500	563,640
Less valuation allowance	(552,500)	(563,640)

Total deferred tax assets	$—	$—

For the years ended December 31, 2012 and 2011, the net changes in the valuation allowance were a decrease of $11.1 million and an increase of $2.3 million, respectively. The Company recorded a full valuation allowance against the net deferred tax assets at December 31, 2012 and 2011 since it is more likely than not that the net deferred tax assets will not be realized due to the lack of previously paid taxes and anticipated taxable income.

As of December 31, 2012, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $1,390.7 million and $242.6 million, respectively, which are available to offset future taxable income, if any, in years through 2031. Approximately $3.7 million and $2.4 million net operating loss carryforwards for federal and California income tax purposes, respectively, are attributable to employee stock option deductions, the benefit from which will be allocated to paid-in-capital rather than current income when subsequently recognized. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change will be significantly reduced. The Company’s deferred tax asset and related valuation allowance would be reduced as a result. The Company has not yet performed a Section 382 study to determine the amount of reduction, if any.

As of December 31, 2012, the Company also had research credit carryforwards for federal and state income tax purposes of approximately $22.0 million and $7.8 million, respectively, which are available to reduce future income taxes, if any, in years through 2031 and over an indefinite period, respectively. Additionally, the Company had alternative minimum tax credit carryforwards for federal income tax purposes of approximately $0.1 million which are available to reduce future income taxes, if any, over an indefinite period. The Company also had enterprise zone credit carryforwards for state income tax purposes of approximately $0.2 million which are available to reduce future state income taxes, if any, over an indefinite period.

The Company may have unrecognized tax benefits included in its deferred tax assets which are subject to a full valuation allowance as of December 31, 2012 and 2011. However, the Company has not yet performed a study to determine the amount of such unrecognized tax benefits.

Interest and penalties, to the extent accrued on unrecognized tax benefits in the future, will be included in tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

• Federal	2009 – 2012
• California and Canada	2008 – 2012
• Brazil	2007 – 2012
• Germany	2009 – 2012
• United Kingdom	2008 – 2012

However, due to the fact the Company had net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years.

The Company estimates that its foreign income will generally be subject to taxation in the United States on a current basis and that its foreign subsidiaries and representative offices will therefore not have any material untaxed earnings subject to deferred taxes. In addition, to the extent the Company is deemed to have a sufficient connection to a particular taxing jurisdiction to enable that jurisdiction to tax the Company but the Company has not filed an income tax return in that jurisdiction for the year(s) at issue, the jurisdiction would typically be able to assert a tax liability for such years without limitation on the number of years it may examine.

The Company is not currently under examination for income taxes in any material jurisdiction.

(11) Related-Party Transactions

In the ordinary course of business, the Company’s executive officers and non-employee directors are reimbursed for travel related expenses when incurred for business purposes. The Company reimburses its Chairman, President and Chief Executive Officer, Morteza Ejabat, for the direct operating expenses incurred in the use of his private aircraft when used for business purposes. The amount reimbursed for these expenses was $0.3 million, $0.3 million, and $0.3 million during the years ended December 31, 2012, 2011 and 2010, respectively.

(12) Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options.

Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating leases
Year ending December 31:
2013	$1,287
2014	774
2015	577
2016	—
2017 and thereafter	—

Total minimum lease payments	$2,638

The above amounts include $1.8 million of future minimum lease payments with respect to the Company’s Oakland, California campus in connection with the sale and leaseback transaction, as discussed in Note 5. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Rent expense under operating leases, excluding rent relating to excess facilities previously accrued, totaled $2.5 million, $2.7 million and $3.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Sublease rental income totaled $0.4 million, $0.9 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Performance Bonds

In the normal course of operations, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $7.4 million as of December 31, 2012.

Purchase Commitments

The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding was $4.0 million as of December 31, 2012.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue and is recorded in cost of revenue.

Gain Contingencies

As part of a patent sale agreement entered into in 2011, the Company is entitled to a portion of proceeds arising from sales of assigned patents. During the year ended December 31, 2012, the Company recorded a $1.0 million gain on patent sales in general and administrative expenses. Future patent sales could result in additional gains. The Company recognizes the gain based upon cash receipts.

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

(14) Employee Benefit Plan

The Company maintains a 401(k) plan for its employees whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company may make discretionary contributions. The Company made discretionary contributions to the plan of zero, zero, and $0.6 million in 2012, 2011, and 2010, respectively. The contribution from 2010 was a non-elective employer contribution made from the forfeiture account to all eligible participants.

(15) Subsequent Events

On March 13, 2013, the Company entered into an amendment of its WFB Facility to establish the minimum EBITDA requirements for 2013 in its financial covenants and to add additional minimum liquidity and maximum capital expenditure financial covenants. No other changes were made to the covenants under the WFB Facility.

(16) Enterprise Wide Information

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

	Year ended December 31,
	2012	2011	2010
Revenue by Geography:
United States	$47,131	$48,626	$45,303
Canada	3,763	4,190	4,923

Total North America	50,894	52,816	50,226

Latin America	27,890	32,082	24,369
Europe, Middle East, Africa	34,215	38,529	51,596
Asia Pacific	2,386	1,075	2,845

Total International	64,491	71,686	78,810

	$115,385	$124,502	$129,036

	Year ended December 31,
	2012	2011	2010
Revenue by products and services:
Products	$110,267	$119,443	$124,673
Services	5,118	5,059	4,363

	$115,385	$124,502	$129,036

(17) Quarterly Information (unaudited)

	Year ended December 31, 2012
	Q1 (1)	Q2	Q3	Q4
	(in thousands, except per share data)
Net revenue	$27,062	$30,835	$29,198	$28,290
Gross profit	8,380	9,272	8,232	10,400
Operating income (loss)	(3,354)	(2,092)	(4,139)	805
Net income (loss)	(3,414)	(2,102)	(4,198)	699
Net income (loss) per share
Basic	$(0.11)	$(0.07)	$(0.14)	$0.02
Diluted	(0.11)	(0.07)	(0.14)	0.02
Weighted-average shares outstanding
Basic	30,857	30,985	31,086	31,114
Diluted	30,857	30,985	31,086	31,114

	Year ended December 31, 2011
	Q1	Q2 (2)	Q3	Q4 (3)
	(in thousands, except per share data)
Net revenue	$29,572	$31,294	$30,204	$33,432
Gross profit	10,579	11,066	10,274	12,042
Operating loss	(2,502)	(1,875)	(2,731)	(4,628)
Net loss	(2,440)	(1,896)	(2,748)	(4,642)
Net loss per share
Basic	$(0.08)	$(0.06)	$(0.09)	$(0.15)
Diluted	(0.08)	(0.06)	(0.09)	(0.15)
Weighted-average shares outstanding
Basic	30,591	30,644	30,701	30,766
Diluted	30,591	30,644	30,701	30,766

(1)	Includes a $0.3 million credit as a result of vendor liabilities identified on the consolidated balance sheet where the applicable statute of limitations had expired and thus the Company was no longer legally liable for these amounts.
(2)	Includes a $0.7 million credit as a result of vendor liabilities identified on the consolidated balance sheet where the applicable statute of limitations had expired and thus the Company was no longer legally liable for these amounts. Of the amount of credit recorded, approximately $0.5 million related to liabilities where the statute of limitations expired in prior fiscal years, approximately $0.1 million related to the first quarter of fiscal 2011, and the remaining $0.1 million related to the quarter ended June 30, 2011.
(3)	Includes a $4.2 million charge resulting from an impairment charge against fixed assets, as described in Note 4 above.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, the end of our fiscal year. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control-Integrated Framework.” Based on our assessment of internal control over financial reporting, management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

On March 13, 2013, we entered into an amendment of the WFB Facility to establish the minimum EBITDA requirements for 2013 in its financial covenants and to add additional minimum liquidity and maximum capital expenditure financial covenants. No other changes were made to the covenants under the WFB Facility. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the First Amendment to Credit and Security Agreements, which is filed with this report as Exhibit 10.12.1 and incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our corporate governance, directors and nominees, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Corporate Governance Principles and Board Matters,” “Ownership of Securities” and “Proposal 1: Election of Directors” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

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

The information required by this item is included under the captions “Executive Compensation” and “Compensation Committee Report” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans is included under the captions “Ownership of Securities” and “Executive Compensation” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The Index to Consolidated Financial Statements on page 43 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Exhibits

The Exhibit Index on page 74 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: March 15, 2013	By:	/S/ MORTEZA EJABAT
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

Signature	Title	Date

/S/ MORTEZA EJABAT Morteza Ejabat	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)	March 15, 2013

/S/ KIRK MISAKA Kirk Misaka	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 15, 2013

/S/ MICHAEL CONNORS Michael Connors	Director	March 15, 2013

/S/ ROBERT DAHL Robert Dahl	Director	March 15, 2013

/S/ NANCY PIERCE Nancy Pierce	Director	March 15, 2013

/S/ C. RICHARD KRAMLICH C. Richard Kramlich	Director	March 15, 2013

/S/ JAMES TIMMINS James Timmins	Director	March 15, 2013

/S/ LAWRENCE BRISCOE Lawrence Briscoe	Director	March 15, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation dated February 16, 2005	10-K	000-32743	3.1	March 16, 2005

3.2	Certificate of Amendment of Restated Certificate of Incorporation dated March 11, 2010	10-K	000-32743	3.2	March 16, 2010

3.3	Amended and Restated Bylaws	10-K	000-32743	3.3	March 16, 2005

4.1	Form of Second Restated Rights Agreement dated November 13, 2003	10-Q	000-32743	4.1	May 14, 2004

10.1	Zhone Technologies, Inc. 1999 Stock Option Plan	10	000-50263	10.2	April 30, 2003

10.2	Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.1	May 17, 2007

10.3	Form of Stock Option Agreement for the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.1	September 1, 2006

10.4	Zhone Technologies, Inc. Amended and Restated Special 2001 Stock Incentive Plan	10-Q	000-32743	10.28	August 15, 2002

10.5	Form of Restricted Stock Award Agreement for the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.2	May 17, 2007

10.6	Zhone Technologies, Inc. 2002 Employee Stock Purchase Plan	8-K	000-32743	10.1	May 17, 2006

10.7	Incentive Awards Program Summary	8-K	000-32743	10.2	March 15, 2006

10.8	Form of Indemnity Agreement between Zhone Technologies, Inc. and its directors and officers	10-Q	000-32743	10.20	May 14, 2004

10.9	Form of Change of Control Severance Agreement	10-Q	000-32743	10.1	August 9, 2012

10.10	Letter Agreement dated November 13, 2003 between Zhone Technologies, Inc. and New Enterprise Associates VIII, Limited Partnership	Schedule 13D	005-61973	5	November 24, 2003

10.11	Second Amended and Restated Employment Agreement dated as of November 13, 2012 by and between Zhone Technologies, Inc. and Morteza Ejabat	10-Q	000-32743	10.1	November 14, 2012

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date

10.12	Credit and Security Agreement, dated as of March 13, 2012, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.16	March 15, 2012

10.12.1	First Amendment to Credit and Security Agreements, dated as of March 12, 2013, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association					X

10.13	Credit and Security Agreement (Ex-Im Subfacility), dated as of March 13, 2012, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.17	March 15, 2012

10.14	Real Estate Purchase Agreement between Zhone Technologies, Inc. and LBA Realty, LLC	8-K	000-32743	10.1	September 22, 2010

10.15	Multi-Tenant Commercial/Industrial Lease Agreement between Zhone Technologies, Inc. and LBA Realty, LLC	8-K	000-32743	10.2	September 22, 2010

10.16	Discount Payoff Agreement between Zhone Technologies, Inc. and LBA Realty, LLC	8-K	000-32743	10.3	September 22, 2010

21.2	List of Subsidiaries	10-K	000-32743	10.22	March 15, 2011

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)					X

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB*	XBRL Taxonomy Extension Labels Linkbase					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase					X

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are otherwise not subject to liability under these sections.