Form 10-Q
period 2013-03-31
ZHONE TECHNOLOGIES INC
filed 2013-05-03
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2013, there were approximately 31,120,441 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$11,662	$11,119
Accounts receivable, net of allowances for sales returns and doubtful accounts of $2,473 as of March 31, 2013 and $2,878 as of December 31, 2012	24,241	25,820
Inventories	21,158	21,404
Prepaid expenses and other current assets	2,411	2,590

Total current assets	59,472	60,933
Property and equipment, net	617	583
Other assets	195	208

Total assets	$60,284	$61,724

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,025	$7,229
Line of credit	10,000	10,000
Accrued and other liabilities	9,707	8,836

Total current liabilities	24,732	26,065
Other long-term liabilities	3,339	3,719

Total liabilities	28,071	29,784

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 31,120 and 31,116 shares as of March 31, 2013 and December 31, 2012, respectively	31	31
Additional paid-in capital	1,072,887	1,072,839
Other comprehensive income	211	216
Accumulated deficit	(1,040,916)	(1,041,146)

Total stockholders’ equity	32,213	31,940

Total liabilities and stockholders’ equity	$60,284	$61,724

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Net revenue	$28,379	$27,062
Cost of revenue	17,875	18,682

Gross profit	10,504	8,380

Operating expenses:
Research and product development	3,660	4,925
Sales and marketing	4,822	4,715
General and administrative	1,689	2,094

Total operating expenses	10,171	11,734

Operating income (loss)	333	(3,354)
Interest expense	(39)	(18)
Other loss, net	(32)	(9)

Income (loss) before income taxes	262	(3,381)
Income tax provision	32	33

Net income (loss)	230	(3,414)

Other comprehensive (loss) income – foreign currency translation adjustments	(5)	4

Comprehensive income (loss)	$225	$(3,410)

Basic and diluted net income (loss) per share	$0.01	$(0.11)
Weighted average shares outstanding used to compute basic net income (loss) per share	31,118	30,857
Weighted average shares outstanding used to compute diluted net income (loss) per share	31,758	30,857

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$230	$(3,414)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	82	77
Stock-based compensation	178	169
Provision for sales returns and doubtful accounts	635	404
Changes in operating assets and liabilities:
Accounts receivable	944	7,499
Inventories	246	874
Prepaid expenses and other current assets	179	(151)
Other assets	13	—
Accounts payable	(2,204)	(2,513)
Accrued and other liabilities	359	(1,075)

Net cash provided by operating activities	662	1,870

Cash flows from investing activities:
Purchases of property and equipment	(116)	(93)

Net cash used in investing activities	(116)	(93)

Cash flows from financing activities:
Proceeds from exercise of stock options and purchases	2	60
Repayment of debt	—	(5,000)

Net cash provided by (used in) financing activities	2	(4,940)

Effect of exchange rate changes on cash	(5)	4

Net increase (decrease) in cash and cash equivalents	543	(3,159)
Cash and cash equivalents at beginning of period	11,119	18,190

Cash and cash equivalents at end of period	$11,662	$15,031

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

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

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments, except as noted below) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company transactions and balances have been eliminated in consolidation. In the quarter ended March 31, 2013, the Company recorded a $0.6 million credit to the statement of comprehensive income as a result of a vendor refund received in 2013 which related to overpayments made in 2012. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012.

(c)	Risks and Uncertainties

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company generated net income in the fourth quarter of 2012 and the first quarter of 2013, the Company incurred a net loss for the year ended December 31, 2012 and expects that operating losses may continue in 2013. As of March 31, 2013, the Company had approximately $11.7 million in cash and cash equivalents and $10.0 million in current debt outstanding under its revolving line of credit and letter of credit facility (the “WFB Facility”) with Wells Fargo Bank (“WFB”). The Company currently expects to repay the WFB Facility within the next twelve months. The Company entered into its WFB Facility to provide liquidity and working capital through March 12, 2014, as discussed in Note 5.

Global economic and market conditions could impact the Company’s business in a number of ways, including:

•	Potential deferment of purchases and orders by customers;

•	Customers’ inability to obtain financing to make purchases from the Company and/or maintain their business;

•	Negative impact from increased financial pressures on third-party dealers, distributors and retailers;

•	Intense competition in the communication equipment market;

•	Commercial acceptance of the Company’s Single Line Multi-Service (“SLMS”) products; and

•	Negative impact from increased financial pressures on key suppliers.

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

The Company does not have any financial assets or liabilities measured at fair value on a recurring basis. The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet as of March 31, 2013 and December 31, 2012, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and debt. The estimated fair value of such instruments at March 31, 2013 approximated their carrying value as reported on the condensed consolidated balance sheet due to their short maturity. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.

(g)	Concentration of Risk

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended March 31, 2013, two customers based in the Middle East represented 32% of net revenue. For the three months ended March 31, 2012, one customer based in Latin America accounted for 13% of net revenue. There were no other customers that accounted for 10% or more of net revenue.

As of March 31, 2013, three customers accounted for 66% of net accounts receivable. As of December 31, 2012, the same customers accounted for 52% of net accounts receivable, respectively.

As of March 31, 2013 and December 31, 2012, receivables from customers in countries other than the United States represented 77% and 70%, respectively, of net accounts receivable.

(h)	Comprehensive Income

There have been no items reclassified out of accumulated other comprehensive income and into net income. The Company’s other comprehensive loss for the three months ended March 31, 2013 is comprised of only foreign exchange translations.

(2)	Inventories

Inventories as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$12,353	$13,226
Work in process	2,089	2,051
Finished goods	6,716	6,127

	$21,158	$21,404

(3)	Property and Equipment, net

Property and equipment, net, as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013	December 31, 2012
Machinery and equipment	$9,295	9,178
Computers and acquired software	3,757	3,758
Furniture and fixtures	248	248
Leasehold improvements	2,067	2,067

	15,367	15,251
Less accumulated depreciation and amortization	(14,750)	(14,668)

	$617	$583

Depreciation and amortization expense associated with property and equipment amounted to $0.1 million for each of the three months ended March 31, 2013 and 2012.

(4)	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) applicable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share gives effect to common stock equivalents; however, potential common equivalent shares are excluded if their effect is antidilutive. Potential common equivalent shares are composed of incremental shares of common equivalent shares issuable upon the exercise of stock options and warrants.

The following table is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Net income (loss):	$230	$(3,414)

Weighted average number of shares outstanding:
Basic	31,118	30,857
Effect of dilutive securities:
Stock options and share awards	640	—

Diluted	31,758	30,857

Net income (loss) per share:
Basic	$0.01	$(0.11)

Diluted	$0.01	$(0.11)

The following tables set forth potential common stock that is not included in the diluted net income (loss) per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except exercise price per share data):

	Three Months Ended March 31, 2013	Weighted Average Exercise Price
Warrants	7	$116.54
Outstanding stock options and unvested restricted shares	5,333	$2.05

	5,340

	Three Months Ended March 31, 2012	Weighted Average Exercise Price
Warrants	7	$116.54
Outstanding stock options and unvested restricted shares	5,629	$2.16

	5,636

(5)	Debt

Credit Facility

In March 2012, the Company entered into its $25.0 million WFB Facility with WFB to provide liquidity and working capital through March 12, 2014.

Under the WFB Facility, the Company has the option of borrowing funds at agreed upon interest rates. The amount that the Company is able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit, which at March 31, 2013 was $10.1 million. To maintain availability of funds under the WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.

The Company had $10.0 million outstanding at March 31, 2013 under its WFB Facility. In addition, $10.1 million was committed as security for letters of credit and the Company had $3.3 million unused borrowing availability under the WFB Facility as of March 31, 2013. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.5%. The interest rate on the WFB Facility was 3.78% at March 31, 2013.

The Company’s obligations under the WFB Facility are secured by substantially all of its personal property assets and those of its subsidiaries that guarantee the WFB Facility, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company defaults under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the WFB Facility. As of March 31, 2013, the Company was in compliance with these covenants.

(6)	Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2013 (remainder of the year)	$883
2014	806
2015	577
2016 and thereafter	—

Total minimum lease payments	$2,266

Warranties

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Beginning balance	$1,499	$1,546
Charged to cost of revenue	280	256
Claims and settlements	(260)	(231)

Ending balance	$1,519	$1,571

Performance Bonds

In the normal course of operations, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $4.5 million as of March 31, 2013.

Purchase Commitments

The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding was $3.4 million as of March 31, 2013.

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

(7)	Enterprise-Wide Information

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

	Three Months Ended March 31,
	2013	2012
Revenue by Geography:
United States	$9,173	$10,279
Canada	697	1,403

Total North America	9,870	11,682

Latin America	4,639	7,205
Europe, Middle East, Africa	13,235	7,609
Asia Pacific	635	566

Total International	18,509	15,380

	$28,379	$27,062

	Three Months Ended March 31,
	2013	2012
Revenue by Products and Services:
Products	$26,282	$26,006
Services	2,097	1,056

Total	$28,379	$27,062

(8)	Income Taxes

The total amount of unrecognized tax benefits, including interest and penalties, at March 31, 2013 was not material. The amount of tax benefits that would impact the effective income tax rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits during the quarters ended March 31, 2013 and 2012. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

• Federal	2009 –2012

• California and Canada	2008 – 2012

• Brazil	2007 – 2012

• Germany	2009 – 2012

• United Kingdom	2008 – 2012

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

Forward-Looking Statements

This report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future growth and revenues from our Single Line Multi-Service, or SLMS, products; our ability to refinance or repay our existing indebtedness prior to the applicable maturity date; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified under the heading “Risk Factors” in Part II, Item 1A elsewhere in this report, and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, the ability to generate sufficient revenue to achieve or sustain profitability, the ability to raise additional capital to fund existing and future operations or to refinance or repay our existing indebtedness, defects or other performance problems in our products, the economic slowdown in the telecommunications industry that has restricted the ability of our customers to purchase our products, commercial acceptance of our SLMS products, intense competition in the communications equipment market from large equipment companies as well as private companies with products that address the same networks needs as our products, higher than anticipated expenses that we may incur, and other factors identified elsewhere in this report and in our most recent reports on Forms 10-K, 10-Q and 8-K. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Since inception, with the exception of the fourth quarter of 2012 and the first quarter of 2013, we have incurred significant operating losses and had an accumulated deficit of $1,040.9 million as of March 31, 2013, and we expect that our operating losses may continue. In the quarter ended March 31, 2013, we recorded a $0.6 million credit to the statement of comprehensive income as a result of a vendor refund received in 2013 which related to overpayments made in 2012. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States and the rest of the world do not continue to improve or if they deteriorate, we may experience material adverse impacts on our business, operating results and financial condition.

Going forward, our key financial objectives include the following:

•	Increasing revenue while continuing to carefully control costs;

•	Continued investments in strategic research and product development activities that will provide the maximum potential return on investment; and

•	Minimizing consumption of our cash and cash equivalents.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS

We list in the table below the historical condensed consolidated statement of comprehensive income (loss) data as a percentage of net revenue for the periods indicated.

	Three Months Ended March 31,
	2013	2012
Net revenue	100%	100%
Cost of revenue	63%	69%

Gross profit	37%	31%

Operating expenses:
Research and product development	13%	18%
Sales and marketing	17%	18%
General and administrative	6%	8%

Total operating expenses	36%	44%

Operating income (loss)	1%	(13)%
Interest expense	0%	0%
Interest income	0%	0%
Other (loss) income, net	0%	0%

Income (loss) before income taxes	1%	(13)%
Income tax provision (benefit)	0%	0%

Net income (loss)	1%	(13)%

Other comprehensive income (loss)	0%	0%

Comprehensive income (loss)	1%	(13)%

Net Revenue

Information about our net revenue for products and services for the three months ended March 31, 2013 and 2012 is summarized below (in millions):

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)	% change
Products	$26.3	$26.0	$0.3	1.2%
Services	2.1	1.1	$1.0	90.9%

Total	$28.4	$27.1	$1.3	4.8%

Information about our net revenue for North America and international markets for the three months ended March 31, 2013 and 2012 is summarized below (in millions):

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)	% change
Revenue by geography:
United States	$9.2	$10.3	$(1.1)	(10.7)%
Canada	0.7	1.4	(0.7)	(50.0)%

Total North America	9.9	11.7	(1.8)	(15.4)%

Latin America	4.7	7.2	(2.5)	(34.7)%
Europe, Middle East, Africa	13.2	7.6	5.6	73.7%
Asia Pacific	0.6	0.6	—	—

Total International	18.5	15.4	3.1	20.1%

Total	$28.4	$27.1	$1.3	4.8%

For the three months ended March 31, 2013, net revenue increased 5% or $1.3 million to $28.4 million from $27.1 million for the same period last year. For the three months ended March 31, 2013, product revenue increased 1% or $0.3 million to $26.3 million, compared to $26.0 million for the same period last year. International net revenue increased 20% or $3.1 million to $18.5 million for the three months ended March 31, 2013 from $15.4 million for the same period last year, and represented 65% of total net revenue compared with 57% during the same period of 2012. The increases in net revenue, product revenue, and international net revenue for the three months ended March 31, 2013 were primarily due to higher sales of our products in the Middle East compared to the prior year, which were partially offset by decreases in sales of our products to customers in Latin America and North America.

For the three months ended March 31, 2013, service revenue increased by 91% or $1.0 million to $2.1 million, compared to $1.1 million for the same period last year. Service revenue represents revenue from maintenance and other services associated with product shipments. The increase in service revenue for the three months ended March 31, 2013 was primarily due to new service contracts, increased sales of installation services, and recognition of previously deferred revenue associated with extended warranties.

For the three months ended March 31, 2013, two customers based in the Middle East represented 32% of net revenue. For the three months ended March 31, 2012, one customer based in Latin America accounted for 13% of net revenue. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue, including stock-based compensation, decreased 4% or $0.8 million to $17.9 million for the three months ended March 31, 2013, compared to $18.7 million for the three months ended March 31, 2012. The decrease in cost of revenue for the three months ended March 31, 2013 was primarily due to changes in product mix. Gross margin increased to 37% as compared to 31% for the same prior year period, due primarily to greater sales of products with higher gross margin, such as MxK products.

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

Research and Product Development Expenses

Research and product development expenses decreased 24% or $1.2 million to $3.7 million for the three months ended March 31, 2013, compared to $4.9 million for the three months ended March 31, 2012. The decrease in the three months ended March 31, 2013 was primarily due to lower personnel-related expenses resulting from a lower headcount in 2013 as compared with 2012. In addition, we recorded a $0.6 million credit to our statement of comprehensive income in the current period as a result of a vendor refund received in 2013 which related to overpayments for health benefits made in 2012. A portion of the credit was allocated to research and product development expenses. We intend to continue to invest in research and product development to attain our strategic product development objectives while seeking to manage the associated costs through expense controls.

Sales and Marketing Expenses

Sales and marketing expenses increased 2% or $0.1 million to $4.8 million for the three months ended March 31, 2013, compared to $4.7 million for the three months ended March 31, 2012. The increase for the three months ended March 31, 2013 was primarily due to a $0.4 million increase in consulting expenses, which was offset by $0.3 million in lower personnel-related expenses. In addition, we recorded a $0.6 million credit to our statement of comprehensive income in the current period as a result of a vendor refund received in 2013 which related to overpayments for health benefits made in 2012. A portion of the credit was allocated to sales and marketing expenses.

General and Administrative Expenses

General and administrative expenses decreased 19% or $0.4 million to $1.7 million for the three months ended March 31, 2013 as compared to $2.1 million for the three months ended March 31, 2012. The decrease in the three months ended March 31, 2013 was primarily due to lower personnel-related expenses. In addition, we recorded a $0.6 million credit to our statement of comprehensive income in the current period as a result of a vendor refund received in 2013 which related to overpayments for health benefits made in 2012. A portion of the credit was allocated to general and administrative expenses.

Income Tax Provision

During the three months ended March 31, 2013 and 2012, no material provision or benefit for income taxes was recorded, due to our previous operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

OTHER PERFORMANCE MEASURES

In managing our business and assessing our financial performance, we supplement the information provided by our GAAP results with adjusted earnings before stock-based compensation, interest, taxes, and depreciation, or Adjusted EBITDA, a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, (ii) provision (benefit) for taxes, (iii) depreciation and amortization, (iv) non-cash equity-based compensation expense, and (v) material non-recurring non-cash transactions, such as gain (loss) on sale of assets or impairment of fixed assets. We believe that the presentation of Adjusted EBITDA enhances the usefulness of our financial information by presenting a measure that management uses internally to monitor and evaluate our operating performance and to evaluate the effectiveness of our business strategies. We believe Adjusted EBITDA also assists investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes the impact of items that we do not believe reflect our core operating performance.

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

Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net income (loss)	$230	$(3,414)
Add:
Interest expense	39	18
Provision for taxes	32	33
Depreciation and amortization	82	77
Non-cash equity-based compensation expense	178	169

Adjusted EBITDA	$561	$(3,117)

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At March 31, 2013, cash and cash equivalents were $11.7 million compared to $11.1 million at December 31, 2012. The $0.6 million increase in cash and cash equivalents was attributable to net cash provided by operating activities of $0.7 million, partially offset by net cash used in financing and investing activities.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2013 consisted of net income of $0.2 million, adjusted for non-cash charges totaling $0.9 million and an increase in net operating assets totaling $0.4 million. The most significant components of the changes in net operating assets were a decrease of $2.2 million in accounts payable, offset by a decrease of $0.9 million in accounts receivable. The decrease in accounts receivable was primarily the result of significant cash collections from several large customers in the current year period which caused a corresponding decrease in accounts payable as more cash was available to apply to vendor invoices.

Net cash provided by operating activities for the three months ended March 31, 2012 consisted of a net loss of $3.4 million, adjusted for non-cash charges totaling $0.7 million and a decrease in net operating assets totaling $4.6 million. The most significant components of the changes in net operating assets were a decrease of $7.5 million in accounts receivable, offset by decreases of $2.5 million in accounts payable and $1.1 million in accrued and other liabilities. The decrease in accounts receivable was primarily the result of significant cash collections from several large customers in the prior year period which caused a corresponding decrease in accounts payable as more cash was available to apply to vendor invoices. The decrease in accrued and other liabilities was comprised of reduced personnel accruals of $0.5 million, and the non-cash decreases in the deferred gain and leasehold improvement allowance of $0.2 million and operating lease liability related to our Largo facility of $0.4 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 and March 31, 2012 consisted primarily of purchases of property and equipment of $0.1 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2013 consisted of proceeds related to exercises of stock options and purchases under our 2002 Employee Stock Purchase Plan (ESPP).

Net cash used in financing activities for the three months ended March 31, 2012 consisted of repayments of debt of $5.0 million, partially offset by proceeds related to exercises of stock options and purchases under our ESPP of $0.1 million.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents which totaled $11.7 million at March 31, 2013, and our $25.0 million WFB Facility. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents may continue to be consumed by operations.

We had $10.0 million outstanding at March 31, 2013 under our WFB Facility. In addition, $10.1 million was committed as security for letters of credit and we had $3.3 million unused borrowing availability under our WFB Facility as of March 31, 2013. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.5%. The interest rate on the WFB Facility was 3.78% at March 31, 2013. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate principal amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. In addition, under the WFB Facility, we are able to utilize the facility as security for letters of credit. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% and is recorded as interest expense.

Our obligations under the WFB Facility are secured by substantially all of our personal property assets and those of our subsidiaries that guarantee the WFB Facility, including our intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we default under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. As of March 31, 2013, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.

Future Requirements and Funding Sources

Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. Our operating lease commitments also include $1.6 million of future minimum lease payments spread over the five-year lease term under the lease agreement we entered into in September 2010 with respect to our Oakland, California campus following the sale of our campus in a sale-leaseback transaction.

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

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of March 31, 2013, three customers accounted for 66% of net accounts receivable. Receivables from customers in countries other than the United States of America represented 77% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

We expect that operating losses and negative cash flows from operations may continue. In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may be required to sell assets, issue debt or equity securities or borrow on unfavorable terms. Continued uncertainty in credit markets may negatively impact our ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. We may be unable to sell assets, issue securities or access additional indebtedness to meet these needs on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. Likewise, any equity financing could result in additional dilution of our stockholders. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions we have previously taken. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount.Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and available credit facilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Contractual Commitments and Off-Balance Sheet Arrangements

At March 31, 2013, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2013	2014	2015	2016	2017 and Thereafter
Operating leases	$2,266	$883	$806	$577	$—	$—
Purchase commitments	3,380	3,380	—	—	—	—
Line of credit (1)	10,000	10,000	—	—	—	—

Total future contractual commitments	$15,646	$14,263	$806	$577	$—	$—

(1)	The specified payment period reflects our current intent to repay all outstanding borrowings within the current year. The maturity date under the WFB Facility is March 12, 2014.

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

Purchase Commitments

The purchase commitments shown above represent non-cancellable inventory purchase commitments as of March 31, 2013. The inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by us at time of order.

Line of Credit

The line of credit obligation has been recorded as a liability on our balance sheet. The line of credit obligation amount shown above represents the scheduled principal repayment, but not the associated interest payments which may vary based on changes in market interest rates. At March 31, 2013, the interest rate under the WFB Facility was 3.78%.

As of March 31, 2013, we had $10.0 million outstanding under our line of credit under the WFB Facility and an additional $10.1 million committed as security for letters of credit. See above under “Cash Management” for further information about the WFB Facility.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts. Cash and cash equivalents are principally held with various domestic financial institutions with high credit standing. We perform ongoing credit evaluations of our customers and generally do not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended March 31, 2013, two customers based in the Middle East represented 32% of net revenue. For the three months ended March 31, 2012, one customer based in Latin America accounted for 13% of net revenue.

As of March 31, 2013, three customers accounted for 66% of net accounts receivable. As of December 31, 2012, the same customers accounted for 52% of net accounts receivable.

As of March 31, 2013 and December 31, 2012, receivables from customers in countries other than the United States represented 77% and 70%, respectively, of net accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of March 31, 2013, our outstanding debt balance under our WFB Facility was $10.0 million. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.5%. The interest rate on our WFB Facility was 3.78% as of March 31, 2013. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.2 million.

Foreign Currency Risk

We transact business in various foreign countries. Substantially all of our assets are located in the United States. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily inter-company receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During 2013 and 2012, we did not hedge any of our foreign currency exposure.

We have performed sensitivity analyses as of March 31, 2013 using a modeling technique that measures the impact arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.4 million at March 31, 2013. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2012. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5.	Other Information

Submission of Matters to a Vote of Security Holders

On May 2, 2013, Zhone held its 2013 annual meeting of stockholders. Of the 31,120,165 shares of common stock outstanding and entitled to vote, 24,915,410 shares, or 80.1%, were represented in person or by proxy at the meeting. Three items of business were acted upon by stockholders at the annual meeting. The voting results are as follows:

Proposal 1 – Election of Directors

Stockholders elected all three of Zhone’s nominees as Class III Directors to serve three-year terms expiring at the 2016 annual meeting.

	Votes For	Votes Withheld	Abstain	Broker Non-Votes
Morteza Ejabat	10,677,709	925,320	—	13,312,381
Michael Connors	11,134,030	468,999	—	13,312,381
James Timmins	11,105,520	497,509		13,312,381

Proposal 2 – Approval of Amendment to Restated Certificate of Incorporation

Stockholders approved an amendment to Zhone’s Restated Certificate of Incorporation to (i) effect a reverse stock split at any whole number ratio of not less than one-for-two and not greater than one-for-ten, with the exact ratio to be determined by the Board of Directors, and (ii) proportionately decrease the number of shares of Zhone common stock that Zhone is authorized to issue, to be effected in the sole discretion of the Board of Directors at any time prior to our next annual meeting of stockholders without further approval or authorization of our stockholders.

	Votes For	Votes Against	Abstain	Broker Non-Votes
Amendment to Restated Certificate of Incorporation	19,248,937	5,097,773	568,700	—

Proposal 3 – Ratification of Appointment of Independent Registered Public Accounting Firm

Stockholders ratified the appointment of KPMG LLP as Zhone’s independent registered public accounting firm for the fiscal year ending December 31, 2013.

	Votes For	Votes Against	Abstain	Broker Non -Votes
Ratification of appointment of KPMG LLP	23,959,748	759,826	195,836	—

Management Bonuses and Salary Increase

On May 2, 2013, the Board of Directors of Zhone approved one-time bonuses for Morteza Ejabat, our Chief Executive Officer, and Kirk Misaka, our Chief Financial Officer. The bonus amounts are $165,000 for Mr. Ejabat and $54,750 for Mr. Misaka which represent the aggregate salary reductions taken by these executives in January 2009. Payment will be made in the form of 40% cash and 60% unrestricted stock awards.

In addition, effective as of the pay period ending May 10, 2013, Mr. Misaka’s base salary was increased to $365,000.

Item 6.	Exhibits

The Exhibit Index on page 23 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the retirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: May 3, 2013	By:	/s/ MORTEZA EJABAT
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	First Amendment to Credit and Security Agreements, dated as of March 12, 2013, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12.1 of registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are otherwise not subject to liability under these sections.