Form 10-Q
period 2013-06-30
ZHONE TECHNOLOGIES INC
filed 2013-08-09
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2013, there were approximately 31,474,486 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$12,722	$11,119
Accounts receivable, net of allowances for sales returns and doubtful accounts of $2,203 as of June 30, 2013 and $2,878 as of December 31, 2012	27,774	25,820
Inventories	20,143	21,404
Prepaid expenses and other current assets	1,945	2,590
Total current assets	62,584	60,933
Property and equipment, net	623	583
Other assets	185	208
Total assets	$63,392	$61,724
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,904	$7,229
Line of credit	10,000	10,000
Accrued and other liabilities	9,019	8,836
Total current liabilities	26,923	26,065
Other long-term liabilities	3,011	3,719
Total liabilities	29,934	29,784
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 31,325 and 31,116 shares as of June 30, 2013 and December 31, 2012, respectively	31	31
Additional paid-in capital	1,073,154	1,072,839
Other comprehensive income	133	216
Accumulated deficit	(1,039,860)	(1,041,146)
Total stockholders’ equity	33,458	31,940
Total liabilities and stockholders’ equity	$63,392	$61,724

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenue	$30,048	$30,835	$58,427	$57,897
Cost of revenue	18,436	21,563	36,311	40,245
Gross profit	11,612	9,272	22,116	17,652
Operating expenses:
Research and product development	3,920	4,820	7,580	9,745
Sales and marketing	5,073	4,825	9,895	9,540
General and administrative	1,525	1,719	3,214	3,813
Total operating expenses	10,518	11,364	20,689	23,098
Operating income (loss)	1,094	(2,092)	1,427	(5,446)
Interest expense	(10)	(9)	(49)	(27)
Other income (loss), net	12	15	(20)	6
Income (loss) before income taxes	1,096	(2,086)	1,358	(5,467)
Income tax provision	40	16	72	49
Net income (loss)	1,056	(2,102)	1,286	(5,516)
Other comprehensive loss – foreign currency translation adjustments	(78)	(20)	(83)	(16)
Comprehensive income (loss)	$978	$(2,122)	$1,203	$(5,532)
Basic and diluted net income (loss) per share	$0.03	$(0.07)	$0.04	$(0.18)
Weighted average shares outstanding used to compute basic net income (loss) per share	31,222	30,985	31,170	30,871
Weighted average shares outstanding used to compute diluted net income (loss) per share	32,696	30,985	31,859	30,871

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$1,286	$(5,516)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	174	157
Stock-based compensation	312	432
Provision for sales returns and doubtful accounts	812	789
Impairment of fixed assets	—	61
Changes in operating assets and liabilities:
Accounts receivable	(2,766)	5,352
Inventories	1,261	(265)
Prepaid expenses and other current assets	645	279
Other assets	23	(1)
Accounts payable	675	240
Accrued and other liabilities	(525)	(1,551)
Net cash provided by (used in) operating activities	1,897	(23)
Cash flows from investing activities:
Purchases of property and equipment	(214)	(194)
Restricted cash	—	58
Net cash used in investing activities	(214)	(136)
Cash flows from financing activities:
Proceeds from exercise of stock options and purchases	3	115
Repayment of debt	—	(5,000)
Net cash provided by (used in) financing activities	3	(4,885)
Effect of exchange rate changes on cash	(83)	(16)
Net increase (decrease) in cash and cash equivalents	1,603	(5,060)
Cash and cash equivalents at beginning of period	11,119	18,190
Cash and cash equivalents at end of period	$12,722	$13,130

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business
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
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company generated net income in the three most recent quarters, the Company incurred a net loss for the year ended December 31, 2012 and expects that operating losses may continue in 2013. As of June 30, 2013, the Company had approximately $12.7 million in cash and cash equivalents and $10.0 million in current debt outstanding under its revolving line of credit and letter of credit facility (the “WFB Facility”) with Wells Fargo Bank (“WFB”). The Company currently expects to repay the WFB Facility within the next twelve months. The Company entered into its WFB Facility to provide liquidity and working capital through March 12, 2014, as discussed in Note 5.
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

Level 1-	Inputs are quoted prices in active markets for identical assets or liabilities.

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
The Company does not have any financial assets or liabilities measured at fair value on a recurring basis. The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet as of June 30, 2013 and December 31, 2012, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and debt. The estimated fair value of such instruments at June 30, 2013 approximated their carrying value as reported on the condensed consolidated balance sheet due to their short maturity. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.

(g)	Concentration of Risk
The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts.
For each of the three months ended June 30, 2013 and 2012, two customers represented 21% of net revenue. For the six months ended June 30, 2013, three customers represented 34% of net revenue. For the six months ended June 30, 2012, three customers represented 28% of net revenue.
As of June 30, 2013, two customers accounted for 46% of net accounts receivable. As of December 31, 2012, the same customers accounted for 26% of net accounts receivable.
As of June 30, 2013 and December 31, 2012, receivables from customers in countries other than the United States represented 77% and 70%, respectively, of net accounts receivable.

(h)	Comprehensive Income
There have been no items reclassified out of accumulated other comprehensive income and into net income. The Company’s other comprehensive loss for the three and six months ended June 30, 2013 is comprised of only foreign exchange translations.

(2)	Inventories
Inventories as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$12,108	$13,226
Work in process	2,353	2,051
Finished goods	5,682	6,127
	$20,143	$21,404

(3)	Property and Equipment, net
Property and equipment, net, as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013	December 31, 2012
Machinery and equipment	$9,373	$9,178
Computers and acquired software	3,777	3,758
Furniture and fixtures	248	248
Leasehold improvements	2,067	2,067
	15,465	15,251
Less accumulated depreciation and amortization	(14,842)	(14,668)
	$623	$583
Depreciation and amortization expense associated with property and equipment amounted to $0.2 million for each of the six months ended June 30, 2013 and 2012.

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

The following table is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss):	$1,056	$(2,102)	$1,286	$(5,516)
Weighted average number of shares outstanding:
Basic	31,222	30,985	31,170	30,871
Effect of dilutive securities:
Stock options and share awards	1,474	—	689	—
Diluted	32,696	30,985	31,859	30,871
Net income (loss) per share:
Basic	$0.03	$(0.07)	$0.04	$(0.18)
Diluted	$0.03	$(0.07)	$0.04	$(0.18)
The following tables set forth potential common stock that is not included in the diluted net income (loss) per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except exercise price per share data):

	Three Months Ended June 30, 2013	Weighted Average Exercise Price	Six Months Ended June 30, 2013	Weighted Average Exercise Price
Warrants	7	$116.54	7	$116.54
Outstanding stock options and unvested restricted shares	3,011	$2.11	3,011	$2.11
	3,018		3,018

	Three Months Ended June 30, 2012	Weighted Average Exercise Price	Six Months Ended June 30, 2012	Weighted Average Exercise Price
Warrants	7	$116.54	7	$116.54
Outstanding stock options and unvested restricted shares	5,820	$2.01	5,820	$2.01
	5,827		5,827

(5)	Debt
Credit Facility
In March 2012, the Company entered into its $25.0 million WFB Facility with WFB to provide liquidity and working capital through March 12, 2014.
Under the WFB Facility, the Company has the option of borrowing funds at agreed upon interest rates. The amount that the Company is able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit, which at June 30, 2013 was $10.4 million . To maintain availability of funds under the WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.
The Company had $10.0 million outstanding at June 30, 2013 under its WFB Facility. In addition, $10.4 million was committed as security for letters of credit and the Company had $4.6 million unused borrowing availability under the WFB Facility as of June 30, 2013. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.5%. The interest rate on the WFB Facility was 3.77% at June 30, 2013.

The Company’s obligations under the WFB Facility are secured by substantially all of its personal property assets and those of its subsidiaries that guarantee the WFB Facility, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company defaults under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the WFB Facility. As of June 30, 2013, the Company was in compliance with these covenants.

(6)	Commitments and Contingencies
Operating Leases
The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2013 (remainder of the year)	$848
2014	1,572
2015	1,263
2016	407
2017 and thereafter	40
Total minimum lease payments	$4,130

Warranties
The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Beginning balance	$1,499	$1,546
Charged to cost of revenue	436	604
Claims and settlements	(455)	(575)
Ending balance	$1,480	$1,575

Performance Bonds
In the normal course of operations, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $3.3 million as of June 30, 2013.
Purchase Commitments
The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding was $6.6 million as of June 30, 2013.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue by Geography:
United States	$10,077	$12,203	$19,250	$22,482
Canada	1,113	1,072	1,810	2,475
Total North America	11,190	13,275	21,060	24,957
Latin America	7,654	8,444	12,293	15,649
Europe, Middle East, Africa	10,043	8,493	23,278	16,102
Asia Pacific	1,161	623	1,796	1,189
Total International	18,858	17,560	37,367	32,940
	$30,048	$30,835	$58,427	$57,897

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue by Products and Services:
Products	$27,764	$29,459	$54,046	$55,466
Services	2,284	1,376	4,381	2,431
Total	$30,048	$30,835	$58,427	$57,897

(8)	Income Taxes
The total amount of unrecognized tax benefits, including interest and penalties, at June 30, 2013 was not material. The amount of tax benefits that would impact the effective income tax rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits during the three and six months ended June 30, 2013 and 2012. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

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
Since inception, with the exception of the three most recent quarters, we have incurred significant operating losses and had an accumulated deficit of $1,039.9 million as of June 30, 2013, and we expect that our operating losses may continue. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States and the rest of the world do not continue to improve or if they deteriorate, we may experience material adverse impacts on our business, operating results and financial condition.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue	100%	100%	100%	100%
Cost of revenue	61%	70%	62%	70%
Gross profit	39%	30%	38%	30%
Operating expenses:
Research and product development	13%	16%	13%	17%
Sales and marketing	17%	16%	17%	16%
General and administrative	5%	5%	6%	7%
Total operating expenses	35%	37%	36%	40%
Operating income (loss)	4%	(7)%	2%	(10)%
Interest expense	0%	0%	0%	0%
Interest income	0%	0%	0%	0%
Other income (loss), net	0%	0%	0%	0%
Income (loss) before income taxes	4%	(7)%	2%	(10)%
Income tax provision	0%	0%	0%	0%
Net income (loss)	4%	(7)%	2%	(10)%
Other comprehensive income (loss)	0%	0%	0%	0%
Comprehensive income (loss)	4%	(7)%	2%	(10)%

Net Revenue
Information about our net revenue for products and services for the three and six months ended June 30, 2013 and 2012 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Increase (Decrease)	% change	2013	2012	Increase (Decrease)	% change
Products	$27.7	$29.4	$(1.7)	(5.8)%	$54.0	$55.5	$(1.5)	(2.7)%
Services	2.3	1.4	0.9	64.3%	4.4	2.4	2.0	83.3%
Total	$30.0	$30.8	$(0.8)	(2.6)%	$58.4	$57.9	$0.5	0.9%

Information about our net revenue for North America and international markets for the three months and six months ended June 30, 2013 and 2012 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Increase (Decrease)	% change	2013	2012	Increase (Decrease)	% change
Revenue by geography:
United States	$10.1	$12.2	$(2.1)	(17.2)%	$19.3	$22.5	$(3.2)	(14.2)%
Canada	1.1	1.1	—	—%	1.8	2.5	(0.7)	(28.0)%
Total North America	11.2	13.3	(2.1)	(15.8)%	21.1	25.0	(3.9)	(15.6)%
Latin America	7.6	8.4	(0.8)	(9.5)%	12.3	15.6	(3.3)	(21.2)%
Europe, Middle East, Africa	10.0	8.5	1.5	17.6%	23.2	16.1	7.1	44.1%
Asia Pacific	1.2	0.6	0.6	100.0%	1.8	1.2	0.6	50.0%
Total International	18.8	17.5	1.3	7.4%	37.3	32.9	4.4	13.4%
Total	$30.0	$30.8	$(0.8)	(2.6)%	$58.4	$57.9	$0.5	0.9%

For the three months ended June 30, 2013, net revenue decreased 3% or $0.8 million to $30.0 million from $30.8 million for the same period last year. For the six months ended June 30, 2013, net revenue increased 1% or $0.5 million to $58.4 million from $57.9 million for the same period last year.
For the three months ended June 30, 2013, product revenue decreased 6% or $1.7 million to $27.7 million, compared to $29.4 million for the same period last year. For the six months ended June 30, 2013, product revenue decreased 3% or $1.5 million to $54.0 million, compared to $55.5 million for the same period last year.
International net revenue increased 7% or $1.3 million to $18.8 million for the three months ended June 30, 2013 from $17.5 million for the same period last year, and represented 63% of total net revenue compared with 57% during the same period of 2012. International net revenue increased 13% or $4.4 million to $37.3 million for the six months ended June 30, 2013 from $32.9 million for the same period last year.
The decreases in net revenue and product revenue during the three months ended June 30, 2013 and decreases in product revenue for the six months ended June 30, 2013 were primarily due to fewer sales of our products in the United States and Latin America compared to the prior year, which were partially offset by increases in sales of our products to customers in the Middle East and Asia. For the six months ended June 30, 2013, net revenue increased due to higher service revenue compared to the prior year.
For the three months ended June 30, 2013, service revenue increased by 64% or $0.9 million to $2.3 million, compared to $1.4 million for the same period last year. For the six months ended June 30, 2013, service revenue increased by 83% or $2.0 million to $4.4 million, compared to $2.4 million for the same period last year. Service revenue represents revenue from maintenance and other services associated with product shipments. The increase in service revenue for the three and six months ended June 30, 2013 was primarily due to new service contracts, increased sales of installation services, and recognition of previously deferred revenue associated with extended warranties.
For each of the three months ended June 30, 2013 and 2012, two customers represented 21% of net revenue. For the six months ended June 30, 2013, three customers represented 34% of net revenue. For the six months ended June 30, 2012, three customers accounted for 28% of net revenue. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.
Cost of Revenue and Gross Profit
Total cost of revenue, including stock-based compensation, decreased 15% or $3.1 million to $18.4 million for the three months ended June 30, 2013, compared to $21.5 million for the three months ended June 30, 2012. Cost of revenue decreased $3.9 million or 10% to $36.3 million for the six months ended June 30, 2013 compared to $40.2 million for the same period last year. The decrease in cost of revenue for the three and six months ended June 30, 2013 was primarily due to changes in product mix and an improved pricing environment. Gross margin increased due primarily to greater sales of products with higher gross margin, such as MxK products.
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
Research and Product Development Expenses
Research and product development expenses decreased 19% or $0.9 million to $3.9 million for the three months ended June 30, 2013 compared to $4.8 million for the three months ended June 30, 2012, and decreased 22% or $2.1 million to $7.6 million for the six months ended June 30, 2013 compared to $9.7 million for the six months ended June 30, 2012. The decrease in the three and six months ended June 30, 2013 was primarily due to lower personnel-related expenses resulting from a lower headcount in 2013 as compared with 2012. In addition, we recorded a $0.6 million credit to our statement of comprehensive income in the quarter ended March 31, 2013 as a result of a vendor refund received in 2013 which related to overpayments for health benefits made in 2012. A portion of the credit was allocated to research and product development expenses. We intend to continue to invest in research and product development to attain our strategic product development objectives while seeking to manage the associated costs through expense controls.
Sales and Marketing Expenses
Sales and marketing expenses increased 5% or $0.2 million to $5.0 million for the three months ended June 30, 2013 compared to $4.8 million for the three months ended June 30, 2012, and increased 4% or $0.4 million to $9.9 million for the six months ended June 30, 2013 compared to $9.5 million for the six months ended June 30, 2012. The increase in the three and six months ended June 30, 2013 was primarily due to increases in consulting expenses and commissions, which was offset by lower personnel-related expenses. In addition, we recorded a $0.6 million credit to our statement of comprehensive income in the quarter ended March 31, 2013 as a result of a vendor refund received in 2013 which related to overpayments for health benefits made in 2012. A portion of the credit was allocated to sales and marketing expenses.
General and Administrative Expenses
General and administrative expenses decreased 11% or $0.2 million to $1.5 million for the three months ended June 30, 2013 compared to $1.7 million for the three months ended June 30, 2012, and decreased 16% or $0.6 million to $3.2 million for the six months ended June 30, 2013 compared to $3.8 million for the six months ended June 30, 2012. The decrease in the three and six months ended June 30, 2013 was primarily due to lower personnel-related expenses and decreased transportation costs. In addition, we recorded a $0.6 million credit to our statement of comprehensive income in the quarter ended March 31, 2013 as a result of a vendor refund received in 2013 which related to overpayments for health benefits made in 2012. A portion of the credit was allocated to general and administrative expenses. These decreases in expenses were partially offset by a $0.5 million gain recorded in the quarter ended June 30, 2012 as a result of patent sales. There was no similar gain in the current period.
Income Tax Provision
During the three and six months ended June 30, 2013 and 2012, no material provision or benefit for income taxes was recorded, due to our previous operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

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
Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$1,056	$(2,102)	$1,286	$(5,516)
Add:
Interest expense	10	9	49	27
Provision for taxes	40	16	72	49
Depreciation and amortization	92	80	174	157
Non-cash equity-based compensation expense	134	263	312	432
Adjusted EBITDA	$1,332	$(1,734)	$1,893	$(4,851)

LIQUIDITY AND CAPITAL RESOURCES
Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.
At June 30, 2013, cash and cash equivalents were $12.7 million compared to $11.1 million at December 31, 2012. The $1.6 million increase in cash and cash equivalents was attributable to net cash provided by operating activities of $1.9 million, partially offset by net cash used in investing activities.
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2013 consisted of net income of $1.3 million, adjusted for non-cash charges totaling $1.3 million and offset by an increase in net operating assets totaling $0.7 million. The most significant components of the changes in net operating assets were an increase of $2.8 million in accounts receivable, offset by a decrease of $1.3 million in inventory. The increase in accounts receivable was primarily the result of increased sales to several large customers in the current year period. The decrease in inventory was primarily due to better utilization of inventory in the current year period.
Net cash used in operating activities for the six months ended June 30, 2012 was immaterial and consisted of a net loss of $5.5 million, adjusted for non-cash charges totaling $1.4 million and a decrease in net operating assets totaling $4.1 million. The most significant components of the changes in net operating assets were a decrease of $5.4 million in accounts receivable, offset by a decrease of $1.6 million in accrued and other liabilities. The decrease in accounts receivable was primarily the result of significant cash collections from several large customers in the prior year period. The decrease in accrued and other liabilities was comprised of the decrease in the operating lease liability related to our Largo facility of $0.8 million and reduced personnel accruals of $0.3 million.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2013 consisted of purchases of property and equipment of $0.2 million. Net cash used in investing activities for the six months ended June 30, 2012 consisted of purchases of property and equipment of $0.2 million, partially offset by restricted cash of $0.1 million.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2013 was immaterial. Net cash used in financing activities for the six months ended June 30, 2012 was $4.9 million and consisted of repayments of debt of $5.0 million, partially offset by proceeds related to exercises of stock options and purchases under our Employee Stock Purchase Plan of $0.1 million.
Cash Management
Our primary source of liquidity comes from our cash and cash equivalents which totaled $12.7 million at June 30, 2013, and our $25.0 million WFB Facility. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents may be consumed by operations.
We had $10.0 million outstanding at June 30, 2013 under our WFB Facility. In addition, $10.4 million was committed as security for letters of credit and we had $4.6 million unused borrowing availability under our WFB Facility as of June 30, 2013. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.5%. The interest rate on the WFB Facility was 3.77% at June 30, 2013. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate principal amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. In addition, under the WFB Facility, we are able to utilize the facility as security for letters of credit. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% and is recorded as interest expense.
Our obligations under the WFB Facility are secured by substantially all of our personal property assets and those of our subsidiaries that guarantee the WFB Facility, including our intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we default under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. As of June 30, 2013, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.
Future Requirements and Funding Sources
Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. Our operating lease commitments also include $1.4 million of future minimum lease payments spread over the five-year lease term under the lease agreement we entered into in September 2010 with respect to our Oakland, California campus following the sale of our campus in a sale-leaseback transaction.
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
Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of June 30, 2013, two customers accounted for 46% of net accounts receivable. Receivables from customers in countries other than the United States of America represented 77% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.
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
Contractual Commitments and Off-Balance Sheet Arrangements
At June 30, 2013, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2013	2014	2015	2016	2017 and thereafter
Operating leases	$4,130	$848	$1,572	$1,263	$407	$40
Purchase commitments	6,609	6,609	—	—	—	—
Line of credit (1)	10,000	10,000	—	—	—	—
Total future contractual commitments	$20,739	$17,457	$1,572	$1,263	$407	$40

(1)	The specified payment period reflects our current intent to repay all outstanding borrowings within the current year. The maturity date under the WFB Facility is March 12, 2014.
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
Purchase Commitments
The purchase commitments shown above represent non-cancellable inventory purchase commitments as of June 30, 2013. The inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by us at time of order.
Line of Credit
The line of credit obligation has been recorded as a liability on our balance sheet. The line of credit obligation amount shown above represents the scheduled principal repayment, but not the associated interest payments which may vary based on changes in market interest rates. At June 30, 2013, the interest rate under the WFB Facility was 3.77%.
As of June 30, 2013, we had $10.0 million outstanding under our line of credit under the WFB Facility and an additional $10.4 million committed as security for letters of credit. See above under “Cash Management” for further information about the WFB Facility.

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
For each of the three months ended June 30, 2013 and June 30, 2012, two customers represented 21% of net revenue. For the six months ended June 30, 2013, three customers represented 34% of net revenue. For the six months ended June 30, 2012, three customers represented 28% of net revenue.
As of June 30, 2013, two customers accounted for 46% of net accounts receivable. As of December 31, 2012, the same customers accounted for 26% of net accounts receivable.
As of June 30, 2013, and December 31, 2012, receivables from customers in countries other than the United States represented 77% and 70%, respectively, of net accounts receivable.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of June 30, 2013, our outstanding debt balance under our WFB Facility was $10.0 million. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.5%. The interest rate on our WFB Facility was 3.77% as of June 30, 2013. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.2 million.
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
We have performed sensitivity analyses as of June 30, 2013 using a modeling technique that measures the impact arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.4 million at June 30, 2013. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

Item 1A.        Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2012, other than the risk factor entitled “Our common stock may be delisted from The Nasdaq Capital Market, which could negatively impact the price of our common stock and our ability to access the capital markets,” which is no longer currently applicable to Zhone as we received written notification from Nasdaq on August 6, 2013 that we had regained compliance with the minimum per share bid price requirement. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.        Exhibits

The Exhibit Index on page 24 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES
Pursuant to the retirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: August 9, 2013	By:	/s/ MORTEZA EJABAT
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase