Form 10-Q
period 2013-09-30
ZHONE TECHNOLOGIES INC
filed 2013-11-08
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2013, there were approximately 31,671,986 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$14,301	$11,119
Accounts receivable, net of allowances for sales returns and doubtful accounts of $1,675 as of September 30, 2013 and $2,878 as of December 31, 2012	29,356	25,820
Inventories	21,179	21,404
Prepaid expenses and other current assets	2,411	2,590
Total current assets	67,247	60,933
Property and equipment, net	642	583
Other assets	251	208
Total assets	$68,140	$61,724
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,545	$7,229
Line of credit	10,000	10,000
Accrued and other liabilities	8,650	8,836
Total current liabilities	30,195	26,065
Other long-term liabilities	2,688	3,719
Total liabilities	32,883	29,784
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 31,553 and 31,116 shares as of September 30, 2013 and December 31, 2012, respectively	31	31
Additional paid-in capital	1,073,387	1,072,839
Other comprehensive income	103	216
Accumulated deficit	(1,038,264)	(1,041,146)
Total stockholders’ equity	35,257	31,940
Total liabilities and stockholders’ equity	$68,140	$61,724

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenue	$31,515	$29,198	$89,942	$87,095
Cost of revenue	19,608	20,966	55,919	61,211
Gross profit	11,907	8,232	34,023	25,884
Operating expenses:
Research and product development	3,934	5,090	11,514	14,835
Sales and marketing	4,644	4,976	14,539	14,516
General and administrative	1,702	2,305	4,916	6,118
Total operating expenses	10,280	12,371	30,969	35,469
Operating income (loss)	1,627	(4,139)	3,054	(9,585)
Interest expense	(25)	(26)	(74)	(53)
Other income (loss), net	—	(19)	(20)	(13)
Income (loss) before income taxes	1,602	(4,184)	2,960	(9,651)
Income tax provision	6	14	78	63
Net income (loss)	1,596	(4,198)	2,882	(9,714)
Other comprehensive loss – foreign currency translation adjustments	(30)	(8)	(113)	(24)
Comprehensive income (loss)	$1,566	$(4,206)	$2,769	$(9,738)
Basic and diluted net income (loss) per share	$0.05	$(0.14)	$0.09	$(0.31)
Weighted average shares outstanding used to compute basic net income (loss) per share	31,480	31,086	31,273	30,927
Weighted average shares outstanding used to compute diluted net income (loss) per share	33,344	31,086	32,599	30,927

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$2,882	$(9,714)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	266	234
Stock-based compensation	367	1,266
Provision for sales returns and doubtful accounts	1,203	1,651
Impairment of fixed assets	—	61
Loss on disposal of fixed assets	—	5
Changes in operating assets and liabilities:
Accounts receivable	(4,739)	3,841
Inventories	225	2,014
Prepaid expenses and other current assets	179	53
Other assets	(43)	(1)
Accounts payable	4,316	(134)
Accrued and other liabilities	(1,217)	(2,027)
Net cash provided by (used in) operating activities	3,439	(2,751)
Cash flows from investing activities:
Purchases of property and equipment	(325)	(329)
Restricted cash	—	58
Net cash used in investing activities	(325)	(271)
Cash flows from financing activities:
Proceeds from exercise of stock options and purchases	181	130
Repayment of debt	—	(5,000)
Net cash provided by (used in) financing activities	181	(4,870)
Effect of exchange rate changes on cash	(113)	(24)
Net increase (decrease) in cash and cash equivalents	3,182	(7,916)
Cash and cash equivalents at beginning of period	11,119	18,190
Cash and cash equivalents at end of period	$14,301	$10,274

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business
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
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company generated net income in the four most recent quarters, the Company incurred a net loss for the year ended December 31, 2012 and there can be no assurance that the Company will continue to generate net income in the future. As of September 30, 2013, the Company had approximately $14.3 million in cash and cash equivalents and $10.0 million in current debt outstanding under its revolving line of credit and letter of credit facility (the “WFB Facility”) with Wells Fargo Bank (“WFB”). The Company currently expects to repay the WFB Facility within the next twelve months. The Company entered into its WFB Facility to provide liquidity and working capital through March 31, 2016, as discussed in Note 5.
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
The Company does not have any financial assets or liabilities measured at fair value on a recurring basis. The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet as of September 30, 2013 and December 31, 2012, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and debt. The estimated fair value of such instruments at September 30, 2013 approximated their carrying value as reported on the condensed consolidated balance sheet due to their short maturity. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.

(g)	Concentration of Risk
The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts.
For the three months ended September 30, 2013 and 2012, two customers represented 23% and 25% of net revenue, respectively. For the nine months ended September 30, 2013 and 2012, three customers represented 33% and 27% of net revenue, respectively.
As of September 30, 2013 and December 31, 2012, three customers accounted for 53% and 52% of net accounts receivable, respectively.
As of September 30, 2013 and December 31, 2012, receivables from customers in countries other than the United States represented 79% and 70%, respectively, of net accounts receivable.

(h)	Comprehensive Income
There have been no items reclassified out of accumulated other comprehensive income and into net income. The Company’s other comprehensive loss for the three and nine months ended September 30, 2013 is comprised of only foreign exchange translations.

(2)	Inventories
Inventories as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$12,693	$13,226
Work in process	2,026	2,051
Finished goods	6,460	6,127
	$21,179	$21,404

(3)	Property and Equipment, net
Property and equipment, net, as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013	December 31, 2012
Machinery and equipment	$9,485	$9,178
Computers and acquired software	3,777	3,758
Furniture and fixtures	248	248
Leasehold improvements	2,067	2,067
	15,577	15,251
Less accumulated depreciation and amortization	(14,935)	(14,668)
	$642	$583
Depreciation and amortization expense associated with property and equipment amounted to $0.3 million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively.

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

The following table is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss):	$1,596	$(4,198)	$2,882	$(9,714)
Weighted average number of shares outstanding:
Basic	31,480	31,086	31,273	30,927
Effect of dilutive securities:
Stock options and share awards	1,864	—	1,326	—
Diluted	33,344	31,086	32,599	30,927
Net income (loss) per share:
Basic	$0.05	$(0.14)	$0.09	$(0.31)
Diluted	$0.05	$(0.14)	$0.09	$(0.31)
The following tables set forth potential common stock that is not included in the diluted net income (loss) per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except exercise price per share data):

	Three Months Ended September 30, 2013	Weighted Average Exercise Price	Nine Months Ended September 30, 2013	Weighted Average Exercise Price
Warrants	7	$116.54	7	$116.54
Outstanding stock options and unvested restricted shares	541	$4.98	541	$4.98
	548		548

	Three Months Ended September 30, 2012	Weighted Average Exercise Price	Nine Months Ended September 30, 2012	Weighted Average Exercise Price
Warrants	7	$116.54	7	$116.54
Outstanding stock options and unvested restricted shares	5,692	$2.01	5,692	$2.01
	5,699		5,699

(5)	Debt
Credit Facility
As of September 30, 2013, the Company had a $25.0 million revolving line of credit and letter of credit facility with WFB to provide liquidity and working capital through March 31, 2016.
Under the WFB Facility, the Company has the option of borrowing funds at agreed upon interest rates. The amount that the Company is able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit, which at September 30, 2013 was $10.2 million. To maintain availability of funds under the WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.
The Company had $10.0 million outstanding at September 30, 2013 under its WFB Facility. In addition, $10.2 million was committed as security for letters of credit. No additional amounts were available for borrowing under the WFB Facility as of September 30, 2013. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. The interest rate on the WFB Facility was 3.25% at September 30, 2013.

The Company’s obligations under the WFB Facility are secured by substantially all of its personal property assets and those of its subsidiaries that guarantee the WFB Facility, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company defaults under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the WFB Facility. As of September 30, 2013, the Company was in compliance with these covenants.

(6)	Commitments and Contingencies
Operating Leases
The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2013 (remainder of the year)	$432
2014	1,601
2015	1,273
2016	407
2017 and thereafter	39
Total minimum lease payments	$3,752

Warranties
The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Beginning balance	$1,499	$1,546
Charged to cost of revenue	466	884
Claims and settlements	(719)	(857)
Ending balance	$1,246	$1,573
Performance Bonds
In the normal course of operations, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $4.3 million as of September 30, 2013.
Purchase Commitments
The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding was $11.1 million as of September 30, 2013.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue by Geography:
United States	$9,691	$11,534	$28,941	$34,016
Canada	881	676	2,691	3,151
Total North America	10,572	12,210	31,632	37,167
Latin America	8,317	7,500	20,610	23,149
Europe, Middle East, Africa	11,770	8,757	35,048	24,859
Asia Pacific	856	731	2,652	1,920
Total International	20,943	16,988	58,310	49,928
	$31,515	$29,198	$89,942	$87,095

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue by Products and Services:
Products	$29,653	$28,144	$83,699	$83,609
Services	1,862	1,054	6,243	3,486
Total	$31,515	$29,198	$89,942	$87,095

(8)	Income Taxes
The total amount of unrecognized tax benefits, including interest and penalties, at September 30, 2013 was not material. The amount of tax benefits that would impact the effective income tax rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits during the three and nine months ended September 30, 2013 and 2012. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

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
Although we generated net income in the four most recent quarters, we incurred a net loss for the year ended December 31, 2012 and have incurred significant operating losses in prior years. We had an accumulated deficit of $1,038.3 million as of September 30, 2013, and there can be no assurance that we will continue to generate net income in the future. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States and the rest of the world do not continue to improve or if they deteriorate, we may experience material adverse impacts on our business, operating results and financial condition.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue	100%	100%	100%	100%
Cost of revenue	62%	72%	62%	70%
Gross profit	38%	28%	38%	30%
Operating expenses:
Research and product development	13%	17%	13%	17%
Sales and marketing	15%	17%	16%	17%
General and administrative	5%	8%	6%	7%
Total operating expenses	33%	42%	35%	41%
Operating income (loss)	5%	(14)%	3%	(11)%
Interest expense	0%	0%	0%	0%
Interest income	0%	0%	0%	0%
Other income (loss), net	0%	0%	0%	0%
Income (loss) before income taxes	5%	(14)%	3%	(11)%
Income tax provision	0%	0%	0%	0%
Net income (loss)	5%	(14)%	3%	(11)%
Other comprehensive loss	0%	0%	0%	0%
Comprehensive income (loss)	5%	(14)%	3%	(11)%

Net Revenue
Information about our net revenue for products and services for the three and nine months ended September 30, 2013 and 2012 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Increase	% change	2013	2012	Increase	% change
Products	$29.7	$28.1	$1.6	5.7%	$83.7	$83.6	$0.1	0.1%
Services	1.8	1.1	0.7	63.6%	6.2	3.5	2.7	77.1%
Total	$31.5	$29.2	$2.3	7.9%	$89.9	$87.1	$2.8	3.2%

Information about our net revenue for North America and international markets for the three and nine months ended September 30, 2013 and 2012 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Increase (Decrease)	% change	2013	2012	Increase (Decrease)	% change
Revenue by geography:
United States	$9.7	$11.5	$(1.8)	(15.7)%	$28.9	$34.0	$(5.1)	(15.0)%
Canada	0.9	0.7	0.2	28.6%	2.7	3.2	(0.5)	(15.6)%
Total North America	10.6	12.2	(1.6)	(13.1)%	31.6	37.2	(5.6)	(15.1)%
Latin America	8.3	7.5	0.8	10.7%	20.6	23.1	(2.5)	(10.8)%
Europe, Middle East, Africa	11.8	8.8	3.0	34.1%	35.0	24.9	10.1	40.6%
Asia Pacific	0.8	0.7	0.1	14.3%	2.7	1.9	0.8	42.1%
Total International	20.9	17.0	3.9	22.9%	58.3	49.9	8.4	16.8%
Total	$31.5	$29.2	$2.3	7.9%	$89.9	$87.1	$2.8	3.2%

For the three months ended September 30, 2013, net revenue increased 8% or $2.3 million to $31.5 million from $29.2 million for the same period last year. The increase in net revenue was due to increases in both product and service revenue.
For the nine months ended September 30, 2013, net revenue increased 3% or $2.8 million to $89.9 million from $87.1 million for the same period last year. The increase in net revenue for the nine months ended September 30, 2013 was primarily due to increased service revenue.
For the three months ended September 30, 2013, product revenue increased 6% or $1.6 million to $29.7 million, compared to $28.1 million for the same period last year. The increase in product revenue was primarily due to increased sales of our ONT products.
For the nine months ended September 30, 2013, product revenue remained relatively flat at $83.7 million compared to the same period last year.
Service revenue represents revenue from maintenance and other services associated with product shipments. The increase in service revenue for the three and nine months ended September 30, 2013 of $0.7 million and $2.7 million, respectively, was primarily due to new service contracts, increased sales of installation services, and recognition of previously deferred revenue associated with extended warranties.
International net revenue increased 23% or $3.9 million to $20.9 million for the three months ended September 30, 2013 from $17.0 million for the same period last year, and represented 66% of total net revenue compared with 58% during the same period of 2012. International net revenue increased 17% or $8.4 million to $58.3 million for the nine months ended September 30, 2013 from $49.9 million for the same period last year. The increases in international net revenue were primarily due to increased sales of our products in the Middle East compared to the prior year, which were partially offset by decreases in sales of our products to customers in the United States.
For the three months ended September 30, 2013 and 2012, two customers represented 23% and 25% of net revenue, respectively. For the nine months ended September 30, 2013 and 2012, three customers represented 33% and 27% of net revenue, respectively. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.
Cost of Revenue and Gross Profit
Total cost of revenue, including stock-based compensation, decreased 7% or $1.4 million to $19.6 million for the three months ended September 30, 2013, compared to $21.0 million for the three months ended September 30, 2012. Cost of revenue decreased $5.3 million or 9% to $55.9 million for the nine months ended September 30, 2013 compared to $61.2 million for the same period last year. The decrease in cost of revenue for the three and nine months ended September 30, 2013 was primarily due to changes in product mix and an improved pricing environment. Gross margin increased due primarily to greater sales of products with higher gross margin, such as MxK products.

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
Research and Product Development Expenses
Research and product development expenses decreased 23% or $1.2 million to $3.9 million for the three months ended September 30, 2013 compared to $5.1 million for the three months ended September 30, 2012, and decreased 22% or $3.3 million to $11.5 million for the nine months ended September 30, 2013 compared to $14.8 million for the nine months ended September 30, 2012. The decrease in the three and nine months ended September 30, 2013 was primarily due to lower personnel-related expenses resulting from a lower headcount in 2013 as compared with 2012 as well as decreased stock-based compensation expense and lower software maintenance expenses. We intend to continue to invest in research and product development to attain our strategic product development objectives while seeking to manage the associated costs through expense controls.
Sales and Marketing Expenses
Sales and marketing expenses decreased 7% or $0.4 million to $4.6 million for the three months ended September 30, 2013 compared to $5.0 million for the three months ended September 30, 2012, and remained flat at $14.5 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease in the three months ended September 30, 2013 was primarily due to decreases in personnel-related expenses.
General and Administrative Expenses
General and administrative expenses decreased 26% or $0.6 million to $1.7 million for the three months ended September 30, 2013 compared to $2.3 million for the three months ended September 30, 2012, and decreased 20% or $1.2 million to $4.9 million for the nine months ended September 30, 2013 compared to $6.1 million for the nine months ended September 30, 2012. The decrease in the three months ended September 30, 2013 was primarily due to lower stock-based compensation expense and decreased transportation costs. The decrease in the nine months ended September 30, 2013 was primarily due to lower personnel-related expenses, decreased transportation costs, and decreased bad debt expense, partially offset by a $0.5 million gain recorded in the quarter ended June 30, 2012 as a result of patent sales. There was no similar gain in the current year period.
Income Tax Provision
During the three and nine months ended September 30, 2013 and 2012, no material provision or benefit for income taxes was recorded, due to our previous operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

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
Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$1,596	$(4,198)	$2,882	$(9,714)
Add:
Interest expense	25	26	74	53
Provision for taxes	6	14	78	63
Depreciation and amortization	92	77	266	234
Non-cash equity-based compensation expense	55	834	367	1,266
Adjusted EBITDA	$1,774	$(3,247)	$3,667	$(8,098)

LIQUIDITY AND CAPITAL RESOURCES
Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.
At September 30, 2013, cash and cash equivalents were $14.3 million compared to $11.1 million at December 31, 2012. The $3.2 million increase in cash and cash equivalents was attributable to net cash provided by operating and financing activities of $3.4 million and $0.2 million, respectively, partially offset by net cash used in investing activities of $0.3 million.
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2013 consisted of net income of $2.9 million, adjusted for non-cash charges totaling $1.8 million and offset by an increase in net operating assets totaling $1.3 million. The most significant components of the changes in net operating assets were an increase of $4.7 million in accounts receivable offset by an increase of $4.3 million in accounts payable. The increase in accounts receivable was primarily the result of increased sales to several large customers in the current year period. The increase in accounts payable was primarily due to the timing of payments to vendors.

Net cash used in operating activities for the nine months ended September 30, 2012 was $2.8 million and consisted of a net loss of $9.7 million, adjusted for non-cash charges totaling $3.2 million and a decrease in net operating assets totaling $3.7 million. The most significant components of the changes in net operating assets were a decrease of $3.8 million in accounts receivable and a decrease of $2.0 million in inventories, offset by a decrease of $2.0 million in accrued and other liabilities. The decrease in accounts receivable was primarily the result of significant cash collections from several large customers. The decrease in inventories was primarily due to better utilization of inventory. The decrease in accrued and other liabilities was comprised of the decrease in the operating lease liability related to our Largo facility of $0.8 million, non-cash decreases in the deferred gain and leasehold improvement allowance of $0.6 million, and reduced personnel accruals of $0.2 million.

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2013 consisted of purchases of property and equipment of $0.3 million. Net cash used in investing activities for the nine months ended September 30, 2012 consisted of purchases of property and equipment of $0.3 million, partially offset by restricted cash of $0.1 million.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2013 was $0.2 million, which consisted of proceeds related to exercises of stock options and purchases under our Employee Stock Purchase Plan (ESPP). Net cash used in financing activities for the nine months ended September 30, 2012 was $4.9 million and consisted of repayments of debt of $5.0 million, partially offset by proceeds related to exercises of stock options and purchases under our ESPP of $0.1 million.
Cash Management
Our primary source of liquidity comes from our cash and cash equivalents which totaled $14.3 million at September 30, 2013, and our $25.0 million revolving line of credit and letter of credit facility with WFB. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents may be consumed by operations.
As of September 30, 2013, we had a $25.0 million revolving line of credit and letter of credit facility with WFB to provide liquidity and working capital through March 31, 2016. In addition, $10.2 million was committed as security for letters of credit. No additional amounts were available for borrowing under the WFB Facility as of September 30, 2013. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. The interest rate on the WFB Facility was 3.25% at September 30, 2013. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate principal amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. In addition, under the WFB Facility, we are able to utilize the facility as security for letters of credit. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% and is recorded as interest expense.
Our obligations under the WFB Facility are secured by substantially all of our personal property assets and those of our subsidiaries that guarantee the WFB Facility, including our intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we default under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. As of September 30, 2013, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.
Future Requirements and Funding Sources
Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. Our operating lease commitments also include $1.3 million of future minimum lease payments spread over the five-year lease term under the lease agreement we entered into in September 2010 with respect to our Oakland, California campus following the sale of our campus in a sale-leaseback transaction.
From time to time, we may provide or commit to extend credit or credit support to our customers. This financing may include extending the terms for product payments to customers. Any extension of financing to our customers will limit the capital that we have available for other uses.
Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of September 30, 2013, three customers accounted for 53% of net accounts receivable and receivables from customers in countries other than the United States of America represented 79% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.
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
Contractual Commitments and Off-Balance Sheet Arrangements
At September 30, 2013, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2013	2014	2015	2016	2017 and thereafter
Operating leases	$3,752	$432	$1,601	$1,273	$407	$39
Purchase commitments	11,076	11,076	—	—	—	—
Line of credit (1)	10,000	10,000	—	—	—	—
Total future contractual commitments	$24,828	$21,508	$1,601	$1,273	$407	$39

(1)	The specified payment period reflects our current intent to repay all outstanding borrowings within the current year. The maturity date under the WFB Facility is March 31, 2016.
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
Purchase Commitments
The purchase commitments shown above represent non-cancellable inventory purchase commitments as of September 30, 2013. The inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by us at time of order.
Line of Credit
The line of credit obligation has been recorded as a liability on our balance sheet. The line of credit obligation amount shown above represents the scheduled principal repayment, but not the associated interest payments which may vary based on changes in market interest rates. At September 30, 2013, the interest rate under the WFB Facility was 3.25%.
As of September 30, 2013, we had $10.0 million outstanding under our line of credit under the WFB Facility and an additional $10.2 million committed as security for letters of credit. See above under “Cash Management” for further information about the WFB Facility.

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
For the three months ended September 30, 2013 and 2012, two customers represented 23% and 25% of net revenue, respectively. For the nine months ended September 30, 2013 and 2012, three customers represented 33% and 27% of net revenue, respectively.
As of September 30, 2013 and December 31, 2012, three customers accounted for 53% and 52% of net accounts receivable, respectively.
As of September 30, 2013, and December 31, 2012, receivables from customers in countries other than the United States represented 79% and 70%, respectively, of net accounts receivable.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of September 30, 2013, our outstanding debt balance under our WFB Facility was $10.0 million. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. The interest rate on our WFB Facility was 3.25% as of September 30, 2013. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.2 million.
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
We have performed sensitivity analyses as of September 30, 2013 using a modeling technique that measures the impact arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.4 million at September 30, 2013. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2012, as so updated. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5.        Other Information

New Incentive Bonus Plan
On November 8, 2013, the Compensation Committee of the Board of Directors of Zhone Technologies, Inc. established a new incentive bonus plan for Morteza Ejabat, our Chairman of the Board and Chief Executive Officer, as well as other key employees designated from time to time by the Compensation Committee.
Under the initial bonus program instituted by the Compensation Committee under the plan, Mr. Ejabat will be eligible to receive quarterly bonuses based on corporate performance objectives to be determined by the Compensation Committee on a quarterly basis. The corporate performance objectives will relate to the company’s performance relative to one or more of the following criteria: operating income, gross or net profit or operating margin, and/or earnings per share. Mr. Ejabat’s quarterly bonuses will be determined in the sole discretion of the Compensation Committee based on its consideration of the company’s performance relative to the corporate performance objectives established by the Compensation Committee for such quarter and such other factors as the Compensation Committee determines to be appropriate. Mr. Ejabat’s maximum quarterly bonus will be $206,250, for a maximum aggregate bonus under the plan of $825,000 per year.
We expect to adopt similar bonus programs under the incentive bonus plan for future years, which will reward achievement for corporate performance, as determined in the discretion of the Compensation Committee, and will contain maximum bonuses consistent with those disclosed above.

The foregoing description of the incentive bonus plan is qualified in its entirety by reference to the full text of the incentive bonus plan, which is filed as an exhibit to this report and incorporated herein by reference.

Item 6.        Exhibits

The Exhibit Index on page 25 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES
Pursuant to the retirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: November 8, 2013	By:	/s/ MORTEZA EJABAT
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1#	Zhone Technologies, Inc. Incentive Bonus Plan

10.2
Second Amendment to Credit and Security Agreements, dated as of September 30, 2013, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of registrant's Current Report on Form 8-K dated September 30, 2013 filed on October 1, 2013)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.