Form 10-K
period 2013-12-31
ZHONE TECHNOLOGIES INC
filed 2014-03-05
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 28, 2014, there were 32,302,337 shares outstanding of the registrant’s common stock, $0.001 par value. As of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of common stock held by non-affiliates of the registrant was approximately $19,777,423.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

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

PART I

ITEM 1.    BUSINESS
Company Overview
Our core business provides access products to carriers and services providers worldwide. We design, develop and manufacture communications network equipment for telecommunications, wireless and cable operators worldwide. We believe that these network service providers can increase their revenues and lower their operating costs by using our products to deliver high quality video and interactive entertainment and Internet Protocol (IP) enabled next generation voice services in addition to their existing voice and data service offerings, all on a platform that permits a seamless migration from legacy technologies to a converged packet-based architecture. Our mature SLMS architecture provides cost-efficiency and feature flexibility with support for voice over internet protocol (VoIP) and IP entertainment (IPTV). Within this versatile SLMS architecture, our products allow service providers to deliver all of these and other next generation converged packet services over their existing copper lines while providing support for fiber or Fiber to the home or business (FTTx) build-out. With our products and solutions, network service providers can seamlessly migrate from traditional circuit-based networks to packet-based networks and from copper-based access lines to fiber-based access lines without abandoning the investments they have made in their existing infrastructures.
Zhone launched our flagship MXK IP Multi-service Terabit Access Concentrator (MXK) and multiple new Optical Line Terminal (OLT) and outdoor units in late 2009. Our MXK product is a converged multi-services access platform that can be configured as a Gigabit Passive Optical Network (GPON) or Active Ethernet OLT. The MXK GPON line module is ITU-T G.984 compliant, delivering data throughputs of up to 2.5 Gbps downstream and 1.25 Gbps upstream. Each line card is designed for up to 64 passive splits per fiber. Active Ethernet delivers up to 100 Mbps point-to-point from a 20-port card. MXK continues to be widely deployed by service providers around the world, with over 5,770 total MXK units deployed as of December 31, 2013 at over 150 service providers in more than 40 countries.
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

In addition to our established product offerings in our core business, we launched our new FiberLAN Passive Optical LAN in 2012, which provides an alternative to switched copper-based LANs. Target customers of our FiberLAN business include hospitality, government, education, manufacturing and business enterprises. We believe FiberLAN Passive Optical LAN is one of the most cost-effective, efficient and environmentally friendly alternatives to existing copper-based Ethernet LAN infrastructure. Our FiberLAN Passive Optical LAN is comprised of our MXK OLT and zNID Optical Network Terminals (ONT), and delivers GPON and Active Ethernet-based LAN services to enterprises. Both our core business and FiberLAN business leverage the same R&D efficiencies. There were significant advances in this new vertical market in 2013, including the establishment of a new association, the Association for Passive Optical LAN, which includes as founding members IBM, 3M, Corning and Zhone. In addition, our FiberLAN solution (including FiberLAN OLT and ONT PON) was granted JITC (Joint Interoperability Test Command) certification by the Defense Information Systems Agency. This certification provides new sales opportunities in military and government markets, while helping to demonstrate the capabilities and security aspects of our FiberLAN solution.
The flexibility of our MXK product enables service provider and enterprise customers alike to choose the best technology for both services and network architecture. Active Ethernet provides dedicated high symmetric bandwidth to the end customers and makes it an excellent technology for deployment of business services. GPON provides a cost-effective way to deliver high bandwidth to the residence for a robust triple play offering while enabling a host of high speed data and video options for the businesses. In addition to Active Ethernet and dense GPON support, the MXK provides a wide array of multi-service functionality supporting well defined access standards enabling the convergence of voice, data and entertainment over any access medium delivering high-performance all IP solutions designed for either our core business or FiberLAN customers.
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
FiberLAN Passive Optical LAN - Passive Optical LAN is a next generation passive optical network architecture built using industry leading IT standards. This fully converged solution is scalable for a single building or large campus environments where customers are installing new facilities or upgrading their current LAN infrastructures. The solution provides a future-resistant LAN with environmentally friendly benefits, and high bandwidth capabilities to handle large sharing, file transfers, imaging, streaming video or real-time workgroup collaboration. Optical LAN Solutions are engineered to help improve network efficiencies, reduce capital costs, reduce space requirements, and conserve energy.
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
SLMS Products
Our SLMS products address three areas of customer requirements. Our Broadband Aggregation and Service products aggregate, concentrate and optimize communications traffic from copper and fiber networks. These products are deployed in central offices, remote offices, points of presence, curbsides, data and co-location centers, and large enterprises. Our Customer Premise Equipment, or CPE, products offer a cost-effective solution for combining analog voice and data services to the subscriber’s premises over a single platform. The Zhone Management System, or ZMS, product provides optional software tools to help manage aggregation and customer premises network hardware. These products deliver voice, data and video interface connectivity for broadcast and subscription television, internet routers and traditional telephony equipment. The FiberLAN Passive Optical LAN is a cost-effective alternative to existing copper-based Ethernet LAN, which is scalable for a single building or large campus environments.

Our SLMS products include:

Category	Product	Function
Broadband Aggregation and Service	MXK	Multi-Service Terabit Access Concentrator
	MALC	Multi-Access Line Concentrator
	MXP/MX	Scalable 1U SLMS VDSL2/Active Ethernet
	MALC-OLT	FTTx Optical Line Terminal
	4000 /8000 /12000	DSLAMs
Customer Premise Equipment (CPE)	EtherXtend	Ethernet Over Copper
	15xx, 67xx, 65xx	Wireline/Wireless DSL Modems
	16xx, 17xx, 6xxx	Wireline/Wireless DSL Modems
	zNID	Optical Network Terminals
Network and Subscriber Management	ZMS	Zhone Management System
Passive Optical LAN	MXK	Multi-Service Terabit Access Concentrator
	zNID	Optical Network Terminals
Legacy, Service and Other Products
Our legacy products support a variety of voice and data services, and are broadly deployed by service providers worldwide. Our main legacy product during 2013 and 2012 was our IMACS product which functions as a multi-access multiplexer.
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
Customers
For our core business, we sell our products and services to network service providers that offer voice, data and video services to businesses, governments, utilities and residential consumers. Our global customer base includes regional, national and international telecommunications carriers. To date, our products are deployed by over 750 network service providers on six continents worldwide. Baud Telecom Company represented 13% of net revenue in 2013 and 6% of net revenue in 2012. Axtel SAB de CV accounted for 10% of net revenue in both 2013 and 2012. No other customers accounted for 10% or more of net revenue during either period.
For our FiberLAN business, we sell our FiberLAN solutions directly and through partners and distributors to hospitality, education, manufacturing and business enterprises as well as to the government and military. Our global FiberLAN customer base includes hotels, universities, military bases, government institutions, manufacturing facilities and businesses. To date, our enterprise products and solutions are deployed in each of our served markets around the globe.
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
We continue our commitment to invest in leading edge technology research and development. Our research and product development expenditures were $15.3 million, $18.5 million, and $21.4 million in 2013, 2012 and 2011, respectively. All of our expenditures for research and product development costs, as well as stock-based compensation expense relating to research and product development, have been expensed as incurred. Stock-based compensation expense in 2013 related to research and product development was immaterial. For 2012 and 2011, our research and product development costs included stock-based compensation of $0.3 million and $0.2 million, respectively. We plan to continue to support the development of new products and features, while seeking to carefully manage associated costs through expense controls.
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

Backlog
Our backlog consists of purchase orders for products and services that we expect to ship or perform within the next year. Our backlog may fluctuate based on the timing of when purchase orders are received. At December 31, 2013, our backlog was $3.7 million, as compared to $6.9 million at December 31, 2012. We consider backlog to be an indicator, but not the sole predictor, of future sales because our customers may cancel or defer orders without penalty.
Competition
We compete in the communications equipment market, providing products and services for the delivery of voice, data and video services. This market is characterized by rapid change, converging technologies and a migration to solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors, including Alcatel-Lucent, Calix, Adtran, Huawei, Tellabs, and ZTE, among others. In addition, a number of companies have introduced products that address the same network needs that our products address, both domestically and abroad. The overall number of our competitors may increase, and the identity and composition of competitors may change. As we continue to expand our sales globally, we may see new competition in different geographic regions. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. Many of our competitors have greater financial, technical, sales and marketing resources than we do.
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
Manufacturing
We manufacture our products using a strategic combination of procurement from qualified suppliers, in-house manufacturing at our facility in Florida, and the use of original design manufacturers (ODM) located in the Far East. Since our acquisition of Paradyne Networks, Inc. (Paradyne) in September 2005, we have been manufacturing a significant majority of our more complex products at our manufacturing facility in Florida.
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
Employees
As of December 31, 2013, we employed 283 individuals worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.
Executive Officers
Set forth below is information concerning our executive officers and their ages as of December 31, 2013.

Name	Age	Position
Morteza Ejabat	63	Chief Executive Officer, President and Chairman of the Board of Directors
Kirk Misaka	55	Chief Financial Officer, Corporate Treasurer and Secretary

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
As a result of a variety of factors discussed in this report, our revenues for a particular quarter are difficult to predict. Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. The primary factors that may affect our results of operations include the following:

•	commercial acceptance of our SLMS and other products and services;

•	fluctuations in demand for network access products;

•	the timing and size of orders from customers;

•	the ability of our customers to finance their purchase of our products as well as their own operations;

•	new product introductions, enhancements or announcements by our competitors;

•	our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;

•	changes in our pricing policies or the pricing policies of our competitors;

•	the ability of our company and our contract manufacturers to attain and maintain production volumes and quality levels for our products;

•	our ability to obtain sufficient supplies of sole or limited source components;

•	increases in the prices of the components we purchase, or quality problems associated with these components;

•	unanticipated changes in regulatory requirements which may require us to redesign portions of our products;

•	changes in accounting rules, such as recording expenses for employee stock option grants;

•	integrating and operating any acquired businesses;

•	our ability to achieve targeted cost reductions;

•	how well we execute on our strategy and operating plans; and

•	general economic conditions as well as those specific to the communications, internet and related industries.
Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition that could adversely affect our stock price. During recent years our stock price has been volatile, ranging from a low of $0.40 to a high of $6.62 since December 31, 2011, and we anticipate that our stock price and trading volume may continue to be volatile in the future, whether due to the factors described above, volatility in public stock markets generally (particularly in the technology sector) or otherwise.

Between October 2011 and July 2013, the bid price for our common stock traded below the $1.00 minimum per share bid price required for continued inclusion on the Nasdaq Capital Market under Marketplace Rule 5550(a)(2), and we received letters from The Nasdaq Stock Market, or Nasdaq, requiring us to regain compliance within a specified period. A failure to regain compliance could result in our stock being delisted, subject to a right of appeal. In August 2013, we received written notification from Nasdaq advising us that we had regained compliance with the minimum bid price rule as the closing bid price of our common stock had been $1.00 per share or greater for ten consecutive business days. There can be no assurance that our stock price will remain above the minimum bid price or that we will be able to regain compliance if our stock price falls below the minimum bid price again in the future. In addition, if our average market capitalization falls below the carrying value of our assets for an extended period of time as it did during 2011, 2012, and 2013, this may indicate that the fair value of our net assets is below their carrying value, and may result in recording impairment charges.

We have experienced significant losses and we may incur losses in the future. If we fail to generate sufficient revenue to sustain our profitability, our stock price could decline.
Although we generated net income of $4.3 million for the year ended December 31, 2013, we incurred net losses for the years ended December 31, 2012, 2011, and 2010 and there can be no assurance that we will continue to generate net income in any future period. We had an accumulated deficit of $1,036.8 million at December 31, 2013. We have significant fixed expenses and expect that we will continue to incur substantial manufacturing, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the ongoing development of our business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to acquisitions and the integration of new technologies and other acquisitions that may occur in the future. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to sustain profitability in future periods will depend on our ability to generate and sustain higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue to sustain profitability in future periods, we may continue to incur operating losses, which could be substantial, and our stock price could decline.
We have significant debt obligations, which could adversely affect our business, operating results and financial condition.
As of December 31, 2013, we had approximately $10.0 million of total debt outstanding under our $25.0 million revolving line of credit and letter of credit facility (the WFB Facility) with Wells Fargo Bank (WFB), of which all was current. In addition, as of December 31, 2013, $10.4 million was committed as security for various letters of credit under the WFB Facility. We expect to make borrowings from time to time under the WFB Facility. The WFB Facility includes covenants, restrictions and financial ratios that may restrict our ability to operate our business. Our debt obligations could materially and adversely affect us in a number of ways, including:

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
If we default under the WFB Facility because of a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. We were in compliance with our covenants under our WFB Facility as of December 31, 2013. In 2010, we failed to satisfy a financial covenant under our former revolving line of credit and letter of credit facility. Although we were able to obtain a waiver with respect to that default, we cannot give assurances that we will be able to obtain a waiver should a default occur under our WFB Facility in the future. Any acceleration of amounts due could have a material adverse effect on our liquidity and financial condition.
If we are unable to obtain additional capital to fund our existing and future operations, we may be required to reduce the scope of our planned product development, and marketing and sales efforts, which would harm our business, financial condition and results of operations.
The development and marketing of new products, and the expansion of our direct sales operations and associated support personnel requires a significant commitment of resources. We may incur significant operating losses or expend significant amounts of capital if:

•	the market for our products develops more slowly than anticipated;

•	we fail to establish market share or generate revenue at anticipated levels;

•	our capital expenditure forecasts change or prove inaccurate; or

•	we fail to respond to unforeseen challenges or take advantage of unanticipated opportunities.
As a result, we may need to raise substantial additional capital. Additional capital, if required, may not be available on acceptable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. In addition, volatility in our stock price may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities. If we elect to raise equity capital, this may be dilutive to existing stockholders and could reduce the trading price of our common stock. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions that we have previously taken, which could have a material adverse effect on our business, financial condition and results of operations.
Our lack of liquid funds and other sources of financing may limit our ability to maintain our existing operations, grow our business and compete effectively.
As of December 31, 2013, we had approximately $15.7 million in cash and cash equivalents and $10.0 million outstanding under our bank lending facility. Our current lack of liquidity could harm us by:

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
In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may be required to sell assets, issue debt or equity securities, or borrow on potentially unfavorable terms. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount. We may be unable to sell assets, access additional indebtedness or undertake other actions to meet these needs. As a result, we may become unable to pay our ordinary expenses, including our debt service, on a timely basis. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. Likewise, any equity financing could result in additional dilution of our stockholders. If we are unable to sell assets, issue securities or access additional indebtedness to meet these needs on favorable terms, or at all, we may become unable to pay our ordinary expenses, including our debt service, on a timely basis and may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions we have previously taken. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount. In addition, we may not be able to fund our business expansion, take advantage of future opportunities, or respond to competitive pressures or unanticipated capital requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.
Our business and future operating results are subject to global economic and market conditions.
Global market and economic conditions in recent years have been unprecedented and challenging, with most major economies experiencing tighter credit conditions and an economic recession. Market turbulence and weak economic conditions, as well as concerns about energy costs, geopolitical issues, the availability and cost of credit, business and consumer confidence, unemployment, and the global housing and mortgage markets, could impact our business in a number of ways, including:

Potential deferment of purchases and orders by customers: Uncertainty about global economic conditions may cause consumers, businesses and governments to defer purchases in response to flat revenue budgets, tighter credit, decreased cash availability and weak consumer confidence. Accordingly, future demand for our products could differ materially from our current expectations.

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

Negative impact from increased financial pressures on third-party dealers, distributors and retailers: We make sales in certain regions through third-party dealers, distributors and retailers. These third parties may be impacted, among other things, by a significant decrease in available credit. If credit pressures or other financial difficulties result in insolvency for these third parties and we are unable to successfully transition end customers to purchase our products from other third parties, or from us directly, it could adversely impact our financial condition and results of operations.

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
We may experience material adverse impacts on our business, operating results and financial condition as a result of weak or recessionary economic or market conditions in the United States or the rest of the world.
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
The target customers for our products are network service providers that operate voice, data and video communications networks. There are a limited number of potential customers in our target market. For the year ended December 31, 2013 and 2012, three customers represented 33% and 25% of net revenue, respectively. We expect that a significant portion of our future revenue will depend on sales of our products to a limited number of customers. As a result, our revenue for any quarter may be subject to significant volatility based on changes in orders from one or a small number of key customers. Any failure of one or more customers to purchase products from us for any reason, including any downturn in their businesses, would seriously harm our business, financial condition and results of operations.
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
Competition in the communications equipment market is intense. This market is characterized by rapid change, converging technologies and a migration to networking solutions that offer superior advantages. We are aware of many companies in related markets that address particular aspects of the features and functions that our products provide. Currently, our primary competitors include Alcatel-Lucent, Calix, Adtran, Huawei, Tellabs and ZTE, among others. We also may face competition from other large communications equipment companies or other companies that may enter our market in the future. In addition, a number of companies have introduced products that address the same network needs that our products address, both domestically and abroad. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical, sales and marketing resources than we do and may be able to undertake more extensive marketing efforts, adopt more aggressive pricing policies and provide more customer financing than we can. In particular, we are encountering price-focused competitors from Asia, especially China, which places pressure on us to reduce our prices. If we are forced to reduce prices in order to secure customers, we may be unable to sustain gross margins at desired levels or achieve profitability. Competitive pressures could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which could reduce our revenue and adversely affect our financial results. Moreover, our competitors may foresee the course of market developments more accurately than we do and could develop new technologies that render our products less valuable or obsolete.

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
As of December 31, 2013, we had acquired twelve companies or product lines since we were founded in 1999. Further, we may acquire additional businesses, products or technologies in the future. On an ongoing basis, we may evaluate acquisitions of, or investments in, complementary companies, products or technologies to supplement our internal growth. Also, in the future, we may encounter difficulties identifying and acquiring suitable acquisition candidates on reasonable terms.
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
At December 31, 2013, our executive officers, directors and entities affiliated with them beneficially owned, in the aggregate, approximately 27% of our outstanding common stock. These stockholders, if acting together, will be able to influence substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of our company even if such a transaction would be beneficial to our other stockholders. In addition, provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our worldwide headquarters are located in Oakland, California. We also lease facilities for manufacturing, research and development purposes at locations including Largo, Florida; Alpharetta, Georgia; and Westlake Village, California. We maintain smaller offices to provide sales and customer support at various domestic and international locations. We believe that our existing facilities are suitable and adequate for our present purposes.

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

2013:
	High	Low
Fourth Quarter ended December 31, 2013	$6.62	$2.75
Third Quarter ended September 30, 2013	3.89	0.80
Second Quarter ended June 30, 2013	1.15	0.72
First Quarter ended March 31, 2013	1.24	0.43

2012:
	High	Low
Fourth Quarter ended December 31, 2012	$0.63	$0.40
Third Quarter ended September 30, 2012	0.80	0.50
Second Quarter ended June 30, 2012	1.17	0.65
First Quarter ended March 31, 2012	1.52	0.85
As of February 28, 2014, there were 978 registered stockholders of record. A substantially greater number of holders of Zhone common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during 2013.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data has been derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statement of Comprehensive Income (Loss) Data:
Net revenue	$122,248	$115,385	$124,502	$129,036	$126,501
Cost of revenue (1)	76,116	79,101	80,541	79,864	81,106
Gross profit	46,132	36,284	43,961	49,172	45,395
Operating expenses:
Research and product development (1)	15,326	18,542	21,380	21,188	22,113
Sales and marketing (1)	20,159	19,304	22,297	23,982	22,042
General and administrative (1)	6,199	7,157	7,784	9,855	9,933
Gain on sale of fixed assets	—	—	—	(1,959)	—
Impairment of fixed assets	—	61	4,236	—	—
Total operating expenses	41,684	45,064	55,697	53,066	54,088
Operating income (loss)	4,448	(8,780)	(11,736)	(3,894)	(8,693)
Interest expense, net	(85)	(102)	(41)	(989)	(1,284)
Other income (expense), net	(7)	(9)	111	1	121
Income (loss) before income taxes	4,356	(8,891)	(11,666)	(4,882)	(9,856)
Income tax provision (benefit)	42	124	60	(101)	171
Net income (loss)	$4,314	$(9,015)	$(11,726)	$(4,781)	$(10,027)
Other comprehensive income (loss)	(151)	(21)	(40)	(16)	43
Comprehensive income (loss)	$4,163	$(9,036)	$(11,766)	$(4,797)	$(9,984)
Basic net income (loss) per share (2)	$0.14	$(0.29)	$(0.38)	$(0.16)	$(0.33)
Diluted net income (loss) per share (2)	$0.13	$(0.29)	$(0.38)	$(0.16)	$(0.33)

Shares used in per-share calculation (2)
Basic	31,429	31,010	30,671	30,393	30,200
Diluted	33,021	31,010	30,671	30,393	30,200
(1) Amounts include stock-based compensation cost as follows:
Cost of revenue	$—	$63	$61	$94	$104
Research and product development	2	297	244	362	414
Sales and marketing	2	250	350	421	484
General and administrative	420	704	1,015	1,388	1,258
(2) All share and per share amounts reflect the one-for-five reverse stock split effected on March 11, 2010.

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$15,686	$11,119	$18,190	$21,174	$21,766
Working capital	39,291	34,868	43,027	49,402	53,843
Total assets	71,817	61,724	80,732	90,111	110,259
Long-term debt, including current portion	—	—	—	—	18,696
Stockholders’ equity	$37,559	$31,940	$39,527	$49,415	$51,673

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
Although we generated net income of $4.3 million for the year ended December 31, 2013, we incurred net losses for the years ended December 31, 2012, 2011 and 2010 and there can be no assurance that we will continue to generate net income or have positive cash flows from operations in any future period. We had an accumulated deficit of $1,036.8 million as of December 31, 2013. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States and the rest of the world deteriorate, we may experience material adverse impacts on our business, operating results and financial condition. During the past four years, we have continued our focus on cost control and operating efficiency along with restrictions on discretionary spending. In September 2012, we closed our development center in Portsmouth, New Hampshire to reduce occupancy and personnel-related expenses.
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
If factors change, and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income (loss) and net income (loss) per share. We are also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.
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

During the year ended December 31, 2013, we did not record any impairment charges related to the impairment of long-lived assets.

RESULTS OF OPERATIONS
We list in the table below the historical consolidated statement of comprehensive income (loss) as a percentage of net revenue for the periods indicated.

	Year ended December 31,
	2013	2012	2011
Net revenue	100%	100%	100%
Cost of revenue	62%	69%	65%
Gross profit	38%	31%	35%
Operating expenses:
Research and product development	13%	16%	17%
Sales and marketing	16%	17%	18%
General and administrative	5%	6%	6%
Impairment of fixed assets	0%	0%	3%
Total operating expenses	34%	39%	44%
Operating income (loss)	4%	(8)%	(9)%
Interest expense, net	0%	0%	0%
Other income (expense), net	0%	0%	0%
Income (loss) before income taxes	4%	(8)%	(9)%
Income tax provision	0%	0%	0%
Net income (loss)	4%	(8)%	(9)%
Other comprehensive income (loss)	0%	0%	0%
Comprehensive income (loss)	4%	(8)%	(9)%
2013 COMPARED WITH 2012
Net Revenue
Information about our net revenue for products and services for 2013 and 2012 is summarized below (in millions):

	2013	2012	Increase	% change
Products	$114.0	$110.3	$3.7	3%
Services	8.2	5.1	$3.1	61%
	$122.2	$115.4	$6.8	6%

Information about our net revenue for North America and international markets for 2013 and 2012 is summarized below (in millions):

	2013	2012	Increase (Decrease)	% change
Revenue by geography:
United States	$38.2	$47.1	$(8.9)	(19)%
Canada	3.4	3.8	(0.4)	(11)%
Total North America	41.6	50.9	(9.3)	(18)%
Latin America	27.2	27.9	(0.7)	(3)%
Europe, Middle East, Africa	49.6	34.2	15.4	45%
Asia Pacific	3.8	2.4	1.4	58%
Total International	80.6	64.5	16.1	25%
Total	$122.2	$115.4	$6.8	6%
Net revenue increased 6% or $6.8 million to $122.2 million for 2013 compared to $115.4 million for 2012. The increase in net revenue was attributable to increases in product and service revenue. Product revenue increased 3% or $3.7 million from 2012 primarily due to increased sales of our ONT products. Service revenue increased 61% or $3.1 million in 2013. Service revenue represents revenue from maintenance and other services associated with product shipments. The increase in service revenue was primarily due to new service contracts, increased sales of installation services, and recognition of previously deferred revenue associated with extended warranties.
International net revenue increased 25% or $16.1 million to $80.6 million in 2013 and represented 66% of total net revenue compared with 56% in 2012. The increase in international net revenue was primarily due to increased sales in Europe, Middle East, and Asia, as a result of recent growth in demand for our products in these regions, which was partially offset by lower revenue from Latin America. Domestic net revenue decreased 18% or $9.3 million to $41.6 million in 2013 compared to $50.9 million in 2012. The decrease was primarily due to fewer broadband development projects in connection with federal stimulus funding.
For the year ended December 31, 2013 and 2012, three customers represented 33% and 25% of net revenue, respectively. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.
Cost of Revenue and Gross Profit
Total cost of revenue, including stock-based compensation, decreased $3.0 million or 4% to $76.1 million for 2013, compared to $79.1 million for 2012. The decrease in cost of revenue for 2013 was primarily due to changes in product mix and an improved pricing environment resulting in lower costs. Total cost of revenue was 62% of net revenue for 2013, compared to 69% of net revenue for 2012, which resulted in an increase in gross profit percentage from 31% in 2012 to 38% in 2013. The year-over-year increase in gross margin was primarily due to greater sales of products with higher gross margin, such as MXK products, and increased service revenue.
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
Research and Product Development Expenses
Research and product development expenses decreased 17% or $3.2 million to $15.3 million for 2013 compared to $18.5 million for 2012. The decrease was primarily due to lower personnel-related expenses of $1.3 million resulting from a lower headcount in 2013 as compared with 2012. In addition, we recorded a $0.6 million credit to our statement of comprehensive income in the year ended December 31, 2013 as a result of a vendor refund received in 2013 which related to overpayments for health benefits made in 2012. A portion of the credit was allocated to research and product development expenses.

In addition, there was lower software maintenance expenses and expensed inventory costs of $0.6 million, decreased stock-based compensation expense of $0.3 million, and lower allocated facilities costs of $0.3 million. We intend to continue to invest in research and product development to attain our strategic product development objectives while seeking to manage the associated costs through expense controls.
Sales and Marketing Expenses
Sales and marketing expenses increased 4% or $0.9 million to $20.2 million for 2013 compared to $19.3 million for 2012. The overall increase was due to increased sales expenses while marketing and customer service expenses remained flat. The increase in sales expenses was primarily attributable to increased consulting costs of $1.2 million and commissions of $0.6 million. These increases were offset by lower personnel-related expenses of $0.8 million resulting from a lower headcount in 2013 as compared with 2012 as well as continued reductions in travel of $0.1 million.
General and Administrative Expenses
General and administrative expenses decreased 13% or $1.0 million to $6.2 million for 2013 compared to $7.2 million for 2012. The decrease was mainly attributable to lower personnel-related expenses of $0.7 million, as our Chief Executive Officer continued to forego his annual base cash compensation, which was partially offset by an increase in bonuses. The decrease in general and administrative expenses was also due to lower bad debt expenses of $0.6 million, lower stock-based compensation expenses of $0.3 million, and decreased transportation costs of $0.3 million. These decreases were partially offset by a $1.0 million gain recorded in 2012 as a result of patent sales. There was no similar gain in 2013.
Impairment of Fixed Assets
Impairment of fixed assets was zero, $0.1 million, and $4.2 million for 2013, 2012, and 2011, respectively. In 2011, our continued negative cash flows and operating losses as well as the significant decrease in the market price of our stock indicated that the book value of our fixed assets could be impaired. After determining there were indicators of impairment, we proceeded to test for impairment on an annual basis. We concluded that an impairment charge was required in both 2012 and 2011 to write down the value of our fixed assets to fair value, as discussed in Note 3 of the consolidated financial statements.
Interest Expense
Interest expense for 2013 remained flat at $0.1 million. Our outstanding debt balances remained constant and interest rates remained low during 2013.
Other Income (Expense)
Other income (expense) for 2013 and 2012 remained flat and was immaterial.
Income Tax Provision
During the year ended December 31, 2013, the income tax provision we recorded was an immaterial balance. During the year ended December 31, 2012, we recorded income tax provision of $0.1 million related to foreign and state taxes. No material provision or benefit for income taxes was recorded in 2013 and 2012, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.
2012 COMPARED WITH 2011
Net Revenue
Information about our net revenue for products and services for 2012 and 2011 is summarized below (in millions):

	2012	2011	Increase (Decrease)	% change
Products	$110.3	$119.4	$(9.1)	(8)%
Services	5.1	5.1	—	—%
	$115.4	$124.5	$(9.1)	(7)%
Information about our net revenue for North America and international markets for 2012 and 2011 is summarized below (in millions):

	2012	2011	Increase (Decrease)	% change
Revenue by geography:
United States	$47.1	$48.6	$(1.5)	(3)%
Canada	3.8	4.2	(0.4)	(10)%
Total North America	50.9	52.8	(1.9)	(4)%
Latin America	27.9	32.1	(4.2)	(13)%
Europe, Middle East, Africa	34.2	38.5	(4.3)	(11)%
Asia Pacific	2.4	1.1	1.3	118%
Total International	64.5	71.7	(7.2)	(10)%
Total	$115.4	$124.5	$(9.1)	(7)%

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
One customer in Latin America accounted for 10% and 9% of net revenue in 2012 and 2011, respectively. One customer based in the Middle East accounted for 8% of net revenue in 2012 and 15% of net revenue in 2011.
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

General and Administrative Expenses
General and administrative expenses decreased 8% or $0.6 million to $7.2 million for 2012 compared to $7.8 million for 2011. The decrease was primarily due to a $1.0 million gain as a result of patent sales and a $0.7 million decrease in personnel-related expenses. Also, depreciation expense decreased $0.5 million as a result of the fixed asset impairment recorded in the fourth quarter of 2011. These decreases were partially offset by increases of $0.6 million in allocated facility costs and $0.5 million in bad debt expense. In addition, a tax dispute that was settled in 2011 resulted in the reversal of an accrual of $0.4 million in 2011. There was no similar transaction in 2012.
Impairment of Fixed Assets
Impairment of fixed assets was $0.1 million for 2012 compared to $4.2 million for 2011, as discussed in Note 3 of the consolidated financial statements.
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
Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income (loss)	$4,314	$(9,015)	$(11,726)
Add:
Interest expense	85	102	44
Income tax provision	42	124	60
Depreciation and amortization	367	316	1,810
Non-cash equity-based compensation expense	424	1,314	1,670
Non-cash material non-recurring transaction (1)	—	—	4,236
Adjusted EBITDA	$5,232	$(7,159)	$(3,906)

(1)	The 2011 non-cash material non-recurring transaction represents the impairment of fixed assets recorded in the fourth quarter of 2011.

LIQUIDITY AND CAPITAL RESOURCES
Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.
At December 31, 2013, cash and cash equivalents were $15.7 million compared to $11.1 million at December 31, 2012. The increase in cash and cash equivalents of $4.6 million was attributable to net cash provided by operating activities and financing activities of $4.2 million and $1.0 million, respectively, offset by cash used in investing activities of $0.5 million and a foreign currency translation adjustment of $0.1 million.
Operating Activities
For fiscal year 2013, net cash provided by operating activities consisted of net income of $4.3 million, adjusted for non-cash charges totaling $0.6 million and an increase in operating assets totaling $0.5 million. The most significant components of the changes in net operating assets were an increase in accounts receivable of $6.1 million and an increase in accounts payable of $5.5 million, partially offset by decreases in inventories of $1.8 million and accrued and other liabilities of $1.0 million. The increase in accounts receivable was related to the timing of cash collections and increased sales. The increase in accounts payable was primarily due to timing of payments. The main driver for the decrease in accrued and other liabilities related to a non-cash decrease of $0.8 million due to the continued amortization of our deferred gain and leasehold improvement liabilities in connection with our Oakland campus. Lastly, the decrease in inventories was primarily due to better inventory management and a buildup of inventory in prior periods.
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

Investing Activities
For fiscal year 2013, net cash used in investing activities consisted of purchases of property and equipment of $0.5 million related mainly to the continued build-out of our Oakland campus lab facilities.
For fiscal year 2012, net cash used in investing activities consisted of purchases of property and equipment of $0.4 million related mainly to the continued build-out of our Oakland campus lab facilities, which was partially offset by a decrease in restricted cash of $0.1 million.
Financing Activities
For fiscal year 2013, net cash provided by financing activities consisted of proceeds related to exercise of stock options of $1.0 million.
For fiscal year 2012, net cash used in financing activities consisted of net payments under the WFB Facility of $5.0 million, partially offset by proceeds related to exercise of stock options and purchases made under our 2002 Employee Stock Purchase Plan, or ESPP, of $0.1 million.
Cash Management
Our primary source of liquidity comes from our cash and cash equivalents, which totaled $15.7 million at December 31, 2013, and our $25.0 million WFB Facility. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts.
We had $10.0 million outstanding at December 31, 2013 under our WFB Facility. In addition, $10.4 million was committed as security for letters of credit. We had $2.1 million of borrowing availability under our WFB Facility as of December 31, 2013. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. The interest rate on the WFB Facility was 3.25% at December 31, 2013. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable, as defined in the agreement, as long as the aggregate principal amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. In addition, under the WFB Facility, we are able to utilize the facility as security for letters of credit. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% and is recorded as interest expense.
Our obligations under the WFB Facility are secured by substantially all of our personal property assets and those of our subsidiaries that guarantee the WFB Facility, including our intellectual property. The WFB Facility contained certain financial covenants, and customary affirmative covenants and negative covenants. If we default under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. As of December 31, 2013, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.
Future Requirements and Funding Sources
Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. Our operating lease commitments include $1.9 million of future minimum lease payments spread over the three-year lease term under the lease agreement we entered into in July 2013 for our manufacturing facility in Largo, Florida. In addition, we have $1.1 million of future minimum lease payments spread over the five-year lease term under the lease agreement we entered into with LBA Realty, LLC (LBA Realty) in September 2010 with respect to our Oakland, California campus following the sale of our campus to LBA Realty in a sale-leaseback transaction.
From time to time, we may provide or commit to extend credit or credit support to our customers. This financing may include extending the terms for product payments to customers. Any extension of financing to our customers will limit the capital that we have available for other uses.
Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of December 31, 2013, three customers accounted for 56% of net accounts receivable. Receivables from customers in countries other than the United States of America represented 82% of net accounts receivable at December 31, 2013. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

Although we generated net income of $4.3 million for the year ended December 31, 2013, we incurred net losses for the years ended December 31, 2012, 2011 and 2010 and there can be no assurance that we will continue to generate net income or have positive cash flows from operations in any future period. In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may be required to sell assets, issue debt or equity securities or borrow on potentially unfavorable terms. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount. We may be unable to sell assets, issue securities or access additional indebtedness to meet these needs on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. Likewise, any equity financing could result in additional dilution of our stockholders. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions we have previously taken. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount. Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and available credit facilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.
Contractual Commitments and Off-Balance Sheet Arrangements
At December 31, 2013, our future contractual commitments by fiscal year were as follows (in thousands):

	Total	Payments due by period
		2014	2015	2016	2017	2018 and thereafter
Operating leases	$3,435	$1,649	$1,310	$429	$34	$13
Purchase commitments	4,563	4,563	—	—	—	—
Line of credit	10,000	10,000	—	—	—	—
Total future contractual commitments	$17,998	$16,212	$1,310	$429	$34	$13
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
Purchase Commitments
The purchase commitments shown above represent non-cancellable inventory purchase commitments as of December 31, 2013. The inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by us at time of order.
Line of Credit
The line of credit obligation has been recorded as a liability on our balance sheet. The line of credit obligation amount shown above represents the scheduled principal repayment, but not the associated interest payments which may vary based on changes in market interest rates. At December 31, 2013, the interest rate under our WFB Facility was 3.25%. See above under “Cash Management” for further information about the WFB Facility.
As of December 31, 2013, we had $10.0 million outstanding under our line of credit under the WFB Facility and an additional $10.4 million committed as security for letters of credit, as discussed in Note 5 to the consolidated financial statements.

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
For the year ended December 31, 2013 and 2012, three customers represented 33% and 25% of net revenue, respectively. As of December 31, 2013 and December 31, 2012, three customers accounted for 56% and 52% of net accounts receivable, respectively. As of December 31, 2013 and December 31, 2012, receivables from customers in countries other than the United States represented 82% and 70%, respectively, of net accounts receivable.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of December 31, 2013, our outstanding debt balance under our WFB Facility was $10.0 million. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. As of December 31, 2013, the interest rate on the WFB Facility was 3.25%. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.2 million.
Foreign Currency Risk
We transact business in various foreign countries. Substantially all of our assets are located in the United States. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily intercompany receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During 2013 and 2012, we did not hedge any of our foreign currency exposure. During 2013 and 2012, we recorded zero foreign exchange loss in other income (expense) on our statements of comprehensive income (loss).
We have performed sensitivity analyses as of December 31, 2013 and 2012, using a modeling technique that measures the impact arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.4 million and $0.3 million for 2013 and 2012, respectively. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Zhone Technologies, Inc.:
We have audited the accompanying consolidated balance sheets of Zhone Technologies, Inc. and subsidiaries (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zhone Technologies, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
San Francisco, California
March 5, 2014

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2013 and 2012
(In thousands, except par value)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$15,686	$11,119
Accounts receivable, net of allowances for sales returns and doubtful accounts of $1,452 in 2013 and $2,878 in 2012	33,328	25,820
Inventories	19,562	21,404
Prepaid expenses and other current assets	2,269	2,590
Total current assets	70,845	60,933
Property and equipment, net	718	583
Other assets	254	208
Total assets	$71,817	$61,724
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,689	$7,229
Line of credit	10,000	10,000
Accrued and other liabilities	8,865	8,836
Total current liabilities	31,554	26,065
Other long-term liabilities	2,704	3,719
Total liabilities	34,258	29,784
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 32,249 and 31,116 shares as of December 31, 2013 and 2012, respectively	32	31
Additional paid-in capital	1,074,294	1,072,839
Other comprehensive income	65	216
Accumulated deficit	(1,036,832)	(1,041,146)
Total stockholders’ equity	37,559	31,940
Total liabilities and stockholders’ equity	$71,817	$61,724

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2013, 2012 and 2011
(In thousands, except per share data)

	2013	2012	2011
Net revenue	$122,248	$115,385	$124,502
Cost of revenue (1)	76,116	79,101	80,541
Gross profit	46,132	36,284	43,961
Operating expenses:
Research and product development (1)	15,326	18,542	21,380
Sales and marketing (1)	20,159	19,304	22,297
General and administrative (1)	6,199	7,157	7,784
Impairment of fixed assets	—	61	4,236
Total operating expenses	41,684	45,064	55,697
Operating income (loss)	4,448	(8,780)	(11,736)
Interest expense, net	(85)	(102)	(41)
Other income (expense), net	(7)	(9)	111
Income (loss) before income taxes	4,356	(8,891)	(11,666)
Income tax provision	42	124	60
Net income (loss)	$4,314	$(9,015)	$(11,726)
Other comprehensive loss—foreign currency translation adjustments	(151)	(21)	(40)
Comprehensive income (loss)	$4,163	$(9,036)	$(11,766)

Earnings per common share
Basic	$0.14	$(0.29)	$(0.38)
Diluted	$0.13	$(0.29)	$(0.38)

Weighted average shares outstanding used to compute earnings per common share
Basic	31,429	31,010	30,671
Diluted	33,021	31,010	30,671

(1) Amounts include stock-based compensation costs as follows:
Cost of revenue	—	63	61
Research and product development	2	297	244
Sales and marketing	2	250	350
General and administrative	420	704	1,015

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2013, 2012 and 2011 (In thousands)

	Common stock		Additional paid-in capital	Other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 2010	30,555	$30	$1,069,513	$277	$(1,020,405)	$49,415
Exercise of stock options for cash	109	—	77	—	—	77
Stock-based compensation:
Employee stock-based compensation	—	—	1,609	—	—	1,609
Issuance of common stock for executive services	131	1	130	—	—	131
Issuance of common stock for director services	25	—	61	—	—	61
Net loss	—	—	—	—	(11,726)	(11,726)
Foreign currency translation adjustment	—	—	—	(40)	—	(40)
Balances as of December 31, 2011	30,820	31	1,071,390	237	(1,032,131)	39,527
Exercise of stock options for cash	95	—	49	—	—	49
Stock-based compensation:
Employee stock-based compensation	—	—	1,214	—	—	1,214
Issuance of common stock for executive services	117	—	86	—	—	86
Issuance of common stock for director services	84	—	100	—	—	100
Net loss	—	—	—	—	(9,015)	(9,015)
Foreign currency translation adjustment	—	—	—	(21)	—	(21)
Balances as of December 31, 2012	31,116	31	1,072,839	216	(1,041,146)	31,940
Exercise of stock options for cash	930	1	1,031			1,032
Stock-based compensation:
Employee stock-based compensation	—	—	213	—	—	213
Issuance of common stock for executive services	138	—	132	—	—	132
Issuance of common stock for director services	65	—	79	—	—	79
Net income	—	—	—	—	4,314	4,314
Foreign currency translation adjustment	—	—	—	(151)	—	(151)
Balances as of December 31, 2013	32,249	$32	$1,074,294	$65	$(1,036,832)	$37,559

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$4,314	$(9,015)	$(11,726)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	367	316	1,810
Stock-based compensation	424	1,314	1,670
Loss on disposal of fixed assets	—	7	—
Impairment of fixed assets	—	61	4,236
Provision for sales returns and doubtful accounts	(1,426)	2,594	1,939
Changes in operating assets and liabilities:
Accounts receivable	(6,082)	3,184	(3,790)
Inventories	1,842	5,989	3,655
Prepaid expenses and other current assets	321	82	(158)
Other assets	(46)	5	83
Accounts payable	5,460	(4,568)	(67)
Accrued and other liabilities	(986)	(1,853)	(4,424)
Net cash provided by (used in) operating activities	4,188	(1,884)	(6,772)
Cash flows from investing activities:
Purchases of property and equipment	(502)	(359)	(1,380)
Changes in restricted cash	—	58	—
Net cash used in investing activities	(502)	(301)	(1,380)
Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP plan	1,032	135	208
Net advances (repayment) under credit facilities	—	(5,000)	5,000
Net cash provided by (used in) financing activities	1,032	(4,865)	5,208
Effect of exchange rate changes on cash	(151)	(21)	(40)
Net increase (decrease) in cash and cash equivalents	4,567	(7,071)	(2,984)
Cash and cash equivalents at beginning of year	11,119	18,190	21,174
Cash and cash equivalents at end of year	$15,686	$11,119	$18,190
Supplemental disclosures of cash flow information:
Cash paid during period for:
Taxes	$42	$124	$65
Interest	85	102	44
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
(c) Risks and Uncertainties
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company generated net income for the year ended December 31, 2013, the Company incurred net losses for the years ended December 31, 2012, 2011 and 2010 and there can be no assurance that the Company will continue to generate net income in any future period. As of December 31, 2013, the Company had approximately $15.7 million in cash and cash equivalents and $10.0 million in current debt outstanding under its revolving line of credit and letter of credit facility (the “WFB Facility”) with Wells Fargo Bank (“WFB”). The Company currently expects to repay the WFB Facility within the next twelve months. The Company entered into its WFB Facility to provide liquidity and working capital through March 31, 2016, as discussed in Note 5.
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
In order to meet the Company’s liquidity needs and finance its capital expenditures and working capital needs for the business, the Company may be required to sell assets, issue debt or equity securities or borrow on unfavorable terms. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict the Company’s ability to operate its business. Likewise, any equity financing could result in additional dilution of the Company’s stockholders. If the Company is unable to sell assets, issue securities or access additional indebtedness to meet these needs on favorable terms, or at all, the Company may become unable to pay its ordinary expenses, including its debt service, on a timely basis and may be required to reduce the scope of its planned product development and sales and marketing efforts beyond the reductions it has previously taken. In addition, the Company may be required to reduce its operations in low margin regions, including reductions in headcount. Based on the Company’s current plans and business conditions, it believes that its existing cash, cash equivalents and available credit facilities will be sufficient to satisfy its anticipated cash requirements for at least the next twelve months.
In addition, global economic and market conditions could impact the Company’s business in a number of ways, including:

•	Potential deferment of purchases and orders by customers;

•	Customers’ inability to obtain financing to make purchases from the Company and/or maintain their business;

•	Negative impact from increased financial pressures on third-party dealers, distributors and retailers;

•	Intense competition in the communication equipment market;

•	Commercial acceptance of the Company’s Single Line Multi-Service ("SLMS") products; and

•	Negative impact from increased financial pressures on key suppliers.
The Company may experience material adverse impacts on its business, operating results and financial condition as a result of weak or recessionary economic or market conditions in the United States or the rest of the world.
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
Activity under the Company’s allowance for sales returns and doubtful accounts was comprised as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Balance at beginning of year	$2,878	$2,024	$2,433
Charged to revenue	776	2,190	2,039
Charged to (reversal of) expense	(180)	404	(100)
Utilization	(2,022)	(1,740)	(2,348)
Balance at end of year	$1,452	$2,878	$2,024
The allowance for doubtful accounts was $0.7 million and $1.6 million as of December 31, 2013 and 2012, respectively.
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
(h) Foreign Currency Translation
For operations outside the United States, the Company translates assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at end of period exchange rates. Revenues and expenses are translated at monthly average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries, is included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. Realized gains and losses on foreign currency transactions are included in other income (expense) in the accompanying consolidated statement of comprehensive income (loss). During 2013, 2012 and 2011, the Company recorded no realized foreign exchange gain or loss on its statements of comprehensive income (loss).

(i) Comprehensive Income
There have been no items reclassified out of accumulated other comprehensive income and into net income. The
Company’s other comprehensive loss for the year ended December 31, 2013 is comprised of only foreign exchange translations.
(j) Fair Value of Financial Instruments
The carrying amounts of the Company’s consolidated financial instruments which include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values as of December 31, 2013 and 2012 due to the relatively short maturities of these instruments. The carrying value of the Company’s debt obligations at December 31, 2013 and 2012 approximate their fair value.
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

For the year ended December 31, 2013 and 2012, three customers represented 33% and 25% of net revenue, respectively. The target customers for the Company’s products are network service providers that operate voice, data and video communications networks. There are a limited number of potential customers in this target market. The Company expects that a significant portion of the Company’s future revenue will depend on sales of its products to a limited number of customers. Any failure of one or more customers to purchase products from the Company for any reason, including any downturn in their businesses, would seriously harm the Company’s business, financial condition and results of operations.

As of December 31, 2013 and December 31, 2012, three customers accounted for 56% and 52% of net accounts receivable, respectively. As of December 31, 2013 and December 31, 2012, receivables from customers in countries other than the United States represented 82% and 70%, respectively, of net accounts receivable.
From time to time, the Company may provide or commit to extend credit or credit support to its customers. As of December 31, 2013, the Company did not have any significant customer financing commitments or guarantees.
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
(m) Long-Lived Assets
The Company continually monitors events or changes in circumstances that could indicate that the carrying value of an asset may not be fully recoverable based on expected undiscounted cash flows attributable to that asset. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future net undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Any assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.
During the year ended December 31, 2013, the Company recorded no impairment charges related to the impairment of long-lived assets as discussed in Note 3. During the years ended December 31, 2012 and 2011, the Company recorded charges of $0.1 million and $4.2 million, respectively, related to the impairment of long-lived assets.
(n) Accounting for Stock-Based Compensation
The Company uses the Black Scholes model to estimate the fair value of options. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of comprehensive income (loss).
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
(o) Income Taxes
The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2013 and 2012 due to the significant uncertainty regarding whether the deferred tax assets will be realized.
(p) Net Income (Loss) per Common Share
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

(2) Fair Value Measurement
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
The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet as of December 31, 2013 and 2012, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and debt. The estimated fair value of such instruments at December 31, 2013 and 2012 approximated their carrying value as reported on the consolidated balance sheet. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.
The Company had no financial assets and liabilities as of December 31, 2013 and 2012 recorded at fair value.

(3) Long-lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable based on expected undiscounted cash flows attributable to that asset or asset group. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group.
The Company estimates the fair value of its long-lived assets based on a combination of market information primarily obtained from third-party quotes and online markets. In the application of the impairment testing, the Company is required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. During the fourth quarter of 2011, the Company determined that indicators of impairment existed due to continued negative cash flows and operating losses as well as the significant decrease in the market price of the Company’s stock. These indicators resulted in the potential for the book value of the fixed assets to be impaired, so the Company performed an impairment analysis, resulting in an impairment charge to fixed assets. The Company recorded impairment charges of zero, $0.1 million, and $4.2 million in 2013, 2012, and 2011, respectively. The Company’s long-lived assets as of December 31, 2013 and 2012 consisted of net fixed assets totaling $0.7 million and $0.6 million, respectively.
In 2011, when long-lived assets were written down, the fair value of these assets was categorized as Level 2 in the fair value hierarchy. The Company’s valuation techniques used to measure the fair values of the fixed assets were derived from a combination of observable and unobservable inputs. The Company used observable inputs to value a majority of the assets based on quotes obtained for similar assets available in observable markets. The unobservable inputs used were the result of a valuation technique based on the potential salvage values of the goods.

(4) Balance Sheet Detail
Balance sheet detail as of December 31, 2013 and 2012 is as follows (in thousands):

	2013	2012
Inventories:
Raw materials	$11,722	$13,226
Work in process	1,724	2,051
Finished goods	6,116	6,127
	$19,562	$21,404

Property and equipment, net:
Machinery and equipment	9,610	9,178
Computers and acquired software	3,830	3,758
Furniture and fixtures	247	248
Leasehold improvements	2,066	2,067
	15,753	15,251
Less accumulated depreciation and amortization (1)	(15,035)	(14,668)
	$718	$583

(1)
The accumulated depreciation and amortization balance includes the $4.2 million impairment charge recorded in 2011 and $0.1 million impairment charge recorded in 2012 to decrease the net book value of the Company’s fixed assets to their fair value as discussed above in Note 3.

Depreciation and amortization expense associated with property and equipment amounted to $0.4 million, $0.3 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

	2013	2012
Accrued and other liabilities (in thousands):
Accrued warranty	$1,265	$1,499
Accrued compensation	2,191	2,122
Deferred revenue	1,141	1,218
Other	4,268	3,997
	$8,865	$8,836
The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table summarizes the activity related to the product warranty liability during the years ended December 31, 2013 and 2012 (in thousands):

Balance at December 31, 2011	$1,546
Charged to cost of revenue	1,036
Claims and settlements	(1,083)
Balance at December 31, 2012	$1,499
Charged to cost of revenue	696
Claims and settlements	(930)
Balance at December 31, 2013	$1,265

(5) Debt
As of December 31, 2013, the Company had a $25.0 million revolving line of credit and letter of credit facility with WFB to provide liquidity and working capital through March 31, 2016.
Under the WFB Facility, the Company has the option of borrowing funds at agreed upon interest rates. The amount that the Company is able to borrow under the WFB Facility varies based on eligible accounts receivable, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit, which at December 31, 2013 was $10.4 million. To maintain availability of funds under the WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.
The Company had $10.0 million outstanding at December 31, 2013 under its WFB Facility. In addition, $10.4 million was committed as security for letters of credit. The Company had $2.1 million of borrowing availability under the WFB Facility as of December 31, 2013. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. The interest rate on the WFB Facility was 3.25% at December 31, 2013.
The Company’s obligations under the WFB Facility are secured by substantially all of its personal property assets and those of its subsidiaries that guarantee the WFB Facility, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company defaults under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the WFB Facility. As of December 31, 2013, the Company was in compliance with these covenants.

(6) Stockholders’ Equity
(a) Overview
As of December 31, 2013 and 2012, the Company’s equity capitalization consisted of 180 million authorized shares of common stock, of which 32.2 million and 31.1 million, respectively, were outstanding.

(b) Warrants
At December 31, 2013, the Company had a total of 3,290 warrants to purchase common stock outstanding at a weighted average exercise price of $32.45 per share. The outstanding warrants will expire in 2014. No warrants were exercised in 2013, 2012, or 2011.
(c) Stock-Based Compensation
As of December 31, 2013, the Company had two types of share-based compensation plans related to stock options and employee stock purchases. The compensation cost that has been charged as an expense in the statement of comprehensive income (loss) for those plans was $0.4 million, $1.3 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The following table summarizes stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year ended December 31,
	2013	2012	2011
Compensation expense relating to employee stock options	$424	$1,283	$1,535
Compensation expense relating to non-employees	—	—	61
Compensation expense relating to Employee Stock Purchase Plan	—	31	74
Stock-based compensation expense	$424	$1,314	$1,670

Stock Options
The Company’s stock-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company has two active stock option plans, the Amended and Restated Special 2001 Stock Incentive Plan and the Amended and Restated 2001 Stock Incentive Plan. Stock options are primarily issued from the Amended and Restated 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant, except that any options granted to a 10% stockholder must have an exercise price equal to at least 110% of the fair market value of the Company’s common stock on the date of grant. The Board of Directors determines the term of each option, the option exercise price and the vesting terms. Stock options are generally granted at an exercise price equal to the fair market value on the date of grant, expiring seven to ten years from the date of grant and vesting over a period of four years. On January 1 of each year, if the number of shares available for grant under the Amended and Restated 2001 Stock Incentive Plan is less than 5% of the total number of shares of common stock outstanding as of that date, the shares available for grant under the plan are automatically increased by the amount necessary to make the total number of shares available for grant equal to 5% of the total number of shares of common stock outstanding, or by a lesser amount as determined by the Board of Directors. As of December 31, 2013, 0.8 million shares were available for grant under these plans.
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

The assumptions used to value option grants for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year ended December 31,
	2013	2012	2011
Expected term	4.7 years	4.7 years	4.7 years
Expected volatility	94%	96%	94%
Risk free interest rate	1.42%	0.74%	1.19%
The weighted average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $1.17, $0.95 and $1.25 per share, respectively. The intrinsic value of options exercised for the years ended December 31, 2013, 2012 and 2011 was $3.9 million, zero and $0.2 million, respectively. The Company received $1.0 million, $0.1 million, and $0.1 million in proceeds from stock option exercises for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table sets forth the summary of option activity under the stock option program for the year ended December 31, 2013 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	5,323	$2.07	3.64	—
Granted	235	$1.17
Canceled/Forfeited	(350)	$12.84
Exercised	(930)	$1.11
Outstanding as of December 31, 2013	4,278	$1.36	3.02	$17,828
Vested and expected to vest at December 31, 2013	4,196	$1.36	2.97	$17,432
Vested and exercisable at December 31, 2013	3,833	$1.36	2.72	$15,691
The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price as of December 31, 2013 of $5.34, which would have been received by the option holders had the option holders exercised their options as of that date.
As of December 31, 2013, there was $0.4 million of unrecognized compensation costs, adjusted for estimated forfeitures related to unvested stock-based payments granted which are expected to be recognized over a weighted average period of 1.8 years.
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

Employee Stock Purchase Plan
The Company’s 2002 Employee Stock Purchase Plan (“ESPP”) allows eligible employee participants to purchase shares of the Company’s common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of each three-month offering period. Participation is limited to 10% of an employee’s eligible compensation, not to exceed amounts allowed by the Internal Revenue Code. The program was suspended by the Company in June 2012 and there was no activity during the year ended December 31, 2013. The following table summarizes shares purchased, weighted average purchase price, cash received and the aggregate intrinsic value for ESPP purchases during the years ended December 31, 2012 and 2011 (in thousands, except per share data):

	Year ended December 31,
	2012	2011
Shares purchased	117	131
Weighted average purchase price	$0.73	$1.00
Cash received	$86	$131
Aggregate intrinsic value	$40	$108
The assumptions used to value stock purchases under the Company’s ESPP for the years ended December 31, 2012 and 2011 are as follows:

	Year ended December 31,
	2012	2011
Expected term	3 months	3 months
Volatility	77%	71%
Risk free interest rate	0.01%	0.03%
Weighted average fair value per share	$0.33	$0.52

(7) Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year ended December 31,
	2013	2012	2011
Numerator:
Net income (loss)	$4,314	$(9,015)	$(11,726)
Denominator:
Weighted average number of shares outstanding:
Basic	31,429	31,010	30,671
Effect of dilutive securities:
Stock options and share awards	1,592	—	—
Diluted	33,021	31,010	30,671
Net income (loss) per share:
Basic	$0.14	$(0.29)	$(0.38)
Diluted	$0.13	$(0.29)	$(0.38)

The following tables set forth potential common stock that is not included in the diluted net income (loss) per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands, except exercise price per share data):

	2013	Weighted average exercise price
Warrants	3	$32.45
Outstanding stock options and unvested restricted shares	40	$16.46
	43

	2012	Weighted average exercise price
Warrants	7	$116.55
Outstanding stock options and unvested restricted shares	5,376	$2.05
	5,383

	2011	Weighted average exercise price
Warrants	7	$116.55
Outstanding stock options and unvested restricted shares	5,759	$2.38
	5,766
As of December 31, 2013, 2012 and 2011, there were zero shares of issued common stock subject to repurchase.

(8) Income Taxes
The following is a summary of the components of income tax expense applicable to loss before income taxes (in thousands):

	Year ended December 31,
	2013	2012	2011
Current:
Federal	—	—	—
State	21	26	15
Foreign	21	98	45
	$42	$124	$60
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	$42	$124	$60

A reconciliation of the expected tax expense (benefit) to the actual tax expense is as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Expected tax benefit at statutory rate (35%)	$1,510	$(3,155)	$(4,083)
State taxes, net of Federal effect	13	17	9
Foreign rate differential	(5,465)	(2,416)	(3,532)
Valuation allowance	3,962	5,362	7,065
Stock-based compensation	136	402	518
Other	(114)	(86)	83
	$42	$124	$60

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Deferred assets:
Net operating loss, capital loss, and tax credit carryforwards	$552,010	$526,575
Fixed assets and intangible assets	14,260	20,802
Inventory and other reserves	4,088	4,995
Other	131	128
Gross deferred tax assets	570,489	552,500
Less valuation allowance	(570,489)	(552,500)
Total net deferred tax assets	$—	$—
For the years ended December 31, 2013 and 2012, the net changes in the valuation allowance were an increase of $18.0 million and a decrease of $11.1 million, respectively. The Company recorded a full valuation allowance against the net deferred tax assets at December 31, 2013 and 2012 since it is more likely than not that the net deferred tax assets will not be realized due to the lack of previously paid taxes and anticipated taxable income.
As of December 31, 2013, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $1,432.6 million and $422.0 million, respectively, which are available to offset future taxable income, if any, in years through 2031. Approximately $3.6 million and $2.5 million net operating loss carryforwards for federal and California income tax purposes, respectively, are attributable to employee stock option deductions, the benefit from which will be allocated to paid-in-capital rather than current income when subsequently recognized. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change will be significantly reduced. The Company’s deferred tax asset and related valuation allowance would be reduced as a result. The Company has not yet performed a Section 382 study to determine the amount of reduction, if any.
As of December 31, 2013, the Company also had research credit carryforwards for federal and state income tax purposes of approximately $22.4 million and $7.9 million, respectively, which are available to reduce future income taxes, if any, in years through 2031 and over an indefinite period, respectively. Additionally, the Company had alternative minimum tax credit carryforwards for federal income tax purposes of approximately $0.1 million which are available to reduce future income taxes, if any, over an indefinite period. The Company also had enterprise zone credit carryforwards for state income tax purposes of approximately $0.2 million which are available to reduce future state income taxes, if any, over an indefinite period.
The Company may have unrecognized tax benefits included in its deferred tax assets which are subject to a full valuation allowance as of December 31, 2013 and 2012. However, the Company has not yet performed a study to determine the amount of such unrecognized tax benefits.
Interest and penalties, to the extent accrued on unrecognized tax benefits in the future, will be included in tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

• Federal	2010 – 2013
• California and Canada	2009 – 2013
• Brazil	2008 – 2013
• Germany	2010 – 2013
• United Kingdom	2009 – 2013
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

(9) Related-Party Transactions
In the ordinary course of business, the Company’s executive officers and non-employee directors are reimbursed for travel related expenses when incurred for business purposes. The Company reimburses its Chairman, President and Chief Executive Officer, Morteza Ejabat, for the direct operating expenses incurred in the use of his private aircraft when used for business purposes. The amount reimbursed for these expenses was $0.1 million, $0.3 million, and $0.3 million during the years ended December 31, 2013, 2012 and 2011, respectively.

(10) Commitments and Contingencies
Operating Leases
The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options.
Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating leases
Year ending December 31:
2014	$1,649
2015	1,310
2016	429
2017	34
2018 and thereafter	13
Total minimum lease payments	$3,435
The above amounts include $1.1 million of future minimum lease payments with respect to the Company’s Oakland, California campus. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Rent expense under operating leases, excluding rent relating to excess facilities previously accrued, totaled $2.0 million, $2.5 million and $2.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Sublease rental income was immaterial for the year ended December 31, 2013. Sublease rental income totaled $0.4 million, and $0.9 million for the years ended December 31, 2012 and 2011, respectively.

Performance Bonds
In the normal course of operations, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $3.2 million as of December 31, 2013.
Purchase Commitments
The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding was $4.6 million as of December 31, 2013.
Royalties
The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue and is recorded in cost of revenue.
Gain Contingencies
As part of a patent sale agreement entered into in 2011, the Company is entitled to a portion of proceeds arising from sales of assigned patents. During the years ended December 31, 2013, 2012, and 2011, the Company recorded a gain on patent sales in general and administrative expenses of zero, $1.0 million, and zero, respectively. Future patent sales could result in additional gains. The Company recognizes the gain based upon cash receipts.

(11) Litigation
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

(12) Employee Benefit Plan
The Company maintains a 401(k) plan for its employees whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company may make discretionary contributions. The Company made no discretionary contributions to the plan in 2013, 2012, and 2011.

(13) Enterprise Wide Information
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

	Year ended December 31,
	2013	2012	2011
Revenue by Geography:
United States	$38,208	$47,131	$48,626
Canada	3,398	3,763	4,190
Total North America	41,606	50,894	52,816
Latin America	27,253	27,890	32,082
Europe, Middle East, Africa	49,592	34,215	38,529
Asia Pacific	3,797	2,386	1,075
Total International	80,642	64,491	71,686
	$122,248	$115,385	$124,502

	Year ended December 31,
	2013	2012	2011
Revenue by products and services:
Products	$113,979	$110,267	$119,443
Services	8,269	5,118	5,059
	$122,248	$115,385	$124,502

(14) Quarterly Information (unaudited)

	Year ended December 31, 2013
	Q1 (1)	Q2	Q3	Q4
	(in thousands, except per share data)
Net revenue	$28,379	$30,048	$31,515	$32,306
Gross profit	10,504	11,612	11,907	12,109
Operating income	333	1,094	1,627	1,394
Net income	230	1,056	1,596	1,432
Net income per share
Basic	$0.01	$0.03	$0.05	$0.04
Diluted	0.01	0.03	0.05	0.04
Weighted-average shares outstanding
Basic	31,118	31,222	31,480	31,896
Diluted	31,758	32,696	33,344	34,287

	Year ended December 31, 2012
	Q1 (2)	Q2	Q3	Q4
	(in thousands, except per share data)
Net revenue	$27,062	$30,835	$29,198	$28,290
Gross profit	8,380	9,272	8,232	10,400
Operating income (loss)	(3,354)	(2,092)	(4,139)	805
Net income (loss)	(3,414)	(2,102)	(4,198)	699
Net income (loss) per share
Basic	$(0.11)	$(0.07)	$(0.14)	$0.02
Diluted	(0.11)	(0.07)	(0.14)	0.02
Weighted-average shares outstanding
Basic	30,857	30,985	31,086	31,114
Diluted	30,857	30,985	31,086	31,114

(1)	Includes a $0.6 million credit as a result of a vendor refund received in 2013 which related to overpayments made in 2012.

(2)
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, the end of our fiscal year. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control-Integrated Framework.” Based on our assessment of internal control over financial reporting, management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.
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

ITEM 9B.    OTHER INFORMATION

On March 5, 2014, we entered into an amendment of the WFB Facility with Wells Fargo Bank, National Association, to establish the financial covenant requirements for minimum EBITDA and maximum capital expenditures for 2014. No other changes were made to the covenants under the WFB Facility. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Third Amendment to Credit and Security Agreements, which is filed with this report as Exhibit 10.13.3 and incorporated herein by reference.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item relating to our corporate governance, directors and nominees, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Corporate Governance Principles and Board Matters,” “Ownership of Securities” and “Proposal 1: Election of Directors” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.
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

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is included under the captions “Executive Compensation” and “Compensation Committee Report” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans is included under the captions “Ownership of Securities” and “Executive Compensation” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included under the caption “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements
The Index to Consolidated Financial Statements on page 36 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Exhibits
The Exhibit Index on page 62 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: March 5, 2014	By:	/S/ MORTEZA EJABAT
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

Signature	Title	Date

/S/ MORTEZA EJABAT	Chairman of the Board of Directors,	March 5, 2014
Morteza Ejabat	President, and Chief Executive Officer (Principal Executive Officer)

/S/ KIRK MISAKA	Chief Financial Officer,	March 5, 2014
Kirk Misaka	Treasurer and Secretary (Principal Financial and Accounting Officer)

/S/ MICHAEL CONNORS	Director	March 5, 2014
Michael Connors

/S/ ROBERT DAHL	Director	March 5, 2014
Robert Dahl

/S/ NANCY PIERCE	Director	March 5, 2014
Nancy Pierce

/S/ C. RICHARD KRAMLICH	Director	March 5, 2014
C. Richard Kramlich

/S/ JAMES TIMMINS	Director	March 5, 2014
James Timmins

/S/ LAWRENCE BRISCOE	Director	March 5, 2014
Lawrence Briscoe

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation dated February 16, 2005	10-K	000-32743	3.10	March 16, 2005
3.2	Certificate of Amendment of Restated Certificate of Incorporation dated March 11, 2010	10-K	000-32743	3.20	March 16, 2010
3.3	Amended and Restated Bylaws	10-K	000-32743	3.30	March 16, 2005
4.1	Form of Second Restated Rights Agreement dated November 13, 2003	10-Q	000-32743	4.10	May 14, 2004
10.1#	Zhone Technologies, Inc. 1999 Stock Option Plan	10	000-50263	10.20	April 30, 2003
10.2#	Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.10	May 17, 2007
10.3#	Form of Stock Option Agreement for the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.10	September 1, 2006
10.4#	Zhone Technologies, Inc. Amended and Restated Special 2001 Stock Incentive Plan	10-Q	000-32743	10.28	August 15, 2002
10.5#	Form of Restricted Stock Award Agreement for the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.20	May 17, 2007
10.6#	Zhone Technologies, Inc. 2002 Employee Stock Purchase Plan	8-K	000-32743	10.10	May 17, 2006
10.7#	Incentive Awards Program Summary	8-K	000-32743	10.20	March 15, 2006
10.8#	Form of Indemnity Agreement between Zhone Technologies, Inc. and its directors and officers	10-Q	000-32743	10.20	May 14, 2004
10.9#	Form of Change of Control Severance Agreement	10-Q	000-32743	10.10	August 9, 2012
10.10	Letter Agreement dated November 13, 2003 between Zhone Technologies, Inc. and New Enterprise Associates VIII, Limited Partnership	Schedule 13D	005-61973	5.00	November 24, 2003
10.11#	Second Amended and Restated Employment Agreement dated as of November 13, 2012 by and between Zhone Technologies, Inc. and Morteza Ejabat	10-Q	000-32743	10.10	November 14, 2012
10.12#	Zhone Technologies, Inc. Incentive Bonus Plan	10-Q	000-32743	10.10	November 8, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date
10.13	Credit and Security Agreement, dated as of March 13, 2012, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.16	March 15, 2012
10.13.1	First Amendment to Credit and Security Agreements, dated as of March 12, 2013, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.12.1	March 15, 2013
10.13.2	Second Amendment to Credit and Security Agreements, dated as of September 30, 2013, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	8-K	000-32743	10.20	October 1, 2013
10.13.3
Third Amendment to Credit and Security Agreements, dated as of March 5, 2014, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association

						X
10.14	Credit and Security Agreement (Ex-Im Subfacility), dated as of March 13, 2012, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.17	March 15, 2012
10.15	Real Estate Purchase Agreement between Zhone Technologies, Inc. and LBA Realty, LLC	8-K	000-32743	10.1	September 22, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date
10.16	Multi-Tenant Commercial/Industrial Lease Agreement between Zhone Technologies, Inc. and LBA Realty, LLC	8-K	000-32743	10.2	September 22, 2010
10.17	Discount Payoff Agreement between Zhone Technologies, Inc. and LBA Realty, LLC	8-K	000-32743	10.3	September 22, 2010
21.2	List of Subsidiaries	10-K	000-32743	10.22	March 15, 2011
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page)					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)					X
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.