Form 10-Q
period 2014-03-31
ZHONE TECHNOLOGIES INC
filed 2014-05-14
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2014, there were approximately 32,331,348 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$15,605	$15,686
Accounts receivable, net of allowances for sales returns and doubtful accounts of $1,242 as of March 31, 2014 and $1,452 as of December 31, 2013	30,604	33,328
Inventories	17,889	19,562
Prepaid expenses and other current assets	2,191	2,269
Total current assets	66,289	70,845
Property and equipment, net	659	718
Other assets	255	254
Total assets	$67,203	$71,817
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,340	$12,689
Line of credit	10,000	10,000
Accrued and other liabilities	8,103	8,865
Total current liabilities	26,443	31,554
Other long-term liabilities	2,750	2,704
Total liabilities	29,193	34,258
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 32,331 and 32,249 shares as of March 31, 2014 and December 31, 2013, respectively	32	32
Additional paid-in capital	1,074,463	1,074,294
Other comprehensive income	45	65
Accumulated deficit	(1,036,530)	(1,036,832)
Total stockholders’ equity	38,010	37,559
Total liabilities and stockholders’ equity	$67,203	$71,817

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Net revenue	$28,609	$28,379
Cost of revenue	17,744	17,875
Gross profit	10,865	10,504
Operating expenses:
Research and product development	4,143	3,660
Sales and marketing	4,678	4,822
General and administrative	1,689	1,689
Total operating expenses	10,510	10,171
Operating income	355	333
Interest expense	(16)	(39)
Other income (expense), net	6	(32)
Income before income taxes	345	262
Income tax provision	43	32
Net income	302	230
Other comprehensive loss – foreign currency translation adjustments	(20)	(5)
Comprehensive income	$282	$225
Basic and diluted net income per share	$0.01	$0.01
Weighted average shares outstanding used to compute basic net income per share	32,299	31,118
Weighted average shares outstanding used to compute diluted net income per share	34,826	31,758

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$302	$230
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	90	82
Stock-based compensation	59	178
Provision for (recovery of) sales returns and doubtful accounts	(210)	635
Changes in operating assets and liabilities:
Accounts receivable	2,934	944
Inventories	1,673	246
Prepaid expenses and other assets	77	192
Accounts payable	(4,349)	(2,204)
Accrued and other liabilities	(716)	359
Net cash (used in) provided by operating activities	(140)	662
Cash flows from investing activities:
Purchases of property and equipment	(31)	(116)
Net cash used in investing activities	(31)	(116)
Cash flows from financing activities:
Proceeds from exercise of stock options and purchases	110	2
Net cash provided by financing activities	110	2
Effect of exchange rate changes on cash	(20)	(5)
Net (decrease) increase in cash and cash equivalents	(81)	543
Cash and cash equivalents at beginning of period	15,686	11,119
Cash and cash equivalents at end of period	$15,605	$11,662

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business
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
The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company transactions and balances have been eliminated in consolidation. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013.

(c)	Risks and Uncertainties
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company generated net income for the year ended December 31, 2013 and the first quarter of 2014, the Company has incurred net losses in prior years and there can be no assurance that the Company will continue to generate net income in any future period. As of March 31, 2014, the Company had approximately $15.6 million in cash and cash equivalents and $10.0 million in current debt outstanding under its revolving line of credit and letter of credit facility (the “WFB Facility”) with Wells Fargo Bank (“WFB”). The Company currently expects to repay the WFB Facility within the next twelve months. The Company entered into its WFB Facility to provide liquidity and working capital through March 31, 2016, as discussed in Note 5.
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
In order to meet the Company’s liquidity needs and finance its capital expenditures and working capital needs for the business, the Company may be required to sell assets, issue debt or equity securities or borrow on unfavorable terms. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict the Company’s ability to operate its business. Likewise, any equity financing could result in additional dilution of the Company’s stockholders. If the Company is unable to sell assets, issue securities or access additional financing to meet these needs on favorable terms, or at all, the Company may become unable to pay its ordinary expenses, including its debt service, on a timely basis and may be required to reduce the scope of its planned product development and sales and marketing efforts beyond the reductions it has previously taken. In addition, the Company may be required to reduce its operations in low margin regions, including reductions in headcount. Based on the Company’s current plans and business conditions, it believes that its existing cash, cash equivalents and available credit facilities will be sufficient to satisfy its anticipated cash requirements for at least the next twelve months.

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
The Company had no financial assets and liabilities as of March 31, 2014 and December 31, 2013 recorded at fair value. The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet as of March 31, 2014 and December 31, 2013, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and debt. The estimated fair value of such instruments at March 31, 2014 and December 31, 2013 approximated their carrying value as reported on the condensed consolidated balance sheet. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.

(g)	Concentration of Risk
The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended March 31, 2014 and 2013, two customers represented 31% and 32% of net revenue, respectively.
As of March 31, 2014 and December 31, 2013, three customers accounted for 50% and 56% of net accounts receivable, respectively.
As of March 31, 2014 and December 31, 2013, receivables from customers in countries other than the United States represented 81% and 82%, respectively, of net accounts receivable.

(h)	Comprehensive Income
There have been no items reclassified out of accumulated other comprehensive income and into net income. The Company’s other comprehensive loss for the three months ended March 31, 2014 is comprised of only foreign exchange translations.

(2)	Inventories
Inventories as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$12,210	$11,722
Work in process	1,528	1,724
Finished goods	4,151	6,116
	$17,889	$19,562

(3)	Property and Equipment, net
Property and equipment, net, as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Machinery and equipment	$9,641	$9,610
Computers and acquired software	3,830	3,830
Furniture and fixtures	247	247
Leasehold improvements	2,066	2,066
	15,784	15,753
Less accumulated depreciation and amortization	(15,125)	(15,035)
	$659	$718
Depreciation and amortization expense associated with property and equipment amounted to $0.1 million for each of the three months ended March 31, 2014 and 2013.

(4)	Net Income Per Share
Basic net income per share is computed by dividing the net income applicable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income per share gives effect to common stock equivalents; however, potential common equivalent shares are excluded if their effect is antidilutive. Potential common equivalent shares are composed of incremental shares of common equivalent shares issuable upon the exercise of stock options and warrants.
The following table is a reconciliation of the numerator and denominator in the basic and diluted net income per share calculation (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net income:	$302	$230
Weighted average number of shares outstanding:
Basic	32,299	31,118
Effect of dilutive securities:
Stock options and share awards	2,527	640
Diluted	34,826	31,758
Net income per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
The following tables set forth potential common stock that is not included in the diluted net income per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except exercise price per share data):

	Three Months Ended March 31, 2014	Weighted Average Exercise Price
Warrants	3	$32.45
Outstanding stock options and unvested restricted shares	16	$14.78
	19

	Three Months Ended March 31, 2013	Weighted Average Exercise Price
Warrants	7	$116.54
Outstanding stock options and unvested restricted shares	5,333	$2.05
	5,340

(5)	Debt
As of March 31, 2014, the Company had a $25.0 million revolving line of credit and letter of credit facility with WFB to provide liquidity and working capital through March 31, 2016. The amount that the Company is able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. At March 31, 2014, the Company's borrowing base was $20.3 million. To maintain availability of funds under the WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.
The Company had $10.0 million outstanding at March 31, 2014 under its WFB Facility. In addition, $3.2 million was committed as security for letters of credit and loan reserves. The Company had $7.1 million of borrowing availability under the WFB Facility as of March 31, 2014. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. The interest rate on the WFB Facility was 3.23% at March 31, 2014.
The Company’s obligations under the WFB Facility are secured by substantially all of its personal property assets and those of its subsidiaries that guarantee the WFB Facility, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company defaults under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the WFB Facility. As of March 31, 2014, the Company was in compliance with these covenants.

(6)	Commitments and Contingencies
Operating Leases
The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2014 (remainder of the year)	$1,239
2015	1,290
2016	403
2017	13
2018 and thereafter	—
Total minimum lease payments	$2,945
Warranties
The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning balance	$1,265	$1,499
Charged to cost of revenue	157	280
Claims and settlements	(190)	(260)
Ending balance	$1,232	$1,519
Performance Bonds
In the normal course of operations, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $0.8 million as of March 31, 2014.
Purchase Commitments
The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding was $8.4 million as of March 31, 2014.

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

	Three Months Ended
	March 31,
	2014	2013
Revenue by Geography:
United States	$9,358	$9,173
Canada	628	697
Total North America	9,986	9,870
Latin America	4,999	4,639
Europe, Middle East, Africa	13,020	13,235
Asia Pacific	604	635
Total International	18,623	18,509
	$28,609	$28,379

	Three Months Ended
	March 31,
	2014	2013
Revenue by Products and Services:
Products	$26,828	$26,282
Services	1,781	2,097
Total	$28,609	$28,379

(8)	Income Taxes
The total amount of unrecognized tax benefits, including interest and penalties, at March 31, 2014 was not material. The amount of tax benefits that would impact the effective income tax rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits during the quarters ended March 31, 2014 and 2013. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

• Federal	2010 –2013

• California and Canada	2009 – 2013

• Brazil	2008 – 2013

• Germany	2010 – 2013

• United Kingdom	2009 – 2013
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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future growth and revenues from our Single Line Multi-Service (SLMS) products; our ability to refinance or repay our existing indebtedness prior to the applicable maturity date; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified under the heading “Risk Factors” in Part II, Item 1A, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, the ability to generate sufficient revenue to achieve or sustain profitability, the ability to raise additional capital to fund existing and future operations or to refinance or repay our existing indebtedness, defects or other performance problems in our products, the economic slowdown in the telecommunications industry that has restricted the ability of our customers to purchase our products, commercial acceptance of our SLMS products, intense competition in the communications equipment market from large equipment companies as well as private companies with products that address the same networks needs as our products, higher than anticipated expenses that we may incur, and other factors identified elsewhere in this report and in our most recent reports on Forms 10-K, 10-Q and 8-K. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
Although we generated net income of $4.3 million for the year ended December 31, 2013 and net income of $0.3 million for the quarter ended March 31, 2014, we have incurred net losses in prior years and there can be no assurance that we will continue to generate net income or have positive cash flows from operations in any future period. We had an accumulated deficit of $1,036.5 million as of March 31, 2014. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States and the rest of the world deteriorate, we may experience material adverse impacts on our business, operating results and financial condition. During the past four years, we have continued our focus on cost control and operating efficiency along with restrictions on discretionary spending.
Going forward, our key financial objectives include the following:

•	Increasing revenue while continuing to carefully control costs;

•	Continued investments in strategic research and product development activities that will provide the maximum potential return on investment; and

•	Minimizing consumption of our cash and cash equivalents.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS
We list in the table below the historical condensed consolidated statement of comprehensive income data as a percentage of net revenue for the periods indicated.

	Three Months Ended March 31,
	2014	2013
Net revenue	100%	100%
Cost of revenue	62%	63%
Gross profit	38%	37%
Operating expenses:
Research and product development	15%	13%
Sales and marketing	16%	17%
General and administrative	6%	6%
Total operating expenses	37%	36%
Operating income	1%	1%
Interest expense	0%	0%
Other income, net	0%	0%
Income before income taxes	1%	1%
Income tax provision	0%	0%
Net income	1%	1%
Other comprehensive loss	0%	0%
Comprehensive income	1%	1%

Net Revenue
Information about our net revenue for products and services for the three months ended March 31, 2014 and 2013 is summarized below (in millions):

	Three Months Ended March 31,
	2014	2013	Increase/ (Decrease)	% change
Products	$26.8	$26.3	$0.5	1.9%
Services	1.8	2.1	(0.3)	(14.3)%
Total	$28.6	$28.4	$0.2	0.7%

Information about our net revenue for North America and international markets for the three months ended March 31, 2014 and 2013 is summarized below (in millions):

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)	% change
Revenue by geography:
United States	$9.4	$9.2	$0.2	2.2%
Canada	0.6	0.7	(0.1)	(14.3)%
Total North America	10.0	9.9	0.1	1.0%
Latin America	5.0	4.7	0.3	6.4%
Europe, Middle East, Africa	13.0	13.2	(0.2)	(1.5)%
Asia Pacific	0.6	0.6	—	—%
Total International	18.6	18.5	0.1	0.5%
Total	$28.6	$28.4	$0.2	0.7%

For the three months ended March 31, 2014, net revenue increased 1% or $0.2 million to $28.6 million from $28.4 million for the same period last year. For the three months ended March 31, 2014, product revenue increased 2% or $0.5 million to $26.8 million, compared to $26.3 million for the same period last year. The increases in net revenue and product revenue were primarily due to increased sales of our MXK products. International net revenue remained relatively flat at $18.6 million compared to $18.5 million for the same period last year, and represented 65% of total net revenue for each of the three months ended March 31, 2014 and 2013.
Service revenue represents revenue from maintenance and other services associated with product shipments. The decrease in service revenue for the three months ended March 31, 2014 of 14% or $0.3 million was primarily due to decreased sales of installation services due to the completion of a large broadband development project in 2013.
For the three months ended March 31, 2014 and 2013, two customers represented 31% and 32% of net revenue, respectively. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.
Cost of Revenue and Gross Profit
Total cost of revenue, including stock-based compensation, decreased $0.2 million or 1% to $17.7 million for the three months ended March 31, 2014 compared to $17.9 million for the same period last year. The decrease in cost of revenue for the three months ended March 31, 2014 was primarily due to changes in product mix and an improved pricing environment. Gross margin increased due primarily to greater sales of products with higher gross margin, such as MXK products.
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
Research and Product Development Expenses
Research and product development expenses increased 13% or $0.4 million to $4.1 million for the three months ended March 31, 2014 compared to $3.7 million for the three months ended March 31, 2013. The increase in the three months ended March 31, 2014 was primarily due to $0.1 million of higher personnel-related expenses resulting from a higher headcount in 2014 compared to 2013, as well as $0.3 million in higher health benefit expenses due to a credit recorded in 2013. We recorded a $0.6 million credit to our statement of comprehensive income in the quarter ended March 31, 2013 as a result of a vendor refund received in 2013 which related to overpayments for health benefits made in 2012. We allocated $0.3 million of the credit to research and product development expenses. There was no similar credit in the current period. We intend to continue to invest in research and product development to attain our strategic product development objectives while seeking to manage the associated costs through expense controls.

Sales and Marketing Expenses
Sales and marketing expenses decreased 3% or $0.1 million to $4.7 million for the three months ended March 31, 2014 compared to $4.8 million for the three months ended March 31, 2013. The decrease in the three months ended March 31, 2014 was primarily due to $0.3 million decrease in consulting expenses, which was offset by $0.1 million in higher commissions and $0.1 million in higher health benefit expenses due to a credit recorded in 2013. We recorded a $0.6 million credit to our statement of comprehensive income in the quarter ended March 31, 2013 as a result of a vendor refund received in 2013 which related to overpayments for health benefits made in 2012. We allocated $0.1 million of the credit to sales and marketing expenses. There was no similar credit in the current period.
General and Administrative Expenses
General and administrative expenses remained flat at $1.7 million for both the three months ended March 31, 2014 and three months ended March 31, 2013. In the three months ended March 31, 2014, a $0.1 million increase in personnel related expenses and a $0.1 million increase in property taxes were offset by a $0.1 million decrease in stock compensation expense and a $0.1 million decrease in bonus expense.
Income Tax Provision
During the three months ended March 31, 2014 and 2013, no material provision or benefit for income taxes was recorded, due to our previous operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

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

Set forth below is a reconciliation of net income to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income	$302	$230
Add:
Interest expense	16	39
Provision for taxes	43	32
Depreciation and amortization	90	82
Non-cash equity-based compensation expense	59	178
Adjusted EBITDA	$510	$561

LIQUIDITY AND CAPITAL RESOURCES
Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.
At March 31, 2014, cash and cash equivalents were $15.6 million compared to $15.7 million at December 31, 2013. The $0.1 million decrease in cash and cash equivalents was attributable to net cash used in operating and investing activities totaling $0.2 million, partially offset by net cash provided by financing activities of $0.1 million.
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2014 consisted of net income of $0.3 million, adjusted for non-cash credits totaling $0.1 million and offset by an increase in net operating assets totaling $0.4 million. The most significant components of the changes in net operating assets were a decrease of $4.3 million in accounts payable offset by decreases in accounts receivable of $2.9 million and inventory of $1.7 million. The decrease in accounts receivable was primarily the result of significant cash collections from several large customers in the current year period which caused a decrease in accounts payable as more cash was available to apply to vendor invoices. The decrease in inventory was due to better inventory management and a buildup of inventory in prior periods.

Net cash provided by operating activities for the three months ended March 31, 2013 consisted of net income of $0.2 million, adjusted for non-cash charges totaling $0.9 million and an increase in net operating assets totaling $0.4 million. The most significant components of the changes in net operating assets were a decrease of $2.2 million in accounts payable, offset by a decrease of $0.9 million in accounts receivable. The decrease in accounts receivable was primarily the result of significant cash collections from several large customers which caused a corresponding decrease in accounts payable as more cash was available to apply to vendor invoices.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2014 and 2013 consisted of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2014 was $0.1 million, which consisted of proceeds related to exercises of stock options. Net cash provided by financing activities for the three months ended March 31, 2013 was immaterial and consisted of proceeds related to exercises of stock options and purchases under our 2002 Employee Stock Purchase Plan (ESPP).
Cash Management
Our primary source of liquidity comes from our cash and cash equivalents which totaled $15.6 million at March 31, 2014, and our $25.0 million revolving line of credit and letter of credit facility with WFB. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents may be consumed by operations.

As of March 31, 2014, we had a $25.0 million revolving line of credit and letter of credit facility with WFB to provide liquidity and working capital through March 31, 2016. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate principal amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. In addition, under the WFB Facility, we are able to utilize the facility as security for letters of credit. At March 31, 2014, our borrowing base was $20.3 million. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% and is recorded as interest expense.

We had $10.0 million outstanding at March 31, 2014 under the WFB Facility. We had $7.1 million of borrowing availability under the WFB Facility as of March 31, 2014. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. The interest rate on the WFB Facility was 3.23% at March 31, 2014.
Our obligations under the WFB Facility are secured by substantially all of our personal property assets and those of our subsidiaries that guarantee the WFB Facility, including our intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we default under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. As of March 31, 2014, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.
Future Requirements and Funding Sources
Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. Our operating lease commitments include $1.7 million of future minimum lease payments spread over the three-year lease term under the lease agreement we entered into in July 2013 for our manufacturing facility in Largo, Florida. In addition, we have $1.0 million of future minimum lease payments spread over the five-year lease term under the lease agreement we entered into in September 2010 with respect to our Oakland, California campus following the sale of our campus in a sale-leaseback transaction.
From time to time, we may provide or commit to extend credit or credit support to our customers. This financing may include extending the terms for product payments to customers. Any extension of financing to our customers will limit the capital that we have available for other uses.
Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of March 31, 2014, three customers accounted for 50% of net accounts receivable and receivables from customers in countries other than the United States of America represented 81% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

Although we generated net income of $4.3 million for the year ended December 31, 2013 and net income of $0.3 million for the quarter ended March 31, 2014, we have incurred net losses in prior years and there can be no assurance that we will continue to generate net income or have positive cash flows from operations in any future period. In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may be required to sell assets, issue debt or equity securities or borrow on potentially unfavorable terms. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount. We may be unable to sell assets, issue securities or access additional financing to meet these needs on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. Likewise, any equity financing could result in additional dilution of our stockholders. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions we have previously taken. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount.Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and available credit facilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Contractual Commitments and Off-Balance Sheet Arrangements
At March 31, 2014, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2014	2015	2016	2017	2018 and thereafter
Operating leases	$2,945	$1,239	$1,290	$403	$13	$—
Purchase commitments	8,428	8,428	—	—	—	—
Line of credit (1)	10,000	10,000	—	—	—	—
Total future contractual commitments	$21,373	$19,667	$1,290	$403	$13	$—

(1)	The specified payment period reflects our current intent to repay all outstanding borrowings within the current year. The maturity date under the WFB Facility is March 31, 2016.
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
Purchase Commitments
The purchase commitments shown above represent non-cancellable inventory purchase commitments as of March 31, 2014. The inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by us at time of order.
Line of Credit
The line of credit obligation has been recorded as a liability on our balance sheet. The line of credit obligation amount shown above represents the scheduled principal repayment, but not the associated interest payments which may vary based on changes in market interest rates. At March 31, 2014, the interest rate under the WFB Facility was 3.23%.
As of March 31, 2014, we had $10.0 million outstanding under our line of credit under the WFB Facility and an additional $3.2 million committed as security for letters of credit. See above under “Cash Management” for further information about the WFB Facility.

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
For the three months ended March 31, 2014 and 2013, two customers represented 31% and 32% of net revenue, respectively. As of March 31, 2014 and December 31, 2013, three customers accounted for 50% and 56% of net accounts receivable, respectively.
As of March 31, 2014, and December 31, 2013, receivables from customers in countries other than the United States represented 81% and 82%, respectively, of net accounts receivable.

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of March 31, 2014, our outstanding debt balance under our WFB Facility was $10.0 million. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. The interest rate on our WFB Facility was 3.23% as of March 31, 2014. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.2 million.
Foreign Currency Risk
We transact business in various foreign countries. Substantially all of our assets are located in the United States. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily inter-company receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During 2014 and 2013, we did not hedge any of our foreign currency exposure.
We have performed sensitivity analyses as of March 31, 2014 using a modeling technique that measures the impact arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.4 million at March 31, 2014. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2013. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5.        Other Information

Submission of Matters to a Vote of Security Holders
On May 13, 2014, Zhone held its 2014 annual meeting of stockholders. Of the 32,331,348 shares of common stock outstanding and entitled to vote, 26,803,532 shares, or 82.9%, were represented in person or by proxy at the meeting. Three items of business were acted upon by stockholders at the annual meeting. The voting results are as follows:
Proposal 1 – Election of Directors
Stockholders elected both of Zhone’s nominees as Class I Directors to serve three-year terms expiring at the 2017 annual meeting.

	Votes For	Votes Withheld	Abstain	Broker Non-Votes
Robert Dahl	10,202,441	670,953	—	15,930,138
Nancy Pierce	10,620,784	252,610	—	15,930,138

Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm
Stockholders ratified the appointment of KPMG LLP as Zhone’s independent registered public accounting firm for the fiscal year ending December 31, 2014.

	Votes For	Votes Withheld	Abstain	Broker Non-Votes
Ratification of appointment of KPMG LLP	26,351,801	325,552	126,179	—
Proposal 3 – Advisory Vote on the Compensation of Zhone's Named Executives
Stockholders voted in favor of the advisory resolution approving the compensation of Zhone's named executives.

	Votes For	Votes Withheld	Abstain	Broker Non-Votes
Executive Compensation	10,501,547	297,269	74,578	15,930,138

Item 6.        Exhibits

The Exhibit Index on page 25 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES
Pursuant to the retirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: May 14, 2014	By:	/s/ MORTEZA EJABAT
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1
Third Amendment to Credit and Security Agreements, dated as of March 5, 2014, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13.3 of registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 5, 2014)

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