Form 10-Q
period 2014-06-30
ZHONE TECHNOLOGIES INC
filed 2014-08-08
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2014, there were approximately 32,380,673 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$15,648	$15,686
Accounts receivable, net of allowances for sales returns and doubtful accounts of $1,170 as of June 30, 2014 and $1,452 as of December 31, 2013	35,357	33,328
Inventories	17,353	19,562
Prepaid expenses and other current assets	2,447	2,269
Total current assets	70,805	70,845
Property and equipment, net	699	718
Other assets	255	254
Total assets	$71,759	$71,817
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,512	$12,689
Line of credit	10,000	10,000
Accrued and other liabilities	8,352	8,865
Total current liabilities	30,864	31,554
Other long-term liabilities	2,396	2,704
Total liabilities	33,260	34,258
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 32,369 and 32,249 shares as of June 30, 2014 and December 31, 2013, respectively	32	32
Additional paid-in capital	1,074,577	1,074,294
Other comprehensive income	51	65
Accumulated deficit	(1,036,161)	(1,036,832)
Total stockholders’ equity	38,499	37,559
Total liabilities and stockholders’ equity	$71,759	$71,817

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenue	$32,422	$30,048	$61,031	$58,427
Cost of revenue	21,408	18,436	39,152	36,311
Gross profit	11,014	11,612	21,879	22,116
Operating expenses:
Research and product development	4,167	3,920	8,310	7,580
Sales and marketing	4,804	5,073	9,482	9,895
General and administrative	1,644	1,525	3,333	3,214
Total operating expenses	10,615	10,518	21,125	20,689
Operating income	399	1,094	754	1,427
Interest expense	(5)	(10)	(21)	(49)
Other income (expense), net	(15)	12	(9)	(20)
Income before income taxes	379	1,096	724	1,358
Income tax provision	10	40	53	72
Net income	369	1,056	671	1,286
Other comprehensive income (loss)	6	(78)	(14)	(83)
Comprehensive income	$375	$978	$657	$1,203
Basic and diluted net income per share	$0.01	$0.03	$0.02	$0.04
Weighted average shares outstanding used to compute basic net income per share	32,354	31,222	32,327	31,170
Weighted average shares outstanding used to compute diluted net income per share	34,441	32,696	34,634	31,859

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$671	$1,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183	174
Stock-based compensation	167	312
Provision for (recovery of) sales returns and doubtful accounts	(282)	812
Changes in operating assets and liabilities:
Accounts receivable	(1,747)	(2,766)
Inventories	2,209	1,261
Prepaid expenses and other assets	(179)	668
Accounts payable	(177)	675
Accrued and other liabilities	(821)	(525)
Net cash provided by operating activities	24	1,897
Cash flows from investing activities:
Purchases of property and equipment	(164)	(214)
Net cash used in investing activities	(164)	(214)
Cash flows from financing activities:
Proceeds from exercise of stock options and purchases	116	3
Net cash provided by financing activities	116	3
Effect of exchange rate changes on cash	(14)	(83)
Net (decrease) increase in cash and cash equivalents	(38)	1,603
Cash and cash equivalents at beginning of period	15,686	11,119
Cash and cash equivalents at end of period	$15,648	$12,722

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business
Zhone Technologies, Inc. (sometimes referred to, collectively with its subsidiaries, as “Zhone” or the “Company”) designs, develops and manufactures communications networking equipment for enterprises and telecommunications operators worldwide. The Company’s products enable both enterprises and network service providers to deliver high speed fiber access, while transporting voice, video and data to the end user. The Company was incorporated under the laws of the state of Delaware in June 1999. The Company began operations in September 1999 and is headquartered in Oakland, California.

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
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company generated net income for the year ended December 31, 2013 and the six months ended June 30, 2014, the Company has incurred net losses in prior years and there can be no assurance that the Company will continue to generate net income in any future period. As of June 30, 2014, the Company had approximately $15.6 million in cash and cash equivalents and $10.0 million in current debt outstanding under its revolving line of credit and letter of credit facility (the “WFB Facility”) with Wells Fargo Bank (“WFB”). The Company currently expects to repay the WFB Facility within the next twelve months. The Company entered into its WFB Facility to provide liquidity and working capital through March 31, 2016, as discussed in Note 5.
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
The Company had no financial assets and liabilities as of June 30, 2014 and December 31, 2013 recorded at fair value. The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet as of June 30, 2014 and December 31, 2013, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and debt. The estimated fair value of such instruments at June 30, 2014 and December 31, 2013 approximated their carrying value as reported on the condensed consolidated balance sheet. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.

(g)	Concentration of Risk
The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended June 30, 2014 and 2013, two customers represented 35% and 21% of net revenue, respectively. For the six months ended June 30, 2014 and 2013, two customers represented 30% and 24% of net revenue, respectively.
As of June 30, 2014 and December 31, 2013, three customers accounted for 60% and 56% of net accounts receivable, respectively.
As of June 30, 2014 and December 31, 2013, receivables from customers in countries other than the United States represented 87% and 82%, respectively, of net accounts receivable.

(h)	Comprehensive Income
There have been no items reclassified out of accumulated other comprehensive income and into net income. The Company’s other comprehensive income (loss) for the three and six months ended June 30, 2014 is comprised of only foreign exchange translations.

(i)     Recent Accounting Pronouncements
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

(2)	Inventories
Inventories as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$12,020	$11,722
Work in process	1,490	1,724
Finished goods	3,843	6,116
	$17,353	$19,562

(3)	Property and Equipment, net
Property and equipment, net, as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
Machinery and equipment	$9,774	$9,610
Computers and acquired software	3,830	3,830
Furniture and fixtures	247	247
Leasehold improvements	2,066	2,066
	15,917	15,753
Less accumulated depreciation and amortization	(15,218)	(15,035)
	$699	$718
Depreciation and amortization expense associated with property and equipment amounted to $0.2 million for each of the six months ended June 30, 2014 and 2013.

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
The following table is a reconciliation of the numerator and denominator in the basic and diluted net income per share calculation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income:	$369	$1,056	$671	$1,286
Weighted average number of shares outstanding:
Basic	32,354	31,222	32,327	31,170
Effect of dilutive securities:
Stock options and share awards	2,087	1,474	2,307	689
Diluted	34,441	32,696	34,634	31,859
Net income per share:
Basic	$0.01	$0.03	$0.02	$0.04
Diluted	$0.01	$0.03	$0.02	$0.04
The following tables set forth potential common stock that is not included in the diluted net income per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except exercise price per share data):

	Three Months Ended June 30, 2014	Weighted Average Exercise Price	Six Months Ended June 30, 2014	Weighted Average Exercise Price
Outstanding stock options and unvested restricted shares	40	$4.47	40	$4.47
	40		40

	Three Months Ended June 30, 2013	Weighted Average Exercise Price	Six Months Ended June 30, 2013	Weighted Average Exercise Price
Warrants	7	$116.54	7	$116.54
Outstanding stock options and unvested restricted shares	3,011	$2.11	3,011	$2.11
	3,018		3,018

(5)	Debt
As of June 30, 2014, the Company had a $25.0 million revolving line of credit and letter of credit facility with WFB to provide liquidity and working capital through March 31, 2016. The amount that the Company is able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. At June 30, 2014, the Company's borrowing base was $25.0 million. To maintain availability of funds under the WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.
The Company had $10.0 million outstanding at June 30, 2014 under its WFB Facility. In addition, $3.3 million was committed as security for letters of credit. The Company had $11.7 million of borrowing availability under the WFB Facility as of June 30, 2014. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. The interest rate on the WFB Facility was 3.23% at June 30, 2014.
The Company’s obligations under the WFB Facility are secured by substantially all of its personal property assets and those of its subsidiaries that guarantee the WFB Facility, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company defaults under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the WFB Facility. As of June 30, 2014, the Company was in compliance with these covenants.

(6)	Commitments and Contingencies
Operating Leases
The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2014 (remainder of the year)	$868
2015	1,466
2016	541
2017	83
2018 and thereafter	—
Total minimum lease payments	$2,958
Warranties
The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Beginning balance	$1,265	$1,499
Charged to cost of revenue	98	436
Claims and settlements	(351)	(455)
Ending balance	$1,012	$1,480
Performance Bonds
In the normal course of operations, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $0.8 million as of June 30, 2014.
Purchase Commitments
The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding was $10.7 million as of June 30, 2014.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue by Geography:
United States	$8,139	$10,077	$17,497	$19,250
Canada	687	1,113	1,315	1,810
Total North America	8,826	11,190	18,812	21,060
Latin America	4,768	7,654	9,767	12,293
Europe, Middle East, Africa	17,538	10,043	30,558	23,278
Asia Pacific	1,290	1,161	1,894	1,796
Total International	23,596	18,858	42,219	37,367
	$32,422	$30,048	$61,031	$58,427

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue by Products and Services:
Products	$30,759	$27,764	$57,587	$54,046
Services	1,663	2,284	3,444	4,381
Total	$32,422	$30,048	$61,031	$58,427

(8)	Income Taxes
The total amount of unrecognized tax benefits, including interest and penalties, at June 30, 2014 was not material. The amount of tax benefits that would impact the effective income tax rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits during the quarters ended June 30, 2014 and 2013. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

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
The Company is not currently under examination for income taxes in any material jurisdiction.

(9)	Subsequent Events

On July 17, 2014, Morteza Ejabat, the Company's President, Chief Executive Officer and Chairman of the Board of Directors (the "Board"), resigned his position as President and Chief Executive Officer and was appointed by the Board to serve as Executive Chairman. Effective July 17, 2014, the Board appointed James Norrod, 66, as the Company’s President and Chief Executive Officer and as a member of the Board.

In connection with this transition, the Company paid Mr. Ejabat a one-time performance bonus in the amount of $1,650,000 on July 17, 2014. In addition, the Compensation Committee of Zhone’s Board approved the grant of an inducement award to Mr. Norrod consisting of a stock option to purchase 1,250,000 shares of the Company’s common stock and a per share exercise price equal to the closing price of the Company’s common stock on the grant date, which stock option was granted effective July 21, 2014.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future growth and revenues from our Single Line Multi-Service (SLMS) and FiberLAN products; our ability to refinance or repay our existing indebtedness prior to the applicable maturity date; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified under the heading “Risk Factors” in Part II, Item 1A, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, the ability to generate sufficient revenue to achieve or sustain profitability, the ability to raise additional capital to fund existing and future operations or to refinance or repay our existing indebtedness, defects or other performance problems in our products, the economic slowdown in the telecommunications industry that has restricted the ability of our customers to purchase our products, commercial acceptance of our SLMS and FiberLAN products, intense competition in the communications equipment market from large equipment companies as well as private companies with products that address the same networks needs as our products, higher than anticipated expenses that we may incur, and other factors identified elsewhere in this report and in our most recent reports on Forms 10-K, 10-Q and 8-K. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
In addition to our established product offerings in our core business, we launched our new FiberLAN Passive Optical LAN in 2012, which provides an alternative to switched copper-based LANs. Target customers of our FiberLAN business include hospitality, government, education, manufacturing and business enterprises. We believe FiberLAN Passive Optical LAN is one of the most cost-effective, efficient and environmentally friendly alternatives to existing copper-based Ethernet LAN infrastructure. Our FiberLAN Passive Optical LAN is comprised of our MXK Optical Line Terminals (OLT) and zNID Optical Network Terminals (ONT), and delivers Gigabit Passive Optical Network (GPON) and Active Ethernet-based LAN services to enterprises. Both our core business and FiberLAN business leverage the same R&D efficiencies. Our FiberLAN solution (including FiberLAN OLT and ONT Passive Optical Network (PON)) was granted JITC (Joint Interoperability Test Command) certification by the Defense Information Systems Agency. This certification provides new sales opportunities in military and government markets, while helping to demonstrate the capabilities and security aspects of our FiberLAN solution.
Our global customer base for our core business includes regional, national and international telecommunications carriers. To date, our products are deployed by over 750 network service providers on six continents worldwide. Our global FiberLAN customer base includes hotels, universities, military bases, government institutions, manufacturing facilities and businesses. We believe that we have assembled the employee base, technological breadth and market presence to provide a simple yet comprehensive set of next-generation solutions to the bandwidth bottleneck in the access network and the other problems encountered by network service providers when delivering communications services to subscribers.
Although we generated net income of $4.3 million for the year ended December 31, 2013 and net income of $0.7 million for the six months ended June 30, 2014, we have incurred net losses in prior years and there can be no assurance that we will continue to generate net income or have positive cash flows from operations in any future period. We had an accumulated deficit of $1,036.2 million as of June 30, 2014. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States and the rest of the world deteriorate, we may experience material adverse impacts on our business, operating results and financial condition. During the past four years, we have continued our focus on cost control and operating efficiency along with restrictions on discretionary spending.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	100%	100%	100%	100%
Cost of revenue	66%	61%	64%	62%
Gross profit	34%	39%	36%	38%
Operating expenses:
Research and product development	13%	13%	14%	13%
Sales and marketing	15%	17%	16%	17%
General and administrative	5%	5%	5%	6%
Total operating expenses	33%	35%	35%	36%
Operating income	1%	4%	1%	2%
Interest expense	0%	0%	0%	0%
Other income (expense), net	0%	0%	0%	0%
Income before income taxes	1%	4%	1%	2%
Income tax provision	0%	0%	0%	0%
Net income	1%	4%	1%	2%
Other comprehensive income (loss)	0%	0%	0%	0%
Comprehensive income	1%	4%	1%	2%

Net Revenue
Information about our net revenue for products and services for the three and six months ended June 30, 2014 and 2013 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Increase/ (Decrease)	% change	2014	2013	Increase/ (Decrease)	% change
Products	$30.8	$27.7	$3.1	11.2%	$57.6	$54.0	$3.6	6.7%
Services	1.6	2.3	(0.7)	(30.4)%	3.4	4.4	(1.0)	(22.7)%
Total	$32.4	$30.0	$2.4	8.0%	$61.0	$58.4	$2.6	4.5%

Information about our net revenue for North America and international markets for the three and six months ended June 30, 2014 and 2013 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Increase (Decrease)	% change	2014	2013	Increase (Decrease)	% change
Revenue by geography:
United States	$8.1	$10.1	$(2.0)	(19.8)%	$17.5	$19.3	$(1.8)	(9.3)%
Canada	0.7	1.1	(0.4)	(36.4)%	1.3	1.8	(0.5)	(27.8)%
Total North America	8.8	11.2	(2.4)	(21.4)%	18.8	21.1	(2.3)	(10.9)%
Latin America	4.8	7.6	(2.8)	(36.8)%	9.8	12.3	(2.5)	(20.3)%
Europe, Middle East, Africa	17.5	10.0	7.5	75.0%	30.5	23.2	7.3	31.5%
Asia Pacific	1.3	1.2	0.1	8.3%	1.9	1.8	0.1	5.6%
Total International	23.6	18.8	4.8	25.5%	42.2	37.3	4.9	13.1%
Total	$32.4	$30.0	$2.4	8.0%	$61.0	$58.4	$2.6	4.5%

For the three months ended June 30, 2014, net revenue increased 8% or $2.4 million to $32.4 million from $30.0 million for the same period last year. For the six months ended June 30, 2014, net revenue increased 5% or $2.6 million to $61.0 million from $58.4 million for the same period last year. For the three months ended June 30, 2014, product revenue increased 11% or $3.1 million to $30.8 million, compared to $27.7 million for the same period last year. For the six months ended June 30, 2014, product revenue increased 7% or $3.6 million to $57.6 million, compared to $54.0 million for the same period last year. The increases in net revenue and product revenue were primarily due to increased sales of our ONT products.
International net revenue increased 26% or $4.8 million to $23.6 million for the three months ended June 30, 2014 from $18.8 million for the same period last year, and represented 73% of total net revenue compared with 63% during the same period of 2013. International net revenue increased 13% or $4.9 million to $42.2 million for the six months ended June 30, 2014 from $37.3 million for the same period last year. The increase in international net revenue was due to increased sales to a customer in the Middle East.
For the three months ended June 30, 2014, service revenue decreased by 30% or $0.7 million to $1.6 million, compared to $2.3 million for the same period last year. For the six months ended June 30, 2014, service revenue decreased by 23% or $1.0 million to $3.4 million, compared to $4.4 million for the same period last year. Service revenue represents revenue from maintenance and other services associated with product shipments. The decrease in service revenue for the three and six months ended June 30, 2014 was primarily due to decreased sales of installation services due to the completion of a large broadband development project in 2013.
For the three months ended June 30, 2014 and 2013, two customers represented 35% and 21% of net revenue, respectively. For the six months ended June 30, 2014 and 2013, two customers represented 30% and 24% of net revenue, respectively. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.
Cost of Revenue and Gross Profit
Total cost of revenue, including stock-based compensation, increased 16% or $3.0 million to $21.4 million for the three months ended June 30, 2014, compared to $18.4 million for the three months ended June 30, 2013. Cost of revenue increased 8% or $2.9 million to $39.2 million for the six months ended June 30, 2014 compared to $36.3 million for the same period last year. The increases in cost of revenue for the three and six months ended June 30, 2014 was primarily due to higher shipments of ONT products. Gross margin decreased due primarily to greater sales of products with lower gross margin, such as ONT products.
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

Research and Product Development Expenses
Research and product development expenses increased 6% or $0.3 million to $4.2 million for the three months ended June 30, 2014 compared to $3.9 million for the three months ended June 30, 2013, and increased 10% or $0.7 million to $8.3 million for the six months ended June 30, 2014 compared to $7.6 million for the six months ended June 30, 2013. The increase in the three months ended June 30, 2014 was primarily due to $0.1 million in higher personnel-related expenses and $0.1 million of higher consultant expenses. The increase in the six months ended June 30, 2014 was primarily due to $0.5 million of higher personnel-related expenses and $0.1 million of higher consultant expenses. The increase in personnel-related expenses for the six months ended June 30, 2014 was due to a higher headcount in 2014 compared to 2013, as well as $0.3 million in higher health benefit expenses due to a credit recorded in 2013. We recorded a $0.6 million credit to our statement of comprehensive income in the quarter ended March 31, 2013 as a result of a vendor refund received in 2013 which related to overpayments for health benefits made in 2012. We allocated $0.3 million of the credit to research and product development expenses. There was no similar credit in the current period. We intend to continue to invest in research and product development to attain our strategic product development objectives while seeking to manage the associated costs through expense controls.
Sales and Marketing Expenses
Sales and marketing expenses decreased 5% or $0.3 million to $4.8 million for the three months ended June 30, 2014 compared to $5.1 million for the three months ended June 30, 2013, and decreased 4% or $0.4 million to $9.5 million for the six months ended June 30, 2014 compared to $9.9 million for the six months ended June 30, 2013. The decrease in the three months ended June 30, 2014 was primarily due to $0.3 million in lower consultant expenses. The decrease in the six months ended June 30, 2014 was primarily due to $0.5 million decrease in consulting expenses, which was offset by $0.1 million in higher commissions.
General and Administrative Expenses
General and administrative expenses increased 8% or $0.1 million to $1.6 million for the three months ended June 30, 2014 compared to $1.5 million for the three months ended June 30, 2013 due primarily to higher accounting and legal fees. General and administrative expenses increased 4% or $0.1 million to $3.3 million for the six months ended June 30, 2014 compared to $3.2 million for the six months ended June 30, 2013 due primarily to $0.2 million in higher accounting and legal fees offset by $0.1 million in lower stock based compensation expense. In addition, we recorded a $0.6 million credit to our statement of comprehensive income in the quarter ended March 31, 2013 as a result of a vendor refund received in 2013 which related to overpayments for health benefits made in 2012. We allocated $0.2 million of the credit to general and administrative expenses. The increase was offset by decreases in travel of $0.1 million and bonus expense of $0.1 million for the six months ended June 30, 2014.
Income Tax Provision
During the three and six months ended June 30, 2014 and 2013, no material provision or benefit for income taxes was recorded, due to our previous operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

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
Set forth below is a reconciliation of net income to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$369	$1,056	$671	$1,286
Add:
Interest expense	5	10	21	49
Provision for taxes	10	40	53	72
Depreciation and amortization	93	92	183	174
Non-cash equity-based compensation expense	108	134	167	312
Adjusted EBITDA	$585	$1,332	$1,095	$1,893

LIQUIDITY AND CAPITAL RESOURCES
Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.
At June 30, 2014, cash and cash equivalents were $15.6 million compared to $15.7 million at December 31, 2013. The $0.1 million decrease in cash and cash equivalents was attributable to net cash used in investing activities totaling $0.2 million, partially offset by net cash provided by operating and financing activities of $0.1 million.
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2014 consisted of net income of $0.7 million, adjusted for non-cash credits totaling $0.1 million and offset by an increase in net operating assets totaling $0.7 million. The most significant components of the changes in net operating assets were an increase in accounts receivable of $1.7 and a decrease in accrued liabilities of $0.8 million offset by a decrease of inventory of $2.2 million. The increase in accounts receivable was primarily the result of increased sales in the current year period. The decrease in accrued liabilities was primarily due to reduced commission and consulting expenses. The decrease in inventory was due to better utilization of inventory in the current year period.

Net cash provided by operating activities for the six months ended June 30, 2013 consisted of net income of $1.3 million, adjusted for non-cash charges totaling $1.3 million and offset by an increase in net operating assets totaling $0.7 million. The most significant components of the changes in net operating assets were an increase of $2.8 million in accounts receivable, offset by a decrease of $1.3 million in inventory . The increase in accounts receivable was primarily the result of increased sales to several large customers. The decrease in inventory was primarily due to better utilization of inventory.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2014 and 2013 consisted of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2014 was $0.1 million, which consisted of proceeds related to exercises of stock options. Net cash provided by financing activities for the six months ended June 30, 2013 was immaterial and consisted of proceeds related to exercises of stock options.
Cash Management
Our primary source of liquidity comes from our cash and cash equivalents which totaled $15.6 million at June 30, 2014, and our $25.0 million revolving line of credit and letter of credit facility with WFB. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents may be consumed by operations.
As of June 30, 2014, we had a $25.0 million revolving line of credit and letter of credit facility with WFB to provide liquidity and working capital through March 31, 2016. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate principal amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. In addition, under the WFB Facility, we are able to utilize the facility as security for letters of credit. At June 30, 2014, our borrowing base was $25.0 million. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% and is recorded as interest expense.

We had $10.0 million outstanding at June 30, 2014 under the WFB Facility. In addition, $3.3 million was committed as security for letters of credit. We had $11.7 million of borrowing availability under the WFB Facility as of June 30, 2014. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. The interest rate on the WFB Facility was 3.23% at June 30, 2014.
Our obligations under the WFB Facility are secured by substantially all of our personal property assets and those of our subsidiaries that guarantee the WFB Facility, including our intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we default under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. As of June 30, 2014, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.
Future Requirements and Funding Sources
Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. Our operating lease commitments include $1.5 million of future minimum lease payments spread over the three-year lease term under the lease agreement we entered into in July 2013 for our manufacturing facility in Largo, Florida. In addition, we have $0.8 million of future minimum lease payments spread over the remaining lease period with respect to our Oakland, California campus following the sale of our campus in a sale-leaseback transaction. The total remaining operating lease commitments relate to our various other offices around the world.
From time to time, we may provide or commit to extend credit or credit support to our customers. This financing may include extending the terms for product payments to customers. Any extension of financing to our customers will limit the capital that we have available for other uses.
Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of June 30, 2014, three customers accounted for 60% of net accounts receivable and receivables from customers in countries other than the United States of America represented 87% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.
Although we generated net income of $4.3 million for the year ended December 31, 2013 and net income of $0.7 million for the first half of 2014, we have incurred net losses in prior years and there can be no assurance that we will continue to generate net income or have positive cash flows from operations in any future period. In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may be required to sell assets, issue debt or equity securities or borrow on potentially unfavorable terms. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount. We may be unable to sell assets, issue securities or access additional financing to meet these needs on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. Likewise, any equity financing could result in additional dilution of our stockholders. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions we have previously taken. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount.Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and available credit facilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.
Contractual Commitments and Off-Balance Sheet Arrangements
At June 30, 2014, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2014	2015	2016	2017	2018 and thereafter
Operating leases	$2,958	$868	$1,466	$541	$83	$—
Purchase commitments	10,737	10,737	—	—	—	—
Line of credit (1)	10,000	10,000	—	—	—	—
Total future contractual commitments	$23,695	$21,605	$1,466	$541	$83	$—

(1)	The specified payment period reflects our current intent to repay all outstanding borrowings within the current year. The maturity date under the WFB Facility is March 31, 2016.
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
Purchase Commitments
The purchase commitments shown above represent non-cancellable inventory purchase commitments as of June 30, 2014. The inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by us at time of order.
Line of Credit
The line of credit obligation has been recorded as a liability on our balance sheet. The line of credit obligation amount shown above represents the scheduled principal repayment, but not the associated interest payments which may vary based on changes in market interest rates. At June 30, 2014, the interest rate under the WFB Facility was 3.23%.
As of June 30, 2014, we had $10.0 million outstanding under our line of credit under the WFB Facility and an additional $3.3 million committed as security for letters of credit. See above under “Cash Management” for further information about the WFB Facility.

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
For the three months ended June 30, 2014 and 2013, two customers represented 35% and 21% of net revenue, respectively. As of June 30, 2014 and December 31, 2013, three customers accounted for 60% and 56% of net accounts receivable, respectively.
As of June 30, 2014, and December 31, 2013, receivables from customers in countries other than the United States represented 87% and 82%, respectively, of net accounts receivable.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of June 30, 2014, our outstanding debt balance under our WFB Facility was $10.0 million. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. The interest rate on our WFB Facility was 3.23% as of June 30, 2014. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.2 million.
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
We have performed sensitivity analyses as of June 30, 2014 using a modeling technique that measures the impact arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.4 million at June 30, 2014. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2013, other than the risk factor entitled “Our success largely depends on our ability to retain and recruit key personnel, and any failure to do so would harm our ability to meet key objectives,” which has been updated to reflect recent changes in senior management. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Our success largely depends on our ability to retain, recruit and integrate key personnel, and any failure to do so would harm our ability to meet key objectives.
Our future success depends upon the continued services of James Norrod, our President and Chief Executive Officer, and our other executive officers, as well as the continued chairmanship of our Board by Morteza Ejabat (our co-founder), our ability to identify, attract and retain highly skilled technical, managerial, sales and marketing personnel who have critical industry experience and relationships that we rely on to build our business, and our ability to fully integrate recently hired management personnel into their new roles. The loss of the services of any of our key employees, including our Chief Executive Officer and our Chief Financial Officer, or the loss of Mr. Ejabat as our Executive Chairman, could delay the development and production of our products and negatively impact our ability to maintain customer relationships, which would harm our business, financial condition and results of operations.

Item 6.        Exhibits

The Exhibit Index on page 26 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES
Pursuant to the retirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: August 8, 2014	By:	/s/ JAMES NORROD
	Name:	James Norrod
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1
Third Amended and Restated Employment Agreement dated as of July 17, 2014 by and between Zhone Technologies, Inc. and Morteza Ejabat (incorporated by reference to Exhibit 10.1 of registrant's Current Report on Form 8-K dated July 17, 2014 filed on July 17, 2014)

10.2
Employment Agreement dated as of July 17, 2014 by and between Zhone Technologies, Inc. and James Norrod (incorporated by reference to Exhibit 10.2 of registrant's Current Report on Form 8-K dated July 17, 2014 filed on July 17, 2014)

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