Form 10-Q
period 2014-09-30
ZHONE TECHNOLOGIES INC
filed 2014-11-06
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2014, there were approximately 32,498,067 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$13,539	$15,686
Accounts receivable, net of allowances for sales returns and doubtful accounts of $1,247 as of September 30, 2014 and $1,452 as of December 31, 2013	34,165	33,328
Inventories	17,669	19,562
Prepaid expenses and other current assets	3,191	2,269
Total current assets	68,564	70,845
Property and equipment, net	802	718
Other assets	255	254
Total assets	$69,621	$71,817
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,382	$12,689
Line of credit	10,000	10,000
Accrued and other liabilities	8,021	8,865
Total current liabilities	31,403	31,554
Other long-term liabilities	2,064	2,704
Total liabilities	33,467	34,258
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 32,390 and 32,249 shares as of September 30, 2014 and December 31, 2013, respectively	32	32
Additional paid-in capital	1,074,953	1,074,294
Other comprehensive income	35	65
Accumulated deficit	(1,038,866)	(1,036,832)
Total stockholders’ equity	36,154	37,559
Total liabilities and stockholders’ equity	$69,621	$71,817

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenue	$29,436	$31,515	$90,467	$89,942
Cost of revenue	18,682	19,608	57,834	55,919
Gross profit	10,754	11,907	32,633	34,023
Operating expenses:
Research and product development	4,611	3,934	12,921	11,514
Sales and marketing	4,775	4,644	14,257	14,539
General and administrative	4,024	1,702	7,357	4,916
Total operating expenses	13,410	10,280	34,535	30,969
Operating income (loss)	(2,656)	1,627	(1,902)	3,054
Interest expense	(36)	(25)	(57)	(74)
Other expense, net	—	—	(9)	(20)
Income (loss) before income taxes	(2,692)	1,602	(1,968)	2,960
Income tax provision	13	6	66	78
Net income (loss)	(2,705)	1,596	(2,034)	2,882
Other comprehensive loss	(16)	(30)	(30)	(113)
Comprehensive income (loss)	$(2,721)	$1,566	$(2,064)	$2,769
Basic and diluted net income (loss) per share	$(0.08)	$0.05	$(0.06)	$0.09
Weighted average shares outstanding used to compute basic net income (loss) per share	32,384	31,480	32,346	31,273
Weighted average shares outstanding used to compute diluted net income (loss) per share	32,384	33,344	32,346	32,599

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(2,034)	$2,882
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	285	266
Stock-based compensation	531	367
Provision for (recovery of) sales returns and doubtful accounts	(205)	1,203
Changes in operating assets and liabilities:
Accounts receivable	(632)	(4,739)
Inventories	1,893	225
Prepaid expenses and other assets	(923)	136
Accounts payable	693	4,316
Accrued and other liabilities	(1,484)	(1,217)
Net cash (used in) provided by operating activities	(1,876)	3,439
Cash flows from investing activities:
Purchases of property and equipment	(369)	(325)
Net cash used in investing activities	(369)	(325)
Cash flows from financing activities:
Proceeds from exercise of stock options	128	181
Net cash provided by financing activities	128	181
Effect of exchange rate changes on cash	(30)	(113)
Net (decrease) increase in cash and cash equivalents	(2,147)	3,182
Cash and cash equivalents at beginning of period	15,686	11,119
Cash and cash equivalents at end of period	$13,539	$14,301

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business
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
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company generated net income for the year ended December 31, 2013, the Company has incurred net losses in prior years and for the three and nine months ended September 30, 2014, and there can be no assurance that the Company will continue to generate net income in any future period. As of September 30, 2014, the Company had approximately $13.5 million in cash and cash equivalents and $10.0 million in current debt outstanding under its revolving line of credit and letter of credit facility (the “WFB Facility”) with Wells Fargo Bank (“WFB”). The Company currently expects to repay the WFB Facility within the next twelve months. The Company entered into its WFB Facility to provide liquidity and working capital through March 31, 2016, as discussed in Note 5.
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
The Company had no financial assets and liabilities as of September 30, 2014 and December 31, 2013 recorded at fair value. The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet as of September 30, 2014 and December 31, 2013, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and debt. The estimated fair value of such instruments at September 30, 2014 and December 31, 2013 approximated their carrying value as reported on the condensed consolidated balance sheet. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.

(g)	Concentration of Risk
The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended September 30, 2014 and 2013, two customers represented 23% of net revenue. For the nine months ended September 30, 2014 and 2013, two customers represented 24% and 23% of net revenue, respectively.
As of September 30, 2014 and December 31, 2013, three customers accounted for 52% and 56% of net accounts receivable, respectively.
As of September 30, 2014 and December 31, 2013, receivables from customers in countries other than the United States represented 83% and 82%, respectively, of net accounts receivable.

(h)	Comprehensive Income
There have been no items reclassified out of accumulated other comprehensive income and into net income. The Company’s other comprehensive income (loss) for the three and nine months ended September 30, 2014 is comprised of only foreign exchange translations.

(i)     Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in financial statements. The new standard is effective for the Company on January 1, 2017. Early application is permitted. The Company is evaluating the effect that ASU 2014-15 will have on its consolidated financial statements and related disclosures.

(2)	Inventories
Inventories as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$11,029	$11,722
Work in process	1,567	1,724
Finished goods	5,073	6,116
	$17,669	$19,562

(3)	Property and Equipment, net
Property and equipment, net, as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
Machinery and equipment	$9,843	$9,610
Computers and acquired software	3,951	3,830
Furniture and fixtures	262	247
Leasehold improvements	2,066	2,066
	16,122	15,753
Less accumulated depreciation and amortization	(15,320)	(15,035)
	$802	$718
Depreciation and amortization expense associated with property and equipment amounted to $0.3 million for each of the nine months ended September 30, 2014 and 2013.

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
The following table is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss):	$(2,705)	$1,596	$(2,034)	$2,882
Weighted average number of shares outstanding:
Basic	32,384	31,480	32,346	31,273
Effect of dilutive securities:
Stock options and share awards	—	1,864	—	1,326
Diluted	32,384	33,344	32,346	32,599
Net income (loss) per share:
Basic	$(0.08)	$0.05	$(0.06)	$0.09
Diluted	$(0.08)	$0.05	$(0.06)	$0.09
The following tables set forth potential common stock that is not included in the diluted net income (loss) per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except exercise price per share data):

	Three Months Ended September 30, 2014	Weighted Average Exercise Price	Nine Months Ended September 30, 2014	Weighted Average Exercise Price
Outstanding stock options and unvested restricted shares	1,295	$3.72	1,295	$3.72

	Three Months Ended September 30, 2013	Weighted Average Exercise Price	Nine Months Ended September 30, 2013	Weighted Average Exercise Price
Warrants	7	$116.54	7	$116.54
Outstanding stock options and unvested restricted shares	541	$4.98	541	$4.98
	548		548

(5)	Debt
As of September 30, 2014, the Company had a $25.0 million revolving line of credit and letter of credit facility with WFB to provide liquidity and working capital through March 31, 2016. The amount that the Company is able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. At September 30, 2014, the Company's borrowing base was $16.6 million. To maintain availability of funds under the WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.
The Company had $10.0 million outstanding at September 30, 2014 under its WFB Facility. In addition, $3.4 million was committed as security for letters of credit. The Company had $3.2 million of borrowing availability under the WFB Facility as of September 30, 2014. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. The interest rate on the WFB Facility was 3.23% at September 30, 2014.
The Company’s obligations under the WFB Facility are secured by substantially all of its personal property assets and those of its subsidiaries that guarantee the WFB Facility, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company defaults under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the WFB Facility. As of September 30, 2014, the Company was in compliance with these covenants.

(6)	Commitments and Contingencies
Operating Leases
The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2014 (remainder of the year)	$439
2015	1,483
2016	541
2017	83
2018 and thereafter	—
Total minimum lease payments	$2,546
Warranties
The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Beginning balance	$1,265	$1,499
Charged to cost of revenue	208	466
Claims and settlements	(507)	(719)
Ending balance	$966	$1,246
Performance Bonds
In the normal course of operations, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. The Company had no such surety bonds as of September 30, 2014.
Purchase Commitments
The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding was $6.4 million as of September 30, 2014.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue by Geography:
United States	$10,770	$9,691	$28,267	$28,941
Canada	696	881	2,011	2,691
Total North America	11,466	10,572	30,278	31,632
Latin America	5,600	8,317	15,367	20,610
Europe, Middle East, Africa	11,539	11,770	42,097	35,048
Asia Pacific	831	856	2,725	2,652
Total International	17,970	20,943	60,189	58,310
	$29,436	$31,515	$90,467	$89,942

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue by Products and Services:
Products	$27,869	$29,653	$85,456	$83,699
Services	1,567	1,862	5,011	6,243
Total	$29,436	$31,515	$90,467	$89,942

(8)	Income Taxes
The total amount of unrecognized tax benefits, including interest and penalties, at September 30, 2014 was not material. The amount of tax benefits that would impact the effective income tax rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits during the quarters and nine months ended September 30, 2014 and 2013. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

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
The Company is not currently under examination for income taxes in any material jurisdiction.

(9)	Executive Compensation

On July 17, 2014, Morteza Ejabat, the Company's President, Chief Executive Officer and Chairman of Zhone's Board of Directors (the "Board"), resigned from his position as President and Chief Executive Officer and was appointed by the Board to serve as Executive Chairman. Effective July 17, 2014, the Board appointed James Norrod as the Company’s President and Chief Executive Officer and as a member of the Board.
In connection with this transition, the Company paid Mr. Ejabat a one-time performance bonus in the amount of $1.7 million on July 17, 2014. The performance bonus was expensed during the three month period ended September 30, 2014. In addition, the Compensation Committee of the Board approved the grant of an inducement award to Mr. Norrod consisting of a stock option to purchase 1,250,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the grant date, which stock option was granted on July 21, 2014. The estimated fair value of the stock option award at the grant date was $3.0 million and will be amortized to expense over the service period of four years.

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
Although we generated net income of $4.3 million for the year ended December 31, 2013, we have incurred net losses in prior years and for the three and nine months ended September 30, 2014, and there can be no assurance that we will continue to generate net income or have positive cash flows from operations in any future period. We had an accumulated deficit of $1,038.9 million as of September 30, 2014. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States and the rest of the world deteriorate, we may experience material adverse impacts on our business, operating results and financial condition. During the past four years, we have continued our focus on cost control and operating efficiency along with restrictions on discretionary spending.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	100%	100%	100%	100%
Cost of revenue	63%	62%	64%	62%
Gross profit	37%	38%	36%	38%
Operating expenses:
Research and product development	16%	13%	14%	13%
Sales and marketing	16%	15%	16%	16%
General and administrative	14%	5%	8%	6%
Total operating expenses	46%	33%	38%	35%
Operating income (loss)	(9)%	5%	(2)%	3%
Interest expense	0%	0%	0%	0%
Other expense, net	0%	0%	0%	0%
Income (loss) before income taxes	(9)%	5%	(2)%	3%
Income tax provision	0%	0%	0%	0%
Net income (loss)	(9)%	5%	(2)%	3%
Other comprehensive loss	0%	0%	0%	0%
Comprehensive income (loss)	(9)%	5%	(2)%	3%

Net Revenue
Information about our net revenue for products and services for the three and nine months ended September 30, 2014 and 2013 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Increase/ (Decrease)	% change	2014	2013	Increase/ (Decrease)	% change
Products	$27.8	$29.7	$(1.9)	(6.4)%	$85.5	$83.7	$1.8	2.2%
Services	1.6	1.8	(0.2)	(11.1)%	5.0	6.2	(1.2)	(19.4)%
Total	$29.4	$31.5	$(2.1)	(6.7)%	$90.5	$89.9	$0.6	0.7%

Information about our net revenue for North America and international markets for the three and nine months ended September 30, 2014 and 2013 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	% change	2014	2013	Increase (Decrease)	% change
Revenue by geography:
United States	$10.8	$9.7	$1.1	11.3%	$28.3	$28.9	$(0.6)	(2.1)%
Canada	0.7	0.9	(0.2)	(22.2)%	2.0	2.7	(0.7)	(25.9)%
Total North America	11.5	10.6	0.9	8.5%	30.3	31.6	(1.3)	(4.1)%
Latin America	5.6	8.3	(2.7)	(32.5)%	15.4	20.6	(5.2)	(25.2)%
Europe, Middle East, Africa	11.5	11.8	(0.3)	(2.5)%	42.1	35.0	7.1	20.3%
Asia Pacific	0.8	0.8	—	—%	2.7	2.7	—	—%
Total International	17.9	20.9	(3.0)	(14.4)%	60.2	58.3	1.9	3.3%
Total	$29.4	$31.5	$(2.1)	(6.7)%	$90.5	$89.9	$0.6	0.7%

For the three months ended September 30, 2014, net revenue decreased 7% or $2.1 million to $29.4 million from $31.5 million for the same period last year. For the three months ended September 30, 2014, product revenue decreased 6% or $1.9 million to $27.8 million, compared to $29.7 million for the same period last year. The decreases in net revenue and product revenue for the three months ended September 30, 2014 were primarily due to decreased sales of our MXK products. For the nine months ended September 30, 2014, net revenue increased 1% or $0.6 million to $90.5 million from $89.9 million for the same period last year. For the nine months ended September 30, 2014, product revenue increased 2% or $1.8 million to $85.5 million, compared to $83.7 million for the same period last year. The increases in net revenue and product revenue for the nine months ended September 30, 2014 were primarily due to increased sales of our ONT and MXK products during the first and second quarters of 2014.
For the three months ended September 30, 2014, service revenue decreased by 11% or $0.2 million to $1.6 million, compared to $1.8 million for the same period last year. For the nine months ended September 30, 2014, service revenue decreased by 19% or $1.2 million to $5.0 million, compared to $6.2 million for the same period last year. Service revenue represents revenue from maintenance and other services associated with product shipments. The decrease in service revenue for the three and nine months ended September 30, 2014 was primarily due to decreased sales of installation services due to the completion of a large broadband development project in 2013.
International net revenue decreased 14% or $3.0 million to $17.9 million for the three months ended September 30, 2014 from $20.9 million for the same period last year, and represented 61% of total net revenue compared with 66% during the same period of 2013. International net revenue increased 3% or $1.9 million to $60.2 million for the nine months ended September 30, 2014 from $58.3 million for the same period last year. The decrease in international net revenue for the three months ended September 30, 2014 was primarily due to decreased sales to two customers in Latin America. The increase in international net revenue for the nine months ended September 30, 2014 was primarily due to increased sales to a customer in the Middle East.
For the three months ended September 30, 2014 and 2013, two customers represented 23% of net revenue. For the nine months ended September 30, 2014 and 2013, two customers represented 24% and 23% of net revenue, respectively. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.
Cost of Revenue and Gross Margin
Total cost of revenue, including stock-based compensation, decreased 5% or $0.9 million to $18.7 million for the three months ended September 30, 2014, compared to $19.6 million for the three months ended September 30, 2013, primarily due to decreased sales in the current year period. Cost of revenue increased 3% or $1.9 million to $57.8 million for the nine months ended September 30, 2014 compared to $55.9 million for the same period last year primarily due to higher shipments of ONT products, during the current year period. Gross margin decreased during the three and nine months ended September 30, 2014 compared to prior year periods, primarily due to greater sales of products with lower gross margin, such as ONT products.

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
Research and Product Development Expenses
Research and product development expenses increased 17% or $0.7 million to $4.6 million for the three months ended September 30, 2014 compared to $3.9 million for the three months ended September 30, 2013, and increased 12% or $1.4 million to $12.9 million for the nine months ended September 30, 2014 compared to $11.5 million for the nine months ended September 30, 2013. The increase in the three months ended September 30, 2014 was primarily due to $0.3 million in higher personnel-related expenses and $0.2 million of higher machine tooling expenses. The increase in the nine months ended September 30, 2014 was primarily due to $0.7 million of higher personnel-related expenses and $0.2 million of higher consultant expenses. The increase in personnel-related expenses for the nine months ended September 30, 2014 was primarily due to a higher headcount in 2014 compared to 2013, as well as $0.3 million in higher health benefit expenses due to a credit recorded in 2013. We recorded a $0.6 million credit to our statement of comprehensive income in the quarter ended March 31, 2013 as a result of a vendor refund received in 2013 which related to overpayments for health benefits made in 2012. We allocated $0.3 million of the credit to research and product development expenses. There was no similar credit in the current year period. We intend to continue to invest in research and product development to attain our strategic product development objectives while seeking to manage the associated costs through expense controls.
Sales and Marketing Expenses
Sales and marketing expenses increased 3% or $0.2 million to $4.8 million for the three months ended September 30, 2014 compared to $4.6 million for the three months ended September 30, 2013, and decreased 2% or $0.2 million to $14.3 million for the nine months ended September 30, 2014 compared to $14.5 million for the nine months ended September 30, 2013. The increase in the three months ended September 30, 2014 was primarily due to higher travel expenses. The decrease in the nine months ended September 30, 2014 was primarily due to a decrease in consulting expenses of $0.6 million, which was offset by $0.2 million in higher personnel-related expenses and $0.2 million in higher travel expenses.
General and Administrative Expenses
General and administrative expenses increased 136% or $2.3 million to $4.0 million for the three months ended September 30, 2014 compared to $1.7 million for the three months ended September 30, 2013, due primarily to restructuring costs of $1.7 million, $0.3 million in higher stock-based compensation expense, and $0.2 million in higher accounting and legal fees. General and administrative expenses increased 51% or $2.5 million to $7.4 million for the nine months ended September 30, 2014 compared to $4.9 million for the nine months ended September 30, 2013, due primarily to $1.7 million in restructuring costs and $0.4 million in higher accounting and legal fees.
Income Tax Provision
During the three and nine months ended September 30, 2014 and 2013, no material provision or benefit for income taxes was recorded, due to our previous operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

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
Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(2,705)	$1,596	$(2,034)	$2,882
Add:
Interest expense	36	25	57	74
Provision for taxes	13	6	66	78
Depreciation and amortization	102	92	285	266
Non-cash equity-based compensation expense	364	55	531	367
Adjusted EBITDA	$(2,190)	$1,774	$(1,095)	$3,667

LIQUIDITY AND CAPITAL RESOURCES
Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.
At September 30, 2014, cash and cash equivalents were $13.5 million compared to $15.7 million at December 31, 2013. The $2.2 million decrease in cash and cash equivalents was attributable to net cash used in operating and investing activities of $1.9 million and $0.4 million, respectively, partially offset by net cash provided by financing activities of $0.1 million.
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2014 consisted of a net loss of $2.0 million, adjusted for non-cash charges totaling $0.6 million and an increase in net operating assets totaling $0.5 million. The most significant components of the changes in net operating assets were a decrease in accrued liabilities of $1.5 million and an increase in prepaid expenses of $0.9 million offset by a decrease of inventory of $1.9 million. The decrease in accrued liabilities was primarily due to reduced consulting expenses and lower warranty reserves. The increase in prepaid expenses was primarily related to prepaid software maintenance. The decrease in inventory was due to better utilization of inventory in the current year period.

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
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2014 and 2013 consisted of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2014 and 2013 consisted of proceeds related to exercises of stock options.
Cash Management
Our primary source of liquidity comes from our cash and cash equivalents which totaled $13.5 million at September 30, 2014, and our $25.0 million revolving line of credit and letter of credit facility with WFB. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents may be consumed by operations.
As of September 30, 2014, we had a $25.0 million revolving line of credit and letter of credit facility with WFB to provide liquidity and working capital through March 31, 2016. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate principal amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. In addition, under the WFB Facility, we are able to utilize the facility as security for letters of credit. At September 30, 2014, our borrowing base was $16.6 million. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% and is recorded as interest expense.

We had $10.0 million outstanding at September 30, 2014 under the WFB Facility. In addition, $3.4 million was committed as security for letters of credit. We had $3.2 million of borrowing availability under the WFB Facility as of September 30, 2014. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. The interest rate on the WFB Facility was 3.23% at September 30, 2014.
Our obligations under the WFB Facility are secured by substantially all of our personal property assets and those of our subsidiaries that guarantee the WFB Facility, including our intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we default under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. As of September 30, 2014, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.
Future Requirements and Funding Sources
Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. Our operating lease commitments include $1.3 million of future minimum lease payments spread over the three-year lease term under the lease agreement we entered into in July 2013 for our manufacturing facility in Largo, Florida. In addition, we have $0.6 million of future minimum lease payments spread over the remaining lease period with respect to our Oakland, California campus following the sale of our campus in a sale-leaseback transaction. The total remaining operating lease commitments relate to our various other offices around the world.
From time to time, we may provide or commit to extend credit or credit support to our customers. This financing may include extending the terms for product payments to customers. Any extension of financing to our customers will limit the capital that we have available for other uses.
Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of September 30, 2014, three customers accounted for 52% of net accounts receivable and receivables from customers in countries other than the United States of America represented 83% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.
Although we generated net income of $4.3 million for the year ended December 31, 2013, we have incurred net losses in prior years and for the three and nine months ended September 30, 2014, and there can be no assurance that we will continue to generate net income or have positive cash flows from operations in any future period. In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may be required to sell assets, issue debt or equity securities or borrow on potentially unfavorable terms. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount. We may be unable to sell assets, issue securities or access additional financing to meet these needs on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. Likewise, any equity financing could result in additional dilution of our stockholders. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions we have previously taken. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount.Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and available credit facilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.
Contractual Commitments and Off-Balance Sheet Arrangements
At September 30, 2014, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2014	2015	2016	2017	2018 and thereafter
Operating leases	$2,546	$439	$1,483	$541	$83	$—
Purchase commitments	6,386	6,386	—	—	—	—
Line of credit (1)	10,000	10,000	—	—	—	—
Total future contractual commitments	$18,932	$16,825	$1,483	$541	$83	$—

(1)	The specified payment period reflects our current intent to repay all outstanding borrowings within the current year. The maturity date under the WFB Facility is March 31, 2016.
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
Purchase Commitments
The purchase commitments shown above represent non-cancellable inventory purchase commitments as of September 30, 2014. The inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by us at time of order.
Line of Credit
The line of credit obligation has been recorded as a liability on our balance sheet. The line of credit obligation amount shown above represents the scheduled principal repayment, but not the associated interest payments which may vary based on changes in market interest rates. At September 30, 2014, the interest rate under the WFB Facility was 3.23%.
As of September 30, 2014, we had $10.0 million outstanding under our line of credit under the WFB Facility and an additional $3.4 million committed as security for letters of credit. See above under “Cash Management” for further information about the WFB Facility.

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
For the three months ended September 30, 2014 and 2013, two customers represented 23% of net revenue. As of September 30, 2014 and December 31, 2013, three customers accounted for 52% and 56% of net accounts receivable, respectively.
As of September 30, 2014, and December 31, 2013, receivables from customers in countries other than the United States represented 83% and 82%, respectively, of net accounts receivable.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of September 30, 2014, our outstanding debt balance under our WFB Facility was $10.0 million. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. The interest rate on our WFB Facility was 3.23% as of September 30, 2014. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.2 million.
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
We have performed sensitivity analyses as of September 30, 2014 using a modeling technique that measures the impact arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.4 million at September 30, 2014. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2013, as so updated. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.        Exhibits

The Exhibit Index on page 26 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES
Pursuant to the retirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: November 6, 2014	By:	/s/ JAMES NORROD
	Name:	James Norrod
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

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