Form 10-K
period 2014-12-31
ZHONE TECHNOLOGIES INC
filed 2015-03-06
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of  February 27, 2015, there were 32,620,866 shares outstanding of the registrant’s common stock, $0.001 par value. As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of common stock held by non-affiliates of the registrant was approximately $80,089,325.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

Forward-looking Statements
This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future growth and revenues from our Single Line Multi-Service (SLMS) products; our ability to refinance or repay our existing indebtedness prior to the applicable maturity date; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified under the heading “Risk Factors” in Item 1A, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, the ability to generate sufficient revenue to achieve or sustain profitability, the ability to raise additional capital to fund existing and future operations or to refinance or repay our existing indebtedness, defects or other performance problems in our products, the economic slowdown in the telecommunications industry that has restricted the ability of our customers to purchase our products, commercial acceptance of our SLMS products in our core and FiberLAN businesses, intense competition in the communications equipment market from large equipment companies as well as private companies with products that address the same networks needs as our products, higher than anticipated expenses that we may incur, and other factors identified elsewhere in this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

ITEM 1.    BUSINESS
Company Overview
We design, develop and manufacture communications network equipment for telecommunications operators and enterprises worldwide. Our products provide enterprise solutions that enable both network service providers and enterprises to deliver high speed fiber access, while transporting voice, video and data to the end user.
Our core business provides access products to carriers and service providers worldwide. We believe that carriers and service providers can increase their revenues and lower their operating costs by using our products to deliver high quality video and interactive entertainment and Internet Protocol (IP) enabled next generation voice services in addition to their existing voice and data service offerings, all on a platform that permits a seamless migration from legacy technologies to a converged packet-based architecture.
In addition to our established product offerings in our core business, we launched our FiberLAN Passive Optical LAN in 2012, which provides an alternative to switched copper-based LANs. Target customers of our FiberLAN business include hospitality, government, education, manufacturing and business enterprises. We believe FiberLAN Passive Optical LAN is one of the most cost-effective, efficient and environmentally friendly alternatives to existing copper-based Ethernet LAN infrastructure.
Our established SLMS architecture provides cost-efficiency and feature flexibility with support for voice over internet protocol (VoIP) and IP entertainment (IPTV). Within this versatile SLMS architecture, our products allow service providers to deliver all of these and other next generation converged packet services over their existing copper lines while providing support for fiber or Fiber to the home or business (FTTx) build-out. With our products and solutions, network service providers can seamlessly migrate from traditional circuit-based networks to packet-based networks and from copper-based access lines to fiber-based access lines without abandoning the investments they have made in their existing infrastructures.
Zhone launched our flagship MXK IP Multi-service Terabit Access Concentrator (MXK) and multiple new Optical Line Terminal (OLT) and outdoor units in late 2009. Our MXK product is a converged multi-services access platform that can be configured as a Gigabit Passive Optical Network (GPON) or Active Ethernet OLT. The MXK GPON line module is ITU-T G.984 compliant, delivering data throughputs of up to 2.5 Gbps downstream and 1.25 Gbps upstream. Each line card is designed for up to 64 passive splits per fiber. Active Ethernet delivers up to 1 Gbps point-to-point from a 20-port card. MXK continues to be widely deployed by service providers around the world, with over 7,300 total MXK units deployed as of December 31, 2014 at over 150 service providers in more than 40 countries.

Zhone’s MXK product supports high-performance business and residential FTTx services. Unlike most competing products, MXK has the ability to support both Passive Optical Network (PON) and Active Ethernet fiber technologies to the node, curb or premises as well as a host of copper line interfaces. With our MXK product, service providers can offer digital or Ratio Frequency (RF) video, high-bandwidth Internet access, VoIP and digital subscriber line (DSL) from a single platform. Additionally, our MXK product can support up to 9,216 GPON subscribers in a single MXK chassis. In 2014, Zhone's MXK GPON solution was one of the first to receive Metro Ethernet Forum's Certification for Carrier Ethernet (CE) 2.0.
Our FiberLAN Passive Optical LAN is comprised of our MXK OLT and zNID Optical Network Terminals (ONT), and delivers GPON and Active Ethernet-based LAN services to enterprises. Both our core business and FiberLAN business leverage the same R&D efficiencies. In 2013, the Association for Passive Optical LAN was established, which includes as founding members IBM, 3M, Corning and Zhone. In addition, our FiberLAN solution (including FiberLAN OLT and ONT PON) was granted JITC (Joint Interoperability Test Command) certification by the Defense Information Systems Agency. This certification provides new sales opportunities in military and government markets, while helping to demonstrate the capabilities and security aspects of our FiberLAN solution. In 2014, Zhone announced a marketing relationship with Corning for their ONE DAS (Distributed Antenna System), which will assist in university and hospitality deployments.
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

In 2014, we observed a growing demand for an ultra high density fiber-only GPON and Active Ethernet solution. To address this need, we developed the MXK-F platform. MXK-F is the fiber-only evolution of our MXK product line, offering ten times the switching capacity and two times the port capacity, while giving our customers a path to migrate to new high speed fiber services and access to network functions such as software defined networks, deep packet inspection and other network virtualization functions. The MXK-F is based on the SLMS architecture and leverages our 15 years of development and maturity of the SLMS code base in a new higher density platform.

We will continue to support and enhance our MXK platforms for copper and fiber access deployments but the MXK-F rounds out our portfolio and gives our carrier customers another tool to offer to their end user customers.
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
In an attempt to deliver high bandwidth services over existing copper wire in the access network, service providers began deploying DSL technology over a decade ago. However, this early DSL technology has practical limitations. Copper is a distance sensitive medium in that the amount of bandwidth available over a copper wire is inversely proportional to the length of the copper wire. In other words, the greater the distance between the service provider’s equipment and the customer’s premises, the lower the bandwidth. Unfortunately, most DSL services available today are provided by first generation DSL access multiplexer (DSLAM) equipment. These large unwieldy devices require conditioned power and a climate controlled environment typically found only in a telephone company’s central office, which is often at great distance from the customer. While adequate for basic data services, these first generation DSLAMs were not designed to meet the needs of today’s high bandwidth applications. The modest bandwidth provided by existing DSLAM equipment is often incapable of delivering even a single channel of standard definition video, much less multiple channels of standard definition video or high definition video.
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

•
Continuing the Development and Enhancement of Our SLMS Products. Our SLMS architecture is the cornerstone of our product development strategy. The design criteria for SLMS products include carrier-class reliability, multi-protocol and multi-service support, and ease of provisioning. We intend to continue to introduce SLMS products that offer the configurations and feature sets that our customers require. In addition, we have introduced products that adhere to the standards, protocols and interfaces dictated by international standards bodies and service providers. In 2009, we introduced our MXK product, an SLMS-based product that provides a converged multi-services access platform. In 2012, we launched our FiberLAN OLS, a cost-effective, efficient and environmentally friendly alternative to existing copper-based ethernet LAN infrastructure. In 2014, we developed our MXK-F fiber-only platform to meet the growing needs of fiber-only carriers. To facilitate the rapid development of our existing and new SLMS architecture and products, we have established engineering teams responsible for each critical aspect of the architecture and products. We intend to continue to leverage our expertise in voice, data and video technologies to enhance our SLMS architecture, supporting new services, protocols and technologies as they emerge. To further this objective, we intend to continue investing in research and development efforts to extend the SLMS architecture and introduce new SLMS products.

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
SLMS Products
Our SLMS products address four areas of customer requirements. Our Broadband Aggregation and Service products aggregate, concentrate and optimize communications traffic from copper and fiber networks. These products are deployed in central offices, remote offices, points of presence, curbsides, data and co-location centers, and large enterprises. Our Customer Premise Equipment, or CPE, products offer a cost-effective solution for combining analog voice and data services to the subscriber’s premises over a single platform. The Zhone Management System, or ZMS, product provides optional software tools to help manage aggregation and customer premises network hardware. These products deliver voice, data and video interface connectivity for broadcast and subscription television, internet routers and traditional telephony equipment. The FiberLAN Passive Optical LAN product is a cost-effective alternative to existing copper-based ethernet LAN, which is scalable for a single building or large campus environments.

Our SLMS products include:

Category	Product	Function
Broadband Aggregation and Service	MXK-F	Fiber-only Multi Terabit Access OLT
	MXK	Multi-Service Terabit Access Concentrator
	MALC	Multi-Access Line Concentrator
	MXP/MX	Scalable 1U SLMS VDSL2/Active Ethernet
	MALC-OLT	FTTx Optical Line Terminal
	8000 /12000	DSLAMs
Customer Premise Equipment (CPE)	EtherXtend	Ethernet Over Copper
	15xx, 67xx, 65xx	Wireline/Wireless DSL Modems
	17xx, 6xxx	Wireline/Wireless DSL Modems
	zNID	Optical Network Terminals
Zhone Management System	ZMS	Network and Subscriber Management
FiberLAN Passive Optical LAN	MXK	Multi-Service Terabit Access Concentrator
	zNID	Optical Network Terminals
Legacy, Service and Other Products
Our legacy products support a variety of voice and data services, and are broadly deployed by service providers worldwide. Our main legacy product during 2014 and 2013 was our IMACS product which functions as a multi-access multiplexer.

Global Service & Support
In addition to our product offerings, we provide a broad range of service offerings through our Global Service & Support organization. We supplement our standard and extended product warranties with programs that offer technical support, product repair, education services and enhanced support services. These services enable our customers to protect their network investments, manage their networks more efficiently and minimize downtime for mission-critical systems. Technical support services are designed to help ensure that our products operate efficiently, remain highly available, and benefit from recent software releases. Through our education services program, we offer in-depth training courses covering network design, installation, configuration, operation, trouble-shooting and maintenance. Our professional services offering is a comprehensive program that provides network engineering, configuration, integration, project management, installation, and other consultative support to maximize the results of our customers during the design, deployment and operational phases. As part of our commitment to ensure around-the-clock support, we maintain a technical assistance center and a world wide staff of qualified network support engineers to provide customers with 24-hour service, seven days a week.
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
Customers
For our core business, we sell our products and services to network service providers that offer voice, data and video services to businesses, governments, utilities and residential consumers. Our global customer base includes regional, national and international telecommunications carriers. To date, our products are deployed by over 750 network service providers on six continents worldwide. Baud Telecom Company represented 14% and 13% of net revenue in 2014 and 2013, respectively. Emirates Telecommunications Corporation (Etisalat) accounted for 11% and 9% of net revenue in 2014 and 2013, respectively. Axtel SAB DE CV (Axtel) accounted for 4% and 10% of net revenue in 2014 and 2013, respectively. No other customers accounted for 10% or more of net revenue during either period.
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
We continue our commitment to invest in leading edge technology research and development. Our research and product development expenditures were $17.3 million, $15.3 million, and $18.5 million in 2014, 2013 and 2012, respectively. All of our expenditures for research and product development costs, as well as stock-based compensation expense relating to research and product development, have been expensed as incurred. Stock-based compensation expense in 2014 and 2013 related to research and product development was immaterial. For 2012, our research and product development costs included stock-based compensation of $0.3 million. We plan to continue to support the development of new products and features, while seeking to carefully manage associated costs through expense controls.
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
Backlog
Our backlog consists of purchase orders for products and services that we expect to ship or perform within the next year. Our backlog may fluctuate based on the timing of when purchase orders are received. At December 31, 2014, our backlog was $4.8 million, as compared to $3.7 million at December 31, 2013. We consider backlog to be an indicator, but not the sole predictor, of future sales because our customers may cancel or defer orders without penalty.
Competition
We compete in the communications equipment market, providing products and services for the delivery of voice, data and video services. This market is characterized by rapid change, converging technologies and a migration to solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in our core business, including Alcatel-Lucent, Calix, Adtran, Huawei, and ZTE, among others. In our FiberLAN business, our competitors include Tellabs and Cisco, among others. In addition, a number of companies have introduced products that address the same network needs that our products address, both domestically and abroad. The overall number of our competitors may increase, and the identity and composition of competitors may change. As we continue to expand our sales globally, we may see new competition in different geographic regions. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. Many of our competitors have greater financial, technical, sales and marketing resources than we do.
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

Manufacturing
We manufacture our products using a strategic combination of procurement from qualified suppliers, in-house manufacturing at our facility in Florida, and the use of original design manufacturers (ODM) located in the Far East. We manufacture a significant majority of our more complex products at our manufacturing facility in Florida.
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

Employees
As of December 31, 2014, we employed 277 individuals worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.
Executive Officers
Set forth below is information concerning our executive officers and their ages as of December 31, 2014.

Name	Age	Position
Morteza Ejabat	64	Executive Chairman of the Board of Directors
James Norrod	66	Chief Executive Officer and President
Kirk Misaka	56	Chief Financial Officer, Corporate Treasurer and Secretary
Morteza Ejabat is a co-founder of Zhone and has served as Executive Chairman of the Board of Directors since July 2014. From June 1999 to July 2014, Mr. Ejabat served as Zhone's President, Chief Executive Officer and Chairman of the Board. Prior to co-founding Zhone, from June 1995 to June 1999, Mr. Ejabat was President and Chief Executive Officer of Ascend Communications, Inc., a provider of telecommunications equipment which was acquired by Lucent Technologies, Inc. in June 1999. Previously, Mr. Ejabat held various senior management positions with Ascend from September 1990 to June 1995, most recently as Executive Vice President and Vice President, Operations. Mr. Ejabat holds a B.S. in Industrial Engineering and an M.S. in Systems Engineering from California State University at Northridge, and an M.B.A. from Pepperdine University.
James Norrod became Zhone's President, Chief Executive Officer, and Zhone director in July 2014. With 25 years of experience as a chairman and chief executive officer, Mr. Norrod's relevant expertise includes development of domestic and international operations, establishment of new sales distribution channels, hiring and developing world class management teams while developing and implementing business strategies. Mr. Norrod's extensive chief executive officer experience includes leading companies such as Infinite Power Solutions, Segway, ZAN3D, CGX, Octocom, Telebit and ITK. Mr. Norrod earned an MBA at University of Detroit and a B.S. at Oakland University.
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

Between October 2011 and July 2013, the bid price for our common stock traded below the $1.00 minimum per share bid price required for continued inclusion on the Nasdaq Capital Market under Marketplace Rule 5550(a)(2), and we received letters from The Nasdaq Stock Market, or Nasdaq, requiring us to regain compliance within a specified period. A failure to regain compliance could result in our stock being delisted, subject to a right of appeal. In August 2013, we received written notification from Nasdaq advising us that we had regained compliance with the minimum bid price rule as the closing bid price of our common stock had been $1.00 per share or greater for ten consecutive business days. There can be no assurance that our stock price will remain above the minimum bid price or that we will be able to regain compliance if our stock price falls below the minimum bid price again in the future. In addition, if our average market capitalization falls below the carrying value of our assets for an extended period of time as it has done during recent years, this may indicate that the fair value of our net assets is below their carrying value, and may result in recording impairment charges.

We have experienced significant losses and we may incur losses in the future. If we fail to generate sufficient revenue to sustain our profitability, our stock price could decline.
We have incurred significant losses to date and expect that our operating losses and negative cash flows from operations may continue. Our net loss was $4.1 million for the year ended December 31, 2014 and we had an accumulated deficit of $1,041.0 million at December 31, 2014. We have significant fixed expenses and expect that we will continue to incur substantial manufacturing, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the ongoing development of our business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to acquisitions and the integration of new technologies and other acquisitions that may occur in the future. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to sustain profitability in future periods will depend on our ability to generate and sustain higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue to sustain profitability in future periods, we may continue to incur operating losses, which could be substantial, and our stock price could decline.
We have significant debt obligations, which could adversely affect our business, operating results and financial condition.
As of December 31, 2014, we had approximately $10.0 million of total debt outstanding under our $25.0 million revolving line of credit and letter of credit facility (the WFB Facility) with Wells Fargo Bank (WFB), of which all was current. In addition, as of December 31, 2014, $3.0 million was committed as security for various letters of credit under the WFB Facility. We expect to make borrowings from time to time under the WFB Facility. The WFB Facility includes covenants, restrictions and financial ratios that may restrict our ability to operate our business. Our debt obligations could materially and adversely affect us in a number of ways, including:

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
If we default under the WFB Facility because of a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. We were in compliance with our covenants under our WFB Facility as of December 31, 2014. In 2010, we failed to satisfy a financial covenant under our former revolving line of credit and letter of credit facility. Although we were able to obtain a waiver with respect to that default, we cannot give assurances that we will be able to obtain a waiver should a default occur under our WFB Facility in the future. Any acceleration of amounts due could have a material adverse effect on our liquidity and financial condition.
If we are unable to obtain additional capital to fund our existing and future operations, we may be required to reduce the scope of our planned product development, and marketing and sales efforts, which would harm our business, financial condition and results of operations.
The development and marketing of new products, and the expansion of our direct sales operations and associated support personnel requires a significant commitment of resources. We may incur significant losses or expend significant amounts of capital if:

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
As of December 31, 2014, we had approximately $11.5 million in cash and cash equivalents and $10.0 million outstanding under our bank lending facility. Our current lack of liquidity could harm us by:

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
Market turbulence and weak economic conditions, as well as concerns about energy costs, geopolitical issues, the availability and cost of credit, business and consumer confidence, and unemployment could impact our business in a number of ways, including:

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
If demand for our SLMS products in our core or our FiberLAN business does not develop as we anticipate, then our results of operations and financial condition will be adversely affected.
Our future revenue depends significantly on our ability to successfully develop, enhance and market our SLMS products to the network service provider market in our core business. Most network service providers have made substantial investments in their current infrastructure, and they may elect to remain with their current architectures or to adopt new architectures, such as SLMS, in limited stages or over extended periods of time. A decision by a customer to purchase our SLMS products will involve a significant capital investment. We must convince our service provider customers that they will achieve substantial benefits by deploying our products for future upgrades or expansions.
We commenced our FiberLAN business in 2012 with the launch of our FiberLAN Passive Optical LAN product, which provides an alternative to switched copper-based LANs. The success of our FiberLAN business depends on our ability to market and sell our FiberLAN Passive Optical LAN product to the enterprise market, including hospitality, government, education, manufacturing and business enterprises. We may be unsuccessful in implementing our business plan for our FiberLAN business, or we may not be able to achieve the revenue that we expect from our FiberLAN business. We may experience difficulties with product reliability, partnering, and sales and marketing efforts that could adversely affect our FiberLAN business and divert management attention and resources from our core business.
We do not know whether a viable market for our SLMS products will develop or be sustainable in our core and FiberLAN businesses. If these markets do not develop or develop more slowly than we expect, our business, financial condition and results of operations will be seriously harmed.
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
The target customers for our products are network service providers that operate voice, data and video communications networks. There are a limited number of potential customers in our target market. For the years ended December 31, 2014 and 2013, three customers represented 31% and 33% of net revenue, respectively. We expect that a significant portion of our future revenue will depend on sales of our products to a limited number of customers. As a result, our revenue for any quarter may be subject to significant volatility based on changes in orders from one or a small number of key customers. Any failure of one or more customers to purchase products from us for any reason, including any downturn in their businesses, would seriously harm our business, financial condition and results of operations.
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
Competition in the communications equipment market is intense. This market is characterized by rapid change, converging technologies and a migration to networking solutions that offer superior advantages. We are aware of many companies in related markets that address particular aspects of the features and functions that our products provide. Currently, our primary competitors in our core business include Alcatel-Lucent, Calix, Adtran, Huawei, and ZTE, among others. In our FiberLAN business, our competitors include Tellabs and Cisco. We also may face competition from other large communications equipment companies or other companies that may enter our market in the future. In addition, a number of companies have introduced products that address the same network needs that our products address, both domestically and abroad. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical, sales and marketing resources than we do and may be able to undertake more extensive marketing efforts, adopt more aggressive pricing policies and provide more customer financing than we can. In particular, we are encountering price-focused competitors from Asia, especially China, which places pressure on us to reduce our prices. If we are forced to reduce prices in order to secure customers, we may be unable to sustain gross margins at desired levels or achieve profitability. Competitive pressures could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which could reduce our revenue and adversely affect our financial results. Moreover, our competitors may foresee the course of market developments more accurately than we do and could develop new technologies that render our products less valuable or obsolete.
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
Our future success depends upon the continued services of James Norrod, our President and Chief Executive Officer
and our other executive officers, as well as the continued chairmanship of our Board by Morteza Ejabat (our co-founder), our ability to identify, attract and retain highly skilled technical, managerial, sales and marketing personnel who have critical industry experience and relationships that we rely on to build our business. The loss of the services of any of our key employees, including our Chief Executive Officer and our Chief Financial Officer, or the loss of Mr. Ejabat as our Executive Chairman, could delay the development and production of our products and negatively impact our ability to maintain customer relationships, which would harm our business, financial condition and results of operations.

Any strategic acquisitions or investments we make could disrupt our operations and harm our operating results.
As of December 31, 2014, we had acquired twelve companies or product lines since we were founded in 1999. Further, we may acquire additional businesses, products or technologies in the future. On an ongoing basis, we may evaluate acquisitions of, or investments in, complementary companies, products or technologies to supplement our internal growth. Also, in the future, we may encounter difficulties identifying and acquiring suitable acquisition candidates on reasonable terms.
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
At December 31, 2014, our executive officers, directors and entities affiliated with them beneficially owned, in the aggregate, approximately 30% of our outstanding common stock. These stockholders, if acting together, will be able to influence substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of our company even if such a transaction would be beneficial to our other stockholders. In addition, provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.
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

2014:
	High	Low
Fourth Quarter ended December 31, 2014	$2.73	$1.70
Third Quarter ended September 30, 2014	3.85	2.64
Second Quarter ended June 30, 2014	4.45	2.08
First Quarter ended March 31, 2014	6.62	3.62

2013:
	High	Low
Fourth Quarter ended December 31, 2013	$6.62	$2.75
Third Quarter ended September 30, 2013	3.89	0.80
Second Quarter ended June 30, 2013	1.15	0.72
First Quarter ended March 31, 2013	1.24	0.43
As of February 27, 2015, there were 850 registered stockholders of record. A substantially greater number of holders of Zhone common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during 2014.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data has been derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statement of Comprehensive Income (Loss) Data:
Net revenue	$120,582	$122,248	$115,385	$124,502	$129,036
Cost of revenue (1)	78,748	76,116	79,101	80,541	79,864
Gross profit	41,834	46,132	36,284	43,961	49,172
Operating expenses:
Research and product development (1)	17,340	15,326	18,542	21,380	21,188
Sales and marketing (1)	19,079	20,159	19,304	22,297	23,982
General and administrative (1)	9,409	6,199	7,157	7,784	9,855
Gain on sale of fixed assets	—	—	—	—	(1,959)
Impairment of fixed assets	—	—	61	4,236	—
Total operating expenses	45,828	41,684	45,064	55,697	53,066
Operating income (loss)	(3,994)	4,448	(8,780)	(11,736)	(3,894)
Interest expense, net	(68)	(85)	(102)	(41)	(989)
Other income (expense), net	(1)	(7)	(9)	111	1
Income (loss) before income taxes	(4,063)	4,356	(8,891)	(11,666)	(4,882)
Income tax provision (benefit)	68	42	124	60	(101)
Net income (loss)	$(4,131)	$4,314	$(9,015)	$(11,726)	$(4,781)
Other comprehensive loss	(100)	(151)	(21)	(40)	(16)
Comprehensive income (loss)	$(4,231)	$4,163	$(9,036)	$(11,766)	$(4,797)
Basic net income (loss) per share	$(0.13)	$0.14	$(0.29)	$(0.38)	$(0.16)
Diluted net income (loss) per share	$(0.13)	$0.13	$(0.29)	$(0.38)	$(0.16)

Shares used in per-share calculation
Basic	32,380	31,429	31,010	30,671	30,393
Diluted	32,380	33,021	31,010	30,671	30,393
(1) Amounts include stock-based compensation cost as follows:
Cost of revenue	$7	$—	$63	$61	$94
Research and product development	11	2	297	244	362
Sales and marketing	29	2	250	350	421
General and administrative	739	420	704	1,015	1,388

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$11,528	$15,686	$11,119	$18,190	$21,174
Working capital	34,904	39,291	34,868	43,027	49,402
Total assets	65,712	71,817	61,724	80,732	90,111
Long-term debt, including current portion	—	—	—	—	—
Stockholders’ equity	$34,343	$37,559	$31,940	$39,527	$49,415

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We design, develop and manufacture communications network equipment for enterprises and telecommunications operators worldwide. Our products enable both enterprises and network service providers to deliver high speed fiber access, while transporting voice, video and data to the end user. Our next-generation solutions are based upon our SLMS architecture. From its inception, this SLMS architecture was specifically designed for the delivery of multiple classes of subscriber services (such as voice, data and video distribution), rather than being based on a particular protocol or media. In other words, our SLMS products are built to support the migration from legacy circuit to packet technologies and from copper to fiber technologies. This flexibility and versatility allows our products to adapt to future technologies while allowing service providers to focus on the delivery of additional high bandwidth services. Because this SLMS architecture is designed to interoperate with existing legacy equipment, service providers can leverage their existing networks to deliver a combination of voice, data and video services today, while they migrate, either simultaneously or at a future date, from legacy equipment to next-generation equipment with minimal interruption. We believe that our SLMS solution provides an evolutionary path for service providers from their existing infrastructures, as well as gives newer service providers the capability to deploy cost-effective, multi-service networks that can support voice, data and video. In addition to our established product offerings in our core business, our FiberLAN Passive Optical LAN product provides an alternative to switched copper-based ethernet LANs.
Our global customer base in our core business includes regional, national and international telecommunications carriers. To date, our products are deployed by over 750 network service providers on six continents worldwide. Our global FiberLAN customer base includes hotels, universities, military bases, government institutions, manufacturing facilities and businesses. We believe that we have assembled the employee base, technological breadth and market presence to provide a simple yet comprehensive set of next-generation solutions to the bandwidth bottleneck in the access network and the other problems encountered by network service providers when delivering communications services to subscribers.
We have incurred significant losses to date and expect that our operating losses and negative cash flows from operations may continue. Our net loss was $4.1 million for the year ended December 31, 2014 and we had an accumulated deficit of $1,041.0 million at December 31, 2014. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States and the rest of the world deteriorate, we may experience material adverse impacts on our business, operating results and financial condition. During the past five years, we have continued our focus on cost control and operating efficiency along with restrictions on discretionary spending. In September 2012, we closed our development center in Portsmouth, New Hampshire to reduce occupancy and personnel-related expenses.
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

On July 17, 2014, the Compensation Committee of our Board of Directors approved the grant of an inducement award to Mr. Norrod in connection with his appointment as Zhone's President and Chief Executive Officer and as a member of the Board. The award consisted of a stock option to purchase 1,250,000 shares of Zhone's common stock at an exercise price equal to the closing price of Zhone's common stock on the grant date, which stock option was granted on July 21, 2014. The estimated fair value of the stock option award at the grant date was $2.8 million and will be amortized to expense over the service period of four years.
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

During the year ended December 31, 2014, we did not record any impairment charges related to the impairment of long-lived assets.

RESULTS OF OPERATIONS
We list in the table below the historical consolidated statement of comprehensive income (loss) as a percentage of net revenue for the periods indicated.

	Year ended December 31,
	2014	2013	2012
Net revenue	100%	100%	100%
Cost of revenue	65%	62%	69%
Gross profit	35%	38%	31%
Operating expenses:
Research and product development	14%	13%	16%
Sales and marketing	16%	16%	17%
General and administrative	8%	5%	6%
Impairment of fixed assets	0%	0%	—%
Total operating expenses	38%	34%	39%
Operating income (loss)	(3)%	4%	(8)%
Interest expense, net	0%	0%	0%
Other income (expense), net	0%	0%	0%
Income (loss) before income taxes	(3)%	4%	(8)%
Income tax provision	0%	0%	0%
Net income (loss)	(3)%	4%	(8)%
Other comprehensive income (loss)	0%	0%	0%
Comprehensive income (loss)	(3)%	4%	(8)%
2014 COMPARED WITH 2013
Net Revenue
Information about our net revenue for products and services for 2014 and 2013 is summarized below (in millions):

	2014	2013	Decrease	% change
Products	$114.0	$114.0	$—	—%
Services	6.6	8.2	(1.6)	(20)%
	$120.6	$122.2	$(1.6)	(1)%

Information about our net revenue for North America and international markets for 2014 and 2013 is summarized below (in millions):

	2014	2013	Increase (Decrease)	% change
Revenue by geography:
United States	$36.2	$38.2	$(2.0)	(5)%
Canada	2.9	3.4	(0.5)	(15)%
Total North America	39.1	41.6	(2.5)	(6)%
Latin America	20.0	27.2	(7.2)	(26)%
Europe, Middle East, Africa	58.1	49.6	8.5	17%
Asia Pacific	3.4	3.8	(0.4)	(11)%
Total International	81.5	80.6	0.9	1%
Total	$120.6	$122.2	$(1.6)	(1)%
Net revenue decreased 1% or $1.6 million to $120.6 million for 2014 compared to $122.2 million for 2013. The decrease in net revenue was attributable to the decrease in service revenue. Product revenue for 2014 remained flat. Service revenue decreased 20% or $1.6 million in 2014. Service revenue represents revenue from maintenance and other services associated with product shipments. The decrease in service revenue was primarily due to decreased sales of installation services.
International net revenue increased 1% or $0.9 million to $81.5 million in 2014 and represented 68% of total net revenue compared with 66% in 2013. The increase in international net revenue was primarily due to increased sales in Europe and the Middle East as a result of recent growth in demand for our products in these regions, which was partially offset by lower revenue from Latin America and Asia. Domestic net revenue decreased 6% or $2.5 million to $39.1 million in 2014 compared to $41.6 million in 2013. The decrease was primarily due to fewer broadband development projects in connection with federal stimulus funding.
For the years ended December 31, 2014 and 2013, three customers represented 31% and 33% of net revenue, respectively. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.
Cost of Revenue and Gross Profit
Total cost of revenue, including stock-based compensation, increased $2.6 million or 4% to $78.7 million for 2014, compared to $76.1 million for 2013. The increase in cost of revenue for 2014 was primarily due to changes in product mix and higher personnel-related expenses. Total cost of revenue was 65% of net revenue for 2014, compared to 62% of net revenue for 2013, which resulted in a decrease in gross profit percentage from 38% in 2013 to 35% in 2014. The year-over-year decrease in gross margin was primarily due to greater sales of products with lower gross margin, such as zNID products, and decreased service revenue.
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
Research and Product Development Expenses
Research and product development expenses increased 13% or $2.0 million to $17.3 million for 2014 compared to $15.3 million for 2013. The increase was primarily due to higher personnel-related expenses of $0.7 million resulting from a higher average headcount in 2014 as compared with 2013. The increase was also due to higher expensed inventory costs and tooling expenses of $0.5 million as well as higher consultant fees of $0.4 million and an increase of $0.1 million in allocated facilities costs. We intend to continue to invest in research and product development to attain our strategic product development objectives while seeking to manage the associated costs through expense controls.

Sales and Marketing Expenses
Sales and marketing expenses decreased 5% or $1.1 million to $19.1 million for 2014 compared to $20.2 million for 2013. The decrease in sales expenses was primarily attributable to decreased consulting costs of $0.9 million and commissions of $0.2 million.
General and Administrative Expenses
General and administrative expenses increased 52% or $3.2 million to $9.4 million for 2014 compared to $6.2 million for 2013. The increase was mainly attributable to restructuring costs of $1.7 million in connection with the Chief Executive Officer transition, offset by a decrease in bonus expense of $0.3 million. In addition, the year-over-year increase in general and administrative expenses was also due to higher personnel-related expenses of $0.6 million resulting from a higher headcount in 2014 as compared with 2013, increased accounting and legal costs of $0.5 million, higher stock-based compensation expenses of $0.3 million, and higher bad debt expenses of $0.1 million.
Impairment of Fixed Assets
Impairment of fixed assets was zero for both 2014 and 2013 and $0.1 million for 2012.
Interest Expense
Interest expense for 2014 remained flat at $0.1 million. Our outstanding debt balances remained constant and interest rates remained low during 2014.
Other Income (Expense)
Other income (expense) for 2014 and 2013 remained flat and was immaterial.
Income Tax Provision
We recorded an income tax provision of $0.07 million and $0.04 million related to foreign and state taxes for the years ended December 31, 2014 and 2013, respectively. No material provision or benefit for income taxes was recorded in 2014 and 2013, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.
2013 COMPARED WITH 2012
Net Revenue
Information about our net revenue for products and services for 2013 and 2012 is summarized below (in millions):

	2013	2012	Increase	% change
Products	$114.0	$110.3	$3.7	3%
Services	8.2	5.1	3.1	61%
	$122.2	$115.4	$6.8	6%
Information about our net revenue for North America and international markets for 2013 and 2012 is summarized below (in millions):

	2013	2012	Increase (Decrease)	% change
Revenue by geography:
United States	$38.2	$47.1	$(8.9)	(19)%
Canada	3.4	3.8	(0.4)	(11)%
Total North America	41.6	50.9	(9.3)	(18)%
Latin America	27.2	27.9	(0.7)	(3)%
Europe, Middle East, Africa	49.6	34.2	15.4	45%
Asia Pacific	3.8	2.4	1.4	58%
Total International	80.6	64.5	16.1	25%
Total	$122.2	$115.4	$6.8	6%

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
For the years ended December 31, 2013 and 2012, three customers represented 33% and 25% of net revenue, respectively.
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
Impairment of Fixed Assets
Impairment of fixed assets was zero and $0.1 million for 2013 and 2012, respectively.
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
Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income (loss)	$(4,131)	$4,314	$(9,015)
Add:
Interest expense	68	85	102
Income tax provision	68	42	124
Depreciation and amortization	403	367	316
Non-cash equity-based compensation expense	786	424	1,314
Adjusted EBITDA	$(2,806)	$5,232	$(7,159)

LIQUIDITY AND CAPITAL RESOURCES
Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.
At December 31, 2014, cash and cash equivalents were $11.5 million compared to $15.7 million at December 31, 2013. The decrease in cash and cash equivalents of $4.2 million was attributable to net cash used in operating activities and investing activities of $3.4 million and $0.9 million, respectively, in addition to a foreign currency translation adjustment of $0.1 million. These decreases were offset by cash provided by financing activities of $0.2 million.
Operating Activities
For fiscal year 2014, net cash used in operating activities consisted of a net loss of $4.1 million, adjusted for non-cash charges totaling $0.8 million and a decrease in operating assets totaling $0.1 million. The most significant components of the changes in net operating assets were a decrease in accounts receivable of $3.8 million partially offset by a decrease in accrued and other liabilities of $1.9 million and a decrease in accounts payable of $1.0 million. The decrease in accounts receivable was related to the timing of cash collections and decreased sales. The decrease in accounts payable was primarily due to timing of payments. The decrease in accrued and other liabilities was due to a non-cash decrease of $0.3 million due to the continued amortization of our deferred gain and leasehold improvement liabilities in connection with our Oakland campus as well as a lower warranty reserve of $0.3 million. In addition, unearned revenue decreased by $0.3 million and $0.2 million legal accrual was released due to lapsing of the statute of limitations.
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
Investing Activities
For fiscal year 2014, net cash used in investing activities consisted of purchases of property and equipment of $0.9 million related mainly to the continued build-out of our Oakland campus lab facilities and software upgrades.

For fiscal year 2013, net cash used in investing activities consisted of purchases of property and equipment of $0.5 million related mainly to the continued build-out of our Oakland campus lab facilities.
Financing Activities
For fiscal year 2014 and 2013, net cash provided by financing activities consisted of proceeds related to exercise of stock options of $0.2 million and $1.0 million, respectively.
Cash Management
Our primary source of liquidity comes from our cash and cash equivalents, which totaled $11.5 million at December 31, 2014, and our $25.0 million WFB Facility. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts.
We had $10.0 million outstanding at December 31, 2014 under our WFB Facility. In addition, $3.0 million was committed as security for letters of credit. We had $6.5 million of borrowing availability under our WFB Facility as of December 31, 2014. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. The interest rate on the WFB Facility was 3.26% at December 31, 2014. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate principal amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. In addition, under the WFB Facility, we are able to utilize the facility as security for letters of credit. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% and is recorded as interest expense.
Our obligations under the WFB Facility are secured by substantially all of our personal property assets and those of our subsidiaries that guarantee the WFB Facility, including our intellectual property. The WFB Facility contained certain financial covenants, and customary affirmative covenants and negative covenants. If we default under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. As of December 31, 2014, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.
Future Requirements and Funding Sources
Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. Our operating lease commitments include $1.1 million of future minimum lease payments spread over the three-year lease term under the lease agreement we entered into in July 2013 for our manufacturing facility in Largo, Florida. In addition, we have $0.5 million of future minimum lease payments spread over the five-year lease term under the lease agreement we entered into in September 2010 with respect to our Oakland, California campus following the sale of our campus in a sale-leaseback transaction.
From time to time, we may provide or commit to extend credit or credit support to our customers. This financing may include extending the terms for product payments to customers. Any extension of financing to our customers will limit the capital that we have available for other uses.
Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of December 31, 2014, three customers accounted for 53% of net accounts receivable. Receivables from customers in countries other than the United States of America represented 86% of net accounts receivable at December 31, 2014. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.
We have incurred significant losses to date and expect that our operating losses and negative cash flows from operations may continue. Our net loss was $4.1 million for the year ended December 31, 2014 and we had an accumulated deficit of $1,041.0 million at December 31, 2014. In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may be required to sell assets, issue debt or equity securities or borrow on potentially unfavorable terms. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount. We may be unable to sell assets, issue securities or access additional indebtedness to meet these needs on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. Likewise, any equity financing could result in additional dilution of our stockholders. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions we have previously taken. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount. Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and available credit facilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.
Contractual Commitments and Off-Balance Sheet Arrangements
At December 31, 2014, our future contractual commitments by fiscal year were as follows (in thousands):

	Total	Payments due by period
		2015	2016	2017	2018	2019 and thereafter
Operating leases	$2,123	$1,499	$541	$83	$—	$—
Purchase commitments	6,199	6,199	—	—	—	—
Line of credit	10,000	10,000	—	—	—	—
Total future contractual commitments	$18,322	$17,698	$541	$83	$—	$—
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
Purchase Commitments
The purchase commitments shown above represent non-cancellable inventory purchase commitments as of December 31, 2014. The inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by us at time of order.
Line of Credit
The line of credit obligation has been recorded as a liability on our balance sheet. The line of credit obligation amount shown above represents the scheduled principal repayment, but not the associated interest payments which may vary based on changes in market interest rates. At December 31, 2014, the interest rate under our WFB Facility was 3.26%. See above under “Cash Management” for further information about the WFB Facility.
As of December 31, 2014, we had $10.0 million outstanding under our line of credit under the WFB Facility and an additional $3.0 million committed as security for letters of credit, as discussed in Note 4 to the consolidated financial statements.

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

For the years ended December 31, 2014 and 2013, three customers represented 31% and 33% of net revenue, respectively. As of December 31, 2014 and 2013, three customers accounted for 53% and 56% of net accounts receivable, respectively. As of December 31, 2014 and 2013, receivables from customers in countries other than the United States represented 86% and 82%, respectively, of net accounts receivable.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of December 31, 2014, our outstanding debt balance under our WFB Facility was $10.0 million. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. As of December 31, 2014, the interest rate on the WFB Facility was 3.26%. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.2 million.
Foreign Currency Risk
We transact business in various foreign countries. Substantially all of our assets are located in the United States. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily intercompany receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During 2014 and 2013, we did not hedge any of our foreign currency exposure. During 2014 and 2013, we recorded zero foreign exchange loss in other income (expense) on our statements of comprehensive income (loss).
We have performed sensitivity analyses as of December 31, 2014 and 2013, using a modeling technique that measures the impact arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.4 million for 2014 and 2013, respectively. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Zhone Technologies, Inc.:
We have audited the accompanying consolidated balance sheets of Zhone Technologies, Inc. and subsidiaries (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited Zhone Technologies, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Zhone Technologies, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting at Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zhone Technologies, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Zhone Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.
/s/ KPMG LLP
San Francisco, California
March 6, 2015

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2014 and 2013
(In thousands, except par value)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$11,528	$15,686
Accounts receivable, net of allowances for sales returns and doubtful accounts of $1,095 in 2014 and $1,452 in 2013	29,916	33,328
Inventories	19,985	19,562
Prepaid expenses and other current assets	2,863	2,269
Total current assets	64,292	70,845
Property and equipment, net	1,165	718
Other assets	255	254
Total assets	$65,712	$71,817
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,719	$12,689
Line of credit	10,000	10,000
Accrued and other liabilities	7,669	8,865
Total current liabilities	29,388	31,554
Other long-term liabilities	1,981	2,704
Total liabilities	31,369	34,258
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 32,506 and 32,249 shares as of December 31, 2014 and 2013, respectively	32	32
Additional paid-in capital	1,075,309	1,074,294
Other comprehensive (loss) income	(35)	65
Accumulated deficit	(1,040,963)	(1,036,832)
Total stockholders’ equity	34,343	37,559
Total liabilities and stockholders’ equity	$65,712	$71,817

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2014, 2013 and 2012
(In thousands, except per share data)

	2014	2013	2012
Net revenue	$120,582	$122,248	$115,385
Cost of revenue (1)	78,748	76,116	79,101
Gross profit	41,834	46,132	36,284
Operating expenses:
Research and product development (1)	17,340	15,326	18,542
Sales and marketing (1)	19,079	20,159	19,304
General and administrative (1)	9,409	6,199	7,157
Impairment of fixed assets	—	—	61
Total operating expenses	45,828	41,684	45,064
Operating income (loss)	(3,994)	4,448	(8,780)
Interest expense, net	(68)	(85)	(102)
Other expense, net	(1)	(7)	(9)
Income (loss) before income taxes	(4,063)	4,356	(8,891)
Income tax provision	68	42	124
Net income (loss)	$(4,131)	$4,314	$(9,015)
Other comprehensive loss—foreign currency translation adjustments	(100)	(151)	(21)
Comprehensive income (loss)	$(4,231)	$4,163	$(9,036)

Earnings per common share
Basic	$(0.13)	$0.14	$(0.29)
Diluted	$(0.13)	$0.13	$(0.29)

Weighted average shares outstanding used to compute earnings per common share
Basic	32,380	31,429	31,010
Diluted	32,380	33,021	31,010

(1) Amounts include stock-based compensation costs as follows:
Cost of revenue	7	—	63
Research and product development	11	2	297
Sales and marketing	29	2	250
General and administrative	739	420	704

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2014, 2013 and 2012 (In thousands)

	Common stock		Additional paid-in capital	Other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 2011	30,820	$31	$1,071,390	$237	$(1,032,131)	$39,527
Exercise of stock options for cash	95	—	49	—	—	49
Stock-based compensation:
Employee stock-based compensation	—	—	1,214	—	—	1,214
Issuance of common stock for executive services	117	—	86	—	—	86
Issuance of common stock for director services	84	—	100	—	—	100
Net loss	—	—	—	—	(9,015)	(9,015)
Foreign currency translation adjustment	—	—	—	(21)	—	(21)
Balances as of December 31, 2012	31,116	31	1,072,839	216	(1,041,146)	31,940
Exercise of stock options for cash	930	1	1,031	—	—	1,032
Stock-based compensation:
Employee stock-based compensation	—	—	213	—	—	213
Issuance of common stock for executive services	138	—	132	—	—	132
Issuance of common stock for director services	65	—	79	—	—	79
Net income	—	—	—	—	4,314	4,314
Foreign currency translation adjustment	—	—	—	(151)	—	(151)
Balances as of December 31, 2013	32,249	32	1,074,294	65	(1,036,832)	37,559
Exercise of stock options for cash	223	—	229	—	—	229
Stock-based compensation:
Employee stock-based compensation	—	—	725	—	—	725
Issuance of common stock for director services	34	—	61	—	—	61
Net loss	—	—	—	—	(4,131)	(4,131)
Foreign currency translation adjustment	—	—	—	(100)	—	(100)
Balances as of December 31, 2014	32,506	$32	$1,075,309	$(35)	$(1,040,963)	$34,343

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(4,131)	$4,314	$(9,015)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	403	367	316
Stock-based compensation	786	424	1,314
Loss on disposal of fixed assets	—	—	7
Impairment of fixed assets	—	—	61
Provision for (recovery of) sales returns and doubtful accounts	(357)	(1,426)	2,594
Changes in operating assets and liabilities:
Accounts receivable	3,769	(6,082)	3,184
Inventories	(423)	1,842	5,989
Prepaid expenses and other current assets	(594)	321	82
Other assets	(1)	(46)	5
Accounts payable	(970)	5,460	(4,568)
Accrued and other liabilities	(1,919)	(986)	(1,853)
Net cash provided by (used in) operating activities	(3,437)	4,188	(1,884)
Cash flows from investing activities:
Purchases of property and equipment	(850)	(502)	(359)
Changes in restricted cash	—	—	58
Net cash used in investing activities	(850)	(502)	(301)
Cash flows from financing activities:
Proceeds from exercise of stock options and purchases under the ESPP plan	229	1,032	135
Net advances (repayment) under credit facilities	—	—	(5,000)
Net cash provided by (used in) financing activities	229	1,032	(4,865)
Effect of exchange rate changes on cash	(100)	(151)	(21)
Net increase (decrease) in cash and cash equivalents	(4,158)	4,567	(7,071)
Cash and cash equivalents at beginning of year	15,686	11,119	18,190
Cash and cash equivalents at end of year	$11,528	$15,686	$11,119
Supplemental disclosures of cash flow information:
Cash paid during period for:
Taxes	$68	$42	$124
Interest	68	85	102
See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies
(a) Description of Business
Zhone Technologies, Inc. (sometimes referred to, collectively with its subsidiaries, as “Zhone” or the “Company”) designs, develops and manufactures communications network equipment for telecommunications operators and enterprises worldwide. The Company’s products provide enterprise solutions that enable both network service providers and enterprises to deliver high speed fiber access, while transporting voice, video and data to the end user. The Company was incorporated under the laws of the state of Delaware in June 1999. The Company began operations in September 1999 and is headquartered in Oakland, California.
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
(c) Risks and Uncertainties
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $4.1 million for the year ended December 31, 2014 which reduced cash and cash equivalents in 2014. As of December 31, 2014, the Company had approximately $11.5 million in cash and cash equivalents and $10.0 million in current debt outstanding under its revolving line of credit and letter of credit facility (the “WFB Facility”) with Wells Fargo Bank (“WFB”). The Company currently expects to repay the WFB Facility within the next twelve months. The Company entered into its WFB Facility to provide liquidity and working capital through March 31, 2016, as discussed in Note 4.
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
The Company’s financial condition and results of operations could be materially and adversely affected by various factors, including:

•	Potential deferment of purchases and orders by customers;

•	Customers’ inability to obtain financing to make purchases from the Company and/or maintain their business;

•	Negative impact from increased financial pressures on third-party dealers, distributors and retailers;

•	Intense competition in the communication equipment market;

•	Commercial acceptance of the Company’s Single Line Multi-Service ("SLMS") products in its core and FiberLAN business; and

•	Negative impact from increased financial pressures on key suppliers.
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
Activity under the Company’s allowance for sales returns and doubtful accounts was comprised as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Balance at beginning of year	$1,452	$2,878	$2,024
Charged to revenue	884	776	2,190
Charged to (reversal of) expense	(91)	(180)	404
Utilization	(1,150)	(2,022)	(1,740)
Balance at end of year	$1,095	$1,452	$2,878
The allowance for doubtful accounts was $0.6 million and $0.7 million as of December 31, 2014 and 2013, respectively.
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
(h) Foreign Currency Translation
For operations outside the United States, the Company translates assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at end of period exchange rates. Revenues and expenses are translated at monthly average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries, is included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. Realized gains and losses on foreign currency transactions are included in other income (expense) in the accompanying consolidated statement of comprehensive income (loss). During 2014, 2013 and 2012, the Company recorded no realized foreign exchange gain or loss on its statements of comprehensive income (loss).
(i) Comprehensive Income (Loss)
There have been no items reclassified out of accumulated other comprehensive income (loss) and into net income (loss). The Company’s other comprehensive loss for the years ended December 31, 2014, 2013, and 2012 is comprised of only foreign exchange translations.
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

For the year ended December 31, 2014 and 2013, three customers represented 31% and 33% of net revenue, respectively. The target customers for the Company’s products are network service providers that operate voice, data and video communications networks. There are a limited number of potential customers in this target market. The Company expects that a significant portion of the Company’s future revenue will depend on sales of its products to a limited number of customers. Any failure of one or more customers to purchase products from the Company for any reason, including any downturn in their businesses, would seriously harm the Company’s business, financial condition and results of operations.

As of December 31, 2014 and December 31, 2013, three customers accounted for 53% and 56% of net accounts receivable, respectively. As of December 31, 2014 and December 31, 2013, receivables from customers in countries other than the United States represented 86% and 82%, respectively, of net accounts receivable.
From time to time, the Company may provide or commit to extend credit or credit support to its customers. As of December 31, 2014, the Company did not have any significant customer financing commitments or guarantees.
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
(l) Long-Lived Assets
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
The Company estimates the fair value of its long-lived assets based on a combination of market information primarily obtained from third-party quotes and online markets. In the application of the impairment testing, the Company is required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. During the years ended December 31, 2014 and 2013, the Company recorded no impairment charges related to the impairment of long-lived assets. During the year ended December 31, 2012, the Company recorded a charge of $0.1 million related to the impairment of long-lived assets. The Company’s long-lived assets as of December 31, 2014, 2013, and 2012 consisted of net fixed assets totaling $1.2 million, $0.7 million, and $0.6 million, respectively.
(m) Accounting for Stock-Based Compensation
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
(n) Income Taxes
The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2014 and 2013 due to the significant uncertainty regarding whether the deferred tax assets will be realized.
(o) Net Income (Loss) per Common Share
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
(p) Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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
The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet as of December 31, 2014 and 2013, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and debt. The estimated fair value of such instruments at December 31, 2014 and 2013 approximated their carrying value as reported on the consolidated balance sheet. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.
The Company had no financial assets and liabilities as of December 31, 2014 and 2013 recorded at fair value.

(3) Balance Sheet Detail
Balance sheet detail as of December 31, 2014 and 2013 is as follows (in thousands):

	2014	2013
Inventories:
Raw materials	$12,794	$11,722
Work in process	2,217	1,724
Finished goods	4,974	6,116
	$19,985	$19,562

Property and equipment, net:
Machinery and equipment	10,120	9,610
Computers and acquired software	4,155	3,830
Furniture and fixtures	262	247
Leasehold improvements	2,066	2,066
	16,603	15,753
Less accumulated depreciation and amortization	(15,438)	(15,035)
	$1,165	$718

Depreciation and amortization expense associated with property and equipment amounted to $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

	2014	2013
Accrued and other liabilities (in thousands):
Accrued warranty	$952	$1,265
Accrued compensation	2,296	2,191
Deferred revenue	809	1,141
Other	3,612	4,268
	$7,669	$8,865
The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table summarizes the activity related to the product warranty liability during the years ended December 31, 2014 and 2013 (in thousands):

Balance at December 31, 2012	$1,499
Charged to cost of revenue	696
Claims and settlements	(930)
Balance at December 31, 2013	$1,265
Charged to cost of revenue	358
Claims and settlements	(671)
Balance at December 31, 2014	$952

(4) Debt
As of December 31, 2014, the Company had a $25.0 million revolving line of credit and letter of credit facility with WFB to provide liquidity and working capital through March 31, 2016.
Under the WFB Facility, the Company has the option of borrowing funds at agreed upon interest rates. The amount that the Company is able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit, which at December 31, 2014 was $3.0 million. To maintain availability of funds under the WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.
The Company had $10.0 million outstanding at December 31, 2014 under its WFB Facility. In addition, $3.0 million was committed as security for letters of credit. The Company had $6.5 million of borrowing availability under the WFB Facility as of December 31, 2014. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. The interest rate on the WFB Facility was 3.26% at December 31, 2014.
The Company’s obligations under the WFB Facility are secured by substantially all of its personal property assets and those of its subsidiaries that guarantee the WFB Facility, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company defaults under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the WFB Facility. As of December 31, 2014, the Company was in compliance with these covenants.

(5) Executive Compensation

On July 17, 2014, Morteza Ejabat, the Company's then President, Chief Executive Officer and Chairman of Zhone's Board of Directors, resigned from his position as President and Chief Executive Officer and was appointed by the Board of Directors to serve as Executive Chairman. Effective July 17, 2014, the Board appointed James Norrod as the Company’ s President and Chief Executive Officer and as a member of the Board of Directors.

In connection with this transition, the Company paid Mr . Ejabat a one-time performance bonus in the amount of $1.7 million on July 17, 2014 in recognition of his services as Chief Executive Officer since 1999. The performance bonus was expensed during the three month period ended September 30, 2014. In addition, the Compensation Committee of the Board of Directors

approved the grant of an inducement award to Mr. Norrod consisting of a stock option to purchase 1,250,000 shares of the Company’ s common stock at an exercise price equal to the closing price of the Company’ s common stock on the grant date, which stock option was granted on July 21, 2014. The estimated fair value of the stock option award at the grant date was $2.8 million and will be amortized to expense over the service period of four years.

(6) Stockholders’ Equity
(a) Overview
As of December 31, 2014 and 2013, the Company’s equity capitalization consisted of 180 million authorized shares of common stock, of which 32.5 million and 32.2 million, respectively, were outstanding.
(b) Warrants
At December 31, 2014, the Company had no warrants to purchase common stock outstanding. None of the Company's former warrants were exercised in 2014, 2013, or 2012.
(c) Stock-Based Compensation
As of December 31, 2014, the Company had two types of share-based compensation plans related to stock options and employee stock purchases. The compensation cost that has been charged as an expense in the statement of comprehensive income (loss) for those plans was $0.8 million, $0.4 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The following table summarizes stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year ended December 31,
	2014	2013	2012
Compensation expense relating to employee stock options	$786	$424	$1,283
Compensation expense relating to Employee Stock Purchase Plan	—	—	31
Stock-based compensation expense	$786	$424	$1,314

Stock Options
The Company’s stock-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company has two active stock option plans, the Amended and Restated Special 2001 Stock Incentive Plan and the Amended and Restated 2001 Stock Incentive Plan. Stock options are primarily issued from the Amended and Restated 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant, except that any options granted to a 10% stockholder must have an exercise price equal to at least 110% of the fair market value of the Company’s common stock on the date of grant. The Board of Directors determines the term of each option, the option exercise price and the vesting terms. Stock options are generally granted at an exercise price equal to the fair market value on the date of grant, expiring seven to ten years from the date of grant and vesting over a period of four years. On January 1 of each year, if the number of shares available for grant under the Amended and Restated 2001 Stock Incentive Plan is less than 5% of the total number of shares of common stock outstanding as of that date, the shares available for grant under the plan are automatically increased by the amount necessary to make the total number of shares available for grant equal to 5% of the total number of shares of common stock outstanding, or by a lesser amount as determined by the Board of Directors. As of December 31, 2014, 0.1 million shares were available for grant under these plans.
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
The assumptions used to value option grants for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year ended December 31,
	2014	2013	2012
Expected term	4.0 - 5.2 years	4.7 years	4.7 years
Expected volatility	81% - 110%	94%	96%
Risk free interest rate	1.72%	1.42%	0.74%
The weighted average grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $1.83, $1.17 and $0.95 per share, respectively. The intrinsic value of options exercised for the years ended December 31, 2014, 2013 and 2012 was $0.5 million, $3.9 million and zero, respectively. The Company received $0.2 million, $1.0 million, and $49 thousand in proceeds from stock option exercises for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table sets forth the summary of option activity under the stock option program for the year ended December 31, 2014 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	4,278	$1.36	3.02	$17,828
Granted	2,206	$3.14
Canceled/Forfeited	(177)	$5.86
Exercised	(222)	$1.03
Outstanding as of December 31, 2014	6,085	$1.89	3.60	$2,758
Vested and expected to vest at December 31, 2014	5,034	$1.67	3.00	$2,732
Vested and exercisable at December 31, 2014	3,779	$1.22	1.84	$2,618
The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price as of December 31, 2014 of $1.77, which would have been received by the option holders had the option holders exercised their options as of that date.
As of December 31, 2014, there was $4.1 million of unrecognized compensation costs, adjusted for estimated forfeitures related to unvested stock-based payments granted which are expected to be recognized over a weighted average period of 3.2 years.
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

Employee Stock Purchase Plan
The Company’s 2002 Employee Stock Purchase Plan (“ESPP”) allows eligible employee participants to purchase shares of the Company’s common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of each three-month offering period. Participation is limited to 10% of an employee’s eligible compensation, not to exceed amounts allowed by the Internal Revenue Code. The program was suspended by the Company in June 2012 and there was no activity during the years ended December 31, 2014 and 2013. The following table summarizes shares purchased, weighted average purchase price, cash received and the aggregate intrinsic value for ESPP purchases during the year ended December 31, 2012 (in thousands, except per share data):

Year ended December 31,
2012
Shares purchased	117
Weighted average purchase price	$0.73
Cash received	$86
Aggregate intrinsic value	$40
The assumptions used to value stock purchases under the Company’s ESPP for the year ended December 31, 2012:

Year ended December 31,
2012
Expected term	3 months
Volatility	77%
Risk free interest rate	0.01%
Weighted average fair value per share	$0.33

(7) Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year ended December 31,
	2014	2013	2012
Numerator:
Net income (loss)	$(4,131)	$4,314	$(9,015)
Denominator:
Weighted average number of shares outstanding:
Basic	32,380	31,429	31,010
Effect of dilutive securities:
Stock options and share awards	—	1,592	—
Diluted	32,380	33,021	31,010
Net income (loss) per share:
Basic	$(0.13)	$0.14	$(0.29)
Diluted	$(0.13)	$0.13	$(0.29)

The following tables set forth potential common stock that is not included in the diluted net income (loss) per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands, except exercise price per share data):

	2014	Weighted average exercise price
Outstanding stock options and unvested restricted shares	6,167	$1.87

	2013	Weighted average exercise price
Warrants	3	$32.45
Outstanding stock options and unvested restricted shares	40	$1.34
	43

	2012	Weighted average exercise price
Warrants	7	$116.55
Outstanding stock options and unvested restricted shares	5,376	$2.05
	5,383
As of December 31, 2014, 2012 and 2011, there were zero shares of issued common stock subject to repurchase.

(8) Income Taxes
The following is a summary of the components of income tax expense applicable to loss before income taxes (in thousands):

	Year ended December 31,
	2014	2013	2012
Current:
Federal	—	—	—
State	4	21	26
Foreign	64	21	98
Total current tax expense	$68	$42	$124
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred tax expense	$—	$—	$—
Total tax expense	$68	$42	$124

A reconciliation of the expected tax expense (benefit) to the actual tax expense is as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Expected tax expense (benefit) at statutory rate (35%)	$(1,446)	$1,510	$(3,155)
State taxes, net of Federal effect	3	13	17
Foreign rate differential	166	(5,465)	(2,416)
Valuation allowance	985	3,962	5,362
Stock-based compensation	275	136	402
Other	85	(114)	(86)
Total tax expense	$68	$42	$124

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Deferred tax assets:
Net operating loss, capital loss, and tax credit carryforwards	$518,667	$552,010
Fixed assets and intangible assets	11,918	14,260
Inventory and other reserves	2,874	4,088
Other	83	131
Gross deferred tax assets	533,542	570,489
Less valuation allowance	(533,542)	(570,489)
Total net deferred tax assets	$—	$—
For the years ended December 31, 2014 and 2013, the net changes in the valuation allowance were a decrease of $36.9 million and an increase of $18.0 million, respectively. The Company recorded a full valuation allowance against the net deferred tax assets at December 31, 2014 and 2013 since it is more likely than not that the net deferred tax assets will not be realized due to the lack of previously paid taxes and anticipated taxable income.
As of December 31, 2014, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $1,356.7 million and $434.5 million, respectively, which are available to offset future taxable income, if any, in years through 2034. These losses begin to expire in 2015. In 2014, the Company recorded an adjustment to reduce its federal net operating loss carry forwards by $73.6 million to reflect allocations of losses to its foreign affiliate. Approximately $3.6 million federal and $2.5 million California net operating loss carryforwards stated here are attributable to employee stock option deductions, the benefit from which will be allocated to paid-in-capital rather than current income when subsequently recognized. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change will be significantly reduced. The Company’s deferred tax asset and related valuation allowance would be reduced as a result. The Company has not yet performed a Section 382 study to determine the amount of reduction, if any.
As of December 31, 2014, the Company also had research credit carryforwards for federal and state income tax purposes of approximately $22.7 million and $7.9 million, respectively, which are available to reduce future income taxes, if any, in years through 2034 and over an indefinite period, respectively. The federal credits begin to expire in 2015 and the California credits carryover indefinitely. Additionally, the Company had alternative minimum tax credit carryforwards for federal income tax purposes of approximately $0.1 million which are available to reduce future income taxes, if any, over an indefinite period. The Company also had enterprise zone credit carryforwards for state income tax purposes of approximately $0.2 million which are available to reduce future state income taxes, if any, over an indefinite period.

The Company may have unrecognized tax benefits included in its deferred tax assets which are subject to a full valuation allowance as of December 31, 2014 and 2013. However, the Company has not yet performed a study to determine the amount of such unrecognized tax benefits.
Interest and penalties, to the extent accrued on unrecognized tax benefits in the future, will be included in tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

• Federal	2011 – 2014
• California and Canada	2010 – 2014
• Brazil	2009 – 2014
• Germany	2007 – 2014
• United Kingdom	2010 – 2014
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

(9) Related-Party Transactions
In the ordinary course of business, the Company’s executive officers and non-employee directors are reimbursed for travel related expenses when incurred for business purposes. The Company reimburses its Chairman, Morteza Ejabat, for the direct operating expenses incurred in the use of his private aircraft when used for business purposes. The amount reimbursed for these expenses was zero, $0.1 million, and $0.3 million during the years ended December 31, 2014, 2013 and 2012, respectively.

(10) Commitments and Contingencies
Operating Leases
The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options.
Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating leases
Year ending December 31:
2015	$1,499
2016	541
2017 and thereafter	83
Total minimum lease payments	$2,123
The above amounts include $1.1 million and $0.5 million of future minimum lease payments with respect to the Company’s manufacturing facility in Largo, Florida and headquarters in Oakland, California, respectively. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Rent expense under operating leases, excluding rent relating to excess facilities previously accrued, totaled $2.3 million, $2.0 million and $2.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Sublease rental income was immaterial for the years ended December 31, 2014 and 2013. Sublease rental income totaled $0.4 million for the year ended December 31, 2012.
Performance Bonds
In the normal course of operations, from time to time, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $0.2 million as of December 31, 2014.
Purchase Commitments
The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding was $6.2 million as of December 31, 2014.
Royalties
The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue and is recorded in cost of revenue.
Gain Contingencies
As part of a patent sale agreement entered into in 2011, the Company is entitled to a portion of proceeds arising from sales of assigned patents. During the years ended December 31, 2014, 2013, and 2012, the Company recorded a gain on patent sales in general and administrative expenses of zero, zero, and $1.0 million, respectively. Future patent sales could result in additional gains. The Company recognizes the gain based upon cash receipts.

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

(12) Employee Benefit Plan
The Company maintains a 401(k) plan for its employees whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company may make discretionary contributions. The Company made no discretionary contributions to the plan in 2014, 2013, and 2012.

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

	Year ended December 31,
	2014	2013	2012
Revenue by Geography:
United States	$36,193	$38,208	$47,131
Canada	2,904	3,398	3,763
Total North America	39,097	41,606	50,894
Latin America	19,979	27,253	27,890
Europe, Middle East, Africa	58,067	49,592	34,215
Asia Pacific	3,439	3,797	2,386
Total International	81,485	80,642	64,491
	$120,582	$122,248	$115,385

	Year ended December 31,
	2014	2013	2012
Revenue by products and services:
Products	$113,986	$113,979	$110,267
Services	6,596	8,269	5,118
	$120,582	$122,248	$115,385

(14) Quarterly Information (unaudited)

	Year ended December 31, 2014
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Net revenue	$28,609	$32,422	$29,436	$30,115
Gross profit	10,865	11,014	10,754	9,201
Operating income (loss)	355	399	(2,656)	(2,092)
Net income (loss)	302	369	(2,705)	(2,097)
Net income (loss) per share
Basic	$0.01	$0.01	$(0.08)	$(0.06)
Diluted	0.01	0.01	(0.08)	(0.06)
Weighted-average shares outstanding
Basic	32,299	32,354	32,384	32,484
Diluted	34,826	34,441	32,384	32,484

	Year ended December 31, 2013
	Q1 (1)	Q2	Q3	Q4
	(in thousands, except per share data)
Net revenue	$28,379	$30,048	$31,515	$32,306
Gross profit	10,504	11,612	11,907	12,109
Operating income	333	1,094	1,627	1,394
Net income	230	1,056	1,596	1,432
Net income per share
Basic	$0.01	$0.03	$0.05	$0.04
Diluted	0.01	0.03	0.05	0.04
Weighted-average shares outstanding
Basic	31,118	31,222	31,480	31,896
Diluted	31,758	32,696	33,344	34,287

(1)	Includes a $0.6 million credit as a result of a vendor refund received in 2013 which related to overpayments made in 2012.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, the end of our fiscal year. In making this assessment, management used the criteria in the 1992 Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control-Integrated Framework.” Based on our assessment of internal control over financial reporting, management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by KPMG LLP, an independent registered public accounting firm and their report is included in Item 8 of this report.
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

ITEM 9B.    OTHER INFORMATION
Amendment of WFB Facility
On March 6, 2015, we entered into an amendment of the WFB Facility with Wells Fargo Bank, National Association, to establish the financial covenant requirements for minimum EBITDA and maximum capital expenditures for 2015. No other changes were made to the covenants under the WFB Facility. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Fourth Amendment to Credit and Security Agreements, which is filed with this report as Exhibit 10.14.4 and incorporated herein by reference.
Chief Operating Officer
On August 6, 2014, Robert Smith, 50, was appointed as the Chief Operating Officer of Zhone. Prior to joining Zhone, Mr. Smith had over 29 years of experience in operations, including as chief operating officer at Infinite Power Solutions. Mr. Smith was terminated from this position on January 23, 2015.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item relating to our corporate governance, directors and nominees, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Corporate Governance Principles and Board Matters,” “Ownership of Securities” and “Proposal 1: Election of Directors” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.
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

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is included under the captions “Executive Compensation” and “Compensation Committee Report” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans is included under the captions “Ownership of Securities” and “Executive Compensation” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included under the caption “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements
The Index to Consolidated Financial Statements on page 36 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Exhibits
The Exhibit Index on page 63 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: March 6, 2015	By:	/S/ JAMES NORROD
James Norrod
Chief Executive Officer
Know all persons by these presents, that each person whose signature appears below constitutes and appoints James Norrod and Kirk Misaka, jointly and severally, his attorneys-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES NORROD	President,	March 6, 2015
James Norrod	Chief Executive Officer and Director (Principal Executive Officer)

/S/ KIRK MISAKA	Chief Financial Officer,	March 6, 2015
Kirk Misaka	Treasurer and Secretary (Principal Financial and Accounting Officer)

/S/ MORTEZA EJABAT	Executive Chairman of the Board of Directors	March 6, 2015
Morteza Ejabat

/S/ MICHAEL CONNORS	Director	March 6, 2015
Michael Connors

/S/ ROBERT DAHL	Director	March 6, 2015
Robert Dahl

/S/ NANCY PIERCE	Director	March 6, 2015
Nancy Pierce

	Director	March 6, 2015
C. Richard Kramlich

/S/ JAMES TIMMINS	Director	March 6, 2015
James Timmins

/S/ MAHVASH YAZDI	Director	March 6, 2015
Mahvash Yazdi

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation dated February 16, 2005	10-K	000-32743	3.10	March 16, 2005
3.2	Certificate of Amendment of Restated Certificate of Incorporation dated March 11, 2010	10-K	000-32743	3.20	March 16, 2010
3.3	Amended and Restated Bylaws	10-K	000-32743	3.30	March 16, 2005
4.1	Form of Second Restated Rights Agreement dated November 13, 2003	10-Q	000-32743	4.10	May 14, 2004
10.1#	Zhone Technologies, Inc. 1999 Stock Option Plan	10	000-50263	10.20	April 30, 2003
10.2#	Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.10	May 17, 2007
10.3#	Form of Stock Option Agreement for the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.10	September 1, 2006
10.4#	Zhone Technologies, Inc. Amended and Restated Special 2001 Stock Incentive Plan	10-Q	000-32743	10.28	August 15, 2002
10.5#	Form of Restricted Stock Award Agreement for the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.20	May 17, 2007
10.6#	Zhone Technologies, Inc. 2002 Employee Stock Purchase Plan	8-K	000-32743	10.10	May 17, 2006
10.7#	Incentive Awards Program Summary	8-K	000-32743	10.20	March 15, 2006
10.8#	Form of Indemnity Agreement between Zhone Technologies, Inc. and its directors and officers	10-Q	000-32743	10.20	May 14, 2004
10.9#	Form of Change of Control Severance Agreement	10-Q	000-32743	10.10	August 9, 2012
10.10	Letter Agreement dated November 13, 2003 between Zhone Technologies, Inc. and New Enterprise Associates VIII, Limited Partnership	Schedule 13D	005-61973	5.00	November 24, 2003
10.11#	Third Amended and Restated Employment Agreement dated as of July 17, 2014 by and between Zhone Technologies, Inc. and Morteza Ejabat	8-K	000-32743	10.1	July 17, 2014
10.12#	Employment Agreement dated as of July 17, 2014 by and between Zhone Technologies, Inc. and James Norrod	8-K	000-32743	10.2	July 17, 2014
10.13#	Zhone Technologies, Inc. Incentive Bonus Plan	10-Q	000-32743	10.10	November 8, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date
10.14	Credit and Security Agreement, dated as of March 13, 2012, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.16	March 15, 2012
10.14.1	First Amendment to Credit and Security Agreements, dated as of March 12, 2013, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.12.1	March 15, 2013
10.14.2	Second Amendment to Credit and Security Agreements, dated as of September 30, 2013, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	8-K	000-32743	10.20	October 1, 2013
10.14.3	Third Amendment to Credit and Security Agreements, dated as of March 5, 2014, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.13.3	March 5, 2014
10.14.4
Fourth Amendment to Credit and Security Agreements, dated as of March 6, 2015, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association

						X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date
10.15	Credit and Security Agreement (Ex-Im Subfacility), dated as of March 13, 2012, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.17	March 15, 2012
10.16	Multi-Tenant Commercial/Industrial Lease Agreement between Zhone Technologies, Inc. and LBA Realty, LLC	8-K	000-32743	10.2	September 22, 2010
21.2	List of Subsidiaries	10-K	000-32743	10.22	March 15, 2011
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page)					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)					X
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.