Form 10-Q
period 2015-03-31
ZHONE TECHNOLOGIES INC
filed 2015-05-08
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2015, there were approximately 32,626,793 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$11,343	$11,528
Accounts receivable, net of allowances for sales returns and doubtful accounts of $991 as of March 31, 2015 and $1,095 as of December 31, 2014	31,892	29,916
Inventories	17,250	19,985
Prepaid expenses and other current assets	2,705	2,863
Total current assets	63,190	64,292
Property and equipment, net	1,459	1,165
Other assets	255	255
Total assets	$64,904	$65,712
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,490	$11,719
Line of credit	10,000	10,000
Accrued and other liabilities	7,586	7,669
Total current liabilities	29,076	29,388
Other long-term liabilities	1,908	1,981
Total liabilities	30,984	31,369
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 32,626 and 32,506 shares as of March 31, 2015 and December 31, 2014, respectively	33	32
Additional paid-in capital	1,075,576	1,075,309
Other comprehensive loss	(124)	(35)
Accumulated deficit	(1,041,565)	(1,040,963)
Total stockholders’ equity	33,920	34,343
Total liabilities and stockholders’ equity	$64,904	$65,712

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Net revenue	$27,122	$28,609
Cost of revenue	16,951	17,744
Gross profit	10,171	10,865
Operating expenses:
Research and product development	4,050	4,143
Sales and marketing	4,382	4,678
General and administrative	2,277	1,689
Total operating expenses	10,709	10,510
Operating income (loss)	(538)	355
Interest expense, net	(53)	(16)
Other income, net	11	6
Income (loss) before income taxes	(580)	345
Income tax provision	22	43
Net income (loss)	(602)	302
Other comprehensive loss	(89)	(20)
Comprehensive income (loss)	$(691)	$282
Basic and diluted net income (loss) per share	$(0.02)	$0.01
Weighted average shares outstanding used to compute basic net income (loss) per share	32,605	32,299
Weighted average shares outstanding used to compute diluted net income (loss) per share	32,605	34,826

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(602)	$302
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	210	90
Stock-based compensation	173	59
Recovery of sales returns and doubtful accounts	(104)	(210)
Changes in operating assets and liabilities:
Accounts receivable	(1,872)	2,934
Inventories	2,735	1,673
Prepaid expenses and other assets	158	77
Accounts payable	(229)	(4,349)
Accrued and other liabilities	(298)	(716)
Net cash provided by (used in) operating activities	171	(140)
Cash flows from investing activities:
Purchases of property and equipment	(362)	(31)
Net cash used in investing activities	(362)	(31)
Cash flows from financing activities:
Proceeds from exercise of stock options	95	110
Net cash provided by financing activities	95	110
Effect of exchange rate changes on cash	(89)	(20)
Net decrease in cash and cash equivalents	(185)	(81)
Cash and cash equivalents at beginning of period	11,528	15,686
Cash and cash equivalents at end of period	$11,343	$15,605

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business
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
The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company transactions and balances have been eliminated in consolidation. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014.

(c)	Risks and Uncertainties
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $4.1 million for the year ended December 31, 2014 and a net loss of $0.6 million for the first quarter of 2015, which net losses have continued to reduce cash and cash equivalents. As of March 31, 2015, the Company had approximately $11.3 million in cash and cash equivalents and $10.0 million in current debt outstanding under its revolving line of credit and letter of credit facility (the “WFB Facility”) with Wells Fargo Bank (“WFB”). The Company currently expects to repay the WFB Facility within the next twelve months. The Company entered into its WFB Facility to provide liquidity and working capital through March 31, 2016, as discussed in Note 5.
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

The Company's financial condition and results of operations could be materially and adversely affected by various factors, including:

•	Potential deferment of purchases and orders by customers;

•	Customers’ inability to obtain financing to make purchases from the Company and/or maintain their business;

•	Negative impact from increased financial pressures on third-party dealers, distributors and retailers;

•	Intense competition in the communication equipment market;

•	Commercial acceptance of the Company’s Single Line Multi-Service (“SLMS”) products in its core and FiberLAN businesses; and

•	Negative impact from increased financial pressures on key suppliers.
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
The Company had no financial assets and liabilities as of March 31, 2015 and December 31, 2014 recorded at fair value. The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet as of March 31, 2015 and December 31, 2014, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and debt. The estimated fair value of such instruments at March 31, 2015 and December 31, 2014 approximated their carrying value as reported on the condensed consolidated balance sheet. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.

(g)	Concentration of Risk
The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended March 31, 2015 and 2014, three customers represented 34% and 38% of net revenue, respectively.
Three customers accounted for 53% of net accounts receivable as of March 31, 2015 and December 31, 2014.
As of March 31, 2015 and December 31, 2014, receivables from customers in countries other than the United States represented 85% and 86%, respectively, of net accounts receivable.

(h)	Comprehensive Income (Loss)
There have been no items reclassified out of accumulated other comprehensive income (loss) and into net income (loss). The Company’s other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 is comprised of only foreign exchange translations.

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

(2)	Inventories
Inventories as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$11,501	$12,794
Work in process	1,743	2,217
Finished goods	4,006	4,974
	$17,250	$19,985

(3)	Property and Equipment, net
Property and equipment, net, as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Machinery and equipment	$10,484	$10,120
Computers and acquired software	4,155	4,155
Furniture and fixtures	263	262
Leasehold improvements	2,191	2,066
	17,093	16,603
Less accumulated depreciation and amortization	(15,634)	(15,438)
	$1,459	$1,165
Depreciation and amortization expense associated with property and equipment amounted to $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

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
The following table is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Net income (loss):	$(602)	$302
Weighted average number of shares outstanding:
Basic	32,605	32,299
Effect of dilutive securities:
Stock options and share awards	—	2,527
Diluted	32,605	34,826
Net income (loss) per share:
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01
The following tables set forth potential common stock that is not included in the diluted net income (loss) per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except exercise price per share data):

	Three Months Ended March 31, 2015	Weighted Average Exercise Price
Outstanding stock options and unvested restricted shares	5,618	$1.86

	Three Months Ended March 31, 2014	Weighted Average Exercise Price
Warrants	3	$32.45
Outstanding stock options and unvested restricted shares	1,730	$1.26
	1,733

(5)	Debt
As of March 31, 2015, the Company had a $25.0 million revolving line of credit and letter of credit facility with WFB to provide liquidity and working capital through March 31, 2016. Under the WFB Facility, the Company has the option of borrowing funds at agreed upon interest rates. The amount that the Company is able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. At March 31, 2015, the Company's borrowing base was $13.4 million. To maintain availability of funds under the WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.
The Company had $10.0 million outstanding at March 31, 2015 under its WFB Facility. In addition, $3.0 million was committed as security for letters of credit. The Company had $0.4 million of borrowing availability under the WFB Facility as of March 31, 2015. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. The interest rate on the WFB Facility was 3.27% at March 31, 2015.
The Company’s obligations under the WFB Facility are secured by substantially all of its personal property assets and those of its subsidiaries that guarantee the WFB Facility, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company defaults under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the WFB Facility. As of March 31, 2015, the Company was in compliance with these covenants.

(6)	Commitments and Contingencies
Operating Leases
The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2015 (remainder of the year)	$1,094
2016	522
2017	119
Total minimum lease payments	$1,735
Warranties
The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Beginning balance	$952	$1,265
Charged to cost of revenue	171	157
Claims and settlements	(161)	(190)
Ending balance	$962	$1,232
Performance Bonds
In the normal course of operations, from time to time, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $0.4 million as of March 31, 2015.
Purchase Commitments
The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding was $5.9 million as of March 31, 2015.
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

	Three Months Ended
	March 31,
	2015	2014
Revenue by Geography:
United States	$9,124	$9,358
Canada	1,038	628
Total North America	10,162	9,986
Latin America	6,297	4,999
Europe, Middle East, Africa	9,220	13,020
Asia Pacific	1,443	604
Total International	16,960	18,623
	$27,122	$28,609

	Three Months Ended
	March 31,
	2015	2014
Revenue by Products and Services:
Products	$25,570	$26,828
Services	1,552	1,781
Total	$27,122	$28,609

(8)	Income Taxes
The total amount of unrecognized tax benefits, including interest and penalties, at March 31, 2015 was not material. The amount of tax benefits that would impact the effective income tax rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits during the quarters ended March 31, 2015 and 2014. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

• Federal	2011 –2014

• California and Canada	2010 – 2014

• Brazil	2009 – 2014

• Germany	2007 – 2014

• United Kingdom	2010 – 2014
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
We have incurred significant losses to date and expect that our operating losses and negative cash flows from operations may continue. We incurred a net loss of $4.1 million for the year ended December 31, 2014 and a net loss of $0.6 million for the first quarter of 2015, which net losses have continued to reduce cash and cash equivalents. We had an accumulated deficit of $1,041.6 million as of March 31, 2015. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States and the rest of the world deteriorate, we may experience material adverse impacts on our business, operating results and financial condition. During the past five years, we have continued our focus on cost control and operating efficiency along with restrictions on discretionary spending.
Going forward, our key financial objectives include the following:

•	Increasing revenue while continuing to carefully control costs;

•	Continued investments in strategic research and product development activities that will provide the maximum potential return on investment; and

•	Minimizing consumption of our cash and cash equivalents.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS
We list in the table below the historical condensed consolidated statement of comprehensive income (loss) data as a percentage of net revenue for the periods indicated.

	Three Months Ended March 31,
	2015	2014
Net revenue	100%	100%
Cost of revenue	62%	62%
Gross profit	38%	38%
Operating expenses:
Research and product development	15%	15%
Sales and marketing	16%	16%
General and administrative	9%	6%
Total operating expenses	40%	37%
Operating income (loss)	(2)%	1%
Interest expense, net	0%	0%
Other expense, net	0%	0%
Income (loss) before income taxes	(2)%	1%
Income tax provision	0%	0%
Net income (loss)	(2)%	1%
Other comprehensive loss	(1)%	0%
Comprehensive income (loss)	(3)%	1%

Net Revenue
Information about our net revenue for products and services for the three months ended March 31, 2015 and 2014 is summarized below (in millions):

	Three Months Ended March 31,
	2015	2014	Decrease	% change
Products	$25.6	$26.8	$(1.2)	(4.5)%
Services	1.5	1.8	(0.3)	(16.7)%
Total	$27.1	$28.6	$(1.5)	(5.2)%

Information about our net revenue for North America and international markets for the three months ended March 31, 2015 and 2014 is summarized below (in millions):

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)	% change
Revenue by geography:
United States	$9.1	$9.4	$(0.3)	(3.2)%
Canada	1.1	0.6	0.5	83.3%
Total North America	10.2	10.0	0.2	2.0%
Latin America	6.3	5.0	1.3	26.0%
Europe, Middle East, Africa	9.2	13.0	(3.8)	(29.2)%
Asia Pacific	1.4	0.6	0.8	133.3%
Total International	16.9	18.6	(1.7)	(9.1)%
Total	$27.1	$28.6	$(1.5)	(5.2)%

For the three months ended March 31, 2015, net revenue decreased 5% or $1.5 million to $27.1 million from $28.6 million for the same period last year. For the three months ended March 31, 2015, product revenue decreased 5% or $1.2 million to $25.6 million, compared to $26.8 million for the same period last year. The decreases in net revenue and product revenue for the three months ended March 31, 2015 were primarily due to decreased sales of our MXK products.
Service revenue represents revenue from maintenance and other services associated with product shipments. For the three months ended March 31, 2015, service revenue decreased by 17% or $0.3 million to $1.5 million, compared to $1.8 million for the same period last year. The decrease in service revenue for the three months ended March 31, 2015 was primarily due to a $0.1 million decrease in sales of installation services and a $0.2 million decrease in sales of maintenance services.
International net revenue decreased 9% or $1.7 million to $16.9 million for the three months ended March 31, 2015 from $18.6 million for the same period last year, and represented 62% of total net revenue compared with 65% during the same period of 2014. The decrease in international net revenue was primarily due to decreased sales to two customers in Middle East.
For the three months ended March 31, 2015 and 2014, three customers represented 34% and 38% of net revenue, respectively. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.
Cost of Revenue and Gross Margin
Total cost of revenue, including stock-based compensation, decreased 5% or $0.8 million to $16.9 million for the three months ended March 31, 2015, compared to $17.7 million for the three months ended March 31, 2014, primarily due to decreased sales in the current year period. Gross margin remained relatively flat during the three months ended March 31, 2015 compared to prior year periods, primarily due to improved manufacturing efficiencies during the quarter.
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

Research and Product Development Expenses
Research and product development expenses decreased 2% or $0.1 million to $4.0 million for the three months ended March 31, 2015 compared to $4.1 million for the three months ended March 31, 2014. The decrease was primarily due to a $0.2 million decrease in personnel-related expenses, partially offset by a $0.1 million increase in benefits adjustments and severance payments. We intend to continue to invest in research and product development to attain our strategic product development objectives while seeking to manage the associated costs through expense controls.
Sales and Marketing Expenses
Sales and marketing expenses decreased 6% or $0.3 million to $4.4 million for the three months ended March 31, 2015 compared to $4.7 million for the three months ended March 31, 2014. The decrease in the three months ended March 31, 2015 was primarily due to a decrease in personnel-related expenses of $0.3 million as a result of headcount reduction in 2015.
General and Administrative Expenses
General and administrative expenses increased 35% or $0.6 million to $2.3 million for the three months ended March 31, 2015 compared to $1.7 million for the three months ended March 31, 2014, primarily due to $0.2 million in higher legal fees, $0.2 million in higher personnel-related expenses and $0.2 million in higher medical and life insurance expenses.
Income Tax Provision
During the three months ended March 31, 2015 and 2014, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

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
Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(602)	$302
Add:
Interest expense	55	16
Provision for taxes	22	43
Depreciation and amortization	210	90
Non-cash equity-based compensation expense	173	59
Adjusted EBITDA	$(142)	$510

LIQUIDITY AND CAPITAL RESOURCES
Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.
At March 31, 2015, cash and cash equivalents were $11.3 million compared to $11.5 million at December 31, 2014. The $0.2 million decrease in cash and cash equivalents was attributable to net cash used in investing activities of $0.4 million and $0.1 million resulting from the effect of exchange rates on cash, partially offset by net cash provided by operating and financing activities of $0.2 million and $0.1 million, respectively.
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2015 consisted of a net loss of $0.6 million, adjusted for non-cash charges totaling $0.3 million and an increase in net operating assets totaling $0.5 million. The most significant components of the changes in net operating assets were an increase in accounts receivable of $1.9 million offset by a decrease of inventory of $2.7 million. The increase in accounts receivable was primarily the result of increased sales to several large customers in the current year period. The decrease in inventory was due to better utilization of inventory in the current year period.

Net cash used in operating activities for the three months ended March 31, 2014 consisted of net income of $0.3 million, adjusted for non-cash credits totaling $0.1 million and offset by an increase in net operating assets totaling $0.4 million. The most significant components of the changes in net operating assets were a decrease of $4.3 million in accounts payable offset by decreases in accounts receivable of $2.9 million and inventory of $1.7 million. The decrease in accounts receivable was primarily the result of significant cash collections from several large customers in the first quarter of 2014 which caused a decrease in accounts payable as more cash was available to apply to vendor invoices. The decrease in inventory was due to better inventory management and a buildup of inventory in prior periods.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2015 and 2014 consisted of purchases of property and equipment.

Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2015 and 2014 consisted of proceeds related to exercises of stock options.
Cash Management
Our primary source of liquidity comes from our cash and cash equivalents which totaled $11.3 million at March 31, 2015, and our $25.0 million revolving line of credit and letter of credit facility (the "WFB" Facility) with Wells Fargo Bank ("WFB").

We had $10.0 million outstanding at March 31, 2015 under the WFB Facility. In addition, $3.0 million was committed as security for letters of credit. We had $0.4 million of borrowing availability under the WFB Facility as of March 31, 2015. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. The interest rate on the WFB Facility was 3.27% at March 31, 2015. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate principal amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. At March 31, 2015, our borrowing base was $13.4 million. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% and is recorded as interest expense.
Our obligations under the WFB Facility are secured by substantially all of our personal property assets and those of our subsidiaries that guarantee the WFB Facility, including our intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we default under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. As of March 31, 2015, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.
Future Requirements and Funding Sources
Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. Our operating lease commitments include $0.9 million of future minimum lease payments spread over the three-year lease term under the lease agreement we entered into in July 2013 for our manufacturing facility in Largo, Florida. In addition, we have $0.3 million of future minimum lease payments spread over the remaining lease period with respect to our Oakland, California campus following the sale of our campus in a sale-leaseback transaction. The total remaining operating lease commitments relate to our various other offices around the world.
From time to time, we may provide or commit to extend credit or credit support to our customers. This financing may include extending the terms for product payments to customers. Any extension of financing to our customers will limit the capital that we have available for other uses.
Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of March 31, 2015, three customers accounted for 53% of net accounts receivable and receivables from customers in countries other than the United States of America represented 85% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

We have incurred significant losses to date and expect that our operating losses and negative cash flows from operations may continue. Our net loss was $4.1 million and $0.6 million for the year ended December 31, 2014 and the first quarter of 2015, respectively, and we had an accumulated deficit of $1,041.6 million at March 31, 2015. In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may be required to sell assets, issue debt or equity securities or borrow on potentially unfavorable terms. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount. We may be unable to sell assets, issue securities or access additional indebtedness to meet these needs on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. Likewise, any equity financing could result in additional dilution of our stockholders. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions we have previously taken. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount. Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and available credit facilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.
Contractual Commitments and Off-Balance Sheet Arrangements
At March 31, 2015, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2015	2016	2017
Operating leases	$1,735	$1,094	$522	$119
Purchase commitments	5,913	5,913	—	—
Line of credit	10,000	10,000	—	—
Total future contractual commitments	$17,648	$17,007	$522	$119
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
Purchase Commitments
The purchase commitments shown above represent non-cancellable inventory purchase commitments as of March 31, 2015. The inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by us at time of order.
Line of Credit
The line of credit obligation has been recorded as a liability on our balance sheet. The line of credit obligation amount shown above represents the scheduled principal repayment, but not the associated interest payments which may vary based on changes in market interest rates. At March 31, 2015, the interest rate under the WFB Facility was 3.27%.
As of March 31, 2015, we had $10.0 million outstanding under our line of credit under the WFB Facility and an additional $3.0 million committed as security for letters of credit. See above under “Cash Management” for further information about the WFB Facility.

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
For the three months ended March 31, 2015 and 2014, three customers represented 34% and 38% of net revenue, respectively. As of March 31, 2015 and December 31, 2014, three customers accounted for 53% of net accounts receivable.

As of March 31, 2015, and December 31, 2014, receivables from customers in countries other than the United States represented 85% and 86%, respectively, of net accounts receivable.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of March 31, 2015, our outstanding debt balance under our WFB Facility was $10.0 million. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. As of March 31, 2015, the interest rate on the WFB Facility was 3.27%. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.2 million.
Foreign Currency Risk
We transact business in various foreign countries. Substantially all of our assets are located in the United States. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily intercompany receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During 2015 and 2014, we did not hedge any of our foreign currency exposure.
We have performed sensitivity analyses as of March 31, 2015 using a modeling technique that measures the impact arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.3 million at March 31, 2015. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2014, as so updated. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5.    Other Information

Submission of Matters to a Vote of Security Holders
On May 5, 2015, Zhone held its 2015 annual meeting of stockholders. Of the 32,621,153 shares of common stock outstanding and entitled to vote, 25,537,169 shares, or 78.28%, were represented in person or by proxy at the meeting. Two items of business were acted upon by stockholders at the annual meeting. The voting results are as follows:

Proposal 1 - Election of Directors
Stockholders elected both of Zhone’s nominees as Class II Directors to serve three-year terms expiring at the 2018 annual meeting.

	Votes For	Votes Withheld	Abstain	Broker Non-Votes
C. Richard Kramlich	9,778,106	561,857	—	15,197,206
Mahvash Yazdi	10,175,950	164,013	—	15,197,206

Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm
Stockholders ratified the appointment of KPMG LLP as Zhone’s independent registered public accounting firm for the fiscal year ending December 31, 2015.

	Votes For	Votes Withheld	Abstain	Broker Non-Votes
Ratification of appointment of KPMG LLP	24,978,153	403,786	155,230	—

Executive Compensation
On March 31, 2015, the Board of Directors of Zhone approved a $100,000 performance bonus for James Norrod, Zhone’s Chief Executive Officer. The performance bonus was accrued as of March 31, 2015.

Item 6.    Exhibits

The Exhibit Index on page 26 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES
Pursuant to the retirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: May 8, 2015	By:	/s/ JAMES NORROD
	Name:	James Norrod
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1
Fourth Amendment to Credit and Security Agreements, dated as of March 6, 2015, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13.4 of registrant's Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 6, 2015).

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