Form 10-Q
period 2015-06-30
ZHONE TECHNOLOGIES INC
filed 2015-08-07
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2015, there were approximately 32,790,710 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$11,083	$11,528
Accounts receivable, net of allowances for sales returns and doubtful accounts of $1,145 as of June 30, 2015 and $1,095 as of December 31, 2014	31,564	29,916
Inventories	15,425	19,985
Prepaid expenses and other current assets	2,395	2,863
Total current assets	60,467	64,292
Property and equipment, net	1,569	1,165
Other assets	255	255
Total assets	$62,291	$65,712
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,461	$11,719
Line of credit	10,000	10,000
Accrued and other liabilities	7,055	7,669
Total current liabilities	26,516	29,388
Other long-term liabilities	1,846	1,981
Total liabilities	28,362	31,369
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 32,754 and 32,506 shares as of June 30, 2015 and December 31, 2014, respectively	33	32
Additional paid-in capital	1,075,933	1,075,309
Other comprehensive loss	(106)	(35)
Accumulated deficit	(1,041,931)	(1,040,963)
Total stockholders’ equity	33,929	34,343
Total liabilities and stockholders’ equity	$62,291	$65,712

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenue	$27,493	$32,422	$54,615	$61,031
Cost of revenue	17,269	21,408	34,220	39,152
Gross profit	10,224	11,014	20,395	21,879
Operating expenses:
Research and product development	3,942	4,167	7,992	8,310
Sales and marketing	4,387	4,804	8,769	9,482
General and administrative	2,208	1,644	4,485	3,333
Total operating expenses	10,537	10,615	21,246	21,125
Operating income (loss)	(313)	399	(851)	754
Interest expense, net	(16)	(5)	(69)	(21)
Other expense, net	(15)	(15)	(4)	(9)
Income (loss) before income taxes	(344)	379	(924)	724
Income tax provision	22	10	44	53
Net income (loss)	(366)	369	(968)	671
Other comprehensive income (loss)	18	6	(71)	(14)
Comprehensive income (loss)	$(348)	$375	$(1,039)	$657
Basic and diluted net income (loss) per share	$(0.01)	$0.01	$(0.03)	$0.02
Weighted average shares outstanding used to compute basic net income (loss) per share	32,665	32,354	32,635	32,327
Weighted average shares outstanding used to compute diluted net income (loss) per share	32,665	34,441	32,635	34,634

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(968)	$671
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	384	183
Stock-based compensation	473	167
Provision for (recovery of) sales returns and doubtful accounts	51	(282)
Changes in operating assets and liabilities:
Accounts receivable	(1,699)	(1,747)
Inventories	4,560	2,209
Prepaid expenses and other assets	468	(179)
Accounts payable	(2,258)	(177)
Accrued and other liabilities	(891)	(821)
Net cash provided by operating activities	120	24
Cash flows from investing activities:
Purchases of property and equipment	(646)	(164)
Net cash used in investing activities	(646)	(164)
Cash flows from financing activities:
Proceeds from exercise of stock options	152	116
Net cash provided by financing activities	152	116
Effect of exchange rate changes on cash	(71)	(14)
Net decrease in cash and cash equivalents	(445)	(38)
Cash and cash equivalents at beginning of period	11,528	15,686
Cash and cash equivalents at end of period	$11,083	$15,648
Non-cash investing activities:
Changes in accrued and other liabilities related to property and equipment purchases	$(142)	$0

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business
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
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $4.1 million for the year ended December 31, 2014 and a net loss of $1.0 million for the six months ended June 30, 2015, which net losses have continued to reduce cash and cash equivalents. As of June 30, 2015, the Company had approximately $11.1 million in cash and cash equivalents and $10.0 million in current debt outstanding under its revolving line of credit and letter of credit facility (the “WFB Facility”) with Wells Fargo Bank (“WFB”). The Company currently expects to repay the WFB Facility within the next twelve months. The Company entered into its WFB Facility to provide liquidity and working capital through March 31, 2016, as discussed in Note 5.
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
The Company had no financial assets and liabilities as of June 30, 2015 and December 31, 2014 recorded at fair value. The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet as of June 30, 2015 and December 31, 2014, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and debt. The estimated fair value of such instruments at June 30, 2015 and December 31, 2014 approximated their carrying value as reported on the condensed consolidated balance sheet. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.

(g)	Concentration of Risk
The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended June 30, 2015 and 2014, three customers represented 25% and 42% of net revenue, respectively. For the six months ended June 30, 2015 and 2014, three customers represented 28% and 36% of net revenue, respectively.
Three customers accounted for 45% and 53% of net accounts receivable as of June 30, 2015 and December 31, 2014, respectively.
As of June 30, 2015 and December 31, 2014, receivables from customers in countries other than the United States represented 88% and 86%, respectively, of net accounts receivable.

(h)	Comprehensive Income (Loss)
There have been no items reclassified out of accumulated other comprehensive income (loss) and into net income (loss). The Company’s other comprehensive income (loss) for the six months ended June 30, 2015 and 2014 is comprised of only foreign exchange translation adjustments.

(i)     Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. On April 29, 2015, the FASB issued an exposure draft of the proposed Accounting Standard Update, Revenue from Contracts with Customers: Deferral of the Effective Date. On July 9, 2015, the FASB affirmed its proposal to defer the effective date of the guidance in ASU No. 2014-09, Revenue from Contracts with Customer, for all entities by one year. With the deferral, the new standard would be effective for the Company on January 1, 2018. Early adoption is permitted, but not before the original effective date of January 1, 2017. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value. The amendments in this Update do not apply to inventory that is measured using last-in, first-out ("LIFO") or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out ("FIFO") or average cost. The amendments in this Update are effective for the Company on January 1, 2017. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the effect that ASU 2015-11 will have on its consolidated financial statements and related disclosures.

(2)	Inventories
Inventories as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$10,416	$12,794
Work in process	1,484	2,217
Finished goods	3,525	4,974
	$15,425	$19,985

(3)	Property and Equipment, net
Property and equipment, net, as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015	December 31, 2014
Machinery and equipment	$10,739	$10,120
Computers and acquired software	4,155	4,155
Furniture and fixtures	263	262
Leasehold improvements	2,191	2,066
	17,348	16,603
Less accumulated depreciation and amortization	(15,779)	(15,438)
	$1,569	$1,165
Depreciation and amortization expense associated with property and equipment amounted to $0.4 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively.

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
The following table is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss):	$(366)	$369	$(968)	$671
Weighted average number of shares outstanding:
Basic	32,665	32,354	32,635	32,327
Effect of dilutive securities:
Stock options and share awards	—	2,087	—	2,307
Diluted	32,665	34,441	32,635	34,634
Net income (loss) per share:
Basic	$(0.01)	$0.01	$(0.03)	$0.02
Diluted	$(0.01)	$0.01	$(0.03)	$0.02
The following tables set forth potential common stock that is not included in the diluted net income (loss) per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except exercise price per share data):

	Three Months Ended June 30, 2015	Weighted Average Exercise Price	Six Months Ended June 30, 2015	Weighted Average Exercise Price
Outstanding stock options and unvested restricted shares	5,702	$1.87	5,702	$1.87

	Three Months Ended June 30, 2014	Weighted Average Exercise Price	Six Months Ended June 30, 2014	Weighted Average Exercise Price
Outstanding stock options and unvested restricted shares	40	$4.47	40	$4.47

(5)	Debt
As of June 30, 2015, the Company had a $25.0 million revolving line of credit and letter of credit facility with WFB to provide liquidity and working capital through March 31, 2016. Under the WFB Facility, the Company has the option of borrowing funds at agreed upon interest rates. The amount that the Company is able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. At June 30, 2015, the Company's borrowing base was $15.3 million. To maintain availability of funds under the WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.
The Company had $10.0 million outstanding at June 30, 2015 under its WFB Facility. In addition, $3.1 million was committed as security for letters of credit. The Company had $2.3 million of borrowing availability under the WFB Facility as of June 30, 2015. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. The interest rate on the WFB Facility was 3.29% at June 30, 2015.
The Company’s obligations under the WFB Facility are secured by substantially all of its personal property assets and those of its subsidiaries that guarantee the WFB Facility, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company defaults under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the WFB Facility. As of June 30, 2015, the Company was in compliance with these covenants.

(6)	Commitments and Contingencies
Operating Leases
The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2015 (remainder of the year)	$699
2016	603
2017	131
Total minimum lease payments	$1,433

Warranties
The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Beginning balance	$952	$1,265
Charged to cost of revenue	277	98
Claims and settlements	(346)	(351)
Ending balance	$883	$1,012
Performance Bonds
In the normal course of operations, from time to time, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $0.4 million as of June 30, 2015.
Purchase Commitments
The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding was $6.2 million as of June 30, 2015.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue by Geography:
United States	$8,166	$8,139	$17,290	$17,497
Canada	786	687	1,825	1,315
Total North America	8,952	8,826	19,115	18,812
Latin America	7,675	4,768	13,971	9,767
Europe, Middle East, Africa	9,736	17,538	18,956	30,558
Asia Pacific	1,130	1,290	2,573	1,894
Total International	18,541	23,596	35,500	42,219
	$27,493	$32,422	$54,615	$61,031

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue by Products and Services:
Products	$25,915	$30,759	$51,484	$57,587
Services	1,578	1,663	3,131	3,444
Total	$27,493	$32,422	$54,615	$61,031

(8)	Income Taxes
The total amount of unrecognized tax benefits, including interest and penalties, at June 30, 2015 was not material. The amount of tax benefits that would impact the effective income tax rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits during the quarters ended June 30, 2015 and 2014. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.
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
We have incurred significant losses to date and expect that our operating losses and negative cash flows from operations may continue. We incurred a net loss of $4.1 million for the year ended December 31, 2014 and a net loss of $1.0 million for the six months ended June 30, 2015, which net losses have continued to reduce cash and cash equivalents. We had an accumulated deficit of $1,041.9 million as of June 30, 2015. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States and the rest of the world deteriorate, we may experience material adverse impacts on our business, operating results and financial condition. During the past five years, we have continued our focus on cost control and operating efficiency along with restrictions on discretionary spending.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue	100%	100%	100%	100%
Cost of revenue	63%	66%	63%	64%
Gross profit	37%	34%	37%	36%
Operating expenses:
Research and product development	14%	13%	15%	14%
Sales and marketing	16%	15%	16%	16%
General and administrative	8%	5%	8%	5%
Total operating expenses	38%	33%	39%	35%
Operating income (loss)	(1)%	1%	(2)%	1%
Interest expense, net	0%	0%	0%	0%
Other expense, net	0%	0%	0%	0%
Income (loss) before income taxes	(1)%	1%	(2)%	1%
Income tax provision	0%	0%	0%	0%
Net income (loss)	(1)%	1%	(2)%	1%
Other comprehensive income (loss)	0%	0%	0%	0%
Comprehensive income (loss)	(1)%	1%	(2)%	1%

Net Revenue
Information about our net revenue for products and services for the three and six months ended June 30, 2015 and 2014 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Decrease	% change	2015	2014	Decrease	% change
Products	$25.9	$30.8	$(4.9)	(15.9)%	$51.5	$57.6	$(6.1)	(10.6)%
Services	1.6	1.6	0.0	0.0%	3.1	3.4	(0.3)	(8.8)%
Total	$27.5	$32.4	$(4.9)	(15.1)%	$54.6	$61.0	$(6.4)	(10.5)%

Information about our net revenue for North America and international markets for the three and six months ended June 30, 2015 and 2014 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Increase (Decrease)	% change	2015	2014	Increase (Decrease)	% change
Revenue by geography:
United States	$8.2	$8.1	$0.1	1.2%	$17.3	$17.5	$(0.2)	(1.1)%
Canada	0.8	0.7	0.1	14.3%	1.8	1.3	0.5	38.5%
Total North America	9.0	8.8	0.2	2.3%	19.1	18.8	0.3	1.6%
Latin America	7.7	4.8	2.9	60.4%	14.0	9.8	4.2	42.9%
Europe, Middle East, Africa	9.7	17.5	(7.8)	(44.6)%	19.0	30.5	(11.5)	(37.7)%
Asia Pacific	1.1	1.3	(0.2)	(15.4)%	2.5	1.9	0.6	31.6%
Total International	18.5	23.6	(5.1)	(21.6)%	35.5	42.2	(6.7)	(15.9)%
Total	$27.5	$32.4	$(4.9)	(15.1)%	$54.6	$61.0	$(6.4)	(10.5)%

For the three months ended June 30, 2015, net revenue decreased 15% or $4.9 million to $27.5 million from $32.4 million for the same period last year. For the six months ended June 30, 2015, net revenue decreased 11% or $6.4 million to $54.6 million from $61.0 million for the same period last year. For the three months ended June 30, 2015, product revenue decreased 16% or $4.9 million to $25.9 million, compared to $30.8 million for the same period last year. For the six months ended June 30, 2015, product revenue decreased 11% or $6.1 million to $51.5 million, compared to $57.6 million for the same period last year. The decreases in net revenue and product revenue were primarily due to decreased sales in the Middle East.
Service revenue represents revenue from maintenance and other services associated with product shipments. For the three months ended June 30, 2015 and 2014, service revenue remained flat at $1.6 million. For the six months ended June 30, 2015, service revenue decreased by 9% or $0.3 million to $3.1 million, compared to $3.4 million for the same period last year. The decrease in service revenue for the six months ended June 30, 2015 was primarily due to a $0.3 million decrease in maintenance services.
International net revenue decreased 22% or $5.1 million to $18.5 million for the three months ended June 30, 2015 from $23.6 million for the same period last year, and represented 67% of total net revenue compared with 73% during the same period of 2014. International net revenue decreased 16% or $6.7 million to $35.5 million for the six months ended June 30, 2015 from $42.2 million for the same period last year, and represented 65% of total net revenue compared with 69% during the same period of 2014. The decreases in international net revenue were primarily due to decreased sales in the Middle East.
For the three months ended June 30, 2015 and 2014, three customers represented 25% and 42% of net revenue, respectively. For the six months ended June 30, 2015 and 2014, three customers represented 28% and 36% of net revenue, respectively. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.
Cost of Revenue and Gross Margin
Total cost of revenue, including stock-based compensation, decreased 19% or $4.1 million to $17.3 million for the three months ended June 30, 2015, compared to $21.4 million for the three months ended June 30, 2014. Total cost of revenue, including stock-based compensation decreased 13% or $4.9 million to $34.2 million for the six months ended June 30, 2015 compared to $39.1 million for the same period last year. The decreases in total cost of revenue for the three and six months ended June 30, 2015 were primarily due to decreased sales in the current year period. Gross margin slightly increased due to improved manufacturing efficiencies and product mix.
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

Research and Product Development Expenses
Research and product development expenses decreased 5% or $0.3 million to $3.9 million for the three months ended June 30, 2015 compared to $4.2 million for the three months ended June 30, 2014. Research and product development expenses decreased 4% or $0.3 million to $8.0 million for the six months ended June 30, 2015 compared to $8.3 million for the same period last year. The decreases were primarily due to a reduction in personnel-related expenses from lower headcount as compared to the same period last year. We intend to continue to invest in research and product development to attain our strategic product development objectives while seeking to manage the associated costs through expense controls.
Sales and Marketing Expenses
Sales and marketing expenses decreased 9% or $0.4 million to $4.4 million for the three months ended June 30, 2015 compared to $4.8 million for the three months ended June 30, 2014, and decreased 8% or $0.7 million to $8.8 million for the six months ended June 30, 2015 compared to $9.5 million for the same period last year. The decrease in the three months ended June 30, 2015 was primarily due to a $0.2 million decrease in commissions and a $0.2 million decrease in salaries as a result of headcount reduction. The decrease in the six months ended June 30, 2015 was primarily due to a $0.3 million decrease in salaries and wages as a result of headcount reduction, a $0.3 million decrease in commissions due to lower sales and a $0.1 million decrease in trade show expenses.
General and Administrative Expenses
General and administrative expenses increased 34% or $0.6 million to $2.2 million for the three months ended June 30, 2015 compared to $1.6 million for the three months ended June 30, 2014. General and administrative expenses increased 35% or $1.2 million to $4.5 million for the six months ended June 30, 2015 compared to $3.3 million for the same period last year. The increase in the three months ended June 30, 2015 was primarily due to $0.2 million in increased salaries and wages due to the hiring of Zhone's new Chief Executive Officer ("CEO"), $0.2 million in increased stock compensation expenses and $0.2 million in increased bad debt expenses. The increase in the six months ended June 30, 2015 was primarily due to $0.3 million in increased salaries and wages, $0.1 million with respect to a performance bonus awarded to James Norrod, Zhone's CEO, $0.2 million in increased medical and life insurance expenses, $0.2 million in higher legal fees incurred in the first quarter of 2015, $0.2 million in increased expenses related to facilities and rental equipment to support business operation and $0.1 million in higher travel expenses.
Income Tax Provision
During the three and six months ended June 30, 2015 and 2014, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

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
Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(366)	$369	$(968)	$671
Add:
Interest expense	18	5	73	21
Provision for taxes	22	10	44	53
Depreciation and amortization	174	93	384	183
Non-cash equity-based compensation expense	300	108	473	167
Adjusted EBITDA	$148	$585	$6	$1,095

LIQUIDITY AND CAPITAL RESOURCES
Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.
At June 30, 2015, cash and cash equivalents were $11.1 million compared to $11.5 million at December 31, 2014. The $0.4 million decrease in cash and cash equivalents was attributable to net cash used in investing activities of $0.6 million and $0.1 million resulting from the effect of exchange rates on cash, partially offset by net cash provided by operating and financing activities of $0.1 million and $0.2 million, respectively.
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2015 consisted of a net loss of $1.0 million, adjusted for non-cash charges totaling $0.9 million and an increase in net operating assets totaling $0.2 million. The most significant components of the changes in net operating assets were an increase in accounts receivable of $1.7 million offset by a decrease of inventory of $4.6 million. The increase in accounts receivable was primarily the result of increased sales to several large customers in the current year period. The decrease in inventory was due to better utilization of inventory in the current year period.

Net cash provided by operating activities for the six months ended June 30, 2014 consisted of net income of $0.7 million, adjusted for non-cash credits totaling $0.1 million and offset by an increase in net operating assets totaling $0.7 million. The most significant components of the changes in net operating assets were an increase in accounts receivable of $1.7 million and a decrease in accrued liabilities of $0.8 million offset by a decrease of inventory of $2.2 million. The increase in accounts receivable was primarily the result of increased sales in the current year period. The decrease in accrued liabilities was primarily due to reduced commission and consulting expenses. The decrease in inventory was primarily due to better utilization of inventory.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2015 and 2014 consisted of purchases of property and equipment of $0.6 million and $0.2 million, respectively.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2015 and 2014 consisted of proceeds related to exercises of stock options of $0.2 million and $0.1 million, respectively.
Cash Management
Our primary source of liquidity comes from our cash and cash equivalents which totaled $11.1 million at June 30, 2015, and our $25.0 million revolving line of credit and letter of credit facility (the "WFB" Facility) with Wells Fargo Bank ("WFB").

We had $10.0 million outstanding at June 30, 2015 under the WFB Facility. In addition, $3.1 million was committed as security for letters of credit. We had $2.3 million of borrowing availability under the WFB Facility as of June 30, 2015. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. The interest rate on the WFB Facility was 3.29% at June 30, 2015. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate principal amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. At June 30, 2015, our borrowing base was $15.3 million. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% and is recorded as interest expense.
Our obligations under the WFB Facility are secured by substantially all of our personal property assets and those of our subsidiaries that guarantee the WFB Facility, including our intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we default under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. As of June 30, 2015, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.
Future Requirements and Funding Sources
Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. Our operating lease commitments include $0.8 million of future minimum lease payments spread over the three-year lease term under the lease agreement we entered into in July 2013 for our manufacturing facility in Largo, Florida. In addition, we have $0.2 million of future minimum lease payments spread over the remaining lease period with respect to our Oakland, California campus following the sale of our campus in a sale-leaseback transaction. The total remaining operating lease commitments relate to our various other offices around the world.
From time to time, we may provide or commit to extend credit or credit support to our customers. This financing may include extending the terms for product payments to customers. Any extension of financing to our customers will limit the capital that we have available for other uses.
Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of June 30, 2015, three customers accounted for 45% of net accounts receivable and receivables from customers in countries other than the United States of America represented 88% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

We have incurred significant losses to date and expect that our operating losses and negative cash flows from operations may continue. We incurred a net loss of $4.1 million for the year ended December 31, 2014 and a net loss of $1.0 million for the six months ended June 30, 2015, which net losses have continued to reduce cash and cash equivalents. We had an accumulated deficit of $1,041.9 million at June 30, 2015. In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may be required to sell assets, issue debt or equity securities or borrow on potentially unfavorable terms. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount. We may be unable to sell assets, issue securities or access additional indebtedness to meet these needs on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. Likewise, any equity financing could result in additional dilution of our stockholders. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions we have previously taken. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount. Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and available credit facilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.
Contractual Commitments and Off-Balance Sheet Arrangements
At June 30, 2015, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2015	2016	2017
Operating leases	$1,433	$699	$603	$131
Purchase commitments	6,227	6,227	—	—
Line of credit	10,000	10,000	—	—
Total future contractual commitments	$17,660	$16,926	$603	$131
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
Purchase Commitments
The purchase commitments shown above represent non-cancellable inventory purchase commitments as of June 30, 2015. The inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by us at time of order.
Line of Credit
The line of credit obligation has been recorded as a liability on our balance sheet. The line of credit obligation amount shown above represents the scheduled principal repayment, but not the associated interest payments which may vary based on changes in market interest rates. At June 30, 2015, the interest rate under the WFB Facility was 3.29%.
As of June 30, 2015, we had $10.0 million outstanding under our line of credit under the WFB Facility and an additional $3.1 million committed as security for letters of credit. See above under “Cash Management” for further information about the WFB Facility.

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

For the three months ended June 30, 2015 and 2014, three customers represented 25% and 42% of net revenue, respectively. For the six months ended June 30, 2015 and 2014, three customers represented 28% and 36% of net revenue, respectively.
As of June 30, 2015 and December 31, 2014, three customers accounted for 45% and 53% of net accounts receivable, respectively.
As of June 30, 2015, and December 31, 2014, receivables from customers in countries other than the United States represented 88% and 86%, respectively, of net accounts receivable.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of June 30, 2015, our outstanding debt balance under our WFB Facility was $10.0 million. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. As of June 30, 2015, the interest rate on the WFB Facility was 3.29%. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.2 million.
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
We have performed sensitivity analyses as of June 30, 2015 using a modeling technique that measures the impact arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.3 million at June 30, 2015. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

ZHONE TECHNOLOGIES, INC.

Date: August 7, 2015	By:	/s/ JAMES NORROD
	Name:	James Norrod
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase