Form 10-Q
period 2015-09-30
ZHONE TECHNOLOGIES INC
filed 2015-11-05
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2015, there were approximately 33,450,912 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$8,963	$11,528
Accounts receivable, net of allowances for sales returns and doubtful accounts of $1,118 as of September 30, 2015 and $1,095 as of December 31, 2014	30,921	29,916
Inventories	15,356	19,985
Prepaid expenses and other current assets	2,421	2,863
Total current assets	57,661	64,292
Property and equipment, net	1,447	1,165
Other assets	250	255
Total assets	$59,358	$65,712
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,249	$11,719
Line of credit	5,075	10,000
Accrued and other liabilities	7,014	7,669
Total current liabilities	24,338	29,388
Other long-term liabilities	1,783	1,981
Total liabilities	26,121	31,369
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 33,127 and 32,506 shares as of September 30, 2015 and December 31, 2014, respectively	33	32
Additional paid-in capital	1,076,830	1,075,309
Other comprehensive loss	(243)	(35)
Accumulated deficit	(1,043,383)	(1,040,963)
Total stockholders’ equity	33,237	34,343
Total liabilities and stockholders’ equity	$59,358	$65,712

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenue	$22,128	$29,436	$76,743	$90,467
Cost of revenue	13,371	18,682	47,591	57,834
Gross profit	8,757	10,754	29,152	32,633
Operating expenses:
Research and product development	3,953	4,611	11,945	12,921
Sales and marketing	3,871	4,775	12,640	14,257
General and administrative	2,388	4,024	6,873	7,357
Total operating expenses	10,212	13,410	31,458	34,535
Operating loss	(1,455)	(2,656)	(2,306)	(1,902)
Interest expense, net	(11)	(36)	(80)	(57)
Other income (expense), net	23	—	19	(9)
Loss before income taxes	(1,443)	(2,692)	(2,367)	(1,968)
Income tax provision	9	13	53	66
Net loss	(1,452)	(2,705)	(2,420)	(2,034)
Other comprehensive loss	(137)	(16)	(208)	(30)
Comprehensive loss	$(1,589)	$(2,721)	$(2,628)	$(2,064)
Basic and diluted net loss per share	$(0.04)	$(0.08)	$(0.07)	$(0.06)
Weighted average shares outstanding used to compute basic net loss per share	32,902	32,384	32,724	32,346
Weighted average shares outstanding used to compute diluted net loss per share	32,902	32,384	32,724	32,346

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,420)	$(2,034)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	577	285
Stock-based compensation	880	531
Provision for (recovery of) sales returns and doubtful accounts	24	(205)
Changes in operating assets and liabilities:
Accounts receivable	(1,029)	(632)
Inventories	4,629	1,893
Prepaid expenses and other assets	447	(923)
Accounts payable	530	693
Accrued and other liabilities	(995)	(1,484)
Net cash provided by (used in) operating activities	2,643	(1,876)
Cash flows from investing activities:
Purchases of property and equipment	(717)	(369)
Net cash used in investing activities	(717)	(369)
Cash flows from financing activities:
Proceeds from exercise of stock options	642	128
Net repayment under credit facilities	(4,925)	—
Net cash (used in) provided by financing activities	(4,283)	128
Effect of exchange rate changes on cash	(208)	(30)
Net decrease in cash and cash equivalents	(2,565)	(2,147)
Cash and cash equivalents at beginning of period	11,528	15,686
Cash and cash equivalents at end of period	$8,963	$13,539
Non-cash investing activities:
Changes in accrued and other liabilities related to property and equipment purchases	$(142)	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business
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
The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company transactions and balances have been eliminated in consolidation. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

(c)	Risks and Uncertainties
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $4.1 million for the year ended December 31, 2014 and a net loss of $2.4 million for the nine months ended September 30, 2015, which net losses have continued to reduce cash and cash equivalents. As of September 30, 2015, the Company had approximately $9.0 million in cash and cash equivalents and $5.1 million in current debt outstanding under its revolving line of credit and letter of credit facility (the “WFB Facility”) with Wells Fargo Bank (“WFB”). The Company currently expects to repay the WFB Facility within the next twelve months. The Company entered into its WFB Facility to provide liquidity and working capital through March 31, 2016, as discussed in Note 5.
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
In order to meet the Company’s liquidity needs and finance its capital expenditures and working capital needs for the business, the Company may be required to sell assets, issue debt or equity securities or borrow on unfavorable terms. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict the Company’s ability to operate its business. Likewise, any equity financing could result in additional dilution of the Company’s stockholders. If the Company is unable to sell assets, issue securities or access additional indebtedness to meet these needs on favorable terms, or at all, the Company may become unable to pay its ordinary expenses, including its debt service, on a timely basis and may be required to reduce the scope of its planned product development and sales and marketing efforts beyond the reductions it has previously taken. In addition, the Company may be required to reduce its operations in low margin regions, including reductions in headcount. In October 2015, the Company took steps to reduce its expenses to minimize additional cash burn, including reduction in headcount and in salaries. Based on the Company’s current plans and business conditions, it believes that its focused operating expense discipline along with its existing cash, cash equivalents and available credit facilities will be sufficient to satisfy its anticipated cash requirements for at least the next twelve months.

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
The Company had no financial assets and liabilities as of September 30, 2015 and December 31, 2014 recorded at fair value. The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet as of September 30, 2015 and December 31, 2014, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and debt. The estimated fair value of such instruments at September 30, 2015 and December 31, 2014 approximated their carrying value as reported on the condensed consolidated balance sheet. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.

(g)	Concentration of Risk
The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended September 30, 2015 and 2014, three customers represented 32% and 33% of net revenue, respectively. For the nine months ended September 30, 2015 and 2014, three customers represented 28% and 32% of net revenue, respectively.
Three customers accounted for 53% of net accounts receivable as of September 30, 2015 and December 31, 2014.
As of September 30, 2015 and December 31, 2014, receivables from customers in countries other than the United States represented 87% and 86%, respectively, of net accounts receivable.

(h)	Comprehensive Loss
There have been no items reclassified out of accumulated other comprehensive loss and into net loss. The Company’s other comprehensive loss for the nine months ended September 30, 2015 and 2014 is comprised of only foreign exchange translation adjustments.

(i)     Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of the guidance in ASU No. 2014-09, Revenue from Contracts with Customer, for all entities by one year. With the deferral, the new standard would be effective for the Company on January 1, 2018. Early adoption is permitted, but not before the original effective date of January 1, 2017. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value. The guidance does not apply to inventory that is measured using last-in, first-out ("LIFO") or the retail inventory method. The guidance applies to all other inventory, which includes inventory that is measured using first-in, first-out ("FIFO") or average cost. The guidance is effective for the Company on January 1, 2017. ASU No. 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the effect that ASU 2015-11 will have on its consolidated financial statements and related disclosures.

(2)	Inventories
Inventories as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$9,928	$12,794
Work in process	1,390	2,217
Finished goods	4,038	4,974
	$15,356	$19,985

(3)	Property and Equipment, net
Property and equipment, net, as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015	December 31, 2014
Machinery and equipment	$10,809	$10,120
Computers and acquired software	4,155	4,155
Furniture and fixtures	263	262
Leasehold improvements	2,192	2,066
	17,419	16,603
Less accumulated depreciation and amortization	(15,972)	(15,438)
	$1,447	$1,165
Depreciation and amortization expense associated with property and equipment for the three months ended September 30, 2015 and 2014 amounted to $0.2 million and $0.1 million, respectively. Depreciation and amortization expense associated with property and equipment amounted to $0.6 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively.

(4)	Net Loss Per Share
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
The following tables set forth potential common stock that is not included in the diluted net loss per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except exercise price per share data):

	Three Months Ended September 30, 2015	Weighted Average Exercise Price	Nine Months Ended September 30, 2015	Weighted Average Exercise Price
Outstanding stock options and unvested restricted shares	5,256	$1.91	5,256	$1.91

	Three Months Ended September 30, 2014	Weighted Average Exercise Price	Nine Months Ended September 30, 2014	Weighted Average Exercise Price
Outstanding stock options and unvested restricted shares	1,295	$3.72	1,295	$3.72

(5)	Debt
As of September 30, 2015, the Company had a $25.0 million revolving line of credit and letter of credit facility with WFB to provide liquidity and working capital through March 31, 2016. Under the WFB Facility, the Company has the option of borrowing funds at agreed upon interest rates. The amount that the Company is able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. At September 30, 2015, the Company's borrowing base was $9.2 million. To maintain availability of funds under the WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.

The Company had $5.1 million outstanding at September 30, 2015 under its WFB Facility. In addition, $2.5 million was committed as security for letters of credit. The Company had $1.6 million of borrowing availability under the WFB Facility as of September 30, 2015. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. The interest rate on the WFB Facility was 3.34% at September 30, 2015.
The Company’s obligations under the WFB Facility are secured by substantially all of its personal property assets and those of its subsidiaries that guarantee the WFB Facility, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company defaults under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the WFB Facility. As of September 30, 2015, the Company was in compliance with these covenants.

(6)	Commitments and Contingencies
Operating Leases
The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2015 (remainder of the year)	$433
2016	1,258
2017	780
2018	487
Total minimum lease payments	$2,958
Warranties
The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Beginning balance	$952	$1,265
Charged to cost of revenue	371	208
Claims and settlements	(480)	(507)
Ending balance	$843	$966
Performance Bonds
In the normal course of operations, from time to time, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $0.4 million as of September 30, 2015.
Purchase Commitments
The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding was $5.2 million as of September 30, 2015.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue by Geography:
United States	$8,453	$10,770	$25,743	$28,267
Canada	824	696	2,649	2,011
Total North America	9,277	11,466	28,392	30,278
Latin America	3,868	5,600	17,839	15,367
Europe, Middle East, Africa	8,135	11,539	27,091	42,097
Asia Pacific	848	831	3,421	2,725
Total International	12,851	17,970	48,351	60,189
	$22,128	$29,436	$76,743	$90,467

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue by Products and Services:
Products	$20,512	$27,869	$71,996	$85,456
Services	1,616	1,567	4,747	5,011
Total	$22,128	$29,436	$76,743	$90,467

(8)	Income Taxes
The total amount of unrecognized tax benefits, including interest and penalties, at September 30, 2015 was not material. The amount of tax benefits that would impact the effective income tax rate, if recognized, is not expected to be material. The Company's effective tax rate for the three and nine months ended September 30, 2015 was (0.6)% and (2.2)%, respectively, which was lower than the United States federal statutory tax rate of 34%. The lower tax rate was primarily attributable to the Company's loss from operations, the foreign tax rate differential and non-deductible expenses arising from stock-based compensation.

The Company's effective tax rate for the three and nine months ended September 30, 2014 was (0.5)% and (3.4)%, respectively, which was lower than the United States federal statutory tax rate of 34%. The lower tax rate was primarily attributable to the Company's loss from operations, the foreign tax rate differential and non-deductible expenses arising from stock-based compensation.
There were no significant changes to unrecognized tax benefits during the quarters ended September 30, 2015 and 2014.
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
We have incurred significant losses to date and expect that our operating losses and negative cash flows from operations may continue. We incurred a net loss of $4.1 million for the year ended December 31, 2014 and a net loss of $2.4 million for the nine months ended September 30, 2015, which net losses have continued to reduce cash and cash equivalents. We had an accumulated deficit of $1,043.4 million as of September 30, 2015. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States and the rest of the world deteriorate, we may experience material adverse impacts on our business, operating results and financial condition. During the past five years, we have continued our focus on cost control and operating efficiency along with restrictions on discretionary spending.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue	100%	100%	100%	100%
Cost of revenue	60%	63%	62%	64%
Gross profit	40%	37%	38%	36%
Operating expenses:
Research and product development	18%	16%	16%	14%
Sales and marketing	18%	16%	16%	16%
General and administrative	11%	14%	9%	8%
Total operating expenses	47%	46%	41%	38%
Operating loss	(7)%	(9)%	(3)%	(2)%
Interest income (expense), net	0%	0%	0%	0%
Other expense, net	0%	0%	0%	0%
Loss before income taxes	(7)%	(9)%	(3)%	(2)%
Income tax provision	0%	0%	0%	0%
Net loss	(7)%	(9)%	(3)%	(2)%
Other comprehensive loss	0%	0%	0%	0%
Comprehensive loss	(7)%	(9)%	(3)%	(2)%

Net Revenue
Information about our net revenue for products and services for the three and nine months ended September 30, 2015 and 2014 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Decrease	% change	2015	2014	Decrease	% change
Products	$20.5	$27.8	$(7.3)	(26.3)%	$72.0	$85.5	$(13.5)	(15.8)%
Services	1.6	1.6	0.0	0.0%	4.7	5.0	(0.3)	(6.0)%
Total	$22.1	$29.4	$(7.3)	(24.8)%	$76.7	$90.5	$(13.8)	(15.2)%

Information about our net revenue for North America and international markets for the three and nine months ended September 30, 2015 and 2014 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	% change	2015	2014	Increase (Decrease)	% change
Revenue by geography:
United States	$8.5	$10.8	$(2.3)	(21.3)%	$25.7	$28.3	$(2.6)	(9.2)%
Canada	0.8	0.7	0.1	14.3%	2.7	2.0	0.7	35.0%
Total North America	9.3	11.5	(2.2)	(19.1)%	28.4	30.3	(1.9)	(6.3)%
Latin America	3.9	5.6	(1.7)	(30.4)%	17.8	15.4	2.4	15.6%
Europe, Middle East, Africa	8.1	11.5	(3.4)	(29.6)%	27.1	42.1	(15.0)	(35.6)%
Asia Pacific	0.8	0.8	0.0	0.0%	3.4	2.7	0.7	25.9%
Total International	12.8	17.9	(5.1)	(28.5)%	48.3	60.2	(11.9)	(19.8)%
Total	$22.1	$29.4	$(7.3)	(24.8)%	$76.7	$90.5	$(13.8)	(15.2)%

For the three months ended September 30, 2015, net revenue decreased 25% or $7.3 million to $22.1 million from $29.4 million for the same period last year. For the nine months ended September 30, 2015, net revenue decreased 15% or $13.8 million to $76.7 million from $90.5 million for the same period last year. For the three months ended September 30, 2015, product revenue decreased 26% or $7.3 million to $20.5 million, compared to $27.8 million for the same period last year. For the nine months ended September 30, 2015, product revenue decreased 16% or $13.5 million to $72.0 million, compared to $85.5 million for the same period last year. The decreases in net revenue and product revenue were primarily due to decreased sales in the Middle East.
Service revenue represents revenue from maintenance and other services associated with product shipments. For the three months ended September 30, 2015 and 2014, service revenue remained flat at $1.6 million. For the nine months ended September 30, 2015, service revenue decreased by 6% or $0.3 million to $4.7 million, compared to $5.0 million for the same period last year. The decrease in service revenue for the nine months ended September 30, 2015 was primarily driven by a $0.2 million decrease in maintenance services.
International net revenue decreased 29% or $5.1 million to $12.8 million for the three months ended September 30, 2015 from $17.9 million for the same period last year, and represented 58% of total net revenue compared with 61% during the same period of 2014. International net revenue decreased 20% or $11.9 million to $48.3 million for the nine months ended September 30, 2015 from $60.2 million for the same period last year, and represented 63% of total net revenue compared with 67% during the same period of 2014. The decreases in international net revenue were primarily due to decreased sales in the Middle East.
For the three months ended September 30, 2015 and 2014, three customers represented 32% and 33% of net revenue, respectively. For the nine months ended September 30, 2015 and 2014, three customers represented 28% and 32% of net revenue, respectively. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.
Cost of Revenue and Gross Margin
Total cost of revenue, including stock-based compensation, decreased 28% or $5.3 million to $13.4 million for the three months ended September 30, 2015, compared to $18.7 million for the three months ended September 30, 2014. Total cost of revenue, including stock-based compensation decreased 18% or $10.2 million to $47.6 million for the nine months ended September 30, 2015 compared to $57.8 million for the same period last year. The decreases in total cost of revenue for the three and nine months ended September 30, 2015 were primarily due to decreased sales in the current year period. Gross margin increased due to improved manufacturing efficiencies and product mix.
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

Research and Product Development Expenses
Research and product development expenses decreased 14% or $0.7 million to $3.9 million for the three months ended September 30, 2015 compared to $4.6 million for the three months ended September 30, 2014. Research and product development expenses decreased 8% or $1.0 million to $11.9 million for the nine months ended September 30, 2015 compared to $12.9 million for the same period last year. The decreases were primarily due to a reduction in personnel-related expenses from lower headcount as compared to the same period last year. We intend to continue to invest in research and product development to attain our strategic product development objectives while seeking to manage the associated costs through expense controls.
Sales and Marketing Expenses
Sales and marketing expenses decreased 19% or $0.9 million to $3.9 million for the three months ended September 30, 2015 compared to $4.8 million for the three months ended September 30, 2014, and decreased 11% or $1.6 million to $12.6 million for the nine months ended September 30, 2015 compared to $14.2 million for the same period last year. The decrease in the three months ended September 30, 2015 was primarily due to a $0.6 million decrease in sales expenses and a $0.3 million decrease in marketing expenses. The decrease in sales expenses was mainly attributable to lower commission expenses as a result of lower sales in the third quarter of 2015. The decrease in marketing expense was driven by a $0.2 million decrease in personnel-related expenses as a result of headcount reduction and a $0.1 million decrease in other marketing expenses related to consultants and dues and subscriptions. The decrease in the nine months ended September 30, 2015 was primarily due to a $0.8 million decrease in both sales expenses and marketing expenses. The decrease in sales expenses was primarily due to a $0.5 million decrease in commissions as a result of lower sales during the current-year period, a $0.1 million decrease in salaries as a result of headcount reduction, a $0.1 million decrease in agency approval or certification expenses and a $0.1 million decrease in expenses from outside services. The decrease in marketing expenses was primarily due to a $0.5 million decrease in salaries and benefits as a result of headcount reduction, a $0.1 million decrease in consultants expenses, a $0.1 million decrease in expenses from trade shows and a $0.1 million decrease in expenses from dues and subscriptions.
General and Administrative Expenses
General and administrative expenses decreased 41% or $1.6 million to $2.4 million for the three months ended September 30, 2015 compared to $4.0 million for the three months ended September 30, 2014. General and administrative expenses decreased 7% or $0.5 million to $6.9 million for the nine months ended September 30, 2015 compared to $7.4 million for the same period last year. The decrease in the three months ended September 30, 2015 was primarily due to a $1.4 million decrease in bonus expense due to restructuring in 2014, a $0.1 million decrease in accounting and bank fees due to decrease borrowing in the third quarter of 2015 and a $0.1 million decrease in property taxes due to a tax refund. The decrease in the nine months ended September 30, 2015 was primarily due to a $1.3 million decrease in bonus expense related to the one-time performance bonus provided to the former Chief Executive Officer in 2014, partially offset by a $0.6 million increase in salaries and benefits and a $0.2 million increase in legal fees.
Income Tax Provision
During the three and nine months ended September 30, 2015 and 2014, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

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
Set forth below is a reconciliation of net loss to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(1,452)	$(2,705)	$(2,420)	$(2,034)
Add:
Interest expense	14	36	87	57
Provision for taxes	9	13	53	66
Depreciation and amortization	193	102	577	285
Non-cash equity-based compensation expense	407	364	880	531
Adjusted EBITDA	$(829)	$(2,190)	$(823)	$(1,095)

LIQUIDITY AND CAPITAL RESOURCES
Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.
At September 30, 2015, cash and cash equivalents were $9.0 million compared to $11.5 million at December 31, 2014. The $2.5 million decrease in cash and cash equivalents was attributable to net cash used in financing and investing activities of $4.3 million and $0.7 million, respectively, and $0.2 million resulting from the effect of exchange rate changes on cash, partially offset by net cash provided by operating activities of $2.6 million.
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2015 consisted of a net loss of $2.4 million, adjusted for non-cash charges totaling $1.5 million and an increase in net operating assets totaling $3.6 million. The most significant components of the changes in net operating assets were an increase in accounts receivable of $1.0 million offset by a decrease of inventory of $4.6 million. The increase in accounts receivable was primarily the result of increased sales to several large customers in the second quarter of 2015 and timing of receivables collections during the current year period. The decrease in inventory was due to better utilization of inventory in the current year period.

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
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2015 and 2014 consisted of purchases of property and equipment of $0.7 million and $0.4 million, respectively.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2015 consisted of repayments under the WFB Facility of $4.9 million, partially offset by proceeds related to exercises of stock options of $0.6 million. Net cash provided by financing activities for the same period last year consisted of $0.1 million in proceeds from exercise of stock options.
Cash Management
Our primary source of liquidity comes from our cash and cash equivalents which totaled $9.0 million at September 30, 2015, and our $25.0 million revolving line of credit and letter of credit facility (the "WFB" Facility) with Wells Fargo Bank ("WFB").

We had $5.1 million outstanding at September 30, 2015 under the WFB Facility. In addition, $2.5 million was committed as security for letters of credit. We had $1.6 million of borrowing availability under the WFB Facility as of September 30, 2015. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. The interest rate on the WFB Facility was 3.34% at September 30, 2015. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate principal amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. At September 30, 2015, our borrowing base was $9.2 million. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% and is recorded as interest expense.
Our obligations under the WFB Facility are secured by substantially all of our personal property assets and those of our subsidiaries that guarantee the WFB Facility, including our intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we default under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. As of September 30, 2015, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.
Future Requirements and Funding Sources
Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. Our operating lease commitments include $0.6 million of future minimum lease payments spread over the three-year lease term under the lease agreement we entered into in July 2013 for our manufacturing facility in Largo, Florida. In addition, we have $1.9 million of future minimum lease payments spread over the remaining lease period with respect to our Oakland, California campus following the sale of our campus in a sale-leaseback transaction. The total remaining operating lease commitments relate to our various other offices around the world.
From time to time, we may provide or commit to extend credit or credit support to our customers. This financing may include extending the terms for product payments to customers. Any extension of financing to our customers will limit the capital that we have available for other uses.
Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of September 30, 2015, three customers accounted for 53% of net accounts receivable and receivables from customers in countries other than the United States of America represented 87% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

We have incurred significant losses to date and expect that our operating losses and negative cash flows from operations may continue. We incurred a net loss of $4.1 million for the year ended December 31, 2014 and a net loss of $2.4 million for the nine months ended September 30, 2015, which net losses have continued to reduce cash and cash equivalents. We had an accumulated deficit of $1,043.4 million at September 30, 2015. In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may be required to sell assets, issue debt or equity securities or borrow on potentially unfavorable terms. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount. We may be unable to sell assets, issue securities or access additional indebtedness to meet these needs on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. Likewise, any equity financing could result in additional dilution of our stockholders. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions we have previously taken. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount. In October 2015, we took steps to reduce our expenses to minimize additional cash burn, including reduction in headcount and in salaries. Based on our current plans and business conditions, we believe that our focused operating expense discipline along with our existing cash, cash equivalents and available credit facilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.
Contractual Commitments and Off-Balance Sheet Arrangements
At September 30, 2015, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2015	2016	2017	2018
Operating leases	$2,958	$433	$1,258	$780	$487
Purchase commitments	5,175	5,175	—	—	—
Line of credit	5,075	5,075	—	—	—
Total future contractual commitments	$13,208	$10,683	$1,258	$780	$487
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
Purchase Commitments
The purchase commitments shown above represent non-cancellable inventory purchase commitments as of September 30, 2015. The inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by us at time of order.
Line of Credit
The line of credit obligation has been recorded as a liability on our balance sheet. The line of credit obligation amount shown above represents the scheduled principal repayment, but not the associated interest payments which may vary based on changes in market interest rates. At September 30, 2015, the interest rate under the WFB Facility was 3.34%.
As of September 30, 2015, we had $5.1 million outstanding under our line of credit under the WFB Facility and an additional $2.5 million committed as security for letters of credit. See above under “Cash Management” for further information about the WFB Facility.

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
For the three months ended September 30, 2015 and 2014, three customers represented 32% and 33% of net revenue, respectively. For the nine months ended September 30, 2015 and 2014, three customers represented 28% and 32% of net revenue, respectively.
As of September 30, 2015 and December 31, 2014, three customers accounted for 53% of net accounts receivable.
As of September 30, 2015, and December 31, 2014, receivables from customers in countries other than the United States represented 87% and 86%, respectively, of net accounts receivable.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of September 30, 2015, our outstanding debt balance under our WFB Facility was $5.1 million. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 3.0%. As of September 30, 2015, the interest rate on the WFB Facility was 3.34%. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.1 million.
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
We have performed sensitivity analyses as of September 30, 2015 using a modeling technique that measures the impact arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.3 million at September 30, 2015. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

ZHONE TECHNOLOGIES, INC.

Date: November 5, 2015	By:	/s/ JAMES NORROD
	Name:	James Norrod
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase