Form 10-K
period 2015-12-31
ZHONE TECHNOLOGIES INC
filed 2016-03-23
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 4, 2016, there were 34,350,172 shares outstanding of the registrant’s common stock, $0.001 par value. As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of common stock held by non-affiliates of the registrant was approximately $58,498,069.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

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

PART I

ITEM 1.    BUSINESS
Company Overview
We design, develop and manufacture communications network equipment for enterprises and telecommunications operators worldwide. Our products enable both enterprises and network service providers to deliver high speed fiber access, while transporting voice, video and data to the end user. Our next-generation solutions are based upon our SLMS architecture. From its inception, this SLMS architecture was specifically designed for the delivery of multiple classes of subscriber services (such as voice, data and video distribution), rather than being based on a particular protocol or media. In other words, our SLMS products are built to support the migration from legacy circuit to packet technologies and from copper to fiber technologies. This flexibility and versatility allows our products to adapt to future technologies while allowing service providers to focus on the delivery of additional high bandwidth services. Because this SLMS architecture is designed to interoperate with existing legacy equipment, service providers can leverage their existing networks to deliver a combination of voice, data and video services today, while they migrate, either simultaneously or at a future date, from legacy equipment to next-generation equipment with minimal interruption. We believe that our SLMS solution provides an evolutionary path for service providers from their existing infrastructures, as well as gives newer service providers the capability to deploy cost-effective, multi-service networks that can support voice, data and video. In addition to our established product offerings in our core business, our FiberLAN Passive Optical Local Area Network (LAN) product provides an alternative to switched copper-based ethernet LANs.
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
Target customers of our FiberLAN business include hospitality, education, sports arenas, corporate campuses, government, manufacturing and business enterprises. We believe FiberLAN Passive Optical LAN is one of the most cost-effective, efficient and environmentally friendly alternatives to existing copper-based Ethernet LAN infrastructure.
In 2015, we established a dedicated sales team to focus on the growth of our FiberLAN Passive Optical LAN market penetration. As a result of this dedication, we became a leading supplier of FiberLAN Passive Optical LAN solutions in the hospitality and education markets and grew our global market presence by triple digit percentages. We also expanded our sales footprint with the addition of several new channel partners and announced joint marketing efforts with TE Connectivity and Clearfield Communications.
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
Zhone launched our flagship MXK IP Multi-service Terabit Access Concentrator (MXK) and multiple new Optical Line Terminal (OLT) and outdoor units in late 2009. Our MXK product is a converged multi-services access platform that can be configured as a Gigabit Passive Optical Network (GPON) or Active Ethernet OLT. The MXK GPON line module is ITU-T G.984 compliant, delivering data throughputs of up to 2.5 Gbps downstream and 1.25 Gbps upstream. Each line card is designed for up to 64 passive splits per fiber. Active Ethernet delivers up to 1 Gbps point-to-point from a 20-port card. MXK continues to be widely deployed by service providers around the world, with over 9,777 total MXK units deployed as of December 31, 2015 at over 150 service providers in more than 40 countries.
Zhone’s MXK product supports high-performance business and residential FTTx services. Unlike most competing products, MXK has the ability to support both Passive Optical Network (PON) and Active Ethernet fiber technologies to the node, curb or premises as well as a host of copper line interfaces. With our MXK product, service providers can offer digital or Radio Frequency (RF) video, high-bandwidth Internet access, VoIP and digital subscriber line (DSL) from a single platform. Additionally, our MXK product can support up to 9,216 GPON subscribers in a single MXK chassis. In 2014, Zhone's MXK GPON solution was one of the first to receive Metro Ethernet Forum's Certification for Carrier Ethernet (CE) 2.0.
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
In 2015, we launched our first fiber-only ONTs with integrated support for RF video and Power over Ethernet (PoE). The new 2625p and 2645p GPON ONTs are designed to deliver advanced triple-play services in multi-room environments such as hotels, hospitals, assisted living facilities and university dorms where traditional cable television service must also be delivered over the fiber infrastructure. These indoor models in Zhone's zNID 2600 product line provide a simple, fully integrated solution, flexibility in deployment, reduced hardware costs and greater energy efficiency.

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
Ethernet Service Delivery – We offer a complete array of equipment that allows carriers to deliver ethernet services over copper or fiber. For business subscribers, our ethernet over copper product family allows carriers to quickly deliver ethernet services over existing copper symmetrical high-speed digital subscriber line (SHDSL) or T1/E1 circuits. Multiple circuits can be bonded to provide over 70 Megabits per second, enough to deliver ample ethernet bandwidth to satisfy business subscribers’ growing service requirements. This copper-based solution provides a compelling alternative to burying fiber and dedicating valuable fiber strands to long-haul ethernet services to small and medium enterprises.

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

•
Continuing the Development and Enhancement of Our SLMS Products. Our SLMS architecture is the cornerstone of our product development strategy. The design criteria for SLMS products include carrier-class reliability, multi-protocol and multi-service support, and ease of provisioning. We intend to continue to introduce SLMS products that offer the configurations and feature sets that our customers require. In addition, we have introduced products that adhere to the standards, protocols and interfaces dictated by international standards bodies and service providers. In 2009, we introduced our MXK product, an SLMS-based product that provides a converged multi-services access platform. In 2012, we launched our FiberLAN Optical LAN Solutions (OLS), a cost-effective, efficient and environmentally friendly alternative to existing copper-based ethernet LAN infrastructure. In 2014, we developed our MXK-F fiber-only platform to meet the growing needs of fiber-only carriers. To facilitate the rapid development of our existing and new SLMS architecture and products, we have established engineering teams responsible for each critical aspect of the architecture and products. We intend to continue to leverage our expertise in voice, data and video technologies to enhance our SLMS architecture, supporting new services, protocols and technologies as they emerge. To further this objective, we intend to continue investing in research and development efforts to extend the SLMS architecture and introduce new SLMS products.

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
Legacy, Service and Other Products
Our legacy products support a variety of voice and data services, and are broadly deployed by service providers worldwide. Our main legacy product during 2015 and 2014 was our Integrated Multiple Access Communication Server (IMACS) product which functions as a multi-access multiplexer.
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
Customers
For our core business, we sell our products and services to network service providers that offer voice, data and video services to businesses, governments, utilities and residential consumers. Our global customer base includes regional, national and international telecommunications carriers. To date, our products are deployed by over 750 network service providers on six continents worldwide. Emirates Telecommunications Corporation (Etisalat) accounted for 11% of net revenue in 2015 and 2014. Baud Telecom Company represented 1% and 14% of net revenue in 2015 and 2014, respectively. No other customers accounted for 10% or more of net revenue during either period.
For our FiberLAN business, we sell our FiberLAN solutions directly and through system integrators and distributors to hospitality, education, stadiums, manufacturing and business enterprises as well as to the government and military. Our global FiberLAN customer base includes hotels, universities, sports arenas, military bases, government institutions, manufacturing facilities and Fortune 500 businesses. In 2015, we grew our global enterprise revenue by 150% and achieved over 300% growth in both the hospitality and education vertical. We were selected as an alliance partner to IBM's Sports and Entertainment Global Consortium focused on designing, building and delivering the ultimate fan experience.
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
We conduct the majority of our research and product development activities at our headquarters in Oakland, California. In Oakland, we have built an extensive communications laboratory with hundreds of access infrastructure products from multiple vendors that serve as an interoperability and test facility. This facility allows us to emulate a communications network with serving capacity equivalent to that supporting a city of 350,000 residents. We also have focused engineering staff and activities at additional development centers located in Alpharetta, Georgia and Largo, Florida.
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
We continue our commitment to invest in leading edge technology research and development. Our research and product development expenditures were $15.4 million, $17.3 million, and $15.3 million in 2015, 2014 and 2013, respectively. All of our expenditures for research and product development costs, as well as stock-based compensation expense relating to research and product development, have been expensed as incurred. Stock-based compensation expense in 2015, 2014 and 2013 related to research and product development was immaterial. We plan to continue to support the development of new products and features, while seeking to carefully manage associated costs through expense controls.
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
Backlog
Our backlog consists of purchase orders for products and services that we expect to ship or perform within the next year. Our backlog may fluctuate based on the timing of when purchase orders are received. At December 31, 2015, our backlog was $4.2 million, as compared to $4.8 million at December 31, 2014. We consider backlog to be an indicator, but not the sole predictor, of future sales because our customers may cancel or defer orders without penalty.
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
Our Quality Management System is compliant with ISO-9001:2008 and we are certified to ISO-9001:2008 by our external registrar, National Standards Authority of Ireland (NSAI). ISO-9001:2008 ensures our processes are documented, followed, and continuously improved. Internal audits are conducted on a regular schedule by our quality assurance personnel, and external audits are conducted by our external registrar every year. Our quality system is based upon our model for quality assurance in production and service to ensure our products meet rigorous quality standards.
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
Employees
As of December 31, 2015, we employed 246 individuals worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.
Executive Officers
Set forth below is information concerning our executive officers and their ages as of December 31, 2015.

Name	Age	Position
Morteza Ejabat (1)	65	Executive Chairman of the Board of Directors
James Norrod	67	Chief Executive Officer and President
Kirk Misaka	57	Chief Financial Officer, Corporate Treasurer and Secretary
(1) On January 31, 2016, Morteza Ejabat resigned from his position as a director and as Executive Chairman of Zhone, effective immediately.
Morteza Ejabat was a co-founder of Zhone and served as Executive Chairman of the Board of Directors from July 2014 until January 31, 2016. From June 1999 to July 2014, Mr. Ejabat served as Zhone's President, Chief Executive Officer and Chairman of the Board. Prior to co-founding Zhone, from June 1995 to June 1999, Mr. Ejabat was President and Chief Executive Officer of Ascend Communications, Inc., a provider of telecommunications equipment which was acquired by Lucent Technologies, Inc. in June 1999. Previously, Mr. Ejabat held various senior management positions with Ascend from September 1990 to June 1995, most recently as Executive Vice President and Vice President, Operations. Mr. Ejabat holds a B.S. in Industrial Engineering and an M.S. in Systems Engineering from California State University at Northridge, and an M.B.A. from Pepperdine University.
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
Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition that could adversely affect our stock price. During recent years our stock price has been volatile. Between December 2011 and December 2015, our stock price ranged from a low of $0.40 to a high of $6.62. We anticipate that our stock price and trading volume may continue to be volatile in the future, whether due to the factors described above, volatility in public stock markets generally (particularly in the technology sector) or otherwise.

Between October 2011 and July 2013, the bid price for our common stock traded below the $1.00 minimum per share bid price required for continued inclusion on the Nasdaq Capital Market under Marketplace Rule 5550(a)(2), and we received letters from The Nasdaq Stock Market, or Nasdaq, requiring us to regain compliance within a specified period. A failure to regain compliance could result in our stock being delisted, subject to a right of appeal. In August 2013, we received written notification from Nasdaq advising us that we had regained compliance with the minimum bid price rule as the closing bid price of our common stock had been $1.00 per share or greater for ten consecutive business days. During the three months ended December 31, 2015, the closing bid price of our common stock was below $1.00 per share on six trading days. There can be no assurance that our stock price will remain above the minimum bid price or that we will be able to regain compliance if our stock price falls below the minimum bid price again in the future. In addition, if our average market capitalization falls below the carrying value of our assets for an extended period of time as it has done during recent years, this may indicate that the fair value of our net assets is below their carrying value, and may result in recording impairment charges.

We have experienced significant losses and we may incur losses in the future. If we fail to generate sufficient revenue to sustain our profitability, our stock price could decline.
We have incurred significant losses to date and expect that our operating losses and negative cash flows from operations may continue. Our net loss was $2.0 million for the year ended December 31, 2015 and we had an accumulated deficit of $1,043.0 million at December 31, 2015. We have significant fixed expenses and expect that we will continue to incur substantial manufacturing, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the ongoing development of our business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to acquisitions and the integration of new technologies and other acquisitions that may occur in the future. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to sustain profitability in future periods will depend on our ability to generate and sustain higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue to sustain profitability in future periods, we may continue to incur operating losses, which could be substantial, and our stock price could decline.
We have significant debt obligations, which could adversely affect our business, operating results and financial condition.
As of December 31, 2015, we had approximately $5.0 million of total debt outstanding under our $25.0 million revolving line of credit and letter of credit facility (the WFB Facility) with Wells Fargo Bank (WFB), of which all was current. We currently expect to repay the WFB Facility within the next twelve months. In addition, as of December 31, 2015, $2.9 million was committed as security for various letters of credit under the WFB Facility. We expect to make borrowings from time to time under the WFB Facility. The WFB Facility includes covenants, restrictions and financial ratios that may restrict our ability to operate our business. Our debt obligations could materially and adversely affect us in a number of ways, including:

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
We cannot assure you that we will be able to generate cash flow in amounts sufficient to enable us to service our debt or to meet our working capital and capital expenditure requirements. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, due to borrowing base restrictions or otherwise, we may be required to sell assets, reduce capital expenditures, purchase credit insurance or obtain additional financing. We cannot assure you that we will be able to engage in any of these actions on reasonable terms, if at all.
If we default under the WFB Facility because of a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. We were in compliance with our covenants under our WFB Facility as of December 31, 2015. In 2010, we failed to satisfy a financial covenant under our former revolving line of credit and letter of credit facility. Although we were able to obtain a waiver with respect to that default, we cannot give assurances that we will be able to obtain a waiver should a default occur under our WFB Facility in the future. Any acceleration of amounts due could have a material adverse effect on our liquidity and financial condition.
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
As of December 31, 2015, we had approximately $10.1 million in cash and cash equivalents and $5.0 million outstanding under our bank lending facility. Our current lack of liquidity could harm us by:

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
In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may be required to sell assets, issue debt or equity securities, purchase credit insurance, or borrow on potentially unfavorable terms. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount. In October 2015, we took steps to reduce our expenses to minimize additional cash burn, including reduction in headcount and in salaries. We may be unable to sell assets, access additional indebtedness or undertake other actions to meet these needs. As a result, we may become unable to pay our ordinary expenses, including our debt service, on a timely basis. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. Likewise, any equity financing could result in additional dilution of our stockholders. If we are unable to sell assets, issue securities or access additional indebtedness to meet these needs on favorable terms, or at all, we may become unable to pay our ordinary expenses, including our debt service, on a timely basis and may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions we have previously taken. In addition, we may not be able to fund our business expansion, take advantage of future opportunities, or respond to competitive pressures or unanticipated capital requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
We commenced our FiberLAN business in 2012 with the launch of our FiberLAN Passive Optical LAN product, which provides an alternative to switched copper-based LANs. The success of our FiberLAN business depends on our ability to market and sell our FiberLAN Passive Optical LAN product to the enterprise market, including hospitality, education, sports arenas, corporate campuses, government, manufacturing and business enterprises. We may be unsuccessful in implementing our business plan for our FiberLAN business, or we may not be able to achieve the revenue that we expect from our FiberLAN business. We may experience difficulties with product reliability, partnering, and sales and marketing efforts that could adversely affect our FiberLAN business and divert management attention and resources from our core business.
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
The target customers for our products are network service providers that operate voice, data and video communications networks. There are a limited number of potential customers in our target market. For the years ended December 31, 2015 and 2014, three customers represented 26% and 31% of net revenue, respectively. We expect that a significant portion of our future revenue will depend on sales of our products to a limited number of customers. As a result, our revenue for any quarter may be subject to significant volatility based on changes in orders from one or a small number of key customers. Any failure of one or more customers to purchase products from us for any reason, including any downturn in their businesses, would seriously harm our business, financial condition and results of operations.
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
Our future success depends upon the continued services of James Norrod, our President and Chief Executive Officer
and our other executive officers, our ability to identify, attract and retain highly skilled technical, managerial, sales and marketing personnel who have critical industry experience and relationships that we rely on to build our business. The loss of the services of any of our key employees, including our Chief Executive Officer and our Chief Financial Officer, could delay the development and production of our products and negatively impact our ability to maintain customer relationships, which would harm our business, financial condition and results of operations.

Any strategic acquisitions or investments we make could disrupt our operations and harm our operating results.
As of December 31, 2015, we had acquired twelve companies or product lines since we were founded in 1999. Further, we may acquire additional businesses, products or technologies in the future. On an ongoing basis, we may evaluate acquisitions of, or investments in, complementary companies, products or technologies to supplement our internal growth. Also, in the future, we may encounter difficulties identifying and acquiring suitable acquisition candidates on reasonable terms.
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
At December 31, 2015, our executive officers, directors and entities affiliated with them beneficially owned, in the aggregate, approximately 26% of our outstanding common stock, 5% of which was beneficially owned by Morteza Ejabat, who resigned from his position as a director and Executive Chairman of Zhone on January 31, 2016. These stockholders, if acting together, will be able to influence substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of our company even if such a transaction would be beneficial to our other stockholders. In addition, provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our worldwide headquarters are located in Oakland, California. We also lease facilities for manufacturing, research and development purposes at locations including Largo, Florida and Alpharetta, Georgia. We maintain smaller offices to provide sales and customer support at various domestic and international locations. We believe that our existing facilities are suitable and adequate for our present purposes.

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

2015:
	High	Low
Fourth Quarter ended December 31, 2015	$1.60	$0.91
Third Quarter ended September 30, 2015	2.40	1.35
Second Quarter ended June 30, 2015	3.04	1.20
First Quarter ended March 31, 2015	1.81	1.20

2014:
	High	Low
Fourth Quarter ended December 31, 2014	$2.73	$1.70
Third Quarter ended September 30, 2014	3.85	2.64
Second Quarter ended June 30, 2014	4.45	2.08
First Quarter ended March 31, 2014	6.62	3.62
As of March 4, 2016, there were 745 registered stockholders of record. A substantially greater number of holders of Zhone common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during 2015.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data has been derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statement of Comprehensive Income (Loss) Data:
Net revenue	$100,756	$120,582	$122,248	$115,385	$124,502
Cost of revenue (1)	61,989	78,748	76,116	79,101	80,541
Gross profit	38,767	41,834	46,132	36,284	43,961
Operating expenses:
Research and product development (1)	15,449	17,340	15,326	18,542	21,380
Sales and marketing (1)	16,375	19,079	20,159	19,304	22,297
General and administrative (1)	8,691	9,409	6,199	7,157	7,784
Impairment of fixed assets	—	—	—	61	4,236
Total operating expenses	40,515	45,828	41,684	45,064	55,697
Operating income (loss)	(1,748)	(3,994)	4,448	(8,780)	(11,736)
Interest expense, net	(88)	(68)	(85)	(102)	(41)
Other income (expense), net	7	(1)	(7)	(9)	111
Income (loss) before income taxes	(1,829)	(4,063)	4,356	(8,891)	(11,666)
Income tax provision	188	68	42	124	60
Net income (loss)	$(2,017)	$(4,131)	$4,314	$(9,015)	$(11,726)
Other comprehensive loss	(321)	(100)	(151)	(21)	(40)
Comprehensive income (loss)	$(2,338)	$(4,231)	$4,163	$(9,036)	$(11,766)
Basic net income (loss) per share	$(0.06)	$(0.13)	$0.14	$(0.29)	$(0.38)
Diluted net income (loss) per share	$(0.06)	$(0.13)	$0.13	$(0.29)	$(0.38)

Shares used in per-share calculation
Basic	32,941	32,380	31,429	31,010	30,671
Diluted	32,941	32,380	33,021	31,010	30,671
(1) Amounts include stock-based compensation cost as follows:
Cost of revenue	$7	$7	$—	$63	$61
Research and product development	53	11	2	297	244
Sales and marketing	105	29	2	250	350
General and administrative	966	739	420	704	1,015

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$10,113	$11,528	$15,686	$11,119	$18,190
Working capital	34,243	34,904	39,291	34,868	43,027
Total assets	56,645	65,712	71,817	61,724	80,732
Stockholders’ equity	$34,157	$34,343	$37,559	$31,940	$39,527

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We design, develop and manufacture communications network equipment for enterprises and telecommunications operators worldwide. Our products enable both enterprises and network service providers to deliver high speed fiber access, while transporting voice, video and data to the end-user. Our next-generation solutions are based upon our SLMS architecture. From its inception, this SLMS architecture was specifically designed for the delivery of multiple classes of subscriber services (such as voice, data and video distribution), rather than being based on a particular protocol or media. In other words, our SLMS products are built to support the migration from legacy circuit to packet technologies and from copper to fiber technologies. This flexibility and versatility allows our products to adapt to future technologies while allowing service providers to focus on the delivery of additional high bandwidth services. Because this SLMS architecture is designed to interoperate with existing legacy equipment, service providers can leverage their existing networks to deliver a combination of voice, data and video services today, while they migrate, either simultaneously or at a future date, from legacy equipment to next-generation equipment with minimal interruption. We believe that our SLMS solution provides an evolutionary path for service providers from their existing infrastructures, as well as gives newer service providers the capability to deploy cost-effective, multi-service networks that can support voice, data and video. In addition to our established product offerings in our core business, our FiberLAN Passive Optical LAN product provides an alternative to switched copper-based ethernet LANs.
Our core business provides access products to carriers and service providers worldwide. We believe that carriers and service providers can increase their revenues and lower their operating costs by using our products to deliver high quality video and interactive entertainment and IP enabled next generation voice services in addition to their existing voice and data service offerings, all on a platform that permits a seamless migration from legacy technologies to a converged packet-based architecture. Target customers of our FiberLAN business include hospitality, education, sports arenas, corporate campuses, government, manufacturing and business enterprises. We believe FiberLAN Passive Optical LAN is one of the most cost-effective, efficient and environmentally friendly alternatives to existing copper-based Ethernet LAN infrastructure.
In 2015, we established a dedicated sales team to focus on the growth of our FiberLAN Passive Optical LAN market penetration. As a result of this dedication, we became a leading supplier of FiberLAN Passive Optical LAN solutions in the hospitality and education markets and grew our global market presence by triple digit percentages. We also expanded our sales footprint with the addition of several new channel partners and announced joint marketing efforts with TE Connectivity and Clearfield Communications.
We have incurred significant losses to date and expect that our operating losses and negative cash flows from operations may continue. Our net loss was $2.0 million for the year ended December 31, 2015 and we had an accumulated deficit of $1,043.0 million at December 31, 2015. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States and the rest of the world deteriorate, we may experience material adverse impacts on our business, operating results and financial condition. During the past six years, we have continued our focus on cost control and operating efficiency along with restrictions on discretionary spending.
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

	Year ended December 31,
	2015	2014	2013
Net revenue	100%	100%	100%
Cost of revenue	62%	65%	62%
Gross profit	38%	35%	38%
Operating expenses:
Research and product development	15%	14%	13%
Sales and marketing	16%	16%	16%
General and administrative	9%	8%	5%
Total operating expenses	40%	38%	34%
Operating income (loss)	(2)%	(3)%	4%
Interest expense, net	0%	0%	0%
Other income (expense), net	0%	0%	0%
Income (loss) before income taxes	(2)%	(3)%	4%
Income tax provision	0%	0%	0%
Net income (loss)	(2)%	(3)%	4%
Other comprehensive loss	0%	0%	0%
Comprehensive income (loss)	(2)%	(3)%	4%
2015 COMPARED WITH 2014
Net Revenue
Information about our net revenue for products and services for 2015 and 2014 is summarized below (in millions):

	2015	2014	Increase (Decrease)	% change
Products	$93.9	$114.0	$(20.1)	(18)%
Services	6.9	6.6	0.3	5%
	$100.8	$120.6	$(19.8)	(16)%

Information about our net revenue for North America and international markets for 2015 and 2014 is summarized below (in millions):

	2015	2014	Increase (Decrease)	% change
Revenue by geography:
United States	$35.1	$36.2	$(1.1)	(3)%
Canada	3.7	2.9	0.8	28%
Total North America	38.8	39.1	(0.3)	(1)%
Latin America	24.4	20.0	4.4	22%
Europe, Middle East, Africa	33.2	58.1	(24.9)	(43)%
Asia Pacific	4.4	3.4	1.0	29%
Total International	62.0	81.5	(19.5)	(24)%
Total	$100.8	$120.6	$(19.8)	(16)%

Net revenue decreased 16% or $19.8 million to $100.8 million for 2015 compared to $120.6 million for 2014. The decrease in net revenue was attributable to the decrease in product revenue, partially offset by a slight increase in service revenue. Product revenue decreased 18% or $20.1 million in 2015. The decrease in product revenue was primarily due to decreased sales in the Middle East. Service revenue increased 5% or $0.3 million in 2015. Service revenue represents revenue from maintenance and other services associated with product shipments. The increase in service revenue was primarily due to net increased sales of maintenance services of $0.5 million, partially offset by decreased sales of installation services of $0.2 million.
International net revenue decreased 24% or $19.5 million to $62.0 million in 2015 and represented 62% of total net revenue compared with 68% in 2014. The decrease in international net revenue was primarily due to decreased sales in Europe and the Middle East, reflecting the economic slowdown in these regions, and was partially offset by higher revenue from Latin America and Asia. Net revenue from North America decreased 1% or $0.3 million to $38.8 million in 2015 compared to $39.1 million in 2014. The decrease was primarily due to fewer broadband development projects in connection with federal stimulus funding.
For the years ended December 31, 2015, 2014 and 2013, three customers represented 26%, 31% and 33% of net revenue, respectively. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.
Cost of Revenue and Gross Profit
Total cost of revenue, including stock-based compensation, decreased $16.7 million or 21% to $62.0 million for 2015, compared to $78.7 million for 2014. The decrease in cost of revenue for 2015 was primarily due to changes in product mix and lower personnel-related expenses. Total cost of revenue was 62% of net revenue for 2015, compared to 65% of net revenue for 2014, which resulted in an increase in gross profit percentage from 35% in 2014 to 38% in 2015. The year-over-year increase in gross margin was primarily due to stronger margins in North America, stronger enterprise margins, increased service revenue and continued manufacturing efficiencies.
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
Research and Product Development Expenses
Research and product development expenses decreased 11% or $1.9 million to $15.4 million for 2015 compared to $17.3 million for 2014. The decrease was primarily due to lower personnel-related expenses of $1.3 million resulting from a restructuring during the fourth quarter of 2015. The decrease was also due to a decrease of $0.4 million in tooling and inventory expensed for research and development purposes and a decrease of $0.2 million in consultant fees. We intend to continue to invest in research and product development to attain our strategic product development objectives while seeking to manage the associated costs through expense controls.
Sales and Marketing Expenses
Sales and marketing expenses decreased 14% or $2.7 million to $16.4 million for 2015 compared to $19.1 million for 2014. The decrease in sales expenses was primarily attributable to decreased commissions of $1.0 million as a result of decreased sales in 2015 compared to 2014 and lower personnel-related expenses of $1.0 million related to a restructuring during the fourth quarter of 2015. The decrease was also due to lower trade show expenses of $0.2 million, lower hotel expenses of $0.2 million, lower expense in agency approval of $0.1 million, lower consulting costs of $0.1 million, and lower dues and subscriptions of $0.1 million.
General and Administrative Expenses
General and administrative expenses decreased 8% or $0.7 million to $8.7 million for 2015 compared to $9.4 million for 2014. The decrease was mainly attributable to $1.3 million decrease in bonus expense related to the one-time performance bonus provided to Zhone's former Chief Executive Officer in 2014, partially offset by a $0.2 million increase in stock-based compensation expenses, a $0.2 million increase in legal costs, and a $0.2 million increase in travel expenses in 2015.

Impairment of Fixed Assets
Impairment of fixed assets was zero for both 2015 and 2014.
Interest Expense, net
Interest expense, net for 2015 and 2014 remained flat at $0.1 million. Our outstanding debt balances decreased from $10.0 million at December 31, 2014 to $5.0 million at December 31, 2015, and interest rates remained low during 2015 and 2014.
Other Income (Expense)
Other income (expense) for 2015 and 2014 remained flat and was immaterial.
Income Tax Provision
We recorded an income tax provision of $0.2 million and $0.1 million related to foreign and state taxes for the years ended December 31, 2015 and 2014, respectively. No material provision or benefit for income taxes was recorded in 2015 and 2014, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.
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
International net revenue increased 1% or $0.9 million to $81.5 million in 2014 and represented 68% of total net revenue compared with 66% in 2013. The increase in international net revenue was primarily due to increased sales in Europe and the Middle East as a result of recent growth in demand for our products in these regions, which was partially offset by lower revenue from Latin America and Asia. Net revenue from North America decreased 6% or $2.5 million to $39.1 million in 2014 compared to $41.6 million in 2013. The decrease was primarily due to fewer broadband development projects in connection with federal stimulus funding.
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
Impairment of Fixed Assets
Impairment of fixed assets was zero for both 2014 and 2013.
Interest Expense, net
Interest expense, net for 2014 and 2013 remained flat at $0.1 million. Our outstanding debt balances remained constant and interest rates remained low during 2014 and 2013.
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
Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income (loss)	$(2,017)	$(4,131)	$4,314
Add:
Interest expense	98	68	85
Income tax provision	188	68	42
Depreciation and amortization	767	403	367
Non-cash equity-based compensation expense	1,131	786	424
Adjusted EBITDA	$167	$(2,806)	$5,232

LIQUIDITY AND CAPITAL RESOURCES
Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

At December 31, 2015, cash and cash equivalents were $10.1 million compared to $11.5 million at December 31, 2014. The decrease in cash and cash equivalents of $1.4 million was attributable to net cash used in financing activities and investing activities of $4.0 million and $0.8 million, respectively, in addition to a foreign currency translation adjustment of $0.3 million. These decreases were partially offset by net cash provided by operating activities of $3.7 million.
Operating Activities
For fiscal year 2015, net cash provided by operating activities consisted of a net loss of $2.0 million, adjusted for non-cash charges totaling $1.8 million and an increase in operating assets totaling $3.9 million. The most significant components of the changes in net operating assets were a decrease in inventory of $5.2 million and decrease in accounts receivable of $1.8 million, partially offset by a decrease in accrued and other liabilities of $2.4 million and a decrease in accounts payable of $1.7 million. The decrease in inventory was due to better utilization of inventory in 2015. The decrease in accounts receivable was related to the timing of cash collections and decreased sales. The decrease in accounts payable was primarily due to timing of payments. The decrease in accrued and other liabilities was due to a non-cash decrease of $0.5 million due to the continued amortization of our deferred gain and leasehold improvement liabilities in connection with our Oakland campus as well as a lower warranty reserve of $0.3 million. In addition, accrued commissions decreased by $0.5 million as a result of lower sales in 2015, unearned revenue decreased by $0.4 million and personnel-related payables decreased by $0.2 million due to restructuring during the fourth quarter of 2015.
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
Investing Activities
Net cash used in investing activities consisted of purchases of property and equipment of $0.8 million and $0.9 million for fiscal years 2015 and 2014, respectively, which purchases related mainly to the continued build-out of our Oakland campus lab facilities and software upgrades.
Financing Activities
For fiscal year 2015, net cash used in financing activities consisted of repayments under the WFB Facility of $5.0 million, partially offset by proceeds related to exercise of stock options of $1.0 million.
For fiscal year 2014, net cash provided by financing activities consisted of proceeds from exercise of stock options of $0.2 million.
Cash Management
Our primary source of liquidity comes from our cash and cash equivalents, which totaled $10.1 million at December 31, 2015, and our $25.0 million WFB Facility. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts.
We had $5.0 million outstanding at December 31, 2015 under our WFB Facility. In addition, $2.9 million was committed as security for letters of credit. We had $2.1 million of borrowing availability under our WFB Facility as of December 31, 2015. The maturity date under the WFB Facility is March 31, 2019. Effective March 23, 2016, amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on our average excess availability (as calculated under the WFB Facility). At December 31, 2015, amounts borrowed under the WFB Facility bore interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 2.75%. At December 31, 2015, the interest rate and weighted average interest rate on the WFB Facility were 3.34% and 3.12%, respectively. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate principal amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. In addition, under the WFB Facility, we are able to utilize the facility as security for letters of credit. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% and is recorded as interest expense.

Our obligations under the WFB Facility are secured by substantially all of our personal property assets and those of our subsidiaries that guarantee the WFB Facility, including our intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we default under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. As of December 31, 2015, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.
Future Requirements and Funding Sources
Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. Our operating lease commitments include $1.8 million of future minimum lease payments spread over the three-year lease term under the lease agreement we entered into in September 2015 with respect to our Oakland, California campus. In addition, we have $0.4 million of future minimum lease payments spread over the remaining period of the three-year lease term under the lease agreement we entered into in July 2013 for our manufacturing facility in Largo, Florida. In February 2016, we entered into a ten-year lease beginning June 30, 2016 for a manufacturing facility in Largo, Florida to replace our existing manufacturing facility, which requires us to pay a minimum of $5.6 million in future lease payments. We will have to perform significant build-out of the manufacturing facility and will receive a non-refundable tenant improvement allowance of up to $1.0 million for the required alterations to the property. The tenant improvement allowance amount will be amortized over the term of the lease as an offset to rent expense.
From time to time, we may provide or commit to extend credit or credit support to our customers. This financing may include extending the terms for product payments to customers. Any extension of financing to our customers will limit the capital that we have available for other uses.
Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of December 31, 2015, three customers accounted for 44% of net accounts receivable. Receivables from customers in countries other than the United States of America represented 83% of net accounts receivable at December 31, 2015. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.
We have incurred significant losses to date and expect that our operating losses and negative cash flows from operations may continue. Our net loss was $2.0 million for the year ended December 31, 2015 and we had an accumulated deficit of $1,043.0 million at December 31, 2015. In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may be required to sell assets, issue debt or equity securities, purchase credit insurance or borrow on potentially unfavorable terms. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount. In October 2015, we took steps to reduce our expenses to minimize additional cash burn, including reduction in headcount and in salaries. We may be unable to sell assets, issue securities or access additional indebtedness to meet these needs on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. Likewise, any equity financing could result in additional dilution of our stockholders. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions we have previously taken. Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and available credit facilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.
Contractual Commitments and Off-Balance Sheet Arrangements
At December 31, 2015, our future contractual commitments by fiscal year were as follows (in thousands):

	Total	Payments due by period
		2016	2017	2018	2019	2020 and thereafter
Operating leases	$8,196	$1,275	$1,273	$995	$523	$4,130
Purchase commitments	6,351	6,351	—	—	—	—
Line of credit	5,000	5,000	—	—	—	—
Total future contractual commitments	$19,547	$12,626	$1,273	$995	$523	$4,130

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
Purchase Commitments
The purchase commitments shown above represent non-cancellable inventory purchase commitments as of December 31, 2015.
Line of Credit
The line of credit obligation has been recorded as a liability on our balance sheet. The line of credit obligation amount shown above represents the scheduled principal repayment, but not the associated interest payments which may vary based on changes in market interest rates. At December 31, 2015, the interest rate and weighted average interest rate on the WFB Facility were 3.34% and 3.12%, respectively.
As of December 31, 2015, we had $5.0 million outstanding under our line of credit under the WFB Facility and an additional $2.9 million committed as security for letters of credit. The maturity date under the WFB Facility is March 31, 2019. See above under “Cash Management” for further information about the WFB Facility.
Income Taxes
The unrecognized tax benefits are not included in the table above because any amounts expected to be settled in cash are not material.

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
For the years ended December 31, 2015 and 2014, three customers represented 26% and 31% of net revenue, respectively. As of December 31, 2015 and 2014, three customers accounted for 44% and 53% of net accounts receivable, respectively. As of December 31, 2015 and 2014, receivables from customers in countries other than the United States represented 83% and 86%, respectively, of net accounts receivable.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of December 31, 2015, our outstanding debt balance under our WFB Facility was $5.0 million. Effective March 23, 2016, amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on our average excess availability (as calculated under the WFB Facility). At December 31, 2015, amounts borrowed under the WFB Facility bore interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 2.75%. As of December 31, 2015, the interest rate on the WFB Facility was 3.34%. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2.00% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.1 million.

Foreign Currency Risk
We transact business in various foreign countries. Substantially all of our assets are located in the United States. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily intercompany receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During 2015 and 2014, we did not hedge any of our foreign currency exposure. During 2015 and 2014, we recorded zero foreign exchange loss in other income (expense) on our statements of comprehensive income (loss).
We have performed sensitivity analyses as of December 31, 2015 and 2014, using a modeling technique that measures the impact on the balance sheet arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.3 million and $0.4 million for 2015 and 2014, respectively. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Zhone Technologies, Inc.:
We have audited the accompanying consolidated balance sheets of Zhone Technologies, Inc. and subsidiaries (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited Zhone Technologies, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Zhone Technologies, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting at Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zhone Technologies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Zhone Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
/s/ KPMG LLP
San Francisco, California
March 23, 2016

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2015 and 2014
(In thousands, except par value)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$10,113	$11,528
Accounts receivable, net of allowances for sales returns and doubtful accounts of $960 in 2015 and $1,095 in 2014	28,209	29,916
Inventories	14,802	19,985
Prepaid expenses and other current assets	1,914	2,863
Total current assets	55,038	64,292
Property and equipment, net	1,358	1,165
Other assets	249	255
Total assets	$56,645	$65,712
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,053	$11,719
Line of credit	5,000	10,000
Accrued and other liabilities	5,742	7,669
Total current liabilities	20,795	29,388
Other long-term liabilities	1,693	1,981
Total liabilities	22,488	31,369
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 33,813 and 32,506 shares as of December 31, 2015 and 2014, respectively	34	32
Additional paid-in capital	1,077,459	1,075,309
Other comprehensive loss	(356)	(35)
Accumulated deficit	(1,042,980)	(1,040,963)
Total stockholders’ equity	34,157	34,343
Total liabilities and stockholders’ equity	$56,645	$65,712

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2015, 2014 and 2013
(In thousands, except per share data)

	2015	2014	2013
Net revenue	$100,756	$120,582	$122,248
Cost of revenue (1)	61,989	78,748	76,116
Gross profit	38,767	41,834	46,132
Operating expenses:
Research and product development (1)	15,449	17,340	15,326
Sales and marketing (1)	16,375	19,079	20,159
General and administrative (1)	8,691	9,409	6,199
Total operating expenses	40,515	45,828	41,684
Operating income (loss)	(1,748)	(3,994)	4,448
Interest expense, net	(88)	(68)	(85)
Other income (expense), net	7	(1)	(7)
Income (loss) before income taxes	(1,829)	(4,063)	4,356
Income tax provision	188	68	42
Net income (loss)	$(2,017)	$(4,131)	$4,314
Other comprehensive loss—foreign currency translation adjustments	(321)	(100)	(151)
Comprehensive income (loss)	$(2,338)	$(4,231)	$4,163

Earnings per common share
Basic	$(0.06)	$(0.13)	$0.14
Diluted	$(0.06)	$(0.13)	$0.13

Weighted average shares outstanding used to compute earnings per common share
Basic	32,941	32,380	31,429
Diluted	32,941	32,380	33,021

(1) Amounts include stock-based compensation costs as follows:
Cost of revenue	7	7	—
Research and product development	53	11	2
Sales and marketing	105	29	2
General and administrative	966	739	420

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2015, 2014 and 2013 (In thousands)

	Common stock		Additional paid-in capital	Other comprehensive income/(loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 2012	31,116	$31	$1,072,839	$216	$(1,041,146)	$31,940
Exercise of stock options for cash	930	1	1,031	—	—	1,032
Stock-based compensation:
Employee stock-based compensation	—	—	213	—	—	213
Issuance of common stock for executive services	138	—	132	—	—	132
Issuance of common stock for director services	65	—	79	—	—	79
Net income	—	—	—	—	4,314	4,314
Foreign currency translation adjustment	—	—	—	(151)	—	(151)
Balances as of December 31, 2013	32,249	32	1,074,294	65	(1,036,832)	37,559
Exercise of stock options for cash	223	—	229	—	—	229
Stock-based compensation:
Employee stock-based compensation	—	—	725	—	—	725
Issuance of common stock for director services	34	—	61	—	—	61
Net loss	—	—	—	—	(4,131)	(4,131)
Foreign currency translation adjustment	—	—	—	(100)	—	(100)
Balances as of December 31, 2014	32,506	32	1,075,309	(35)	(1,040,963)	34,343
Exercise of stock options for cash	1,249	1	1,020	—	—	1,021
Stock-based compensation:
Employee stock-based compensation	—	—	1,021	—	—	1,021
Issuance of common stock for director services	58	1	109	—	—	110
Net loss	—	—	—	—	(2,017)	(2,017)
Foreign currency translation adjustment	—	—	—	(321)	—	(321)
Balances as of December 31, 2015	33,813	$34	$1,077,459	$(356)	$(1,042,980)	$34,157

See accompanying notes to consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(2,017)	$(4,131)	$4,314
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	767	403	367
Stock-based compensation	1,131	786	424
Sales returns and doubtful accounts	(135)	(357)	(1,426)
Changes in operating assets and liabilities:
Accounts receivable	1,842	3,769	(6,082)
Inventories	5,183	(423)	1,842
Prepaid expenses and other current assets	949	(594)	321
Other assets	6	(1)	(46)
Accounts payable	(1,666)	(970)	5,460
Accrued and other liabilities	(2,357)	(1,919)	(986)
Net cash provided by (used in) operating activities	3,703	(3,437)	4,188
Cash flows from investing activities:
Purchases of property and equipment	(818)	(850)	(502)
Net cash used in investing activities	(818)	(850)	(502)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,021	229	1,032
Repayment under credit facilities	(5,000)	—	—
Net cash provided by (used in) financing activities	(3,979)	229	1,032
Effect of exchange rate changes on cash	(321)	(100)	(151)
Net increase (decrease) in cash and cash equivalents	(1,415)	(4,158)	4,567
Cash and cash equivalents at beginning of year	11,528	15,686	11,119
Cash and cash equivalents at end of year	$10,113	$11,528	$15,686
Non-cash investing activities:
Changes in accrued and other liabilities related to property and equipment purchases	(142)	—	—
Supplemental disclosures of cash flow information:
Cash paid during period for:
Taxes	$67	$68	$42
Interest	98	68	85
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
(c) Risks and Uncertainties
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $2.0 million for the year ended December 31, 2015 which reduced cash and cash equivalents in 2015. As of December 31, 2015, the Company had approximately $10.1 million in cash and cash equivalents and $5.0 million in current debt outstanding under its revolving line of credit and letter of credit facility (the “WFB Facility”) with Wells Fargo Bank (“WFB”). The Company currently expects to repay the WFB Facility within the next twelve months. The maturity date under the WFB Facility is March 31, 2019. See Note 4 for additional information.
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
In order to meet the Company’s liquidity needs and finance its capital expenditures and working capital needs for the business, the Company may be required to sell assets, issue debt or equity securities, purchase credit insurance, or borrow on unfavorable terms. In addition, the Company may be required to reduce its operations in low margin regions, including reductions in headcount. In October 2015, the Company took steps to reduce its expenses to minimize additional cash burn, including reduction in headcount and in salaries. The Company may be unable to sell assets, issue securities or access additional indebtedness to meet these needs on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict the Company’s ability to operate its business. Likewise, any equity financing could result in additional dilution of the Company’s stockholders. If the Company is unable to sell assets, issue securities or access additional indebtedness to meet these needs on favorable terms, or at all, the Company may become unable to pay its ordinary expenses, including its debt service, on a timely basis and may be required to reduce the scope of its planned product development and sales and marketing efforts beyond the reductions it has previously taken. Based on the Company’s current plans and business conditions, it believes that its existing cash, cash equivalents and available credit facilities will be sufficient to satisfy its anticipated cash requirements for at least the next twelve months.
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
Activity under the Company’s allowance for sales returns and doubtful accounts was comprised as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Balance at beginning of year	$1,095	$1,452	$2,878
Charged to revenue	1,277	884	776
Reversal of expense	(71)	(91)	(180)
Utilization	(1,341)	(1,150)	(2,022)
Balance at end of year	$960	$1,095	$1,452
The allowance for doubtful accounts was $0.5 million and $0.6 million as of December 31, 2015 and 2014, respectively.
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
(h) Foreign Currency Translation
For operations outside the United States, the Company translates assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at end of period exchange rates. Revenues and expenses are translated at monthly average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries, is included in accumulated other comprehensive loss, which is reflected as a separate component of stockholders’ equity. Realized gains and losses on foreign currency transactions are included in other income

(expense) in the accompanying consolidated statement of comprehensive income (loss). During 2015, 2014 and 2013, the Company recorded no realized foreign exchange gain or loss on its statements of comprehensive income (loss).
(i) Comprehensive Income (Loss)
There have been no items reclassified out of accumulated other comprehensive income (loss) and into net income (loss). The Company’s other comprehensive loss for the years ended December 31, 2015, 2014, and 2013 is comprised of only foreign exchange translations.
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

For the year ended December 31, 2015, 2014 and 2013, three customers represented 26%, 31% and 33% of net revenue, respectively. The target customers for the Company’s products are network service providers that operate voice, data and video communications networks. There are a limited number of potential customers in this target market. The Company expects that a significant portion of the Company’s future revenue will depend on sales of its products to a limited number of customers. Any failure of one or more customers to purchase products from the Company for any reason, including any downturn in their businesses, would seriously harm the Company’s business, financial condition and results of operations.

As of December 31, 2015 and December 31, 2014, three customers accounted for 44% and 53% of net accounts receivable, respectively. As of December 31, 2015 and December 31, 2014, receivables from customers in countries other than the United States represented 83% and 86%, respectively, of net accounts receivable.
From time to time, the Company may provide or commit to extend credit or credit support to its customers. As of December 31, 2015, the Company did not have any significant customer financing commitments or guarantees.
The Company’s products are concentrated primarily in the communications equipment market, which is highly competitive and subject to rapid change. Significant technological changes in the industry could adversely affect operating results. The Company’s inventories include components that may be specialized in nature, and subject to rapid technological obsolescence. The Company actively manages inventory levels, and the Company considers technological obsolescence and potential changes in product demand based on macroeconomic conditions when estimating required allowances to reduce recorded inventory amounts to market value. Such estimates could change in the future.
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
The Company estimates the fair value of its long-lived assets based on a combination of market information primarily obtained from third-party quotes and online markets. In the application of the impairment testing, the Company is required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. During the years ended December 31, 2015, 2014, and 2013, the Company recorded no impairment charges related to the impairment of long-lived assets. The Company’s long-lived assets as of December 31, 2015 and 2014 consisted of net fixed assets totaling $1.4 million and $1.2 million, respectively.
(m) Accounting for Stock-Based Compensation
The Company uses the Black Scholes model to estimate the fair value of options, which is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company's expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rates and expected dividends. The expected stock price volatility is based on the weighted average of the historical volatility of the Company's common stock over the most recent period commensurate with the estimated expected life of the Company's stock options. The Company based its expected life assumption on its historical experience and on the terms and conditions of the stock awards granted to employees. Risk free interest rates reflect the yield on zero-coupon U.S. Treasury securities.
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
(n) Income Taxes
The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2015 and 2014 due to the significant uncertainty regarding whether the deferred tax assets will be realized.
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
In February 2016, the FASB issued ASU 2016-02, "Leases". ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has not evaluated the impact of the guidance on its consolidated financial statements.

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
The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet as of December 31, 2015 and 2014, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and debt. The estimated fair value of such instruments at December 31, 2015 and 2014 approximated their carrying value as reported on the consolidated balance sheet. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.
The Company had no financial assets and liabilities as of December 31, 2015 and 2014 recorded at fair value.

(3) Balance Sheet Detail
Balance sheet detail as of December 31, 2015 and 2014 is as follows (in thousands):

	2015	2014
Inventories:
Raw materials	$9,764	$12,794
Work in process	1,273	2,217
Finished goods	3,765	4,974
	$14,802	$19,985

Property and equipment, net:
Machinery and equipment	10,783	10,120
Computers and acquired software	3,911	4,155
Furniture and fixtures	124	262
Leasehold improvements	1,920	2,066
	16,738	16,603
Less accumulated depreciation and amortization	(15,380)	(15,438)
	$1,358	$1,165

Depreciation and amortization expense associated with property and equipment amounted to $0.8 million, $0.4 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

	2015	2014
Accrued and other liabilities (in thousands):
Accrued warranty	$652	$952
Accrued compensation	1,468	2,296
Deferred revenue	393	809
Other	3,229	3,612
	$5,742	$7,669
The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table summarizes the activity related to the product warranty liability during the years ended December 31, 2015 and 2014 (in thousands):

Balance at December 31, 2013	$1,265
Charged to cost of revenue	358
Claims and settlements	(671)
Balance at December 31, 2014	$952
Charged to cost of revenue	318
Claims and settlements	(618)
Balance at December 31, 2015	$652

(4) Debt
As of December 31, 2015, the Company had a $25.0 million revolving line of credit and letter of credit facility with WFB.
Under the WFB Facility, the Company has the option of borrowing funds at agreed upon interest rates. The amount that the Company is able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit, which at December 31, 2015 was $2.9 million. To maintain availability of funds under the WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.
The Company had $5.0 million outstanding at December 31, 2015 under its WFB Facility. In addition, $2.9 million was committed as security for letters of credit. The Company had $2.1 million of borrowing availability under the WFB Facility as of December 31, 2015. The maturity date under the WFB Facility is March 31, 2019. Effective March 23, 2016, amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on our average excess availability (as calculated under the WFB Facility). At December 31, 2015, amounts borrowed under the WFB Facility bore interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin of 2.75%. At December 31, 2015, the interest rate and weighted average interest rate on the WFB Facility were 3.34% and 3.12%, respectively.

The Company’s obligations under the WFB Facility are secured by substantially all of its personal property assets and those of its subsidiaries that guarantee the WFB Facility, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company defaults under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the WFB Facility. As of December 31, 2015, the Company was in compliance with these covenants.

(5) Executive Compensation

On August 12, 2015, the Board of Directors of Zhone approved a $0.3 million performance bonus for Kirk Misaka, Zhone's Chief Financial Officer. The performance bonus was paid in August 2015.

On March 31, 2015, the Board of Directors of Zhone approved a $0.1 million performance bonus for James Norrod, Zhone’s Chief Executive Officer. The performance bonus was paid in April 2015.

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

In connection with this transition, the Company paid Mr . Ejabat a one-time performance bonus in the amount of $1.7 million on July 17, 2014 in recognition of his services as Chief Executive Officer since 1999. The performance bonus was expensed during the three month period ended September 30, 2014. On January 31, 2016, Mr. Ejabat resigned from his position as a director and as Executive Chairman of Zhone, effective immediately.

(6) Stockholders’ Equity
(a) Overview
As of December 31, 2015 and 2014, the Company’s equity capitalization consisted of 180 million authorized shares of common stock, of which 33.8 million and 32.5 million, respectively, were outstanding.
(b) Stock-Based Compensation
As of December 31, 2015, the Company had two types of share-based compensation plans related to stock options and employee stock purchases. The compensation cost that has been charged as an expense in the statement of comprehensive income (loss) for those plans was $1.1 million, $0.8 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The following table summarizes stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year ended December 31,
	2015	2014	2013
Compensation expense relating to employee stock options	$1,131	$786	$424

Stock Options
The Company’s stock-based compensation plans are designed to attract, motivate, retain and reward talented employees, directors and consultants and align stockholder and employee interests. The Company has two active stock option plans, the Amended and Restated Special 2001 Stock Incentive Plan and the Amended and Restated 2001 Stock Incentive Plan. Stock options are primarily issued from the Amended and Restated 2001 Stock Incentive Plan. This plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant, except that any options granted to a 10% stockholder must have an exercise price equal to at least 110% of the fair market value of the Company’s common stock on the date of grant. The Board of Directors determines the term of each option, the option exercise price and the vesting terms. Stock options are generally granted at an exercise price equal to the fair market value on the date of grant, expiring seven to ten years from the date of grant and vesting over a period of four years. On January 1 of each year, if the number of shares available for grant under the Amended and Restated 2001 Stock Incentive Plan is less than 5% of the total number of shares of common stock outstanding as of that date, the shares available for grant under the plan are automatically increased by the amount necessary to make the total number of shares available for grant equal to 5% of the total number of shares of common stock outstanding, or by a lesser amount as determined by the Board of Directors. As of December 31, 2015, 2.4 million shares were available for grant under these plans.
On July 17, 2014, the Compensation Committee of our Board of Directors approved the grant of an inducement award to Mr. Norrod in connection with his appointment as Zhone's President and Chief Executive Officer and as a member of the Board. The award consisted of a stock option to purchase 1,250,000 shares of Zhone's common stock at an exercise price equal to the closing price of Zhone's common stock on the grant date, which stock option was granted on July 21, 2014. The estimated fair value of the stock option award at the grant date was $2.8 million and is being amortized to expense over the service period of four years.
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
The assumptions used to value option grants for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year ended December 31,
	2015	2014	2013
Expected term	4.0 - 5.19 years	4.0 - 5.2 years	4.7 years
Expected volatility	79% - 84%	81% - 110%	94%
Risk free interest rate	1.62%	1.72%	1.42%
The weighted average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $1.86, $1.83 and $1.17 per share, respectively. The intrinsic value of options exercised for the years ended December 31, 2015, 2014 and 2013 was $1.0 million, $0.5 million and $3.9 million, respectively. The Company received $1.0 million, $0.2 million, and $1.0 million in proceeds from stock option exercises for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table sets forth the summary of option activity under the stock option program for the year ended December 31, 2015 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	6,085	$1.89	3.60	$2,758
Granted	177	$1.77
Canceled/Forfeited	1,588	$0.82
Exercised	1,249	$1.32
Outstanding as of December 31, 2015	3,425	$2.49	3.90	$23
Vested and expected to vest at December 31, 2015	2,796	$2.39	3.49	$22
Vested and exercisable at December 31, 2015	2,203	$2.17	2.89	$19
The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price as of December 31, 2015 of $1.00, which would have been received by the option holders had the option holders exercised their options as of that date.
As of December 31, 2015, there was $2.5 million of unrecognized compensation costs, adjusted for estimated forfeitures related to unvested stock-based payments granted which are expected to be recognized over a weighted average period of 1.9 years.

(7) Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year ended December 31,
	2015	2014	2013
Numerator:
Net income (loss)	$(2,017)	$(4,131)	$4,314
Denominator:
Weighted average number of shares outstanding:
Basic	32,941	32,380	31,429
Effect of dilutive securities:
Stock options and share awards	—	—	1,592
Diluted	32,941	32,380	33,021
Net income (loss) per share:
Basic	$(0.06)	$(0.13)	$0.14
Diluted	$(0.06)	$(0.13)	$0.13

The following tables set forth potential common stock that is not included in the diluted net income (loss) per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands, except exercise price per share data):

	2015	Weighted average exercise price
Outstanding stock options and unvested restricted shares	3,496	$2.49

	2014	Weighted average exercise price
Outstanding stock options and unvested restricted shares	6,167	$1.87

	2013	Weighted average exercise price
Warrants	3	$32.45
Outstanding stock options and unvested restricted shares	40	$1.34
	43
As of December 31, 2015, 2014 and 2013, there were zero shares of issued common stock subject to repurchase.

(8) Income Taxes
The following is a summary of the components of income tax expense applicable to loss before income taxes (in thousands):

	Year ended December 31,
	2015	2014	2013
Current:
Federal	—	—	—
State	13	4	21
Foreign	175	64	21
Total current tax expense	$188	$68	$42
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred tax expense	$—	$—	$—
Total tax expense	$188	$68	$42

A reconciliation of the expected tax expense (benefit) to the actual tax expense is as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Expected tax expense (benefit) at statutory rate (35%)	$(640)	$(1,446)	$1,510
State taxes, net of Federal effect	8	3	13
Foreign rate differential	430	166	(5,465)
Valuation allowance	(55)	985	3,962
Stock-based compensation	396	275	136
Other	49	85	(114)
Total tax expense	$188	$68	$42

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Deferred tax assets:
Net operating loss, capital loss, and tax credit carryforwards	$506,031	$518,667
Fixed assets and intangible assets	13,331	11,918
Inventory and other reserves	5,436	2,874
Other	34	83
Gross deferred tax assets	524,832	533,542
Less valuation allowance	(524,832)	(533,542)
Total net deferred tax assets	$—	$—
For the years ended December 31, 2015 and 2014, the net changes in the valuation allowance were a decrease of $8.7 million and $36.9 million, respectively. The Company recorded a full valuation allowance against the net deferred tax assets at December 31, 2015 and 2014 since it is more likely than not that the net deferred tax assets will not be realized due to the lack of previously paid taxes and anticipated taxable income.
As of December 31, 2015, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $1,338.8 million and $178.4 million, respectively, which are available to offset future taxable income, if any, in years through 2034. These losses begin to expire in 2015. In 2014, the Company recorded an adjustment to reduce its federal net operating loss carry forwards by $73.6 million to reflect allocations of losses to its foreign affiliate. Approximately $3.6 million federal and $2.3 million California net operating loss carryforwards stated here are attributable to employee stock option deductions, the benefit from which will be allocated to paid-in-capital rather than current income when subsequently recognized. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change will be significantly reduced. The Company’s deferred tax asset and related valuation allowance would be reduced as a result. The Company has not yet performed a Section 382 study to determine the amount of reduction, if any.
As of December 31, 2015, the Company also had research credit carryforwards for federal and state income tax purposes of approximately $23.1 million and $7.9 million, respectively, which are available to reduce future income taxes, if any, in years through 2034 and over an indefinite period, respectively. The federal credits begin to expire in 2015 and the California credits carryover indefinitely. Additionally, the Company had alternative minimum tax credit carryforwards for federal income tax purposes of approximately $0.1 million which are available to reduce future income taxes, if any, over an indefinite period. The Company also had enterprise zone credit carryforwards for state income tax purposes of approximately $0.2 million which are available to reduce future state income taxes, if any, over an indefinite period.

The Company may have unrecognized tax benefits included in its deferred tax assets which are subject to a full valuation allowance as of December 31, 2015 and 2014. However, the Company has not yet performed a study to determine the amount of such unrecognized tax benefits.
Interest and penalties, to the extent accrued on unrecognized tax benefits in the future, will be included in tax expense.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

• Federal	2012 – 2015
• California and Canada	2011 – 2015
• Brazil	2010 – 2015
• Germany	2008 – 2015
• United Kingdom	2011 – 2015
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

(9) Related-Party Transactions
In the ordinary course of business, the Company’s executive officers and non-employee directors are reimbursed for travel related expenses when incurred for business purposes. The Company previously reimbursed its former Chairman, Morteza Ejabat, for the direct operating expenses incurred in the use of his private aircraft when used for business purposes. The amount reimbursed for these expenses was zero, zero, and $0.1 million during the years ended December 31, 2015, 2014 and 2013, respectively.
Additionally, the Company provides Robert Dahl, Zhone's Director and Chairman of the Audit Committee, access to approximately 240 square feet of office space to facilitate the role of Mr. Dahl as chair of the Audit Committee and to facilitate communications between the Company and Mr. Dahl. Mr. Dahl owns and maintains separate phone, fax, server and computer systems. The Company does not incur any incremental costs in connection with the provision of this office space.

(10) Commitments and Contingencies
Operating Leases
The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options.
Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating leases
Year ending December 31:
2016	$1,275
2017	1,273
2018	995
2019	523
2020 and thereafter	4,130
Total minimum lease payments	$8,196
The above amounts include $6.0 million and $1.8 million of future minimum lease payments with respect to the Company’s manufacturing facility in Largo, Florida and headquarters in Oakland, California, respectively. In February 2016, the Company entered into a ten-year lease beginning June 30, 2016 for a manufacturing facility in Largo, Florida to replace the Company's existing manufacturing facility, which requires the Company to pay a minimum of $5.6 million in future lease payments. The Company will have to perform significant build-out of the manufacturing facility and will receive a non-refundable tenant improvement allowance of up to $1.0 million for the required alterations to the property. The tenant improvement allowance amount will be amortized over the term of the lease as an offset to rent expense.
For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Rent expense under operating leases, excluding rent relating to excess facilities previously accrued, totaled $2.2 million, $2.3 million and $2.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Sublease rental income was immaterial for the years ended December 31, 2015, 2014 and 2013.
Performance Bonds
In the normal course of operations, from time to time, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds would have been $0.2 million as of December 31, 2015.
Purchase Commitments
The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The amount of non-cancellable purchase commitments outstanding was $6.4 million as of December 31, 2015.
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

(12) Employee Benefit Plan
The Company maintains a 401(k) plan for its employees whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company may make discretionary contributions. The Company made no discretionary contributions to the plan in 2015, 2014, and 2013.

(13) Enterprise Wide Information
The Company designs, develops and manufactures communications network equipment for enterprises and telecommunications operators worldwide. The Company derives substantially all of its revenues from the sales of the Zhone product family. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company has determined that it has operated within one discrete reportable business segment since inception. The following summarizes required disclosures about geographic concentrations and revenue by products and services (in thousands):

	Year ended December 31,
	2015	2014	2013
Revenue by Geography:
United States	$35,038	$36,193	$38,208
Canada	3,708	2,904	3,398
Total North America	38,746	39,097	41,606
Latin America	24,420	19,979	27,253
Europe, Middle East, Africa	33,241	58,067	49,592
Asia Pacific	4,349	3,439	3,797
Total International	62,010	81,485	80,642
	$100,756	$120,582	$122,248

	Year ended December 31,
	2015	2014	2013
Revenue by products and services:
Products	$93,888	$113,986	$113,979
Services	6,868	6,596	8,269
	$100,756	$120,582	$122,248

(14) Quarterly Information (unaudited)

	Year ended December 31, 2015
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Net revenue	$27,122	$27,493	$22,128	$24,013
Gross profit	10,171	10,224	8,757	9,615
Operating income (loss)	(538)	(313)	(1,455)	558
Net income (loss)	(602)	(366)	(1,452)	403
Net income (loss) per share
Basic	$(0.02)	$(0.01)	$(0.04)	$0.01
Diluted	(0.02)	(0.01)	(0.04)	0.01
Weighted-average shares outstanding
Basic	32,605	32,665	32,902	33,527
Diluted	32,605	32,665	32,902	33,957

	Year ended December 31, 2014
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Net revenue	$28,609	$32,422	$29,436	$30,115
Gross profit	10,865	11,014	10,754	9,201
Operating income	355	399	(2,656)	(2,092)
Net income	302	369	(2,705)	(2,097)
Net income per share
Basic	$0.01	$0.01	$(0.08)	$(0.06)
Diluted	0.01	0.01	(0.08)	(0.06)
Weighted-average shares outstanding
Basic	32,299	32,354	32,384	32,484
Diluted	34,826	34,441	32,384	32,484

(15) Subsequent Events

Amendment of WFB Facility
On March 23, 2016, the Company entered into an amendment of the WFB Facility with WFB to, among other matters, add financial covenants with respect to minimum excess availability and minimum fixed charge ratio, remove the financial covenant with respect to maximum capital expenditures, amend the minimum liquidity covenant, establish the financial covenant requirements for minimum EBITDA for 2016, amend the interest rate margin and change the maturity date of the WFB Facility to March 31, 2019.

Office Lease Agreement
On February 18, 2016, the Company entered into an Office Lease Agreement with BACM 2005-3 Bryan Dairy Industrial, LLC, with respect to a manufacturing facility at the Bryan Dairy East Business Park in Largo, Florida. This lease will replace the Company's lease for its existing manufacturing facility in Largo, Florida, which expires on June 21, 2016.

Executive Officer Transition
On January 31, 2016, Morteza Ejabat resigned from his position as a director and as Executive Chairman of Zhone, effectively immediately. Mr. Ejabat has agreed to provide transitional services to Zhone for a period of one year following his resignation. In consideration of such transitional services, Zhone has issued to him 500,000 shares of Zhone common stock pursuant to the Company's Amended and Restated 2001 Stock Incentive Plan.

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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, the end of our fiscal year. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment of internal control over financial reporting, management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by KPMG LLP, an independent registered public accounting firm and their report is included in Item 8 of this report.
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

ITEM 9B.    OTHER INFORMATION

Amendment of WFB Facility
On March 23, 2016, we entered into an amendment of the WFB Facility with WFB to, among other matters, add financial covenants with respect to minimum excess availability and minimum fixed charge ratio, remove the financial covenant with respect to maximum capital expenditures, amend the minimum liquidity covenant, establish the financial covenant requirements for minimum EBITDA for 2016, amend the interest rate margin and change the maturity date of the WFB Facility to March 31, 2019. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Fifth Amendment to Credit and Security Agreements, which is filed with this report as Exhibit 10.14.5 and incorporated herein by reference.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item relating to our corporate governance, directors and nominees, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Corporate Governance Principles and Board Matters,” “Ownership of Securities” and “Proposal 1: Election of Directors” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
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

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is included under the captions “Executive Compensation” and “Compensation Committee Report” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans is included under the captions “Ownership of Securities” and “Executive Compensation” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included under the caption “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements
The Index to Consolidated Financial Statements on page 37 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Exhibits
The Exhibit Index on page 64 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: March 23, 2016	By:	/S/ JAMES NORROD
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

Signature	Title	Date

/S/ JAMES NORROD	President,	March 23, 2016
James Norrod	Chief Executive Officer and Director (Principal Executive Officer)

/S/ KIRK MISAKA	Chief Financial Officer,	March 23, 2016
Kirk Misaka	Treasurer and Secretary (Principal Financial and Accounting Officer)

/S/ C. RICHARD KRAMLICH	Interim Chairman of the Board of Directors	March 23, 2016
C. Richard Kramlich

/S/ MICHAEL CONNORS	Director	March 23, 2016
Michael Connors

/S/ ROBERT DAHL	Director	March 23, 2016
Robert Dahl

/S/ MAHVASH YAZDI	Director	March 23, 2016
Mahvash Yazdi

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation dated February 16, 2005	10-K	000-32743	3.10	March 16, 2005
3.2	Certificate of Amendment of Restated Certificate of Incorporation dated March 11, 2010	10-K	000-32743	3.20	March 16, 2010
3.3	Amended and Restated Bylaws	10-K	000-32743	3.30	March 16, 2005
4.1	Form of Second Restated Rights Agreement dated November 13, 2003	10-Q	000-32743	4.10	May 14, 2004
10.1#	Zhone Technologies, Inc. 1999 Stock Option Plan	10	000-50263	10.20	April 30, 2003
10.2#	Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.10	May 17, 2007
10.3#	Form of Stock Option Agreement for the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.10	September 1, 2006
10.4#	Zhone Technologies, Inc. Amended and Restated Special 2001 Stock Incentive Plan	10-Q	000-32743	10.28	August 15, 2002
10.5#	Form of Restricted Stock Award Agreement for the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.20	May 17, 2007
10.6#	Zhone Technologies, Inc. 2002 Employee Stock Purchase Plan	8-K	000-32743	10.10	May 17, 2006
10.7#	Incentive Awards Program Summary	8-K	000-32743	10.20	March 15, 2006
10.8#	Form of Indemnity Agreement between Zhone Technologies, Inc. and its directors and officers	10-Q	000-32743	10.20	May 14, 2004
10.9#	Form of Change of Control Severance Agreement	10-Q	000-32743	10.10	August 9, 2012
10.10	Letter Agreement dated November 13, 2003 between Zhone Technologies, Inc. and New Enterprise Associates VIII, Limited Partnership	Schedule 13D	005-61973	5.00	November 24, 2003
10.11#	Third Amended and Restated Employment Agreement dated as of July 17, 2014 by and between Zhone Technologies, Inc. and Morteza Ejabat	8-K	000-32743	10.1	July 17, 2014
10.12#	Employment Agreement dated as of July 17, 2014 by and between Zhone Technologies, Inc. and James Norrod	8-K	000-32743	10.2	July 17, 2014
10.13#	Zhone Technologies, Inc. Incentive Bonus Plan	10-Q	000-32743	10.10	November 8, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date
10.14	Credit and Security Agreement, dated as of March 13, 2012, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.16	March 15, 2012
10.14.1	First Amendment to Credit and Security Agreements, dated as of March 12, 2013, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.12.1	March 15, 2013
10.14.2	Second Amendment to Credit and Security Agreements, dated as of September 30, 2013, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	8-K	000-32743	10.20	October 1, 2013
10.14.3	Third Amendment to Credit and Security Agreements, dated as of March 5, 2014, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.13.3	March 5, 2014
10.14.4	Fourth Amendment to Credit and Security Agreements, dated as of March 6, 2015, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.13.4	March 6, 2015

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date
10.14.5
Fifth Amendment to Credit and Security Agreements, dated as of March 23, 2016, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association
X
10.15	Credit and Security Agreement (Ex-Im Subfacility), dated as of March 13, 2012, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.17	March 15, 2012
10.16	Office Lease Agreement, dated February 18, 2016, between Zhone Technologies, Inc. and BACM 2005-3 Bryan Dairy Industrial, LLC	8-K	000-32743	10.1	February 23, 2016
10.17	Transition Support Service Agreement dated as of January 31, 2016 between Zhone Technologies, Inc. and Morteza Ejabat					X
21.2	List of Subsidiaries	10-K	000-32743	10.22	March 15, 2011
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page)					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)					X
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date
101.LAB	XBRL Taxonomy Extension Labels Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.