Form 10-K/A
period 2015-12-31
ZHONE TECHNOLOGIES INC
filed 2016-04-28
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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
DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE
Zhone Technologies, Inc. (the “Company,” “Zhone,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amended Filing”) to amend our Annual Report on Form 10-K for the year ended December 31, 2015, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 23, 2016 (the “Original Filing”). This Amended Filing is being filed solely for the purpose of including the information required in Part III (Items 10, 11, 12, 13 and 14) that was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year covered by the report.
As previously reported, on April 11, 2016, the Company, Dragon Acquisition Corporation, a California corporation and wholly owned subsidiary of the Company (“Merger Sub”), DASAN Networks, Inc., a company incorporated under the laws of Korea (the “Stockholder”), and Dasan Network Solutions, Inc., a California corporation (“DNS”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into DNS, with DNS surviving as a wholly owned subsidiary of Zhone (the “Merger”). As a result of the Merger, the Stockholder will hold 58% of the outstanding shares of the Company’s common stock immediately following the effective time of the Merger, and the Company’s then-existing stockholders will retain 42% of such shares. See “Agreement and Plan of Merger” below. As a result, the Company no longer intends to file a definitive proxy statement for its 2016 annual meeting of stockholders within 120 days after the end of the fiscal year ended December 31, 2015.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Original Filing has been amended to: (i) delete the reference on the cover page of the Original Filing to the incorporation by reference from the Company’s definitive proxy statement, (ii) amend and restate Part III (Items 10, 11, 12, 13 and 14) of the Original Filing in its entirety to include information previously omitted from the Original Filing, and (iii) amend and restate Item 15 of Part IV and the Exhibit Index of the Original Filing, which includes as exhibits currently dated certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of March 23, 2016, the date of the filing of the Original Filing, and other than expressly indicated in this Amended Filing, the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to March 23, 2016. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and the Company’s other filings with the SEC subsequent to the date of filing the Original Filing, including any amendments to those filings.
Agreement and Plan of Merger
On April 11, 2016, the Company entered into the Merger Agreement with Merger Sub, the Stockholder and DNS. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into DNS, with DNS surviving as a wholly owned subsidiary of the Company. Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Merger, all of the shares of capital stock of DNS that are issued and outstanding immediately prior to the effective time of the Merger will be canceled and converted into the right to receive, in the aggregate, that number of validly issued, fully paid and nonassessable shares of the Company’s common stock as is determined by dividing (i) the number of shares of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger by (ii) 0.42, rounded to the nearest whole share, and subtracting from such quotient the number of shares of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (such shares of the Company’s common stock, the “Merger Consideration”). As a result of the Merger, the Stockholder will hold 58% of the outstanding shares of the Company’s common stock immediately following the effective time of the Merger, and the Company’s then-existing stockholders will retain 42% of such shares.
The Merger Agreement provides that, upon the consummation of the Merger, the Company will change its name to “DASAN Zhone Solutions, Inc.,” the Company will appoint Messrs. James Norrod and Yung Kim as Co-Chief Executive Officers, and the Board of Directors of the Company (the “Board”) will be comprised of four directors appointed by the Stockholder, one of whom will serve as the Chairman of the Board, and three directors appointed by the Company.
The Merger Agreement also contains customary representations, warranties and covenants, including, among others, covenants by the Company and DNS to conduct their respective businesses in the ordinary and usual course of business consistent with past practice, subject to certain exceptions, during the period between the execution of the Merger Agreement and the consummation of the Merger. The Company is required, among other things, to apply to list the shares of the Company’s common stock that will be outstanding immediately following the effective time of the Merger on the Nasdaq Capital Market.

The consummation of the Merger, which is currently expected to occur by the end of the third quarter of 2016, is subject to certain customary closing conditions, including, among others, receipt of regulatory approvals, authorization for listing of the Company’s common stock on the Nasdaq Capital Market, and approval of the issuance of the Merger Consideration to the Stockholder under the Merger Agreement by the affirmative vote of a majority of the total votes cast by the holders of the Company’s common stock.
Certain terms of the Merger Agreement are summarized in, and the Merger Agreement has been filed as an exhibit to, the Current Report on Form 8-K filed by the Company on April 12, 2016.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTOR AND EXECUTIVE OFFICERS
Executive Officers
Set forth below is information concerning our executive officers and their ages as of April 1, 2016.

Name	Age	Position
James Norrod	68	Chief Executive Officer and President
Kirk Misaka	57	Chief Financial Officer, Corporate Treasurer and Secretary
James Norrod became Zhone’s President, Chief Executive Officer, and Zhone director in July 2014. With 25 years of experience as a chairman and chief executive officer, Mr. Norrod’s relevant expertise includes development of domestic and international operations, establishment of new sales distribution channels, hiring and developing world class management teams while developing and implementing business strategies. Mr. Norrod’s extensive chief executive officer experience includes leading companies such as Infinite Power Solutions, Segway, ZAN3D, CGX, Octocom, Telebit and ITK. Mr. Norrod earned an MBA at University of Detroit and a B.S. at Oakland University.
Kirk Misaka has served as Zhone’s Corporate Treasurer since November 2000 and as Chief Financial Officer and Secretary since July 2003. Prior to joining Zhone, Mr. Misaka was a Certified Public Accountant with KPMG LLP from 1980 to 2000, becoming a partner in 1989. Mr. Misaka earned a B.S. and an M.S. in Accounting from the University of Utah, and an M.S. in Tax from Golden Gate University.
Directors
In accordance with our certificate of incorporation, we divide our Board of Directors into three classes, with Class I consisting of one member, Class II consisting of two members, and Class III consisting of two members. We elect one class of directors to serve a three year term at each annual meeting of stockholders. Each elected director will continue to serve until his or her successor is duly elected or appointed.
The following table sets forth for each director: the age of such director, the positions currently held with the Company, the year in which such director’s current term will expire, and the class of such director.

Name	Age	Position	Term Expires	Class
Michael Connors	74	Director	2016	III
Robert Dahl	75	Director	2017	I
C. Richard Kramlich	80	Interim Chairman of the Board of Directors	2018	II
James Norrod	68	President, Chief Executive Officer and Director	2016	III
Mahvash Yazdi	64	Director	2018	II
All of our directors bring to the Board a wealth of executive leadership experience derived from their service as executives or managing directors of large corporations or venture capital firms. They also bring extensive board experience. The process undertaken by the Corporate Governance and Nominating Committee in recommending qualified director candidates is described below under “Corporate Governance Principles and Board Matters—Board Structure and Committee Composition—Corporate Governance and Nominating Committee.” Certain individual qualifications and skills of our directors that contribute to the Board’s effectiveness as a whole are described in the following paragraphs.
James Timmins resigned from his position as a director of Zhone effective as of September 30, 2015. Nancy Pierce resigned from her position as a director of Zhone effective as of November 30, 2015 and Morteza Ejabat resigned from his position as Executive Chairman of the Board of Directors effective as of January 31, 2016.

Michael Connors has served as a director of Zhone since November 2003 following the consummation of Zhone’s merger with Tellium, Inc. Dr. Connors had been a member of Tellium’s board of directors since June 2000. From 1992 to 1998, Dr. Connors held the office of President of AOL Technologies, an Internet service provider, where he led the creation and growth of AOLnet and the development of AOL software and services. Dr. Connors is currently a director of The Connors Foundation. Dr. Connors earned a B.S. in Engineering, an M.S. in Statistics and a Ph.D. in Operations Research from Stanford University. We believe Dr. Connors is well suited to serve on our Board of Directors given his extensive knowledge of the communications industry based on his experience as President of AOL Technologies and director of Tellium.
Robert Dahl has served as a director of Zhone since June 1999. Since January 1998, Mr. Dahl has served as a partner of Riviera Ventures LLP, a private investment firm. Previously, Mr. Dahl held various senior management positions in large corporations, including Ascend Communications, Inc., American President Companies, Ungermann Bass Corporation, ROLM Corporation, Measurex Corporation and Fairchild Camera & Instrument Corporation. Mr. Dahl also served as a director of NorCal Community Bancorp from 1998 to 2008. Mr. Dahl holds a B.S. in Finance from the University of California at Berkeley and is a retired certified public accountant. Mr. Dahl has gained extensive knowledge of finance from his experience as senior manager of a number of large corporations, and we believe this is particularly valuable to our Board’s discussion of financial matters.
C. Richard Kramlich has served as a director of Zhone since November 1999 and was a general partner at New Enterprise Associates, Inc. (NEA) from co-founding the venture capital firm in 1978 until his retirement in December 2012. Present board memberships include, among others, Sierra Monitor Corporation (BB: SRMC), Visual Edge Technology, Inc. , BinWise and Future Now Group, Inc.(FUTR). Prior to co-founding NEA, Mr. Kramlich was a General Partner of Arthur Rock & Associates and Executive Vice President of Gardner & Preston Moss. He received an M.B.A. from Harvard University and a B.S. in History from Northwestern University. We believe Mr. Kramlich is well suited to serve on our Board of Directors given his extensive experience as general partner of a prominent venture capital firm and his active involvement with numerous public and private companies.
Mahvash Yazdi has served as a director of Zhone since September 2014. Since 2012, Ms. Yazdi has served as the President of Feasible Management Consulting. Ms. Yazdi also currently serves as an advisory board member for Comverge, Inc. and Infosys where she provides strategic consulting in the energy and technology sectors. From 1997 to 2012, Ms. Yazdi held various senior management positions with Southern California Edison Company, most recently as Vice President of Business Integration and Chief Information Officer. From 1980 to 1997, Ms. Yazdi held various positions with Hughes Aircraft Company, most recently as Vice President and Chief Information Officer. Ms. Yazdi earned an M.B.A. from the University of Southern California and a B.S. in industrial management from Polytechnic University, Pomona She also completed the Management of Information Technology program at Harvard Business School. We believe Ms. Yazdi is well suited to serve on our Board of Directors given her extensive experience with enterprise business firms in several industries as well as her active involvement with numerous organizations.
CORPORATE GOVERNANCE PRINCIPLES AND BOARD MATTERS
We are dedicated to maintaining the highest standards of business integrity. It is our belief that adherence to sound principles of corporate governance, through a system of checks, balances and personal accountability is vital to protecting Zhone’s reputation, assets, investor confidence and customer loyalty. Above all, the foundation of Zhone’s integrity is our commitment to sound corporate governance. Our corporate governance principles and Code of Conduct and Ethics can be found at www.zhone.com.
Board Independence
The Board of Directors has affirmatively determined that each member of the Board, other than Mr. Norrod, is independent under the criteria established by The Nasdaq Stock Market, or Nasdaq, for independent board members. In addition, each member of the committees of the Board is currently an independent director in accordance with Nasdaq standards. At the conclusion of the regularly scheduled Board meetings, the independent directors have the opportunity to and regularly meet outside of the presence of our management.
Board Structure and Committee Composition
As of the date of this filing, our Board of Directors has five directors and the following three committees: (1) Audit Committee, (2) Compensation Committee, and (3) Corporate Governance and Nominating Committee. The membership during the last year and the function of each of the committees are described below. Each of the committees operates under a written charter which can be found on the “Corporate Governance” section of our website at www.zhone.com. During the year ended December 31, 2015, the Board held eight meetings. During this period, all of the directors attended or participated in at least

75% of the aggregate of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which each such director served, in each case during the period for which they were directors of Zhone. We endeavor to schedule our annual meeting of stockholders at a time and date to maximize attendance by directors taking into account the directors’ schedules. One of our directors attended last year’s annual meeting of stockholders.

Director	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Michael Connors (1)	Member
Robert Dahl	Chair	Member	Member
Morteza Ejabat (2)
C. Richard Kramlich (2)	Member	Member	Member
James Norrod
Nancy Pierce (3)	Member
James Timmins (1)	Member
Mahvash Yazdi
Number of Meetings in 2015	5	2	1
(1) Mr. Timmins resigned from his position as a director of Zhone and member of the Audit Committee effective as of September 30, 2015. Dr. Connors was appointed as a member of the Audit Committee to fill the vacancy effective as of September 30, 2015.
(2) Mr. Ejabat resigned from his position as Executive Chairman of our Board of Directors effective as of January 31, 2016. Mr. Kramlich was appointed Interim Chairman of our Board of Directors to replace him effective as of January 31, 2016.
(3) Ms. Pierce resigned from her position as a director of Zhone and member of the Audit Committee effective as of November 30, 2015. Mr. Kramlich was appointed member of the Audit Committee to fill the vacancy effective as of November 30, 2015.
Audit Committee
The Audit Committee reviews the professional services provided by our independent registered public accounting firm, the independence of such independent registered public accounting firm from our management, and our annual and quarterly financial statements. The Audit Committee also reviews such other matters with respect to our accounting, auditing and financial reporting practices and procedures as it may find appropriate or may be brought to its attention. The Audit Committee contains at least one “audit committee financial expert” as defined by the rules of the SEC. The Board of Directors has determined that Robert Dahl meets the qualifications of an “audit committee financial expert.” Stockholders should understand that this designation is a disclosure requirement of the SEC related to the experience and understanding of Mr. Dahl with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Dahl any duties, obligations or liabilities that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.
During 2015, the members of the Audit Committee included Messrs. Dahl (Chair), Timmins, Connors, Kramlich and Ms. Pierce. Effective as of September 30, 2015, Mr. Timmins resigned as member of the Audit Committee and Dr. Connors was appointed as member of the Audit Committee as his replacement. Effective as of November 30, 2015, Ms. Pierce resigned as member of the Audit Committee and Mr. Kramlich was appointed member of the Audit Committee as her replacement.
Compensation Committee
The Compensation Committee is responsible for establishing and monitoring policies governing the compensation of executive officers. In carrying out these responsibilities, the Compensation Committee is responsible for reviewing the performance and compensation levels for executive officers, establishing salary and bonus levels for these individuals, and approving stock option grants for these individuals under our stock option plans. The objectives of the Compensation Committee are to correlate executive officer compensation with our business objectives and financial performance, and to enable us to attract, retain and reward executive officers who contribute to the long-term success of the company. The Compensation Committee seeks to reward executive officers in a manner consistent with our annual and long-term performance goals, and to recognize individual initiative and achievement among executive officers. For additional information concerning the Compensation Committee, see the section entitled “Compensation Discussion and Analysis” in “Item 11. Executive Compensation.”
Corporate Governance and Nominating Committee
The Corporate Governance and Nominating Committee develops and reviews corporate governance principles applicable to the company, identifies individuals qualified to serve as directors, selects or recommends nominees to the Board of Directors for the election of directors, and advises the Board with respect to Board and committee composition. The Corporate Governance and Nominating Committee is also responsible for reviewing with the Board from time to time the appropriate skills and characteristics required of Board members in the context of the current size and make-up of the Board. This assessment includes issues of diversity of professional experience, viewpoint, age, skills (such as understanding of manufacturing, technology, finance and marketing), and international background. These factors, and any other qualifications considered useful by the Corporate Governance and Nominating Committee, are reviewed in the context of an assessment of the perceived needs of the Board at a particular point in time. As a result, the priorities and emphasis of the Corporate Governance and Nominating Committee and of the Board may change from time to time to take into account changes in business and other trends, and the portfolio of skills and experience of current and prospective Board members. Therefore, while focused on the achievement and the ability of potential candidates to make a positive contribution with respect to such factors, the Corporate Governance and Nominating Committee has not established any specific minimum criteria or qualifications that a nominee must possess.
In selecting or recommending candidates for election to the Board, the Corporate Governance and Nominating Committee considers nominees recommended by directors, management and stockholders using the same criteria to evaluate all candidates. The Corporate Governance and Nominating Committee reviews each candidate’s qualifications, including whether a candidate possesses any of the specific qualities and skills desirable in certain members of the Board. Evaluations of candidates generally involve a review of background materials, internal discussions and interviews with selected candidates as appropriate. Upon the identification of a qualified candidate, the Corporate Governance and Nominating Committee would select, or recommend for consideration by the full Board, the nominee for the election of directors. The Corporate Governance and Nominating Committee may engage consultants or third party search firms to assist in identifying and evaluating potential nominees. To recommend a prospective nominee for the Corporate Governance and Nominating Committee’s consideration, stockholders should submit the candidate’s name and qualifications to Zhone’s Corporate Secretary in writing to the following address: Zhone Technologies, Inc., Attention: Corporate Secretary, 7195 Oakport Street, Oakland, California 94621. When submitting candidates for nomination to be elected at the annual meeting of stockholders, stockholders must also follow the notice procedures and provide the information required by our bylaws.
Board Leadership Structure
The positions of Chairman and Chief Executive Officer have been separated since July 2014 when Mr. Ejabat resigned from his position as President and Chief Executive Officer of Zhone and was appointed as Executive Chairman of the Board of Directors of Zhone, and Mr. Norrod was appointed as the President and Chief Executive Officer of Zhone. On January 31, 2016, Mr. Ejabat resigned from his position as Executive Chairman of the Board of Directors of Zhone and Mr. Kramlich was appointed as Interim Chairman of the Board of Directors. The Board believes that this leadership structure is appropriate at this time to maximize the effectiveness of its oversight of management and to provide a perspective that is separate and distinct from that of management.
Board’s Role in Risk Oversight
The Board has an active role, as a whole and also at the committee level, in overseeing management of the company’s risks. The Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. The Audit Committee oversees management of financial risks and discusses our policies with respect to risk assessment and risk management. The Corporate Governance and Nominating Committee manages risks associated with the independence of the Board and potential conflicts of interest.
The Board’s role in the company’s risk oversight process includes receiving regular reports from members of senior management on areas of material risk to the company, including operational, financial, legal and regulatory, and strategic and reputational risks. The full Board (or the appropriate committee in the case of risks that are under the purview of a particular committee) receives these reports from the appropriate “risk owner” within the organization to enable it to understand our risk identification, risk management and risk mitigation strategies. When a committee receives the report, the Chairman of the relevant committee reports on the discussion to the full Board during the committee reports portion of the next Board meeting. This enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

Communications with the Board
Any stockholder wishing to communicate with any of our directors regarding corporate matters may write to the director, c/o Corporate Secretary, Zhone Technologies, Inc., 7195 Oakport Street, Oakland, California 94621. The Corporate Secretary will forward these communications directly to the director(s). However, certain correspondence such as spam, junk mail, mass mailings, product complaints or inquiries, job inquiries, surveys, business solicitations or advertisements, or patently offensive or otherwise inappropriate material may be forwarded elsewhere within the company for review and possible response.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of Zhone common stock to file reports of ownership and changes in ownership with the SEC. These persons are required to furnish us with copies of all forms that they file. Based solely on our review of copies of these forms in our possession and in reliance upon written representations from our directors and executive officers, we believe that all of our directors, executive officers and 10% stockholders complied with the Section 16(a) filing requirements during 2015.
Code of Conduct
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
Compensation Discussion and Analysis
This compensation discussion and analysis summarizes the company’s philosophy and objectives regarding the compensation of its executive officers and senior managers, including how the company determines the elements and amounts of compensation. The Compensation Committee of the Board is responsible for determining, establishing and approving each element of compensation including salary and all bonus, incentive, equity and other compensation for the company’s executive officers and senior managers. Our fiscal year 2015 named executives are: James Norrod, Chief Executive Officer; Kirk Misaka, Chief Financial Officer; Eric Presworsky, Vice President, Chief Technology Officer, Michael Fischer, Vice President America Sales and David Misunas, Vice President of Business Development.
Executive Summary
Zhone is a global leader in fiber access transformation for service provider and enterprise networks, serving more than 750 of the world’s most innovative network operators. We operate in a highly competitive environment. The purpose of our executive compensation program is to attract, motivate and retain the executives who lead our business and align their interests with the long-term interests of our stockholders. The main elements of our compensation program are base salary, annual cash bonus and long-term equity incentive awards. We seek to pay our named executives fairly and link pay with performance.
The leadership and discipline of our management team heavily contributed to our performance over the last several years. Among other achievements, Mr. Norrod and the other named executives demonstrated solid execution of our business plan and the promotion of our strategic objectives. They continued to position us appropriately for growth, including by increasing revenues, expanding operating income as a percentage of revenue, and promoting a diverse customer and product mix in our businesses. Their focus on expense and working capital management increased our efficiency and improved our results. In addition, our managers promoted a philosophy of continuous improvement, leadership development among our senior managers and the ongoing importance of diversity and inclusion among our employee population. Mr. Norrod and the other named executives are transitioning the company to expand and grow the enterprise business. Our company’s fiscal 2015 accomplishments, guided by our named executives, illustrate this focus, which included, among other things, the following:

•
Our results from continuing operations in fiscal year 2015 reflected ongoing resiliency in our business as demonstrated in our carrier business while investing in the expansion of the enterprise business.

•	Overall, we demonstrated strong execution on strategic business objectives.
In determining the compensation of our named executives for 2015, the Compensation Committee evaluated our company’s overall performance and their individual contributions to that performance, including the factors described above.

Based on the comparable company information reviewed by the Compensation Committee each year in connection with its annual review of our executive compensation program, the Compensation Committee has historically targeted total direct compensation opportunities for the named executives at approximately the median of the competitive market data at time of hire and gradually made adjustments to levels above the median as the named executive demonstrates performance and assumes additional responsibilities over time. However, in keeping with our corporate objectives to conserve cash, which is an overriding consideration for our company and the Compensation Committee, annual bonuses and equity awards are not granted on a regular basis to the named executives. As a result, base salary represented a substantial portion of our named executives’ compensation for 2015. In keeping with our corporate objectives to conserve cash, none of our named executives received raises in base salary for 2015. Additionally, for 2015, a voluntary salary reduction was initiated by the executive officers. For 2015, our named executives’ base salaries were reduced by 20% commencing in October 2015. This salary reduction initiated in 2015 remains in effect in 2016.
In light of our recent performance and the other factors described above, we believe our executive pay is reasonable, consistent with our performance and financial objectives and position.
Philosophy and Objectives
Zhone operates in the highly competitive and rapidly changing telecommunications industry. Our compensation program for named executives is designed to focus their activities and energies on the achievement of our short term and long term objectives and to attract and retain executive officers who possess the skills, knowledge and experience required to effectively manage the company. The Compensation Committee seeks to attract, retain and motivate our named executives through a total compensation package that consists primarily of:

•	base salary;

•	annual variable incentive arrangements; and

•	long-term, equity based incentives in the form of stock options.
Additional components of our compensation program for named executives include the participation in benefit plans that are generally available to all employees, severance provisions and, on a case-by-case basis, change in control benefits.
The Compensation Committee’s executive compensation determinations are based on a review of many factors including market information consisting of executive compensation data for our peer group of companies, which are discussed below, the company’s financial position, the company’s financial and strategic achievements over the past year, expectations for the current year, and the compensation practices of companies in the company’s industry. Each of these factors is weighed to determine whether the company’s compensation structure:

•	is competitive in the industry;

•	motivates executive officers to achieve the company’s business objectives; and

•	sufficiently aligns the interests of the executive officers with the long-term interests of the stockholders.
The Compensation Committee’s goal is to set total compensation for our named executives at levels that are generally comparable to executives with similar roles and responsibilities at our peer group of companies, consistent with our goals, and appropriate in light of the company’s financial position and the executive’s experience level and expected contribution. The Compensation Committee typically targets total compensation for our named executives at or above the median of the market data from our peer group of companies, although actual compensation for an executive officer may be higher or lower than the targeted position depending on such factors as the individual performance of the named executive, our actual financial performance during the year, intensity of competition and general market conditions, the experience level, responsibilities and expected future contribution of the executive, and the importance of each position. The Compensation Committee does not rely solely upon rigid, pre-determined formulas for determining executive compensation and may consider any factor that is deemed pertinent to its executive compensation decisions.
Role of Chief Executive Officer and Chief Financial Officer in Determining Executive Compensation and Benchmarking Data
We generally have followed a consistent process over the years for determining compensation for our named executives. At the conclusion of each fiscal year, our Chief Executive Officer and Chief Financial Officer, with the assistance of the Human Resources Department, consider the compensation of executives in similar positions to theirs at our peer group, which is discussed below, using information gathered from proxy statements and other SEC filings. Our Chief Executive Officer and

Chief Financial Officer then provide recommendations to the Compensation Committee for adjustments to their base salaries, bonus opportunities and equity levels.
Our Chief Executive Officer and our Chief Financial Officer attend some of the Compensation Committee meetings, but the Compensation Committee also regularly holds executive sessions not attended by any members of management or non-independent directors. The Compensation Committee discusses our Chief Executive Officer’s and Chief Financial Officer’s compensation package with them, but makes decisions with respect to their compensation without them present. The Compensation Committee has the ultimate authority to make decisions with respect to the compensation of our named executives, but may, if it chooses, delegate any of its responsibilities to subcommittees. The Compensation Committee has delegated to Mr. Norrod the authority to grant long-term incentive awards to employees below the level of executive officer under guidelines set by the Compensation Committee. The Compensation Committee also has authorized Mr. Norrod to make salary adjustments and short-term incentive decisions for all employees other than officers under guidelines approved by the Compensation Committee. The Compensation Committee has not delegated any of its authority with respect to the compensation of executive officers. Although neither the Compensation Committee nor the Board of Directors is required to ratify the actions of Mr. Norrod with regard to the authority delegated to him, as a matter of good corporate practice, Mr. Norrod periodically provides a report to the Board regarding grants of long-term incentive awards to employees authorized by him. The Compensation Committee reviews this information in light of its own current experience, access to compensation information and experience at other companies and on other boards. The Compensation Committee historically has given considerable weight to management recommendations based on their direct knowledge of their performance and contributions to the company. The Compensation Committee considers these factors, as well as any other factors it may deem relevant to its executive compensation determinations, and sets the compensation for the company’s executive officers.
In determining the compensation of the named executives for fiscal year 2015, Mr. Norrod, Mr. Misaka and the Compensation Committee considered external market data and publicly available information from a peer group of comparable companies compiled as described above. This market data focused on, among other things, the cash components of compensation for executives.
The 2015 peer group represents companies within the telecommunications industry. The peer group was chosen primarily because they are our primary business competitors and because we consider the scope and complexity of their business operations to be closely related to ours. Our 2015 peer group was established by the Compensation Committee based on recommendations made by management, and was modified from the 2014 peer group to remove Aruba Networks after its acquisition by Hewlett Packard, to remove Tellabs and to add Westell Technologies, Inc.
For fiscal year 2015, our peer group was comprised of the following companies:

•	Adtran, Inc.

•	Brocade Communications Systems, Inc.

•	Calix, Inc.

•	Ciena Corporation

•	F5 Networks, Inc.

•	Harmonic, Inc.

•	Infinera Corporation

•	IXIA

•	Juniper Networks, Inc.

•	Sonus Networks, Inc.

•	Westell Technologies, Inc.
Role of Compensation Consultants
In performing its duties, the Compensation Committee may obtain input, as it deems necessary, from outside professional consulting firms retained directly by the Compensation Committee or through the assistance of the Human Resources Department. The Compensation Committee did not retain an outside professional consulting firm to conduct a competitive review and assessment of the company’s executive compensation program for fiscal year 2015.

Elements of Compensation Allocation
The Compensation Committee believes that each element of our compensation program is essential to attracting and retaining experienced and motivated executive officers who are able to successfully manage our operations, strategic direction and financial performance, particularly given the intensely competitive and rapidly changing telecommunications industry in which we operate. In evaluating the overall mix of compensation for named executives, the Compensation Committee typically does not rely on pre-determined formulas for weighting different elements of compensation for allocating between long-term and short-term compensation, but instead strives to develop comprehensive compensation packages that emphasize attainment of our short-term and long-term objectives and are reflective of our financial position and the executive’s abilities, experience level and contributions.
Base Salaries
In general, base salaries for employees, including named executives, are established based on the scope of their responsibilities, individual contribution, prior experience, sustained performance and anticipated level of difficulty of replacing the employee with someone of comparable experience and skill. Decisions regarding salary increases take into account the executive officer’s current salary and the amounts paid to the named executive’s peers outside the company. In addition to considering the competitive pay practices of our peer group of companies, we also consider the amounts paid to a named executive’s peers internally by conducting an internal pay equity analysis which compares the pay of each named executive to other members of the management team. Base salaries are reviewed periodically, but are not automatically increased if the Compensation Committee believes that other elements of compensation are more appropriate in light of our stated objectives. This strategy is consistent with our intent of offering compensation that is contingent on the achievement of performance objectives. In keeping with our corporate objectives to conserve cash, none of our named executives received raises in base salary for 2015. Additionally, commencing in October 2015, a voluntary salary reduction was initiated by the named executives. For 2015, our named executives’ base salaries were reduced by 20%. All other exempt employees company-wide incurred a base salary reduction of 10%. This salary reduction initiated in 2015 remains in effect in 2016.

Annual Incentives
With the exception of Messrs. Norrod, Misaka, and Fischer, none of our named executives received a bonus for 2015.
In addition to Mr. Norrod’s annual base salary, he is eligible to participate in a performance-based annual bonus program, to be earned and paid quarterly in equal installments.  Mr. Norrod’s target quarterly bonus is $100,000.  His actual bonus is intended to be based upon our Board of Directors’ evaluation of our overall results compared to the annual budget approved by our Board of Directors for the following criteria:  revenues; pre-tax income from operations (excluding any non-recurring and/or extraordinary charges or credits); free cash flow (excluding any equity and/or debt changes); and other non-financial subjective criteria determined by the Board of Directors.  For 2015, no specific quarterly performance objectives were established for Mr. Norrod’s bonus opportunity. Instead, the quarterly bonus plan payout, if any, was determined by our Board of Directors based on their subjective evaluation of our overall performance relative to the operating plan and of Mr. Norrod’s individual performance. Our Board of Directors determined that Mr. Norrod was entitled to receive a bonus payment of $100,000 for the first quarter of 2015 based on this subjective evaluation of our performance and his individual performance during such quarter. Mr. Norrod did not receive a quarterly bonus for the other quarters.
In November 2015, the Board of Directors approved a one-time discretionary bonus payment to Mr. Misaka in the amount of $267,237.
For 2015, Mr. Fischer was eligible to receive sales commissions pursuant to the sales management compensation plan. Mr. Fischer’s target annual commissions for 2015 under the plan were $120,000 in the aggregate. Mr. Fischer was entitled to a basic commission rate of 0.2060% of eligible sales in his sales region. Based on eligible sales for 2015, Mr. Fischer received total commissions pursuant to the plan of $143,848.
Long-Term Equity Incentives
The goal of our long-term, equity-based incentive awards is to align the interests of employees with stockholders and to provide each employee with an incentive to manage Zhone from the perspective of an owner with an equity stake in the business. Because vesting is based on continued employment, our equity-based incentives also facilitate the retention of employees through the term of the awards. In determining the size of the long-term equity incentives to be awarded to employees, we take into account a number of internal factors, such as the relative job scope, individual performance history, prior contributions, the size of prior grants and competitive market data for our peer group of companies. Based upon these factors, the Compensation Committee determines the size of the long-term equity incentives at levels it considers appropriate to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value. The Compensation Committee does not apply any set formula or consider any specific weighting of these factors in setting the awards for a year.

Rather, the level of awards is determined solely in the discretion of the Compensation Committee, taking into account those factors and the recommendations of management.
To reward and retain employees in a manner that best aligns employees’ interests with stockholders’ interests, we use stock options as the primary incentive vehicle for long-term compensation opportunities. We believe that stock options are an effective tool for meeting our compensation goal of increasing long-term stockholder value by tying the value of the stock options to our future performance. Because employees are able to profit from stock options only if our stock price increases in value over the stock option’s exercise price, we believe the options provide effective incentives to employees to achieve increases in the value of our stock. To the extent they are awarded in any given year, annual grants of options are typically approved by the Board of Directors at its regularly scheduled meeting in August and have a grant date effective as of the first day of the September following the Board’s meeting. While historically the vast majority of stock option awards to our employees have been made pursuant to our annual grant program, the Compensation Committee retains discretion to make stock option awards to employees at other times, including in connection with the hiring of an employee, the promotion of an employee, to reward an employee, for retention purposes or for other circumstances recommended by management or the Compensation Committee. The exercise price of any such grant is the fair market value of our common stock on the grant date. In addition, our stock option programs are broad-based.
In 2015, in order to reduce expenses and enhance profitability, no stock options were granted to our named executives. The Compensation Committee has not granted, nor does it intend in the future to grant, equity compensation awards to employees in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative earnings announcement. Similarly, the Compensation Committee has not timed, nor does it intend in the future to time, the release of material nonpublic information based on equity award grant dates.
Retirement Savings
Our employees are eligible to participate in our 401(k) plan. Each employee may make before-tax contributions of up to 75% of their base salary, up to the limits imposed by the Code. We provide this plan to help our employees save some amount of their cash compensation for retirement in a tax efficient manner. We currently do not provide a matching contribution under our 401(k) plan, nor do we offer other retirement benefits.
Health and Welfare Benefits
The establishment of competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. Named executives are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and disability insurance, in each case on the same basis as other employees. We believe that these health and welfare benefits help ensure that the company has a productive and focused workforce.
Tax Deductibility of Executive Compensation
Limitations on the deductibility of compensation may occur under Section 162(m) of the Code, which generally limits the tax deductibility of compensation paid by a public company to its chief executive officer and certain other highly compensated executive officers to $1 million, unless such compensation is performance based and certain specific and detailed criteria are satisfied. Tax deductibility is not a primary objective of our compensation programs, particularly in light of the company’s substantial net operating losses. We believe that achieving our compensation objectives set forth above is more important than the benefit of tax deductibility, and we reserve the right to maintain flexibility in how we compensate our executive officers that may result in limiting the deductibility of amounts of compensation from time to time.

Relationship Between Compensation and Risk
In early 2016, management assessed our compensation policies and programs for all employees for purposes of determining the relationship of such policies and programs and the enterprise risks faced by Zhone. After that assessment, management determined that none of our compensation policies or programs create risks that are reasonably likely to have a material adverse effect on Zhone. Management reported the results of its assessment to the Compensation Committee.

Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Zhone’s proxy statement for the 2016 annual meeting and Zhone’s Amendment No. 1 on Form 10-K/A for the year ended December 31, 2015.
Respectfully Submitted by the Compensation Committee
Robert Dahl
C. Richard Kramlich
Compensation Committee Interlocks and Insider Participation
The members of the Compensation Committee for the 2015 fiscal year were C. Richard Kramlich and Robert Dahl. All members of the Compensation Committee during 2015 were independent directors, and none of them were our officers or employees or former officers or employees. During 2015, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on the Compensation Committee or Board of Directors.

Summary Compensation Table
The following table sets forth the compensation earned during the years ended December 31, 2015, 2014 and 2013 by our Chief Executive Officer, Chief Financial Officer, Vice President, Chief Technology Officer as well as our two other most highly compensated senior managers. We refer to these executive officers and senior managers throughout these compensation tables and in our beneficial ownership table above as our “named executives.”

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards($)	Option Awards ($) (2)	Non - Equity Incentive Plan Compensation ($)		Change in Pension Value and Non- qualified Deferred Compensation Earnings($)	All Other Compensation ($) (3)		Total ($)
James Norrod	2015	396,923	100,000	—	—	—		—	86,248	(4)	583,171
President and Chief Executive Officer	2014	172,306	—	—	2,826,383	—		—	49,738		3,048,427
Kirk Misaka	2015	362,192	267,237	—	—	—		—	17,631	(5)	647,060
Chief Financial Officer, Treasurer and Secretary	2014	365,000	—	—	—	—		—	15,039		380,039
	2013	346,000	54,750	—	—	—		—	618		401,368
Eric Presworsky	2015	297,692	—	—	—	—		—	9,480	(6)	307,172
Vice President, Chief Technology Officer	2014	300,000	—	—	—	—		—	8,113		308,113
	2013	300,000	—	—	—	—		—	1,368		301,368
Michael Fischer	2015	148,846	—	—	—	143,848	(7)	—	30,051	(8)	322,475
Vice President, America Sales
David Misunas	2015	272,885	—	—	—	—		—	9,588	(9)	282,473
Vice President, Business Development	2014	275,000	—	—	—	—		—	8,401		283,401
	2013	267,600	—	—	—	—		—	618		268,218

(1)	Amounts reflect discretionary bonuses paid to our named executives.

(2)
This column represents the grant date fair value of the option award granted to Mr. Norrod in 2014, calculated in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation, or ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions used in the calculation of these amounts, refer to Note 6 to the financial statements included in the Original Filing.

(3)
Unless otherwise provided, amounts reflected in this column represent Zhone’s payment of medical benefit premiums, contributions to health savings accounts and life insurance premiums paid by us on behalf of the executive for the applicable fiscal year.

(4)
For Mr. Norrod, includes (a) $46,021 for reimbursement of housing expenses in Oakland, California, (b) $22,245 for reimbursement of airfare for travel home from the San Francisco Bay Area to visit his family, (c) $15,017 in medical insurance premiums paid by Zhone on Mr. Norrod’s behalf, (d) $1,500 in contributions made to his health savings account, and (e) $1,465 in other insurance premiums including dental, vision, life insurance, short and long term disability paid by Zhone on his behalf.

(5)
For Mr. Misaka, includes (a) $13,585 in medical insurance premiums paid by Zhone on Mr. Misaka’s behalf, (b) $1,700 in contributions made to his health savings account, and (c) $2,346 in other insurance premiums including dental, vision, life insurance, short and long term disability paid by Zhone on his behalf.

(6)
For Mr. Presworsky, includes (a) $7,141 in medical insurance premiums paid by Zhone on Mr. Presworsky’s behalf, (b) $750 in contributions made to his health savings account, and (c) $1,589 in other insurance premiums including dental, vision, life insurance, short and long term disability paid by Zhone on his behalf.

(7)	The amount represent sales commissions paid under the sales management compensation plan.

(8)
For Mr. Fischer, includes (a) $21,461 in medical insurance premiums paid by Zhone on Mr. Fischer’s behalf, (b) $1,600 contributions made to his health savings account, (c) $2,490 in other insurance premiums including dental, vision, life insurance, short and long term disability paid by Zhone on his behalf, and (d) $4,500 car allowance.

(9)
For Mr. Misunas, includes (a) $7,141 in medical insurance premiums paid by Zhone on Mr. Misunas’ behalf, (b) $750 contributions made to his health savings account, and (c) $1,697 in other insurance premiums including dental, vision, life insurance, short and long term disability paid by Zhone on his behalf.

2015 Grants of Plan-Based Awards
The following table sets forth summary information regarding grants of plan-based awards made to our named executives during the year ended December 31, 2015.

Name	Grant Date	Estimated Possible Payouts under Non-Equity Incentive Plan Awards Target ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

James Norrod	—	400,000	—	—	—	—
Kirk Misaka	—	—	—	—	—	—
Eric Presworsky	—	—	—	—	—	—
Michael Fischer	—	120,000	—	—	—	—
David Misunas	—	—	—	—	—	—

Outstanding Equity Awards at 2015 Fiscal Year End
The following lists all outstanding equity awards held by our named executives as of December 31, 2015.

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
James Norrod	442,710	807,290	(2)	—	$3.70	7/21/2021
Kirk Misaka	79,999	—		—	2.70	9/1/2016
	90,000	—		—	1.23	9/1/2017
	90,000	—		—	1.51	9/1/2018
Eric Presworsky	10,000	—		—	1.65	9/2/2018	(3)
	10,000	—		—	2.70	9/1/2016
	10,000	—		—	1.23	9/1/2017
	15,000	—		—	1.51	9/1/2018
Michael Fischer	6,760	18,240		—	2.25	11/18/2021
David Misunas	—	—		—	—	—

(1)
Except as otherwise described, all options have a term of seven years from the date of grant and vest and become exercisable in 48 equal monthly installments over the course of four years from the date of grant.

(2)
The options had a term of seven years from the date of grant and vested over four years with the first 25% vesting on July 21, 2015 and the remaining shares vesting in 36 equal monthly installments over the course of the remaining three years thereafter. On March 31, 2016, the company entered into a Stock Option Cancellation Agreement (“Cancellation Agreement”) with Mr. Norrod, pursuant to which Mr. Norrod agreed to surrender and cancel all of these 1,250,000 stock options. Pursuant to the terms of the Cancellation Agreement, Mr. Norrod acknowledged and agreed that the surrender and cancellation of the options was without any expectation to receive, and without imposing any obligation on the company to pay or grant, any cash payment, stock options or other consideration presently or in the future in regard to the cancellation of such options.

(3)	The options have a term of ten years from the date of grant and vest and become exercisable in 48 equal monthly installments over the course of four years from the date of grant.

Option Exercises and Stock Vested in 2015
The following table sets forth the stock option exercises and stock vested in 2015:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
James Norrod	—	—	—	—
Kirk Misaka	350,476	242,325	—	—
Eric Presworsky	—	—	—	—
Michael Fischer	54,233	36,763	—	—
David Misunas	—	—	—	—

(1)	Represents the excess of the fair market value per share of our common stock on the date of exercise over the applicable exercise price per share.
Pension Benefits
None of our named executives participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.
Nonqualified Deferred Compensation
None of our named executives participates in or has account balances in qualified or non-qualified contribution plans or other deferred compensation plans maintained by us.

 Potential Payments Upon Termination
We have employment, severance or change of control agreements with certain of the named executives, as described below.
Employment Agreement with James Norrod
In July 2014, we entered into an employment agreement with Mr. Norrod. The Agreement has an initial term expiring on July 21, 2016 and may be extended upon mutual agreement by all parties. During the term, Mr. Norrod will perform the responsibilities as President and Chief Executive Officer reporting to the Board of Directors of the company, with such duties and responsibilities as are commensurate with the position. Mr. Norrod’s annual salary will be $400,000, and will be reviewed on at least an annual basis by the Compensation Committee. In addition, Mr. Norrod will be eligible to participate in a performance-based annual bonus program, to be earned and paid quarterly in equal installments. Mr. Norrod’s target bonus will be equal to 100% of his annual salary. During the term, the company will pay for or reimburse Mr. Norrod for housing expenses in the San Francisco Bay Area, up to a maximum of $4,000 per month, as well as for up to two round-trip airline tickets per month to visit his family. Mr. Norrod is also eligible to participate in all health benefits, insurance programs, pension and retirement plans and other employee benefit and compensation arrangements generally available to our other officers.

Under Mr. Norrod’s Employment Agreement, Mr. Norrod will receive certain compensation in the event that his employment is terminated by us for any reason other than by reason of Mr. Norrod’s death, disability, his termination for “cause” (as defined below) or expiration of the term of his employment agreement, or if Mr. Norrod resigns for “good reason” (as defined below) (a "Qualifying Termination"), Mr. Norrod will be entitled to receive a lump sum payment equal to his annual salary as in effect immediately prior to the date of termination. For purposes of the employment agreement, “cause” is generally defined to include: (1) his willful or continued failure to substantially perform his duties with the company, or any failure to carry out, or comply with, in any material respect any lawful and reasonable directive of the Board consistent with the terms of his employment agreement, which failure continues for 15 days following Mr. Norrod’s receipt of written notice from the Board, (2) his conviction of, guilty plea to, or entry of a nolo contendere plea to a felony or a crime of moral turpitude or commission of an act of fraud, embezzlement or misappropriation against us, (3) his willful or reckless misconduct that has caused or is reasonably likely to cause demonstrable and material financial injury to the company, or (4) his willful and material breach of his employment agreement, which breach remains uncured for 15 days following his receipt of written notice by the Board.
For purposes of Mr. Norrod’s Employment Agreement, “good reason” is generally defined to include the occurrence of any of the following events without his consent: (1) a material diminution in his base compensation, (2) a material diminution in his authority, duties or responsibilities, (3) a material change in the geographic location at which he must perform his duties, or (4) any other action or inaction that constitutes a material breach by the company of its obligations under the amended and restated employment agreement. Specifically, in those events, Mr. Norrod would be entitled to receive a lump sum payment equal to $400,000. In addition, in the event of Mr. Norrod’s Qualifying Termination following a change in control (as defined in our Amended and Restated 2001 Stock Incentive Plan), the vesting and exercisability of his stock options will accelerate on the date of termination.
Assuming a hypothetical Qualifying Termination of Mr. Norrod’s employment on December 31, 2015, the last day of our 2015 fiscal year, we would have been obligated to pay Mr. Norrod a lump sum payment of $320,000. If a change in control had occurred on December 31, 2015 and, in connection with such change in control, Mr. Norrod experienced a Qualifying Termination, we would have been obligated to pay Mr. Norrod a lump sum payment of $320,000 and the vesting and exercisability of his stock options will accelerate on the date of termination, which stock options would have had no value as of December 31, 2015, due to the fact that the closing price per share of our common stock on such date ($1.00 per share) was lower than the exercise price per share of Mr. Norrod’s stock options.
Severance Agreement with Kirk Misaka
In August 2012, we entered into a severance agreement with Kirk Misaka. Pursuant to the agreement, in the event of Mr. Misaka’s termination of employment by us without “cause” or, following a “change in control,” Mr. Misaka’s voluntary termination for “good reason,” Mr. Misaka will be entitled to receive a lump sum payment equal to the greater of (1) $365,000 or (2) Mr. Misaka’s then current annual base salary. For purposes of Mr. Misaka’s severance agreement, “cause” and “change in control” have the same meaning given to such terms in our 2001 Stock Incentive Plan. For purposes of Mr. Misaka’s severance agreement, “good reason” means (1) a diminution in Mr. Misaka’s authority, duties or responsibilities from those in effect immediately prior to the change in control, including an adverse change in his reporting relationship or a change in the named individual to whom he reports, (2) a reduction in his total compensation opportunities, (3) a diminution in the authority, duties or responsibilities of the named individual to whom he reports, including a requirement that he report to someone other than the Chief Executive Officer of the company or someone who reports directly to the Board of Directors of the company, or (4) a requirement that Mr. Misaka relocate his principal place of employment by more than 50 miles. Assuming a hypothetical termination of Mr. Misaka’s employment by us without “cause” or by Mr. Misaka for “good reason” following a change in control on December 31, 2015, the last day of our 2015 fiscal year, we would have been obligated to pay Mr. Misaka a lump sum payment of $365,000.
Severance Agreement with Eric Presworsky
In July 2012, we entered into a severance agreement with Eric Presworsky. Pursuant to the agreement, in the event of Mr. Presworsky’s termination of employment by us other than for “cause,” Mr. Presworsky will be entitled to receive a lump sum payment equal to the greater of (1) $300,000 or (2) Mr. Presworsky’s then current annual base salary. For purposes of Mr. Presworsky’s severance agreement, “cause” means (1) his willful or continued failure to substantially perform his duties with the company, (2) his conviction of, guilty plea to, or entry of a nolo contendere plea to a felony, (3) his willful or reckless misconduct that has caused or is reasonably likely to cause demonstrable and material financial injury to the company, or (4) his willful and material breach of the proprietary rights agreement with the company pertaining to disclosure and assignment of inventions, confidentiality and nonsolicitation, regardless of its termination. Assuming a hypothetical termination of Mr. Presworsky’s employment by us without “cause” on December 31, 2015, the last day of our 2015 fiscal year, we would have been obligated to pay Mr. Presworsky a lump sum payment of $300,000.

Severance Agreement with David Misunas
In August 2012, we entered into a severance agreement with David Misunas. Pursuant to the agreement, in the event of Mr. Misunas’ termination of employment by us without “cause” or, following a “change in control,” Mr. Misunas’ voluntary termination for “good reason,” Mr. Misunas will be entitled to receive a lump sum payment equal to the greater of (1) $275,000 or (2) Mr. Misunas’ then current annual base salary. For purposes of Mr. Misunas’ severance agreement, “cause” and “change in control” have the same meaning given to such terms in our 2001 Stock Incentive Plan. For purposes of Mr. Misunas’ severance agreement, “good reason” means (1) a diminution in Mr. Misunas’ authority, duties or responsibilities from those in effect immediately prior to the change in control, including an adverse change in his reporting relationship or a change in the named individual to whom he reports, (2) a reduction in his total compensation opportunities, (3) a diminution in the authority, duties or responsibilities of the named individual to whom he reports, including a requirement that he report to someone other than the Chief Executive Officer of the company or someone who reports directly to the Board of Directors of the company, or (4) a requirement that Mr. Misunas relocate his principal place of employment by more than 50 miles. Assuming a hypothetical termination of Mr. Misunas employment by us without “cause” or by Mr. Misunas for “good reason” following a change in control on December 31, 2015, the last day of our 2015 fiscal year, we would have been obligated to pay Mr. Misunas a lump sum payment of $275,000.
Director Compensation
Directors who are employees of the company, such as Mr. Norrod, do not receive any additional compensation for their services as directors. With respect to non-employee directors, each non-employee director is eligible to receive an annual cash retainer of $20,000, but may elect to receive an equivalent amount of fully vested shares of Zhone common stock, in lieu of the cash retainer, based on the fair market value of the shares on the date the cash retainer would otherwise be paid. To align the interests of directors with the long-term interests of stockholders, each non-employee director is also entitled to receive an annual equity grant in the form of a stock option to purchase 50,000 shares at an exercise price equal to the fair market value of Zhone common stock on the date of grant. In lieu of this stock option, each non-employee director may elect to receive the annual equity grant in the form of 15,000 shares of restricted stock. The annual equity grant of stock options vests in 48 equal monthly installments over the course of four years. The annual equity grant of restricted stock vests in four equal annual installments over the course of four years. In addition, the chair of the Audit Committee receives a $4,000 cash payment per committee meeting attended, and each of the other committee members receives a $2,000 cash payment per committee meeting attended. Non-employee directors are entitled to reimbursement of reasonable out-of-pocket expenses incurred attending Board and committee meetings, and in connection with Board related activities.

The following table sets forth the compensation earned during the year ended December 31, 2015 by each of our non-employee directors.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards($) (2)	Option Awards ($) (3)	Non - Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Michael Connors (5)	22,000	—	93,500	—	—	—	115,500
Robert Dahl (6)	40,000	28,050	—	—	—	—	68,050
Morteza Ejabat (7)	—	—	—	—	—	51,922	51,922
C. Richard Kramlich (8)	20,000	28,050	—	—	—	—	48,050
Nancy Pierce (9)	30,000	28,050	—	—	—	—	58,050
James Timmins (10)	28,000	—	93,500	—	—	—	121,500
Mahvash Yazdi (11)	20,000	—	93,500	—	—	—	113,500

(1)
As described above, a director may elect to receive an equivalent amount of fully vested shares of Zhone common stock, in lieu of an annual cash retainer. The amounts in this column include the annual retainer and committee fees paid in cash plus, for Mr. Connors, Mr. Kramlich and Ms. Yazdi, the value of fully vested shares of Zhone common stock received by such non-employee directors in lieu of their regular cash retainer pursuant to their election to receive such retainer in shares based on the fair market value of the shares on May 5, 2015, the date the regular annual cash retainer would otherwise have been paid. Each of Mr. Connors, Mr. Kramlich and Ms. Yazdi received 10,695 vested shares of Zhone common stock on such date in lieu of their annual retainers. For these awards, the grant date fair value is calculated using the closing price on the grant date. For additional information on the valuation assumptions used in the calculation of these amounts, refer to Note 6 to the financial statements included in the Original Filing.

(2)
This column represents the grant date fair value of the stock awards granted on May 5, 2015 to each of the non-employee directors who elected to receive their annual awards in the form of restricted stock during 2015, as calculated in accordance with ASC Topic 718. For these awards, the grant date fair value is calculated using the closing price on the grant date as if these awards were vested and issued on the grant date. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions used in the calculation of these amounts, refer to Note 6 to the financial statements included in the Original Filing.

(3)
This column represents the grant date fair value of the option awards granted on May 5, 2015 to each of the non-employee directors who elected to receive their annual awards in the form of stock options during 2015, as calculated in accordance with ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions used in the calculation of these amounts, refer to Note 6 to the financial statements included in the Original Filing.

(4)
The aggregate amount of perquisites and other personal benefits, securities or property provided to each non-employee director, valued on the basis of aggregate incremental cost to the company, was less than $10,000.

(5)	As of December 31, 2015, Dr. Connors had a total of 310,000 options and held no restricted stock.

(6)
In order to facilitate the role of Mr. Dahl as chair of the Audit Committee and to provide us with greater access to the chair, from time to time, we provide Mr. Dahl with access to approximately 240 square feet of office space. Mr. Dahl owns and maintains separate phone, fax, server and computer systems. We do not incur any incremental costs in connection with the provision of this office space. As of December 31, 2015, Mr. Dahl had a total 37,500 shares of restricted stock and held no options.

(7)
For Mr. Ejabat, represents base salary earned during 2015 in his role as Executive Chairman. Mr. Ejabat did not receive any compensation from Zhone during 2015 for his services as a director. Mr. Ejabat resigned from his position as director of Zhone effective as of January 31, 2016. As of December 31, 2015, Mr Ejabat had a total of 589,999 options. Mr. Ejabat will provide transitional services to Zhone for a period of one year following his resignation. In consideration of such transitional services, in January 2016, Zhone issued to him 500,000 vested shares of Zhone common stock pursuant to Zhone’s Amended and Restated 2001 Stock Incentive Plan.

(8)	As of December 31, 2015, Mr. Kramlich had a total of 151,059 options and 15,000 shares of restricted stock.

(9)
Ms. Pierce resigned from her position as a director of Zhone effective as of November 30, 2015. As of December 31, 2015, Ms. Pierce had a total of 33,344 options and held no shares of restricted stock.

(10)	Mr. Timmins resigned from his position as a director of Zhone effective as of September 30, 3015. As of December 31, 2015, Mr. Timmins held no options or restricted stock.

(11)	As of December 31, 2015, Ms. Yazdi had a total of 50,000 options and 11,250 shares of restricted stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information known to us regarding ownership of Zhone common stock on March 31, 2016 by (1) each person who beneficially owned more than 5% of Zhone common stock, (2) each current director, (3) each of the named executives identified in the Summary Compensation Table set forth in “Item 11. Executive Compensation,” and (4) all directors, named executives and their affiliates as a group. We are not aware of any arrangements, including any pledge of our common stock that could result in a change in control.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned(2)		Percent Owned (3)
New Enterprise Associates entities	4,781,291	(4)	13.92%
Morteza Ejabat	1,785,686	(5)	5.20%
Kirk Misaka	706,542	(6)	2.04%
Michael Connors	369,442	(7)	1.07%
James Norrod	60,000	(8)	*
Michael Fischer	9,360	(9)	*
David Misunas	6,000	(10)	*
Eric Presworsky	46,842	(11)	*
Robert Dahl	222,052	(12)	*
C. Richard Kramlich	154,593	(13)	*
Mahvash Yazdi	48,102	(14)	*
All directors, named executives and their affiliates as a group (9 persons)	6,404,224	(15)	18.29%

*	Denotes less than 1%.

(1)
Under the rules of the SEC, a person is the beneficial owner of securities if that person has sole or shared voting or investment power. Except as indicated in the footnotes to this table and subject to applicable community property laws, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. Unless otherwise indicated, the address for each person or entity named below is c/o Zhone Technologies, Inc., 7195 Oakport Street, Oakland, California 94621.

(2)
In computing the number of shares beneficially owned by a person named in the table and the percentage ownership of that person, shares of common stock that such person had the right to acquire within 60 days after March 31, 2016 are deemed outstanding, including without limitation, upon the exercise of options and warrants. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)
For each person included in the table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person by the sum of (a) 34,351,858 shares of common stock outstanding on March 31, 2016 plus (b) the number of shares of common stock that such person had the right to acquire within 60 days after March 31, 2016.

(4)
Consists of (a) 363,426 shares held by New Enterprise Associates VIII, L.P., (b) 258,836 shares held by New Enterprise Associates 8A, L.P., (c) 1,788,067 shares held by New Enterprise Associates 9, L.P., (d) 2,370,944 shares held by New Enterprise Associates 10, L.P. and (e) 18 shares held by NEA Ventures 2000, L.P. Each separate New Enterprise Associates entity disclaims beneficial ownership over shares with respect to which it is not the direct holder, except to the extent of its pecuniary interest therein. The address of the entities affiliated with New Enterprise Associates is 1954 Greenspring Dr., Suite 600, Timonium, Maryland 21093.

(5)
Consists of (a) 982,812 shares held by Mr. Ejabat, (b) 14,100 shares held by Mr. Ejabat as Trustee of the Salmeh Ejabat Trust, (c) 14,100 shares held by Mr. Ejabat as Trustee of the Ashlee Ann Ejabat Trust, and (d) 774,674 shares held by Mr. Ejabat as Trustee of the Morteza Ejabat Trust Under Declaration of Trust Dated May 18, 1998.

(6)	Consists of (a) 446,543 shares held by Mr. Misaka, and (b) 259,999 shares subject to options exercisable by Mr. Misaka within 60 days after March 31, 2016.

(7)
Consists of (a) 127,823 shares held by Dr. Connors, (b) 16,667 shares held by Suaimhneas LLC, of which Dr. Connors is the sole manager and his adult children are the owners, and (c) 224,952 shares subject to options exercisable by Dr. Connors within 60 days after March 31, 2016.

(8)	Consists of 60,000 shares held by Mr. Norrod.

(9)	Consists of 9,360 shares subject to options exercisable by Mr. Fischer within 60 days after March 31, 2016.

(10)	Consists of 6,000 shares subject to options exercisable by Mr. and Mrs. Misunas within 60 days after March 31, 2016.

(11)	Consists of (a) 1,842 shares held by Mr. Presworsky, and (b) 45,000 shares subject to options exercisable by Mr. Presworsky within 60 days after March 31, 2016.

(12)
Consists of (a) 121,000 shares held by Mr. Dahl, (b) 41,052 shares held by Mr. Dahl as Trustee of the Dahl Family Trust Dated October 31, 1989, as amended on May 3, 1990, and (b) 60,000 shares of restricted stock.

(13)	Consists of (a) 26,074 shares held by Mr. Kramlich, (b) 113,519 shares subject to options exercisable by Mr. Kramlich within 60 days after March 31, 2016 and (c) 15,000 shares of restricted stock.

(14)	Consists of (a) 33,102 shares held by Ms. Yazdi and (b) 15,000 shares of restricted stock.

(15)	Includes 658,830 shares subject to options exercisable within 60 days after March 31, 2016.

Equity Compensation Plan Information
The following table provides information as of December 31, 2015 with respect to shares of our common stock that may be issued under existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation arrangements assumed by us in connection with mergers and acquisitions of the companies that originally granted those options.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (1)		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,246,264		$1.82	2,868,805	(2)(3)
Equity compensation plans not approved by security holders	1,250,000	(4)	$3.70	—
Total	3,496,264			2,868,805

(1)
This column includes 71,645 shares of unvested restricted stock outstanding as of December 31, 2015 under the Zhone Technologies, Inc. 2001 Stock Incentive Plan, and does not reflect options assumed in mergers and acquisitions where the plans governing the options will not be used for future awards. As of December 31, 2015, a total of 2,354,645 shares of Zhone common stock were issuable upon exercise of outstanding options under those assumed arrangements. The weighted average exercise price of those outstanding options is $1.82 per share.

(2)
Includes shares available for future issuance under the Zhone Technologies, Inc. 2002 Employee Stock Purchase Plan. As of December 31, 2015, 514,160 shares of common stock were available for future issuance under the plan.

(3)
Under the Zhone Technologies, Inc. 2001 Stock Incentive Plan, the number of shares available for issuance under the plan will be increased automatically on January 1 of any year in which the number of shares available for issuance is less than 5% of the total number of outstanding shares on such date. In any such case, the increase is equal to an amount such that the aggregate number of shares available for issuance under the plan equals the least of (a) 5% of the total number of outstanding shares on such date, (b) 1,000,000 shares, or (c) such other number of shares as determined by the Board.

(4)
In connection with his commencement of employment in July 2014, Mr. Norrod was awarded an option to purchase 1,250,000 shares of our common stock as an “employment inducement” award granted to him as a material inducement to his entering into employment with the company, pursuant to NASDAQ rules. The foregoing inducement award was approved by the Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules. The option award vested over a four year vesting schedule as follows: 25% of the option will vest on the first anniversary of Mr. Norrod’s commencement of employment, and the remainder will vest in 36 equal monthly installments thereafter, subject to Mr. Norrod’s continued employment through each such vesting date. On March 31, 2016, we entered into the Cancellation Agreement with Mr. Norrod, pursuant to which Mr. Norrod agreed to surrender and cancel all of these 1,250,000 stock options. Pursuant to the terms of the Cancellation Agreement, Mr. Norrod acknowledged and agreed that the surrender and cancellation of the options was without any expectation to receive, and without imposing any obligation on the company to pay or grant, any cash payment, stock options or other consideration presently or in the future in regard to the cancellation of such options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Review and Approval of Related Party Transactions
All relationships and transactions in which the company and our directors and executive officers or their immediate family members are participants are reviewed by our Audit Committee or another independent body of the Board of Directors, such as the independent and disinterested members of the Board. As set forth in the Audit Committee charter, the members of the Audit Committee, all of whom are independent directors, review and approve related party transactions for which such approval is required under applicable law, including SEC and Nasdaq rules. In the course of its review and approval or ratification of a disclosable related party transaction, the Audit Committee or the independent and disinterested members of the Board may consider:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction;

•	the importance of the transaction to the related person;

•	the importance of the transaction to the company;

•	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the company; and

•	any other matters the Audit Committee deems appropriate.
As required under SEC rules, transactions that are determined to be directly or indirectly material to the company or a related person are disclosed in the Company’s proxy statement.
Related Party Transactions
In the ordinary course of business, our executive officers and non-employee directors are reimbursed for travel related expenses when incurred for business purposes. Consistent with this policy, we have historically reimbursed Mr. Ejabat for the direct operating expenses incurred in the use of his private aircraft when used for business purposes (although no amounts were reimbursed to Mr. Ejabat for this expense during the years ended December 31, 2015 and 2014). In addition, until July 2014 we provided Mr. Ejabat with access to approximately 240 square feet of office space, which he used for business operations unrelated to Zhone, although Mr. Ejabat owned and maintained separate phone, facsimile, server and computer systems. We did not incur any incremental costs in connection with the provision of this office space.
Additionally, we provide Robert Dahl, Zhone’s Director and Chairman of the Audit Committee, access to approximately 240 square feet of office space to facilitate the role of Mr. Dahl as chair of the Audit Committee and to facilitate communications between us and Mr. Dahl. Mr. Dahl owns and maintains separate phone, fax, server and computer systems. We do not incur any incremental costs in connection with the provision of this office space.

Director Independence
See “Item 10. Directors, Executive Officers and Corporate Governance” for information regarding our Board of Directors and independence requirements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The following is a summary of the fees billed by KPMG LLP for professional services rendered for the fiscal years ended December 31, 2015 and December 31, 2014:

	2015	2014
Audit Fees	$840,729	$841,210
Audit-Related Fees	—	—
Tax Fees	1,086	11,500
All Other Fees	—	—
Total	$841,815	$852,710
Audit Fees. This category includes the audit of our annual financial statements, review of financial statements, audit of our internal control over financial reporting, included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. Audit fees are based on accrual basis.
Audit-Related Fees. This category consists of assurance and related services provided by KPMG LLP that are reasonably related to the performance of the audit or review of our financial statements, and are not reported above as “Audit Fees.” These services include accounting consultations in connection with acquisitions, and consultations concerning financial accounting and reporting standards.

Tax Fees. This category consists of professional services rendered by KPMG, LLP primarily in connection with tax compliance, tax planning and tax advice activities. These services include assistance with the preparation of tax returns, claims for refunds, value added tax compliance, and consultations on state, local and international tax matters. Tax fees are based on amount paid.
All Other Fees. This category consists of fees for products and services other than the services reported above.

Pre-Approval Policy of the Audit Committee
The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, is detailed as to the particular service or category of services, and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All of the audit-related fees, tax fees and other fees billed in each of the last two fiscal years, as described above, were pre-approved by the Audit Committee.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.     Financial Statements
The Index to Consolidated Financial Statements on page 37 of the Original Filing is incorporated herein by reference as the list of financial statements required as part of this report.
2.     Exhibits
The Exhibit Index on page 26 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: April 28, 2016	By:	/s/ KIRK MISAKA
Kirk Misaka
Chief Financial Officer

INDEX TO EXHIBITS
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of April 11, 2016, by and among Zhone Technologies, Inc., Dragon Acquisition Corporation, DASAN Networks, Inc. and Dasan Network Solutions, Inc.	8-K	000-32743	2.1	April 12, 2016
3.1	Restated Certificate of Incorporation dated February 16, 2005	10-K	000-32743	3.1	March 16, 2005
3.2	Certificate of Amendment of Restated Certificate of Incorporation dated March 11, 2010	10-K	000-32743	3.2	March 16, 2010
3.3	Amended and Restated Bylaws	8-K	000-32743	3.1	April 12, 2016
4.1	Form of Second Restated Rights Agreement dated November 13, 2003	10-Q	000-32743	4.1	May 14, 2004
10.1#	Zhone Technologies, Inc. 1999 Stock Option Plan	10	000-50263	10.2	April 30, 2003
10.2#	Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.1	May 17, 2007
10.3#	Form of Stock Option Agreement for the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.1	September 1, 2006
10.4#	Zhone Technologies, Inc. Amended and Restated Special 2001 Stock Incentive Plan	10-Q	000-32743	10.28	August 15, 2002
10.5#	Form of Restricted Stock Award Agreement for the Zhone Technologies, Inc. Amended and Restated 2001 Stock Incentive Plan	8-K	000-32743	10.2	May 17, 2007
10.6#	Zhone Technologies, Inc. 2002 Employee Stock Purchase Plan	8-K	000-32743	10.1	May 17, 2006
10.7#	Incentive Awards Program Summary	8-K	000-32743	10.2	March 15, 2006
10.8#	Form of Indemnity Agreement between Zhone Technologies, Inc. and its directors and officers	10-Q	000-32743	10.20	May 14, 2004
10.9#	Form of Change of Control Severance Agreement	10-Q	000-32743	10.1	August 9, 2012
10.10#	Third Amended and Restated Employment Agreement dated as of July 17, 2014 by and between Zhone Technologies, Inc. and Morteza Ejabat	8-K	000-32743	10.1	July 17, 2014
10.11#	Employment Agreement dated as of July 17, 2014 by and between Zhone Technologies, Inc. and James Norrod	8-K	000-32743	10.2	July 17, 2014

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date
10.12#	Zhone Technologies, Inc. Incentive Bonus Plan	10-Q	000-32743	10.1	November 8, 2013
10.13	Credit and Security Agreement, dated as of March 13, 2012, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.16	March 15, 2012
10.13.1	First Amendment to Credit and Security Agreements, dated as of March 12, 2013, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.12.1	March 15, 2013
10.13.2	Second Amendment to Credit and Security Agreements, dated as of September 30, 2013, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	8-K	000-32743	10.1	October 1, 2013
10.13.3	Third Amendment to Credit and Security Agreements, dated as of March 5, 2014, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.13.3	March 5, 2014
10.13.4	Fourth Amendment to Credit and Security Agreements, dated as of March 6, 2015, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.14.4	March 6, 2015

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date
10.13.5	Fifth Amendment to Credit and Security Agreements, dated as of March 23, 2016, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.14.5	March 23, 2016
10.14	Credit and Security Agreement (Ex-Im Subfacility), dated as of March 13, 2012, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.17	March 15, 2012
10.15	Office Lease Agreement, dated February 18, 2016, between Zhone Technologies, Inc. and BACM 2005-3 Bryan Dairy Industrial, LLC	8-K	000-32743	10.1	February 23, 2016
10.16	Transition Support Service Agreement dated as of January 31, 2016 between Zhone Technologies, Inc. and Morteza Ejabat	10-K	000-32743	10.17	March 23, 2016
10.17#	Stock Option Cancellation Agreement dated March 31, 2016, between Zhone Technologies, Inc. and James Norrod	8-K	000-32743	10.1	April 5, 2016
21.2	List of Subsidiaries	10-K	000-32743	21.2	March 15, 2011
23.1	Consent of Independent Registered Public Accounting Firm	10-K	000-32743	23.1	March 23, 2016
24.1	Power of Attorney (see signature page)	10-K	000-32743	24.1	March 23, 2016
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)					X
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	10-K	000-32743	32.1	March 23, 2016
101.INS	XBRL Instance Document	10-K	000-32743	101.INS	March 23, 2016
101.SCH	XBRL Taxonomy Extension Schema	10-K	000-32743	101.SCH	March 23, 2016

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	000-32743	101.CAL	March 23, 2016
101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	000-32743	101.DEF	March 23, 2016
101.LAB	XBRL Taxonomy Extension Labels Linkbase	10-K	000-32743	101.LAB	March 23, 2016
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	000-32743	101.PRE	March 23, 2016

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.