Form 10-Q
period 2016-03-31
ZHONE TECHNOLOGIES INC
filed 2016-05-06
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2016, there were approximately 34,350,172 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$9,330	$10,113
Accounts receivable, net of allowances for sales returns and doubtful accounts of $981 as of March 31, 2016 and $960 as of December 31, 2015	24,827	28,209
Inventories	14,576	14,802
Prepaid expenses and other current assets	3,044	1,914
Total current assets	51,777	55,038
Property and equipment, net	2,223	1,358
Other assets	249	249
Total assets	$54,249	$56,645
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,226	$10,053
Line of credit	2,000	5,000
Accrued and other liabilities	6,070	5,742
Total current liabilities	18,296	20,795
Other long-term liabilities	2,698	1,693
Total liabilities	20,994	22,488
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 34,347 and 33,813 shares as of March 31, 2016 and December 31, 2015, respectively	34	34
Additional paid-in capital	1,080,024	1,077,459
Other comprehensive loss	(391)	(356)
Accumulated deficit	(1,046,412)	(1,042,980)
Total stockholders’ equity	33,255	34,157
Total liabilities and stockholders’ equity	$54,249	$56,645

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Net revenue	$20,599	$27,122
Cost of revenue	12,348	16,951
Gross profit	8,251	10,171
Operating expenses:
Research and product development	3,558	4,050
Sales and marketing	3,802	4,382
General and administrative	4,253	2,277
Total operating expenses	11,613	10,709
Operating loss	(3,362)	(538)
Interest expense, net	(5)	(53)
Other income, net	(36)	11
Loss before income taxes	(3,403)	(580)
Income tax provision	29	22
Net loss	(3,432)	(602)
Other comprehensive loss	(35)	(89)
Comprehensive loss	$(3,467)	$(691)
Basic and diluted net loss per share	$(0.10)	$(0.02)
Weighted average shares outstanding used to compute basic net loss per share	33,841	32,605
Weighted average shares outstanding used to compute diluted net loss per share	33,841	32,605

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,432)	$(602)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	191	210
Stock-based compensation	2,536	173
Sales returns and doubtful accounts	21	(104)
Changes in operating assets and liabilities:
Accounts receivable	3,361	(1,872)
Inventories	226	2,735
Prepaid expenses and other assets	(130)	158
Accounts payable	173	(229)
Accrued and other liabilities	333	(298)
Net cash provided by operating activities	3,279	171
Cash flows from investing activities:
Purchases of property and equipment	(1,056)	(362)
Net cash used in investing activities	(1,056)	(362)
Cash flows from financing activities:
Proceeds from exercise of stock options	29	95
Repayment of debt	(3,000)	—
Net cash (used in) provided by financing activities	(2,971)	95
Effect of exchange rate changes on cash	(35)	(89)
Net decrease in cash and cash equivalents	(783)	(185)
Cash and cash equivalents at beginning of period	10,113	11,528
Cash and cash equivalents at end of period	$9,330	$11,343
Non-cash investing activities:
Changes in accrued and other liabilities related to property and equipment purchases	$—	$(142)

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business
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
The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company transactions and balances have been eliminated in consolidation. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

(c)	Risks and Uncertainties
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $2.0 million for the year ended December 31, 2015 and a net loss of $3.4 million for the first quarter of 2016, which net losses have continued to reduce cash and cash equivalents. As of March 31, 2016, the Company had approximately $9.3 million in cash and cash equivalents and $2.0 million in current debt outstanding under its revolving line of credit and letter of credit facility (the “WFB Facility”) with Wells Fargo Bank (“WFB”). The Company currently expects to repay the WFB Facility within the next twelve months. The maturity date under the WFB Facility is March 31, 2019. See Note 6 for additional information.
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
The Company had no financial assets and liabilities as of March 31, 2016 and December 31, 2015 recorded at fair value. The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet as of March 31, 2016 and December 31, 2015, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and debt. The estimated fair value of such instruments at March 31, 2016 and December 31, 2015 approximated their carrying value as reported on the condensed consolidated balance sheet. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.

(g)	Concentration of Risk
The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended March 31, 2016 and 2015, three customers represented 35% and 34% of net revenue, respectively.
Three customers accounted for 42% and 44% of net accounts receivable as of March 31, 2016 and December 31, 2015, respectively.
As of March 31, 2016 and December 31, 2015, receivables from customers in countries other than the United States represented 82% and 83%, respectively, of net accounts receivable.

(h)	Comprehensive Loss
There have been no items reclassified out of accumulated other comprehensive loss and into net loss. The Company’s other comprehensive loss for the three months ended March 31, 2016 and 2015 is comprised of only foreign exchange translation adjustments.

(i)     Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of the guidance in ASU No. 2014-09, Revenue from Contracts with Customer, for all entities by one year. With the deferral, the new standard is effective for the Company on January 1, 2018. Early adoption is permitted, but not before the original effective date of January 1, 2017. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern", which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in financial statements. The new standard is effective for the Company on January 1, 2017. Early application is permitted. The Company is evaluating the effect that ASU 2014-15 will have on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory", which requires an entity to measure inventory at the lower of cost and net realizable value. The guidance does not apply to inventory that is measured using last-in, first-out ("LIFO") or the retail inventory method. The guidance applies to all other inventory, which includes inventory that is measured using first-in, first-out ("FIFO") or average cost. The guidance is effective for the Company on January 1, 2017. ASU No. 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the effect that ASU 2015-11 will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, "Leases". ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for the Company on January 1, 2019, and early adoption is permitted. The Company has not yet evaluated the impact of the guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting", which requires entities to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on statement of cash flows. The guidance is effective for the Company on January 1, 2017, and early adoption is permitted. The Company has not yet evaluated the impact of the guidance on its consolidated financial statements.

(2)	Merger Agreement
On April 11, 2016, the Company, Dragon Acquisition Corporation, a California corporation and wholly owned subsidiary of the Company (“Merger Sub”), DASAN Networks, Inc., a company incorporated under the laws of Korea (“DASAN”), and Dasan Network Solutions, Inc., a California corporation (“DNS”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into DNS, with DNS surviving as a wholly owned subsidiary of the Company (the “Merger”), in exchange for shares of Zhone common stock to be issued to DASAN. As a result of the Merger, DASAN will receive shares of Zhone common stock in an amount equal to 58% of the issued and outstanding shares of Zhone common stock immediately following the Merger, and Zhone’s then-existing stockholders will retain 42% of such shares. The Merger and the Merger Agreement have been unanimously approved by the Company’s Board of Directors.

The consummation of the Merger, which is currently expected to occur by the end of the third quarter of 2016, is subject to certain customary closing conditions, including, among others, receipt of regulatory approvals, authorization for listing of Zhone common stock on the Nasdaq Capital Market, and approval by Zhone stockholders of the issuance of the shares of Zhone common stock to DASAN under the Merger Agreement.

The Merger Agreement also contains certain termination rights for each of the Company and DASAN, including a provision permitting the termination of the Merger Agreement by either such party if the Merger is not consummated by December 31, 2016. In addition, the Merger Agreement may be terminated by the Company if, after following certain procedures and adhering to certain restrictions, the Board of Directors has determined that it is necessary to terminate the Merger Agreement and enter into an agreement to effect a Superior Proposal (as defined in the Merger Agreement) in order to comply with its fiduciary duties under applicable law. The Merger Agreement further provides that, upon termination of the Merger Agreement, under specified circumstances, the Company will be required to pay DASAN a termination fee of $2,500,000, and under specified circumstances, the Company will be required to reimburse DASAN, or DASAN will be required to reimburse the Company, for certain transaction expenses in an amount of up to $5,000,000.

Additional information regarding the proposed Merger and Merger Agreement is contained in the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2016.

(3)	Inventories
Inventories as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$9,240	$9,764
Work in process	1,413	1,273
Finished goods	3,923	3,765
	$14,576	$14,802

(4)	Property and Equipment, net
Property and equipment, net, as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016	December 31, 2015
Machinery and equipment	$10,807	$10,783
Computers and acquired software	3,911	3,911
Furniture and fixtures	124	124
Leasehold improvements	2,936	1,920
	17,778	16,738
Less accumulated depreciation and amortization	(15,555)	(15,380)
	$2,223	$1,358
Depreciation and amortization expense associated with property and equipment amounted to $0.2 million for each of the three months ended March 31, 2016 and 2015.

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

The following table is a reconciliation of the numerator and denominator in the basic and diluted net loss per share calculation (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net loss:	$(3,432)	$(602)
Weighted average number of shares outstanding:
Basic	33,841	32,605
Effect of dilutive securities:
Stock options and share awards	—	—
Diluted	33,841	32,605
Net loss per share:
Basic	$(0.10)	$(0.02)
Diluted	$(0.10)	$(0.02)
The following tables set forth potential common stock that is not included in the diluted net loss per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except exercise price per share data):

	Three Months Ended March 31, 2016	Weighted Average Exercise Price
Outstanding stock options and unvested restricted shares	2,183	$1.83

	Three Months Ended March 31, 2015	Weighted Average Exercise Price
Outstanding stock options and unvested restricted shares	5,618	$1.86

(6)	Debt
As of March 31, 2016, the Company had a $25.0 million revolving line of credit and letter of credit facility with WFB.
Under the WFB Facility, the Company has the option of borrowing funds at agreed upon interest rates. The amount that the Company is able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit, which at March 31, 2016 was $9.7 million. To maintain availability of funds under the WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.
The Company had $2.0 million outstanding at March 31, 2016 under its WFB Facility. In addition, $3.3 million was committed as security for letters of credit. The Company had $4.4 million of borrowing availability remaining under the WFB Facility as of March 31, 2016. The maturity date under the WFB Facility is March 31, 2019. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on our average excess availability (as calculated under the WFB Facility). At March 31, 2016, the interest rate on the WFB Facility was 2.93%.
The Company’s obligations under the WFB Facility are secured by substantially all of its personal property assets and those of its subsidiaries that guarantee the WFB Facility, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company defaults under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the WFB Facility. As of March 31, 2016, the Company was in compliance with these covenants.

(7)	Commitments and Contingencies
Operating Leases
The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2016 (remainder of the year)	$876
2017	1,280
2018	995
2019	523
2020 and thereafter	4,130
Total minimum lease payments	$7,804
Warranties
The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$652	$952
Charged to cost of revenue	137	171
Claims and settlements	(160)	(161)
Ending balance	$629	$962
Performance Bonds
In the normal course of operations, from time to time, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. As of March 31, 2016, the Company did not have any outstanding surety bonds.
Purchase Commitments
The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The amount of non-cancellable purchase commitments outstanding was $5.7 million as of March 31, 2016.
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

(8)	Enterprise-Wide Information
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

	Three Months Ended
	March 31,
	2016	2015
Revenue by Geography:
United States	$8,440	$9,124
Canada	960	1,038
Total North America	9,400	10,162
Latin America	4,603	6,297
Europe, Middle East, Africa	5,819	9,220
Asia Pacific	777	1,443
Total International	11,199	16,960
	$20,599	$27,122

	Three Months Ended
	March 31,
	2016	2015
Revenue by Products and Services:
Products	$18,968	$25,570
Services	1,631	1,552
Total	$20,599	$27,122

(9)	Income Taxes
The total amount of unrecognized tax benefits, including interest and penalties, at March 31, 2016 was not material. The amount of tax benefits that would impact the effective income tax rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits during the quarters ended March 31, 2016 and 2015. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

• Federal	2012 –2015

• California and Canada	2011 – 2015

• Brazil	2010 – 2015

• Germany	2008 – 2015

• United Kingdom	2011 – 2015

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to the proposed Merger (as defined below) and any statements regarding the expected timing, synergies, growth opportunities and other financial and operating benefits thereof; projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future growth and revenues from our Single Line Multi-Service (SLMS) products; our ability to refinance or repay our existing indebtedness prior to the applicable maturity date; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified under the heading “Risk Factors” in Part II, Item 1A, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to obtain required stockholder or other approvals required to consummate the proposed Merger, the satisfaction or waiver of other conditions to closing in the Merger Agreement (as defined below), unanticipated difficulties or expenditures relating to the proposed Merger, the response of business partners and competitors to the announcement of the proposed Merger, potential difficulties in employee retention as a result of the announcement and pendency of the proposed Merger, legal proceedings that may be instituted against Zhone and others related to the proposed Merger, the ability to generate sufficient revenue to achieve or sustain profitability, the ability to raise additional capital to fund existing and future operations or to refinance or repay our existing indebtedness, defects or other performance problems in our products, the economic slowdown in the telecommunications industry that has restricted the ability of our customers to purchase our products, commercial acceptance of our SLMS products in our core and FiberLAN businesses, intense competition in the communications equipment market from large equipment companies as well as private companies with products that address the same networks needs as our products, higher than anticipated expenses that we may incur, and other factors identified elsewhere in this report and in our most recent reports on Forms 10-K, 10-Q and 8-K. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

We have incurred significant losses to date and expect that our operating losses and negative cash flows from operations may continue. We incurred a net loss of $2.0 million for the year ended December 31, 2015 and a net loss of $3.4 million for the first quarter of 2016, which net losses have continued to reduce cash and cash equivalents. We had an accumulated deficit of $1,046.4 million as of March 31, 2016. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States and the rest of the world deteriorate, we may experience material adverse impacts on our business, operating results and financial condition. During the past six years, we have continued our focus on cost control and operating efficiency along with restrictions on discretionary spending.
Going forward, our key financial objectives include the following:

•	Increasing revenue while continuing to carefully control costs;

•	Continued investments in strategic research and product development activities that will provide the maximum potential return on investment; and

•	Minimizing consumption of our cash and cash equivalents.
MERGER AGREEMENT
On April 11, 2016, Zhone, Dragon Acquisition Corporation, a California corporation and wholly owned subsidiary of Zhone (Merger Sub), DASAN Networks, Inc., a company incorporated under the laws of Korea (DASAN), and Dasan Network Solutions, Inc., a California corporation (DNS), entered into an Agreement and Plan of Merger (the Merger Agreement). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into DNS, with DNS surviving as a wholly owned subsidiary of Zhone (the Merger), in exchange for shares of Zhone common stock to be issued to DASAN. As a result of the Merger, DASAN will receive shares of Zhone common stock in an amount equal to 58% of the issued and outstanding shares of Zhone common stock immediately following the Merger, and Zhone’s then-existing stockholders will retain 42% of such shares. The Merger and the Merger Agreement have been unanimously approved by Zhone’s Board of Directors. See Note 2 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report for additional information regarding the Merger and the Merger Agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

RESULTS OF OPERATIONS
We list in the table below the historical condensed consolidated statement of comprehensive loss data as a percentage of net revenue for the periods indicated.

	Three Months Ended March 31,
	2016	2015
Net revenue	100%	100%
Cost of revenue	60%	62%
Gross profit	40%	38%
Operating expenses:
Research and product development	17%	15%
Sales and marketing	19%	16%
General and administrative	21%	9%
Total operating expenses	57%	40%
Operating loss	(17)%	(2)%
Interest expense, net	0%	0%
Other expense, net	0%	0%
Loss before income taxes	(17)%	(2)%
Income tax provision	0%	0%
Net loss	(17)%	(2)%
Other comprehensive loss	0%	(1)%
Comprehensive loss	(17)%	(3)%

Net Revenue
Information about our net revenue for products and services for the three months ended March 31, 2016 and 2015 is summarized below (in millions):

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)	% change
Products	$19.0	$25.6	$(6.6)	(25.8)%
Services	1.6	1.5	0.1	6.7%
Total	$20.6	$27.1	$(6.5)	(24.0)%

Information about our net revenue for North America and international markets for the three months ended March 31, 2016 and 2015 is summarized below (in millions):

	Three Months Ended March 31,
	2016	2015	Decrease	% change
Revenue by geography:
United States	$8.4	$9.1	$(0.7)	(7.7)%
Canada	1.0	1.1	(0.1)	(9.1)%
Total North America	9.4	10.2	(0.8)	(7.8)%
Latin America	4.6	6.3	(1.7)	(27.0)%
Europe, Middle East, Africa	5.8	9.2	(3.4)	(37.0)%
Asia Pacific	0.8	1.4	(0.6)	(42.9)%
Total International	11.2	16.9	(5.7)	(33.7)%
Total	$20.6	$27.1	$(6.5)	(24.0)%

For the three months ended March 31, 2016, net revenue decreased 24% or $6.5 million to $20.6 million from $27.1 million for the same period last year. For the three months ended March 31, 2016, product revenue decreased 26% or $6.6 million to $19.0 million, compared to $25.6 million for the same period last year. The decreases in net revenue and product revenue for the three months ended March 31, 2016 were primarily due to global economic uncertainties continuing to cause many of our service provider customers to cautiously approach new network investments and, as a result, many of our international customers reduced their network expansion.
Service revenue represents revenue from maintenance and other services associated with product shipments. For the three months ended March 31, 2016, service revenue increased by 7% or $0.1 million to $1.6 million, compared to $1.5 million for the same period last year. The increase in service revenue for the three months ended March 31, 2016 was primarily due to a $0.2 million increase in sales of maintenances services, partially offset by a $0.1 million decrease in sales of installation services.
International net revenue decreased 34% or $5.7 million to $11.2 million for the three months ended March 31, 2016 from $16.9 million for the same period last year, and represented 54% of total net revenue compared with 62% during the same period of 2015. The decrease in international net revenue was primarily due to decreased sales to large customers in Middle East as a result of the global economic uncertainty.
For the three months ended March 31, 2016 and 2015, three customers represented 35% and 34% of net revenue, respectively. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.
Cost of Revenue and Gross Margin
Total cost of revenue, including stock-based compensation, decreased 27% or $4.6 million to $12.3 million for the three months ended March 31, 2016, compared to $16.9 million for the three months ended March 31, 2015, primarily due to decreased sales in the current year period. Gross margin slightly increased by 2% to 40% during the three months ended March 31, 2016 compared to 38% in the prior year periods, primarily due to stronger domestic margins, stronger enterprise margins and continued manufacturing efficiencies.
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

Research and Product Development Expenses
Research and product development expenses decreased 12% or $0.5 million to $3.6 million for the three months ended March 31, 2016 compared to $4.0 million for the three months ended March 31, 2015. The decrease was primarily due to a $0.4 million decrease in personnel-related expenses and $0.1 million decrease in expenses related to outside services.
Sales and Marketing Expenses
Sales and marketing expenses decreased 13% or $0.6 million to $3.8 million for the three months ended March 31, 2016 compared to $4.4 million for the three months ended March 31, 2015. The decrease in the three months ended March 31, 2016 was primarily due to a decrease in salaries and wages and benefits of $0.2 million as a result of headcount reduction in 2015, a decrease in commission expenses of $0.2 million, and a decrease in hotels and transportations expenses of $0.2 million.
General and Administrative Expenses
General and administrative expenses increased 87% or $2.0 million to $4.3 million for the three months ended March 31, 2016 compared to $2.3 million for the three months ended March 31, 2015. This increase was primarily due to the cancellation of the stock options of James Norrod, Chief Executive Officer of Zhone, which resulted in $1.6 million of unrecognized stock compensation expense at March 31, 2016 and $0.2 million of recognized stock compensation expense in the quarter ended March 31, 2016. General and administrative expenses for the current year period also reflected the grant of shares of Zhone common stock with a value of $0.6 million to Morteza Ejabat, Zhone's co-founder and former Executive Chairman of the Board of Directors, pursuant to Mr. Ejabat's Transition Services Agreement.
Income Tax Provision
During the three months ended March 31, 2016 and 2015, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

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
Set forth below is a reconciliation of net loss to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2016	2015
Net loss	$(3,432)	$(602)
Add:
Interest expense	8	55
Provision for taxes	29	22
Depreciation and amortization	191	210
Non-cash equity-based compensation expense	2,536	173
Adjusted EBITDA	$(668)	$(142)

LIQUIDITY AND CAPITAL RESOURCES
Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.
At March 31, 2016, cash and cash equivalents were $9.3 million compared to $10.1 million at December 31, 2015. The $0.8 million decrease in cash and cash equivalents was attributable to net cash used in financing and investing activities of $3.0 million and $1.1 million, respectively, partially offset by net cash provided by operating activities of $3.3 million.
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2016 consisted of a net loss of $3.4 million, adjusted for non-cash charges totaling $2.7 million and an increase in net operating assets totaling $4.0 million. The most significant components of the changes in net operating assets were a decrease in accounts receivable of $3.4 million and a decrease in inventory of $0.2 million, partially offset by an increase in accrued and other liabilities of $0.3 million. The decrease in accounts receivable was primarily the result of large collections from a few large customers in the current year period. The decrease in inventory was due to better utilization of inventory in the current year period. The increase in accrued and other liabilities was due to $0.4 million increase in sales expense, partially offset by $0.1 million decrease in salaries payable due to headcount reduction in the fourth quarter of 2015.
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
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2016 and 2015 consisted of purchases of property and equipment of $1.1 million and $0.4 million, respectively.

Financing Activities
Net cash used in financing activities for the three months ended March 31, 2016 consisted of repayments under the WFB Facility (as defined below) of $3.0 million, partially offset by proceeds related to exercises of stock options less than $0.1 million.
Net cash provided by financing activities for the three months ended March 31, 2015 consisted of proceeds related to exercises of stock options of $0.1 million.
Cash Management
Our primary source of liquidity comes from our cash and cash equivalents which totaled $9.3 million at March 31, 2016, and our $25.0 million revolving line of credit and letter of credit facility (the WFB Facility) with Wells Fargo Bank (WFB).

Under the WFB Facility, we have the option of borrowing funds at agreed upon interest rates. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit, which at March 31, 2016 was $9.7 million. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.

We had $2.0 million outstanding at March 31, 2016 under the WFB Facility. In addition, $3.3 million was committed as security for letters of credit. We had $4.4 million of borrowing availability remaining under the WFB Facility as of March 31, 2016. The maturity date under the WFB Facility is March 31, 2019. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on our average excess availability (as calculated under the WFB Facility). At March 31, 2016, the interest rate on the WFB Facility was 2.93%.
Our obligations under the WFB Facility are secured by substantially all of our personal property assets and those of our subsidiaries that guarantee the WFB Facility, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we default under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. As of March 31, 2016, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.
Future Requirements and Funding Sources
Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. Our operating lease commitments include $1.6 million of future minimum lease payments spread over the three-year lease term under the lease agreement we entered into in September 2015 with respect to our Oakland, California campus. In addition, we have $0.2 million of future minimum lease payments spread over the remaining period of the three-year lease term under the lease agreement we entered into in July 2013 for our manufacturing facility in Largo, Florida. In February 2016, we entered into a ten-year lease beginning June 30, 2016 for a manufacturing facility in Largo, Florida to replace our existing manufacturing facility, which requires us to pay a minimum of $5.6 million in future lease payments. We are in the process of performing significant build-out of the manufacturing facility and anticipate receiving a non-refundable tenant improvement allowance of up to $1.0 million for the required alterations to the property. The tenant improvement allowance amount is amortized over the term of the lease as an offset to rent expense. The total remaining operating lease commitments relate to our various other offices around the world.
From time to time, we may provide or commit to extend credit or credit support to our customers. This financing may include extending the terms for product payments to customers. Any extension of financing to our customers will limit the capital that we have available for other uses.
Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of March 31, 2016, three customers accounted for 42% of net accounts receivable and receivables from customers in countries other than the United States of America represented 82% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

We have incurred significant losses to date and expect that our operating losses and negative cash flows from operations may continue. Our net loss was $3.4 million and $2.0 million for the first quarter of 2016 and the year ended December 31, 2015, respectively, and we had an accumulated deficit of $1,046.4 million at March 31, 2016. In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may be required to sell assets, issue debt or equity securities, purchase credit insurance or borrow on potentially unfavorable terms. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount. In October 2015, we took steps to reduce our expenses to minimize additional cash burn, including reduction in headcount and in salaries. We may be unable to sell assets, issue securities or access additional indebtedness to meet these needs on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. Likewise, any equity financing could result in additional dilution of our stockholders. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions we have previously taken. Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and available credit facilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.
Contractual Commitments and Off-Balance Sheet Arrangements
At March 31, 2016, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2016	2017	2018	2019	2020 and thereafter
Operating leases	$7,804	$876	$1,280	$995	523	4,130
Purchase commitments	5,702	5,702	—	—	—	—
Line of credit	2,000	2,000	—	—	—	—
Total future contractual commitments	$15,506	$8,578	$1,280	$995	523	4,130
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
Purchase Commitments
The purchase commitments shown above represent non-cancellable inventory purchase commitments as of March 31, 2016.
Line of Credit
The line of credit obligation has been recorded as a liability on our balance sheet. The line of credit obligation amount shown above represents the scheduled principal repayment, but not the associated interest payments which may vary based on changes in market interest rates. At March 31, 2016, the interest rate under the WFB Facility was 2.93%.
As of March 31, 2016, we had $2.0 million outstanding under our line of credit under the WFB Facility and an additional $3.3 million committed as security for letters of credit. The maturity date under the WFB Facility is March 31, 2019. See above under “Cash Management” for further information about the WFB Facility.

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
For the three months ended March 31, 2016 and 2015, three customers represented 35% and 34% of net revenue, respectively. As of March 31, 2016 and December 31, 2015, three customers accounted for 42% and 44% of net accounts receivable. respectively.
As of March 31, 2016, and December 31, 2015, receivables from customers in countries other than the United States represented 82% and 83%, respectively, of net accounts receivable.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of March 31, 2016, our outstanding debt balance under our WFB Facility was $2.0 million. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on our average excess availability (as calculated under the WFB Facility). As of March 31, 2016, the interest rate on the WFB Facility was 2.93%. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by less than $0.1 million.
Foreign Currency Risk
We transact business in various foreign countries. Substantially all of our assets are located in the United States. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily intercompany receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During the first quarter of 2016 and during 2015, we did not hedge any of our foreign currency exposure.
We have performed sensitivity analyses as of March 31, 2016 using a modeling technique that measures the impact on the balance sheet arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.4 million for the three months ended March 31, 2016. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2015. The risks described in our Annual Report on Form 10-K, as so updated, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
On April 11, 2016, Zhone, Merger Sub, DASAN and DNS entered into the Merger Agreement, which provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into DNS, with DNS surviving as a wholly owned subsidiary of Zhone. As a result of the Merger, DASAN will hold 58% of the outstanding shares of Zhone common stock immediately following the Effective Time, and Zhone’s then-existing stockholders will retain 42% of such shares.
The merger consideration payable under the Merger Agreement is fixed and will not be adjusted based on the performance of Zhone or DNS.
Under the Merger Agreement, all issued and outstanding shares of DNS capital stock will be canceled and converted into the right to receive, in the aggregate, that number of shares of Zhone common stock as is determined by dividing (i) the number of shares of Zhone common stock issued and outstanding immediately prior to the Effective Time by (ii) 0.42, rounded to the nearest whole share, and subtracting from such quotient the number of shares of Zhone common stock issued and outstanding immediately prior to the Effective Time. Accordingly, following the Merger, DASAN will hold 58% of the outstanding shares of Zhone common stock and Zhone’s then-existing stockholders will retain 42% of such shares. This exchange ratio will not be adjusted for changes in the market price of Zhone common stock or in the economic performance of Zhone or DNS. If the economic performance of DNS relative to Zhone declines (or the economic performance of Zhone relative to DNS improves), the exchange ratio will not be adjusted to account for the effective increase in the value in the shares of Zhone common stock issued to DASAN in the Merger.
Zhone and DNS will be subject to business uncertainties and contractual restrictions, including the risk of litigation, while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, suppliers or customers.
Uncertainty about the effect of the Merger on employees, suppliers and customers may have an adverse effect on Zhone and/or DNS, which uncertainties may impair our or DNS’ ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with Zhone or DNS to seek to change existing business relationships with either of us.
Employee retention and recruitment may be challenging before the completion of the Merger, as employees and prospective employees may experience uncertainty about their future roles following the Merger. Key employees may depart or prospective key employees may fail to accept employment with us or DNS because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Zhone following the Merger, any of which could have a material adverse effect on our business, financial condition and results of operations.
The pursuit of the Merger and the preparation for the integration may place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our business, financial condition and results of operations.
In addition, the Merger Agreement restricts each company, without the other’s consent, from acting outside of the ordinary course of business until the Merger closes or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business before completion of the Merger or termination of the Merger Agreement.
Failure to complete the Merger could cause our stock price to decline or have a material adverse effect on our business.
The consummation of the Merger is subject to certain customary closing conditions, including, among others, receipt of regulatory approvals, authorization for listing of Zhone common stock on the Nasdaq Capital Market following the Merger and approval by Zhone stockholders of the issuance of the shares of Zhone common stock to DASAN under the Merger Agreement. Failure to complete the Merger for any reason may cause uncertainty or other negative consequences and could have a material adverse effect on our business, financial condition and results of operations. In addition, our stock price could decline if the market price of our common stock reflects positive market assumptions that the Merger will be consummated and the related benefits will be realized. We may also be subject to additional risks if the Merger is not completed, including:

•	depending on the reasons for termination of the Merger Agreement, being required to pay a termination fee of $2.5 million to DASAN as provided in the Merger Agreement;

•	having to pay certain costs relating to the Merger, such as legal, accounting, filing, financial advisor, financial printer and other fees and expenses; and

•	having had the focus of Zhone’s management on the Merger instead of pursuing other opportunities that could have been beneficial to Zhone.
The Merger Agreement contains provisions that may discourage other companies from trying to acquire us for greater merger consideration and may require us to pay a termination fee.
The Merger Agreement contains “no-shop” provisions that may discourage a third party from submitting a business combination proposal to us that might result in greater value to our stockholders than the Merger. These provisions include a general prohibition on us from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions, from and after the “go-shop” period under the Merger Agreement. In addition, if the Merger Agreement is terminated under certain circumstances, we may be required to pay DASAN a termination fee of $2.5 million to DASAN.
If the Merger Agreement is terminated and our Board of Directors seeks another merger, business combination or strategic opportunity, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.
We have incurred and will continue to incur substantial transaction-related costs in connection with the Merger.
We have incurred, and expect to continue to incur, a number of non-recurring transaction-related costs associated with the Merger, including fees paid to legal, financial and accounting advisors, filing fees and printing costs. These fees and costs have been, and will continue to be, substantial. Additional unanticipated costs may be incurred in the integration of the businesses of the DNS and Zhone. These costs may be higher than expected and could have a material adverse effect on our business, financial condition and results of operations. Further, if the Merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the Merger.
We may not realize the anticipated synergies, growth opportunities and other financial and operating benefits from the Merger.
We expect to realize cost synergies, growth opportunities and other financial and operating benefits as a result of the Merger. Our success in realizing these cost synergies, growth opportunities and other financial and operating benefits, and the timing of this realization, will depend on the successful integration of our and DNS’ business operations. Even if we are able to integrate our respective businesses successfully, we cannot predict with certainty if or when these cost synergies, growth opportunities and benefits will occur, or the extent to which they actually will be achieved. For example, the benefits from the Merger may be offset by costs incurred in integrating the two businesses. Realization of any benefits and cost synergies could be affected by factors beyond our control, including general economic conditions, increased operating costs, the response of competitors and regulatory developments. Moreover, the Merger is subject to a number of conditions beyond our control that may prevent, delay or otherwise materially adversely affect the completion of the Merger. We cannot predict whether and when these conditions will be satisfied. Any delay in completing the Merger could cause us not to realize some or all of the synergies, growth opportunities and other financial and operating benefits that we expect to achieve if the Merger is successfully completed within the expected time frame.
The integration of Zhone and DNS may not be completed successfully, cost-effectively or on a timely basis.
After completing the Merger, we will have significantly more assets and employees to manage than we did prior to the acquisition. The integration process will require us to significantly expand the scope of our operations and financial systems. Our management will be required to devote a significant amount of time and attention to the process of integrating the operations of Zhone and DNS. There is a significant degree of difficulty and management involvement inherent in that process. These difficulties include, among others:

•	the diversion of management’s attention from day-to-day operations;

•	the management of a significantly larger company than before completion of the acquisition;

•	the assimilation of DNS employees and the integration of the two business cultures;

•	challenges in attracting and retaining key personnel;

•	the integration of information, accounting, finance, sales, billing, payroll and regulatory compliance systems;

•	challenges in keeping existing customers and obtaining new customers; and

•	challenges in combining product offerings and sales and marketing activities.
There is no assurance that we will successfully or cost-effectively integrate DNS’s operations with our own. The costs of achieving systems integration may substantially exceed our current estimates. As a non-public company, DNS does not currently have to comply with the requirements of the Sarbanes-Oxley Act of 2002 for internal control over financial reporting and other procedures. Bringing the legacy systems for the DNS business into compliance with those requirements may cause us to incur substantial additional expense. In addition, the integration process may cause an interruption of, or loss of momentum in, the activities of our business after completion of the Merger. If our management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer and its results of operations and financial condition may be harmed.
As a result of the Merger, existing Zhone stockholder ownership will be diluted from 100% of Zhone to less than a majority of Zhone.
Zhone stockholders immediately prior to the Merger will, in the aggregate, own a significantly smaller percentage of Zhone after the Merger’s completion. Following completion of the Merger, Zhone stockholders immediately prior to the Merger collectively will own approximately 42% of the issued and outstanding shares of Zhone common stock. Consequently, Zhone stockholders immediately after the Merger, collectively, will be able to exercise less influence over the management and policies of Zhone than they could exercise over the management and policies of Zhone immediately prior to the Merger. Moreover, as a result of the Merger, DASAN will own approximately 58% of the issued and outstanding shares of Zhone common stock and accordingly will be able to exercise significant control over the business and affairs of Zhone following the Merger.

Item 6.    Exhibits
The Exhibit Index on page 28 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES
Pursuant to the retirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: May 6, 2016	By:	/s/ JAMES NORROD
	Name:	James Norrod
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of April 11, 2016, by and among Zhone Technologies, Inc., Dragon Acquisition Corporation, DASAN Networks, Inc. and Dasan Network Solutions, Inc. (incorporated by reference to Exhibit 2.1 of registrant's Current Report on Form 8-K dated April 11, 2016 filed on April 12, 2016).

3.1	Amended and Restated Bylaws of Zhone Technologies, Inc. (incorporated by reference to Exhibit 3.1 of registrant's Current Report on Form 8-K dated April 11, 2016 filed on April 12, 2016).

10.1
Fifth Amendment to Credit and Security Agreements, dated as of March 23, 2016, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.14.5 of registrant's Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 23, 2016).

10.2
Office Lease Agreement, dated February 18, 2016, between Zhone Technologies, Inc. and BACM 2005-3 Bryan Dairy Industrial, LLC (incorporated by reference to Exhibit 10.1 of registrant's Current Report on Form 8-K dated February 18, 2016 filed on February 23, 2016).

10.3
Transition Support Service Agreement dated as of January 31, 2016 between Zhone Technologies, Inc. and Morteza Ejabat (incorporated by reference to Exhibit 10.17 of registrant's Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 23, 2016).

10.4
Stock Option Cancellation Agreement dated March 31, 2016, between Zhone Technologies, Inc. and James Norrod (incorporated by reference to Exhibit 10.1 of registrant's Current Report on Form 8-K dated March 31, 2016 filed on April 5, 2016).

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