Form 10-Q
period 2016-06-30
ZHONE TECHNOLOGIES INC
filed 2016-08-09
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2016, there were approximately 34,371,266 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$8,335	$10,113
Accounts receivable, net of allowances for sales returns and doubtful accounts of $963 as of June 30, 2016 and $960 as of December 31, 2015	26,536	28,209
Inventories	14,449	14,802
Prepaid expenses and other current assets	2,530	1,914
Total current assets	51,850	55,038
Property and equipment, net	4,383	1,358
Other assets	249	249
Total assets	$56,482	$56,645
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,487	$10,053
Line of credit	2,000	5,000
Accrued and other liabilities	6,272	5,742
Total current liabilities	21,759	20,795
Other long-term liabilities	2,992	1,693
Total liabilities	24,751	22,488
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 34,378 and 33,813 shares as of June 30, 2016 and December 31, 2015, respectively	34	34
Additional paid-in capital	1,080,122	1,077,459
Other comprehensive loss	(372)	(356)
Accumulated deficit	(1,048,053)	(1,042,980)
Total stockholders’ equity	31,731	34,157
Total liabilities and stockholders’ equity	$56,482	$56,645

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenue	$22,599	$27,493	$43,198	$54,615
Cost of revenue	13,832	17,269	26,180	34,220
Gross profit	8,767	10,224	17,018	20,395
Operating expenses:
Research and product development	3,422	3,942	6,980	7,992
Sales and marketing	3,884	4,387	7,686	8,769
General and administrative	3,099	2,208	7,352	4,485
Total operating expenses	10,405	10,537	22,018	21,246
Operating loss	(1,638)	(313)	(5,000)	(851)
Interest income (expense), net	3	(16)	(2)	(69)
Other income (expense), net	25	(15)	(11)	(4)
Loss before income taxes	(1,610)	(344)	(5,013)	(924)
Income tax provision	31	22	60	44
Net loss	(1,641)	(366)	(5,073)	(968)
Other comprehensive income (loss)	19	18	(16)	(71)
Comprehensive loss	$(1,622)	$(348)	$(5,089)	$(1,039)
Basic and diluted net loss per share	$(0.05)	$(0.01)	$(0.15)	$(0.03)
Weighted average shares outstanding used to compute basic net loss per share	33,847	32,665	33,844	32,635
Weighted average shares outstanding used to compute diluted net loss per share	33,847	32,665	33,844	32,635

See accompanying notes to unaudited condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,073)	$(968)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	370	384
Stock-based compensation	2,634	473
Sales returns and doubtful accounts	3	51
Changes in operating assets and liabilities:
Accounts receivable	1,670	(1,699)
Inventories	353	4,560
Prepaid expenses and other assets	384	468
Accounts payable	3,434	(2,258)
Accrued and other liabilities	829	(891)
Net cash provided by operating activities	4,604	120
Cash flows from investing activities:
Purchases of property and equipment	(3,395)	(646)
Net cash used in investing activities	(3,395)	(646)
Cash flows from financing activities:
Proceeds from exercise of stock options	29	152
Repayment of debt	(3,000)	—
Net cash used in financing activities	(2,971)	152
Effect of exchange rate changes on cash	(16)	(71)
Net decrease in cash and cash equivalents	(1,778)	(445)
Cash and cash equivalents at beginning of period	10,113	11,528
Cash and cash equivalents at end of period	$8,335	$11,083
Non-cash investing activities:
Changes in accrued and other liabilities related to property and equipment purchases	$1,198	$(142)

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business
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
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $2.0 million for the year ended December 31, 2015 and a net loss of $5.1 million for the six months ended June 30, 2016, which net losses have continued to reduce cash and cash equivalents. As of June 30, 2016, the Company had approximately $8.3 million in cash and cash equivalents and $2.0 million in current debt outstanding under its revolving line of credit and letter of credit facility (the “WFB Facility”) with Wells Fargo Bank (“WFB”). The Company currently expects to repay the WFB Facility within the next twelve months. The maturity date under the WFB Facility is March 31, 2019. See Note 6 for additional information.
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
In order to meet the Company’s liquidity needs and finance its capital expenditures and working capital needs for the business, the Company may be required to sell assets, issue debt or equity securities, purchase credit insurance or borrow on unfavorable terms. In addition, the Company may be required to reduce its operations in low margin regions, including reductions in headcount. In October 2015, the Company took steps to reduce its expenses to minimize additional cash burn, including reduction in headcount and in salaries (although salary reductions for non-executive employees were reversed in July 2016). The Company may be unable to sell assets, issue securities or access additional indebtedness to meet these needs on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict the Company’s ability to operate its business. Likewise, any equity financing could result in additional dilution of the Company’s stockholders. If the Company is unable to sell assets, issue securities or access additional indebtedness to meet these needs on favorable terms, or at all, the Company may become unable to pay its ordinary expenses, including its debt service, on a timely basis and may be required to reduce the scope of its planned product development and sales and marketing efforts beyond the reductions it has previously taken. Based on the Company’s current plans and business conditions, it believes that its existing cash, cash equivalents and available credit facilities will be sufficient to satisfy its anticipated cash requirements for at least the next twelve months.

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
The Company had no financial assets and liabilities as of June 30, 2016 and December 31, 2015 recorded at fair value. The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet as of June 30, 2016 and December 31, 2015, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and debt. The estimated fair value of such instruments at June 30, 2016 and December 31, 2015 approximated their carrying value as reported on the condensed consolidated balance sheet. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.

(g)	Concentration of Risk
The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended June 30, 2016 and 2015, four customers represented 39% and 32% of net revenue, respectively. For the six months ended June 30, 2016 and 2015, four customers represented 38% and 33% of net revenue, respectively.
Three customers accounted for 45% and 44% of net accounts receivable as of June 30, 2016 and December 31, 2015, respectively.
As of June 30, 2016 and December 31, 2015, receivables from customers in countries other than the United States represented 75% and 83%, respectively, of net accounts receivable.

(h)	Comprehensive Loss
There have been no items reclassified out of accumulated other comprehensive loss and into net loss. The Company’s other comprehensive loss for the six months ended June 30, 2016 and 2015 is comprised of only foreign exchange translation adjustments.

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for the Company on January 1, 2019, and early adoption is permitted. The Company has not yet evaluated the impact of the guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires entities to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on statement of cash flows. The guidance is effective for the Company on January 1, 2017, and early adoption is permitted. The Company has not yet evaluated the impact of the guidance on its consolidated financial statements.

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

(3)	Inventories
Inventories as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$9,589	$9,764
Work in process	1,047	1,273
Finished goods	3,813	3,765
	$14,449	$14,802

(4)	Property and Equipment, net
Property and equipment, net, as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016	December 31, 2015
Machinery and equipment	$11,120	$10,783
Computers and acquired software	3,965	3,911
Furniture and fixtures	124	124
Leasehold improvements	4,788	1,920
	19,997	16,738
Less accumulated depreciation and amortization	(15,614)	(15,380)
	$4,383	$1,358
Depreciation and amortization expense associated with property and equipment amounted to $0.4 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively.

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
The following table is a reconciliation of the numerator and denominator in the basic and diluted net loss per share calculation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss:	$(1,641)	$(366)	$(5,073)	$(968)
Weighted average number of shares outstanding:
Basic	33,847	32,665	33,844	32,635
Effect of dilutive securities:
Stock options and share awards	—	—	—	—
Diluted	33,847	32,665	33,844	32,635
Net loss per share:
Basic	$(0.05)	$(0.01)	$(0.15)	$(0.03)
Diluted	$(0.05)	$(0.01)	$(0.15)	$(0.03)
The following tables set forth potential common stock that is not included in the diluted net loss per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except exercise price per share data):

	Three Months Ended June 30, 2016	Weighted Average Exercise Price	Six Months Ended June 30, 2016	Weighted Average Exercise Price
Outstanding stock options and unvested restricted shares	1,560	$1.86	1,560	$1.86

	Three Months Ended June 30, 2015	Weighted Average Exercise Price	Six Months Ended June 30, 2015	Weighted Average Exercise Price
Outstanding stock options and unvested restricted shares	5,702	$1.87	5,702	$1.87

(6)	Debt
As of June 30, 2016, the Company had a $25.0 million revolving line of credit and letter of credit facility with WFB. Under the WFB Facility, the Company has the option of borrowing funds at agreed upon interest rates. The amount that the Company is able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit, which at June 30, 2016 was $12.7 million. To maintain availability of funds under the WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.
The Company had $2.0 million outstanding at June 30, 2016 under its WFB Facility. In addition, $3.7 million was committed as security for letters of credit. The Company had $6.9 million of borrowing availability remaining under the WFB Facility as of June 30, 2016. The maturity date under the WFB Facility is March 31, 2019. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on our average excess availability (as calculated under the WFB Facility). The interest rate on the WFB Facility was 3.15% at June 30, 2016.
The Company’s obligations under the WFB Facility are secured by substantially all of its personal property assets and those of its subsidiaries that guarantee the WFB Facility, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company defaults under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the WFB Facility. As of June 30, 2016, the Company was in compliance with these covenants.

(7)	Commitments and Contingencies
Operating Leases
The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2016 (remainder of the year)	$481
2017	1,329
2018	995
2019	523
2020 and thereafter	4,131
Total minimum lease payments	$7,459
Warranties
The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Beginning balance	$652	$952
Charged to cost of revenue	285	277
Claims and settlements	(326)	(346)
Ending balance	$611	$883
Performance Bonds
In the normal course of operations, from time to time, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. As of June 30, 2016, the Company did not have any outstanding surety bonds.

Purchase Commitments
The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The amount of non-cancellable purchase commitments outstanding was $7.1 million as of June 30, 2016.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue by Geography:
United States	$9,968	$8,166	$18,408	$17,290
Canada	1,129	786	2,089	1,825
Total North America	11,097	8,952	20,497	19,115
Latin America	6,618	7,675	11,221	13,971
Europe, Middle East, Africa	3,879	9,736	9,699	18,956
Asia Pacific	1,005	1,130	1,781	2,573
Total International	11,502	18,541	22,701	35,500
	$22,599	$27,493	$43,198	$54,615

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue by Products and Services:
Products	$21,094	$25,915	$40,062	$51,484
Services	1,505	1,578	3,136	3,131
Total	$22,599	$27,493	$43,198	$54,615

(9)	Income Taxes
The total amount of unrecognized tax benefits, including interest and penalties, at June 30, 2016 was not material. The amount of tax benefits that would impact the effective income tax rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits during the quarters ended June 30, 2016 and 2015. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

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
We have incurred significant losses to date and expect that our operating losses and negative cash flows from operations may continue. We incurred a net loss of $2.0 million for the year ended December 31, 2015 and a net loss of $5.1 million for the six months ended June 30, 2016, which net losses have continued to reduce cash and cash equivalents. We had an accumulated deficit of $1,048.1 million as of June 30, 2016. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States and the rest of the world deteriorate, we may experience material adverse impacts on our business, operating results and financial condition. During the past six years, we have continued our focus on cost control and operating efficiency along with restrictions on discretionary spending.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	100%	100%	100%	100%
Cost of revenue	61%	63%	61%	63%
Gross profit	39%	37%	39%	37%
Operating expenses:
Research and product development	15%	14%	16%	15%
Sales and marketing	17%	16%	18%	16%
General and administrative	14%	8%	17%	8%
Total operating expenses	46%	38%	51%	39%
Operating loss	(7)%	(1)%	(12)%	(2)%
Interest income (expense), net	0%	0%	0%	0%
Other income (expense), net	0%	0%	0%	0%
Loss before income taxes	(7)%	(1)%	(12)%	(2)%
Income tax provision	0%	0%	0%	0%
Net loss	(7)%	(1)%	(12)%	(2)%
Other comprehensive income (loss)	0%	0%	0%	0%
Comprehensive loss	(7)%	(1)%	(12)%	(2)%

Net Revenue
Information about our net revenue for products and services for the three and six months ended June 30, 2016 and 2015 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Decrease	% change	2016	2015	Decrease	% change
Products	$21.1	$25.9	$(4.8)	(18.5)%	$40.1	$51.5	$(11.4)	(22.1)%
Services	1.5	1.6	(0.1)	(6.3)%	3.1	3.1	0.0	0.0%
Total	$22.6	$27.5	$(4.9)	(17.8)%	$43.2	$54.6	$(11.4)	(20.9)%

Information about our net revenue for North America and international markets for the three and six months ended June 30, 2016 and 2015 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Increase (Decrease)	% change	2016	2015	Increase (Decrease)	% change
Revenue by geography:
United States	$10.0	$8.2	$1.8	22.0%	$18.4	$17.3	$1.1	6.4%
Canada	1.1	0.8	0.3	37.5%	2.1	1.8	0.3	16.7%
Total North America	11.1	9.0	2.1	23.3%	20.5	19.1	1.4	7.3%
Latin America	6.6	7.7	(1.1)	(14.3)%	11.2	14.0	(2.8)	(20.0)%
Europe, Middle East, Africa	3.9	9.7	(5.8)	(59.8)%	9.7	19.0	(9.3)	(48.9)%
Asia Pacific	1.0	1.1	(0.1)	(9.1)%	1.8	2.5	(0.7)	(28.0)%
Total International	11.5	18.5	(7.0)	(37.8)%	22.7	35.5	(12.8)	(36.1)%
Total	$22.6	$27.5	$(4.9)	(17.8)%	$43.2	$54.6	$(11.4)	(20.9)%

For the three months ended June 30, 2016, net revenue decreased 18% or $4.9 million to $22.6 million from $27.5 million for the same period last year. For the six months ended June 30, 2016, net revenue decreased 21% or $11.4 million to $43.2 million from $54.6 million for the same period last year. For the three months ended June 30, 2016, product revenue decreased 19% or $4.8 million to $21.1 million, compared to $25.9 million for the same period last year. For the six months ended June 30, 2016, product revenue decreased 22% or $11.4 million to $40.1 million, compared to $51.5 million for the same period last year. The decreases in net revenue and product revenue were primarily due to global economic uncertainties continuing to cause many of our international service provider customers to cautiously approach new network investments, which has resulted in many of our international customers reducing their network expansion.
Service revenue represents revenue from maintenance and other services associated with product shipments. For the three months ended June 30, 2016 and 2015, service revenue remained largely flat at $1.5 million and $1.6 million, respectively. For the six months ended June 30, 2016 and 2015, service revenue remained flat at $3.1 million.
International net revenue decreased 38% or $7.0 million to $11.5 million for the three months ended June 30, 2016 from $18.5 million for the same period last year, and represented 51% of total net revenue compared with 67% during the same period of 2015. International net revenue decreased 36% or $12.8 million to $22.7 million for the six months ended June 30, 2016 from $35.5 million for the same period last year, and represented 53% of total net revenue compared with 65% during the same period of 2015. The decreases in international net revenue were primarily due to global economic uncertainties continuing to cause many of our international service provider customers to cautiously approach new network investments, which has resulted in many of our international customers reducing their network expansion.
For the three months ended June 30, 2016 and 2015, four customers represented 39% and 32% of net revenue, respectively. For the six months ended June 30, 2016 and 2015, four customers represented 38% and 33% of net revenue, respectively. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.
Cost of Revenue and Gross Margin
Total cost of revenue, including stock-based compensation, decreased 20% or $3.4 million to $13.8 million for the three months ended June 30, 2016, compared to $17.3 million for the three months ended June 30, 2015. Total cost of revenue, including stock-based compensation decreased 23% or $8.0 million to $26.2 million for the six months ended June 30, 2016 compared to $34.2 million for the same period last year. The decreases in total cost of revenue for the three and six months ended June 30, 2016 were primarily due to decreased sales in the current year period. Gross margin increased to 39% from 37% for both the three and six months ended June 30, 2016 and 2015, primarily due to stronger domestic margins, stronger enterprise margins and continued manufacturing efficiencies.
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
Research and Product Development Expenses
Research and product development expenses decreased 13% or $0.5 million to $3.4 million for the three months ended June 30, 2016 compared to $3.9 million for the three months ended June 30, 2015. Research and product development expenses decreased 13% or $1.0 million to $7.0 million for the six months ended June 30, 2016 compared to $8.0 million for the same period last year. The decreases were primarily due to a reduction in personnel-related expenses of $0.5 million and $1.0 million for the three and six months ended June 30, 2016, respectively, as compared to the same period last year, which reflected the reduction in salaries effected in October 2015.
Sales and Marketing Expenses
Sales and marketing expenses decreased 11% or $0.5 million to $3.9 million for the three months ended June 30, 2016 compared to $4.4 million for the three months ended June 30, 2015, and decreased 12% or $1.1 million to $7.7 million for the six months ended June 30, 2016 compared to $8.8 million for the same period last year.
The decrease in the three months ended June 30, 2016 was primarily due to a $0.3 million decrease in salaries and wages and consultants as a result of the reduction in salaries effected in October 2015, a $0.1 million decrease in commissions as a result of lower sales during the quarter and a $0.1 million decrease in expenses related to trade shows and demo equipment.
The decrease in the six months ended June 30, 2016 was primarily due to a $0.4 million decrease in salaries and wages as a result of the reduction in salaries effected in October 2015, a $0.3 million decrease in commissions due to lower sales during the period, a $0.3 million decrease in travel and hotel expenses, and a $0.1 million decrease in benefit expenses.
General and Administrative Expenses
General and administrative expenses increased 40% or $0.9 million to $3.1 million for the three months ended June 30, 2016 compared to $2.2 million for the three months ended June 30, 2015. General and administrative expenses increased 64% or $2.9 million to $7.4 million for the six months ended June 30, 2016 compared to $4.5 million for the same period last year.
The increase in the three months ended June 30, 2016 was primarily due to merger-related transaction costs of $1.2 million and $0.2 million in moving expenses incurred as a result of moving our manufacturing facility to Seminole, Florida during the second quarter of 2016, which was partially offset by a $0.3 million decrease in personnel-related expenses as a result of the reduction in salaries effected in October 2015 and a $0.2 million decrease in stock compensation expenses.
The increase in the six months ended June 30, 2016 was primarily due to the cancellation of the stock options of James Norrod, Chief Executive Officer of Zhone, which resulted in $1.6 million of unrecognized stock compensation expense and $0.2 million of recognized stock compensation expense in the first quarter of 2016, the grant of shares of Zhone common stock with a value of $0.6 million to Morteza Ejabat, Zhone co-founder and former Chairman of the Board of Directors, pursuant to Mr. Ejabat's Transition Services Agreement, merger-related transaction costs of $1.2 million and $0.2 million in moving expenses incurred as a result of moving our manufacturing facility to Seminole, Florida during the second quarter of 2016. These increases were partially offset by a $0.7 million decrease in personnel-related expenses as a result of the reduction in salaries effected in October 2015.
Income Tax Provision
During the three and six months ended June 30, 2016 and 2015, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

OTHER PERFORMANCE MEASURES
In managing our business and assessing our financial performance, we supplement the information provided by our GAAP results with adjusted earnings before stock-based compensation, interest, taxes, and depreciation, or Adjusted EBITDA, a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, (ii) provision (benefit) for taxes, (iii) depreciation and amortization, (iv) non-cash equity-based compensation expense,

(v) merger-related transaction costs, and (vi) material non-recurring non-cash transactions, such as gain (loss) on sale of assets or impairment of fixed assets. We believe that the presentation of Adjusted EBITDA enhances the usefulness of our financial information by presenting a measure that management uses internally to monitor and evaluate our operating performance and to evaluate the effectiveness of our business strategies. We believe Adjusted EBITDA also assists investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes the impact of items that we do not believe reflect our core operating performance.
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
Set forth below is a reconciliation of net loss to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(1,641)	$(366)	$(5,073)	$(968)
Add:
Interest expense	1	18	9	73
Provision for taxes	31	22	60	44
Depreciation and amortization	179	174	370	384
Non-cash equity-based compensation expense	98	300	2,634	473
Merger-related transaction costs	1,247	—	1,247	—
Adjusted EBITDA	$(85)	$148	$(753)	$6

LIQUIDITY AND CAPITAL RESOURCES
Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.
At June 30, 2016, cash and cash equivalents were $8.3 million compared to $10.1 million at December 31, 2015. The $1.8 million decrease in cash and cash equivalents was attributable to net cash used in investing and financing activities of $3.4 million and $3.0 million, respectively, partially offset by net cash provided by operating activities of $4.6 million.

Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2016 consisted of a net loss of $5.1 million, adjusted for non-cash charges totaling $3.0 million and an increase in net operating assets totaling $6.7 million. The most significant components of the changes in net operating assets were an increase in accounts payable of $3.4 million, partially offset by a decrease in accounts receivable of $1.7 million. The increase in accounts payable was primarily the result of managing our cash outflow and the result of increased payables during the quarter. The decrease in accounts receivable was primarily the result of increased collections and decreased sales to several large customers in the current year period.

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
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2016 and 2015 consisted of purchases of property and equipment of $3.4 million and $0.6 million, respectively.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2016 primarily consisted of repayments under the WFB Facility (as defined below) of $3.0 million.
Net cash provided by financing activities for the six months ended June 30, 2015 consisted of proceeds related to exercises of stock options of $0.2 million.
Cash Management
Our primary source of liquidity comes from our cash and cash equivalents which totaled $8.3 million at June 30, 2016, and our $25.0 million revolving line of credit and letter of credit facility (the WFB Facility) with Wells Fargo Bank (WFB).
Under the WFB Facility, we have the option of borrowing funds at agreed upon interest rates. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit, which at June 30, 2016 was $12.7 million. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.
We had $2.0 million outstanding at June 30, 2016 under the WFB Facility. In addition, $3.7 million was committed as security for letters of credit. We had $6.9 million of borrowing availability remaining under the WFB Facility as of June 30, 2016. The maturity date under the WFB Facility is March 31, 2019. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on our average excess availability (as calculated under the WFB Facility). The interest rate on the WFB Facility was 3.15% at June 30, 2016.
Our obligations under the WFB Facility are secured by substantially all of our personal property assets and those of our subsidiaries that guarantee the WFB Facility, including our intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we default under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. As of June 30, 2016, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.
Future Requirements and Funding Sources
Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. Our operating lease commitments include $1.5 million of future minimum lease payments spread over the three-year lease term under the lease agreement we entered into in September 2015 with respect to our Oakland, California campus. In February 2016, we entered into a ten-year lease beginning June 30, 2016 for a manufacturing facility in Seminole, Florida to replace our manufacturing facility in Largo, Florida, the lease for which was terminated on June 30, 2016. Accordingly, our operating lease commitments also include $5.7 million of future minimum lease payments under the lease agreement for our manufacturing facility in Seminole, Florida. We have completed significant build-out of the new manufacturing facility, and in June 2016, we amended the lease agreement for the manufacturing facility to extend the non-refundable tenant improvement allowance from up to $1.0 million to up to $1.2 million. As of June 30, 2016, we received $0.9 million of the non-refundable tenant improvement allowance. The tenant improvement allowance amount is amortized over the term of the lease as an offset to rent expense. The remaining operating lease commitments relate to our various other offices around the world.
From time to time, we may provide or commit to extend credit or credit support to our customers. This financing may include extending the terms for product payments to customers. Any extension of financing to our customers will limit the capital that we have available for other uses.
Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of June 30, 2016, four customers accounted for 45% of net accounts receivable and receivables from customers in countries other than the United States of America represented 75% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

We have incurred significant losses to date and expect that our operating losses and negative cash flows from operations may continue. We incurred a net loss of $2.0 million for the year ended December 31, 2015 and a net loss of $5.1 million for the six months ended June 30, 2016, which net losses have continued to reduce cash and cash equivalents. We had an accumulated deficit of $1,048.1 million at June 30, 2016. In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may be required to sell assets, issue debt or equity securities, purchase credit insurance or borrow on potentially unfavorable terms. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount. In October 2015, we took steps to reduce our expenses to minimize additional cash burn, including reduction in headcount and in salaries (although salary reductions for non-executive employees were reversed in July 2016). We may be unable to sell assets, issue securities or access additional indebtedness to meet these needs on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. Likewise, any equity financing could result in additional dilution of our stockholders. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions we have previously taken. Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and available credit facilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.
Contractual Commitments and Off-Balance Sheet Arrangements
At June 30, 2016, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2016	2017	2018	2019	2020 and thereafter
Operating leases	$7,459	$481	$1,329	$995	$523	$4,131
Purchase commitments	7,050	7,050	—	—	—	—
Line of credit	2,000	2,000	—	—	—	—
Total future contractual commitments	$16,509	$9,531	$1,329	$995	$523	$4,131
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
Purchase Commitments
The purchase commitments shown above represent non-cancellable inventory purchase commitments as of June 30, 2016.
Line of Credit
The line of credit obligation has been recorded as a liability on our balance sheet. The line of credit obligation amount shown above represents the scheduled principal repayment, but not the associated interest payments which may vary based on changes in market interest rates. At June 30, 2016, the interest rate under the WFB Facility was 3.15%.
As of June 30, 2016, we had $2.0 million outstanding under our line of credit under the WFB Facility and an additional $3.7 million committed as security for letters of credit. The maturity date under the WFB Facility is March 31, 2019. See above under “Cash Management” for further information about the WFB Facility.

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
For the three months ended June 30, 2016 and 2015, four customers represented 39% and 32% of net revenue, respectively. For the six months ended June 30, 2016 and 2015, four customers represented 38% and 33% of net revenue, respectively.
As of June 30, 2016 and December 31, 2015, three customers accounted for 45% and 44% of net accounts receivable, respectively.
As of June 30, 2016, and December 31, 2015, receivables from customers in countries other than the United States represented 75% and 83%, respectively, of net accounts receivable.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of June 30, 2016, our outstanding debt balance under our WFB Facility was $2.0 million. Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on our average excess availability (as calculated under the WFB Facility). As of June 30, 2016, the interest rate on the WFB Facility was 3.15%. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by less than $0.1 million.
Foreign Currency Risk
We transact business in various foreign countries. Substantially all of our assets are located in the United States. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily intercompany receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During the first six months of 2016 and during 2015, we did not hedge any of our foreign currency exposure.
We have performed sensitivity analyses as of June 30, 2016 using a modeling technique that measures the impact on the balance sheet arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.4 million at June 30, 2016. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by the factors discussed in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the three months ended March 31, 2016, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2015, as so updated. The risks described in our Annual Report on Form 10-K, as so updated, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.    Exhibits

The Exhibit Index on page 27 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES
Pursuant to the retirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: August 9, 2016	By:	/s/ JAMES NORROD
	Name:	James Norrod
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	First Amendment to Office Lease Agreement, dated June 7, 2016, between Zhone Technologies, Inc. and BACM 2005-3 Bryan Dairy Industrial, LLC

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase