Form 10-Q/A
period 2016-06-30
ZHONE TECHNOLOGIES INC
filed 2016-08-22
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
Zhone Technologies, Inc. (the “Company,” “Zhone,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 9, 2016 (the “Original Filing”). This Amended Filing is being filed solely for the purpose of showing that an independent registered public accountant did not review the interim unaudited financial statements as of and for the three and six months ended June 30, 2016 pursuant to the Public Company Accounting Oversight Board's (PCAOB) AU 722, Interim Financial Information, as required by Rule 10-01(d) of Regulation S-X. As a result, the Report is deemed deficient and should not be relied upon. The headings in the columns of the financial statements and related notes thereto, and the headings of tables of financial information contained in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," have been amended to state “Not Reviewed.” No other changes have been made to the Report. A review of the Company’s interim unaudited financial statements may result in changes to the financial statements contained herein. We undertake the responsibility to file a separate amended Report on Form 10-Q/A for this period when the review is completed.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets (NOT REVIEWED)
(In thousands, except par value)

	June 30, 2016	December 31, 2015
	NOT REVIEWED[1]
Assets
Current assets:
Cash and cash equivalents	$8,335	$10,113
Accounts receivable, net of allowances for sales returns and doubtful accounts of $963 as of June 30, 2016 and $960 as of December 31, 2015	26,536	28,209
Inventories	14,449	14,802
Prepaid expenses and other current assets	2,530	1,914
Total current assets	51,850	55,038
Property and equipment, net	4,383	1,358
Other assets	249	249
Total assets	$56,482	$56,645
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,487	$10,053
Line of credit	2,000	5,000
Accrued and other liabilities	6,272	5,742
Total current liabilities	21,759	20,795
Other long-term liabilities	2,992	1,693
Total liabilities	24,751	22,488
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 34,378 and 33,813 shares as of June 30, 2016 and December 31, 2015, respectively	34	34
Additional paid-in capital	1,080,122	1,077,459
Other comprehensive loss	(372)	(356)
Accumulated deficit	(1,048,053)	(1,042,980)
Total stockholders’ equity	31,731	34,157
Total liabilities and stockholders’ equity	$56,482	$56,645

See accompanying notes to unaudited condensed consolidated financial statements.

1 A review, pursuant to PCAOB AU 722, Interim Financial Information, by the Company's independent public accountant has not been completed for the indicated period.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Loss (NOT REVIEWED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	NOT REVIEWED[1]		NOT REVIEWED[1]
Net revenue	$22,599	$27,493	$43,198	$54,615
Cost of revenue	13,832	17,269	26,180	34,220
Gross profit	8,767	10,224	17,018	20,395
Operating expenses:
Research and product development	3,422	3,942	6,980	7,992
Sales and marketing	3,884	4,387	7,686	8,769
General and administrative	3,099	2,208	7,352	4,485
Total operating expenses	10,405	10,537	22,018	21,246
Operating loss	(1,638)	(313)	(5,000)	(851)
Interest income (expense), net	3	(16)	(2)	(69)
Other income (expense), net	25	(15)	(11)	(4)
Loss before income taxes	(1,610)	(344)	(5,013)	(924)
Income tax provision	31	22	60	44
Net loss	(1,641)	(366)	(5,073)	(968)
Other comprehensive income (loss)	19	18	(16)	(71)
Comprehensive loss	$(1,622)	$(348)	$(5,089)	$(1,039)
Basic and diluted net loss per share	$(0.05)	$(0.01)	$(0.15)	$(0.03)
Weighted average shares outstanding used to compute basic net loss per share	33,847	32,665	33,844	32,635
Weighted average shares outstanding used to compute diluted net loss per share	33,847	32,665	33,844	32,635

See accompanying notes to unaudited condensed consolidated financial statements.

1 A review, pursuant to PCAOB AU 722, Interim Financial Information, by the Company's independent public accountant has not been completed for the indicated period.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows (NOT REVIEWED)
(In thousands)

	Six Months Ended
	June 30,
	2016	2015
	NOT REVIEWED[1]
Cash flows from operating activities:
Net loss	$(5,073)	$(968)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	370	384
Stock-based compensation	2,634	473
Sales returns and doubtful accounts	3	51
Changes in operating assets and liabilities:
Accounts receivable	1,670	(1,699)
Inventories	353	4,560
Prepaid expenses and other assets	384	468
Accounts payable	3,434	(2,258)
Accrued and other liabilities	829	(891)
Net cash provided by operating activities	4,604	120
Cash flows from investing activities:
Purchases of property and equipment	(3,395)	(646)
Net cash used in investing activities	(3,395)	(646)
Cash flows from financing activities:
Proceeds from exercise of stock options	29	152
Repayment of debt	(3,000)	—
Net cash used in financing activities	(2,971)	152
Effect of exchange rate changes on cash	(16)	(71)
Net decrease in cash and cash equivalents	(1,778)	(445)
Cash and cash equivalents at beginning of period	10,113	11,528
Cash and cash equivalents at end of period	$8,335	$11,083
Non-cash investing activities:
Changes in accrued and other liabilities related to property and equipment purchases	$1,198	$(142)

See accompanying notes to unaudited condensed consolidated financial statements.

1 A review, pursuant to PCAOB AU 722, Interim Financial Information, by the Company's independent public accountant has not been completed for the indicated period.

Notes to Unaudited Condensed Consolidated Financial Statements (NOT REVIEWED)

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
	NOT REVIEWED
Raw materials	$9,589	$9,764
Work in process	1,047	1,273
Finished goods	3,813	3,765
	$14,449	$14,802

(4)	Property and Equipment, net
Property and equipment, net, as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016	December 31, 2015
	NOT REVIEWED
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
The following table is a reconciliation of the numerator and denominator in the basic and diluted net loss per share calculation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	NOT REVIEWED		NOT REVIEWED
Net loss:	$(1,641)	$(366)	$(5,073)	$(968)
Weighted average number of shares outstanding:
Basic	33,847	32,665	33,844	32,635
Effect of dilutive securities:
Stock options and share awards	—	—	—	—
Diluted	33,847	32,665	33,844	32,635
Net loss per share:
Basic	$(0.05)	$(0.01)	$(0.15)	$(0.03)
Diluted	$(0.05)	$(0.01)	$(0.15)	$(0.03)
The following tables set forth potential common stock that is not included in the diluted net loss per share calculation because their effect would be antidilutive for the periods indicated (in thousands, except exercise price per share data):

	Three Months Ended June 30, 2016	Weighted Average Exercise Price	Six Months Ended June 30, 2016	Weighted Average Exercise Price
	NOT REVIEWED		NOT REVIEWED
Outstanding stock options and unvested restricted shares	1,560	$1.86	1,560	$1.86

	Three Months Ended June 30, 2015	Weighted Average Exercise Price	Six Months Ended June 30, 2015	Weighted Average Exercise Price
Outstanding stock options and unvested restricted shares	5,702	$1.87	5,702	$1.87

(6)	Debt
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
Operating Leases
The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:	NOT REVIEWED
2016 (remainder of the year)	$481
2017	1,329
2018	995
2019	523
2020 and thereafter	4,131
Total minimum lease payments	$7,459
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
	NOT REVIEWED
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue by Geography:	NOT REVIEWED		NOT REVIEWED
United States	$9,968	$8,166	$18,408	$17,290
Canada	1,129	786	2,089	1,825
Total North America	11,097	8,952	20,497	19,115
Latin America	6,618	7,675	11,221	13,971
Europe, Middle East, Africa	3,879	9,736	9,699	18,956
Asia Pacific	1,005	1,130	1,781	2,573
Total International	11,502	18,541	22,701	35,500
	$22,599	$27,493	$43,198	$54,615

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue by Products and Services:	NOT REVIEWED		NOT REVIEWED
Products	$21,094	$25,915	$40,062	$51,484
Services	1,505	1,578	3,136	3,131
Total	$22,599	$27,493	$43,198	$54,615

(9)	Income Taxes
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	NOT REVIEWED		NOT REVIEWED
Net revenue	100%	100%	100%	100%
Cost of revenue	61%	63%	61%	63%
Gross profit	39%	37%	39%	37%
Operating expenses:
Research and product development	15%	14%	16%	15%
Sales and marketing	17%	16%	18%	16%
General and administrative	14%	8%	17%	8%
Total operating expenses	46%	38%	51%	39%
Operating loss	(7)%	(1)%	(12)%	(2)%
Interest income (expense), net	0%	0%	0%	0%
Other income (expense), net	0%	0%	0%	0%
Loss before income taxes	(7)%	(1)%	(12)%	(2)%
Income tax provision	0%	0%	0%	0%
Net loss	(7)%	(1)%	(12)%	(2)%
Other comprehensive income (loss)	0%	0%	0%	0%
Comprehensive loss	(7)%	(1)%	(12)%	(2)%

Net Revenue
Information about our net revenue for products and services for the three and six months ended June 30, 2016 and 2015 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Decrease	% change	2016	2015	Decrease	% change
	NOT REVIEWED				NOT REVIEWED
Products	$21.1	$25.9	$(4.8)	(18.5)%	$40.1	$51.5	$(11.4)	(22.1)%
Services	1.5	1.6	(0.1)	(6.3)%	3.1	3.1	0.0	0.0%
Total	$22.6	$27.5	$(4.9)	(17.8)%	$43.2	$54.6	$(11.4)	(20.9)%

Information about our net revenue for North America and international markets for the three and six months ended June 30, 2016 and 2015 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Increase (Decrease)	% change	2016	2015	Increase (Decrease)	% change
NOT REVIEWED
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
Set forth below is a reconciliation of net loss to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	NOT REVIEWED		NOT REVIEWED
Net loss	$(1,641)	$(366)	$(5,073)	$(968)
Add:
Interest expense	1	18	9	73
Provision for taxes	31	22	60	44
Depreciation and amortization	179	174	370	384
Non-cash equity-based compensation expense	98	300	2,634	473
Merger-related transaction costs	1,247	—	1,247	—
Adjusted EBITDA	$(85)	$148	$(753)	$6

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
Contractual Commitments and Off-Balance Sheet Arrangements
At June 30, 2016, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
NOT REVIEWED	Total	2016	2017	2018	2019	2020 and thereafter
Operating leases	$7,459	$481	$1,329	$995	$523	$4,131
Purchase commitments	7,050	7,050	—	—	—	—
Line of credit	2,000	2,000	—	—	—	—
Total future contractual commitments	$16,509	$9,531	$1,329	$995	$523	$4,131
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

ZHONE TECHNOLOGIES, INC.

Date: August 22, 2016	By:	/s/ JAMES NORROD
	Name:	James Norrod
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	First Amendment to Office Lease Agreement, dated June 7, 2016, between Zhone Technologies, Inc. and BACM 2005-3 Bryan Dairy Industrial, LLC

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase