Form 10-Q/A
period 2016-06-30
ZHONE TECHNOLOGIES INC
filed 2016-09-07
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE
Zhone Technologies, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amended Filing”) to amend its Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2016, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2016 (the “Original Filing”) and amended by Amendment No. 1 on Form 10-Q/A filed with the SEC on August 22, 2016 (“Amendment No. 1”). This Amended Filing is being filed to make the following changes to the Original Filing or Amendment No. 1:
•removing the references to “Not Reviewed” in the headings in the columns of the financial statements and related notes thereto and in the headings of tables of financial information contained in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" to indicate that the Company’s independent registered public accounting firm, KPMG LLP, has reviewed the Company’s unaudited interim financial statements for the three and six month periods ended June 30, 2016;
•inserting the review report of the Company’s independent registered public accounting firm;
•revising the cash flow statement related to operating and investing activities and non-cash activities;
•revising the Company’s disclosure regarding Controls and Procedures in Part I, Item 4 of this Amended Filing to reflect that the Company’s management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2016; and
•amending Part II, Item 6 to include new certifications and an awareness letter (in Exhibit 15.1) from KPMG LLP regarding the unaudited interim financial statements.
No other changes have been made to the Original Filing or Amendment No. 1.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Zhone Technologies, Inc.
We have reviewed the accompanying condensed consolidated balance sheet of Zhone Technologies, Inc. and subsidiaries (the Company) as of June 30, 2016, the related condensed consolidated statements of comprehensive loss for the three-month and six-month periods ended June 30, 2016 and 2015, and the related condensed consolidated statement of cash flows for the six-month periods ended June 30, 2016 and 2015. These condensed consolidated financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Zhone Technologies, Inc. as of December 31, 2015, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 23, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
San Francisco, California
September 7, 2016

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$8,335	$10,113
Accounts receivable, net of allowances for sales returns and doubtful accounts of $963 as of June 30, 2016 and $960 as of December 31, 2015	26,536	28,209
Inventories	14,449	14,802
Prepaid expenses and other current assets	2,530	1,914
Total current assets	51,850	55,038
Property and equipment, net	4,383	1,358
Other assets	249	249
Total assets	$56,482	$56,645
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,487	$10,053
Line of credit	2,000	5,000
Accrued and other liabilities	6,272	5,742
Total current liabilities	21,759	20,795
Other long-term liabilities	2,992	1,693
Total liabilities	24,751	22,488
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 180,000 shares; issued and outstanding 34,378 and 33,813 shares as of June 30, 2016 and December 31, 2015, respectively	34	34
Additional paid-in capital	1,080,122	1,077,459
Accumulated other comprehensive loss	(372)	(356)
Accumulated deficit	(1,048,053)	(1,042,980)
Total stockholders’ equity	31,731	34,157
Total liabilities and stockholders’ equity	$56,482	$56,645

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

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(5,073)	$(968)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	370	384
Stock-based compensation	2,634	473
Sales returns and doubtful accounts	3	51
Changes in operating assets and liabilities:
Accounts receivable	1,670	(1,699)
Inventories	353	4,560
Prepaid expenses and other assets	(364)	468
Accounts payable	2,979	(2,258)
Accrued and other liabilities	1,577	(891)
Net cash provided by operating activities	4,149	120
Cash flows from investing activities:
Purchases of property and equipment	(2,940)	(646)
Net cash used in investing activities	(2,940)	(646)
Cash flows from financing activities:
Proceeds from exercise of stock options	29	152
Repayment of debt	(3,000)	—
Net cash (used in)/provided by financing activities	(2,971)	152
Effect of exchange rate changes on cash	(16)	(71)
Net decrease in cash and cash equivalents	(1,778)	(445)
Cash and cash equivalents at beginning of period	10,113	11,528
Cash and cash equivalents at end of period	$8,335	$11,083
Non-cash investing activities:
Changes in accrued and other liabilities related to property and equipment purchases	$—	$(142)
Changes in accounts payable related to property and equipment purchases	$(455)	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business
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

(c)	Correction of Immaterial Errors
Subsequent to the second quarter of fiscal year 2016, the Company concluded that previously reported cash flow impacts of approximately $0.5 million associated with certain fixed asset purchases and lease incentives were incorrectly presented for the six-months ended June 30, 2016. The Company assessed the materiality of these errors, using relevant quantitative and qualitative factors, and determined these errors, both individually and in the aggregate, were not material to the current period and do not impact prior periods. The Company elected to revise the consolidated cash flow statement for the six-months ended June 30, 2016 by reducing cash used in investing activities by approximately $0.5 million and decreasing cash provided by operating activities by the same amount.

(d)	Risks and Uncertainties
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

(g)	Fair Value of Financial Instruments
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

(h)	Concentration of Risk
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

(i)	Comprehensive Loss
There have been no items reclassified out of accumulated other comprehensive loss and into net loss. The Company’s other comprehensive loss for the six months ended June 30, 2016 and 2015 is comprised of only foreign exchange translation adjustments.

(j)     Recent Accounting Pronouncements

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
At June 30, 2016, cash and cash equivalents were $8.3 million compared to $10.1 million at December 31, 2015. The $1.8 million decrease in cash and cash equivalents was attributable to net cash used in investing and financing activities of $2.9 million and $3.0 million, respectively, partially offset by net cash provided by operating activities of $4.1 million.

Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2016 consisted of a net loss of $5.1 million, adjusted for non-cash charges totaling $3.0 million and an increase in net operating assets totaling $6.2 million. The most significant components of the changes in net operating assets were an increase in accounts payable of $3.0 million, partially offset by a decrease in accounts receivable of $1.7 million. The increase in accounts payable was primarily the result of managing our cash outflow and the result of increased payables during the quarter. The decrease in accounts receivable was primarily the result of increased collections and decreased sales to several large customers in the current year period.

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
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2016 and 2015 consisted of purchases of property and equipment of $2.9 million and $0.6 million, respectively.
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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded in the Original Filing and Amendment No. 1 that, subject to the limitations noted in this Part I, Item 4, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to Zhone and its consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. However, an evaluation of the effectiveness of our disclosure controls and procedures was performed subsequent to the filing of Amendment No. 1 under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016, due to the fact that our unaudited interim financial statements were not reviewed by an independent registered public accounting firm. We have implemented enhanced procedures to ensure that an independent registered public accounting firm reviews all of our future unaudited interim financial statements to be disclosed in the quarterly reports we file or submit under the Securities Exchange Act of 1934. Our independent registered accounting firm has reviewed the unaudited interim financial statements contained in this Amended Filing and no material adjustments to our financial statements included in the Original Filing and Amendment No. 1 have resulted from this review.
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

ZHONE TECHNOLOGIES, INC.

Date: September 7, 2016	By:	/s/ JAMES NORROD
	Name:	James Norrod
	Title:	Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	First Amendment to Office Lease Agreement, dated June 7, 2016, between Zhone Technologies, Inc. and BACM 2005-3 Bryan Dairy Industrial, LLC*

15.1	Awareness Letter from KPMG LLP regarding unaudited interim financial information

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Previously filed