Form 10-Q
period 2016-09-30
DASAN ZHONE SOLUTIONS INC
filed 2016-11-15
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
000-32743
(Commission File Number)

DASAN ZHONE SOLUTIONS, INC.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2016, there were approximately 81,873,848 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This report is the Quarterly Report on the Form 10-Q for the quarterly period ended September 30, 2016 (this "Form 10-Q") of DASAN Zhone Solutions, Inc., a Delaware corporation (the "Company"). On September 9, 2016, the acquisition of Dasan Network Solutions, Inc. ("DNS") was consummated through the merger of a wholly owned subsidiary of the Company with and into DNS, with DNS surviving as a wholly owned subsidiary of the Company (the "Merger"). In connection with the Merger, the Company changed its name from Zhone Technologies, Inc. to DASAN Zhone Solutions, Inc. For periods through September 8, 2016, Zhone Technologies, Inc. is referred to as "Legacy Zhone."

Pursuant to the Merger, all issued and outstanding shares of capital stock of DNS were canceled and converted into the right to receive shares of the Company’s common stock in an amount equal to 58% of the issued and outstanding shares of the Company’s common stock. As a result, immediately following the effective time of the Merger, DNS' former sole shareholder, DASAN Networks, Inc., held 58% of the outstanding shares of the Company’s common stock and the holders of the Company’s common stock immediately prior to the Merger retained, in the aggregate, 42% of the outstanding shares of the Company’s common stock.

The Merger has been accounted for as a reverse acquisition under which DNS was considered the accounting acquirer of the Company. As such, the financial results of the Company for the three and nine months ended September 30, 2016 presented in this Form 10-Q reflect the operating results of DNS and its consolidated subsidiaries for the period commencing on the first day of the applicable period through September 8, 2016 and the operating results of both DNS and Legacy Zhone and their respective consolidated subsidiaries for the period September 9 through September 30, 2016. Such results are compared to the financial results of DNS and its consolidated subsidiaries for the three and nine months ended September 30, 2015. The balance sheet of the Company includes the fair value of the assets and liabilities of Legacy Zhone as of the effective date of the Merger. Those assets include the fair value of acquired intangible assets and goodwill. Due to the foregoing, the Company’s financial results for the three and nine months ended September 30, 2016 are not comparable to its financial results for the three and nine months ended September 30, 2015. The fourth quarter ending December 31, 2016 will be the first quarter in which the Company's financial results reflect a full quarter of operating results for both DNS and Legacy Zhone and their respective consolidated subsidiaries. Except as otherwise specifically noted herein, all references in this Form 10-Q to the "Company", "we", "us", or "our" refer to (i) DNS and its consolidated subsidiaries for periods through September 8, 2016 and (ii) the Company and its consolidated subsidiaries for periods on or after September 9, 2016.

Refer to Notes 1 and 2 of the Notes to Consolidated Financial Statements for additional information.

As previously disclosed, the Company is still in the process of engaging a new independent registered public accounting firm following the previously disclosed resignation of KPMG, LLP. As a result, an independent registered public accounting firm did not review the interim unaudited financial statements as of and for the three and nine months ended September 30, 2016 pursuant to the Public Company Accounting Oversight Board's (PCAOB) AU 722, Interim Financial Information, as required by Rule 10-01(d) of Regulation S-X. As a result, this Form 10-Q is deemed deficient and should not be relied upon. A review of the Company’s interim unaudited financial statements may result in changes to the financial statements contained herein. The Company undertakes the responsibility to file an amendment to this Form 10-Q promptly following the Company’s engagement of an independent registered public accounting firm and the completion of their review of the interim unaudited financial statements as of and for the three and nine months ended September 30, 2016.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets (NOT REVIEWED)
(In thousands, except par value)

	September 30, 2016	December 31, 2015
	NOT REVIEWED[1]
Assets
Current assets:
Cash and cash equivalents	$34,375	$10,015
Restricted cash	5,218	3,844
Short-term investments	—	—
Accounts receivable, net of allowances for sales returns and doubtful accounts of $5,492 as of September 30, 2016 and $868 as of December 31, 2015	39,306	32,728
Other receivables	12,892	13,010
Current deferred income tax assets	—	327
Inventories, net	31,957	13,900
Prepaid expenses and other current assets	3,878	951
Total current assets	127,626	74,775
Property and equipment, net	6,258	2,251
Intangible assets, net	22,573	696
Non-current deferred income tax assets	2,114	1,058
Other assets	1,778	4,811
Total assets	$160,349	$83,591
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,609	$14,936
Short-term debt	21,941	21,848
Accrued and other liabilities	26,735	4,467
Total current liabilities	69,285	41,251
Long-term debt - Related Party	5,000	—
Other long-term liabilities	8,024	510
Total liabilities	82,309	41,761
Stockholders’ equity:
Common stock, authorized 180,000 shares, 81,874 shares of the Company as of September 30, 2016 at $0.001 par value. 353,678 shares of DNS outstanding as of December 31, 2015 at $0.144 and $1 per share.	81,874	56,579
Additional paid-in capital	7,283	(8,890)
Other comprehensive loss	908	(1,775)
Accumulated deficit	(12,743)	(4,222)
Non-controlling interest	718	138
Total stockholders’ equity	78,040	41,830
Total liabilities and stockholders’ equity	$160,349	$83,591
See accompanying notes to unaudited condensed consolidated financial statements.
1 The Company is still in the process of engaging a new independent registered public accounting firm. Accordingly, a review, pursuant to PCAOB AU 722, Interim Financial Information, by an independent registered public accounting firm has not been completed for the indicated period.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Loss (NOT REVIEWED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	NOT REVIEWED[1]
Net revenue	$32,166	$22,591	$93,256	$93,339
Cost of revenue	22,693	16,774	68,997	69,287
Gross profit	9,473	5,817	24,259	24,052
Operating expenses:
Research and product development	5,885	4,859	15,582	16,546
Selling, general and administrative	8,202	3,939	16,903	12,458
Amortization of intangible assets	299	—	299	—
Total operating expenses	14,386	8,798	32,784	29,004
Operating loss	(4,913)	(2,981)	(8,525)	(4,952)
Interest expense, net	(173)	(87)	(463)	(286)
Other income, net	52	583	117	780
Loss before income taxes	(5,034)	(2,485)	(8,871)	(4,458)
Income tax expense (benefit)	(153)	295	(584)	480
Net loss	(4,881)	(2,780)	(8,287)	(4,938)
Less: Net income attributable to non-controlling interest	38	—	234	—
Net loss attributable to DASAN Zhone Solutions, Inc.	(4,919)	(2,780)	(8,521)	(4,938)
Other comprehensive income, net of foreign currency translation adjustments	2,269	1,009	2,670	107
Comprehensive loss	$(2,612)	$(1,771)	$(5,617)	$(4,831)
Less: Comprehensive income attributable to non-controlling interest	44	0	303	0
Comprehensive loss attributable to DASAN Zhone Solutions, Inc.	$(2,656)	$(1,771)	$(5,920)	$(4,831)
Basic and diluted net loss per share	$(0.06)	$(0.01)	$(0.10)	$(0.01)
Weighted average shares outstanding used to compute basic net loss per share	81,839	347,005	81,739	347,005
Weighted average shares outstanding used to compute diluted net loss per share	81,839	347,005	81,739	347,005

See accompanying notes to unaudited condensed consolidated financial statements.

1 The Company is still in the process of engaging a new independent registered public accounting firm. Accordingly, a review, pursuant to PCAOB AU 722, Interim Financial Information, by an independent registered public accounting firm has not been completed for the indicated period.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows (NOT REVIEWED)
(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
	NOT REVIEWED[1]
Cash flows from operating activities:
Net loss	$(8,287)	$(4,938)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,165	1,112
Stock-based compensation	128	—
Sales returns and doubtful accounts	(48)	—
Loss on foreign currency translation	2,189	727
Deferred income taxes	(612)	480
Gain on foreign currency translation	(534)	(3,069)
Other	174	23
Changes in operating assets and liabilities:
Accounts receivable	11,931	11,160
Other receivables	2,670	(2,385)
Inventories	(2,779)	1,270
Prepaid expenses and other assets	(409)	(119)
Accounts payable	(6,064)	(16,779)
Accrued and other liabilities	13,657	5,019
Net cash provided by (used in) operating activities	13,181	(7,499)
Cash flows from investing activities:
Decrease in restricted cash	(1,374)	2,526
Increase in short-term loans to others	1,561	285
Acquisition of other current financial assets	—	—
Proceeds from other current financial assets	319	86
Proceeds from disposal of property and equipment	98	6
Acquisition of property and equipment	(402)	(541)
Acquisition of intangible assets	(91)	—
Proceeds of other non-current financial assets	—	106
Increase in short-term loans to others	(1,386)	—
Decrease in long-term loans to others	330	—
Increase in long-term loans to others	—	(645)
Net cash (used in) provided by investing activities	(945)	1,823
Cash flows from financing activities:
(Repayments of) proceeds from short-term borrowings	(3,320)	5,770
Proceeds from long-term borrowings	6,800	—
Government grants received	31	156
Proceeds from issuance of common stock	—	1,600
Decrease in capital surplus	—	(3,002)
Net cash provided by financing activities	3,511	4,524
Effect of exchange rate changes on cash	1,600	(440)
Net increase (decrease) in cash and cash equivalents	17,347	(1,592)
Cash and cash equivalents at beginning of period	17,028	6,786
Cash and cash equivalents at end of period	$34,375	$5,194

See accompanying notes to unaudited condensed consolidated financial statements.

1 The Company is still in the process of engaging a new independent registered public accounting firm. Accordingly, a review, pursuant to PCAOB AU 722, Interim Financial Information, by an independent registered public accounting firm has not been completed for the indicated period.

Notes to Unaudited Condensed Consolidated Financial Statements (NOT REVIEWED)

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business
DASAN Zhone Solutions, Inc. (formerly known as Zhone Technologies, Inc. and referred to, collectively with its subsidiaries, as "DASAN Zhone" or the "Company") is a global leader in broad-based network access solutions. The Company provides solutions in five major product areas: broadband access, mobile backhaul, Ethernet switching, passive optical LAN ("POLAN") and software defined networks ("SDN"). More than 750 of the world's most innovative network operators, service providers and enterprises turn to DASAN Zhone for fiber access transformation.
DASAN Zhone was incorporated under the laws of the state of Delaware in June 1999. On September 9, 2016, the Company acquired Dasan Network Solutions, Inc. ("DNS") through the merger of a wholly owned subsidiary of the Company with and into DNS, with DNS surviving as a wholly owned subsidiary of the Company (the "Merger"). In connection with the Merger, the Company changed its name from Zhone Technologies, Inc. to DASAN Zhone Solutions, Inc. For periods through September 8, 2016, Zhone Technologies, Inc. is referred to as "Legacy Zhone." The Company’s common stock continues to be traded on the Nasdaq Capital Market, and the Company’s ticker symbol was changed from "ZHNE" to "DZSI" effective September 12, 2016. The Company is headquartered in Oakland, California.

(b)	Basis of Presentation
The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant inter-company transactions and balances have been eliminated in consolidation. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of DNS and notes thereto included in the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on August 8, 2016.
As discussed more fully in Note 2, on September 9, 2016, the Company acquired DNS through the Merger of a wholly owned subsidiary of the Company ("Merger Sub") with and into DNS, with DNS surviving as a wholly owned subsidiary of the Company. The Merger is treated as a reverse acquisition for accounting purposes, with DNS as the acquirer of the Company. As such, the financial results of the Company for the three and nine months ended September 30, 2016 presented in this Form 10-Q reflect the operating results of DNS and its consolidated subsidiaries for the period commencing on the first day of the applicable period through September 8, 2016, and reflect the operating results of both DNS and Legacy Zhone and their respective consolidated subsidiaries for the period September 9 through September 30, 2016. Such results are compared to the financial results for DNS and its consolidated subsidiaries for the three and nine months ended September 30, 2015. The balance sheet of the Company reflects the fair value of the assets and liabilities of Legacy Zhone as of the effective date of the Merger. Those assets include the fair value of acquired intangible assets and goodwill. Due to the foregoing, the Company’s financial results for the three and nine months ended September 30, 2016 are not comparable to its financial results for the three and nine months ended September 30, 2015. The fourth quarter ending December 31, 2016 will be the first quarter in which the Company’s financial results reflect a full quarter of operating results for both DNS and Legacy Zhone and their respective consolidated subsidiaries.
Except as otherwise specifically noted herein, all references to the "Company" refer to (i) DNS and its consolidated subsidiaries for periods through September 8, 2016 and (ii) the Company and its consolidated subsidiaries for periods on or after September 9, 2016.

(c)	Risks and Uncertainties
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $3.0 million for the year ended December 31, 2015 and a net loss of $8.3 million for the nine months ended September 30, 2016, which net losses have continued to reduce cash and cash equivalents. As of September 30, 2016, the Company had approximately $34.4 million in cash and cash equivalents and $26.9 million in aggregate principal amount of outstanding borrowings under short-term loans and the Company's loan agreement with DASAN Networks, Inc ("DASAN"). In addition, the Company had an aggregate of $37.0 million in revolving line of credit facilities as of September 30, 2016, which included the Company's $25.0 million revolving line of credit and letter of credit facility (the “WFB Facility”) with Wells Fargo Bank (“WFB”). The Company had no borrowings outstanding under the WFB Facility and $5.7 million in aggregate principal amount of borrowings under its other revolving line of credit facilities at September 30, 2016. See Note 7 and Note 8 for additional information.
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
The Company's financial condition and results of operations could be materially and adversely affected by various factors, including:

•	Potential deferment of purchases and orders by customers;

•	Customers’ inability to obtain financing to make purchases from the Company and/or maintain their business;

•	Negative impact from increased financial pressures on third-party dealers, distributors and retailers;

•	Intense competition in the communication equipment market;

•	Commercial acceptance of the Company’s products; and

•	Negative impact from increased financial pressures on key suppliers.
The Company may experience material adverse impacts on its business, operating results and financial condition as a result of weak or recessionary economic or market conditions in the United States, Korea or the rest of the world.

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
As of September 30, 2016 and December 31, 2015, the Company's financial instruments included cash and cash equivalents, short-term investments, trade and other receivables, other current assets, accounts payable, other current liabilities and debt. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the applicable balance sheet date. The carrying value of debt approximated its fair value based on a comparison with then-prevailing market interest rates. Due to the short-term maturities of the Company’s investments, carrying amounts approximated fair value at the applicable balance sheet date. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.

(h)	Concentration of Risk
The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended September 30, 2016 and 2015, three customers represented 46% and 63% of net revenue, respectively. For the nine months ended September 30, 2016 and 2015, three customers represented 44% and 56% of net revenue, respectively.
Three customers accounted for 37% and 66% of net accounts receivable as of September 30, 2016 and December 31, 2015, respectively.
As of September 30, 2016 and December 31, 2015, receivables from customers in countries other than the United States represented 80% and 93%, respectively, of net accounts receivable.

(i)	Comprehensive Loss
There have been no items reclassified out of accumulated other comprehensive loss and into net loss. The Company’s other comprehensive loss for the nine months ended September 30, 2016 and 2015 is comprised of only foreign exchange translation adjustments.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes, Balance Sheet Classification of Deferred Taxes, which simplifies the classification of deferred tax assets and liabilities as non-currrent in the balance sheet. The updated guidance is effective for the Company on January 1, 2017, and early adoption is permitted. The Company has not yet evaluated the impact of the guidance on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for the Company on January 1, 2019, and early adoption is permitted. The Company has not yet evaluated the impact of the guidance on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires entities to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on statements of cash flows. The guidance is effective for the Company on January 1, 2017, and early adoption is permitted. The Company has not yet evaluated the impact of the guidance on its consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which provides clarification on how to assess collectibility, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition of ASU 2014-09. The effective date of this updated guidance for the Company is the same as the effective date of ASU 2014-09, which is January 1, 2018. The Company has not yet evaluated the impact of the guidance on its consolidated financial statements and related disclosures.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The updated guidance is effective for the Company on January 1, 2018, and early adoption is permitted. The Company has not yet evaluated the impact of the guidance on its consolidated financial statements and related disclosures.

(2)	Merger
On September 9, 2016, the Company acquired DNS through the Merger of a wholly owned subsidiary of the Company with and into DNS, with DNS surviving as a wholly owned subsidiary of the Company. At the effective time of the Merger, all issued and outstanding shares of capital stock of DNS held by DASAN were canceled and converted into the right to receive shares of the Company's common stock in an amount equal to 58% of the issued and outstanding shares of the Company's commons stock immediately following the Merger. Accordingly, at the effective time of the Merger, the Company issued 47,465,082 shares of the Company’s common stock to DASAN as consideration in the Merger, of which 4,746,508 shares are being held in escrow as security for claims for indemnifiable losses in accordance with the merger agreement relating to the Merger. As a result, immediately following the effective time of the Merger, DASAN held 58% of the outstanding shares of the Company's common stock and the holders of the Company's common stock immediately prior to the Merger retained, in the aggregate, 42% of the outstanding shares of the Company's common stock.

As described in Note 1, the Company accounted for the Merger as a reverse acquisition under the acquisition method of accounting in accordance with ASC 805, "Business Combination." Consequently, for the purpose of the Purchase Price Allocation ("PPA") DNS' assets and liabilities have been retained at their carrying values and Legacy Zhone's assets acquired, and liabilities assumed, by DNS (as the accounting acquirer in the Merger) have been recorded at their fair value measured as of September 9, 2016. The Merger combines leading technology platforms with a broadened customer base.

The total purchase consideration in the Merger is based on the number of shares of Legacy Zhone common stock and Legacy Zhone stock options outstanding immediately prior to the closing of the Merger, and was determined based on the closing price of $1.19 per share of the Company's common stock on the September 9, 2016 (the effective date of the Merger) and the 34,371,266 shares. The estimated total purchase consideration is calculated as follows (in thousands):

	Shares	Estimated Fair Value
	NOT REVIEWED
Shares of Legacy Zhone stock as of September 8, 2016	34,371	$40,902
Legacy Zhone stock options	1,323	715
Assumed liabilities		25,717
Total Purchase Consideration		$67,334

The Company has performed a preliminary valuation analysis of the market value of the assets and liabilities of Legacy Zhone. The following table summarizes the preliminary allocation of the fair value consideration transferred as of the acquisition date (unaudited, in thousands):

Fair Value of Total Assets	NOT REVIEWED
Current tangible assets	40,747
Non-current tangible assets	4,464
Total tangible assets	$45,211

Identifiable Intangible Assets
Developed technology	3,040
Customer relationships	6,740
Backlog	2,017
Total Intangible Assets	$11,797

Goodwill	$10,326

Total Indicated Fair Value of Assets	$67,334

The fair value of the assets acquired includes trade receivables of $17.1 million.

During the three months period ended September 30, 2016, the Company recorded $3.5 million in Merger-related costs. These expenses are included in general and administrative expense.

The goodwill is mainly attributable to the fair values assigned to the acquired intangible assets. The following table presents the preliminary fair values of the acquired intangible assets at the effective date of the Merger (in thousands, except years):

	Useful life (in Years)	Fair Value	Accumulated Amortization	Net
NOT REVIEWED
Developed technology	5	3,040	(51)	2,989
Customer relationships	7	6,740	(80)	6,660
Backlog	1	2,017	(168)	1,849
		11,797	(299)	11,498

The following unaudited pro forma condensed combined financial information for the three and nine months ended September 30, 2016 and 2015 gives effect to the Merger as if it had occurred at the beginning of each period presented. The unaudited pro forma condensed combined financial information has been included for comparative purposes only and is not necessarily indicative of the combined company's financial position or results of operations might have been had the Merger been completed as of the dates indicated. In addition, the unaudited pro forma condensed combined financial information does not purport to project the future financial position or results of operations of the combined company. The unaudited pro forma condensed combined financial information reflects adjustments related to the Merger, such as to record certain incremental expenses resulting from purchase accounting adjustments (such as amortization expenses in connection with the fair value adjustments to intangible assets and Merger-related costs).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	NOT REVIEWED		NOT REVIEWED
Pro forma total net revenue	$40,666	$44,719	$144,954	$170,082
Pro forma net income (loss)	(17,786)	(8,665)	(28,058)	(13,585)

For the period from September 9, 2016 (the effective date of the Merger) through September 30, 2016, the Company's income statement included $5.7 million of revenues and $2.5 million of net loss from the Legacy Zhone business.

(3)	Cash and Cash Equivalents and Restricted Cash
As of September 30, 2016 and December 31, 2015, the Company's cash and cash equivalents comprised financial deposits. Restricted cash comprised cash restricted for research and development activities and collateral for borrowings.

(4)	Inventories
Inventories as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016	December 31, 2015
	NOT REVIEWED
Raw materials	$12,935	$5,519
Work in process	3,369	2,074
Finished goods	12,529	5,022
Other	$3,124	$1,285
	$31,957	$13,900

(5)	Property and Equipment, net
Property and equipment, net, as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016	December 31, 2015
	NOT REVIEWED
Machinery and equipment	$14,468	$3,173
Computers and software	3,868	—
Facilities	22,237	20,472
Furniture and fixtures	1,333	1,052
Leasehold improvements	4,640	—
Other	77	74
	46,623	24,771
Less accumulated depreciation and amortization	(40,022)	(22,121)
Less government grants	$(343)	$(399)
	$6,258	$2,251
Depreciation expense associated with property and equipment for the three months ended September 30, 2016 and 2015 amounted to $0.6 million and $0.4 million, respectively. Depreciation expense associated with property and equipment for the nine months ended September 30, 2016 and 2015 amounted to $1.2 million and $1.1 million, respectively.
The Company receives grants from the government mainly to support capital expenditures. Such grants are deferred and are generally refundable to the extent the Company does not utilize the funds for qualifying expenditures. Once earned, the Company records the grants as a contra amount to the assets and amortizes such amount over the useful lives of the related assets as a reduction to depreciation expense.

(6)	Intangible Assets, net
Intangible assets, net, as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016	December 31, 2015
	NOT REVIEWED
Goodwill	$11,019	$693

Developed Technology	3,040	—
Customer Relationships	6,740	—
Backlog	2,017	—
Other	137	40
Less accumulated amortization	(380)	(37)
Other intangible assets, net	11,554	3
Intangible assets, net	$22,573	$696
Impairment and amortization expense associated with intangible assets for the three months ended September 30, 2016 and 2015 amounted to $0.3 million and less than $0.1 million, respectively. Impairment and amortization expense associated with intangible assets for the nine months ended September 30, 2016 and 2015 amounted to $0.4 million and less than $0.1 million, respectively.

(7)	Debt

WFB Facility
As of September 30, 2016, the Company had a $25.0 million revolving line of credit and letter of credit facility with WFB. Under the WFB Facility, the Company has the option of borrowing funds at agreed upon interest rates. The amount that the Company is able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit, which at September 30, 2016 was $3.8 million To maintain availability of funds under the WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.
The Company had no outstanding borrowings and $3.8 million committed as security for letters of credit under its WFB Facility at September 30, 2016. The Company had $2.9 million of borrowing availability remaining under the WFB Facility as of September 30, 2016. The maturity date under the WFB Facility is March 31, 2019. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on our average excess availability (as calculated under the WFB Facility). The interest rate on the WFB Facility was 3.35% at September 30, 2016.
The Company’s obligations under the WFB Facility are secured by substantially all of its personal property assets and those of its subsidiaries that guarantee the WFB Facility, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company defaults under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the WFB Facility. As of September 30, 2016, the Company was in compliance with these covenants.
Bank and Trade Facilities - Foreign Operations
Certain of the Company's foreign subsidiaries have entered into various financing arrangements with foreign banks and other lending institutions consisting primarily of revolving lines of credit, trade facilities, term loans and export development loans. These facilities are renewed on an annual basis and are generally secured by a security interest in certain assets of the applicable foreign subsidiaries. Payments under such facilities are made in accordance with the given lender’s amortization schedules. As of September 30, 2016 and December 31, 2015, the Company had an aggregate outstanding balance of $20.1 million and $21.8 million, respectively, under such financing arrangements, and the interest rate per annum applicable to outstanding borrowings under these financing arrangements as of September 30, 2016 and December 31, 2015 ranged from 1.66% to 4.26% and 2.04% to 3.55%, respectively.

(8)	Related Party Borrowings
In connection with the Merger, on September 9, 2016, the Company entered into a Loan Agreement with DASAN for a $5.0 million unsecured subordinated term loan facility. Under the Loan Agreement, the Company was permitted to request drawdowns of one or more term loans in an aggregate principal amount not to exceed $5.0 million. As of September 30, 2016, $5.0 million in term loans was outstanding under the facility. Such term loans mature in September 2021 and are pre-payable at any time by the Company without premium or penalty. The interest rate as of September 30, 2016 under this facility was 4.6% per annum.
In addition, the Company's subsidiary DNS borrowed $1.8 million from DASAN for capital investment in February 2016, which amount was outstanding as of September 30, 2016. This loan matures in March 2017 with an option of renewal by mutual agreement, and bears interest at a rate of 6.9% per annum, payable annually.

(9)	Net Loss Per Share
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

The following table is a reconciliation of the numerator and denominator in the basic and diluted net loss per share calculation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	NOT REVIEWED		NOT REVIEWED
Net loss:	$(4,881)	$(2,780)	$(8,287)	$(4,938)
Weighted average number of shares outstanding:
Basic	81,839	347,005	81,739	347,005
Effect of dilutive securities:
Stock options and share awards	—	—	—	—
Diluted	81,839	347,005	81,739	347,005
Net loss per share
Basic	$(0.06)	$(0.01)	$(0.10)	$(0.01)
Diluted	$(0.06)	$(0.01)	$(0.10)	$(0.01)

The following tables set forth potential shares of the Company's common stock that are not included in the diluted net loss per share calculation for the three and nine months ended September 30,2 016 because their effect would be antidilutive for the periods indicated (in thousands, except exercise price per share data):

	Three Months Ended September 30, 2016	Weighted Average Exercise Price	Nine Months Ended September 30, 2016	Weighted Average Exercise Price
	NOT REVIEWED
Outstanding stock options	$4,019	$1.38	$4,019	$1.38

There were no shares that had anti-dilutive effect on the calculation of diluted net loss per share for the three and nine months ended September 30, 2015.

(10)	Commitments and Contingencies
Operating Leases
The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
NOT REVIEWED
Year ending December 31:
2016 (remainder of the year)	$272
2017	1,470
2018	1,066
2019	597
2020 and thereafter	4,237
Total minimum lease payments	$7,642

Warranties
The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally up to two years from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
	NOT REVIEWED
Beginning balance	$1,093	$389
Charged to cost of revenue	703	289
Claims and settlements	(805)	(297)
Ending balance	$991	$381
Performance Bonds
In the normal course of operations, from time to time, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. As of September 30, 2016, the Company did not have any outstanding surety bonds.
Purchase Commitments
The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding, net of reserve, was $5.5 million as of September 30, 2016.

Payment Guarantees Provided by Third Parties
The following table sets forth third parties that have provided payment guarantees of the Company's indebtedness and other obligations as of September 30, 2016 (in thousands):

Guarantor	Amount Guaranteed	Description of Obligations Guaranteed
NOT REVIEWED
DASAN	$4,378	Borrowings from Shinhan Bank
DASAN	4,800	Borrowings from KEB Hana Bank
DASAN	11,684	Borrowings from Industrial Bank of Korea
DASAN	6,000	Letter of credit from Nonghyup Bank
Industrial Bank of Korea	3,593	Letter of credit
NongHyup Bank	2,156	Letter of credit
Other	1,438	Purchasing card and performance payment guarantee[1]
	$34,049
1The Company is responsible for the warranty liabilities generally for a period of up to two years for major product sales and has obtained surety insurance with respect to part of such warranty liabilities.
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

(11)	Enterprise-Wide Information
The Company is a global leader in broad-based network access solutions. The Company provides solutions in five major product areas: broadband access, Ethernet switching, mobile backhaul, POLAN and SDN. The Company’s chief operating decision makers are the Company’s Co-Chief Executive Officers. The Co-Chief Executive Officers review financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company has determined that it has operated within one discrete reportable business segment since inception. The following summarizes required disclosures about geographic concentrations and revenue by products and services (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	NOT REVIEWED		NOT REVIEWED
Revenue by Geography:
United States	$3,382	$550	$7,240	$3,988
Canada	255	—	255	—
Total North America	3,637	550	7,495	3,988
Latin America	1,406	—	1,406	—
Europe, Middle East, Africa	1,301	—	1,301	—
Korea	18,721	18,453	52,882	67,116
Other Asia Pacific	7,101	3,588	30,172	22,235
Total International	28,529	22,041	85,761	89,351
	$32,166	$22,591	$93,256	$93,339

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	NOT REVIEWED		NOT REVIEWED
Revenue by Products and Services:
Products	$28,988	$21,633	$86,584	$88,922
Services	3,178	958	6,672	4,417
Total	$32,166	$22,591	$93,256	$93,339

(12)	Income Taxes
The total amount of unrecognized tax benefits, including interest and penalties, at September 30, 2016 was not material. The amount of tax benefits that would impact the effective income tax rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits during the quarters ended September 30, 2016 and 2015. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

• Federal	2012 – 2015

• California and Canada	2011 – 2015

• Brazil	2010 – 2015

• Germany	2008 – 2015

• Japan	2011 – 2015

• Korea	2014 – 2015

• United Kingdom	2011 – 2015
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this report, unless the context suggests otherwise, the terms "we", "us", or "our" refer to (i) Dasan Network Solutions, Inc. (DNS) and its consolidated subsidiaries for periods through September 8, 2016 and (ii) DASAN Zhone Solutions, Inc. and its consolidated subsidiaries for periods on or after September 9, 2016, the effective date of the Merger (as defined below). In connection with the Merger, Zhone Technologies, Inc. changed its name to DASAN Zhone Solutions, Inc. For periods through September 8, 2016, Zhone Technologies, Inc. is referred to as "Legacy Zhone."
Forward-Looking Statements
This report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future growth and revenues from our products; our ability to refinance or repay our existing indebtedness prior to the applicable maturity date; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified under the heading “Risk Factors” in Part II, Item 1A, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to realize the anticipated cost savings, synergies and other benefits of the Merger (as defined below) and any integration risks relating to the Merger, the ability to generate sufficient revenue to achieve or sustain profitability, the ability to raise additional capital to fund existing and future operations or to refinance or repay our existing indebtedness, defects or other performance problems in our products, the economic slowdown in the telecommunications industry that has restricted the ability of our customers to purchase our products, commercial acceptance of our products, intense competition in the communications equipment market from large equipment companies as well as private companies with products that address the same networks needs as our products, higher than anticipated expenses that we may incur, and other factors identified elsewhere in this report and in our most recent reports on Forms 10-K, 10-Q and 8-K. We undertake no obligation to revise or update any forward-looking statements for any reason.

OVERVIEW

We are a global leader in broad-based network access solutions. We provide solutions in five major product areas: broadband access, mobile backhaul, Ethernet switching, passive optical LAN (POLAN) and software defined networks (SDN).

Our broadband access products offer a variety of options for carriers and service providers to connect residential and business customers. Our solutions allow carriers and service providers to either use high-speed fiber or leverage their existing deployed copper networks to offer broadband services to customer premises. Once our broadband access products are deployed, the service provider can offer voice, high-definition and ultra-high-definition video, high-speed internet access and business class services to their customers. We develop our broadband access products for all aspects of carrier and service provider access networks: customer premise equipment (such as DSL modems), Ethernet access demarcation devices, Gigabit passive optical network (GPON) and Gigabit Ethernet passive optical network (GEPON) optical network terminals (ONTs). We also develop central office products, such as broadband loop carriers for digital subscriber lines (DSL) and voice-grade telephone service (POTS), high-speed digital subscriber line access multiplexers (DSLAMs) with G.fast and very-high-bit-rate DSL (VDSL) capabilities, optical line terminals (OLTs) for passive optical distribution networks like GPON and GEPON as well as point-to-point Ethernet service for 1 Gigabit to 10 Gigabit access.

Our mobile backhaul products provide a robust, manageable and scalable solution for mobile operators that enable them to upgrade their mobile backhaul systems and migrate from 3G networks to LTE and beyond. We provide our mobile backhaul products to mobile operators or carriers who provide the transport for mobile operators. Our mobile backhaul products may be collocated at the radio access node (RAN) base station (BS) and can aggregate multiple RAN BS in to a single backhaul for delivery of mobile traffic to the RAN network controller. We provide standard Ethernet/IP or multiprotocol label switching (MPLS) interfaces and interoperate with other vendors in these networks. With mobile backhaul networks providing carriers with significant revenue growth in recent years, mobile backhaul has become one of the most important parts of their networks.

Our Ethernet switching products provide a high-performance and manageable solution that bridges the gap from carrier access technologies to the core network. Over the past ten years carriers have migrated access infrastructure to Ethernet from time-division multiplexing and asynchronous transfer mode systems. Our products can also be deployed in data centers, blurring the line between central office and data center. Our products support pure Ethernet switching as well as layer 3 IP and MPLS capabilities, and are currently being developed for interfacing with SDNs.

Our FiberLAN portfolio of POLAN products are designed for enterprise, campus, hospitality, and entertainment arena usage. Our FiberLAN portfolio includes our high-performance, high-bandwidth GPON OLTs connected to the industry’s most diverse ONT product line, which include units with integrated Power over Ethernet (PoE) to power a wide range of devices such as our full range of WIFI access points (APs) and scalable WIFI AP controller. Our environmentally friendly FiberLAN POLAN solutions are one of the most cost effective LAN technologies that can be deployed, allowing network managers to deploy a future proof, low-maintenance, manageable solution that requires less space, air conditioning, copper and electricity than other alternatives.

Our SDN and network function virtualization (NFV) tools and building blocks to allow service providers to migrate their networks’ full complement of legacy control plane and data plane devices to a centralized intelligent controller that can reconfigure the services of the hundreds of network elements in real time for more controlled and efficient provision of bandwidth and latency across the network. This move to SDN and NFV provides better service for end customers and a more efficient and cost-effective use of hardware resources for service providers. We leverage our broadband access, mobile backhaul and Ethernet switching expertise to extract and virtualize many of the traditional legacy control and data plane functions to allow them to be run from the cloud. The latest evolution of our hardware-based solution was designed to support SDN and NFV.

We have incurred significant losses to date and expect that our operating losses and negative cash flows from operations may continue. We incurred a net loss of $3.0 million for the year ended December 31, 2015 and a net loss of $8.3 million for the nine months ended September 30, 2016, which net losses have continued to reduce cash and cash equivalents. We had an accumulated deficit of $12.7 million as of September 30, 2016. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States, Korea and the rest of the world deteriorate, we may experience material adverse impacts on our business, operating results and financial condition. We have continued our focus on cost control and operating efficiency along with restrictions on discretionary spending.
Going forward, our key financial objectives include the following:

•	Increasing revenue while continuing to carefully control costs;

•	Continued investments in strategic research and product development activities that will provide the maximum potential return on investment; and

•	Minimizing consumption of our cash and cash equivalents.
MERGER
On September 9, 2016, we acquired DNS through the merger of a wholly owned subsidiary of Zhone Technologies, Inc. with and into DNS, with DNS surviving as our wholly owned subsidiary (the Merger). In connection with the Merger, Zhone Technologies, Inc. changed its name to DASAN Zhone Solutions, Inc. Our common stock continues to be traded on the Nasdaq Capital Market, and our ticker symbol was changed from "ZHNE" to "DZSI" effective September 12, 2016.
At the effective time of the Merger, all issued and outstanding shares of capital stock of DNS held by its sole shareholder, DASAN Networks, Inc. (DASAN), were canceled and converted into the right to receive shares of our common stock in an amount equal to 58% of the issued and outstanding shares of our commons stock immediately following the Merger. Accordingly, at the effective time of the Merger, we issued 47,465,082 shares of our common stock to DASAN as consideration in the Merger, of which 4,746,508 shares are being held in escrow as security for claims for indemnifiable losses in accordance with the merger agreement relating to the Merger. As a result, immediately following the effective time of the Merger, DASAN held 58% of the outstanding shares of our common stock and the holders of our common stock immediately prior to the Merger retained, in the aggregate, 42% of the outstanding shares of our common stock.
See Note 2 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report for additional information regarding the Merger.

ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS
As discussed in Note 1 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report, the Merger has been accounted for as a reverse acquisition under which DNS was considered the accounting acquirer of Legacy Zhone. As such, our financial results for the three and nine months ended September 30, 2016 presented in this Form 10-Q reflect the operating results of DNS and its consolidated subsidiaries only, for the period commencing on the first day of the applicable period through September 8, 2016, and includes the operating results of both DNS and Legacy Zhone and their respective consolidated subsidiaries for the period September 9 through September 30, 2016. Such results are compared to the financial results of DNS and its consolidated subsidiaries for the three and nine months ended September 30, 2015. Our balance sheet includes the fair value of the assets and liabilities of Legacy Zhone as of the effective date of the Merger. Those assets include the fair value of acquired intangible assets and goodwill. Due to the foregoing, our financial results for the three and nine months ended September 30, 2016 are not comparable to our financial results for the three and nine months ended September 30, 2015. The fourth quarter ending December 31, 2016 will be the first quarter in which our financial results reflect a full quarter of operating results for both DNS and Legacy Zhone and their respective consolidated subsidiaries.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from the critical accounting policies and estimates of DNS set forth in the consolidated financial statements of DNS and the notes thereto and elsewhere in our Definitive Proxy Statement filed with the SEC on August 8, 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	NOT REVIEWED		NOT REVIEWED
Net revenue	100%	100%	100%	100%
Cost of revenue	71%	74%	74%	74%
Gross profit	29%	26%	26%	26%
Operating expenses:
Research and product development	18%	22%	17%	18%
Selling, general and administrative	25%	17%	18%	13%
Amortization of intangible assets	1%	0%	0%	0%
Total operating expenses	45%	39%	35%	31%
Operating loss	(15)%	(13)%	(9)%	(5)%
Interest expense, net	(1)%	0%	0%	0%
Other income, net	0%	3%	0%	1%
Loss before income taxes	(16)%	(11)%	(10)%	(5)%
Income tax provision (benefit)	0%	1%	(1)%	1%
Net loss	(15)%	(12)%	(9)%	(5)%
Less: Net loss attributable to non-controlling interest	0%	0%	0%	0%
Net loss attributable to DASAN Zhone Solutions, Inc.	(15)%	(12)%	(9)%	(5)%
Other comprehensive income, net of foreign currency translation adjustments	0%	4%	3%	0%
Comprehensive loss	(8)%	(8)%	(6)%	(5)%
Less: Comprehensive income attributable to non-controlling interest	0%	0%	0%	0%
Comprehensive loss attributable to DASAN Zhone Solutions, Inc.	(8)%	(8)%	(6)%	(5)%

Net Revenue
Information about our net revenue for products and services for the three and nine months ended September 30, 2016 and 2015 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Decrease	% change	2016	2015	Decrease	% change
	NOT REVIEWED
Products	$29.0	$21.6	$7.4	34%	$86.6	$88.9	$(2.3)	(3)%
Services	3.2	1.0	2.2	220%	6.7	4.4	2.3	52%
Total	$32.2	$22.6	$9.6	42%	$93.3	$93.3	$—	0%

Information about our net revenue for North America and international markets for the three and nine months ended September 30, 2016 and 2015 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Increase (Decrease)	% change	2016	2015	Increase (Decrease)	% change
	NOT REVIEWED
Revenue by geography:
United States	$3.4	$0.6	$2.8	467%	$7.2	$4.0	$3.2	80%
Canada	0.3	—	0.3	100%	0.3	—	0.3	100%
Total North America	3.7	0.6	3.1	517%	7.5	4.0	3.5	88%
Latin America	1.4	—	1.4	100%	1.4	—	1.4	100%
Europe, Middle East, Africa	1.3	—	1.3	100%	1.3	—	1.3	100%
Korea	18.7	18.5	0.2	1%	52.9	67.1	(14.2)	(21)%
Asia Pacific	7.1	3.6	3.5	97%	30.2	22.2	8.0	36%
Total International	28.5	22.1	6.4	29%	85.8	89.4	(3.6)	(4)%
Total	$32.2	$22.6	$9.6	42%	$93.3	$93.3	$—	0%

For the three months ended September 30, 2016, net revenue increased 42% or $9.6 million to $32.2 million from $22.6 million for the same period last year. For the nine months ended September 30, 2016, net revenue remained constant compared to the same period last year. For the three months ended September 30, 2016, product revenue increased 34% or $7.4 million to $29.0 million, compared to $21.6 million for the same period last year. For the nine months ended September 30, 2016, product revenue decreased 3% or $2.3 million to $86.6 million, compared to $88.9 million for the same period last year. The increase in net revenue for the three months ended September 30, 2016 was primarily related to the consummation of the Merger in September 2016 (which resulted in the inclusion of net revenue related to the Legacy Zhone business for 21 days of the current year quarter). The relatively flat net revenues for the nine months ended September 30 2016 compared to the prior year period was primarily attributable to decreased sales in the Korea, offset by the inclusion of net revenue related to the Legacy Zhone business for 21 days of the current year period.
Service revenue represents revenue from maintenance and other services associated with product shipments. For the three months ended September 30, 2016 and 2015, service revenue increased 220% or $2.2 million to $3.2 million, compared to $1.0 million for the same period last year. For the nine months ended September 30, 2015, service revenue increased by 52% or $2.3 million to $6.7 million, compared to $4.4 million for the same period last year. The increase in service revenue for the three and nine months ended September 30, 2016 was primarily related to the consummation of the Merger in September 2016 (which resulted in the inclusion of service revenue related to the Legacy Zhone business for 21 days of the current year period), as well as an increase in sales of maintenance services.
International net revenue increased 29% or $6.4 million to $28.5 million for the three months ended September 30, 2016 from $22.1 million for the same period last year, and represented 89% of total net revenue compared with 98% during the same period of 2015. International net revenue decreased 4% or $3.6 million to $85.8 million for the nine months ended September 30, 2016 from $89.4 million for the same period last year, and represented 92% of total net revenue compared with 96% during the same period of 2015. The increase in international net revenue for the three months ended September 30, 2016 was primarily related to the consummation of the Merger in September 2016 (which resulted in the inclusion of international net revenue related to the Legacy Zhone business for 21 days of the current year quarter). The decrease in international net revenue for the nine months ended September 30, 2016 compared to the prior year period was primarily due to decreased sales in Korea, partially offset by the inclusion of net revenue related to the Legacy Zhone business for 21 days of the current year period.
For the three months ended September 30, 2016 and 2015, three customers represented 46% and 63% of net revenue, respectively. For the nine months ended September 30, 2016 and 2015, three customers represented 44% and 56% of net revenue, respectively. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.
Cost of Revenue and Gross Margin
Total cost of revenue, including stock-based compensation, increased 35% or $5.9 million to $22.7 million for the three months ended September 30, 2016, compared to $16.8 million for the three months ended September 30, 2015. Total cost of revenue, including stock-based compensation slightly decreased 0.4% or $0.3 million to $69.0 million for the nine months ended September 30, 2016 compared to $69.3 million for the same period last year. The increase in total cost of revenue for the three months ended September 30, 2016 was primarily due to the consummation of the Merger in September 2016 (which resulted in the inclusion of cost of revenue related to the Legacy Zhone business for 21 days of the current year period) as well as increased sales in the current year period. Gross margin slightly increased due to improved manufacturing efficiencies and product mix.
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
Research and Product Development Expenses
Research and product development expenses increased 21% or $1.0 million to $5.9 million for the three months ended September 30, 2016 compared to $4.9 million for the three months ended September 30, 2015. Research and product development expenses decreased 6% or $1.0 million to $15.6 million for the nine months ended September 30, 2016 compared to $16.5 million for the same period last year. The increase in research and product development expenses for the three months ended September 30, 2016 was primarily due to the consummation of the Merger in September 2016 (which resulted in the inclusion of research and product development expenses related to the Legacy Zhone business for 21 days of the current year period. The decrease in research and product development expenses for the nine months ended September 30, 2016 was primarily due to a reduction in personnel-related expenses from lower headcount as compared to the same period last year, partially offset by the inclusion of research and product development expenses relating to the Legacy Zhone business in the current year period as a result of the consummation of the Merger in September 2016. We intend to continue to invest in research and product development to attain our strategic product development objectives while seeking to manage the associated costs through expense controls.
Selling and Administrative Expenses
Selling and administrative expenses increased 108% or $4.3 million to $8.2 million for the three months ended September 30, 2016 compared to $3.9 million for the three months ended September 30, 2015, and increased 36% or $4.4 million to $16.9 million for the nine months ended September 30, 2016 compared to $12.5 million for the same period last year. The increases in selling administrative expenses were primarily due to the consummation of the Merger in September 2016 (which resulted in the inclusion of selling and administrative expenses related to Legacy Zhone business for 21 days of the current year period) and inclusion in the current year periods of $3.5 million in Merger-related costs.
Income Tax Provision
During the three and nine months ended September 30, 2016 and 2015, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

OTHER PERFORMANCE MEASURES
In managing our business and assessing our financial performance, we supplement the information provided by our GAAP results with adjusted earnings before stock-based compensation, interest, taxes, and depreciation, or Adjusted EBITDA, a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, (ii) provision (benefit) for taxes, (iii) depreciation and amortization, (iv) Merger-related costs (v) non-cash equity-based compensation expense, and (vi) material non-recurring non-cash transactions, such as gain (loss) on sale of assets or impairment of fixed assets. We believe that the presentation of Adjusted EBITDA enhances the usefulness of our financial information by presenting a measure that management uses internally to monitor and evaluate our operating performance and to evaluate the effectiveness of our business strategies. We believe Adjusted EBITDA also assists investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes the impact of items that we do not believe reflect our core operating performance.
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
Set forth below is a reconciliation of net loss to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	NOT REVIEWED
Net loss	$(4,881)	$(2,780)	$(8,287)	$(4,938)
Add:
Interest expense	204	114	600	378
Provision for taxes	(153)	295	(584)	480
Depreciation and amortization	628	338	1,165	1,112
Merger-related costs	3,536	—	3,536	—
Non-cash equity-based compensation expense	128	—	128	—
Adjusted EBITDA	$(538)	$(2,033)	$(3,442)	$(2,968)

LIQUIDITY AND CAPITAL RESOURCES
Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

As of September 30, 2016, our cash and cash equivalents were $34.4 million compared to $17.0 million at December 31, 2015, which included $10.0 million from DNS and $7.0 million from Legacy Zhone. The $17.4 million increase in cash and cash equivalents was attributable to net cash provided by operating and financing activities of $13.2 million and $3.5 million, respectively, and effect of exchange rate changes on cash of $1.6 million, partially offset by net cash used in investing activities of $0.9 million.
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2016 consisted of a net loss of $8.3 million, adjusted for non-cash charges totaling $2.5 million and an increase in net operating assets totaling $19.0 million. The most significant components of the changes in net operating assets were an increase in accounts receivable of $11.9 million offset by decreases in accounts payable and inventory of $6.1 million and $2.8 million, respectively, as well as the inclusion of net cash used in the operating activities of the Legacy Zhone business for 21 days of the current year period due to the consummation of the Merger in September 2016. The increase in accounts receivable was primarily the result of increased sales to several large customers in the third quarter of 2016 and timing of receivables collections during the current year period. The decrease in accounts payable was primarily due to timing of payments. The decrease in inventory was due to better utilization of inventory in the current year period.

Net cash used in operating activities for the nine months ended September 30, 2015 consisted of a net loss of $4.9 million, adjusted for non-cash charges totaling $0.7 million and an increase in net operating assets totaling $1.8 million. The most significant components of the changes in net operating assets were an increase in accounts receivable of $11.2 million offset by a decrease of accounts payable of $16.8 million. The increase in accounts receivable was primarily due to the timing of receivables collections during the current year period. The decrease in accounts payable was primarily due to timing of payments.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2016 consisted of cash used in restricted cash and short-term loans to others of $1.4 million each, offset by repayments of short-term loans to others of $1.6 million.
Net cash provided by investing activities for the nine months ended September 30, 2015 consisted of a cash used in restricted cash of $2.5 million offset by repayments of in long-term loans to others of $0.6 million.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2016 consisted of proceeds from long-term borrowings of $6.8 million offset by repayments of short-term borrowings of $3.3 million.
Net cash provided by financing activities for the nine months ended September 30, 2015 consisted of proceeds from short-term borrowings and proceeds from issuance of common stock of $5.8 million and $1.6 million, respectively, offset by decrease in capital surplus of $3.0 million.
Cash Management
Our primary source of liquidity comes from our cash and cash equivalents which totaled $34.4 million at September 30, 2016, as well as an aggregate of $37.0 million in revolving credit facilities as of September 30, 2016.

WFB Facility

As of September 30, 2016, we had a $25.0 million revolving line of credit and letter of credit facility with WFB. Under the WFB Facility, we have the option of borrowing funds at agreed upon interest rates. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.
We had no outstanding borrowings and $3.8 million committed as security for letters of credit under its WFB Facility at September 30, 2016. We had $2.9 million of borrowing availability remaining under the WFB Facility as of September 30, 2016. The maturity date under the WFB Facility is March 31, 2019. The amounts borrowed under the

WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on our average excess availability (as calculated under the WFB Facility). The interest rate on the WFB Facility was 3.35% at September 30, 2016.
Our obligations under the WFB Facility are secured by substantially all of our personal property assets and those of our subsidiaries that guarantee the WFB Facility, including our intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we default under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. As of September 30, 2016, we were in compliance with these covenants. We make no assurances that we will be in compliance with these covenants in the future.
Bank and Trade Facilities - Foreign Operations
Certain of our foreign subsidiaries have entered into various financing arrangements with foreign banks and other lending institutions consisting primarily of revolving lines of credit, trade facilities, term loans and export development loans. These facilities are renewed on an annual basis and are generally secured by a security interest in certain assets of the applicable foreign subsidiaries. Payments under such facilities are made in accordance with the given lender’s amortization schedules. As of September 30, 2016 and December 31, 2015, we had an aggregate outstanding balance of $20.1 million and $21.8 million, respectively, under such financing arrangements, and the interest rate per annum applicable to outstanding borrowings under these financing arrangements as of September 30, 2016 and December 31, 2015 ranged from 1.66% to 4.26% and 2.04% to 3.55%, respectively.
Related Party Borrowings
In connection with the Merger, on September 9, 2016, we entered into a Loan Agreement with DASAN for a $5.0 million unsecured subordinated term loan facility. Under the Loan Agreement, we were permitted to request drawdowns of one or more term loans in an aggregate principal amount not to exceed $5.0 million. As of September 30, 2016, $5.0 million in term loans was outstanding under the facility. Such term loans mature in September 2021 and are pre-payable at any time by us without premium or penalty. The interest rate as of September 30, 2016 under this facility was 4.6% per annum.
In addition, DNS borrowed $1.8 million from DASAN for capital investment in February 2016, which amount was outstanding as of September 30, 2016. This loan matures in March 2017 with an option of renewal by mutual agreement, and bears interest at a rate of 6.9% per annum, payable annually.
Future Requirements and Funding Sources
Our fixed commitments for cash expenditures consist primarily of payments under operating leases, inventory purchase commitments, and payments of principal and interest for debt obligations. Our operating lease commitments include $1.2 million of future minimum lease payments spread over the three-year lease term under the lease agreement we entered into in September 2015 with respect to our Oakland, California campus. In February 2016, we entered into a ten-year lease beginning June 30, 2016 for a manufacturing facility in Seminole, Florida to replace our manufacturing facility in Largo, Florida, the lease for which was terminated on June 30, 2016. Accordingly, our operating lease commitments also include $5.7 million of future minimum lease payments under the lease agreement for our manufacturing facility in Seminole, Florida. As of September 30, 2016, we had received the full $1.2 million of the non-refundable tenant improvement allowance related to the Seminole manufacturing facility. The remaining operating lease commitments relate to our various other offices and facilities around the world.
From time to time, we may provide or commit to extend credit or credit support to our customers. This financing may include extending the terms for product payments to customers. Any extension of financing to our customers will limit the capital that we have available for other uses.
Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of September 30, 2016, three customers accounted for 37% of net accounts receivable and receivables from customers in countries other than the United States represented 80% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

We have incurred significant losses to date and expect that our operating losses and negative cash flows from operations may continue. We incurred a net loss of $3.0 million for the year ended December 31, 2015 and a net loss of $8.3 million for the nine months ended September 30, 2016, which net losses have continued to reduce cash and cash equivalents. We had an accumulated deficit of $12.7 million at September 30, 2016. In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may be required to sell assets, issue debt or equity securities, purchase credit insurance or borrow on potentially unfavorable terms. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount. We may be unable to sell assets, issue securities or access additional indebtedness to meet these needs on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. Likewise, any equity financing could result in additional dilution of our stockholders. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions we have previously taken. Based on our current plans and business conditions, we believe that our focused operating expense discipline along with our existing cash, cash equivalents and available credit facilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.
Contractual Commitments and Off-Balance Sheet Arrangements
The contractual commitments discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Commitments and Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2015 have changed significantly due to the consummation of the Merger on September 9, 2016; see Note 2 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report for additional information regarding the Merger.
At September 30, 2016, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2016	2017	2018	2019	2020 and thereafter
NOT REVIEWED
Operating leases	$7,642	$272	$1,470	$1,066	$597	$4,237
Purchase commitments	10,215	6,329	1,398	1,383	1,106	—
Lines of credit	5,749	5,749	—	—	—	—
Related party debt	6,800	—	1,800	—	—	5,000
Total future contractual commitments	$30,406	$12,350	$4,668	$2,449	$1,703	$9,237
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
Purchase Commitments
The purchase commitments shown above represent non-cancellable inventory purchase commitments as of September 30, 2016.
Lines of Credit
The lines of credit obligations have been recorded as liabilities on our balance sheet, and comprise $5.7 million in outstanding borrowings under the trade facilities of our foreign subsidiaries. The lines of credit obligation amount shown above represents scheduled principal repayments, but not the associated interest payments which may vary based on changes in market interest rates. At September 30, 2016, the interest rate per annum applicable to outstanding borrowings under the trade facilities of our foreign subsidiaries ranged from 1.66% to 2.38%.

See above under “Cash Management” for further information about these facilities.
Related Party Debt
As of September 30, 2016, we had borrowed $6.8 million from DASAN, of which $5.0 million and $1.8 million mature in September 2021 and March 2017, respectively, and the interest rate per annum applicable to these borrowings was 4.6% and 6.9%, respectively.
See above under “Cash Management” for further information about our related party borrowings.

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
For the three months ended September 30, 2016 and 2015, three customers represented 46% and 63% of net revenue, respectively. For the nine months ended September 30, 2016 and 2015, three customers represented 44% and 56% of net revenue, respectively.
As of September 30, 2016 and December 31, 2015, three customers accounted for 37% of net accounts receivable.
As of September 30, 2016, and December 31, 2015, receivables from customers in countries other than the United States represented 80% and 93%, respectively, of net accounts receivable.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of September 30, 2016, our outstanding debt balance was $21.9 million. Amounts borrowed under the short-term debt bear interest ranging from 1.66% to 4.26% as of September 30, 2016. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.4 million.
Foreign Currency Risk
We transact business in various foreign countries, and a significant portion of our assets is located in Korea. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily intercompany receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During the first nine months of 2016 and during 2015, we did not hedge any of our foreign currency exposure.
We have performed sensitivity analyses as of September 30, 2016 using a modeling technique that measures the impact on the balance sheet arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $0.3 million at September 30, 2016. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The controls evaluation was done under the supervision and with the participation of management, including our Co-Chief Executive Officers and our Chief Financial Officer. Based upon this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, subject to the limitations noted in this Part I, Item 4, as of the end of the period covered by this report, our disclosure controls and procedures were effective except for, those pertaining to DNS, to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to DASAN Zhone and its consolidated subsidiaries is made known to management, including our Co-Chief Executive Officers and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.
On September 9, 2016, the acquisition of DNS through the Merger was completed. Management has begun the evaluation of the internal control structures of DNS and its consolidated subsidiaries. However, SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessments of internal control over financial reporting and disclosure controls and procedures for a period not to exceed one year from the date of the acquisition. Accordingly, we excluded DNS and its consolidated subsidiaries from our evaluation of our disclosure controls and procedures as of September 30, 2016. As of September 30, 2016, total assets related to DNS and its consolidated subsidiaries represented approximately 58% of our total assets, which consisted primarily of cash and cash equivalents, accounts receivable, net and inventories. Net revenues from DNS and its consolidated subsidiaries comprised approximately 82% and 94% of our consolidated net revenues for the three and nine months ended September 30, 2016, respectively.
Although we excluded DNS and its consolidated subsidiaries from our evaluation of our disclosure controls and procedures as of September 30, 2016, in connection with the preparation and external audit of DNS’ consolidated financial statements as of and for the three years ended December 31, 2015 and the preparation and review of DNS’ unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2016, DNS and its independent auditors noted two material weaknesses in DNS’ internal control over financial reporting. The material weaknesses that were identified were (a) lack of resources that are knowledgeable about U.S. GAAP and SEC reporting matters to allow the company to prepare the required filings on an accurate and timely basis as a U.S. domestic registrant and (b) lack of knowledge and experience in preparing financial statements under U.S. GAAP and that comply with SEC reporting matters on a timely and accurate basis as a U.S. domestic registrant. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.
We are currently determining a plan for remediation of the material weaknesses described above, and in connection therewith anticipate that we will hire additional accounting personnel with relevant skills, training and experience, and conduct further training of accounting and finance personnel. In addition, in November 2016 we hired a new Vice President of Finance and Corporate Controller.
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Merger-related integration activities may lead us to modify certain internal controls in future periods.

Inherent Limitations on Effectiveness of Controls
Our management, including our Co-Chief Executive Officers and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below, which we are including in this report as a result of the consummation of the Merger on September 9, 2016, and which replace and supersede the risk factors previously described in Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. The risks described below and elsewhere in this report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our businesses, financial condition, results of operations or prospects.

The integration of Legacy Zhone and DNS may not be completed successfully, cost-effectively or on a timely basis, and we may not realize the full benefits of the Merger.
Our ability to realize the anticipated benefits of the Merger will depend, to a large extent, on our ability to successfully integrate the Legacy Zhone and DNS businesses. Integrating and coordinating certain aspects of the operations and personnel of the two businesses and managing the expansion in the scope of our operations and financial systems involves complex operational, technological and personnel-related challenges. Our management will be required to devote a significant amount of time and attention to the process of integrating the Legacy Zhone operations with those of DNS. The potential difficulties, and resulting costs and delays, relating to the integration of the Legacy Zhone and DNS businesses include, among others:
•the diversion of management’s attention from day-to-day operations;
•the management of a significantly larger company than before the Merger;
•the assimilation of DNS employees and the integration of the two business cultures;
•challenges in attracting and retaining key personnel;
•the need to integrate information, accounting, finance, sales, billing, payroll and regulatory compliance systems;
•challenges in keeping existing customers and obtaining new customers; and
•challenges in combining product offerings and sales and marketing activities.
There is no assurance that we will successfully or cost-effectively integrate the Legacy Zhone and DNS operations. The costs of achieving systems integration may substantially exceed our current estimates. As a non-public company prior to the Merger, DNS did not have to comply with the requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, for internal control over financial reporting and other procedures. Accordingly, neither DNS nor its independent auditors undertook a formal assessment or audit of DNS’ internal control over financial reporting prior to the Merger. However, in connection with the preparation and external audit of DNS’ consolidated financial statements as of and for the three years ended December 31, 2015 and the preparation and review of DNS’ unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2016, DNS and its independent auditors noted two material weaknesses in DNS’ internal control over financial reporting. The material weaknesses that were identified were (a) lack of resources that are knowledgeable about U.S. GAAP and SEC reporting matters to allow the company to prepare the required filings on an accurate and timely basis as a U.S. domestic registrant, and (b) lack of knowledge and experience in preparing financial statements under U.S. GAAP and that comply with SEC reporting matters on a timely and accurate basis as a U.S. domestic registrant. Bringing the legacy systems for the DNS business into compliance with requirements under the Sarbanes-Oxley Act may cause us to incur substantial additional expense. If we are unable to implement and maintain an effective system of internal controls, the existence of one or more internal control deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be materially harmed. In addition, the integration process may cause an interruption of, or loss of momentum in, the activities of our business. If our management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer and its results of operations and financial condition may be harmed.
Even if the businesses of Legacy Zhone and DNS are successfully integrated, we may not realize the full benefits of the Merger, including anticipated cost synergies, growth opportunities and other financial and operating benefits, within the expected timeframe or at all. In addition, we expect to incur significant integration and restructuring expenses to realize synergies. However, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from elimination of duplicative expenses and the realization of economies of scale and cost savings. Although we expect that the realization of efficiencies related to the integration of the businesses may offset incremental transaction, Merger-related and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term, or at all. Any of these matters could adversely affect our businesses or harm our financial condition, results of operations and prospects.
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
As a result of a variety of factors discussed in this report, our revenues for a particular quarter are difficult to predict. Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. The primary factors that may affect our results of operations include the following:

•	commercial acceptance of our products and services;

•	fluctuations in demand for network access products;

•	the timing and size of orders from customers;

•	the ability of our customers to finance their purchase of our products as well as their own operations;

•	new product introductions, enhancements or announcements by our competitors;

•	our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;

•	changes in our pricing policies or the pricing policies of our competitors;

•	the ability of our company and our contract manufacturers to attain and maintain production volumes and quality levels for our products;

•	our ability to obtain sufficient supplies of sole or limited source components;

•	increases in the prices of the components we purchase, or quality problems associated with these components;

•	unanticipated changes in regulatory requirements which may require us to redesign portions of our products;

•	changes in accounting rules, such as recording expenses for employee stock option grants;

•	integrating and operating any acquired businesses;

•	our ability to achieve targeted cost reductions;

•	how well we execute on our strategy and operating plans; and

•	general economic conditions as well as those specific to the communications, internet and related industries.
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
On September 12, 2016, we received a staff delisting determination letter from The Nasdaq Stock Market (Nasdaq) notifying us that, because we did not satisfy Nasdaq’s initial listing standard requiring a minimum bid price of $4 per share (or a minimum closing price of $3 per share for five consecutive trading days or $2 per share for 90 consecutive trading days) at the closing of the Merger, our common stock would be subject to delisting unless we timely requested a hearing before a Nasdaq Hearings Panel (the Panel). We timely requested a hearing before the Panel with respect to the staff’s delisting determination letter, which was held on November 3, 2016. At the hearing, we presented our plan to gain compliance with the initial listing minimum bid or closing price requirement, including via the implementation of a reverse stock split if necessary. On November 8, 2016, Nasdaq notified us that the Panel had granted our request for continued listing on Nasdaq, subject to us evidencing compliance with the initial listing minimum bid or closing price requirement by March 13, 2017. The compliance period granted by the Panel through March 13, 2017 is subject to us filing a preliminary proxy statement and a definitive proxy statement seeking stockholder approval of a reverse stock split with the SEC by January 31, 2017 and February 13, 2017, respectively. Although we intend to comply with the conditions set forth in the Panel’s determination, there can be no assurance that we will be successful in regaining compliance by the March 13, 2017 deadline, in which event the Panel will issue a final determination to delist and suspend trading of our shares on Nasdaq. Delisting from the Nasdaq Capital Market could have a material adverse effect on our business and on the trading of our common stock.
We have experienced significant losses and we may incur losses in the future. If we fail to generate sufficient revenue to sustain our profitability, our stock price could decline.
We have incurred significant losses to date and expect that our operating losses and negative cash flows from operations may continue. Our net loss was $8.3 million and $3.0 million for the nine months ended September 30, 2016 and year ended December 31, 2015, respectively, and we had an accumulated deficit of $12.7 million at September 30, 2016. We have significant fixed expenses and expect that we will continue to incur substantial manufacturing, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the ongoing development of our business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to acquisitions and the integration of new technologies and other acquisitions that may occur in the future. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to sustain profitability in future periods will depend on our ability to generate and sustain higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue to sustain profitability in future periods, we may continue to incur operating losses, which could be substantial, and our stock price could decline.
Our level of indebtedness could adversely affect our business, operating results and financial condition.
We have a significant amount of indebtedness. As of September 30, 2016, the aggregate principal amount of our total outstanding indebtedness was $26.9 million, which comprised $20.1 million in short-term borrowings under various financing arrangements of our foreign subsidiaries and $6.8 million in related party borrowings. We may incur additional indebtedness in the future, including additional borrowings under the WFB Facility. The level of indebtedness could have important consequences and could materially and adversely affect us in a number of ways, including:
•limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes;
•limiting our flexibility to plan for, or react to, changes in our business or market conditions;
•requiring us to use a significant portion of any future cash flow from operations to repay or service the debt, thereby reducing the amount of cash available for other purposes;
•making us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage; and
•making us more vulnerable to the impact of adverse economic and industry conditions and increases in interest rates.
The WFB Facility and the instruments governing our other indebtedness include covenants (including, in the case of the WFB Facility, financial ratios) that may restrict our ability to operate our business. These covenants restrict, among other matters, our ability to incur additional indebtedness, grant liens, sell or dispose of assets, make loans and investments, pay dividends, redeem or repurchase capital stock, enter into affiliate transactions and consolidate or merger with, or sell substantially all of our assets to, another person. If we default under the WFB Facility or other instrument governing our other indebtedness because of a covenant breach or otherwise, all amounts outstanding thereunder could become immediately due and payable. In addition, WFB may be entitled to, among other things, sell our assets to satisfy the obligations under the WFB Facility. In the past we have violated the covenants in our former revolving line of credit and letter of credit facility and received waivers for these violations. We were in compliance with our covenants under our WFB Facility as of September 30, 2016. We cannot assure you that we will be able to comply with our financial or other covenants in the future or that any covenant violations will be waived in the future. Any acceleration of amounts due could have a material adverse effect on our liquidity and financial condition.
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
The development and marketing of new products, and the expansion of our direct sales operations and associated support personnel requires a significant commitment of resources. We may incur significant losses or expend significant amounts of capital if:
•the market for our products develops more slowly than anticipated;
•we fail to establish market share or generate revenue at anticipated levels;
•our capital expenditure forecasts change or prove inaccurate; or
•we fail to respond to unforeseen challenges or take advantage of unanticipated opportunities.
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
As of September 30, 2016, we had approximately $34.4 million in cash and cash equivalents and $26.9 million in aggregate principal amount outstanding under our debt facilities and other financing arrangements. Our current lack of liquidity could harm us by:
•increasing our vulnerability to adverse economic conditions in our industry or the economy in general;
•requiring substantial amounts of cash to be used for debt servicing, rather than other purposes, including operations;
•limiting our ability to plan for, or react to, changes in our business and industry; and
•influencing investor and customer perceptions about our financial stability and limiting our ability to obtain financing or acquire customers.
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

Customers’ inability to obtain financing to make purchases from us and/or maintain their business: Some of our customers require substantial financing in order to finance their business operations, including capital expenditures on new equipment and equipment upgrades, and make purchases from us. The potential inability of these customers to access the capital needed to finance purchases of our products and meet their payment obligations to us could adversely impact our financial condition and results of operations. To sell to some of these customers, we may be required to assume incremental risks of uncollectible accounts or to extend credit or credit support. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves, including factoring credit arrangements to financial institutions, it is possible that we may have to defer revenue until cash is collected or write-down or write-off uncollectible accounts. Such write-downs or write-offs, if large, could have a material adverse effect on our results of operations and financial condition. If our customers become insolvent due to market and economic conditions or otherwise, it could have a material adverse impact on our business, financial condition and results of operations.

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
We may experience material adverse impacts on our business, operating results and financial condition as a result of weak or recessionary economic or market conditions in the United States, Korea or the rest of the world.
If demand for our products and solutions does not develop as we anticipate, then our results of operations and financial condition will be adversely affected.
Our future revenue depends significantly on our ability to successfully develop, enhance and market our products and solutions to our target markets. Most network service providers have made substantial investments in their current infrastructure, and they may elect to remain with their current architectures or to adopt new architectures in limited stages or over extended periods of time. A decision by a customer to purchase our products will involve a significant capital investment. We must convince our service provider customers that they will achieve substantial benefits by deploying our products for future upgrades or expansions. We may experience difficulties with product reliability, partnering, and sales and marketing efforts that could adversely affect our business and divert management attention and resources from our core business. We do not know whether a viable market for our products and solutions will develop or be sustainable in our businesses. If these markets do not develop or develop more slowly than we expect, our business, financial condition and results of operations will be seriously harmed.
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
We currently have significant operations in Korea, as well sales and technical support teams in various locations around the world. Many of our international sales may be denominated in foreign currencies. Because we do not currently engage in material foreign currency hedging transactions related to international sales, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies.We expect to continue expanding our international operations in the future. The successful management and expansion of our international operations requires significant human effort and the commitment of substantial financial resources. Further, our international operations may be subject to certain risks and challenges that could harm our operating results, including:
•unexpected changes in laws, policies and regulatory requirements, including but not limited to regulations related to import-export control;
•trade protection measures, tariffs, embargoes and other regulatory requirements which may affect our ability to import or export our products into or from various countries;
•political considerations that affect service provider and government spending patterns;
•differing technology standards or customer requirements;
•developing and customizing our products for foreign countries;
•fluctuations in currency exchange rates, foreign exchange controls and restrictions on cash repatriation;
•longer accounts receivable collection cycles and financial instability of customers;

•requirements for additional liquidity to fund our international operations;
•difficulties and excessive costs for staffing and managing foreign operations;
•ineffective legal protection of our intellectual property rights in certain countries;
•potentially adverse tax consequences; and
•changes in a country’s or region’s political and economic conditions.
In addition, some of our customer purchase agreements are governed by foreign laws, which may differ significantly from U.S. laws. We may be limited in our ability to enforce our rights under these agreements and to collect damages, if awarded. Any of these factors could harm our existing international operations and business or impair our ability to continue expanding into international markets.
We are subject to Korean foreign currency exchange rate risk.
We conduct significant business in Korea, which subjects us to foreign currency exchange rate risk. Currently, we do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments to mitigate the currency exchange rate risk. Our results of operations and our cash flows could be impacted by changes in foreign currency exchange rates.
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
The target customers for our products are network service providers that operate voice, data and video communications networks. There are a limited number of potential customers in our target market. For the nine months ended September 30, 2016 and year ended December 31, 2015, three customers represented 46% and 63% of net revenue, respectively. We expect that a significant portion of our future revenue will depend on sales of our products to a limited number of customers. As a result, our revenue for any quarter may be subject to significant volatility based on changes in orders from one or a small number of key customers. Any failure of one or more customers to purchase products from us for any reason, including any downturn in their businesses, would seriously harm our business, financial condition and results of operations.
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
In our markets, principal competitive factors include:
•product performance;
•interoperability with existing products;
•scalability and upgradeability;
•conformance to standards;
•breadth of services;
•reliability;
•ease of installation and use;
•geographic footprints for products;
•ability to provide customer financing;

•price;
•technical support and customer service; and
•brand recognition.
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
Our future success depends upon the continued services of our Co-Chief Executive Officers and our other executive officers, our ability to identify, attract and retain highly skilled technical, managerial, sales and marketing personnel who have critical industry experience and relationships that we rely on to build our business. The loss of the services of any of our key employees, including our Co-Chief Executive Officers and our Chief Financial Officer, could delay the development and production of our products and negatively impact our ability to maintain customer relationships, which would harm our business, financial condition and results of operations. Moreover, our inability to attract and retain sufficient qualified accounting personnel with expertise in GAAP following the Merger may adversely affect our ability to maintain an effective system of internal controls or our ability to produce reliable financial reports, which may materially and adversely affect our business.

Any strategic acquisitions or investments we make could disrupt our operations and harm our operating results.
On an ongoing basis, we may evaluate acquisitions of, or investments in, complementary companies, products or technologies to supplement our internal growth, may acquire additional businesses, products or technologies in the future. If we do complete future acquisitions, we could:
•issue stock that would dilute our current stockholders’ percentage ownership;
•consume a substantial portion of our cash resources;
•incur substantial debt;
•assume liabilities;
•increase our ongoing operating expenses and level of fixed costs;
•record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;
•incur amortization expenses related to certain intangible assets;
•incur large and immediate write-offs; and
•become subject to litigation.
Any acquisitions or investments that we make in the future will involve numerous risks, including:
•difficulties in integrating the operations, technologies, products and personnel of the acquired companies;
•unanticipated costs;
•diversion of management’s time and attention away from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions;
•difficulties in entering markets in which we have no or limited prior experience;
•insufficient revenues to offset increased expenses associated with acquisitions and where competitors in such markets have stronger market positions; and
•potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans.
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
Our executive officers and directors and entities affiliated with them own or control a large percentage of our common stock, which permits them to exercise significant control over us.
As of September 30, 2016, our executive officers and directors and entities affiliated with them owned, in the aggregate, approximately 64% of the outstanding shares of our common stock. Accordingly, these stockholders will be able to substantially influence all matters requiring approval by our shareholders, including the approval of mergers or other business combination transactions and the composition of our Board of Directors. This concentration of ownership may also delay, defer or even prevent a change in control of our company and would make some transactions more difficult or impossible without their support, even if such a transaction would be beneficial to our other stockholders. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. In addition, provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.
Future sales of our common stock could lower our stock price and dilute existing shareholders.
We issued a total of approximately 47.5 million shares of our common stock to DASAN in connection with the Merger, and may issue additional shares of common stock to finance future acquisitions through the use of equity. DASAN has the right to require us to register with the SEC resales of the shares issued in connection with the Merger from time to time. In the event that DASAN exercises its registration rights with respect to such shares, such shares would become eligible for resale upon registration. Additionally, shares of our common stock are available for future sale pursuant to awards granted under our equity incentive plans. Our stock price may suffer a significant decline as a result of any sudden increase in the number of shares sold in the public market or market perception that the increased number of shares available for sale will exceed the demand for our common stock.
There is a limited public market of our common stock.
There is a limited public market for our common stock. The average daily trading volume in our common stock during the nine months ended September 30, 2016 was approximately 83,000 shares per day. We cannot provide assurances that a more active trading market will develop or be sustained. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares of our common stock could result in significant price fluctuations and it may be difficult for holders to sell their shares without depressing the market price for our common stock.

Item 6.    Exhibits

The Exhibit Index on page 46 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES
Pursuant to the retirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DASAN ZHONE SOLUTIONS, INC.

Date: November 14, 2016	By:	/s/ JAMES NORROD
	Name:	James Norrod
	Title:	Co-Chief Executive Officer

	By:	/s/ IL YUNG KIM
	Name:	Il Yung Kim
	Title:	Co-Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of DASAN Zhone Solutions, Inc., as amended through September 9, 2016

3.2	Amended and Restated Bylaws of DASAN Zhone Solutions, Inc. (incorporated by reference to Exhibit 3.2 of registrant’s Current Report on Form 8-K dated September 6, 2016 and filed on September 12, 2016)

10.1#
DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 of registrant’s Current Report on Form 8-K dated September 8, 2016 and filed on September 13, 2016)

10.2#
Form of Stock Option Agreement for the DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 of registrant’s Current Report on Form 8-K dated September 8, 2016 and filed on September 13, 2016)

10.3#	Form of Restricted Stock Unit Award Agreement for the DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended

10.4#
Employment Agreement, dated as of September 9, 2016, by and between DASAN Zhone Solutions, Inc. and Il Yung Kim (incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K dated September 8, 2016 and filed on September 13, 2016)

10.5#
Amended and Restated Employment Agreement, dated as of September 9, 2016, by and between DASAN Zhone Solutions, Inc. and James Norrod (incorporated by reference to Exhibit 10.2 of registrant’s Current Report on Form 8-K dated September 8, 2016 and filed on September 13, 2016)

10.6#
Employment Agreement, dated as of September 9, 2016, by and between DASAN Zhone Solutions, Inc. and Kirk Misaka (incorporated by reference to Exhibit 10.3 of registrant’s Current Report on Form 8-K dated September 8, 2016 and filed on September 13, 2016)

10.7#
Transaction Bonus Agreement, dated as of September 9, 2016, by and between DASAN Zhone Solutions, Inc. and James Norrod (incorporated by reference to Exhibit 10.4 of registrant’s Current Report on Form 8-K dated September 8, 2016 and filed on September 13, 2016)

10.8#
Transaction Bonus Agreement, dated as of September 9, 2016, by and between DASAN Zhone Solutions, Inc. and Kirk (incorporated by reference to Exhibit 10.5 of registrant’s Current Report on Form 8-K dated September 8, 2016 and filed on September 13, 2016)

10.9#
Letter Agreement, dated November 10, 2016, between DASAN Zhone Solutions, Inc. and Eric Presworsky (incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K dated November 8, 2016 and filed on November 14, 2016)

10.10
Stockholder Agreement, dated as of September 9, 2016, by and between DASAN Zhone Solutions, Inc. and DASAN Networks, Inc. (incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K dated September 6, 2016 and filed on September 12, 2016)

10.11
Lock-Up Agreement, dated as of September 9, 2016, by and among DASAN Zhone Solutions, Inc., DASAN Networks, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 of registrant’s Current Report on Form 8-K dated September 6, 2016 and filed on September 12, 2016)

10.12
Registration Rights Agreement, dated as of September 9, 2016, by and between DASAN Zhone Solutions, Inc. and DASAN Networks, Inc. (incorporated by reference to Exhibit 10.3 of registrant’s Current Report on Form 8-K dated September 6, 2016 and filed on September 12, 2016)

10.13
Loan Agreement, dated as of September 9, 2016, by and between DASAN Zhone Solutions, Inc. and DASAN Networks, Inc. (incorporated by reference to Exhibit 10.4 of registrant’s Current Report on Form 8-K dated September 6, 2016 and filed on September 12, 2016)

10.14
Sixth Amendment to Credit and Security Agreements and Consent, dated as of September 9, 2016, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 of registrant’s Current Report on Form 8-K dated September 6, 2016 and filed on September 12, 2016)

10.15
Joinder and Seventh Amendment to Credit and Security Agreements, dated as of October 7, 2016, by and among DASAN Zhone Solutions, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation, Dasan Network Solutions, Inc. and Wells Fargo Bank, National Association

31.1	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Co-Chief Executive Officers and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase