Form 10-Q/A
period 2016-09-30
DASAN ZHONE SOLUTIONS INC
filed 2017-03-10
CIK 1101680

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2016, there were approximately 16,374,770 shares (post reverse split) of the registrant’s common stock outstanding.

EXPLANATORY NOTE

DASAN Zhone Solutions, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (this "Form 10-Q/A") to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, which was originally filed on November 14, 2016 (the "Original Form 10-Q"), to restate and amend the Company’s previously issued unaudited condensed consolidated financial statements and related financial formation as of, and for the three and nine months ended, September 30, 2016, which were included in the Original Form 10-Q. In addition, this Form 10-Q/A amends certain related disclosures (including amended disclosure relating to our evaluation of our disclosure controls and procedures and the removal of the references to “Not Reviewed” in the unaudited condensed consolidated financial statements and in the headings of tables of financial information), and includes certain expanded disclosures in “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” related to the expected impact of the Merger (defined below).

As previously reported, on September 9, 2016, the acquisition of Dasan Network Solutions, Inc. ("DNS") was consummated through the merger of a wholly owned subsidiary of the Company with and into DNS, with DNS surviving as a wholly owned subsidiary of the Company (the "Merger"). The Merger has been accounted for as a reverse acquisition under which DNS was considered the accounting acquirer of the Company. In connection with the Merger, the Company changed its name from Zhone Technologies, Inc. to DASAN Zhone Solutions, Inc. For periods through September 8, 2016, Zhone Technologies, Inc. is referred to herein as "Legacy Zhone."

As previously disclosed in the Company’s Current Report on Form 8-K filed on February 24, 2017 with the Securities and Exchange Commission (the "SEC"), on February 20, 2017, the Audit Committee of the Company’s Board of Directors concluded, in consultation with management and after informing the Company’s independent registered public accounting firm, that, the incorrect application of generally accepted accounting principles resulted in material misstatements and a restatement of the Company's unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016. As a result, the Company's unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 contained in the Original Form 10-Q should no longer be relied upon. Refer to Note 1 of the Notes to Consolidated Financial Statements for additional information.

To assist in review of this filing, this Form 10-Q/A sets forth the Original Form 10-Q in its entirety; however, this Form 10-Q/A amends and restates only the following Items of the Original Form 10-Q and only with respect to matters affected by the restatement and the associated material weaknesses and certain expanded disclosures related to the expected impact of the Merger: Items 1, 2 and 4 of Part I and Item 1A of Part II. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Form 10-Q has been amended to include currently dated certifications from the Company’s Co-Chief Executive Officers and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Form 10-Q and the Company has not updated the disclosure contained herein to reflect events that occurred as of a later date.

The financial results of the Company for the three and nine months ended September 30, 2016 presented in the Original Form 10-Q and this Form 10-Q/A reflect the operating results of DNS and its consolidated subsidiaries for the period commencing on the first day of the applicable period through September 8, 2016 and the operating results of both DNS and Legacy Zhone and their respective consolidated subsidiaries for the period September 9 through September 30, 2016. Such results are compared to the financial results of DNS and its consolidated subsidiaries for the three and nine months ended September 30, 2015. The balance sheet of the Company as of September 30, 2016 includes the fair value of the assets and liabilities of Legacy Zhone as of the effective date of the Merger. Those assets include the fair value of acquired intangible assets and goodwill. Due to the foregoing, the Company’s financial results for the three and nine months ended September 30, 2016 are not comparable to its financial results for the three and nine months ended September 30, 2015. Refer to Notes 1 and 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30, 2016	December 31, 2015
	(As restated)
Assets
Current assets:
Cash and cash equivalents	$33,563	$10,015
Restricted cash	5,209	3,844
Short-term financial instruments	821	—
Accounts receivable, net of allowances for sales returns and doubtful accounts of $5,512 as of September 30, 2016 and $868 as of December 31, 2015
Trade receivables	30,247	27,084
Related parties	9,031	5,644
Other receivables
Related parties	385	1,742
Others	12,383	11,268
Current deferred income tax assets	459	327
Inventories, net	34,596	13,900
Prepaid expenses and other current assets	3,959	951
Total current assets	130,653	74,775
Property and equipment, net	6,258	2,251
Goodwill	3,513	693
Intangible assets, net	10,236	3
Non-current deferred income tax assets	2,114	1,058
Other assets	1,778	4,811
Total assets	$154,552	$83,591
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,859	$14,936
Short-term debt	20,141	21,848
Other payables
Related parties	13,096	133
Others	1,603	1,352
Accrued and other liabilities	10,562	2,982
Total current liabilities	66,261	41,251
Long-term debt - related party	6,800	—
Other long-term liabilities	3,681	—
Other non-current financial liabilities	233	510
Total liabilities	76,975	41,761
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity:
Common stock, authorized 36,000 shares, 16,375 shares and 9,493 shares of the Company outstanding as of September 30, 2016 and December 31, 2015, respectively, at $0.001 par value (as restated for stock split) (1).	16	9
Additional paid-in capital (1)	88,966	47,680
Other comprehensive loss (income)	905	(1,775)
Accumulated deficit	(12,774)	(4,222)
Non-controlling interest	464	138
Total stockholders’ equity	77,577	41,830
Total liabilities and stockholders’ equity	$154,552	$83,591
(1) Authorized and outstanding share amounts reflect the one-for-five reverse stock split effected on February 28, 2017.

See accompanying notes to unaudited condensed consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(As Restated)		(As Restated)
Net revenue	$32,080	$22,591	$92,664	$93,339
Cost of revenue
Products and services	22,510	16,774	68,814	69,287
Amortization of intangible assets	51	—	51	—
Gross profit	9,519	5,817	23,799	24,052
Operating expenses:
Research and product development	5,885	4,859	15,582	16,546
Selling, general and administrative	8,283	3,937	16,976	12,454
Amortization of intangible assets	251	2	259	4
Total operating expenses	14,419	8,798	32,817	29,004
Operating loss	(4,900)	(2,981)	(9,018)	(4,952)
Interest income	31	27	138	92
Interest expense	(204)	(114)	(601)	(378)
Other income, net	(193)	583	(128)	780
Loss before income taxes	(5,266)	(2,485)	(9,609)	(4,458)
Income tax (benefit) expense	(610)	295	(1,041)	480
Net loss	(4,656)	(2,780)	(8,568)	(4,938)
Less: Net loss attributable to non-controlling interest	(56)	—	(17)	—
Net loss attributable to DASAN Zhone Solutions, Inc.	(4,600)	(2,780)	(8,551)	(4,938)
Other comprehensive income, net of foreign currency translation adjustments	2,340	1,009	2,741	107
Comprehensive loss	$(2,316)	$(1,771)	$(5,827)	$(4,831)
Less: Comprehensive income attributable to non-controlling interest	(54)	—	48	—
Comprehensive loss attributable to DASAN Zhone Solutions, Inc.	$(2,262)	$(1,771)	$(5,875)	$(4,831)
Basic and diluted net loss per share (as restated) (1)	$(0.42)	$(0.30)	$(0.85)	$(0.53)
Weighted average shares outstanding used to compute basic and diluted net loss per share (as restated) (1)	11,139	9,331	10,046	9,266
(1) All per share and weighted average share amounts have been adjusted to retroactively reflect the one-for-five reverse stock split effected on February 28, 2017.
See accompanying notes to unaudited condensed consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
	(As Restated)
Cash flows from operating activities:
Net loss	$(8,568)	$(4,938)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,164	1,112
Stock-based compensation	128	—
Unrealized loss (gain) on foreign currency transactions	1,655	(2,342)
Deferred income taxes	(1,069)	480
Changes in operating assets and liabilities:
Accounts receivable	12,876	11,122
Inventories	(3,102)	1,331
Prepaid expenses and other assets	2,320	(2,504)
Accounts payable	(5,814)	(16,779)
Accrued and other liabilities	13,598	5,019
Net cash provided by (used in) operating activities	13,188	(7,499)
Cash flows from investing activities:
Cash acquired through the Merger	7,013	—
(Increase) decrease in restricted cash	(1,046)	2,526
Decrease in short-term and long-term loans to others	1,891	285
Increase in short-term and long-term loans to others	(1,386)	(645)
Acquisition of other current financial assets	(821)	106
Proceeds of other current financial assets	—	86
Proceeds from disposal of property and equipment	98	6
Purchase of property and equipment	(401)	(541)
Purchase of intangible assets	(92)	—
Net cash provided by investing activities	5,256	1,823
Cash flows from financing activities:
Repayments of borrowings	(23,088)	(16,407)
Proceeds from short-term borrowings	19,769	22,177
Proceeds from long-term borrowings	6,800	—
Government grants received	31	156
Proceeds from issuance of common stock	—	1,600
Decrease in capital surplus	—	(3,002)
Net cash provided by financing activities	3,512	4,524
Effect of exchange rate changes on cash	1,592	(440)
Net increase (decrease) in cash and cash equivalents	23,548	(1,592)
Cash and cash equivalents at beginning of period	10,015	6,786
Cash and cash equivalents at end of period	$33,563	$5,194
Supplemental disclosures of cash flow information:
Shares of the Company's common stock held in escrow	949	—
Cash paid during period for:
Taxes	$463	$1,482
Interest	577	704

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business
DASAN Zhone Solutions, Inc. (formerly known as Zhone Technologies, Inc. and referred to, collectively with its subsidiaries, as "DASAN Zhone" or the "Company") is a global leader in broad-based network access solutions. The Company provides solutions in five major product areas: broadband access, Ethernet switching, mobile backhaul, passive optical LAN ("POLAN") and software defined networks ("SDN"). More than 750 of the world's most innovative network operators, service providers and enterprises turn to DASAN Zhone for fiber access transformation.
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

(b)	Consolidated Subsidiaries
Details of the Company's consolidated subsidiaries as of September 30, 2016 and December 31, 2015 are as follows:

		Percentage of ownership (%)
	Location	September 30, 2016	December 31, 2015
Dasan Network Solutions, Inc. ("DNS")	US	100.00%	100.00%
Dasan Network Solutions, Inc. ("DNS Korea")	Korea	100.00%	100.00%
DASAN Network Solutions Japan Co., Ltd. (formerly: HandySoft Japan Co., Ltd.)	Japan	69.09%	50.25%
DASAN Vietnam Co., Ltd	Vietnam	100.00%	N/A

(c)	Basis of Presentation
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
As discussed more fully in Note 2, on September 9, 2016, the acquisition of Dasan Network Solutions, Inc. ("DNS") was consummated through the Merger of a wholly owned subsidiary of the Company with and into DNS, with DNS surviving as a wholly owned subsidiary of the Company. For periods through September 8, 2016, Zhone Technologies, Inc. is referred to as "Legacy Zhone."
At the effective time of the Merger, all issued and outstanding shares of capital stock of DNS held by DASAN were canceled and converted into the right to receive shares of the Company's common stock in an amount equal to 58% of the issued and outstanding shares of the Company's common stock immediately following the Merger. As a result, immediately following the effective time of the Merger, DASAN held 58% of the outstanding shares of the Company's common stock and the holders of the Company's common stock immediately prior to the Merger retained, in the aggregate, 42% of the outstanding shares of the Company's common stock.
The Merger has been accounted for as a reverse acquisition under which DNS was considered the accounting acquirer of the Company. As such, the financial results of the Company for the three and nine months ended September 30, 2016 presented in this Form 10-Q/A reflect the operating results of DNS and its consolidated subsidiaries for the period commencing on the first day of the applicable period through September 8, 2016 and the operating results of both DNS and Legacy Zhone and their respective consolidated subsidiaries for the period

September 9 through September 30, 2016. Such results are compared to the financial results of DNS and its consolidated subsidiaries for the three and nine months ended September 30, 2015. The balance sheet of the Company as of September 30, 2016 includes the fair value of the assets and liabilities of Legacy Zhone as of the effective date of the Merger. Those assets include the fair value of acquired intangible assets and goodwill. Due to the foregoing, the Company’s financial results for the three and nine months ended September 30, 2016 are not comparable to its financial results for the three and nine months ended September 30, 2015. The fourth quarter ending December 31, 2016 will be the first quarter in which the Company's financial results reflect a full quarter of operating results for both DNS and Legacy Zhone and their respective consolidated subsidiaries.
Except as otherwise specifically noted herein, all references to the "Company" refer to (i) DNS and its consolidated subsidiaries for periods through September 8, 2016 and (ii) the Company and its consolidated subsidiaries for periods on or after September 9, 2016.

(d)	Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

(e)	Reverse Stock Split
On February 28, 2017, the Company effected a one-for-five reverse stock split of its common stock. All share and per share information included in the Company's unaudited condensed consolidated financial statements and accompanying notes presented herein reflect the retroactive effect of the one-for-five reverse stock split, as discussed in Note 14.

(f)	Risks and Uncertainties
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $3.0 million for the year ended December 31, 2015 and a net loss of $8.6 million for the nine months ended September 30, 2016, which net losses have continued to reduce cash and cash equivalents. As of September 30, 2016, the Company had approximately $33.6 million in cash and cash equivalents and $26.9 million in aggregate principal amount of outstanding borrowings under short-term loans and the Company's loan agreement with DASAN. In addition, the Company had an aggregate of $37.0 million in revolving line of credit and letter of credit facilities as of September 30, 2016. The Company had $9.5 million committed as security for letters of credit under these facilities as of September 30, 2016. The $25.0 million revolving line of credit and letter of credit facility with Wells Fargo Bank (the "WFB Facility") contains certain financial covenants, and customary affirmative covenants and negative covenants. See Note 7 and Note 9 for additional information.
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

(g)	Restatement of Previously Reported Consolidated Financial Statements
The Company has determined that the incorrect application of generally accepted accounting principles, resulted in material misstatements and a restatement of the Company's unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016. The Company concluded that the impact of the errors was immaterial to the unaudited condensed consolidated financial statements for the quarter ended September 30, 2015, except for the impact relating to the error in not calculating EPS by retroactively adjusting the weighted average shares for the impact from the Merger.

The following schedules reconcile the amounts as previously reported in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 to the corresponding restated amounts (in thousands, except per share data):

Unaudited Condensed Consolidated Balance Sheet
	September 30, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Total current assets	$127,626	$3,027	$130,653
Intangible assets (1)	22,573	(8,824)	13,749
Total assets	160,349	(5,797)	154,552
Total current liabilities	69,285	(3,024)	66,261
Other long-term liabilities (1)	8,024	(4,110)	3,914
Total liabilities	82,309	(5,334)	76,975
Common stock (2)	81,874	(81,858)	16
Additional paid-in-capital (2)	7,283	81,683	88,966
Other comprehensive loss	908	(3)	905
Accumulated deficit	(12,743)	(31)	(12,774)
Non-controlling interest	718	(254)	464
Total stockholders' equity	78,040	(463)	77,577
Total liabilities and stockholders' equity	160,349	(5,797)	154,552
(1) Amount presented has been reclassified for comparability purposes.
(2) Amount presented has been adjusted to reflect the one-for-five reverse stock split effected on February 28, 2017.

Unaudited Condensed Consolidated Balance Sheet
	December 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Common stock (1)	56,579	(56,570)	9
Additional paid-in-capital (1)	(8,890)	56,570	47,680
(1) Amount presented has been adjusted to reflect the one-for-five reverse stock split effected on February 28, 2017.

Unaudited Condensed Consolidated Statements of Comprehensive Loss
	Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net revenue (1)	$32,166	$(86)	$32,080	$93,256	$(592)	$92,664
Cost of revenue (2)	22,693	(132)	22,561	68,997	(132)	68,865
Selling, general and administrative	8,202	81	8,283	16,903	73	16,976
Net loss	(4,881)	225	(4,656)	(8,287)	(281)	(8,568)
Comprehensive loss	(2,612)	296	(2,316)	(5,617)	(210)	(5,827)
Basic and diluted net loss per share (3)	$(0.30)	$(0.12)	$(0.42)	$(0.51)	$(0.34)	$(0.85)
(1) The Company incorrectly recorded $0.5 million of revenue on one of its customer contracts in the second quarter of 2016, which should have been recorded in the third quarter of 2016. The Company has properly presented this revenue in the three and nine months ended September 30, 2016 in the accompanying unaudited condensed consolidated financial statements and will revise the second quarter of 2016 unaudited consolidated condensed financial statements in the unaudited quarterly footnote included in the Company's Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the second quarter of 2017 when comparative financial information is presented. Management has concluded that these adjustments were immaterial to prior period financial statements.
(2) Amount presented has been reclassified for comparability purposes.
(3) Amount presented has been adjusted to reflect the one-for-five reverse stock split effected on February 28, 2017.

Unaudited Condensed Consolidated Statements of Comprehensive Loss
	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	As Previously Reported	As Restated	As Previously Reported	As Restated
Basic and diluted net loss per share (1)	$(0.30)	$(0.42)	$(0.51)	$(0.85)
Weighted average shares outstanding used to computer basic and diluted net loss per share (1)	16,368	11,139	16,348	10,046
(1) Amount presented has been adjusted to reflect the one-for-five reverse stock split effected on February 28, 2017.

Unaudited Condensed Consolidated Statements of Comprehensive Loss
	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	As Previously Reported	As Restated	As Previously Reported	As Restated
Basic and diluted net loss per share (1)	$(0.04)	$(0.30)	$(0.07)	$(0.53)
Weighted average shares outstanding used to computer basic and diluted net loss per share (1)	69,401	9,331	69,401	9,266
(1) Amount presented has been adjusted to reflect the one-for-five reverse stock split effected on February 28, 2017.

Unaudited Condensed Consolidated Statements of Cash Flows
	Nine Months Ended
	September 30, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Cash acquired through Merger (1)	$—	$7,013	$7,013
Movement to and from restricted cash (2)	(1,055)	(812)	(1,867)
Net cash (used in ) provided by investing activities	(945)	6,201	5,256
(1) This amount includes Legacy Zhone's cash balance of $7.0 million as of the effective date of the Merger, which was originally included in the cash and cash equivalents at the beginning of period in the cash flow statement, partially offset by the reclassification of $0.8 million as cash outflow originally included in closing cash and cash equivalents as of September 30, 2016.
(2) The Company did not appropriately classify restricted cash of $0.9 million separately from cash and cash equivalents as of December 31, 2015. The Company has corrected for this error as cumulative adjustment as of September 30, 2016. Management has concluded that this is not material to the current or prior period.

In addition, certain disclosures included in the unaudited condensed consolidated financial statements previously filed were also restated. These disclosures in this Form 10Q/A include schedules reconciling the amounts previously reported to the corresponding restated amounts in their respective sections.

(h)	Use of Estimates
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

(i)	Revenue Recognition
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

(j)	Fair Value of Financial Instruments
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

(k)	Concentration of Risk
The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended September 30, 2016 and 2015, three customers represented 55% and 63% of net revenue, respectively. For the nine months ended September 30, 2016 and 2015, three customers represented 48% and 55% of net revenue, respectively. SK Broadband, LG Uplus and DASAN (a related party) each accounted for more than 10% of net revenue for the three months ended September 30, 2016. SK Broadband, LG Uplus, Viettel Group and DASAN (a related party) each accounted for more than 10% of net revenue for the nine months ended September 30, 2016. LG Uplus, Korea Telecom and SK Broadband each accounted for more than 10% of net revenue for the three months ended September 30, 2015. LG Uplus, Korea Telecom and Viettel Group each accounted for more than 10% of net revenue for the nine months ended September 30, 2015. Each of the foregoing customers was a customer of DNS prior to the Merger. No Legacy Zhone customers and no other DNS customers accounted for more than 10% of net revenue during the three and nine months ended September 30, 2016 and 2015.
Three customers accounted for 37% and 66% of net accounts receivable as of September 30, 2016 and December 31, 2015, respectively.
As of September 30, 2016 and December 31, 2015, receivables from customers in countries other than the United States represented 86% and 93%, respectively, of net accounts receivable.

(l)	Comprehensive Loss
There have been no items reclassified out of accumulated other comprehensive loss and into net loss. The Company’s other comprehensive loss for the three and nine months ended September 30, 2016 and 2015 is comprised of only foreign exchange translation adjustments.

(m)	Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of the guidance in ASU No. 2014-09, Revenue from Contracts with Customer, for all entities by one year. With the deferral, the new standard is effective for the Company on January 1, 2018. Early adoption is permitted, but not before the original effective date of January 1, 2017. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which provides clarification on how to assess collectibility, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition of ASU 2014-09. The effective date of this updated guidance for the Company is the same as the effective date of ASU 2014-09, which is January 1, 2018. The Company does not plan to early adopt this guidance. The Company is in the process of evaluating the impact of the guidance on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in financial statements. The new standard is effective for the annual reporting period ending after December 31, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is in the process of evaluating the impact of the guidance on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value. The guidance does not apply to inventory that is measured using last-in, first-out ("LIFO") or the retail inventory method. The guidance applies to all other inventory, which includes inventory that is measured using first-in, first-out ("FIFO") or average cost. The guidance is effective for the Company on January 1, 2017, which will be adopted accordingly. ASU No. 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is in the process of evaluating the impact of the guidance on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes, Balance Sheet Classification of Deferred Taxes, which simplifies the classification of deferred tax assets and liabilities as non-currrent in the balance sheet. The updated guidance is effective for the Company on January 1, 2017, which will be adopted accordingly, and early adoption is permitted. The Company is in the process of evaluating the impact of the guidance on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for the Company on January 1, 2019, and early adoption is permitted, which the Company does not plan to early adopt. The Company is in the process of evaluating the impact of the guidance on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires entities to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on statements of cash flows. The guidance is effective for the Company on January 1, 2017, which will be adopted accordingly, and early adoption is permitted. The Company is in the process of evaluating the impact of the guidance on its consolidated financial statements and related disclosures.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The updated guidance is effective for the Company on January 1, 2018, and early adoption is permitted. The Company is in the process of evaluating the impact of the guidance on its consolidated financial statements and related disclosures.

(2)	Merger
On September 9, 2016, the Company acquired DNS through the Merger of a wholly owned subsidiary of the Company with and into DNS, with DNS surviving as a wholly owned subsidiary of the Company. The Merger combines leading technology platforms with a broadened customer base.

At the effective time of the Merger, all issued and outstanding shares of capital stock of DNS held by DASAN were canceled and converted into the right to receive shares of the Company's common stock in an amount equal to 58% of the issued and outstanding shares of the Company's common stock immediately following the Merger. Accordingly, at the effective time of the Merger, the Company issued 9,493,016 shares (post reverse split) of the Company’s common stock to DASAN as consideration in the Merger, of which 949,302 shares (post reverse split) are being held in escrow as security for claims for indemnifiable losses in accordance with the merger agreement relating to the Merger. As a result, immediately following the effective time of the Merger, DASAN held 58% of the outstanding shares of the Company's common stock and the holders of the Company's common stock immediately prior to the Merger retained, in the aggregate, 42% of the outstanding shares of the Company's common stock.

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

The total purchase consideration in the Merger is based on the number of shares of Legacy Zhone common stock and Legacy Zhone stock options vested and outstanding immediately prior to the closing of the Merger, and was determined based on the closing price of $5.95 per share (post reverse split) of the Company's common stock on the September 9, 2016 (the effective date of the Merger) and the 6,874,253 shares (post reverse split). The estimated total purchase consideration is calculated as follows (in thousands):

	Shares	Estimated Fair Value As Previously Reported	Restatement Adjustments	As Restated
Shares of Legacy Zhone stock as of September 8, 2016 (1)	6,874	$40,902	$—	$40,902
Legacy Zhone stock options (1)	265	715	(175)	540
Assumed liabilities		25,717	(5,474)	20,243
Total Purchase Consideration		$67,334	$(5,649)	$61,685
(1) Amount presented has been adjusted to reflect the one-for-five reverse stock split effected on February 28, 2017.

The following table summarizes the preliminary allocation of the fair value consideration transferred as of the acquisition date (unaudited, in thousands). The purchase price allocation is preliminary because the Company is still in the process of finalizing the valuation of acquired inventory balances:

Fair Value of Total Assets	As Previously Reported	Restatement Adjustments	As Restated
Current tangible assets	$40,747	$3,175	$43,922
Non-current tangible assets	4,464	—	4,464
Total tangible assets	$45,211	$3,175	$48,386

Identifiable Intangible Assets
Developed technology	3,040	20	3,060
Customer relationships	6,740	(1,500)	5,240
Backlog	2,017	162	2,179
Total Intangible Assets	$11,797	$(1,318)	$10,479

Goodwill	$10,326	$(7,506)	$2,820

Total Indicated Fair Value of Assets	$67,334	$(5,649)	$61,685

The goodwill was primarily attributed to people, geographic diversification and complementary products. The Goodwill arising from the Merger is not tax deductible.

The fair value of the assets acquired included trade receivables of $17.7 million, net of allowances for sales returns and doubtful accounts of $4.6 million.

The Company considered the deferred tax liabilities caused by the Merger to be a source of income to support recoverability of acquired deferred tax assets, before considering the recoverability of the acquirer's existing deferred tax assets. Accordingly, the valuation allowance on the acquiree's deferred tax assets was reduced by the deferred tax liabilities caused by the Merger and accounted for as part of the purchase price allocation.

The Company recorded $1.3 million in Merger-related costs during the three and nine months ended September 30, 2016. These expenses are included in selling, general and administrative expense.

The following table presents the fair values of the acquired intangible assets at the effective date of the Merger (in thousands, except years):

	Useful life (in Years)	Fair Value	Accumulated Amortization	Net
Developed technology	5	$3,060	$(51)	$3,009
Customer relationships	10	5,240	(80)	5,160
Backlog	1	2,179	(168)	2,011
		$10,479	$(299)	$10,180
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(As Restated)		(As Restated)
Pro forma total net revenue	$40,580	$44,719	$144,362	$170,082
Pro forma net loss	(15,436)	(4,516)	(24,989)	(13,052)
For the period from September 9, 2016 (the effective date of the Merger) through September 30, 2016, the Company's income statement included $5.7 million of revenues and $2.3 million of net loss from the Legacy Zhone business.

(3)	Cash and Cash Equivalents and Restricted Cash
As of September 30, 2016 and December 31, 2015, the Company's cash and cash equivalents comprised financial deposits and money market accounts. Restricted cash comprised cash restricted for research and development activities and collateral for borrowings.

(4)	Inventories, net
Inventories, net as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016	December 31, 2015
	(As Restated)
Raw materials	$13,094	$5,519
Work in process	3,383	2,074
Finished goods	18,119	6,307
	$34,596	$13,900

(5)	Property and Equipment, net
Property and equipment, net, as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016	December 31, 2015
	(As Restated)
Furniture and fixtures	$23,521	$21,524
Machinery and equipment	5,709	3,173
Leasehold improvements	2,981	—
Computers and software	410	—
Other	77	74
	32,698	24,771
Less accumulated depreciation and amortization	(26,097)	(22,121)
Less government grants	(343)	(399)
	$6,258	$2,251
Depreciation expense associated with property and equipment for each of the three months ended September 30, 2016 and 2015 amounted to $0.3 million. Depreciation expense associated with property and equipment for the nine months ended September 30, 2016 and 2015 amounted to $0.8 million and $1.1 million, respectively.
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

(6)	Goodwill and Intangible Assets, net
Goodwill as of September 30, 2016 and December 31, 2015 was as follows (in thousands):

	September 30, 2016	December 31, 2015
	(As Restated)
Beginning balance	$693	$—
Addition due to acquisition	2,820	693
Less: accumulated impairment	—	—
Ending balance	$3,513	$693
The Company did not recognize impairment loss on goodwill as of September 30, 2016 and December 31, 2015.

Intangible assets, net, as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016	December 31, 2015
	(As Restated)
Developed Technology	$3,060	$—
Customer Relationships	5,240	—
Backlog	2,179	—
Other	137	40
Less accumulated amortization	(380)	(37)
Intangible assets, net	$10,236	$3
Amortization expense associated with intangible assets for the three months ended September 30, 2016 and 2015 amounted to $0.3 million and less than $0.1 million, respectively. Amortization expense associated with intangible assets for the nine months ended September 30, 2016 and 2015 amounted to $0.4 million and less than $0.1 million, respectively.
As of September 30, 2016, expected future amortization expense for the fiscal years indicated was as follows (in thousands):

Period	Expected Amortization Expense
Remainder of 2016	$1,470
2017	2,087
2018	1,145
2019	1,166
2020	1,136
Thereafter	3,232
Total	$10,236

(7)	Debt
Wells Fargo Bank Facility
As of September 30, 2016, the Company had a $25.0 million revolving line of credit and letter of credit facility with Wells Fargo Bank ("WFB"). Under the WFB Facility, the Company has the option of borrowing funds at agreed upon interest rates. The amount that the Company is able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit, which as of September 30, 2016 was $3.8 million. To maintain availability of funds under the WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.
Based on eligible accounts receivable and inventory, as defined in the WFB Facility, the Company had $2.9 million of borrowing availability under the WFB Facility as of September 30, 2016. The Company had no outstanding borrowings under its WFB Facility as of September 30, 2016. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on our average excess availability (as calculated under the WFB Facility). The interest rate on the WFB Facility was 3.35% at September 30, 2016. The maturity date under the WFB Facility is March 31, 2019.
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
As of September 30, 2016 and December 31, 2015, the Company had an aggregate outstanding balance of $20.1 million and $21.8 million, respectively, under such financing arrangements, and the interest rates per annum applicable to outstanding borrowings under these financing arrangements were as listed in the tables below.

		As of September 30, 2016
		Interest rate (%)	Amount
Industrial Bank of Korea	Trade loan	2.06-2.38	$941
Shinhan Bank	General loan	4.26	3,649
Shinhan Bank	Trade finance	3.23-3.29	3,100
NongHyup Bank	Trade loan	1.66-2.31	207
KEB Han Bank	Comprehensive credit loan	2.89	4,034
The Export-Import Bank of Korea	Export development loan	2.88	8,210
			$20,141

		As of December 31, 2015
		Interest rate (%)	Amount
Industrial Bank of Korea	Trade loan	2.04-2.34	$3,431
Shinhan Bank	General loan	2.94	3,413
Shinhan Bank	Trade finance	2.80	329
NongHyup Bank	Trade loan	1.60-1.95	1,574
KEB Han Bank	Comprehensive credit loan	3.55	5,421
The Export-Import Bank of Korea	Export development loan	2.94	7,680
			$21,848
As of September 30, 2016, the Company also had a $12.0 million letter of credit facility with certain foreign banks, under which $5.7 million was committed as security for letters of credit.

(8)	Non-Controlling Interests

Non-controlling interests were as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Beginning non-controlling interests	$138	$—
Acquisition of additional interest in a subsidiary	277	—
Net income attributable to non-controlling interests	(17)	—
Foreign currency translation adjustments (OCI)	66	—
Ending non-controlling interests	$464	$—

(9)	Related Party
Related Party Debt
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
In addition, the Company's subsidiary DNS borrowed $1.8 million from DASAN for capital investment in February 2016, which amount was outstanding as of September 30, 2016. This loan matured in March 2017 with an option of renewal by mutual agreement, and bore interest at a rate of 6.9% per annum, payable annually. Effective, February 27, 2017, DNS amended the terms of this loan to extend the repayment date from March 2017 to March 2018 and to reduce the interest rate from 6.9% to 4.6% per annum.

Other Related Party Transactions
Sales and Purchases to and from Related Parties
Sales and purchases to and from related parties for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

		Three Months Ended September 30, 2016
	Counterparty	Sales	Selling, Administrative and R&D Expenses	Other Expenses
Parent Company	DASAN	$4,960	$1,032	$89
Other related parties	DASAN RND Co., LTD	—	—	—
	PANDA Media, Inc.	—	—	—
	DMC, Inc.	—	—	—
	Tomato Soft Ltd.	—	38	—
	Tomato Soft (Xi'an) Ltd.	—	188	—
	CHASAN Networks (Shenzhen) Co., Ltd.	—	175	—
	D-Mobile	1,267	128	—
	DASAN FRANCE	3	—	—
	HANDYSOFT, Inc.	68	—	—
	J-Mobile Corporation	—	11	—
		$6,298	$1,572	$89

		Nine Months Ended September 30, 2016
	Counterparty	Sales	Selling, Administrative and R&D Expenses	Other Expenses
Parent Company	DASAN	$9,857	$4,620	$309
Other related parties	DASAN RND Co., LTD	—	—	—
	PANDA Media, Inc.	—	2	—
	DMC, Inc.	1	—	—
	Tomato Soft Ltd.	—	98	—
	Tomato Soft (Xi'an) Ltd.	—	559	—
	CHASAN Networks (Shenzhen) Co., Ltd.	—	545	—
	D-Mobile	3,135	317	—
	DASAN FRANCE	3	—	—
	HANDYSOFT, Inc.	151	—	—
	J-Mobile Corporation	3	633	—
		$13,150	$6,774	$309

		Three Months Ended September 30, 2015
	Counterparty	Sales	Selling, Administrative and R&D Expenses	Other Expenses
Parent Company	DASAN	$2,630	$1,285	$96
Other related parties	DASAN RND Co., LTD	—	35	—
	PANDA Media, Inc.	—	—	—
	DMC, Inc.	—	—	—
	Tomato Soft Ltd.	—	37	—
	Tomato Soft (Xi'an) Ltd.	—	161	—
	CHASAN Networks (Shenzhen) Co., Ltd.	—	234	—
	D-Mobile	—	—	—
	DASAN FRANCE	—	—	—
	HANDYSOFT, Inc.	69	—	1
	J-Mobile Corporation	—	576	—
		$2,699	$2,328	$97

		Nine Months Ended September 30, 2015
	Counterparty	Sales	Selling, Administrative and R&D Expenses	Other Expenses	Acquisition of Tangible and Intangible Assets
Parent Company	DASAN	$8,385	$5,339	$436	$—
Other related parties	DASAN RND Co., LTD	—	335	—	—
	PANDA Media, Inc.	—	—	—	—
	DMC, Inc.	—	—	—	—
	Tomato Soft Ltd.	—	70	—	—
	Tomato Soft (Xi'an) Ltd.	—	316	—	—
	CHASAN Networks (Shenzhen) Co., Ltd.	—	487	—	—
	D-Mobile	—	—	—	—
	DASAN FRANCE	—	—	—	—
	HANDYSOFT, Inc.	1,292	—	21	187
	J-Mobile Corporation	—	646	—	—
		$9,677	$7,193	$457	$187
The Selling, administrative and R&D expenses to DASAN for the three and nine months ended September 30, 2016 and 2015, represent the service fee paid for human resources, administrative, finance and accounting services, and other shared services provided by DASAN to DNS Korea.

Balances of Receivables and Payables with Related Parties
Balances of receivables and payables arising from sales and purchases of goods and services with related parties as of September 31, 2016 and December 31, 2015 were as follows (in thousands):

		As of September 30, 2016
	Counterparty	Account Receivables	Loans	Other*	Other Receivables	Other Payables
Parent Company	DASAN	$5,893	$—	$780	$70	$12,665
Other related parties	PANDA Media, Inc.	—	—	—	—	—
	DMC, Inc.	—	—	—	—	—
	Tomato Soft Ltd.	—	—	—	—	9
	Tomato Soft (Xi'an) Ltd.	—	—	—	—	63
	CHASAN Networks	—	—	—	—	—
	(Shenzhen) Co., Ltd.	—	—	—	—	63
	D-Mobile	3,107	—	—	13	—
	ABLE	3	—	—	—	—
	DASAN France	—	—	—	4	—
	HANDYSOFT, Inc.	28	—	—	—	—
	J-Mobile Corporation	—			298	296
		$9,031	$—	$780	$385	$13,096

		As of December 31, 2015
	Counterparty	Account Receivables	Loans	Other*	Other Receivables	Other Payables
Parent Company	DASAN	$5,622	$—	$3,137	$1,431	$—
Other related parties	PANDA Media, Inc.	—	—	—	—	—
	DMC, Inc.	—	—	—	1	—
	Tomato Soft Ltd.	—	—	—	—	16
	Tomato Soft (Xi'an) Ltd.	—	—	—	—	55
	CHASAN Networks
	(Shenzhen) Co., Ltd.	—	—	—	—	62
	D-Mobile	—	—	—	—	—
	ABLE	—	—	—	—	—
	DASAN France	—	—	—	—	—
	HANDYSOFT, Inc.	22	—	—	—	—
	J-Mobile Corporation	—	430		310	—
		$5,644	$430	$3,137	$1,742	$133
* Included in other assets related to deposits for lease in the unaudited condensed consolidated balance sheet as of September 30, 2016 and the audited consolidated balance sheet as of December 31, 2015.

(10)	Net Loss Per Share
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
The following table is a reconciliation of the numerator and denominator in the basic and diluted net loss per share calculation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(As Restated)		(As Restated)
Net loss:	$(4,656)	$(2,780)	$(8,568)	$(4,938)
Weighted average number of shares outstanding:
Basic (as restated) (1)	11,139	9,331	10,046	9,266
Effect of dilutive securities:
Stock options and share awards	—	—	—	—
Diluted (as restated) (1)	11,139	9,331	10,046	9,266
Net loss per share
Basic (as restated) (1)	$(0.42)	$(0.30)	$(0.85)	$(0.53)
Diluted (as restated) (1)	$(0.42)	$(0.30)	$(0.85)	$(0.53)
(1) Amount presented has been adjusted to reflect the one-for-five reverse stock split effected on February 28, 2017.
The following tables set forth potential shares of the Company's common stock that are not included in the diluted net loss per share calculation for the three and nine months ended September 30, 2016 because their effect would be antidilutive for the periods indicated (in thousands, except exercise price per share data):

	Three Months Ended September 30, 2016	Weighted Average Exercise Price	Nine Months Ended September 30, 2016	Weighted Average Exercise Price
Outstanding stock options (1)	804	$1.38	804	$1.38

(1) Amount presented has been adjusted to reflect the one-for-five reverse stock split effected on February 28, 2017.

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
Operating Leases
The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. Estimated future lease payments under all non-cancelable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

	Operating Leases
	As Previously Reported	Restatement Adjustments	As Restated
Year ending December 31:
2016 (remainder of the year)	$272	$564	$836
2017	1,470	2,156	3,626
2018	1,066	1,852	2,918
2019	597	1,738	2,335
2020 and thereafter	4,237	8,299	12,536
Total minimum lease payments	$7,642	$14,609	$22,251

Warranties
The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally up to two years from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Beginning balance	$441	$389
Warranty liabilities acquired	652	—
Charged to cost of revenue	703	289
Claims and settlements	(805)	(297)
Ending balance	$991	$381
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
Purchase Commitments
The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of unrecognized purchase commitments was $10.2 million as of September 30, 2016.

Payment Guarantees Provided by Third Parties
The following table sets forth third parties that have provided payment guarantees of the Company's indebtedness and other obligations as of September 30, 2016 (in thousands):

Guarantor	Amount Guaranteed	Description of Obligations Guaranteed
DASAN	$4,378	Borrowings from Shinhan Bank
DASAN	4,800	Borrowings from KEB Hana Bank
DASAN	11,684	Borrowings from Industrial Bank of Korea
DASAN	6,000	Letter of credit from Nonghyup Bank
Industrial Bank of Korea	3,593	Letter of credit
NongHyup Bank	2,156	Letter of credit
Other	1,438	Performance payment guarantee
	$34,049
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
The Company is a global leader in broad-based network access solutions. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the Company unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure. The Company’s chief operating decision makers are the Company’s Co-Chief Executive Officers, who review financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The following summarizes required disclosures about geographic concentrations and revenue by products and services (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(As restated)		(As restated)
Revenue by Geography:
United States	$6,558	$550	$7,495	$3,988
Canada	255	—	255	—
Total North America	6,813	550	7,750	3,988
Latin America	1,406	—	1,406	—
Europe, Middle East, Africa	1,301	—	1,301	—
Korea	18,073	18,453	52,337	67,116
Other Asia Pacific	4,487	3,588	29,870	22,235
Total International	25,267	22,041	84,914	89,351
	$32,080	$22,591	$92,664	$93,339

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(As restated)		(As restated)
Revenue by Products and Services:
Products	$29,731	$22,371	$86,498	$88,946
Services	2,349	220	6,166	4,393
Total	$32,080	$22,591	$92,664	$93,339

The following summarizes required disclosures about assets that are available to allocate by country, which are only property and equipment and not the remainder long-lived assets as they cannot separately be attributed to a location (in thousands):

	September 30, 2016	December 31, 2015
Assets by Geography:
United States	$4,363	$113
Korea	1,732	2,138
Japan and Vietnam	163	—
	$6,258	$2,251

(13)	Income Taxes
The total amount of unrecognized tax benefits, including interest and penalties, at September 30, 2016 was not material. The amount of tax benefits that would impact the effective income tax rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits during the three and nine months ended September 30, 2016 and 2015. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

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
The deferred tax liabilities arising from the Merger were applied to the acquiree's deferred tax assets first. Accordingly, the tax benefit arising from those deferred tax liabilities was used to offset the corresponding deferred tax assets as part of the purchase price allocation.
The Company recognizes deferred tax liabilities associated with undistributed earnings of foreign subsidiaries, unless the earnings are expected to be reinvested permanently. Thus, the Company has not recorded deferred taxes on undistributed earnings, as they are intended to be permanently reinvested. If circumstances change and it becomes apparent that some or all of the undistributed earnings will not be invested indefinitely, or will be remitted in the foreseeable future, an additional deferred tax liability will be recorded for some or all of the undistributed earnings.

(14)	Subsequent Events

Reverse Stock Split

On February 28, 2017, the Company filed a Certificate of Amendment with the Delaware Secretary of State to amend the Company's Restated Certificate of Incorporation, which the amendment effected a one-for-five reverse stock split of the Company's common stock and reduced the authorized shares of common stock from 180 million to 36 million. As a result of the reverse stock split, the number of shares of the Company's common stock then issued and outstanding was reduced from approximately 81.9 million to approximately 16.4 million. References to shares of the Company's common stock, stock options (and associated exercise price) and restricted stock units in this Form 10-Q/A are provided on a post-reverse stock split basis.

Amendment of DNS Loan

The Company's subsidiary DNS borrowed $1.8 million from DASAN for capital investment in February 2016, which amount was outstanding as of September 30, 2016. This loan matured in March 2017 with an option of renewal by mutual agreement, and bore interest at a rate of 6.9% per annum, payable annually. Effective, February 27, 2017, DNS amended the terms of this loan to extend the repayment date from March 2017 to March 2018, and to reduce the interest rate from 6.9% to 4.6% per annum.

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
Forward-Looking Statements
This report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; cost synergies, growth opportunities and other financial and operating benefits of the Merger; future growth and revenues from our products; our ability to refinance or repay our existing indebtedness prior to the applicable maturity date; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified under the heading “Risk Factors” in Part II, Item 1A, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to realize the anticipated cost savings, synergies and other benefits of the Merger (as defined below) and any integration risks relating to the Merger, the ability to generate sufficient revenue to achieve or sustain profitability, the ability to raise additional capital to fund existing and future operations or to refinance or repay our existing indebtedness, defects or other performance problems in our products, the economic slowdown in the telecommunications industry that has restricted the ability of our customers to purchase our products, commercial acceptance of our products, intense competition in the communications equipment market from large equipment companies as well as private companies with products that address the same networks needs as our products, higher than anticipated expenses that we may incur, and other factors identified elsewhere in this report and in our most recent reports on Forms 10-K, 10-Q and 8-K. We undertake no obligation to revise or update any forward-looking statements for any reason.

RESTATEMENT OF PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS

As previously disclosed in the Company’s Current Report on Form 8-K filed on February 24, 2017 with the Securities and Exchange Commission (the "SEC"), on February 20, 2017, the Audit Committee of the Company’s Board of Directors concluded, in consultation with management and after informing the Company’s independent registered public accounting firm, that, the incorrect application of generally accepted accounting principles resulted in material misstatements and a restatement of the Company's unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016. As a result, the Company's unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 contained in the Original Form 10-Q should no longer be relied upon. Refer to Note 1 of the Notes to Consolidated Financial Statements for additional information.

OVERVIEW

We are a global leader in broad-based network access solutions. We provide solutions in five major product areas: broadband access, Ethernet switching, mobile backhaul, passive optical LAN (POLAN) and software defined networks (SDN).

Broadband Access

Our broadband access products offer a variety of options for carriers and service providers to connect residential and business customers. Our solutions allow carriers and service providers to either use high-speed fiber or leverage their existing deployed copper networks to offer broadband services to customer premises. Once our broadband access products are deployed, the service provider can offer voice, high-definition and ultra-high-definition video, high-speed internet access and business class services to their customers. We develop our broadband access products for all aspects of carrier and service provider access networks: customer premise equipment (such as DSL modems), Ethernet access demarcation devices, Gigabit passive optical network (GPON) and Gigabit Ethernet passive optical network (GEPON) optical network terminals (ONTs). We also develop central office products, such as broadband loop carriers for digital subscriber lines (DSL) and voice-grade telephone service (POTS), high-speed digital subscriber line access multiplexers (DSLAMs) with G.fast and very-high-bit-rate DSL (VDSL) capabilities, optical line terminals (OLTs) for passive optical distribution networks like GPON and GEPON as well as point-to-point Ethernet service for 1 Gigabit to 10 Gigabit access. Both DNS and Legacy Zhone were market leaders in the broadband access market prior to the Merger, and the combination of DNS and Legacy Zhone is expected to enhance our leadership position for both carrier and enterprise solutions in this market following the Merger.

Ethernet Switching

Our Ethernet switching products provide a high-performance and manageable solution that bridges the gap from carrier access technologies to the core network. Over the past ten years carriers have migrated access infrastructure to Ethernet from time-division multiplexing and asynchronous transfer mode systems. Our products can also be deployed in data centers, blurring the line between central office and data center. Our products support pure Ethernet switching as well as layer 3 IP and MPLS capabilities, and are currently being developed for interfacing with SDNs. Legacy Zhone did not offer comparable Ethernet switching products prior to the Merger, and therefore the Ethernet switching market is expected to provide an opportunity for growth for the combined company following the Merger.

Mobile Backhaul

Our mobile backhaul products provide a robust, manageable and scalable solution for mobile operators that enable them to upgrade their mobile backhaul systems and migrate from 3G networks to LTE and beyond. We provide our mobile backhaul products to mobile operators or carriers who provide the transport for mobile operators. Our mobile backhaul products may be collocated at the radio access node (RAN) base station (BS) and can aggregate multiple RAN BS in to a single backhaul for delivery of mobile traffic to the RAN network controller. We provide standard Ethernet/IP or multiprotocol label switching (MPLS) interfaces and interoperate with other vendors in these networks. With mobile backhaul networks providing carriers with significant revenue growth in recent years, mobile backhaul has become one of the most important parts of their networks. Legacy Zhone did not offer comparable mobile backhaul products prior to the Merger, and therefore the mobile backhaul market is expected to provide an opportunity for growth for the combined company following the Merger.

Passive Optical LAN

Our FiberLAN portfolio of POLAN products are designed for enterprise, campus, hospitality, and entertainment arena usage. Our FiberLAN portfolio includes our high-performance, high-bandwidth GPON OLTs connected to the industry’s most diverse ONT product line, which include units with integrated Power over Ethernet (PoE) to power a wide range of devices such as our full range of WIFI access points (APs) and scalable WIFI AP controller. Our environmentally friendly FiberLAN POLAN solutions are one of the most cost effective LAN technologies that can be deployed, allowing network managers to deploy a future proof, low-maintenance, manageable solution that requires less space, air conditioning, copper and electricity than other alternatives. Our FiberLAN portfolio relates primarily to Legacy Zhone products, while our WIFI access points and controllers consist primarily of DNS products. We expect the combination of Legacy Zhone and DNS products in this market to enhance the functionality of our product offerings and provide an opportunity for growth for the combined company following the Merger.

Software Defined Networks

Our SDN and network function virtualization (NFV) tools and building blocks to allow service providers to migrate their networks’ full complement of legacy control plane and data plane devices to a centralized intelligent controller that can reconfigure the services of the hundreds of network elements in real time for more controlled and efficient provision of bandwidth and latency across the network. This move to SDN and NFV provides better service for end customers and a more efficient and cost-effective use of hardware resources for service providers. We leverage our broadband access, mobile backhaul and Ethernet switching expertise to extract and virtualize many of the traditional legacy control and data plane functions to allow them to be run from the cloud. The latest evolution of our hardware-based solution was designed to support SDN and NFV. Our SDN and NFV tools reflect the combined experience and technologies of DNS and Legacy Zhone.

We have incurred significant losses to date and expect that our operating losses and negative cash flows from operations may continue. We incurred a net loss of $3.0 million for the year ended December 31, 2015 and a net loss of $8.6 million for the nine months ended September 30, 2016, which net losses have continued to reduce cash and cash equivalents. We had an accumulated deficit of $12.8 million as of September 30, 2016. If we are unable to access or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, or if the economic, market and geopolitical conditions in the United States, Korea and the rest of the world deteriorate, we may experience material adverse impacts on our business, operating results and financial condition. We have continued our focus on cost control and operating efficiency along with restrictions on discretionary spending.
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
At the effective time of the Merger, all issued and outstanding shares of capital stock of DNS held by its sole shareholder, DASAN Networks, Inc. (DASAN), were canceled and converted into the right to receive shares of our common stock in an amount equal to 58% of the issued and outstanding shares of our commons stock immediately following the Merger. Accordingly, at the effective time of the Merger, we issued 9,493,016 shares (post reverse split) of our common stock to DASAN as consideration in the Merger, of which 949,302 shares (post reverse split) are being held in escrow as security for claims for indemnifiable losses in accordance with the merger agreement relating to the Merger. As a result, immediately following the effective time of the Merger, DASAN held 58% of the outstanding shares of our common stock and the holders of our common stock immediately prior to the Merger retained, in the aggregate, 42% of the outstanding shares of our common stock.
See Note 2 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report for additional information regarding the Merger.

ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS
As discussed in Note 1 to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report, the Merger has been accounted for as a reverse acquisition under which DNS was considered the accounting acquirer of Legacy Zhone. As such, our financial results for the three and nine months ended September 30, 2016 presented in this Form 10-Q/A reflect the operating results of DNS and its consolidated subsidiaries for the period commencing on the first day of the applicable period through September 8, 2016 and the operating results of both DNS and Legacy Zhone and their respective consolidated subsidiaries for the period September 9 through September 30, 2016. Such results are compared to the financial results of DNS and its consolidated subsidiaries for the three and nine months ended September 30, 2015. Our balance sheet as of September 30, 2016 includes the fair value of the assets and liabilities of Legacy Zhone as of the effective date of the Merger. Those assets include the fair value of acquired intangible assets and goodwill. Due to the foregoing, our financial results for the three and nine months ended September 30, 2016 are not comparable to our financial results for the three and nine months ended September 30, 2015. The fourth quarter ending December 31, 2016 will be the first quarter in which our financial results reflect a full quarter of operating results for both DNS and Legacy Zhone and their respective consolidated subsidiaries.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from the critical accounting policies and estimates of DNS set forth in the consolidated financial statements of DNS and the notes thereto and elsewhere in our Definitive Proxy Statement filed with the SEC on August 8, 2016, except for Goodwill and Other Acquisition-Related Intangible Assets as described below.

Goodwill and Other Acquisition-Related Intangible Assets
Goodwill and other acquisition-related intangible assets not subject to amortization are tested annually for impairment using a two-step approach, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. In the application of the impairment testing, we are required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates.   Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to purchased in-process research and development for future acquisitions, and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price of the acquired companies to intangible assets and goodwill has a significant impact on our future operating results. The allocation process requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, we would have to perform an impairment review that might result in material write-downs of intangible assets and/or goodwill. Other factors we consider important which could trigger an impairment review, include, but are not limited to, significant changes in the manner of use of our acquired assets, significant changes in the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that the cost of an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations of the entity or technology acquired over the remaining amortization, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted.  Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our intangible assets may change in the future, which could result in additional non-cash charges that would adversely affect our results of operations and financial condition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(As Restated)		(As Restated)
Net revenue	100%	100%	100%	100%
Cost of revenue
Products and services	70%	74%	74%	74%
Amortization of intangible assets	0%	0%	0%	0%
Gross profit	30%	26%	26%	26%
Operating expenses:
Research and product development	18%	22%	17%	18%
Selling, general and administrative	26%	17%	18%	13%
Amortization of intangible assets	1%	0%	0%	0%
Total operating expenses	45%	39%	35%	31%
Operating loss	(15)%	(13)%	(10)%	(5)%
Interest expense, net	(1)%	(1)%	(1)%	0%
Other income, net	(1)%	3%	0%	1%
Loss before income taxes	(16)%	(11)%	(10)%	(5)%
Income tax provision (benefit)	(2)%	1%	(1)%	1%
Net loss	(15)%	(12)%	(9)%	(5)%
Less: Net loss attributable to non-controlling interest	0%	0%	0%	0%
Net loss attributable to DASAN Zhone Solutions, Inc.	(14)%	(12)%	(9)%	(5)%
Other comprehensive income, net of foreign currency translation adjustments	7%	4%	3%	0%
Comprehensive loss	(7)%	(8)%	(6)%	(5)%
Less: Comprehensive income attributable to non-controlling interest	0%	0%	0%	0%
Comprehensive loss attributable to DASAN Zhone Solutions, Inc.	(7)%	(8)%	(6)%	(5)%

Net Revenue
Prior to the Merger, DNS was a leading telecommunications equipment provider in the Asia-Pacific region, providing products and services to some of the largest carriers in the region with a particular focus on Korea, Japan and Vietnam. DNS typically generated approximately 85% of its net revenue from the Asia-Pacific region prior to the Merger. In contrast, Legacy Zhone typically generated less than 5% of its net revenue from the Asia-Pacific region prior to the Merger, with instead the majority of its net revenue derived from the Americas and the EMEA region. Given DNS’ pre-Merger market share in Korea and in the Asia-Pacific region generally, we expect that net revenue from Korea and elsewhere in the Asia-Pacific region will continue to be significant for the combined company following the Merger, with growth opportunities for the combined company to expand sales of legacy DNS products in the geographic regions where Legacy Zhone had a strong presence.

Information about our net revenue for products and services for the three and nine months ended September 30, 2016 and 2015 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Increase	% change	2016	2015	Increase (Decrease)	% change
	(As restated)				(As restated)
Products	$29.7	$22.4	$7.3	33%	$86.5	$88.9	$(2.4)	(3)%
Services	2.4	0.2	2.2	1,100%	6.2	4.4	1.8	41%
Total	$32.1	$22.6	$9.5	42%	$92.7	$93.3	$(0.6)	(1)%

Information about our net revenue for North America and international markets for the three and nine months ended September 30, 2016 and 2015 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Increase	% change	2016	2015	Increase (Decrease)	% change
	(As restated)				(As restated)
Revenue by geography:
United States	$6.5	$0.6	$5.9	983%	$7.5	$4.0	$3.5	88%
Canada	0.3	—	0.3	100%	0.3	—	0.3	100%
Total North America	6.8	0.6	6.2	1,033%	7.8	4.0	3.8	95%
Latin America	1.4	—	1.4	100%	1.4	—	1.4	100%
Europe, Middle East, Africa	1.3	—	1.3	100%	1.3	—	1.3	100%
Korea	18.1	18.5	(0.4)	(2)%	52.3	67.1	(14.8)	(22)%
Other Asia Pacific	4.5	3.6	0.9	25%	29.9	22.2	7.7	35%
Total International	25.3	22.1	3.2	14%	84.9	89.4	(4.5)	(5)%
Total	$32.1	$22.6	$9.5	42%	$92.7	$93.3	$(0.6)	(1)%

For the three months ended September 30, 2016, net revenue increased 42% or $9.5 million to $32.1 million from $22.6 million for the same period last year. For the nine months ended September 30, 2016, net revenue remained constant compared to the same period last year. For the three months ended September 30, 2016, product revenue increased 33% or $7.3 million to $29.7 million, compared to $22.4 million for the same period last year. For the nine months ended September 30, 2016, product revenue decreased 3% or $2.4 million to $86.5 million, compared to $88.9 million for the same period last year. The increase in net revenue for the three months ended September 30, 2016 was primarily related to the consummation of the Merger in September 2016 (which resulted in the inclusion of net revenue related to the Legacy Zhone business for 22 days of the current year quarter). The relatively flat net revenues for the nine months ended September 30 2016 compared to the prior year period was primarily attributable to decreased sales in the Korea, offset by the inclusion of net revenue related to the Legacy Zhone business for 22 days of the current year period.
Service revenue mainly represents revenue from service maintenance contracts. For the three months ended September 30, 2016 and 2015, service revenue increased 1,100% or $2.2 million to $2.3 million, compared to $0.2 million for the same period last year. For the nine months ended September 30, 2015, service revenue increased by 41% or $1.8 million to $6.2 million, compared to $4.4 million for the same period last year. The increase in service revenue for the three and nine months ended September 30, 2016 was primarily related to the consummation of the Merger in September 2016 (which resulted in the inclusion of service revenue related to the Legacy Zhone business for 22 days of the current year period), as well as an increase in sales of maintenance services.
International net revenue increased 14% or $3.2 million to $25.3 million for the three months ended September 30, 2016 from $22.1 million for the same period last year, and represented 79% of total net revenue compared with 98% during the same period of 2015. International net revenue decreased 5% or $4.5 million to $84.9 million for the nine months ended September 30, 2016 from $89.4 million for the same period last year, and represented 92% of total net revenue compared with 96% during the same period of 2015. The increase in international net revenue for the three months ended September 30, 2016 was primarily related to the consummation of the Merger in September 2016 (which resulted in the inclusion of international net revenue related to the Legacy Zhone business for 22 days of the current year quarter). The decrease in international net revenue for the nine months ended September 30, 2016 compared to the prior year period was primarily due to decreased sales in Korea, partially offset by the inclusion of net revenue related to the Legacy Zhone business for 22 days of the current year period.
For the three months ended September 30, 2016 and 2015, three customers represented 55% and 63% of net revenue, respectively. For the nine months ended September 30, 2016 and 2015, three customers represented 48% and 55% of net revenue, respectively. SK Broadband, LG Uplus and DASAN (a related party) each accounted for more than 10% of net revenue for the three months ended September 30, 2016. SK Broadband, LG Uplus, Viettel Group and DASAN (a related party) each accounted for more than 10% of net revenue for the nine months ended September 30, 2016. LG Uplus, Korea Telecom and SK Broadband each accounted for more than 10% of net revenue for the three months ended September 30, 2015. LG Uplus, Korea Telecom and Viettel Group each accounted for more than 10% of net revenue for the nine months ended September 30, 2015. Each of the foregoing customers was a customer of DNS prior to the Merger. No Legacy Zhone customers and no other DNS customers accounted for more than 10% of net revenue during the three and nine months ended September 30, 2016 and 2015.
We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.
Cost of Revenue and Gross Margin
Total cost of revenue, including stock-based compensation and amortization of intangibles, increased 34% or $5.8 million to $22.6 million for the three months ended September 30, 2016, compared to $16.8 million for the three months ended September 30, 2015. Total cost of revenue, including stock-based compensation and amortization of intangibles slightly decreased 0.6% or $0.4 million to $68.9 million for the nine months ended September 30, 2016 compared to $69.3 million for the same period last year. The increase in total cost of revenue for the three months ended September 30, 2016 was primarily due to the consummation of the Merger in September 2016 (which resulted in the inclusion of cost of revenue related to the Legacy Zhone business for 22 days of the current year period) as well as increased sales in the current year period. Gross margin slightly increased due to improved manufacturing efficiencies and product mix.
We expect that in the future our cost of revenue as a percentage of net revenue will vary depending on the mix and average selling prices of products sold, with longer term gross margin expansion expected to come from product cost reductions and manufacturing economies of scale resulting from the Merger. In addition, continued competitive and economic pressures could cause us to reduce our prices, adjust the carrying values of our inventory, or record inventory charges relating to discontinued products and excess or obsolete inventory.

Research and Product Development Expenses
Research and product development expenses increased 21% or $1.0 million to $5.9 million for the three months ended September 30, 2016 compared to $4.9 million for the three months ended September 30, 2015. Research and product development expenses decreased 6% or $1.0 million to $15.6 million for the nine months ended September 30, 2016 compared to $16.5 million for the same period last year. The increase in research and product development expenses for the three months ended September 30, 2016 was primarily due to the consummation of the Merger in September 2016 (which resulted in the inclusion of research and product development expenses related to the Legacy Zhone business for 22 days of the current year period. The decrease in research and product development expenses for the nine months ended September 30, 2016 was primarily due to a reduction in personnel-related expenses from lower headcount as compared to the same period last year, partially offset by the inclusion of research and product development expenses relating to the Legacy Zhone business in the current year period as a result of the consummation of the Merger in September 2016. We intend to continue to invest in research and product development to attain our strategic product development objectives while seeking to manage the associated costs through expense controls.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 110% or $4.3 million to $8.3 million for the three months ended September 30, 2016 compared to $3.9 million for the three months ended September 30, 2015, and increased 36% or $4.5 million to $17.0 million for the nine months ended September 30, 2016 compared to $12.5 million for the same period last year. The increases in selling administrative expenses were primarily due to the consummation of the Merger in September 2016 (which resulted in the inclusion of selling, general and administrative expenses related to Legacy Zhone business for 22 days of the current year period) and inclusion in the current year periods of $1.3 million in Merger-related costs.
We expect selling, general and administrative expenses to increase following the Merger, primarily driven by an increase in sales commission expense resulting from expected additional sales opportunities primarily related to the combined company's mobile backhaul and FiberLAN POLAN products.
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
Set forth below is a reconciliation of net loss to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(As Restated)		(As Restated)
Net loss	$(4,656)	$(2,780)	$(8,568)	$(4,938)
Add:
Interest expense, net	173	87	463	286
Provision for taxes	(610)	295	(1,041)	480
Depreciation and amortization	628	338	1,164	1,112
Merger-related costs	1,273	—	1,273	—
Non-cash equity-based compensation expense	128	—	128	—
Adjusted EBITDA	$(3,064)	$(2,060)	$(6,581)	$(3,060)

LIQUIDITY AND CAPITAL RESOURCES (AS RESTATED)
Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.
As of September 30, 2016, our cash and cash equivalents were $33.6 million compared to $10.0 million at December 31, 2015, which included $24.8 million in international cash balances. The $23.6 million increase in cash and cash equivalents was attributable to net cash provided by operating, investing and financing activities of $13.2 million, $5.3 million and $3.5 million, respectively, and effect of exchange rate changes on cash of $1.6 million.
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2016 consisted of a net loss of $8.6 million, adjusted for non-cash charges totaling $1.9 million and an increase in net operating assets totaling $19.9 million. The most significant components of the changes in net operating assets were an increase in accounts receivable of $12.9 million offset by decreases in accounts payable and inventory of $5.8 million and $3.1 million, respectively. The increase in accounts receivable was primarily the result of increased sales to several large customers in the third quarter of 2016 and timing of receivables collections during the current year period. The decrease in accounts payable was primarily due to timing of payments. The decrease in inventory was due to better utilization of inventory in the current year period.

Net cash used in operating activities for the nine months ended September 30, 2015 consisted of a net loss of $4.9 million, adjusted for non-cash charges totaling $0.8 million and an increase in net operating assets totaling $1.8 million. The most significant components of the changes in net operating assets were an increase in accounts receivable of $11.2 million offset by a decrease of accounts payable of $16.8 million. The increase in accounts receivable was primarily due to the timing of receivables collections during the current year period. The decrease in accounts payable was primarily due to timing of payments.

Investing Activities

Net cash provided in investing activities for the nine months ended September 30, 2016 consisted of cash acquired through the Merger of $7.0 million, offset by a decrease in restricted cash of $1.0 million. Cash acquired through the Merger represented the Legacy Zhone cash balance at the time of Merger.

Net cash provided by investing activities for the nine months ended September 30, 2015 consisted of an increase in restricted cash of $2.6 million offset by purchases of property and equipment of $0.5 million.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2016 consisted of proceeds from short-term borrowings of $19.8 million and proceeds from long-term borrowings of $6.8 million, offset by repayments of short-term borrowings of $23.1 million.
Net cash provided by financing activities for the nine months ended September 30, 2015 consisted of proceeds from short-term borrowings and proceeds from issuance of common stock of $22.2 million and $1.6 million, respectively, offset by repayments of short-term borrowings of $16.4 million.
Cash Management
Our primary source of liquidity comes from our cash and cash equivalents which totaled $33.6 million at September 30, 2016. This included $24.8 million of cash and cash equivalents of DNS. In addition, we had an aggregate of $37.0 million in revolving credit facilities as of September 30, 2016, under which $9.5 million was committed as security for letters of credit as of September 30, 2016.

Wells Fargo Bank Facility

As of September 30, 2016, we had a $25.0 million revolving line of credit and letter of credit facility (the WFB Facility) with Wells Fargo Bank (WFB). Under the WFB Facility, we have the option of borrowing funds at agreed upon interest rates. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the WFB Facility, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.
Based on eligible accounts receivable and inventory, as defined in the WFB Facility, we had $2.9 million of borrowing availability under the WFB Facility as of September 30, 2016. We had no outstanding borrowings under our WFB Facility as of September 30, 2016. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on our average excess availability (as calculated under the WFB Facility). The interest rate on the WFB Facility was 3.35% at September 30, 2016. The maturity date under the WFB Facility is March 31, 2019.
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
As of September 30, 2016, we had a $12.0 million letter of credit facility with certain foreign banks under which $5.7 million was committed as security for letters of credit.
Related Party Debt
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
Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of September 30, 2016, three customers accounted for 37% of net accounts receivable and receivables from customers in countries other than the United States represented 86% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

We have incurred significant losses to date and expect that our operating losses and negative cash flows from operations may continue. We incurred a net loss of $3.0 million for the year ended December 31, 2015 and a net loss of $8.6 million for the nine months ended September 30, 2016, which net losses have continued to reduce cash and cash equivalents. We had an accumulated deficit of $12.8 million at September 30, 2016. In order to meet our liquidity needs and finance our capital expenditures and working capital needs for our business, we may be required to sell assets, issue debt or equity securities, purchase credit insurance or borrow on potentially unfavorable terms. In addition, we may be required to reduce our operations in low margin regions, including reductions in headcount. We may be unable to sell assets, issue securities or access additional indebtedness to meet these needs on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include covenants, restrictions and financial ratios that may restrict our ability to operate our business. Likewise, any equity financing could result in additional dilution of our stockholders. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts beyond the reductions we have previously taken. Based on our current plans and business conditions, we believe that our focused operating expense discipline along with our existing cash, cash equivalents and available credit facilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

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
At September 30, 2016, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
(As Restated)
Operating leases	$22,251	$836	$3,626	$2,918	$2,335	$2,192	$10,344
Unrecognized purchase commitments	10,216	6,329	1,398	1,383	1,106	—	—
Lines of credit	5,749	5,749	—	—	—	—	—
Related party debt	6,800	—	—	1,800	—	—	5,000
Total future contractual commitments	$45,016	$12,914	$5,024	$6,101	$3,441	$2,192	$15,344
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
Unrecognized Purchase Commitments
The unrecognized purchase commitments shown above represent non-cancellable inventory purchase commitments as of September 30, 2016.
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
Related Party Debt
As of September 30, 2016, we had borrowed $6.8 million from DASAN, of which $5.0 million and $1.8 million mature in September 2021 and March 2018, respectively, and the interest rate per annum applicable to these borrowings was 4.6% and 6.9%, respectively.
See above under “Cash Management” for further information about our related party borrowings.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Concentration of Credit Risk
Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Cash and cash equivalents consist principally of financial deposits and money market accounts. Cash and cash equivalents are principally held with various domestic financial institutions with high credit standing. We perform ongoing credit evaluations of our customers and generally do not require collateral. Allowances are maintained for potential doubtful accounts.

We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.
For the three months ended September 30, 2016 and 2015, three customers represented 55% and 63% of net revenue, respectively. For the nine months ended September 30, 2016 and 2015, three customers represented 48% and 55% of net revenue, respectively. SK Broadband, LG Uplus and DASAN (a related party) each accounted for more than 10% of net revenue for the three and nine months ended September 30, 2016. LG Uplus, Korea Telecom and SK Broadband each accounted for more than 10% of net revenue for the three months ended September 30, 2015. LG Uplus, Korea Telecom and Viettel Group each accounted for more than 10% of net revenue for the nine months ended September 30, 2015. Each of the foregoing customers was a customer of DNS prior to the Merger. No Legacy Zhone customers and no other DNS customers accounted for more than 10% of net revenue during the three and nine months ended September 30, 2016 and 2015.
As of September 30, 2016 and December 31, 2015, three customers accounted for 37% of net accounts receivable.
As of September 30, 2016, and December 31, 2015, receivables from customers in countries other than the United States represented 86% and 93%, respectively, of net accounts receivable.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding short-term debt. As of September 30, 2016, our outstanding short-term debt balance was $21.9 million. Amounts borrowed under the short-term debt bear interest ranging from 1.66% to 4.26% as of September 30, 2016. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.4 million.
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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures
In connection with the filing of the Original Form 10-Q on November 14, 2016, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The controls evaluation was done under the supervision and with the participation of management, including our Co-Chief Executive Officers and our Chief Financial Officer. Based upon this evaluation, our Co-Chief Executive

Officers and Chief Financial Officer concluded that, subject to the limitations noted in Part I, Item 4 of the Original Form 10-Q, as of the end of the period covered by this report, our disclosure controls and procedures were effective, except for those pertaining to DNS, to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to DASAN Zhone and its consolidated subsidiaries is made known to management, including our Co-Chief Executive Officers and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.
Subsequent to that evaluation, in connection with the restatement discussed in Note 1 of the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report and the filing of this Form 10-Q/A, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This re-evaluation was done under the supervision and with the participation of management, including our Co-Chief Executive Officers and our Chief Financial Officer. Based upon this reevaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2016.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. Due to the incorrect application of generally accepted accounting principles that resulted in material misstatements and a restatement of our unaudited condensed consolidated financial statement discussed in Note 1 of the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report, management identified material weaknesses in our internal control over financial reporting. Specifically, we did not maintain an effective control environment as there was an insufficient complement of personnel with appropriate accounting knowledge, experience and competence, resulting in incorrect application of generally accepted accounting principles. This material weakness contributed to the following material weaknesses. We did not maintain effective controls over its financial close process. Also, we did not design and maintain effective controls over the review of supporting information to determine the completeness and accuracy of the accounting for complex transactions, specifically related to the business combination that occurred on September 9, 2016, which resulted in an incorrect application of generally accepted accounting principles that resulted in material misstatements and a restatement of our unaudited condensed consolidated financial statements for the three and nine months period ended September 30, 2016. Additionally, these material weaknesses could result in a misstatement in the financial statements that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected.
As of the date of this Form 10-Q/A, we are re-assessing the design of our controls and modifying processes related to the accounting for significant and unusual transactions as well as enhancing monitoring and oversight controls in the application of applicable accounting guidance related to such transactions. In connection therewith, we anticipate that we will hire additional accounting personnel with relevant skills, training and experience, and conduct further training of accounting and finance personnel.
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
We have identified material weaknesses in our internal control over financial reporting, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and which may lead to a decline in our stock price.
As discussed in the “Explanatory Note” and in Note 1 of our unaudited condensed consolidated financial statements for the quarterly period ended September 30, 2016, on February 20, 2017, the Audit Committee of our Board of Directors concluded, in consultation with management and after informing our independent registered public accounting firm, that, due to incorrect application of generally accepted accounting principles that resulted in material misstatements and a restatement of the Company's unaudited condensed consolidated financial statements, our previously issued interim unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 should no longer be relied upon and required restatement. Furthermore, as discussed in “Part I, Item 4. Controls and Procedures,” our management has identified material weaknesses in our internal control over financial reporting as of September 30, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.
The Company did not maintain an effective control environment as there was an insufficient complement of personnel with appropriate accounting knowledge, experience and competence, resulting in incorrect application of generally accepted accounting principles. This material weakness contributed to the following material weaknesses. The Company did not maintain effective controls over its financial close process. Also, the Company did not design and maintain effective controls over the review of supporting information to determine the completeness and accuracy of the accounting for complex transactions, specifically related to the business combination that occurred on September 9, 2016, which resulted in an incorrect application of generally accepted accounting principles that resulted in material misstatements and a restatement of the our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016.
As of the date of this Form 10-Q/A, we are re-assessing the design of our controls and modifying processes related to the accounting for significant and unusual transactions as well as enhancing monitoring and oversight controls in the application of applicable accounting guidance related to such transactions. In connection therewith, we anticipate that we will hire additional accounting personnel with relevant skills, training and experience, and conduct further training of accounting and finance personnel. We believe that these initiatives will remediate the material weaknesses in internal control over financial reporting described above. However, there can be no assurance that we will be able to fully remediate our existing material weaknesses or that our internal control over financial reporting will not suffer in the future from other material weaknesses, thus making us unable to prevent or detect on a timely basis material misstatements in our periodic reports with the SEC. If we fail to remediate these material weaknesses or otherwise maintain effective internal control over financial reporting in the future, the existence of one or more internal control deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify internal control deficiencies. If we cannot produce reliable financial reports, we may have difficulty in filing timely periodic reports with the SEC, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be materially harmed. In addition, any failure to remediate the existing material weaknesses or a failure to maintain effective internal control over financial reporting could negatively impact our results of operations, cash flows and financial condition, subject us to potential litigation and regulatory inquiry and cause us to incur additional costs in future periods relating to the implementation of remedial measures.

We have experienced significant losses and we may incur losses in the future. If we fail to generate sufficient revenue to sustain our profitability, our stock price could decline.
We have incurred significant losses to date and expect that our operating losses and negative cash flows from operations may continue. Our net loss was $8.6 million and$3.0 million for the nine months ended September 30, 2016 and year ended December 31, 2015, respectively, and we had an accumulated deficit of $12.8 millionat September 30, 2016. We have significant fixed expenses and expect that we will continue to incur substantial manufacturing, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the ongoing development of our business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to acquisitions and the integration of new technologies and other acquisitions that may occur in the future. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to sustain profitability in future periods will depend on our ability to generate and sustain higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue to sustain profitability in future periods, we may continue to incur operating losses, which could be substantial, and our stock price could decline.
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
As of September 30, 2016, we had approximately $33.6 million in cash and cash equivalents and $26.9 million in aggregate principal amount outstanding under our debt facilities and other financing arrangements. Our current lack of liquidity could harm us by:
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
We currently have significant operations in Korea, as well sales and technical support teams in various locations around the world. Many of our international sales may be denominated in foreign currencies. Because we do not currently engage in material foreign currency hedging transactions related to international sales, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. We expect to continue expanding our international operations in the future. The successful management and expansion of our international operations requires significant human effort and the commitment of substantial financial resources. Further, our international operations may be subject to certain risks and challenges that could harm our operating results, including:
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
The target customers for our products are network service providers that operate voice, data and video communications networks. There are a limited number of potential customers in our target market. For the nine months ended September 30, 2016 and year ended December 31, 2015, three customers represented 55% and 63% of net revenue, respectively. SK Broadband, LG Uplus and DASAN (a related party) each accounted for more than 10% of net revenue for the three months ended September 30, 2016. SK Broadband, LG Uplus,Viettel and DASAN (a related party) each accounted for more than 10% of net revenue for the nine months ended September 30, 2016. LG Uplus, Korea Telecom and SK Broadband each accounted for more than 10% of net revenue for the three months ended September 30, 2015. LG Uplus, Korea Telecom and Viettel Group each accounted for more than 10% of net revenue for the nine months ended September 30, 2015. Each of the foregoing customers was a customer of DNS prior to the Merger. No Legacy Zhone customers and no other DNS customers accounted for more than 10% of net revenue during the three and nine months ended September 30, 2016 and 2015. We expect that a significant portion of our future revenue will depend on sales of our products to a limited number of customers. As a result, our revenue for any quarter may be subject to significant volatility based on changes in orders from one or a small number of key customers. Any failure of one or more customers to purchase products from us for any reason, including any downturn in their businesses, would seriously harm our business, financial condition and results of operations.

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
We issued a total of approximately 9.5 million shares (post reverse split) of our common stock to DASAN in connection with the Merger, and may issue additional shares of common stock to finance future acquisitions through the use of equity. DASAN has the right to require us to register with the SEC resales of the shares issued in connection with the Merger from time to time. In the event that DASAN exercises its registration rights with respect to such shares, such shares would become eligible for resale upon registration. Additionally, shares of our common stock are available for future sale pursuant to awards granted under our equity incentive plans. Our stock price may suffer a significant decline as a result of any sudden increase in the number of shares sold in the public market or market perception that the increased number of shares available for sale will exceed the demand for our common stock.
There is a limited public market of our common stock.
There is a limited public market for our common stock. The average daily trading volume in our common stock during the nine months ended September 30, 2016 was approximately 16,600 shares (post reverse split) per day. We cannot provide assurances that a more active trading market will develop or be sustained. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares of our common stock could result in significant price fluctuations and it may be difficult for holders to sell their shares without depressing the market price for our common stock.

Item 6.    Exhibits

The Exhibit Index on page 46 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES
Pursuant to the retirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DASAN ZHONE SOLUTIONS, INC.

Date: March 9, 2017	By:	/s/ JAMES NORROD
	Name:	James Norrod
	Title:	Co-Chief Executive Officer

	By:	/s/ IL YUNG KIM
	Name:	Il Yung Kim
	Title:	Co-Chief Executive Officer

	By:	/s/ KIRK MISAKA
	Name:	Kirk Misaka
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Restated Certificate of Incorporation of DASAN Zhone Solutions, Inc., as amended through September 9, 2016

3.2	Amended and Restated Bylaws of DASAN Zhone Solutions, Inc. (incorporated by reference to Exhibit 3.2 of registrant’s Current Report on Form 8-K dated September 6, 2016 and filed on September 12, 2016)

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

10.3*#	Form of Restricted Stock Unit Award Agreement for the DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended

10.4#
Employment Agreement, dated as of September 9, 2016, by and between DASAN Zhone Solutions, Inc. and Il Yung Kim (incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K dated September 8, 2016 and filed on September 13, 2016)

10.5#
Amended and Restated Employment Agreement, dated as of September 9, 2016, by and between DASAN Zhone Solutions, Inc. and James Norrod (incorporated by reference to Exhibit 10.2 of registrant’s Current Report on Form 8-K dated September 8, 2016 and filed on September 13, 2016)

10.6#
Employment Agreement, dated as of September 9, 2016, by and between DASAN Zhone Solutions, Inc. and Kirk Misaka (incorporated by reference to Exhibit 10.3 of registrant’s Current Report on Form 8-K dated September 8, 2016 and filed on September 13, 2016)

10.7#
Transaction Bonus Agreement, dated as of September 9, 2016, by and between DASAN Zhone Solutions, Inc. and James Norrod (incorporated by reference to Exhibit 10.4 of registrant’s Current Report on Form 8-K dated September 8, 2016 and filed on September 13, 2016)

10.8#
Transaction Bonus Agreement, dated as of September 9, 2016, by and between DASAN Zhone Solutions, Inc. and Kirk Misaka (incorporated by reference to Exhibit 10.5 of registrant’s Current Report on Form 8-K dated September 8, 2016 and filed on September 13, 2016)

10.9#
Letter Agreement, dated November 10, 2016, between DASAN Zhone Solutions, Inc. and Eric Presworsky (incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K dated November 8, 2016 and filed on November 14, 2016)

10.10
Stockholder Agreement, dated as of September 9, 2016, by and between DASAN Zhone Solutions, Inc. and DASAN Networks, Inc. (incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K dated September 6, 2016 and filed on September 12, 2016)

10.11
Lock-Up Agreement, dated as of September 9, 2016, by and among DASAN Zhone Solutions, Inc., DASAN Networks, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 of registrant’s Current Report on Form 8-K dated September 6, 2016 and filed on September 12, 2016)

10.12
Registration Rights Agreement, dated as of September 9, 2016, by and between DASAN Zhone Solutions, Inc. and DASAN Networks, Inc. (incorporated by reference to Exhibit 10.3 of registrant’s Current Report on Form 8-K dated September 6, 2016 and filed on September 12, 2016)

10.13
Loan Agreement, dated as of September 9, 2016, by and between DASAN Zhone Solutions, Inc. and DASAN Networks, Inc. (incorporated by reference to Exhibit 10.4 of registrant’s Current Report on Form 8-K dated September 6, 2016 and filed on September 12, 2016)

10.14
Sixth Amendment to Credit and Security Agreements and Consent, dated as of September 9, 2016, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 of registrant’s Current Report on Form 8-K dated September 6, 2016 and filed on September 12, 2016)

10.15*
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

* Previously filed.
# Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.