Form 10-K/A
period 2016-12-31
DASAN ZHONE SOLUTIONS INC
filed 2017-09-28
CIK 1101680

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

US-DOCS\94356990.1

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (“Amendment No. 1”) of DASAN Zhone Solutions, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Original Filing”), which was filed with the Securities and Exchange Commission on September 27, 2017. The Company is filing this Amendment No. 1 solely to furnish the Company’s eXtensible Business Reporting Language (“XBRL”) interactive data files as Exhibit 101. Except as described above, this Amendment No. 1 does not amend any information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to the date of the Original Filing.
.

US-DOCS\94356990.1

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of DASAN Zhone Solutions, Inc., as amended through February 28, 2017	10-K	000-32743	3.2	September 27, 2017
3.2	Amended and Restated Bylaws	8-K	000-32743	3.2	September 12, 2016
10.1#	DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan	8-K	000-32743	10.1	January 10, 2017
10.1.1#	Form of Stock Option Agreement for the DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan	8-K	000-32743	10.2	January 10, 2017
10.1.2#	Form of Restricted Stock Unit Award Agreement for the DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan	10-K	000-32743	3.2	September 27, 2017
10.2 #	DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	8-K	000-32743	10.6	September 13, 2016
10.2.1#	Form of Stock Option Agreement for the DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	8-K	000-32743	10.7	September 13, 2016
10.2.2#	Form of Restricted Stock Award Agreement for the DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	8-K	000-32743	10.2	May 17, 2007
10.2.3#	Form of Restricted Stock Unit Award Agreement for the DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	10-Q	000-32743	10.3	November 14, 2016
10.3#	DASAN Zhone Solutions, Inc. 2002 Employee Stock Purchase Plan	8-K	000-32743	10.1	May 17, 2006
10.5#	DASAN Zhone Solutions, Inc. Non-Employee Director Compensation Program	10-K	000-32743	3.2	September 27, 2017
10.5#	Form of Indemnity Agreement (directors and officers)	10-Q	000-32743	10.20	May 14, 2004
10.6#	Form of Change of Control Severance Agreement	10-Q	000-32743	10.1	August 9, 2012
10.7#	Zhone Technologies, Inc. Incentive Bonus Plan	10-Q	000-32743	10.1	November 8, 2013
10.8#	Employment Agreement dated as of September 9, 2016 by and between DASAN Zhone Solutions, Inc. and Il Yung Kim	8-K	000-32743	10.1	September 13, 2016
10.9#	Amended and Restated Employment Agreement dated as of September 9, 2016 by and between DASAN Zhone Solutions, Inc. and James Norrod	8-K	000-32743	10.2	September 13, 2016
10.10#	Employment Agreement dated as of September 9, 2016 by and between DASAN Zhone Solutions, Inc. and Kirk Misaka	8-K	000-32743	10.3	September 13, 2016

US-DOCS\94356990.1

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date
10.11#	Transaction Bonus Agreement, dated as of September 9, 2016, by and between DASAN Zhone Solutions, Inc. and James Norrod	8-K	000-32743	10.4	September 13, 2016
10.12#	Transaction Bonus Agreement, dated as of September 9, 2016, by and between DASAN Zhone Solutions, Inc. and Kirk Misaka	8-K	000-32743	10.5	September 13, 2016
10.13#	Letter Agreement, dated November 10, 2016, between DASAN Zhone Solutions, Inc. and Eric Presworsky	8-K	000-32743	10.1	November 14, 2016
10.14#	Stock Option Cancellation Agreement dated March 31, 2016, between Zhone Technologies, Inc. and James Norrod	8-K	000-32743	10.1	April 5, 2016
10.15#	Transition Support Service Agreement dated as of January 31, 2016 between Zhone Technologies, Inc. and Morteza Ejabat	10-K	000-32743	10.17	March 23, 2016
10.16	Stockholder Agreement, dated as of September 9, 2016, by and among DASAN Zhone Solutions, Inc. and DASAN Networks, Inc. and the other parties thereto	8-K	000-32743	10.1	September 12, 2016
10.17	Lock-Up Agreement, dated as of September 9, 2016, by and among DASAN Zhone Solutions, Inc., DASAN Networks, Inc. and the other parties thereto	8-K	000-32743	10.2	September 12, 2016
10.18	Registration Rights Agreement, dated as of September 9, 2016, by and among DASAN Zhone Solutions, Inc., DASAN Networks, Inc. and the other parties thereto	8-K	000-32743	10.3	September 12, 2016
10.19	Loan Agreement, dated as of September 9, 2016, by and among DASAN Zhone Solutions, Inc., DASAN Networks, Inc. and the other parties thereto	8-K	000-32743	10.4	September 12, 2016
10.20	Credit and Security Agreement, dated as of March 13, 2012, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.16	March 15, 2012

US-DOCS\94356990.1

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date
10.21.1	First Amendment to Credit and Security Agreements, dated as of March 12, 2013, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.12.1	March 15, 2013
10.21.2	Second Amendment to Credit and Security Agreements, dated as of September 30, 2013, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	8-K	000-32743	10.1	October 1, 2013
10.21.3	Third Amendment to Credit and Security Agreements, dated as of March 5, 2014, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.13.3	March 5, 2014
10.21.4	Fourth Amendment to Credit and Security Agreements, dated as of March 6, 2015, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.14.4	March 6, 2015
10.21.5	Fifth Amendment to Credit and Security Agreements, dated as of March 23, 2016, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.14.5	March 23, 2016
10.2.6	Sixth Amendment to Credit and Security Agreements and Consent, dated as of September 9, 2016, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	8-K	000-32743	10.5	September 12, 2016

US-DOCS\94356990.1

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date
10.21.7	Joinder and Seventh Amendment to Credit and Security Agreements, dated as of October 7, 2016, by and among DASAN Zhone Solutions, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation, Dasan Network Solutions, Inc. and Wells Fargo Bank, National Association	10-Q	000-32743	10.15	November 14, 2016
10.21.8	Consent Memorandum, dated May 5, 2017, by and among DASAN Zhone Solutions, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation, Dasan Network Solutions, Inc. and Wells Fargo	8-K	000-32743	10.1	May 9, 2017
10.21.9	Letter Agreement, dated July 3, 2017, by and among DASAN Zhone Solutions, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation, Dasan Network Solutions, Inc. and Wells Fargo	8-K	000-32743	10.1	July 6, 2017
10.22	Credit and Security Agreement (Ex-Im Subfacility), dated as of March 13, 2012, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.17	March 15, 2012
10.23	Office Lease Agreement, dated February 18, 2016, between Zhone Technologies, Inc. and BACM 2005-3 Bryan Dairy Industrial, LLC	8-K	000-32743	10.1	February 23, 2016
10.23.1	First Amendment to Office Lease Agreement, dated June 7, 2016, between Zhone Technologies, Inc. and BACM 2005-3 Bryan Dairy Industrial, LLC	10-Q	000-32743	10.1	August 9, 2016
21.2	List of Subsidiaries	10-K	000-32743	3.2	September 27, 2017
23.1	Consent of Independent Registered Public Accounting Firm	10-K	000-32743	3.2	September 27, 2017
23.2	Consent of Independent Registered Public Accounting Firm	10-K	000-32743	3.2	September 27, 2017
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)	10-K	000-32743	3.2	September 27, 2017

US-DOCS\94356990.1

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date
32.1	Section 1350 Certification of Chief Executive Officers and Acting Chief Financial Officer	10-K	000-32743	3.2	September 27, 2017
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

US-DOCS\94356990.1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DASAN ZHONE SOLUTIONS, INC.

Date: September 28, 2017	By:	/S/ IL YUNG KIM
Il Yung Kim
President, Chief Executive Officer, Acting Chief Financial Officer and Director

US-DOCS\94356990.1