Form 10-Q
period 2017-03-31
DASAN ZHONE SOLUTIONS INC
filed 2017-09-28
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 20, 2017, there were approximately 16,385,455 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$17,288	$17,893
Restricted cash	6,438	6,650
Short-term investments	250	993
Accounts receivable, net of allowances for sales returns and doubtful accounts of $1,497 as of March 31, 2017 and $1,143 as of December 31, 2016:
Trade receivables	39,998	38,324
Related parties	14,860	13,311
Other receivables:
Others	12,918	12,068
Related parties	17	171
Inventories	35,913	31,032
Prepaid expenses and other current assets	3,774	4,131
Total current assets	131,456	124,573
Property and equipment, net	6,386	6,288
Goodwill	3,977	3,977
Intangible assets, net	8,150	8,767
Other assets	2,272	1,842
Total assets	$152,241	$145,447
Liabilities, Stockholders’ Equity and Non-controlling Interest
Current liabilities:
Accounts payable
Others	30,959	30,681
Related parties	—	430
Short-term debt:
Others	24,704	17,599
Related parties	1,800	—
Other payables:
Others	1,159	2,040
Related parties	5,422	6,940
Deferred revenue	2,267	1,901
Accrued and other liabilities	9,977	8,163
Total current liabilities	76,288	67,754
Long-term debt - related parties	5,000	6,800
Deferred revenue	1,877	1,674
Other long-term liabilities	2,560	2,351
Total liabilities	85,725	78,579
Commitments and contingencies (Note 11)
Stockholders’ equity and non-controlling interest:
Common stock, authorized 36,000 shares, 16,380 shares and 16,375 shares outstanding as of March 31, 2017 and December 31, 2016 at $0.001 par value	16	16
Additional paid-in capital	89,430	89,174
Other comprehensive income (loss)	55	(2,815)
Accumulated deficit	(23,670)	(19,923)
Total stockholders' equity	65,831	66,452
Non-controlling interest	685	416
Total stockholders’ equity and non-controlling interest	66,516	66,868
Total liabilities, stockholders’ equity and non-controlling interest	$152,241	$145,447
See accompanying notes to unaudited condensed consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Net revenue:
Net revenue	$41,241	$18,033
Net revenue - related parties	10,871	7,307
Total net revenue	52,112	25,340
Cost of revenue:
Products and services	25,459	14,332
Products and services - related parties	8,708	6,397
Amortization of intangible assets	153	—
Total cost of revenue	34,320	20,729
Gross profit	17,792	4,611
Operating expenses:
Research and product development	9,229	4,679
Selling, marketing, general and administrative	10,599	4,265
Amortization of intangible assets	493	8
Total operating expenses	20,321	8,952
Operating loss	(2,529)	(4,341)
Interest income	26	48
Interest expense	(274)	(194)
Other income, net	(281)	99
Loss before income taxes	(3,058)	(4,388)
Income tax expense (benefit)	440	(627)
Net loss	(3,498)	(3,761)
Net income attributable to non-controlling interest	249	6
Net loss attributable to DASAN Zhone Solutions, Inc.	$(3,747)	$(3,767)

Foreign currency translation adjustments	2,890	509
Comprehensive loss	(608)	(3,252)
Comprehensive income attributable to non-controlling interest	269	14
Comprehensive loss attributable to DASAN Zhone Solutions, Inc.	$(877)	$(3,266)

Basic and diluted net loss per share attributable to DASAN Zhone Solutions, Inc.	$(0.23)	$(0.40)
Weighted average shares outstanding used to compute basic and diluted net loss per share	16,378	9,493

See accompanying notes to unaudited condensed consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,498)	$(3,761)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,181	268
Stock-based compensation	255	—
Unrealized gain on foreign currency transactions	871	357
Deferred taxes	—	(685)
Changes in operating assets and liabilities
Accounts receivable	(1,277)	(4,177)
Inventories	(3,704)	(3,064)
Prepaid expenses and other assets	(501)	(8,714)
Accounts payable	6,732	207
Accrued expenses	(739)	11,896
Net cash provided by (used in) operating activities	(680)	(7,673)
Cash flows from investing activities:
Decrease (increase) in restricted cash	738	(756)
Decrease in short-term and long-term loans to others	—	320
Increase in short-term and long-term loans to others	—	(1,606)
Proceeds from short-term investments	1,040	—
Purchase of short-term investments	(252)	—
Proceeds from disposal of property and equipment and other assets	6	18
Purchase of property and equipment	(404)	(43)
Purchase of intangible asset	(30)	(31)
Net cash provided by (used in) investing activities	1,098	(2,098)
Cash flows from financing activities:
Repayments of borrowings	(4,356)	—
Proceeds from short-term borrowings	2,570	1,119
Proceeds from long-term borrowings	—	1,800
Government grants received	—	29
Proceeds from issuance of common stock	1	—
Increase (decrease) in other capital	—	(4)
Net cash provided by (used in) financing activities	(1,785)	2,944
Effect of exchange rate changes on cash	762	(87)
Net increase (decrease) in cash and cash equivalents	(605)	(6,914)
Cash and cash equivalents at beginning of period	17,893	9,095
Cash and cash equivalents at end of period	$17,288	$2,181

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business
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
The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States ("U.S. GAAP"), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Accordingly, the condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.
The Company has incurred significant losses to date and losses from operations may continue. The Company incurred net losses of $3.5 million and $15.3 million for the three months ended March 31, 2017 and for the year ended December 31, 2016, respectively. The Company had accumulated deficit of $23.7 million and working capital of $55.2 million as of March 31, 2017. As of March 31, 2017, the Company had approximately $17.3 million in cash and cash equivalents, which included $8.4 million in cash balances held by the Company's Korean subsidiary, and $31.5 million in aggregate principal amount of outstanding borrowings under the Company's credit facility with Wells Fargo Bank (the "WFB Facility"), the Company's short-term debt obligations and the Company's loans from DNI. In addition, the Company had $5.7 million in aggregate borrowing availability under its revolving credit facilities as of March 31, 2017. The Company had $6.2 million committed as security for letters of credit under these facilities as of March 31, 2017. Due to the amount of short-term debt obligations maturing within the next 12 months and the Company's recurring operating losses, the Company's cash resources may not be sufficient to settle these debt obligations. The Company's ability to continue as a “going concern” is dependent on many factors, including, among other things, its ability to comply with the covenants in its existing debt agreements, its ability to cure any defaults that occur under its debt agreements or to obtain waivers or forbearances with respect to any such defaults, and its ability to pay, retire, amend, replace or refinance its indebtedness as defaults occur or as interest and principal payments come due. Although the process of amending, replacing or refinancing the Company’s short-term debt obligations is ongoing and the Company is in active discussions with multiple parties, there is no guarantee that they will result in transactions that are sufficient to provide the Company with the required liquidity to remove the substantial doubt as to its ability to continue as a going concern. If the Company is unable to amend, replace or refinance its short-term debt obligations or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, the Company may experience material adverse impacts on its business, operating results and financial condition.
The Company has continued its focus on cost control and operating efficiency along with restrictions on discretionary spending, however in order to meet the Company's liquidity needs and finance its capital expenditures and working capital needs for its business, the Company may be required to sell assets, issue debt or equity securities, purchase credit insurance or borrow on potentially unfavorable terms. In addition, the Company may be required to reduce the scope of its planned product development, reduce sales and marketing efforts and reduce its operations in low margin regions, including reductions in headcount. Based on the Company's current plans and business conditions, the Company believes that its focused operating expense discipline along with its existing cash, cash equivalents and available credit facilities will be sufficient to satisfy its anticipated cash requirements for at least the next 12 months, however the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties set forth above.

(c)	Risks and Uncertainties
As result of the Merger, DNI owned approximately 58% of the outstanding shares of the Company's common stock as of March 31, 2017. Thereafter, for so long as DNI and its affiliates hold shares of the Company's common stock representing at least a majority of the votes, DNI will be able to freely nominate and elect all the members of the Company's board of directors. The directors elected by DNI will have the authority to make decisions affecting the Company's capital structure, including the issuance of additional capital stock or options, the incurrence of additional indebtedness, the implementation of stock repurchase programs, and the declaration of dividends. The interests of DNI may not coincide with the interests of the Company's other stockholders or with holders of the Company's indebtedness. DNI’s ability to control all matters submitted to the Company's stockholders for approval limits the ability of other stockholders to influence corporate matters and, as a result, the Company may take actions that the Company's other stockholders or holders of our indebtedness do not view as beneficial. See Note 2, Note 9 and Note 11 to the consolidated financial statements for additional information.
As discussed above in Note 1(b), there is also substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(d)	Correction of Errors
In this Quarterly Report on Form 10-Q, certain prior quarter financial information has been revised due to correction of certain errors.  The Company identified errors related to the timing of revenue recognition in the consolidated financial statements for the quarter ended March 31, 2016.  Correction of this error resulted in a decrease in total net revenue of $0.5 million, an increase in net loss of $0.3 million and an increase in basic and diluted net loss per share attributable to DZSI of $0.03 for the quarter ended March 31, 2016. The prior quarter financial information has also been revised for the classification of certain related party revenue, related party cost of revenue, and related royalty fees.  This correction resulted in the Company reclassifying revenues of $4.8 million to related party revenues and costs of $4.0 million to related party cost of revenue for the quarter ended March 31, 2016. Finally, an understatement of the cash flows used in investing activities of $1.1 million was corrected in the statement of cashflows for the three months ended March 31, 2016. The overall impact of these errors on the Company's condensed consolidated financial position and results of operations is not material and as such, previously filed quarterly financial information contained in our proxy statement filed with the SEC on August 8, 2016 affected by the errors has not been amended.

(e)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission.
As discussed more fully in Note 2, the Merger is treated as a reverse acquisition for accounting purposes, with DNS as the acquirer of the Company. As such, the consolidated financial results of the Company for the three months ended March 31, 2017 are compared to the financial results for DNS and its consolidated subsidiaries for the three months ended March 31, 2016. The balance sheet of the Company reflects the fair value of the assets and liabilities of Legacy Zhone as of the effective date of the Merger. Those assets include the fair value of acquired intangible assets and goodwill. Due to the foregoing, the Company’s financial results for the three months ended March 31, 2017 are not comparable to its financial results for the three months ended March 31, 2016.
Except as otherwise specifically noted herein, all references to the "Company" refer to (i) DNS and its consolidated subsidiaries for periods through September 8, 2016 and (ii) the Company and its consolidated subsidiaries for periods on or after September 9, 2016.

(f)	Reverse Stock Split
On February 28, 2017, the Company filed a Certificate of Amendment with the Delaware Secretary of State to amend the Company's Restated Certificate of Incorporation, which amendment effected a one-for-five reverse stock split of the Company's common stock and reduced the authorized shares of the Company's common stock from 180 million to 36 million. As a result of the reverse stock split, the number of shares of the Company’s common stock then issued and outstanding was reduced from approximately 81.9 million to approximately 16.4 million. References to shares of the Company's common stock, stock options (and associated exercise price) and restricted stock units in this Quarterly Report on Form 10-Q are provided on a post-reverse stock split basis.

(g)	Concentration of Risk
The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended March 31, 2017, two customers represented 12% (related party) and 11% of net revenue, respectively. For the three months ended March 31, 2016, three customers represented 26% (a related-party) , 14% and 11% of net revenue, respectively.
As of March 31, 2017, two customers represented 18% and 16% (related party) of net accounts receivable, respectively. As of December 31, 2016, two customers represented 12% (related party) and 10% of net accounts receivable, respectively.
As of March 31, 2017 and December 31, 2016, receivables from customers in countries other than the United States represented 85% and 87%, respectively, of net accounts receivable.

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
As described in Note 1(d), the Company accounted for the Merger as a reverse acquisition under the acquisition method of accounting in accordance with ASC 805, "Business Combination." Consequently, for the purpose of the purchase price allocation, DNS' assets and liabilities have been retained at their carrying values and Legacy Zhone's assets acquired, and liabilities assumed, by DNS (as the accounting acquirer in the Merger) have been recorded at their fair value measured as of September 9, 2016.

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

	Shares	Estimated Fair Value
Shares of Legacy Zhone stock as of September 8, 2016	6,874	$40,902
Legacy Zhone stock options	198	540
Total Purchase Consideration		$41,442

The following table summarizes the allocation of the fair value consideration transferred for the acquisition date (in thousands):

Cash and cash equivalents	$7,013
Accounts receivable	18,510
Inventory	16,456
Prepaid expenses and other current assets	2,191
Property and equipment	4,339
Other assets	125
Identifiable intangible assets	10,479
Goodwill	3,284
Accounts payable	(11,021)
Accrued and other liabilities	(7,089)
Other long-term liabilities	(2,845)
Total Indicated Fair Value of Assets	$41,442

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
		$10,479

The following unaudited pro forma condensed combined financial information for the three months ended March 31, 2016 gives effect to the Merger as if it had occurred at the beginning of 2015. The unaudited pro forma condensed combined financial information has been included for comparative purposes only and is not necessarily indicative of what the combined Company's financial position or results of operations might have been had the Merger been completed as of the date indicated.

(in thousands)	Three Months Ended March 31, 2016
Pro forma total net revenue	$46,083
Pro forma net loss	(8,532)

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
The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet as of March 31, 2017 and December 31, 2016, but require disclosure of their fair values: cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The carrying values of financial instruments such as cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values based on their short-term nature. The carrying value of the Company's debt approximates their fair values based on the current rates available to the Company for debt of similar terms and maturities.

(4)	Inventories
Inventories as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$15,896	$13,547
Work in process	4,339	3,705
Finished goods	15,678	13,780
Total inventories	$35,913	$31,032
Inventories provided as collateral for borrowings from Export-Import Bank of Korea amounted to $19.6 million as of March 31, 2017.

(5)	Property and Equipment
Property and equipment as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017	December 31, 2016
Furniture and fixtures	$21,919	$20,040
Machinery and equipment	4,981	4,530
Leasehold improvements	3,406	3,573
Computers and software	425	411
Other	1,008	922
	31,739	29,476
Less accumulated depreciation and amortization	(25,111)	(22,922)
Less government grants	(242)	(266)
Total property and equipment, net	$6,386	$6,288
Depreciation and amortization expense associated with property and equipment for the three months ended March 31, 2017 and 2016 was $0.5 million and $0.3 million, respectively.
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

(6)	Goodwill and Intangible Assets
Goodwill as of March 31, 2017 and December 31, 2016 was as follows (in thousands):

	March 31, 2017	December 31, 2016
Beginning balance	$3,977	$693
Addition from the Merger	—	3,284
Less: accumulated impairment	—	—
Ending balance	$3,977	$3,977
The Company did not recognize impairment loss on goodwill during the three months ended March 31, 2017 and 2016. Intangible assets as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017	December 31, 2016
Developed technology	$3,060	$3,060
Customer relationships	5,240	5,240
Backlog	2,179	2,179
Other	146	105
Less accumulated amortization	(2,475)	(1,817)
Intangible assets, net	$8,150	$8,767
Amortization expense associated with intangible assets for the three months ended March 31, 2017 and 2016 was $0.7 million and $2 thousand, respectively.

(7)	Debt
Wells Fargo Bank Facility
As of March 31, 2017, the Company had a $25.0 million credit facility with Wells Fargo Bank (the "WFB Facility"). Under the WFB Facility, the Company has the option of borrowing funds at agreed upon interest rates. The amount that the Company is able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. To maintain availability of funds under the WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.
As of March 31, 2017, the Company had $0.2 million in outstanding borrowings under its WFB Facility, and $3.6 million was committed as security for letters of credit. The Company had $5.7 million of borrowing availability under the WFB Facility as of March 31, 2017. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on the Company's average excess availability (as calculated under the WFB Facility). The interest rate on the WFB Facility was 3.65% at March 31, 2017. The maturity date under the WFB Facility is March 31, 2019.
The Company’s obligations under the WFB Facility are secured by substantially all of its personal property assets and those of its subsidiaries that guarantee the WFB Facility, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company defaults under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the WFB Facility. On July 3, 2017, the Company executed an agreement with WFB to extend the due date for delivery for the Company's audited financial statements for the year ended December 31, 2016 to September 27, 2017. As of March 31, 2017, the Company was in compliance with the covenants under the WFB Facility.

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
As of March 31, 2017 and December 31, 2016, the Company had an aggregate outstanding balance of $24.5 million and $17.6 million, respectively, under such financing arrangements, and the interest rates per annum applicable to outstanding borrowings under these financing arrangements were as listed in the tables below.

		As of March 31, 2017
		Interest rate (%)	Amount
Industrial Bank of Korea	Credit facility	2.16 - 2.8	$5,863
Shinhan Bank	General loan	4.69	2,867
Shinhan Bank	Trade finance	3.47 - 3.59	2,400
NongHyup Bank	Credit facility	2.16 - 2.94	3,673
KEB Hana Bank	Comprehensive credit loan	2.97	2,577	*
The Export-Import Bank of Korea	Export development loan	3.1	7,168
			$24,548
* As of June 30, 2017, this balance owed to KEB Hana Bank had been fully repaid.

		As of December 31, 2016
		Interest rate (%)	Amount
Industrial Bank of Korea	Credit facility	2.16 - 2.76	$1,106
Shinhan Bank	General loan	4.08	3,310
Shinhan Bank	Trade finance	3.28 - 3.44	1,752
NongHyup Bank	Credit facility	1.92 - 2.66	482
KEB Hana Bank	Comprehensive credit loan	2.79	3,501
The Export-Import Bank of Korea	Export development loan	3.10	7,448
			$17,599
As of March 31, 2017, the Company had $9.5 million in outstanding borrowings and $2.4 million committed as security for letters of credit under the Company's $12.0 million credit facility with certain foreign banks.

(8)	Non-Controlling Interests

Non-controlling interests for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning non-controlling interests	$416	$138
Acquisition of additional interest in a subsidiary	—	277
Net income attributable to non-controlling interests	249	6
Foreign currency translation adjustments (OCI)	20	8
Ending non-controlling interests	$685	$429

(9)	Related-Party Transactions

Related-Party Debt
In connection with the Merger, on September 9, 2016, the Company entered into a loan agreement with DNI for a $5.0 million unsecured subordinated term loan facility. Under the loan agreement, the Company was permitted to request drawdowns of one or more term loans in an aggregate principal amount not to exceed $5.0 million. As of March 31, 2017, $5.0 million in term loans was outstanding under the facility. Such term loans mature in September 2021 and are pre-payable at any time by the Company without premium or penalty. The interest rate as of March 31, 2017 under this facility was 4.6% per annum.
In addition, the Company borrowed $1.8 million from DNI for capital investment in February 2016, which amount was outstanding as of March 31, 2017. This loan matured in March 2017 with an option of renewal by mutual agreement, and bore interest at a rate of 6.9% per annum, payable annually. Effective February 27, 2017, the Company amended the terms of this loan to extend the repayment date from March 2017 to March 2018, and to reduce the interest rate from 6.9% to 4.6% per annum.
On June 23, 2017, the Company borrowed $3.5 million from Solueta, an affiliate of DNI, which amount was outstanding as of June 30, 2017. This loan matures in November 2017 and bears interest at a rate of 4.6% per annum, payable monthly.

Other Related-Party Transactions
Sales and Purchases to and from Related Parties
Sales and purchases, cost of revenue, research and product development, selling, marketing, general and administrative and other expenses to and from related parties for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

		Three Months Ended March 31, 2017
Counterparty	DNI Ownership Interest	Sales	Cost of revenue	Manufacturing (Cost of revenue)	Research and product development	Selling, marketing, general and administrative	Other Expenses
	(As Revised)
DNI (Parent Company)	N/A	$4,151	$3,321	$—	$—	$874	$63
CHASAN Networks Co., Ltd.	100%	—	—	195	27	—	—
DASAN FRANCE	100%	394	387	—	—	—	—
DASAN INDIA Private Limited	100%	6,287	4,783	—	—	—	—
D-Mobile	100%	11	13	—	—	102	—
Fine Solution	100%	—	—	—	—	3	—
HANDYSOFT, Inc.	17.64%	20	9	—	—	—	—
J-Mobile Corporation	68.56%	8	—	—	—	132	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	171	—	—
		$10,871	$8,513	$195	$198	$1,111	$63

		Three Months Ended March 31, 2016
Counterparty	DNI Ownership Interest	Sales	Cost of revenue	Manufacturing (Cost of revenue)	Research and product development	Selling, marketing, general and administrative	Other Expenses
DNI (Parent Company)	N/A	$6,708	$5,719	$—	$—	$1,760	$116
CHASAN Networks Co., Ltd.	100%	—	—	198	28	—	—
DASAN FRANCE	100%	—	—	—	—	—	—
DMC, Inc.	100%	1	1	—	—	—	—
D-Mobile	100%	543	432	—	—	94	—
HANDYSOFT, Inc.	17.64%	52	47	—	—	—	—
J-Mobile Corporation	68.56%	3	—	—	—	634	—
PANDA Media, Inc.	90%	—	—	—	—	2	—
Tomato Soft (Xi'an) Ltd.	100%	—	—		176	—	—
		$7,307	$6,199	$198	$204	$2,490	$116
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
Prior to the Merger, as DNS was then a wholly owned subsidiary of DNI, DNI had sales agreements with certain customers on DNS' behalf. Since the Merger, due to these prior sales agreements, the Company has entered into an agreement with DNI in which DNI acts as a sales channel to these customers. Selling, marketing, general and administrative expense includes a fee of 3% of total sales to DNI for sales to these customers.
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

Balances of Receivables and Payables with Related Parties
Balances of receivables and payables arising from sales and purchases of goods and services with related parties as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

		As of March 31, 2017
Counterparty	DNI Ownership Interest	Account receivables	Other receivables	Deposits for lease*	Other payables	Loans
DNI (Parent Company)	N/A	$4,610	$—	$747	$5,220	$6,800
ABLE	61.99%	57	—	—	—	—
CHASAN Networks Co., Ltd.	100%	—	—	—	66	—
DASAN France	100%	408	4	—	—	—
DASAN INDIA Private Limited	100%	8,883	—	—	—	—
D-Mobile	100%	895	13	—	—	—
HANDYSOFT, Inc.	17.64%	7	—	—	—	—
J-Mobile Corporation	68.56%	—	—	—	42	—
Solueta	27.21%	—	—	—	18	—
Tomato Soft Ltd.	100%	—	—	—	16	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	60	—
		$14,860	$17	$747	$5,422	$6,800

		As of December 31, 2016
Counterparty	DNI Ownership Interest	Account receivables	Other receivables	Deposits for lease*	Accounts payable	Other payables	Loans
DNI (Parent Company)	N/A	$6,679	$171	$690	$360	$6,861	$6,800
ABLE	61.99%	53	—	9	—	—	—
DASAN France	100%	23	—	—	—	—	—
DASAN INDIA Private Limited	100%	2,606	—	—	—	—	—
D-Mobile	100%	3,943	—	—	—	—	—
HANDYSOFT, Inc.	17.64%	2	—	—	—	—	—
J-Mobile Corporation	68.56%	5	—	—	—	—	—
Tomato Soft Ltd.	100%	—	—	—	—	16	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	70	63	—
		$13,311	$171	$699	$430	$6,940	$6,800

* Included in other assets related to deposits for lease in the condensed consolidated balance sheet as of March 31, 2017 and the consolidated balance sheet as of December 31, 2016.

(10)	Net Loss Per Share Attributable to DASAN Zhone Solutions, Inc.
Basic net loss per share attributable to DASAN Zhone Solutions, Inc. is computed by dividing the net loss attributable to DASAN Zhone Solutions, Inc. for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share attributable to DASAN Zhone Solutions, Inc. gives effect to common stock equivalents; however, potential common equivalent shares are excluded if their effect is antidilutive. Potential common equivalent shares are composed of incremental shares of common equivalent shares issuable upon the exercise of stock options and the vesting of restricted stock units.
Basic net loss per share is the same as diluted net loss per share for the three months ended March 31, 2016 because DNS did not issue the potentially dilutive common stock. Basic net loss per share is the same as diluted net loss per share for the three months ended March 31, 2017 because the effects of stock options and unvested restricted stock units would have been anti-dilutive.

The following table is a reconciliation of the numerator and denominator in the basic and diluted net loss per share calculation (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
		(As Revised)
Net loss attributable to DASAN Zhone Solutions, Inc.	$(3,747)	$(3,767)
Weighted average number of shares outstanding:
Basic	16,378	9,493
Effect of dilutive securities:
Stock options, restricted stock units and share awards	—	—
Diluted	16,378	9,493
Net loss per share attributable to DASAN Zhone Solutions, Inc.:
Basic	$(0.23)	$(0.40)
Diluted	$(0.23)	$(0.40)

(11)	Commitments and Contingencies
Operating Leases
The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options and escalation clauses. Estimated future lease payments under all non-cancellable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2017 (remainder of the year)	$2,669
2018	2,923
2019	2,335
2020	2,192
2021	2,178
Thereafter	8,287
Total minimum lease payments	$20,584
Warranties
The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally two to five years from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning balance	$878	$441
Charged to cost of revenue	100	95
Claims and settlements	(212)	(95)
Foreign exchange impact	20	7
Ending balance	$786	$448

Performance Bonds
In the normal course of operations, from time to time, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. As of March 31, 2017, the Company had $0.4 million of surety bonds guaranteed by third parties.
Purchase Commitments
The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding, net of reserve, was $7.4 million as of March 31, 2017.
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

Payment Guarantees Provided by Third Parties
The following table sets forth third parties that have provided payment guarantees of the Company's indebtedness and other obligations as of March 31, 2017 (in thousands):

Guarantor	Amount Guaranteed	Description of Obligations Guaranteed
DNI	$3,441	Borrowings from Shinhan Bank
DNI	2,150	Purchasing card from Shinhan Bank
DNI	3,120	Borrowings from KEB Hana Bank
DNI	11,626	Credit facility and purchasing card from Industrial Bank of Korea
DNI	6,000	Credit facility from NongHyup Bank
DNI	1,075	Purchasing card from NongHyup Bank
Industrial Bank of Korea	6,958	Credit facility
NongHyup Bank	4,978	Credit facility
Shinhan Bank	178	Purchasing card
KEB Hana Bank	30	Performance bonds
State Bank of India	39	Performance bonds
Seoul Guarantee Insurance Co.	340	Performance payment guarantee
	$39,935
Royalties
The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue and is recorded in cost of revenue.
Legal Proceedings
The Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company records an accrual for legal contingencies that it has determined to be probable to the extent the amount of the loss can be reasonably estimated. The Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position or results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods.

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

	Three Months Ended
	March 31,
	2017	2016
		(As Revised)
Revenue by geography:
United States	$12,147	$2,352
Canada	1,192	—
Total North America	13,339	2,352
Latin America	4,870	414
Europe, Middle East, Africa	5,503	1,127
Korea	16,315	16,354
Other Asia Pacific	12,085	5,093
Total International	38,773	22,988
Total	$52,112	$25,340

	Three Months Ended
	March 31,
	2017	2016
		(As Revised)
Revenue by products and services:
Products	$49,725	$24,485
Services	2,387	855
Total	$52,112	$25,340

The Company's property and equipment, net of accumulated depreciation, were located in the following geographical areas as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
United States	$3,943	$4,094
Korea	1,676	1,455
Japan and Vietnam	767	739
	$6,386	$6,288

(13)	Income Taxes
Income tax expense (benefit) for the three months ended March 31, 2017 and 2016, was $0.4 million and -$0.6 million, respectively on pre-tax losses of $3.1 million and $4.4 million, respectively. As of March 31, 2017, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s wholly-owned foreign subsidiaries.
The total amount of unrecognized tax benefits, including interest and penalties, at March 31, 2017 was not material. The amount of tax benefits that would impact the effective income tax rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits during the quarters ended March 31, 2017 and 2016. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.
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
Management Transition
On June 27, 2017, the Company and the former Chief Technology Officer of the Company, entered into an agreement setting for the terms pursuant to which the former Chief Technology Officer ceased to be an officer and employee of the Company effective July 11, 2017. Under the terms of this agreement, the former Chief Technology Officer: (a) received a severance payment equivalent to two months and two weeks of his base salary; (b) received an acceleration of unvested stock options to purchase 5,000 shares then held by the former Chief Technology Officer and an extension of exercise period with respect to such options until December 31, 2017; (c) has until October 9, 2017 to exercise his remaining vested options; and (d) received COBRA benefits for up to one month.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this report, unless the context suggests otherwise, the terms "we", "us", or "our" refer to (i) Dasan Network Solutions, Inc. (DNS) and its consolidated subsidiaries for periods through September 8, 2016 and (ii) DASAN Zhone Solutions, Inc. and its consolidated subsidiaries (collectively, DZS) for periods on or after September 9, 2016, the effective date of the Merger (as defined below). In connection with the Merger, Zhone Technologies, Inc. changed its name to DASAN Zhone Solutions, Inc. For periods through September 8, 2016, Zhone Technologies, Inc. is referred to as "Legacy Zhone."
Forward-Looking Statements
This report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; cost synergies, growth opportunities and other financial and operating benefits of the Merger; future growth and revenues from our products; our ability to refinance or repay our existing indebtedness prior to the applicable maturity date; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified under the heading “Risk Factors” in Part II, Item 1A, elsewhere in this report and our other filings with the Securities and Exchange Commission (the SEC). Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to realize the anticipated cost savings, synergies and other benefits of the Merger and any integration risks relating to the Merger, the ability to generate sufficient revenue to achieve or sustain profitability, the ability to raise additional capital to fund existing and future operations or to refinance or repay our existing indebtedness, defects or other performance problems in our products, any economic slowdown in the telecommunications industry that restricts the ability of our customers to purchase our products, commercial acceptance of our products, intense competition in the communications equipment market from large equipment companies as well as private companies with products that address the same networks needs as our products, higher than anticipated expenses that we may incur, any failure to comply with the periodic filing and other requirements of The Nasdaq Stock Market for continued listing, material weaknesses or other deficiencies in our internal control over financial reporting, the initiation of any civil litigation, regulatory proceedings, government enforcement actions or other adverse effects relating to the Audit Committee investigation or errors in the consolidated financial statements of Legacy Zhone and other factors identified elsewhere in this report and in our most recent reports on Forms 10-K, 10-Q and 8-K. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
As of March 31, 2017, the total outstanding principal amount of our debt obligations was $31.5 million, consisting of the following:

•	$24.7 million in short-term debt obligations;

•	$1.8 million in short-term debt obligations to related parties; and

•	$5.0 million in long-term debt obligations to related parties.
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

ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS
As discussed in Note 1(e) to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report, the Merger has been accounted for as a reverse acquisition under which DNS was considered the accounting acquirer of Legacy Zhone. As such, our financial results for the three months ended March 31, 2017 presented in this report are compared to the financial results of DNS and its consolidated subsidiaries for the three months ended March 31, 2016. Our balance sheet includes the fair value of the assets and liabilities of Legacy Zhone as of the effective date of the Merger. Those assets include the fair value of acquired intangible assets and goodwill. Due to the foregoing, our financial results for the three months ended March 31, 2017 are not comparable to our financial results for the three months ended March 31, 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

RESULTS OF OPERATIONS
We list in the table below the historical condensed consolidated statement of comprehensive loss data as a percentage of net revenue for the periods indicated.

	Three Months Ended March 31,
	2017	2016
Net revenue:
Net revenue	79%	71%
Net revenue - related parties	21%	29%
Total net revenue	100%	100%
Cost of revenue:
Products and services	49%	57%
Products and services - related parties	16%	24%
Amortization of intangible assets	0%	0%
Total cost of revenue	66%	82%
Gross profit	34%	18%
Operating expenses:
Research and product development	18%	18%
Selling, marketing, general and administrative	20%	17%
Amortization of intangible assets	1%	0%
Total operating expenses	39%	35%
Operating loss	(5)%	(17)%
Interest income	0%	0%
Interest expense	(1)%	(1)%
Other income, net	(1)%	0%
Loss before income taxes	(6)%	(17)%
Income tax provision (benefit)	1%	(2)%
Net loss	(7)%	(15)%
Net income attributable to non-controlling interest	0%	0%
Net loss attributable to DASAN Zhone Solutions, Inc.	(7)%	(15)%
Foreign currency translation adjustments	6%	2%
Comprehensive loss	(1)%	(13)%
Comprehensive income attributable to non-controlling interest	0%	0%
Comprehensive loss attributable to DASAN Zhone Solutions, Inc.	(1)%	(13)%

Net Revenue
Information about our net revenue for products and services for the three months ended March 31, 2017 and 2016 is summarized below (in millions):

	Three Months Ended March 31,
	2017	2016	Decrease	% change
		(As Revised)
Products	$49.7	$24.5	$25.2	103%
Services	2.4	0.8	1.6	200%
Total	$52.1	$25.3	$26.8	106%

Information about our net revenue for North America and international markets for the three months ended March 31, 2017 and 2016 is summarized below (in millions):

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)	% change
		(As Revised)
Revenue by geography:
United States	$12.1	$2.4	$9.7	404%
Canada	1.2	—	1.2	100%
Total North America	13.3	2.4	10.9	454%
Latin America	4.9	0.4	4.5	1,125%
Europe, Middle East, Africa	5.5	1.1	4.4	400%
Korea	16.3	16.4	(0.1)	(1)%
Asia Pacific	12.1	5.1	7.0	137%
Total International	38.8	23.0	15.8	69%
Total	$52.1	$25.3	$26.8	106%

For the three months ended March 31, 2017, net revenue increased 106% or $26.8 million to $52.1 million from $25.3 million for the same period last year. For the three months ended March 31, 2017, product revenue increased 103% or $25.2 million to $49.7 million compared to the same period last year. The increase in product revenue for the three months ended March 31, 2017 was primarily related to the consummation of the Merger in September 2016 (which resulted in the inclusion of product revenue related to the Legacy Zhone business for the current year quarter).
Service revenue represents revenue from maintenance and other services associated with product shipments. For the three months ended March 31, 2017, service revenue increased 200% or $1.6 million to $2.4 million compared to the same period last year. The increase in service revenue for the three months ended March 31, 2017 was primarily related to the consummation of the Merger in September 2016 (which resulted in the inclusion of service revenue related to the Legacy Zhone business for the current year quarter), as well as an increase in sales of maintenance services.
International net revenue increased 69% or $15.8 million to $38.8 million for the three months ended March 31, 2017 from $23.0 million for the same period last year, and represented 74% of total net revenue compared with 91% during the same period of 2016. The increase in international net revenue for the three months ended March 31, 2017 was primarily related to the consummation of the Merger in September 2016 (which resulted in the inclusion of international net revenue related to the Legacy Zhone business for the current year quarter). The year-over-year decrease in international net revenue as a percentage of total net revenue reflects the inclusion of net revenue related to the Legacy Zhone business in North America in the current year period.
For the three months ended March 31, 2017, two customers represented 12% and 11% of net revenue, respectively. For the three months ended March 31, 2016, three customers represented 26% (a related-party), 14% and 11% of net revenue, respectively. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.
Cost of Revenue and Gross Margin
Total cost of revenue increased 66% or $13.6 million to $34.3 million for the three months ended March 31, 2017, compared to $20.7 million for the three months ended March 31, 2016. The increase in total cost of revenue for the three months ended March 31, 2017 was primarily due to the consummation of the Merger in September 2016 (which resulted in the inclusion of cost of revenue related to the Legacy Zhone business for the current year quarter) as well as increased sales. Gross margin slightly increased due to improved manufacturing efficiencies and product mix for the three months ended March 31, 2017, compared to the three months ended March 31, 2016.
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
Research and Product Development Expenses
Research and product development expenses increased 97% or $4.6 million to $9.2 million for the three months ended March 31, 2017 compared to $4.7 million for the three months ended March 31, 2016. The increase in research and product development expenses for the three months ended March 31, 2017 was primarily due to the consummation of the Merger in September 2016 (which resulted in the inclusion of research and product development expenses related to the Legacy Zhone business for the current year period). We intend to continue to invest in research and product development to attain our strategic product development objectives while seeking to manage the associated costs through expense controls.
Selling, Marketing, General and Administrative Expenses
Selling, marketing, general and administrative expenses increased 149% or $6.3 million to $10.6 million for the three months ended March 31, 2017 compared to $4.3 million for the three months ended March 31, 2016. The increase in selling, marketing, general and administrative expenses was primarily due to the consummation of the Merger in September 2016 (which resulted in the inclusion of selling, marketing, general and administrative expenses related to Legacy Zhone business for the current year quarter), offset by higher commission expenses during the three months ended March 31, 2016.
Income Tax Provision
During the three months ended March 31, 2017 and 2016, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.

OTHER PERFORMANCE MEASURES
In managing our business and assessing our financial performance, we supplement the information provided by our GAAP results with adjusted earnings before stock-based compensation, interest, taxes, and depreciation, or Adjusted EBITDA, a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, (ii) provision (benefit) for taxes, (iii) depreciation and amortization, (iv) stock-based compensation, and (v) material non-recurring transactions or events, such as Merger transaction costs or a gain (loss) on sale of assets or impairment of fixed assets. We believe that the presentation of Adjusted EBITDA enhances the usefulness of our financial information by presenting a measure that management uses internally to monitor and evaluate our operating performance and to evaluate the effectiveness of our business strategies. We believe Adjusted EBITDA also assists investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes the impact of items that we do not believe reflect our core operating performance.
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
Set forth below is a reconciliation of net loss to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2017	2016
Net loss	$(3,498)	$(3,761)
Add:
Interest expense, net	248	146
Income tax provision (benefit)	440	(627)
Depreciation and amortization	1,181	268
Stock-based compensation	255	—
Adjusted EBITDA	$(1,374)	$(3,974)

LIQUIDITY AND CAPITAL RESOURCES
Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.
As of March 31, 2017, our cash and cash equivalents were $17.3 million compared to $17.9 million at December 31, 2016. Our cash and cash equivalents as of March 31, 2017 included $8.4 million in cash balances held by our Korean subsidiary. The $0.6 million decrease in cash and cash equivalents was attributable to net cash used in operating and financing activities of $0.7 million and $1.8 million, respectively, partially offset by the effect of exchange rate changes on cash of $0.8 million and net cash provided by investing activities of $1.1 million.
Ability to Continue as a Going Concern
The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Accordingly, the condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of DZS to continue as a going concern.
We have incurred significant losses to date and our losses from operations may continue. We incurred net losses of $3.5 million and $15.3 million for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively. We had accumulated deficit of $23.7 million and working capital of $55.2 million as of March 31, 2017. As of March 31, 2017, we had approximately $17.3 million in cash and cash equivalents, which included $8.4 million in cash balances held by our Korean subsidiary, and $31.5 million in aggregate principal amount of outstanding borrowings under our credit facility with Wells Fargo Bank, our short-term debt obligations and our loans from DNI. In addition, we had $5.7 million in aggregate borrowing availability under our credit facilities as of March 31, 2017. We had $6.0 million committed as security for letters of credit under these facilities as of March 31, 2017. Due to the amount of short-term debt obligations maturing within the next 12 months and our recurring operating losses, our cash resources may not be sufficient to settle these short-term debt obligations. Our ability to continue as a "going concern" is dependent on many factors, including, among other things, our ability to comply with the covenants in our existing debt agreements, our ability to cure any defaults that occur under our debt agreements or to obtain waivers or forbearances with respect to any such defaults, and our ability to pay, retire, amend, replace or refinance our indebtedness as defaults occur or as interest and principal payments come due. Although the process of amending, replacing or refinancing our short-term debt obligations is ongoing and we are in active discussions with multiple parties, there is no guarantee that they will result in transactions that are sufficient to provide us with the required liquidity to remove the substantial doubt as to our ability to continue as a going concern. If we are unable to amend, replace, refinance our short-term debt obligations or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, we may experience material adverse impacts on our business, operating results and financial condition.
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
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2017 consisted of a net loss of $3.5 million, adjusted for non-cash charges totaling $2.3 million and an increase in net operating assets totaling $0.5 million. The most significant components of the changes in net operating assets were an increase in accounts receivable of $1.3 million and an increase in inventory of $3.7 million offset by a decrease in accounts payable of $6.7 million. The increase in accounts receivable was primarily the result of the timing of receivables collections during the current year period. The increase in inventory was due to slower utilization of inventory in the current year period. The decrease in accounts payable was mainly due to reclassification of certain balances to short-term debt.
Net cash used in operating activities for the three months ended March 31, 2016 consisted of a net loss of $3.8 million, adjusted for non-cash charges totaling $0.1 million and an decrease in net operating assets totaling $3.9 million. The most significant components of the changes in net operating assets were an increase in accrued expenses of $11.9 million offset by an increase in prepaid expenses and other current assets of $8.7 million.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2017 consisted of a decrease in restricted cash of $0.7 million and proceeds from short-term investments of $1.0 million, offset by purchases of property and equipment of $0.4 million.
Net cash used in investing activities for the three months ended March 31, 2016 consisted of an increase in short-term and long-term loans to others of $1.6 million and an increase in restricted cash of $0.8 million, offset by a decrease in short-term and long-term loans of $0.3 million.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2017 consisted of cash used in repayments of borrowings of $4.4 million, offset by proceeds from short-term borrowings of $2.6 million.
Net cash provided by financing activities for the three months ended March 31, 2016 consisted of proceeds from short-term borrowings and proceeds from long-term borrowings of $1.1 million and $1.8 million, respectively.
Cash Management
Our primary source of liquidity comes from our cash and cash equivalents which totaled $17.3 million at March 31, 2017 , as well as our credit facilities, under which we had aggregate borrowing availability of $5.8 million as of March 31, 2017, and under which $3.6 million was committed as security for letters of credit as of March 31, 2017. Our cash and cash equivalents as of March 31, 2017 included $8.4 million in cash balances held by our Korean subsidiary.

WFB Facility

As of March 31, 2017, we had a $25.0 million credit facility (the "WFB Facility") with Wells Fargo Bank ("WFB"). Under the WFB Facility, we have the option of borrowing funds at agreed upon interest rates. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the WFB Facility, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.
As of March 31, 2017, we had $0.2 million in outstanding borrowings under the WFB Facility, and $3.6 million was committed as security for letters of credit. We had $5.7 million of borrowing availability under the WFB Facility as of March 31, 2017. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on our average excess availability (as calculated under the WFB Facility). The interest rate on the WFB Facility was 0.0365% at March 31, 2017. The maturity date under the WFB Facility is March 31, 2019.
Our obligations under the WFB Facility are secured by substantially all of our personal property assets and those of our subsidiaries that guarantee the WFB Facility, including our intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we default under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. In the past we have violated the covenants in our former credit facility and received waivers for these violations. On July 3, 2017, we executed an agreement with WFB to extend the due date for delivery for our audited financial statements for the year ended December 31, 2016 to September 27, 2017. As of March 31, 2017, we were in compliance with the covenants under the WFB Facility. We make no assurances that we will be in compliance with these covenants in the future.
Bank and Trade Facilities - Foreign Operations
Certain of our foreign subsidiaries have entered into various financing arrangements with foreign banks and other lending institutions consisting primarily of revolving lines of credit, trade facilities, term loans and export development loans. These facilities are renewed on an annual basis and are generally secured by a security interest in certain assets of the applicable foreign subsidiaries. Payments under such facilities are made in accordance with the given lender’s amortization schedules. As of March 31, 2017 and December 31, 2016, we had an aggregate outstanding balance of $24.5 million and $17.6 million, respectively, under such financing arrangements, and the interest rate per annum applicable to outstanding borrowings under these financing arrangements as of March 31, 2017 and December 31, 2016 ranged from 2.16% to 4.69% and 1.92% to 4.08%, respectively.
Related-Party Debt
In connection with the Merger, on September 9, 2016, we entered into a loan agreement with DNI for a $5.0 million unsecured subordinated term loan facility. Under the loan agreement, we were permitted to request drawdowns of one or more term loans in an aggregate principal amount not to exceed $5.0 million. As of March 31, 2017, $5.0 million in term loans was outstanding under the facility. Such term loans mature in September 2021 and are pre-payable at any time by us without premium or penalty. The interest rate as of March 31, 2017 under this facility was 4.6% per annum.
In addition, we borrowed $1.8 million from DNI for capital investment in February 2016, which amount was outstanding as of March 31, 2017. This loan matured in March 2017 with an option of renewal by mutual agreement, and bore interest at a rate of 6.9% per annum, payable annually. Effective February 27, 2017, we amended the terms of this loan to extend the repayment date from March 2017 to March 2018 and to reduce the interest rate from 6.9% to 4.6% per annum.
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
Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of March 31, 2017, two customers accounted for 18% and 16% of net accounts receivables, respectively, and receivables from customers in countries other than the United States represented 85% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.
As discussed above in "Ability to Continue as a Going Concern", there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
Contractual Commitments and Off-Balance Sheet Arrangements
At March 31, 2017, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2017	2018	2019	2020	2021	Thereafter
Operating leases	$20,584	$2,669	$2,923	$2,335	$2,192	$2,178	$8,287
Purchase commitments	10,215	6,329	1,398	1,383	1,106	—	—
WFB Facility	155	155	—	—	—	—	—
Short-term debt	24,548	24,548	—	—	—	—	—
Related-party debt	6,800	—	1,800	—	—	5,000	—
Total future contractual commitments	$62,302	$33,701	$6,121	$3,718	$3,298	$7,178	$8,287
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
Purchase Commitments
The purchase commitments shown above represent non-cancellable inventory purchase commitments as of March 31, 2017. On July 16, 2017, we reached an agreement with a supplier to cancel a purchase arrangement for certain inventory which was committed to through 2020. Under the settlement, we are no longer required to fulfill our commitment to purchase $4.3 million in inventory. In connection with the settlement, we also entered into a technical support services arrangement with the supplier through April 30, 2021.
WFB Facility
Obligations under our WFB Facility have been recorded as a liability on our balance sheet and comprise the $0.2 million in outstanding borrowings under the WFB Facility as of March 31, 2017. The amount shown above represents the scheduled principal repayment under the WFB Facility, but not the associated interest payments which may vary based on changes in market interest rates. At March 31, 2017, the interest rate on the WFB Facility was 0.0365%. See above under "Cash Management - WFB Facility" for further information about the WFB Facility.
Short-term Debt
Obligations under our short-term credit facilities was $24.5 million as of March 31, 2017. The amount shown above represents scheduled principal repayments under these facilities, but not the associated interest payments which may vary based on changes in market interest rates. At March 31, 2017, the interest rate per annum applicable to outstanding borrowings under the trade facilities of our foreign subsidiaries ranged from 2.16% to 4.69%. The amount shown above excludes $1.8 million in short-term debt obligations to related parties, which is included in the table as related-party debt (as discussed further below).
See above under “Cash Management - Bank and Trade Facilities - Foreign Operations” for further information about these facilities.
Related-Party Debt

As of March 31, 2017, we had borrowed an aggregate of $6.8 million from DNI, of which $5.0 million and $1.8 million mature in September 2021 and March 2018, respectively, and the interest rate per annum applicable to these borrowings was 4.6%. The amounts listed in the table above reflect the amendment in February 2017 to the DNS capital investment loan, which among other matters extended the repayment date of the loan from March 2017 to March 2018. The table does not include the $3.5 million borrowed from Solueta, an affiliate of DNI, in June 2017. See above under “Cash Management" for further information about our related-party debt.

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
For the three months ended March 31, 2017, two customers represented 12% and 11% of net revenue, respectively. For the three months ended March 31, 2016, three customers represented 26% (a related-party), 14% and 11% of net revenue, respectively.
As of March 31, 2017, two customers represented 18% and 16% of net accounts receivable, respectively. As of December 31, 2016, two customers represented 13% (a related-party) and 10% of net accounts receivable.
As of March 31, 2017, and December 31, 2016, receivables from customers in countries other than the United States represented 85% and 87%, respectively, of net accounts receivable.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our variable rate outstanding debt. As of March 31, 2017, our outstanding debt balance was $31.5 million, which comprised of $0.2 million in principal amount of borrowings under our WFB Facility, $24.5 million in aggregate principal amount of borrowings under our short-term credit facilities and $6.8 million in loans from DNI (which bear interest at a fixed rate).
Amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on our average excess availability (as calculated under the WFB Facility). As of March 31, 2017, the interest rate on the WFB Facility was 0.0365%. Amounts borrowed under our short-term credit facilities bear interest ranging from 2.16% to 4.69% as of March 31, 2017. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.5 million.
Foreign Currency Risk
We transact business in various foreign countries, and a significant portion of our assets is located in Korea. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily intercompany receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During the three months ended March 31, 2017 and 2016, we did not hedge any of our foreign currency exposure.
We have performed a sensitivity analysis as of March 31, 2017 using a modeling technique that measures the impact on the balance sheet arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $2.4 million at March 31, 2017. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information required to be disclosed in our reports filed or submitted pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 13a-15(b), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this report. The evaluation was done under the supervision and with the participation of management, including our Co-Chief Executive Officers and our Chief Financial Officer. Based upon this evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting that existed as of December 31, 2016, as described below, our disclosure controls and procedures were not effective as of March 31, 2017.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses that management previously identified in connection with its evaluation of our internal control over financial reporting as of December 31, 2016 were as follows: we did not maintain an effective control environment as there was an insufficient complement of personnel with appropriate accounting knowledge, experience and competence, resulting in incorrect application of generally accepted accounting principles. This material weakness contributed to the following material weaknesses. We did not maintain effective controls over our financial close process. Also, we did not design and maintain effective controls over the review of supporting information to determine the completeness and accuracy of the accounting for complex transactions, specifically related to the business combination that occurred on September 9, 2016, which resulted in an incorrect application of generally accepted accounting principles that resulted in material misstatements and a restatement of our unaudited condensed consolidated financial statements for the three and nine months period ended September 30, 2016. Additionally, these material weaknesses could result in a misstatement in the financial statements that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected.
In light of the material weakness described above, and based on the criteria set forth in Internal Control —Integrated Framework (2013) issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO), our management concluded that our internal control over financial reporting was not effective as of December 31, 2016.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in the "Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2016. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.    Exhibits

The Exhibit Index on page 34 is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES
Pursuant to the retirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DASAN ZHONE SOLUTIONS, INC.

Date: September 27, 2017	By:	/s/ IL YUNG KIM
	Name:	Il Yung Kim
	Title:	President, Chief Executive Officer and Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of DASAN Zhone Solutions, Inc., as amended through February 28, 2017 (incorporated by reference to Exhibit 3.1 of registrant's Annual Report on Form 10-K for the year ended December 31, 2016 and filed on September 27, 2017)

10.1#	DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of registrant's Current Report on Form 8-K dated January 4, 2017 and filed on January 10, 2017)
10.1.1#
Form of Stock Option Agreement for the DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.2 of registrant's Current Report on Form 8-K dated January 4, 2017 and filed on January 10, 2017)

10.1.2#
Form of Restricted Stock Unit Award Agreement for the DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.1.2 of registrant's Annual Report on Form 10-K for the year ended December 31, 2016 and filed on September 27, 2017)

10.2
Consent Memorandum, dated as of May 5, 2017, by and among DASAN Zhone Solutions, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation, Dasan Network Solutions, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of registrant's Current Report on Form 8-K dated May 9, 2017)

10.3
Letter agreement, dated July 3, 2017, by and among DASAN Zhone Solutions, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation, Dasan Network Solutions, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of registrant's Current Report on Form 8-K dated July 3, 2017)

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Section 1350 Certification of Chief Executive Officer and Acting Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

# Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.