Form 10-Q/A
period 2017-03-31
DASAN ZHONE SOLUTIONS INC
filed 2017-09-28
CIK 1101680

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) of DASAN Zhone Solutions, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “Original Filing”), which was filed with the Securities and Exchange Commission on September 27, 2017 (with an adjusted filing date of September 28, 2017). The Company is filing this Amendment No. 1 solely to furnish the Company’s eXtensible Business Reporting Language (“XBRL”) interactive data files as Exhibit 101. Except as described above, this Amendment No. 1 does not amend any information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to the date of the Original Filing.

Item 6. Exhibits
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

31.1*	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Section 1350 Certification of Chief Executive Officer and Acting Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

# Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.
* Previously filed.

SIGNATURES
Pursuant to the retirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DASAN ZHONE SOLUTIONS, INC.

Date: September 28, 2017	By:	/s/ IL YUNG KIM
	Name:	Il Yung Kim
	Title:	President, Chief Executive Officer, Acting Chief Financial Officer and Director

4