Form 10-Q
period 2017-06-30
DASAN ZHONE SOLUTIONS INC
filed 2017-09-28
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$9,902	$17,893
Restricted cash	8,340	6,650
Short-term investments	—	993
Accounts receivable, net of allowances for sales returns and doubtful accounts of $1,305 as of June 30, 2017 and $1,143 as of December 31, 2016:
Trade receivables	38,051	38,324
Related parties	23,266	13,311
Other receivables:
Others	14,234	12,068
Related parties	—	171
Inventories	35,149	31,032
Prepaid expenses and other current assets	3,817	4,131
Total current assets	132,759	124,573
Property and equipment, net	6,079	6,288
Goodwill	3,977	3,977
Intangible assets, net	7,447	8,767
Other assets	1,797	1,842
Total assets	$152,059	$145,447
Liabilities, Stockholders’ Equity and Non-controlling Interest
Current liabilities:
Accounts payable:
Others	$32,610	$30,681
Related parties	442	430
Short-term debt:
Others	16,686	17,599
Related parties	5,310	—
Other payables:
Others	1,438	2,040
Related parties	8,939	6,940
Deferred revenue	2,845	1,901
Accrued and other liabilities	9,270	8,163
Total current liabilities	77,540	67,754
Long-term debt - related parties	5,000	6,800
Deferred revenue	1,947	1,674
Other long-term liabilities	2,534	2,351
Total liabilities	87,021	78,579
Commitments and contingencies (Note 11)
Stockholders’ equity and non-controlling interest:
Common stock, authorized 36,000 shares, 16,381 shares and 16,375 shares outstanding as of June 30, 2017 and December 31, 2016 at $0.001 par value	16	16
Additional paid-in capital	89,650	89,174
Other comprehensive income (loss)	(770)	(2,815)
Accumulated deficit	(24,479)	(19,923)
Total stockholders' equity	64,417	66,452
Non-controlling interest	621	416
Total stockholders’ equity and non-controlling interest	65,038	66,868
Total liabilities, stockholders’ equity and non-controlling interest	$152,059	$145,447
See accompanying notes to unaudited condensed consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenue:
Net revenue	$49,080	$25,619	90,321	$43,652
Net revenue - related parties	10,861	8,633	21,732	15,940
Total net revenue	59,941	34,252	112,053	59,592
Cost of revenue:
Products and services	32,025	17,935	57,484	32,267
Products and services - related parties	8,574	7,315	17,282	13,712
Amortization of intangible assets	153	—	306	—
Total cost of revenue	40,752	25,250	75,072	45,979
Gross profit	19,189	9,002	36,981	13,613
Operating expenses:
Research and product development	8,995	5,019	18,224	9,698
Selling, marketing, general and administrative	10,453	4,148	21,052	8,413
Amortization of intangible assets	544	—	1,037	8
Total operating expenses	19,992	9,167	40,313	18,119
Operating loss	(803)	(165)	(3,332)	(4,506)
Interest income	20	58	46	106
Interest expense	(256)	(202)	(530)	(396)
Other income, net	264	(28)	(17)	71
Loss before income taxes	(775)	(337)	(3,833)	(4,725)
Income tax expense (benefit)	99	196	539	(431)
Net loss	(874)	(533)	(4,372)	(4,294)
Net income attributable to non-controlling interest	(65)	33	184	39
Net loss attributable to DASAN Zhone Solutions, Inc.	$(809)	$(566)	$(4,556)	$(4,333)

Foreign currency translation adjustments	(824)	(110)	2,066	399
Comprehensive loss	(1,698)	(643)	(2,306)	(3,895)
Comprehensive income attributable to non-controlling interest	(64)	88	205	102
Comprehensive loss attributable to DASAN Zhone Solutions, Inc.	$(1,634)	$(731)	$(2,511)	$(3,997)

Basic and diluted net loss per share attributable to DASAN Zhone Solutions, Inc.	$(0.05)	$(0.06)	$(0.28)	$(0.46)
Weighted average shares outstanding used to compute basic and diluted net loss per share	16,380	9,493	16,380	9,493

See accompanying notes to unaudited condensed consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,372)	$(4,294)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,353	537
Stock-based compensation	475	—
Unrealized gain on foreign currency transactions	240	407
Deferred taxes	—	(723)
Changes in operating assets and liabilities:
Accounts receivable	(8,659)	(1,921)
Inventories	(3,720)	(3,459)
Prepaid expenses and other assets	(936)	(7,995)
Accounts payable	3,689	803
Accrued expenses	4,118	17,155
Net cash provided by (used in) operating activities	(6,812)	510
Cash flows from investing activities:
Decrease (increase) in restricted cash	(1,285)	(248)
Decrease in short-term and long-term loans to others		429
Increase in short-term and long-term loans to others	—	(2,169)
Proceeds from short-term investments	1,463	—
Purchase of short-term investments	(430)	—
Proceeds from disposal of property and equipment and other assets	6	41
Purchase of property and equipment	(663)	(143)
Purchase of intangible asset	(31)	(90)
Net cash provided by (used in) investing activities	(940)	(2,180)
Cash flows from financing activities:
Repayments of borrowings	(9,581)	(1,308)
Proceeds from short-term borrowings	8,679	194
Proceeds from long-term borrowings	—	1,800
Government grants received	—	30
Proceeds from issuance of common stock	1	—
Net cash provided by (used in) financing activities	(901)	716
Effect of exchange rate changes on cash	662	59
Net increase (decrease) in cash and cash equivalents	(7,991)	(895)
Cash and cash equivalents at beginning of period	17,893	9,095
Cash and cash equivalents at end of period	$9,902	$8,200

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business
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
The Company has incurred significant losses to date and losses from operations may continue. The Company incurred net losses of $4.4 million and $15.3 million for the six months ended June 30, 2017 and for the year ended December 31, 2016, respectively. The Company had accumulated deficit of $24.5 million and working capital of $55.2 million as of June 30, 2017. As of June 30, 2017, the Company had approximately $9.9 million in cash and cash equivalents, which included $0.9 million in cash balances held by the Company's Korean subsidiary, and $27.0 million in aggregate principal amount of outstanding borrowings under the Company's short-term debt obligations and the Company's loans from DNI and its affiliates. In addition, the Company had $4.1 million in aggregate borrowing availability under its revolving credit facilities as of June 30, 2017. The Company had $8.6 million committed as security for letters of credit under these facilities as of June 30, 2017. Due to the amount of short-term debt obligations maturing within the next 12 months and the Company's recurring operating losses, the Company's cash resources may not be sufficient to settle these short-term debt obligations. The Company's ability to continue as a “going concern” is dependent on many factors, including, among other things, its ability to comply with the covenants in its existing debt agreements, its ability to cure any defaults that occur under its debt agreements or to obtain waivers or forbearances with respect to any such defaults, and its ability to pay, retire, amend, replace or refinance its indebtedness as defaults occur or as interest and principal payments come due. Although the process of amending, replacing or refinancing the Company’s short-term debt obligations is ongoing and the Company is in active discussions with multiple parties, there is no guarantee that they will result in transactions that are sufficient to provide the Company with the required liquidity to remove the substantial doubt as to its ability to continue as a going concern. If the Company is unable to amend, replace or refinance its short-term debt obligations or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, the Company may experience material adverse impacts on its business, operating results and financial condition.
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
As result of the Merger, DNI owned approximately 58% of the outstanding shares of the Company's common stock as of June 30, 2017. Thereafter, for so long as DNI and its affiliates hold shares of the Company's common stock representing at least a majority of the votes, DNI will be able to freely nominate and elect all the members of the Company's board of directors. The directors elected by DNI will have the authority to make decisions affecting the Company's capital structure, including the issuance of additional capital stock or options, the incurrence of additional indebtedness, the implementation of stock repurchase programs, and the declaration of dividends. The interests of DNI may not coincide with the interests of the Company's other stockholders or with holders of the Company's indebtedness. DNI’s ability to control all matters submitted to the Company's stockholders for approval limits the ability of other stockholders to influence corporate matters and, as a result, the Company may take actions that the Company's other stockholders or holders of our indebtedness do not view as beneficial. See Note 2, Note 9 and Note 11 to the consolidated financial statements for additional information.
As discussed above in Note 1(b), there is also substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(d)	Correction of Errors
In this Quarterly Report on Form 10-Q, certain prior quarter financial information has been revised due to correction of certain errors.  The Company identified errors related to the timing of revenue recognition in the consolidated financial statements for the quarter ended June 30, 2016.  Correction of this error resulted in a decrease in total net revenue of $1.1 million, an increase in net loss of $0.6 million and an increase in basic and diluted net loss per share attributable to DZSI of $0.06 for the quarter ended June 30, 2016 as well as a decrease in net revenue of $1.5 million, an increase in net loss of $0.9 million and an increase in basic and diluted net loss per share attributable to DZSI of $0.09 for the six months ended June 30, 2016. The prior quarter financial information has also been revised for the classification of certain related party revenue, related party cost of revenue, and related royalty fees.  This correction resulted in the Company reclassifying revenues of $4.6 million to related party revenues and costs of $3.6 million to related party cost of revenue for the quarter ended June 30, 2016. This further resulted in the Company reclassifying revenues of $9.4 million to related party revenues and costs of $7.5 million to related party cost of revenue for the six months ended June 30, 2016. Finally, an understatement of the cash flows used in investing activities of $0.7 million was corrected in the statement of cashflows for the six months ended June 30, 2016. The overall impact of these errors on the Company's condensed consolidated financial position and results of operations is not material and as such, previously filed quarterly financial information contained in our proxy statement filed with the SEC on August 8, 2016 affected by the errors has not been amended.

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
As discussed more fully in Note 2, the Merger is treated as a reverse acquisition for accounting purposes, with DNS as the acquirer of the Company. As such, the consolidated financial results of the Company for the three and six months ended June 30, 2017 are compared to the financial results for DNS and its consolidated subsidiaries for the three and six months ended June 30, 2016. The balance sheet of the Company reflects the fair value of the assets and liabilities of Legacy Zhone as of the effective date of the Merger. Those assets include the fair value of acquired intangible assets and goodwill. Due to the foregoing, the Company’s financial results for the three and six months ended June 30, 2017 are not comparable to its financial results for the three and six months ended June 30, 2016.
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
The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended June 30, 2017, two customers represented 11% and 14% (a related-party) of net revenue, respectively. For the three months ended June 30, 2016, three customers represented 34%, 21% (a related-party) and 12% of net revenue, respectively. For the six months ended June 30, 2017, one customer represented 12% (a related-party) of net revenue. For the six months ended June 30, 2016, three customers represented 25%, 23% (a related-party) and 12% of net revenue, respectively.
As of June 30, 2017, three customers represented 22%, 14% and 12% of net accounts receivable, respectively. The customers who represented 22% and 12% were related parties. As of December 31, 2016, two customers represented 13% (a related-party) and 10% of net accounts receivable, respectively.
As of June 30, 2017 and December 31, 2016, receivables from customers in countries other than the United States represented 88% and 87%, respectively, of net accounts receivable.

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
		$10,479

The following unaudited pro forma condensed combined financial information for the three and six months ended June 30, 2016 gives effect to the Merger as if it had occurred at the beginning of 2015. The unaudited pro forma condensed combined financial information has been included for comparative purposes only and is not necessarily indicative of what the combined Company's financial position or results of operations might have been had the Merger been completed as of the date indicated.

	June 30, 2016
(in thousands)	Three Months Ended	Six Months Ended
Pro forma total net revenue	$56,987	$103,070
Pro forma net loss	(3,513)	(12,045)

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
The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet as of June 30, 2017 and December 31, 2016, but require disclosure of their fair values: cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The carrying values of financial instruments such as cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values based on their short-term nature. The carrying value of the Company's debt approximates their fair values based on the current rates available to the Company for debt of similar terms and maturities.

(4)	Inventories
Inventories as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$14,365	$13,547
Work in process	3,709	3,705
Finished goods	17,075	13,780
Total inventories	$35,149	$31,032
Inventories provided as collateral for borrowings from Export-Import Bank of Korea amounted to $21.0 million as of June 30, 2017.

(5)	Property and Equipment
Property and equipment as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017	December 31, 2016

Furniture and fixtures	$21,309	$20,040
Machinery and equipment	4,930	4,530
Leasehold improvements	3,390	3,573
Computers and software	433	411
Other	1,054	922
	31,116	29,476
Less accumulated depreciation and amortization	(24,792)	(22,922)
Less government grants	(245)	(266)
Total property and equipment, net	$6,079	$6,288
Depreciation and amortization expense associated with property and equipment for the three and six months ended June 30, 2017 was $0.5 million and $1.0 million, respectively. Depreciation and amortization expense associated with property and equipment for the three and six months ended June 30, 2016 was $0.4 million and $0.9 million, respectively.
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

(6)	Goodwill and Intangible Assets
Goodwill as of June 30, 2017 and December 31, 2016 was as follows (in thousands):

	June 30, 2017	December 31, 2016
Beginning balance	$3,977	$693
Addition from Merger	—	3,284
Less: accumulated impairment	—	—
Ending balance	$3,977	$3,977
The Company did not recognize impairment loss on goodwill during the three and six months ended June 30, 2017 and 2016. Intangible assets as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017	December 31, 2016
Developed technology	$3,060	$3,060
Customer relationships	5,240	5,240
Backlog	2,179	2,179
Other	153	105
Less accumulated amortization	(3,185)	(1,817)
Intangible assets, net	$7,447	$8,767
Amortization expense associated with intangible assets for the three and six months ended June 30, 2017 was $0.7 million and $1.4 million, respectively. Amortization expense associated with intangible assets for the three and six months ended June 30, 2016 was $6.0 thousand, respectively.

(7)	Debt
Wells Fargo Bank Facility
As of June 30, 2017, the Company had a $25.0 million credit facility (the "WFB Facility") with Wells Fargo Bank ("WFB"). Under the WFB Facility, the Company has the option of borrowing funds at agreed upon interest rates. The amount that the Company is able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. To maintain availability of funds under the WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.
As of June 30, 2017, the Company had no outstanding borrowings under its WFB Facility, and $2.5 million was committed as security for letters of credit. The Company had $4.1 million of borrowing availability under the WFB Facility as of June 30, 2017. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on the Company's average excess availability (as calculated under the WFB Facility). The interest rate on the WFB Facility was 3.8% at June 30, 2017. The maturity date under the WFB Facility is March 31, 2019.
The Company’s obligations under the WFB Facility are secured by substantially all of its personal property assets and those of its subsidiaries that guarantee the WFB Facility, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company defaults under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the WFB Facility. On July 3, 2017, the Company executed an agreement with WFB to extend the due date for delivery for the Company's audited financial statements for the year ended December 31, 2016 to September 27, 2017. As of June 30, 2017, the Company was in compliance with the covenants under the WFB Facility.
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

As of June 30, 2017 and December 31, 2016, the Company had an aggregate outstanding balance of $16.7 million and $17.6 million, respectively, under such financing arrangements, and the interest rates per annum applicable to outstanding borrowings under these financing arrangements were as listed in the tables below.

		As of June 30, 2017
		Interest rate (%)	Amount
Industrial Bank of Korea	Credit facility	2.7 - 2.9	$687
Shinhan Bank	General loan	5.89	2,808
Shinhan Bank	Trade finance	3.6 - 3.7	2,700
NongHyup Bank	Credit facility	2.3 - 3.0	3,471
The Export-Import Bank of Korea	Export development loan	3.1	7,020
			$16,686

		As of December 31, 2016
		Interest rate (%)	Amount
Industrial Bank of Korea	Credit facility	2.16 - 2.76	$1,106
Shinhan Bank	General loan	4.08	3,310
Shinhan Bank	Trade finance	3.28 - 3.44	1,752
NongHyup Bank	Credit facility	1.92 - 2.66	482
KEB Hana Bank	Comprehensive credit loan	2.79	3,501
The Export-Import Bank of Korea	Export development loan	3.10	7,448
			$17,599
As of June 30, 2017, the Company had $4.2 million in outstanding borrowings and $6.1 million committed as security for letters of credit under the Company's $12.0 million credit facility with certain foreign banks.

(8)	Non-Controlling Interests

Non-controlling interests for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Beginning non-controlling interests	$416	$138
Acquisition of additional interest in a subsidiary	—	277
Net income attributable to non-controlling interests	184	39
Foreign currency translation adjustments (OCI)	21	63
Ending non-controlling interests	$621	$517

(9)	Related-Party Transactions

Related-Party Debt
In connection with the Merger, on September 9, 2016, the Company entered into a loan agreement with DNI for a $5.0 million unsecured subordinated term loan facility. Under the loan agreement, the Company was permitted to request drawdowns of one or more term loans in an aggregate principal amount not to exceed $5.0 million. As of June 30, 2017, $5.0 million in term loans was outstanding under the facility. Such term loans mature in September 2021 and are pre-payable at any time by the Company without premium or penalty. The interest rate as of June 30, 2017 under this facility was 4.6% per annum.

In addition, the Company borrowed $1.8 million from DNI for capital investment in February 2016, which amount was outstanding as of June 30, 2017. This loan matured in March 2017 with an option of renewal by mutual agreement, and bore interest at a rate of 6.9% per annum, payable annually. Effective February 27, 2017, the Company amended the terms of this loan to extend the repayment date from March 2017 to March 2018, and to reduce the interest rate from 6.9% to 4.6% per annum.
On June 23, 2017, the Company borrowed $3.5 million from Solueta, an affiliate of DNI, which amount was outstanding as of June 30, 2017. This loan matures in November 2017 and bears interest at a rate of 4.6% per annum, payable monthly.

Other Related-Party Transactions
Sales and purchases, cost of revenue, research and product development, selling, marketing, general and administrative and other expenses to and from related parties for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

		Three Months Ended June 30, 2017
Counterparty	DNI Ownership Interest	Sales	Cost of revenue	Manufacturing (Cost of revenue)	Research and product development	Selling, marketing, general and administrative	Other Expenses
DNI (Parent Company)	N/A	$8,480	$7,095	$—	$—	$1,326	$57
CHASAN Networks Co., Ltd.	100%	—	—	187	32	—	—
DASAN FRANCE	100%	556	549	—	—	300	—
D-Mobile	100%	1,811	741	—	—	94	—
Fine Solution	100%	—	—	—	—	1	—
HANDYSOFT, Inc.	17.64%	14	2	—	—	—	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	133	37	—
Solueta	27.21%	—	—	—	—	—	3
		$10,861	$8,387	$187	$165	$1,758	$60

		Three Months Ended June 30, 2016 (As Revised)
Counterparty	DNI Ownership Interest	Sales	Cost of revenue	Manufacturing (Cost of revenue)	Research and product development	Selling, marketing, general and administrative	Other Expenses
DNI (Parent Company)	N/A	$7,260	$6,110	$—	$—	$1,549	$104
CHASAN Networks Co., Ltd.	100%	—	—	170	40	—	—
D-Mobile	100%	1,325	1,010	—	—	99	—
HANDYSOFT, Inc.	17.64%	30	25	—	—	—	—
J-Mobile Corporation	68.56%	18	—	—	—	—	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	203	—	—
		$8,633	$7,145	$170	$243	$1,648	$104

		Six Months Ended June 30, 2017
Counterparty	DNI Ownership Interest	Sales	Cost of revenue	Manufacturing (Cost of revenue)	Research and product development	Selling, marketing, general and administrative	Other Expenses
DNI (Parent Company)	N/A	$12,631	$10,416	$—	$—	$2,200	$120
CHASAN Networks Co., Ltd.	100%	—	—	382	59	—	—
DASAN FRANCE	100%	950	936	—	—	300	—
DASAN INDIA Private Limited	100%	6,287	4,783	—	—	—	—
D-Mobile	100%	1,822	754	—	—	196	—
Fine Solution	100%	—	—	—	—	4	—
HANDYSOFT, Inc.	17.64%	34	11	—	—	—	—
J-Mobile Corporation	68.56%	8	—	—	—	132	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	304	37	—
Solueta	27.21%	—	—	—	—	—	3
		$21,732	$16,900	$382	$363	$2,869	$123

		Six Months Ended June 30, 2016 (As Revised)
Counterparty	DNI Ownership Interest	Sales	Cost of revenue	Manufacturing (Cost of revenue)	Research and product development	Selling, marketing, general and administrative	Other Expenses
DNI (Parent Company)	N/A	$13,968	$11,829	$—	$—	$3,309	$220
CHASAN Networks Co., Ltd.	100%	—	—	368	68	—	—
DMC, Inc.	100%	1	1	—	—	—	—
D-Mobile	100%	1,868	1,442	—	—	193	—
HANDYSOFT, Inc.	17.64%	82	72	—	—	—	—
J-Mobile Corporation	68.56%	21	—	—	—	634	—
PANDA Media, Inc.	90%	—	—	—	—	2	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	379	—	—
		$15,940	$13,344	$368	$447	$4,138	$220
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
Prior to the Merger, as DNS was then a wholly owned subsidiary of DNI, DNI had sales agreements with certain customers on DNS' behalf. Since the Merger, due to these prior sales agreements, the Company has entered into an agreement with DNI in which DNI acts as a sales channel to these customers. Selling, marketing, general and administrative expense to DNI includes a fee of 3% of total sales to DNI for sales to these customers.
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

Balances of Receivables and Payables with Related Parties
Balances of receivables and payables arising from sales and purchases of goods and services with related parties as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

		As of June 30, 2017
Counterparty	DNI Ownership Interest	Account receivables	Other receivables	Deposits for lease*	Accounts payable	Other payables		Loans
DNI (Parent Company)	N/A	$13,340	$—	$731	$382	$8,874		$6,800
ABLE	61.99%	56	—	—	—	—		—
CHASAN Networks Co., Ltd.	100%	—	—	—	60	—		—
DASAN France	100%	4	—	—	—	—		—
DASAN INDIA Private Limited	100%	7,344	—	—	—	—		—
D-Mobile	100%	2,517	—	—	—	—		—
HANDYSOFT, Inc.	17.64%	5	—	—	—	—		—
Solueta	27.21%	—	—	—	—	—		3,510
Tomato Soft Ltd.	100%	—	—	—	—	9	—	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	—	56		—
		$23,266	$—	$731	$442	$8,939		$10,310

		As of December 31, 2016
Counterparty	DNI Ownership Interest	Account receivables	Other receivables	Deposits for lease*	Accounts payable	Other payables	Loans
DNI (Parent Company)	N/A	$6,679	$171	$690	$360	$6,861	$6,800
ABLE	61.99%	53	—	9	—	—	—
DASAN France	100%	23	—	—	—	—	—
DASAN INDIA Private Limited	100%	2,606	—	—	—	—	—
D-Mobile	100%	3,943	—	—	—	—	—
HANDYSOFT, Inc.	17.64%	2	—	—	—	—	—
J-Mobile Corporation	68.56%	5	—	—	—	—	—
Tomato Soft Ltd.	100%	—	—	—	—	16	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	70	63	—
		$13,311	$171	$699	$430	$6,940	$6,800

* Included in other assets related to deposits for lease in the condensed consolidated balance sheet as of June 30, 2017 and the consolidated balance sheet as of December 31, 2016.

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
Basic net loss per share is the same as diluted net loss per share for the three and six months ended June 30, 2016 because DNS did not issue the potentially dilutive common stock. Basic net loss per share is the same as diluted net loss per share for the three and six months ended June 30, 2017 because the effects of stock options and restricted stock units would have been anti-dilutive.
The following table is a reconciliation of the numerator and denominator in the basic and diluted net loss per share calculation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(As Revised)		(As Revised)
Net loss attributable to DASAN Zhone Solutions, Inc.	$(809)	$(566)	$(4,556)	$(4,333)
Weighted average number of shares outstanding:
Basic	16,380	9,493	16,380	9,493
Effect of dilutive securities:
Stock options, restricted stock units and share awards	—	—	—	—
Diluted	16,380	9,493	16,380	9,493
Net loss per share attributable to DASAN Zhone Solutions, Inc.:
Basic	$(0.05)	$(0.06)	$(0.28)	$(0.46)
Diluted	$(0.05)	$(0.06)	$(0.28)	$(0.46)

(11)	Commitments and Contingencies
Operating Leases
The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options and escalation clauses. Estimated future lease payments under all non-cancellable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2017 (remainder of the year)	$1,862
2018	3,227
2019	2,496
2020	2,358
2021	2,264
Thereafter	8,597
Total minimum lease payments	$20,804

Warranties
The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally two to five years from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016

Beginning balance	$878	$441
Charged to cost of revenue	239	180
Claims and settlements	(381)	(224)
Foreign exchange impact	15	2
Ending balance	$751	$399
Performance Bonds
In the normal course of operations, from time to time, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. As of June 30, 2017, the Company had $0.5 million of surety bonds guaranteed by third parties.
Purchase Commitments
The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding, net of reserve, was $8.4 million as of June 30, 2017.
On July 16, 2017, the Company reached an agreement with a supplier to cancel a purchase arrangement for certain inventory which was committed through 2020. Under the settlement, the Company is no longer required to fulfill its commitment to purchase $4.3 million in inventory. In connection with the settlement, the Company entered into a technical support services arrangement with the supplier through April 30, 2021.

Payment Guarantees Provided by Third Parties
The following table sets forth third parties that have provided payment guarantees of the Company's indebtedness and other obligations as of June 30, 2017 (in thousands):

Guarantor	Amount Guaranteed	Description of Obligations Guaranteed
DNI	$3,370	Borrowings from Shinhan Bank
DNI	1,895	Purchasing card from Shinhan Bank
DNI	10,506	Credit facility & purchasing card from Industrial Bank of Korea
DNI	6,000	Credit facility from NongHyup Bank
DNI	1,053	Purchasing card from NongHyup Bank
Industrial Bank of Korea	5,357	Credit facility
Industrial Bank of Korea	391	Performance bonds
NongHyup Bank	4,918	Credit facility
Shinhan Bank	435	Purchasing card
KEB Hana Bank	32	Performance bonds
State Bank of India	39	Performance bonds
Seoul Guarantee Insurance Co.	420	Performance payment guarantee
	$34,416
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
		(As Revised)		(As Revised)
Revenue by geography:
United States	$11,961	$1,658	$24,108	$4,010
Canada	1,422	14	2,614	14
Total North America	13,383	1,672	26,722	4,024
Latin America	7,075	621	11,945	1,035
Europe, Middle East, Africa	6,253	1,850	11,756	2,977
Korea	32,197	25,418	48,513	41,771
Other Asia Pacific	1,033	4,691	13,117	9,785
Total International	46,558	32,580	85,331	55,568
Total	$59,941	$34,252	$112,053	$59,592

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
		(As Revised)		(As Revised)
Revenue by products and services:
Products	$57,278	$32,919	$107,003	$57,404
Services	2,663	1,333	5,050	2,188
Total	$59,941	$34,252	$112,053	$59,592

The Company's property and equipment, net of accumulated depreciation, were located in the following geographical areas as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016

United States	$3,772	$4,094
Korea	1,546	1,455
Japan and Vietnam	761	739
	$6,079	$6,288

(13)	Income Taxes
Income tax expense per the three and six months ended June 30, 2017 was $0.1 million and $0.5 million, respectively, on pre-tax losses of $0.8 million and $3.8 million, respectively. For the three and six months ended June 30, 2016, the Company recognized income tax expense (benefit) of $0.2 million and -$0.4 million, respectively, on pre-tax losses of $0.3 million and $4.7 million, respectively. As of June 30, 2017, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s wholly-owned foreign subsidiaries.
The total amount of unrecognized tax benefits, including interest and penalties, at June 30, 2017 was not material. The amount of tax benefits that would impact the effective income tax rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits during the quarters ended June 30, 2017 and 2016. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.
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
As of June 30, 2017, the total outstanding principal amount of our debt obligations was $27.0 million, consisting of the following:

•	$16.7 million in short-term debt obligations;

•	$5.3 million in short-term debt obligations to related parties; and

•	$5.0 million in long-term debt obligations to related parties.
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

ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS
As discussed in Note 1(e) to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report, the Merger has been accounted for as a reverse acquisition under which DNS was considered the accounting acquirer of Legacy Zhone. As such, our financial results for the three and six months ended June 30, 2017 presented in this report are compared to the financial results of DNS and its consolidated subsidiaries for the three and six months ended June 30, 2016. Our balance sheet includes the fair value of the assets and liabilities of Legacy Zhone as of the effective date of the Merger. Those assets include the fair value of acquired intangible assets and goodwill. Due to the foregoing, our financial results for the three and six months ended June 30, 2017 are not comparable to our financial results for the three and six months ended June 30, 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue:
Net revenue	82%	75%	81%	73%
Net revenue - related parties	18%	25%	19%	27%
Total net revenue	100%	100%	100%	100%
Cost of revenue:
Products and services	54%	52%	52%	54%
Products and services - related parties	14%	21%	15%	23%
Amortization of intangible assets	0%	0%	0%	0%
Total cost of revenue	68%	74%	67%	77%
Gross profit	32%	26%	33%	23%
Operating expenses:
Research and product development	15%	15%	16%	16%
Selling, marketing, general and administrative	17%	12%	19%	14%
Amortization of intangible assets	1%	0%	1%	0%
Total operating expenses	33%	27%	36%	30%
Operating loss	(1)%	0%	(3)%	(8)%
Interest income	0%	0%	0%	0%
Interest expense	0%	(1)%	0%	(1)%
Other income, net	0%	0%	0%	0%
Loss before income taxes	(1)%	(1)%	(3)%	(8)%
Income tax provision (benefit)	0%	1%	0%	(1)%
Net loss	(1)%	(2)%	(4)%	(7)%
Net loss attributable to non-controlling interest	0%	0%	0%	0%
Net loss attributable to DASAN Zhone Solutions, Inc.	(1)%	(2)%	(4)%	(7)%
Foreign currency translation adjustments	(1)%	0%	2%	1%
Comprehensive loss	(3)%	(2)%	(2)%	(7)%
Comprehensive income attributable to non-controlling interest	0%	0%	0%	0%
Comprehensive loss attributable to DASAN Zhone Solutions, Inc.	(3)%	(2)%	(2)%	(7)%

Net Revenue
Information about our net revenue for products and services for the three and six months ended June 30, 2017 and 2016 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Increase (Decrease)	% change	2017	2016	Increase (Decrease)	% change
		(As Revised)				(As Revised)
Products	$57.3	$32.9	$24.4	74%	107.0	57.4	49.6	86%
Services	2.7	1.3	1.4	108%	5.1	2.2	2.9	132%
Total	$60.0	$34.2	$25.8	75%	112.1	59.6	52.5	88%

Information about our net revenue for North America and international markets for the three and six months ended June 30, 2017 and 2016 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Increase (Decrease)	% change	2017	2016	Increase (Decrease)	% change
		(As Revised)				(As Revised)
Revenue by geography:
United States	$12.0	$1.7	$10.3	606%	24.1	4.0	20.1	503%
Canada	1.4	—	1.4	100%	2.6	0.0	2.6	100%
Total North America	13.4	1.7	11.7	688%	26.7	4.0	22.7	568%
Latin America	7.1	0.6	6.5	1,083%	11.9	1.0	10.9	1,090%
Europe, Middle East, Africa	6.3	1.9	4.4	232%	11.8	3.0	8.8	293%
Korea	32.2	25.4	6.8	27%	48.5	41.8	6.7	16%
Asia Pacific	1.0	4.7	(3.7)	(79)%	13.1	9.8	3.3	34%
Total International	46.6	32.6	14.0	43%	85.3	55.6	29.7	53%
Total	$60.0	$34.3	$25.7	75%	112.1	59.6	52.5	88%

For the three months ended June 30, 2017, net revenue increased 75% or $25.7 million to $60.0 million from $34.3 million for the same period last year. For the six months ended June 30, 2017, net revenue increased 88% or $52.5 million to $112.1 million from $59.6 million for the same period last year. For the three months ended June 30, 2017, product revenue increased 74% or $24.4 million to $57.3 million compared to the same period last year. For the six months ended June 30, 2017, product revenue increased 86% or $49.6 million to $107.0 million compared to the same period last year. The increase in net revenue for the three and six months ended June 30, 2017 was primarily related to the consummation of the Merger in September 2016 (which resulted in the inclusion of net revenue related to the Legacy Zhone business for the current year periods).
Service revenue represents revenue from maintenance and other services associated with product shipments. For the three months ended June 30, 2017, service revenue increased 108% or $1.4 million to $2.7 million compared to the same period last year. For the six months ended June 30, 2017, service revenue increased 132% or $2.9 million to $5.1 million compared to the same period last year. The increases in service revenue were primarily related to the consummation of the Merger in September 2016 (which resulted in the inclusion of service revenue related to the Legacy Zhone business for the current year periods), as well as an increase in sales of maintenance services.
International net revenue increased 43% or $14.0 million to $46.6 million for the three months ended June 30, 2017 from $32.6 million for the same period last year, and represented 78% of total net revenue compared with 95% during the same period of 2016. International net revenue increased 53% or $29.7 million to $85.3 million for the six months ended June 30, 2017 from $55.6 million for the same period last year, and represented 76% of total net revenue compared with 93% during the same period of 2016. The increases in international net revenue were primarily related to the consummation of the Merger in September 2016 (which resulted in the inclusion of international net revenue related to the Legacy Zhone business for the current year periods).

For the three months ended June 30, 2017, two customers represented 11% and 14% (a related-party) of net revenue, respectively. For the six months ended June 30, 2017, one customer represented 11% (a related-party) of net revenue. For the three months ended June 30, 2016, three customers represented 34%, 21% (a related-party) and 12% of net revenue, respectively. For the six months ended June 30, 2016 three customers represented 25%, 23% (a related-party) and 12% of net revenue, respectively. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.
Cost of Revenue and Gross Margin
Total cost of revenue increased 61% or $15.5 million to $40.8 million for the three months ended June 30, 2017, compared to $25.3 million for the three months ended June 30, 2016. Total cost of revenue increased 63% or $29.1 million to $75.1 million for the six months ended June 30, 2017, compared to $46.0 million for the six months ended June 30, 2016. The increases in total cost of revenue were primarily due to the consummation of the Merger in September 2016 (which resulted in the inclusion of cost of revenue related to the Legacy Zhone business for the current year periods) as well as increased sales. Gross margin increased slightly in both the three and six months ended June 30, 2017 compared to the prior year periods due to improved manufacturing efficiencies and product mix.
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
Research and Product Development Expenses
Research and product development expenses increased 79% or $4.0 million to $9.0 million for the three months ended June 30, 2017 compared to $5.0 million for the three months ended June 30, 2016. Research and product development expenses increased 88% or $8.5 million to $18.2 million for the six months ended June 30, 2017 compared to $9.7 million for the six months ended June 30, 2016. The increase in research and product development expenses was primarily due to the consummation of the Merger in September 2016 (which resulted in the inclusion of research and product development expenses related to the Legacy Zhone business for the current year period). We intend to continue to invest in research and product development to attain our strategic product development objectives while seeking to manage the associated costs through expense controls.
Selling, Marketing, General and Administrative Expenses
Selling, marketing, general and administrative expenses increased 152% or $6.3 million to $10.5 million for the three months ended June 30, 2017 compared to $4.1 million for the three months ended June 30, 2016. Selling, marketing, general and administrative expenses increased 150% or $12.6 million to $21.1 million for the six months ended June 30, 2017 compared to $8.4 million for the six months ended June 30, 2016. The increases in selling, marketing, general and administrative expenses were primarily due to the consummation of the Merger in September 2016 (which resulted in the inclusion of selling, marketing, general and administrative expenses related to Legacy Zhone business for the current year periods), offset by higher commission expenses during the three and six months ended June 30, 2016.
Income Tax Provision
During the three and six months ended June 30, 2017 and 2016, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.
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
Set forth below is a reconciliation of net loss to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(874)	$(533)	$(4,372)	$(4,294)
Add:
Interest expense, net	236	144	484	290
Income tax provision (benefit)	99	196	539	(431)
Depreciation and amortization	1,171	195	2,351	463
Stock-based compensation	220	—	475	—
Adjusted EBITDA	$852	$2	$(523)	$(3,972)

LIQUIDITY AND CAPITAL RESOURCES
Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.
As of June 30, 2017, our cash and cash equivalents were $9.9 million compared to $17.9 million at December 31, 2016. Our cash and cash equivalents as of June 30, 2017 included $0.9 million in cash balances held by our Korean subsidiary. The $8.0 million decrease in cash and cash equivalents was attributable to net cash used in operating and financing activities of $6.8 million and $0.9 million, respectively, partially offset by the effect of exchange rate changes on cash of $0.7 million and net cash provided by investing activities of $0.9 million.
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
We have incurred significant losses to date and our losses from operations may continue. We incurred net losses of $0.9 million and $15.3 million for the six months ended June 30, 2017 and the year ended December 31, 2016, respectively. We had accumulated deficit of $24.5 million and working capital of $55.2 million as of June 30, 2017. As of June 30, 2017, we had approximately $9.9 million in cash and cash equivalents, which included $0.9 million in cash balances held by our Korean subsidiary, and $27.0 million in aggregate principal amount of outstanding borrowings under our short-term debt obligations and our loans from DNI and its affiliates. In addition, we had $5.5 million in aggregate borrowing availability under our credit facilities as of June 30, 2017. We had $9.0 million committed as security for letters of credit under these facilities as of June 30, 2017. Due to the amount of short-term debt obligations maturing within the next 12 months and our recurring operating losses, our cash resources may not be sufficient to settle these short-term debt obligations. Our ability to continue as a "going concern" is dependent on many factors, including, among other things, our ability to comply with the covenants in our existing debt agreements, our ability to cure any defaults that occur under our debt agreements or to obtain waivers or forbearances with respect to any such defaults, and our ability to pay, retire, amend, replace or refinance our indebtedness as defaults occur or as interest and principal payments come due. Although the process of amending, replacing or refinancing our short-term debt obligations is ongoing and we are in active discussions with multiple parties, there is no guarantee that they will result in transactions that are sufficient to provide us with the required liquidity to remove the substantial doubt as to our ability to continue as a going concern. If we are unable to amend, replace, refinance our short-term debt obligations or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, we may experience material adverse impacts on our business, operating results and financial condition.

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
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2017 consisted of a net loss of $4.4 million, adjusted for non-cash charges totaling $3.1 million and a decrease in net operating assets totaling $5.5 million. The most significant components of the changes in net operating assets were an increase in accounts receivable of $8.7 million and an increase in inventory of $3.7 million, offset by a decrease in accounts payable of $3.7 million and a decrease in accrued expenses of $4.1 million. The increase in accounts receivable was primarily the result of the timing of receivables collections during the current year period. The increase in inventory was due to slower utilization of inventory in the current year period. The decrease in accounts payable was mainly due to reclassification of certain balances to short-term debt.

Net cash provided by operating activities for the six months ended June 30, 2016 consisted of a net loss of $4.3 million, adjusted for non-cash charges totaling $0.2 million and an increase in net operating assets totaling $4.6 million. The most significant components of the changes in net operating assets were a decrease in accrued expenses of $17.2 million offset by an increase in prepaid expenses and other current assets of $8.0 million.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2017 consisted of an increase in restricted cash of $1.3 million and purchase of property of equipment of $0.7 million, offset by proceeds from short-term investments of $1.5 million.
Net cash used in investing activities for the six months ended June 30, 2016 consisted of an increase in short-term and long-term loans to others of $2.2 million and an increase in restricted cash of $0.2 million, offset by a decrease in short-term and long-term loans of $0.4 million.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2017 consisted of cash used in repayments of borrowings of $9.6 million, offset by proceeds from short-term borrowings of $8.7 million.
Net cash provided by financing activities for the six months ended June 30, 2016 consisted of proceeds from short-term borrowings and proceeds from long-term borrowings of $0.2 million and $1.8 million, respectively, offset by repayments of borrowings of $1.3 million.
Cash Management
Our primary source of liquidity comes from our cash and cash equivalents, which totaled $9.9 million at June 30, 2017, as well as our credit facilities, under which we had aggregate borrowing availability of $4.1 million as of June 30, 2017, and under which $2.5 million was committed as security for letters of credit as of June 30, 2017. Our cash and cash equivalents as of June 30, 2017 included $0.9 million in cash balances held by our Korean subsidiary.
WFB Facility
As of June 30, 2017, we had a $25.0 million credit facility (the WFB Facility) with Wells Fargo Bank (WFB). Under the WFB Facility, we have the option of borrowing funds at agreed upon interest rates. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the WFB Facility, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.
As of June 30, 2017, we had no outstanding borrowings under the WFB Facility, and $2.5 million was committed as security for letters of credit. We had $4.1 million of borrowing availability under the WFB Facility as of June 30, 2017. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on our average excess availability (as calculated under the WFB Facility). The interest rate on the WFB Facility was 3.8% at June 30, 2017. The maturity date under the WFB Facility is March 31, 2019.
Our obligations under the WFB Facility are secured by substantially all of our personal property assets and those of our subsidiaries that guarantee the WFB Facility, including our intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we default under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. In the past we have violated the covenants in our former credit facility and received waivers for these violations. On July 3, 2017, we executed an agreement with WFB to extend the due date for delivery of our audited financial statements for the year ended December 31, 2016 to September 27, 2017. As of June 30, 2017, we were in compliance with the covenants under the WFB Facility. We make no assurances that we will be in compliance with these covenants in the future.
Bank and Trade Facilities - Foreign Operations
Certain of our foreign subsidiaries have entered into various financing arrangements with foreign banks and other lending institutions consisting primarily of revolving lines of credit, trade facilities, term loans and export development loans. These facilities are renewed on an annual basis and are generally secured by a security interest in certain assets of the applicable foreign subsidiaries. Payments under such facilities are made in accordance with the given lender’s amortization schedules. As of June 30, 2017 and December 31, 2016, we had an aggregate outstanding balance of $16.7 million and $17.6 million, respectively, under such financing arrangements, and the interest rate per annum applicable to outstanding borrowings under these financing arrangements as of June 30, 2017 and December 31, 2016 ranged from 2.3% to 5.9% and 1.9% to 4.1%, respectively.

Related-Party Debt
In connection with the Merger, on September 9, 2016, we entered into a loan agreement with DNI for a $5.0 million unsecured subordinated term loan facility. Under the loan agreement, we were permitted to request drawdowns of one or more term loans in an aggregate principal amount not to exceed $5.0 million. As of June 30, 2017, $5.0 million in term loans was outstanding under the facility. Such term loans mature in September 2021 and are pre-payable at any time by us without premium or penalty. The interest rate as of June 30, 2017 under this facility was 4.6% per annum.
In addition, we borrowed $1.8 million from DNI for capital investment in February 2016, which amount was outstanding as of June 30, 2017. This loan matured in March 2017 with an option of renewal by mutual agreement, and bore interest at a rate of 6.9% per annum, payable annually. Effective February 27, 2017, we amended the terms of this loan to extend the repayment date from March 2017 to March 2018 and to reduce the interest rate from 6.9% to 4.6% per annum.
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
Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of June 30, 2017, three customers accounted for 22%, 14% and 12% of net accounts receivables, respectively, and receivables from customers in countries other than the United States represented 88% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.
As discussed above in "Ability to Continue as a Going Concern", there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Contractual Commitments and Off-Balance Sheet Arrangements
At June 30, 2017, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2017	2018	2019	2020	2021	Thereafter

Operating leases	$20,804	$1,862	$3,227	$2,496	$2,358	$2,264	$8,597
Purchase commitments	8,412	4,525	1,398	1,383	1,106	—	—
Short-term debt	16,686	16,686	—	—	—	—	—
Related-party debt	10,310	3,510	1,800	—	—	5,000	—
Total future contractual commitments	$56,212	$26,583	$6,425	$3,879	$3,464	$7,264	$8,597
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

Purchase Commitments
The purchase commitments shown above represent non-cancellable inventory purchase commitments as of June 30, 2017.
On July 16, 2017, we reached an agreement with a supplier to cancel a purchase arrangement for certain inventory which was committed through 2020. Under the settlement, we are no longer required to fulfill our commitment to purchase $4.3 million in inventory. In connection with the settlement, we also entered into a technical support services arrangement with the supplier through April 30, 2021.
Short-term Debt
Our short-term debt obligations have been recorded as liabilities on our balance sheet, and comprised $16.7 million in outstanding borrowings under the credit facilities of our foreign subsidiaries as of June 30, 2017. The amount shown above represents scheduled principal repayments under the facilities, but not the associated interest payments which may vary based on changes in market interest rates. At June 30, 2017, the interest rate per annum applicable to outstanding borrowings under the trade facilities of our foreign subsidiaries ranged from 2.3% to 5.9%. The amount shown above excludes $5.3 million in short-term debt obligations to related parties, which is included in the table as related-party debt (as discussed further below).
See above under “Cash Management” for further information about these facilities.
Related-Party Debt
As of June 30, 2017, we had borrowed an aggregate of $10.3 million from related parties, which included $6.8 million from DNI, of which $5.0 million and $1.8 million mature in September 2021 and March 2018, respectively, and $3.5 million from Solueta, an affiliate of DNI, which matures in November 2017. The interest rate per annum applicable to these borrowings was 4.6%.
See above under “Cash Management” for further information about our related-party debt.

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
For the three months ended June 30, 2017, two customers represented 11% and 14% of net revenue, respectively. For the six months ended June 30, 2017, one customer represented 11% ( a related-party) of net revenue. For the three months ended June 30, 2016, three customers represented 34%, 21% ( a related-party) and 12% of net revenue, respectively. For the six months ended June 30, 2016, three customers represented 25%, 23% (a related-party) and 12% of net revenue, respectively.
As of June 30, 2017, three customers represented 22%, 14% and 12% of net accounts receivable, respectively. The customers who represented 22% and 12% were related parties. As of December 31, 2016, two customers represented 13% (a related-party) and 10% of net accounts receivable, respectively.
As of June 30, 2017 and December 31, 2016, receivables from customers in countries other than the United States represented 88% and 87%, respectively, of net accounts receivable.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our variable rate outstanding debt. As of June 30, 2017, our outstanding debt balance was $27.0 million, which comprised $16.7 million in aggregate principal amount of borrowings under our short-term credit facilities and $10.3 million in loans from DNI and its affiliates (which bear interest at a fixed rate). Amounts borrowed under our short-term credit facilities bear interest ranging from 2.3% to 5.9% as of June 30, 2017. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.3 million.

Foreign Currency Risk
We transact business in various foreign countries, and a significant portion of our assets is located in Korea. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily intercompany receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During the first six months of 2017 and during fiscal year 2016, we did not hedge any of our foreign currency exposure.
We have performed a sensitivity analysis as of June 30, 2017 using a modeling technique that measures the impact on the balance sheet arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $2.6 million at June 30, 2017. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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
As required by SEC Rule 13a-15(b), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this report. The evaluation was done under the supervision and with the participation of management, including our Co-Chief Executive Officers and our Chief Financial Officer. Based upon this evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting that existed as of December 31, 2016, as described below, our disclosure controls and procedures were not effective as of June 30, 2017.
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

Item 6.    Exhibits

The Exhibit Index on page 37 is incorporated herein by reference as the list of exhibits required as part of this report.

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

10.1
Consent Memorandum, dated as of May 5, 2017, by and among DASAN Zhone Solutions, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation, Dasan Network Solutions, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of registrant's Current Report on Form 8-K dated May 9, 2017)

10.2
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