Form 10-Q/A
period 2017-06-30
DASAN ZHONE SOLUTIONS INC
filed 2017-09-28
CIK 1101680

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) of DASAN Zhone Solutions, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (the “Original Filing”), which was filed with the Securities and Exchange Commission on September 27, 2017 (with an adjusted filing date of September 28, 2017). The Company is filing this Amendment No. 1 solely to furnish the Company’s eXtensible Business Reporting Language (“XBRL”) interactive data files as Exhibit 101. Except as described above, this Amendment No. 1 does not amend any information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to the date of the Original Filing.

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