Form 10-Q
period 2017-09-30
DASAN ZHONE SOLUTIONS INC
filed 2017-11-15
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2017, there were approximately 16,386,955 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$10,145	$17,893
Restricted cash	13,058	6,650
Short-term investments	—	993
Accounts receivable, net of allowances for sales returns and doubtful accounts of $2,095 as of September 30, 2017 and $1,143 as of December 31, 2016:
Trade receivables	43,478	38,324
Related parties	12,941	13,311
Other receivables:
Others	13,851	12,068
Related parties	22	171
Inventories	31,966	31,032
Prepaid expenses and other current assets	3,198	4,131
Total current assets	128,659	124,573
Property and equipment, net	5,812	6,288
Goodwill	3,977	3,977
Intangible assets, net	7,174	8,767
Other assets	1,536	1,842
Total assets	$147,158	$145,447
Liabilities, Stockholders’ Equity and Non-controlling Interest
Current liabilities:
Accounts payable:
Others	$35,224	$30,681
Related parties	106	430
Short-term debt:
Others	18,382	17,599
Related parties	3,544	—
Other payables:
Others	1,691	2,040
Related parties	210	6,940
Deferred revenue	2,073	1,901
Accrued and other liabilities	10,108	8,163
Total current liabilities	71,338	67,754
Long-term debt - related parties	5,000	6,800
Deferred revenue	1,875	1,674
Other long-term liabilities	2,581	2,351
Total liabilities	80,794	78,579
Commitments and contingencies (Note 11)
Stockholders’ equity and non-controlling interest:
Common stock, authorized 36,000 shares, 16,387 shares and 16,375 shares outstanding as of September 30, 2017 and December 31, 2016 at $0.001 par value	16	16
Additional paid-in capital	89,873	89,174
Other comprehensive income (loss)	(1,052)	(2,815)
Accumulated deficit	(23,080)	(19,923)
Total stockholders’ equity	65,757	66,452
Non-controlling interest	607	416
Total stockholders’ equity and non-controlling interest	66,364	66,868
Total liabilities, stockholders’ equity and non-controlling interest	$147,158	$145,447
See accompanying notes to unaudited condensed consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net revenue:
Net revenue	$60,513	$24,772	$150,834	$68,424
Net revenue - related parties	5,925	6,468	27,657	22,408
Total net revenue	66,438	31,240	178,491	90,832
Cost of revenue:
Products and services	38,643	16,483	96,127	48,750
Products and services - related parties	5,569	5,406	22,851	19,118
Amortization of intangible assets	153	51	459	51
Total cost of revenue	44,365	21,940	119,437	67,919
Gross profit	22,073	9,300	59,054	22,913
Operating expenses:
Research and product development	8,804	5,885	27,028	15,583
Selling, marketing, general and administrative	11,454	8,278	32,506	16,691
Amortization of intangible assets	154	251	1,191	259
Total operating expenses	20,412	14,414	60,725	32,533
Operating income (loss)	1,661	(5,114)	(1,671)	(9,620)
Interest income	36	31	82	137
Interest expense	(263)	(204)	(793)	(600)
Other income (loss), net	60	(112)	43	(41)
Income (loss) before income taxes	1,494	(5,399)	(2,339)	(10,124)
Income tax expense (benefit)	107	(610)	646	(1,041)
Net income (loss)	1,387	(4,789)	(2,985)	(9,083)
Net income (loss) attributable to non-controlling interest	(12)	(56)	172	(17)
Net income (loss) attributable to DASAN Zhone Solutions, Inc.	$1,399	$(4,733)	$(3,157)	$(9,066)

Foreign currency translation adjustments	(284)	2,291	1,782	2,690
Comprehensive income (loss)	1,103	(2,498)	(1,203)	(6,393)
Comprehensive income (loss) attributable to non-controlling interest	(14)	(54)	191	48
Comprehensive income (loss) attributable to DASAN Zhone Solutions, Inc.	$1,117	$(2,444)	$(1,394)	$(6,441)

Basic and diluted net income (loss) per share attributable to DASAN Zhone Solutions, Inc.	$0.09	$(0.42)	$(0.19)	$(0.90)
Weighted average shares outstanding used to compute basic and diluted net income (loss) per share	16,382	11,139	16,380	10,046

See accompanying notes to unaudited condensed consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,985)	$(9,083)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,105	1,164
Stock-based compensation	670	128
Unrealized gain (loss) on foreign currency transactions	(185)	1,655
Deferred taxes	—	(1,069)
Changes in operating assets and liabilities:		—
Accounts receivable	(2,948)	14,450
Inventories	(578)	(4,107)
Prepaid expenses and other assets	(101)	2,320
Accounts payable	6,713	(5,814)
Accrued expenses	(4,314)	13,598
Net cash provided by (used in) operating activities	(623)	13,242
Cash flows from investing activities:
Cash increase through Merger	—	7,013
Increase in restricted cash	(6,061)	(947)
Decrease in short-term and long-term loans to others	—	1,891
Increase in short-term and long-term loans to others	—	(1,386)
Proceeds from sale of short-term investments	1,463	—
Purchase of short-term investments	(430)	—
Proceeds from disposal of property and equipment and other assets	6	98
Purchase of property and equipment	(840)	(370)
Purchase of intangible asset	(72)	(92)
Net cash provided by (used in) investing activities	(5,934)	6,207
Cash flows from financing activities:
Repayments of borrowings	(15,627)	(23,088)
Proceeds from short-term borrowings	13,778	19,769
Proceeds from long-term borrowings	—	6,800
Proceeds from issuance of common stock	28	—
Net cash provided by (used in) financing activities	(1,821)	3,481
Effect of exchange rate changes on cash	630	1,538
Net increase (decrease) in cash and cash equivalents	(7,748)	24,468
Cash and cash equivalents at beginning of period	17,893	9,095
Cash and cash equivalents at end of period	$10,145	$33,563

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business
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
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States ("U.S. GAAP"), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Accordingly, the unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.
Although the Company generated $1.4 million of net income for the quarter ended September 30, 2017, the Company has incurred significant losses to date and losses from operations may continue. The Company incurred net losses of $3.0 million and $15.3 million for the nine months ended September 30, 2017 and for the year ended December 31, 2016, respectively. The Company had accumulated deficit of $23.1 million and working capital of $57.3 million as of September 30, 2017. As of September 30, 2017, the Company had approximately $10.1 million in cash and cash equivalents, which included $3.4 million in cash balances held by the Company's Korean subsidiary, and $26.9 million in aggregate principal amount of outstanding borrowings under the Company's short-term debt obligations and the Company's loans from DNI and its affiliates. In addition, the Company had $7.6 million in aggregate borrowing availability under its revolving credit facilities as of September 30, 2017. The Company had $8.5 million committed as security for letters of credit under these facilities as of September 30, 2017. Due to the amount of short-term debt obligations maturing within the next 12 months and the Company's recurring operating losses, the Company's cash resources may not be sufficient to settle these short-term debt obligations. The Company's ability to continue as a “going concern” is dependent on many factors, including, among other things, its ability to comply with the covenants in its existing debt agreements, its ability to cure any defaults that occur under its debt agreements or to obtain waivers or forbearances with respect to any such defaults, and its ability to pay, retire, amend, replace or refinance its indebtedness as defaults occur or as interest and principal payments come due. Although the process of amending, replacing or refinancing the Company’s short-term debt obligations is ongoing and the Company is in active discussions with multiple parties, there is no guarantee that they will result in transactions that are sufficient to provide the Company with the required liquidity to remove the substantial doubt as to its ability to continue as a going concern. If the Company is unable to amend, replace or refinance its short-term debt obligations or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, the Company may experience material adverse impacts on its business, operating results and financial condition.

The Company has continued its focus on cost control and operating efficiency along with restrictions on discretionary spending, however in order to meet the Company's liquidity needs and finance its capital expenditures and working capital needs for its business, the Company may be required to sell assets, issue debt or equity securities, purchase credit insurance or borrow on potentially unfavorable terms. In addition, the Company may be required to reduce the scope of its planned product development, reduce sales and marketing efforts and reduce its operations in low margin regions, including reductions in headcount. Based on the Company's current plans and business conditions, the Company believes that its focused operating expense discipline along with its existing cash, cash equivalents and available credit facilities will be sufficient to satisfy its anticipated cash requirements for at least the next 12 months, however the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties set forth above.

(c)	Risks and Uncertainties
DNI owned approximately 58% of the outstanding shares of the Company's common stock as of September 30, 2017. For so long as DNI and its affiliates hold shares of the Company's common stock representing at least a majority of the votes, DNI will be able to freely nominate and elect all the members of the Company's board of directors (subject to the restrictions in the Company's bylaws). The directors elected by DNI will have the authority to make decisions affecting the Company's capital structure, including the issuance of additional capital stock or options, the incurrence of additional indebtedness, the implementation of stock repurchase programs, and the declaration of dividends. The interests of DNI may not coincide with the interests of the Company's other stockholders or with holders of the Company's indebtedness. DNI’s ability to control all matters submitted to the Company's stockholders for approval limits the ability of other stockholders to influence corporate matters and, as a result, the Company may take actions that the Company's other stockholders or holders of our indebtedness do not view as beneficial. See Note 2, Note 9 and Note 11 to the unaudited condensed consolidated financial statements for additional information.
As discussed above in Note 1(b), there is also substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(d)	Correction of errors

In this Quarterly Report on Form 10-Q, certain prior quarter financial information has been revised due to correction of certain errors.  The Company identified errors related to the timing of revenue recognition in the consolidated financial statements for the quarter ended September 30, 2016.  Correction of this error resulted in a decrease in total net revenue of $0.8 million, an increase in net loss of $0.1 million for the quarter ended September 30, 2016 as well as a decrease in net revenue of $1.8 million, an increase in net loss of $0.5 million and an increase in basic and diluted net loss per share attributable to DZS of $0.05 for the nine months ended September 30, 2016. The prior quarter financial information has also been revised for the classification of certain related party revenue, related party cost of revenue, and related royalty fees.  This correction resulted in the Company reclassifying revenues of $0.2 million to related party revenues and costs of $0.1 million to related party cost of revenue for the quarter ended September 30, 2016. This further resulted in the Company reclassifying revenues of $9.6 million to related party revenues and costs of $7.6 million to related party cost of revenue for the nine months ended September 30, 2016. Finally, an understatement of the cash flows used in investing activities of $1.0 million was corrected in the statement of cash flows for the nine months ended September 30, 2016. The overall impact of these errors on the Company's condensed consolidated financial position and results of operations is not material and as such, previously filed quarterly financial information filed with the SEC on March 10, 2017 affected by the errors has not been amended.

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
The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the unaudited condensed consolidated financial statements of the Company and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission.
As discussed more fully in Note 2, the Merger is treated as a reverse acquisition for accounting purposes, with DNS as the acquirer of the Company. As such, the consolidated financial results of the Company for the three and nine months ended September 30, 2017 are compared to the financial results for DNS and its consolidated subsidiaries for the prior year period through September 8, 2016 and the financial results of DZS and its consolidated subsidiaries for the period from September 9, 2016 through September 30, 2016. The balance sheet of the Company reflects the fair value of the assets and liabilities of Legacy Zhone as of the effective date of the Merger. Those assets include the fair value of acquired intangible assets and goodwill. Due to the foregoing, the Company’s financial results for the three and nine months ended September 30, 2017 are not comparable to its financial results for the three and nine months ended September 30, 2016.
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
The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended September 30, 2017, two customers represented, 10% and 9% of net revenue, respectively. For the three months ended September 30, 2016, three customers represented 18%, 16% (a related-party) and 12% of net revenue, respectively. For the nine months ended September 30, 2017, two customers each represented 9% of net revenue (one of which was a related-party). For the nine months ended September 30, 2016, three customers represented 23%, 21% (a related-party) and 12% of net revenue, respectively.
As of September 30, 2017, three customers represented 16% (a related-party), 11% and 10% of net accounts receivable, respectively. As of December 31, 2016, two customers represented 13% (a related-party) and 10% of net accounts receivable, respectively.
As of September 30, 2017 and December 31, 2016, receivables from customers in countries other than the United States represented 84% and 87%, respectively, of net accounts receivable.

(h) Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of the guidance in ASU No. 2014-09, Revenue from Contracts with Customer, for all entities by one year. With the deferral, the new standard is effective for the Company on January 1, 2018. Early adoption is permitted, but not before the original effective date of January 1, 2017. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which provides clarification on how to assess collectibility, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition of ASU 2014-09. The effective date of this updated guidance for the Company is the same as the effective date of ASU 2014-09, which is January 1, 2018. The Company does not plan to early adopt this guidance. The Company is currently assessing the potential impact of adopting this new guidance on its unaudited condensed consolidated financial statements. The Company is not able to quantify or cannot reasonably estimate quantitative information related to the impact of the new standard on its unaudited condensed consolidated financial statements at this time.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value. The guidance does not apply to inventory that is measured using last-in, first-out ("LIFO") or the retail inventory method. The guidance applies to all other inventory, which includes inventory that is measured using first-in, first-out ("FIFO") or average cost. The guidance is effective for the Company on January 1, 2017, and will be adopted accordingly. ASU No. 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this standard will have no impact on the Company's unaudited condensed consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes, Balance Sheet Classification of Deferred Taxes, which simplifies the classification of deferred tax assets and liabilities as non-current in the balance sheet. The updated guidance is effective for the Company on January 1, 2017, and will be adopted accordingly.
The adoption of this standard will not have a material impact on the Company's unaudited condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for the Company on January 1, 2019, and early adoption is permitted. The Company does not plan to early adopt this guidance. The Company expects its assets and liabilities to increase as a result of the adoption of this standard. The Company is currently assessing the potential impact of adopting this new guidance on its unaudited condensed consolidated financial statements. The Company is not able to quantify or cannot reasonably estimate quantitative information related to the impact of the new standard on its unaudited condensed consolidated financial statements at this time.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires entities to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on statements of cash flows. The guidance is effective for the Company on January 1, 2017, and has been adopted in the first quarter of 2017. The adoption of this standard had no material impact on the Company's unaudited condensed consolidated financial statements.
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The updated guidance is effective for the Company on January 1, 2018. Early adoption is permitted. The Company continues to assess all the potential impacts of the new standard and anticipates this standard may have a material impact on its unaudited condensed consolidated financial statements. The Company is not able to quantify or cannot reasonably estimate quantitative information related to the impact of the new standard on its unaudited condensed consolidated financial statements at this time.
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
In January 2017, FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment. The updated guidance is effective for the Company on January 1, 2020, and will be adopted accordingly. Early adoption is permitted. The Company is currently assessing the potential impact of adopting this new guidance on its unaudited condensed consolidated financial statements. The Company is not able to quantify or cannot reasonably estimate quantitative information related to the impact of the new standard on its unaudited condensed consolidated financial statements at this time.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of modification accounting. The purpose of the amendment is to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for the Company beginning on January 1, 2018. The Company is currently assessing the potential impact of adopting this new guidance on its unaudited condensed consolidated financial statements. The Company is not able to quantify or cannot reasonably estimate quantitative information related to the impact of the new standard on its unaudited condensed consolidated financial statements at this time.

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
The total purchase consideration in the Merger was based on the number of shares of Legacy Zhone common stock and Legacy Zhone stock options vested and outstanding immediately prior to the closing of the Merger, and was determined based on the closing price of $5.95 per share (post reverse stock split) of the Company's common stock on the September 9, 2016. The estimated total purchase consideration is calculated as follows (in thousands):

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
		$10,479

The following unaudited pro forma condensed combined financial information for the three and nine months ended September 30, 2016 gives effect to the Merger as if it had occurred at the beginning of 2015. The unaudited pro forma condensed combined financial information has been included for comparative purposes only and is not necessarily indicative of what the combined Company's financial position or results of operations might have been had the Merger been completed as of the date indicated.

	September 30, 2016
(in thousands)	Three Months Ended	Nine Months Ended
Pro forma total net revenue	$39,740	$142,530
Pro forma net loss	(15,569)	(25,504)

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
The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet as of September 30, 2017 and December 31, 2016, but require disclosure of their fair values: cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The carrying values of financial instruments such as cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values based on their short-term nature. The carrying value of the Company's debt approximates their fair values based on the current rates available to the Company for debt of similar terms and maturities.

(4)	Inventories
Inventories as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$12,812	$13,547
Work in process	3,004	3,705
Finished goods	16,150	13,780
Total inventories	$31,966	$31,032
Inventories provided as collateral for borrowings from Export-Import Bank of Korea amounted to $18.9 million and $14.4 million as of September 30, 2017 and December 31, 2016, respectively.

(5)	Property and Equipment
Property and equipment as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017	December 31, 2016
Furniture and fixtures	$21,251	$20,040
Machinery and equipment	4,945	4,530
Leasehold improvements	3,386	3,573
Computers and software	567	411
Other	983	922
	31,132	29,476
Less accumulated depreciation and amortization	(25,109)	(22,922)
Less government grants	(211)	(266)
Total property and equipment, net	$5,812	$6,288
Depreciation and amortization expense associated with property and equipment for the three and nine months ended September 30, 2017 was $0.5 million and $1.4 million, respectively. Depreciation and amortization expense associated with property and equipment for the three and nine months ended September 30, 2016 was $0.4 million and $0.9 million, respectively.
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

(6)	Goodwill and Intangible Assets
Goodwill as of September 30, 2017 and December 31, 2016 was as follows (in thousands):

	September 30, 2017	December 31, 2016
Beginning balance	$3,977	$693
Addition from Merger	—	3,284
Less: accumulated impairment	—	—
Ending balance	$3,977	$3,977

The Company did not recognize impairment loss on goodwill during the three and nine months ended September 30, 2017 and 2016.
Intangible assets as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017	December 31, 2016
Developed technology	$3,060	$3,060
Customer relationships	5,240	5,240
Backlog	2,179	2,179
Other	194	105
Less accumulated amortization	(3,499)	(1,817)
Intangible assets, net	$7,174	$8,767
Amortization expense associated with intangible assets for the three and nine months ended September 30, 2017 was $0.3 million and $1.7 million, respectively. Amortization expense associated with intangible assets for each of the three and nine months ended September 30, 2016 was $0.3 million.

(7)	Debt
Wells Fargo Bank Facility
As of September 30, 2017, the Company had a $25.0 million credit facility (the "WFB Facility") with Wells Fargo Bank ("WFB"). Under the WFB Facility, the Company has the option of borrowing funds at agreed upon interest rates. The amount that the Company is able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the agreement, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. To maintain availability of funds under the WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.
As of September 30, 2017, the Company had no outstanding borrowings under its WFB Facility, and $2.5 million was committed as security for letters of credit. The Company had $6.7 million of borrowing availability under the WFB Facility as of September 30, 2017. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on the Company's average excess availability (as calculated under the WFB Facility). The interest rate on the WFB Facility was 3.8% at September 30, 2017. The maturity date under the WFB Facility is March 31, 2019.
The Company’s obligations under the WFB Facility are secured by substantially all of its personal property assets and those of its subsidiaries that guarantee the WFB Facility, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company defaults under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the WFB Facility. As of September 30, 2017, the Company was in compliance with the covenants under the WFB Facility.
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

As of September 30, 2017 and December 31, 2016, the Company had an aggregate outstanding balance of $18.4 million and $17.6 million, respectively, under such financing arrangements, and the interest rates per annum applicable to outstanding borrowings under these financing arrangements were as listed in the tables below.

		As of September 30, 2017
		Interest rate (%)	Amount
Industrial Bank of Korea	Credit facility	2.8 - 3.0	$3,235
Industrial Bank of Korea	Trade finance	3.9-5.4	2,287
Shinhan Bank	General loan	5.89	2,791
Shinhan Bank	Trade finance	3.70	1,950
NongHyup Bank	Credit facility	1.7 - 3.0	1,841
The Export-Import Bank of Korea	Export development loan	3.1	6,278
			$18,382

		As of December 31, 2016
		Interest rate (%)	Amount
Industrial Bank of Korea	Credit facility	2.16 - 2.76	$1,106
Shinhan Bank	General loan	4.08	3,310
Shinhan Bank	Trade finance	3.28 - 3.44	1,752
NongHyup Bank	Credit facility	1.92 - 2.66	482
KEB Hana Bank	Comprehensive credit loan	2.79	3,501
The Export-Import Bank of Korea	Export development loan	3.10	7,448
			$17,599
As of September 30, 2017, the Company had $5.0 million in outstanding borrowings and $6.0 million committed as security for letters of credit under the Company's $12.0 million credit facility with certain foreign banks.

(8)	Non-Controlling Interests

Non-controlling interests for the nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Beginning non-controlling interests	$416	$138
Acquisition of additional interest in a subsidiary	—	277
Net income (loss) attributable to non-controlling interests	172	(17)
Foreign currency translation adjustments (OCI)	19	66
Ending non-controlling interests	$607	$464

(9)	Related-Party Transactions

Related-Party Debt
In connection with the Merger, on September 9, 2016, the Company entered into a loan agreement with DNI for a $5.0 million unsecured subordinated term loan facility. Under the loan agreement, the Company was permitted to request drawdowns of one or more term loans in an aggregate principal amount not to exceed $5.0 million. As of September 30, 2017, $5.0 million in term loans was outstanding under the facility. Such term loans mature in September 2021 and are pre-payable at any time by the Company without premium or penalty. The interest rate as of September 30, 2017 under this facility was 4.6% per annum.

In addition, the Company borrowed $1.8 million from DNI for capital investment in February 2016, which amount was outstanding as of September 30, 2017. This loan matured in March 2017 with an option of renewal by mutual agreement, and bore interest at a rate of 6.9% per annum, payable annually. Effective February 27, 2017, the Company amended the terms of this loan to extend the repayment date from March 2017 to March 2018, and to reduce the interest rate from 6.9% to 4.6% per annum.
On June 23, 2017, the Company borrowed $3.5 million from Solueta, an affiliate of DNI. As of September 30, 2017, the aggregate outstanding balance under this loan agreement was $1.7 million. This loan matures in November 2017 and bears interest at a rate of 4.6% per annum, payable monthly.

Other Related-Party Transactions
Sales and purchases, cost of revenue, research and product development, selling, marketing, general and administrative and other expenses to and from related parties for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

		Three Months Ended September 30, 2017
Counterparty	DNI Ownership Interest	Sales	Cost of revenue	Manufacturing (Cost of revenue)	Research and product development	Selling, marketing, general and administrative	Other Expenses
DNI (Parent Company)	N/A	$3,976	$3,604	$—	$—	$1,291	$51
CHASAN Networks Co., Ltd.	100%	—	—	257	20	—	—
DASAN FRANCE	100%	662	576	—	—	83	—
DASAN INDIA Private Limited	100%	—	—	—	—	30	—
D-Mobile	100%	1,233	1,077	—	—	122	—
HANDYSOFT, Inc.	17.64%	54	12	—	—	6	4
Tomato Soft Ltd.	100%	—	—	43	108	—	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	144	—	—
		$5,925	$5,269	$300	$272	$1,532	$55

		Three Months Ended September 30, 2016 (As Revised)
Counterparty	DNI Ownership Interest	Sales	Cost of revenue	Manufacturing (Cost of revenue)	Research and product development	Selling, marketing, general and administrative	Other Expenses
DNI (Parent Company)	N/A	$5,112	$4,390	$—	$—	$946	$89
CHASAN Networks Co., Ltd.	100%	—	—	130	38	—	—
DASAN FRANCE	100%	3	3	—	—	—	—
D-Mobile	100%	1,267	789	—	—	125	—
HANDYSOFT, Inc.	17.64%	68	58	—	—	—	—
J-Mobile Corporation	90.47%	18	—	—	—	—	—
Tomato Soft Ltd.	100%	—	—	36	—	—	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	181	—	—
		$6,468	$5,240	$166	$219	$1,071	$89

		Nine Months Ended September 30, 2017
Counterparty	DNI Ownership Interest	Sales	Cost of revenue	Manufacturing (Cost of revenue)	Research and product development	Selling, marketing, general and administrative	Other Expenses
DNI (Parent Company)	N/A	$16,608	$14,020	$—	$—	$3,491	$171
CHASAN Networks Co., Ltd.	100%	—	—	578	79	—	—
DASAN FRANCE	100%	1,612	1,512	—	—	383	—
DASAN INDIA Private Limited	100%	6,287	4,783	—	—	30	—
D-Mobile	100%	3,054	1,831	—	—	318	—
Fine Solution	100%	—	—	—	—	4	—
HANDYSOFT, Inc.	17.64%	88	23	—	—	6	4
J-Mobile Corporation	90.47%	8	—	—	—	132	—
Tomato Soft Ltd.	100%	—	—	104	108	—	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	448	37	—
Solueta	27.21%	—	—	—	—	—	3
		$27,657	$22,169	$682	$635	$4,401	$178

		Nine Months Ended September 30, 2016 (As Revised)
Counterparty	DNI Ownership Interest	Sales	Cost of revenue	Manufacturing (Cost of revenue)	Research and product development	Selling, marketing, general and administrative	Other Expenses
DNI (Parent Company)	N/A	$19,080	$16,219	$—	$—	$4,255	$309
CHASAN Networks Co., Ltd.	100%	—	—	436	106	—	—
DASAN FRANCE	100%	3	3	—	—	—	—
DASAN INDIA Private Limited	100%	—	—	—	—	—	—
D-Mobile	100%	3,135	2,231	—	—	318	—
DMC, Inc.	27.21%	1	1	—	—	—	—
HANDYSOFT, Inc.	17.64%	150	130	—	—	—	—
J-Mobile Corporation	90.47%	39	—	—	—	634	—
PANDA Media, Inc.	100%	—	—	—	—	2	—
Tomato Soft Ltd.	100%	—	—	98	—	—	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	560	—	—
		$22,408	$18,584	$534	$666	$5,209	$309
The Company has entered into certain sales agreements with DNI and certain of its subsidiaries. Sales and cost of revenue to DNI, DASAN France, DASAN INDIA Private Limited, and D-Mobile represent finished goods produced by the Company that are sold to these related parties who sell the Company's products in Korea, France, India and Taiwan, respectively.
The Company has entered into agreements with Tomato Soft Ltd. and CHASAN Networks Co., Ltd. to provide manufacturing and research and development services for the Company. Under the agreement with Tomato Soft Ltd. and CHASAN Networks., Ltd., the Company is charged a cost plus 7% fee for the manufacturing and development of certain deliverables.
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
The Company has entered into sales agreement with Handysoft, Inc., provider of software and system integration solutions in Korea, to supply networks equipment, research and development and logistics services through DASAN Networks, Inc.
The Company has entered into sales agreement with J-Mobile Corporation to supply networks equipment in Japan. J-Mobile Corporation also provides marketing services in Japan.
Other expenses to related parties represent expenses to DNI for its payment guarantees relating to the Company's borrowings. The Company pays DNI a guarantee fee which is calculated as 0.9% of the guaranteed amount.

Balances of Receivables and Payables with Related Parties
Balances of receivables and payables arising from sales and purchases of goods and services with related parties as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

		As of September 30, 2017
Counterparty	DNI Ownership Interest	Account receivables	Other receivables	Deposits for lease*	Accounts payable	Other payables	Loans
DNI (Parent Company)	N/A	$9,196	$—	$727	$—	$125	$6,800
ABLE	61.99%	56	—	—	—	—	—
CHASAN Networks Co., Ltd.	100%	—	—	—	100	—	—
DASAN France	100%	662	4	—	—	—	—
D-Mobile	100%	3,001	16	—	—	—	—
HANDYSOFT, Inc.	17.64%	26	—	—	6	1	—
Solueta	27.21%	—	2	—	—	2	1,744
Tomato Soft Ltd.	100%	—	—	—	—	25	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	—	57	—
		$12,941	$22	$727	$106	$210	$8,544

		As of December 31, 2016
Counterparty	DNI Ownership Interest	Account receivables	Other receivables	Deposits for lease*	Accounts payable	Other payables	Loans
DNI (Parent Company)	N/A	$6,679	$171	$690	$360	$6,861	$6,800
ABLE	61.99%	53	—	9	—	—	—
CHASAN Networks Co., Ltd.	100%	—	—	—	70	—	—
DASAN France	100%	23	—	—	—	—	—
DASAN INDIA Private Limited	100%	2,606	—	—	—	—	—
D-Mobile	100%	3,943	—	—	—	—	—
HANDYSOFT, Inc.	17.64%	2	—	—	—	—	—
J-Mobile Corporation	68.56%	5	—	—	—	—	—
Tomato Soft Ltd.	100%	—	—	—	—	16	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	—	63	—
		$13,311	$171	$699	$430	$6,940	$6,800

* Included in other assets related to deposits for lease in the condensed consolidated balance sheet as of September 30, 2017 and the consolidated balance sheet as of December 31, 2016.

(10)	Net Income (Loss) Per Share Attributable to DASAN Zhone Solutions, Inc.
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
Basic net income (loss) per share is the same as diluted net income (loss) per share for the three and nine months ended September 30, 2016 because DNS did not issue the potentially dilutive common stock. Basic net income (loss) per share is the same as diluted net income (loss) per share for the three and nine months ended September 30, 2017 because the effects of stock options and restricted stock units would have been anti-dilutive.
The following table is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(As Revised)		(As Revised)
Net income (loss) attributable to DASAN Zhone Solutions, Inc.	$1,399	$(4,733)	$(3,157)	$(9,066)
Weighted average number of shares outstanding:
Basic	16,382	11,139	16,380	10,046
Effect of dilutive securities:
Stock options, restricted stock units and share awards	—	—	—	—
Diluted	16,382	11,139	16,380	10,046
Net income (loss) per share attributable to DASAN Zhone Solutions, Inc.:
Basic	$0.09	$(0.42)	$(0.19)	$(0.90)
Diluted	$0.09	$(0.42)	$(0.19)	$(0.90)

The outstanding common equivalent shares excluded from the computation of the diluted net income (loss) per share attributable to DASAN Zhone Solutions, Inc. for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three and Nine Months Ended September 30,
	2017	2016
		(As Revised)
Stock options	915	795
Restricted stock units	2	9
	917	804

(11)	Commitments and Contingencies
Operating Leases
The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options and escalation clauses. Estimated future lease payments under all non-cancellable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2017 (remainder of the year)	$967
2018	3,359
2019	2,496
2020	2,358
2021	2,264
Thereafter	8,722
Total minimum lease payments	$20,166
Warranties
The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally two to five years from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$878	$441
Charged to cost of revenue	126	227
Claims and settlements	(195)	(389)
Foreign exchange impact	14	78
Ending balance	$823	$357
Performance Bonds
In the normal course of operations, from time to time, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. As of September 30, 2017, the Company had $1.0 million of performance bonds and $0.4 million of warranty bonds guaranteed by third parties.
In addition, the Company has entered into a sales agreement with DNI, that distributes Company's products to a certain customer in Vietnam. Under the agreement with the customer, DNI is required to provides various types of surety bonds which are guaranteed by the bank. As of September 30, 2017, the Company had restricted cash of $1.2 million, $2.1 million and $2.0 million as a collateral for the advance payment bonds, performance bonds and warranty bonds, respectively, issued by DNI.
Purchase Commitments
The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding, net of reserve, was $3.0 million as of September 30, 2017.

Payment Guarantees
The following table sets forth third parties that have provided payment guarantees of the Company's indebtedness and other obligations as of September 30, 2017 (in thousands):

Guarantor	Amount Guaranteed	Description of Obligations Guaranteed
DNI (Parent Company)	$3,349	Borrowings from Shinhan Bank
DNI (Parent Company)	1,884	Purchasing card from Shinhan Bank
DNI (Parent Company)	10,493	Credit facility & purchasing card from Industrial Bank of Korea
DNI (Parent Company)	6,000	Credit facility from NongHyup Bank
DNI (Parent Company)	523	Purchasing card from NongHyup Bank
Industrial Bank of Korea	6,512	Credit facility
Industrial Bank of Korea	864	Performance bonds
NongHyup Bank	4,567	Credit facility
Shinhan Bank	191	Purchasing card
KEB Hana Bank	33	Performance bonds
State Bank of India	38	Performance bonds
Seoul Guarantee Insurance Co.	54	Performance bonds
Seoul Guarantee Insurance Co.	373	Warranty bonds
	$34,881
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
		(As Revised)		(As Revised)
Revenue by geography:
United States	$13,068	$3,408	$37,176	$7,432
Canada	1,498	254	4,112	254
Total North America	14,566	3,662	41,288	7,686
Latin America	7,480	1,877	19,425	2,912
Europe, Middle East, Africa	7,378	2,232	19,134	5,209
Korea	20,520	18,372	69,032	60,144
Other Asia Pacific	16,494	5,097	29,612	14,881
Total International	51,872	27,578	137,203	83,146
Total	$66,438	$31,240	$178,491	$90,832

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
		(As Revised)		(As Revised)
Revenue by products and services:
Products	$63,257	$28,891	$169,831	$84,666
Services	3,181	2,349	8,660	6,166
Total	$66,438	$31,240	$178,491	$90,832

The Company's property and equipment, net of accumulated depreciation, were located in the following geographical areas as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
United States	$3,611	$4,094
Korea	1,449	1,455
Japan and Vietnam	752	739
	$5,812	$6,288

(13)	Income Taxes
Income tax expense for the three and nine months ended September 30, 2017 was $0.1 million and $0.6 million, respectively, on pre-tax income (losses) of $1.5 million and $(2.3) million, respectively. For the three and nine months ended September 30, 2016, the Company recognized income tax benefit of $0.6 million and $1.0 million, respectively, on pre-tax losses of $5.4 million and $10.1 million, respectively. As of September 30, 2017, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s wholly-owned foreign subsidiaries.
Management periodically evaluates the realizability of the Company's net deferred tax assets based on all available evidence, both positive and negative. The Company evaluates on a jurisdictional basis and certain jurisdictions could result in a realization of net deferred tax assets sooner than others. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income, on a jurisdictional basis, during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets in certain jurisdictions as of September 30, 2017. The Company currently believes there is not sufficient positive evidence of future profitability to change its judgment regarding the need for a full valuation allowance on its deferred tax assets in these jurisdictions. The continued improvement in the Company's operating results, conditioned on successfully commercializing new business arrangements and managing costs would provide additional positive evidence in determining the need for a valuation allowance in certain jurisdictions and could lead to reversal of substantially all of the Company's valuation allowance on its deferred tax assets. Until such time, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, on a jurisdictional basis, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.
The total amount of unrecognized tax benefits, including interest and penalties, at September 30, 2017 was not material. The amount of tax benefits that would impact the effective income tax rate, if recognized, is not expected to be material. There were no significant changes to unrecognized tax benefits during the quarters ended September 30, 2017 and 2016. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.
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
As of September 30, 2017, the total outstanding principal amount of our debt obligations was $26.9 million, consisting of the following:

•	$18.4 million in short-term debt obligations to other non-related parties;

•	$3.5 million in short-term debt obligations to related parties; and

•	$5.0 million in long-term debt obligations to related parties.
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

ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS
As discussed in Note 1(e) to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this report, the Merger has been accounted for as a reverse acquisition under which DNS was considered the accounting acquirer of Legacy Zhone. As such, our financial results for the three and nine months ended September 30, 2017 presented in this report are compared to the financial results of DNS and its consolidated subsidiaries for the prior year period through September 8, 2016 and the financial results of DZS and its consolidated subsidiaries for the period from September 9, 2016 through September 30, 2016. Our balance sheet includes the fair value of the assets and liabilities of Legacy Zhone as of the effective date of the Merger. Those assets include the fair value of acquired intangible assets and goodwill. Due to the foregoing, our financial results for the three and nine months ended September 30, 2017 are not comparable to our financial results for the three and nine months ended September 30, 2016.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(As Revised)		(As Revised)
Net revenue:
Net revenue	91%	79%	85%	75%
Net revenue - related parties	9%	21%	15%	25%
Total net revenue	100%	100%	100%	100%
Cost of revenue:
Products and services	58%	53%	54%	54%
Products and services - related parties	8%	17%	13%	21%
Amortization of intangible assets	0%	0%	0%	0%
Total cost of revenue	67%	70%	67%	75%
Gross profit	33%	30%	33%	25%
Operating expenses:
Research and product development	14%	19%	15%	17%
Selling, marketing, general and administrative	17%	26%	18%	18%
Amortization of intangible assets	0%	1%	1%	0%
Total operating expenses	31%	46%	34%	35%
Operating income (loss)	2%	(16)%	(1)%	(10)%
Interest income	0%	0%	0%	0%
Interest expense	0%	(1)%	0%	(1)%
Other income, net	0%	0%	0%	0%
Income (loss) before income taxes	2%	(17)%	(1)%	(11)%
Income tax provision (benefit)	0%	(2)%	1%	(1)%
Net income (loss)	2%	(15)%	(2)%	(10)%
Net loss attributable to non-controlling interest	0%	0%	0%	0%
Net income (loss) attributable to DASAN Zhone Solutions, Inc.	2%	(15)%	(2)%	(10)%
Foreign currency translation adjustments	0%	7%	1%	3%
Comprehensive income (loss)	2%	(8)%	(1)%	(7)%
Comprehensive income attributable to non-controlling interest	0%	0%	0%	0%
Comprehensive income (loss) attributable to DASAN Zhone Solutions, Inc.	2%	(8)%	(1)%	(7)%

Net Revenue
Information about our net revenue for products and services for the three and nine months ended September 30, 2017 and 2016 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Increase/(decrease)	% change	2017	2016	Increase/(decrease)	% change
		(As Revised)				(As Revised)
Products	$63.2	$28.9	$34.3	119%	$169.8	$84.6	$85.2	101%
Services	3.2	2.3	0.9	39%	8.7	6.2	2.5	40%
Total	$66.4	$31.2	$35.2	113%	$178.5	$90.8	$87.7	97%

Information about our net revenue for North America and international markets for the three and nine months ended September 30, 2017 and 2016 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Increase/(decrease)	% change	2017	2016	Increase/(decrease)	% change
		(As Revised)				(As Revised)
Revenue by geography:
United States	$13.1	$3.4	$9.7	285%	$37.2	$7.4	$29.8	403%
Canada	1.5	0.3	1.2	100%	4.1	0.3	3.8	100%
Total North America	14.6	3.7	10.9	295%	41.3	7.7	33.6	436%
Latin America	7.5	1.9	5.6	295%	19.4	2.9	16.5	569%
Europe, Middle East, Africa	7.4	2.2	5.2	236%	19.1	5.2	13.9	267%
Korea	20.5	18.4	2.1	11%	69.0	60.1	8.9	15%
Asia Pacific	16.4	5.0	11.4	228%	29.7	14.9	14.8	99%
Total International	51.8	27.5	24.3	88%	137.2	83.1	54.1	65%
Total	$66.4	$31.2	$35.2	113%	$178.5	$90.8	$87.7	97%

For the three months ended September 30, 2017, net revenue increased 113% or $35.2 million to $66.4 million from $31.2 million for the same period last year. For the nine months ended September 30, 2017, net revenue increased 97% or $87.7 million to $178.5 million from $90.8 million for the same period last year. For the three months ended September 30, 2017, product revenue increased 119% or $34.3 million to $63.2 million compared to the same period last year. For the nine months ended September 30, 2017, product revenue increased 101% or $85.2 million to $169.8 million compared to the same period last year. The increase in net revenue for the three and nine months ended September 30, 2017 was primarily related to the consummation of the Merger in September 2016 (which resulted in the inclusion of net revenue related to the Legacy Zhone business for the entire current year periods, compared to only 22 days in the prior year periods).
Service revenue represents revenue from maintenance and other services associated with product shipments. For the three months ended September 30, 2017, service revenue increased 39% or $0.9 million to $3.2 million compared to the same period last year. For the nine months ended September 30, 2017, service revenue increased 40% or $2.5 million to $8.7 million compared to the same period last year. The increases in service revenue were primarily related to the consummation of the Merger in September 2016 (which resulted in the inclusion of service revenue related to the Legacy Zhone business for the entire current year periods, compared to only 22 days in the prior year periods), as well as an increase in sales of maintenance services.
International net revenue increased 88% or $24.3 million to $51.8 million for the three months ended September 30, 2017 from $27.5 million for the same period last year, and represented 78% of total net revenue compared with 88% during the same period of 2016. International net revenue increased 65% or $54.1 million to $137.2 million for the nine months ended September 30, 2017 from $83.1 million for the same period last year, and represented 77% of total net revenue compared with 92% during the same period of 2016. The increases in international net revenue were primarily related to the consummation of the Merger in September 2016 (which resulted in the inclusion of international net revenue related to the Legacy Zhone business for the entire current year periods, compared to only 22 days in the prior year periods).
For the three months ended September 30, 2017, two customers represented, 10% and 9% of net revenue, respectively. For the nine months ended September 30, 2017, two customers each represented 9% of net revenue (one of which was a related-party). For the three months ended September 30, 2016, three customers represented 18%, 16% (a related-party) and 12% of net revenue, respectively. For the nine months ended September 30, 2016, three customers represented 23%, 21% (a related-party) and 12% of net revenue, respectively. We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Margin
Total cost of revenue increased 102% or $22.4 million to $44.4 million for the three months ended September 30, 2017, compared to $21.9 million for the three months ended September 30, 2016. Total cost of revenue increased 76% or $51.5 million to $119.4 million for the nine months ended September 30, 2017, compared to $67.9 million for the nine months ended September 30, 2016. The increases in total cost of revenue were primarily due to the consummation of the Merger in September 2016 (which resulted in the inclusion of cost of revenue related to the Legacy Zhone business for the entire current year periods, compared to only 22 days in the prior year periods) as well as increased sales. Gross margin increased slightly in both the three and nine months ended September 30, 2017 compared to the prior year periods due to improved manufacturing efficiencies and product mix.
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
Research and Product Development Expenses
Research and product development expenses increased 50% or $2.9 million to $8.8 million for the three months ended September 30, 2017 compared to $5.9 million for the three months ended September 30, 2016. Research and product development expenses increased 73% or $11.4 million to $27.0 million for the nine months ended September 30, 2017 compared to $15.6 million for the nine months ended September 30, 2016. The increase in research and product development expenses was primarily due to the consummation of the Merger in September 2016 (which resulted in the inclusion of research and product development expenses related to the Legacy Zhone business for the entire current year periods, compared to only 22 days in the prior year periods). We intend to continue to invest in research and product development to attain our strategic product development objectives while seeking to manage the associated costs through expense controls.
Selling, Marketing, General and Administrative Expenses
Selling, marketing, general and administrative expenses increased 38% or $3.2 million to $11.5 million for the three months ended September 30, 2017 compared to $8.3 million for the three months ended September 30, 2016. Selling, marketing, general and administrative expenses increased 95% or $15.8 million to $32.5 million for the nine months ended September 30, 2017 compared to $16.7 million for the nine months ended September 30, 2016. The increases in selling, marketing, general and administrative expenses were primarily due to the consummation of the Merger in September 2016 (which resulted in the inclusion of selling, marketing, general and administrative expenses related to Legacy Zhone business for the entire current year periods, compared to only 22 days in the prior year periods), offset by higher commission expenses during the three and nine months ended September 30, 2016.
Income Tax Provision
During the three and nine months ended September 30, 2017 and 2016, no material provision or benefit for income taxes was recorded, due to our recurring operating losses and the significant uncertainty regarding the realization of our net deferred tax assets, against which we have continued to record a full valuation allowance.
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
Set forth below is a reconciliation of net loss to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(As Revised)		(As Revised)
Net income (loss)	$1,387	$(4,789)	$(2,985)	$(9,083)
Add:
Interest expense, net	227	173	711	463
Income tax provision (benefit)	107	(610)	646	(1,041)
Depreciation and amortization	752	628	3,105	1,165
Stock-based compensation	195	128	670	128
Merger-related costs	—	3,536	—	3,536
Adjusted EBITDA	$2,668	$(934)	$2,147	$(4,832)

LIQUIDITY AND CAPITAL RESOURCES
Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.
As of September 30, 2017, our cash and cash equivalents were $10.1 million compared to $17.9 million at December 31, 2016. Our cash and cash equivalents as of September 30, 2017 included $3.4 million in cash balances held by our Korean subsidiary. The $7.7 million decrease in cash and cash equivalents was attributable to net cash used in operating, investing and financing activities of $0.6 million, $5.9 million and $1.8 million, respectively, partially offset by the effect of exchange rate changes on cash of $0.6 million.
Ability to Continue as a Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Accordingly, the unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of DZS to continue as a going concern.
Although we generated $1.4 million of net income for the quarter ended September 30, 2017, we have incurred significant losses to date and our losses from operations may continue. We incurred net losses of $3.0 million and $15.3 million for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively. We had accumulated deficit of $23.1 million and working capital of $57.3 million as of September 30, 2017. As of September 30, 2017, we had approximately $10.1 million in cash and cash equivalents, which included $3.4 million in cash balances held by our Korean subsidiary, and $26.9 million in aggregate principal amount of outstanding borrowings under our short-term debt obligations and our loans from DNI and its affiliates. In addition, we had $7.6 million in aggregate borrowing availability under our credit facilities as of

September 30, 2017. We had $8.5 million committed as security for letters of credit under these facilities as of September 30, 2017. Due to the amount of short-term debt obligations maturing within the next 12 months and our recurring operating losses, our cash resources may not be sufficient to settle these short-term debt obligations. Our ability to continue as a "going concern" is dependent on many factors, including, among other things, our ability to comply with the covenants in our existing debt agreements, our ability to cure any defaults that occur under our debt agreements or to obtain waivers or forbearances with respect to any such defaults, and our ability to pay, retire, amend, replace or refinance our indebtedness as defaults occur or as interest and principal payments come due. Although the process of amending, replacing or refinancing our short-term debt obligations is ongoing and we are in active discussions with multiple parties, there is no guarantee that they will result in transactions that are sufficient to provide us with the required liquidity to remove the substantial doubt as to our ability to continue as a going concern. If we are unable to amend, replace, refinance our short-term debt obligations or raise the capital needed to meet liquidity needs and finance capital expenditures and working capital, we may experience material adverse impacts on our business, operating results and financial condition.
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
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2017 consisted of a net loss of $3.0 million, adjusted for non-cash charges totaling $3.6 million and a decrease in net operating assets totaling $1.2 million. The most significant components of the changes in net operating assets were an increase in accounts receivable of $2.9 million, an increase in inventory of $0.6 million and a decrease in accrued expenses of $4.3 million offset by an increase in accounts payable of $6.7 million. The increase in accounts receivable was primarily the result of the timing of receivables collections during the current year period. The increase in inventory was due to slower utilization of inventory in the current year period. The decrease in accounts payable was mainly due to reclassification of certain balances to short-term debt.

Net cash provided by operating activities for the nine months ended September 30, 2016 consisted of a net loss of $9.1 million, adjusted for non-cash charges totaling $1.9 million and an increase in net operating assets totaling $20.4 million. The most significant components of the changes were a decrease in accounts receivables of $14 million and an increase in accrued expenses of $13.6 million offset by a decrease in accounts payable of $5.8 million. The increase in accounts receivable was primarily due to the timing of receivables collections during the current year period. The decrease in accounts payable was primarily due to timing of payments.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 consisted of an increase in restricted cash of $6.1 million and purchase of property of equipment of $0.8 million, offset by proceeds from sale of short-term investments of $1.5 million. The increase in restricted cash was to provide collateral for the various surety bonds issued by DNI to a certain customer in Vietnam.

Net cash used in investing activities for the nine months ended September 30, 2016 consisted of an increase in short-term and long-term loans to others of $1.4 million and an increase in restricted cash of $0.9 million, offset by a decrease in short-term and long-term loans of $1.9 million.

Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2017 consisted of cash used in repayments of borrowings of $15.6 million, offset by proceeds from short-term borrowings of $13.8 million.
Net cash provided by financing activities for the nine months ended September 30, 2016 consisted of proceeds from short-term borrowings and proceeds from long-term borrowings of $19.8 million and $6.8 million, respectively, offset by repayments of borrowings of $23.1 million.
Cash Management
Our primary source of liquidity comes from our cash and cash equivalents, which totaled $10.1 million at September 30, 2017, as well as our credit facilities, under which we had aggregate borrowing availability of $7.6 million as of September 30, 2017, and under which $8.5 million was committed as security for letters of credit as of September 30, 2017. Our cash and cash equivalents as of September 30, 2017 included $3.4 million in cash balances held by our Korean subsidiary.
WFB Facility
As of September 30, 2017, we had a $25.0 million credit facility (the WFB Facility) with Wells Fargo Bank (WFB). Under the WFB Facility, we have the option of borrowing funds at agreed upon interest rates. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the WFB Facility, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.
As of September 30, 2017, we had no outstanding borrowings under the WFB Facility, and $2.5 million was committed as security for letters of credit. We had $6.7 million of borrowing availability under the WFB Facility as of September 30, 2017. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on our average excess availability (as calculated under the WFB Facility). The interest rate on the WFB Facility was 3.8% at September 30, 2017. The maturity date under the WFB Facility is March 31, 2019.
Our obligations under the WFB Facility are secured by substantially all of our personal property assets and those of our subsidiaries that guarantee the WFB Facility, including our intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we default under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. In the past we have violated the covenants in our former credit facility and received waivers for these violations. As of September 30, 2017, we were in compliance with the covenants under the WFB Facility. We make no assurances that we will be in compliance with these covenants in the future.
Bank and Trade Facilities - Foreign Operations
Certain of our foreign subsidiaries have entered into various financing arrangements with foreign banks and other lending institutions consisting primarily of revolving lines of credit, trade facilities, term loans and export development loans. These facilities are renewed on an annual basis and are generally secured by a security interest in certain assets of the applicable foreign subsidiaries. Payments under such facilities are made in accordance with the given lender’s amortization schedules. As of September 30, 2017 and December 31, 2016, we had an aggregate outstanding balance of $18.4 million and $17.6 million, respectively, under such financing arrangements, and the interest rate per annum applicable to outstanding borrowings under these financing arrangements as of September 30, 2017 and December 31, 2016 ranged from 2.3% to 5.9% and 1.9% to 4.1%, respectively.

Related-Party Debt
In connection with the Merger, on September 9, 2016, we entered into a loan agreement with DNI for a $5.0 million unsecured subordinated term loan facility. Under the loan agreement, we were permitted to request drawdowns of one or more term loans in an aggregate principal amount not to exceed $5.0 million. As of September 30, 2017, $5.0 million in term loans was outstanding under the facility. Such term loans mature in September 2021 and are pre-payable at any time by us without premium or penalty. The interest rate as of September 30, 2017 under this facility was 4.6% per annum.
In addition, we borrowed $1.8 million from DNI for capital investment in February 2016, which amount was outstanding as of September 30, 2017. This loan matured in March 2017 with an option of renewal by mutual agreement, and bore interest at a rate of 6.9% per annum, payable annually. Effective February 27, 2017, we amended the terms of this loan to extend the repayment date from March 2017 to March 2018 and to reduce the interest rate from 6.9% to 4.6% per annum.
On June 23, 2017, we borrowed $3.5 million from Solueta, an affiliate of DNI. As of September 30, 2017, the aggregate outstanding balance under this loan agreement was $1.7 million. This loan matures in November 2017 and bears interest at a rate of 4.6% per annum, payable monthly.
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
Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of September 30, 2017, three customers accounted for 16% (a related-party), 11% and 10% of net accounts receivables, respectively, and receivables from customers in countries other than the United States represented 84% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.
As discussed above in "Ability to Continue as a Going Concern", there is substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Contractual Commitments and Off-Balance Sheet Arrangements
At September 30, 2017, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2017	2018	2019	2020	2021	Thereafter
Operating leases	$20,166	$967	$3,359	$2,496	$2,358	$2,264	$8,722
Purchase commitments	2,966	2,966	—	—	—	—	—
Short-term debt	18,382	18,382	—	—	—	—	—
Related-party debt	8,544	1,744	1,800	—	—	5,000	—
Total future contractual commitments	$50,058	$24,059	$5,159	$2,496	$2,358	$7,264	$8,722
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

Purchase Commitments
The purchase commitments shown above represent non-cancellable inventory purchase commitments as of September 30, 2017.
Short-term Debt
Our short-term debt obligations have been recorded as liabilities on our balance sheet, and comprised $18.4 million in outstanding borrowings under the credit facilities of our foreign subsidiaries as of September 30, 2017. The amount shown above represents scheduled principal repayments under the facilities, but not the associated interest payments which may vary based on changes in market interest rates. At September 30, 2017, the interest rate per annum applicable to outstanding borrowings under the trade facilities of our foreign subsidiaries ranged from 2.3% to 5.9%. The amount shown above excludes $3.5 million in short-term debt obligations to related parties, which is included in the table as related-party debt (as discussed further below).
See above under “Cash Management” for further information about these facilities.
Related-Party Debt
As of September 30, 2017, we had borrowed an aggregate of $8.5 million from related parties, which included $6.8 million from DNI, of which $5.0 million and $1.8 million mature in September 2021 and March 2018, respectively, and $1.7 million from Solueta, an affiliate of DNI, which matures in November 2017. The interest rate per annum applicable to these borrowings was 4.6%.
See above under “Cash Management” for further information about our related-party debt.
RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to “Part I, Item 1. Financial Statements” and “Notes to Condensed Consolidated Financial Statements, Note 1 (h) – Recent Accounting Pronouncements.”

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
For the three months ended September 30, 2017, two customers represented, 10% and 9% of net revenue, respectively. For the nine months ended September 30, 2017, two customers each represented 9% of net revenue (one of which was a related-party). For the three months ended September 30, 2016, three customers represented 18%, 16% (a related-party) and 12% of net revenue, respectively. For the nine months ended September 30, 2016, three customers represented 23%, 21% (a related-party) and 12% of net revenue, respectively.
As of September 30, 2017, three customers represented 16% (a related-party), 11% and 10% of net accounts receivable, respectively. As of December 31, 2016, two customers represented 13% (a related-party) and 10% of net accounts receivable, respectively.
As of September 30, 2017 and December 31, 2016, receivables from customers in countries other than the United States represented 84% and 87%, respectively, of net accounts receivable.

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our variable rate outstanding debt. As of September 30, 2017, our outstanding debt balance was $26.9 million, which comprised $18.4 million in aggregate principal amount of borrowings under our short-term credit facilities and $8.5 million in loans from DNI and its affiliates (which bear interest at a fixed rate). Amounts borrowed under our short-term credit facilities bore interest ranging from 2.3% to 5.9% as of September 30, 2017. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 2% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.5 million.
Foreign Currency Risk
We transact business in various foreign countries, and a significant portion of our assets is located in Korea. We have sales operations throughout Europe, Asia, the Middle East and Latin America. We are exposed to foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities, primarily intercompany receivables and payables. Accordingly, our operating results are exposed to changes in exchange rates between the U.S. dollar and those currencies. During the first nine months of 2017 and during fiscal year 2016, we did not hedge any of our foreign currency exposure.
We have performed a sensitivity analysis as of September 30, 2017 using a modeling technique that measures the impact on the balance sheet arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $2.3 million at September 30, 2017. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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
As required by SEC Rule 13a-15(b), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this report. The evaluation was done under the supervision and with the participation of management, including our Co-Chief Executive Officers and our Chief Financial Officer. Based upon this evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting that existed as of December 31, 2016 and that have not yet been remediated, as described below, our disclosure controls and procedures were not effective as of September 30, 2017.
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

Item 2.    Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1
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

10.2	General Release of Claims, dated as of September 11, 2017, by and between DASAN Zhone Solutions, Inc. and James Norrod
10.3	General Release of Claims, dated as of September 11, 2017, by and between DASAN Zhone Solutions, Inc. and Kirk Misaka
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Section 1350 Certification of Chief Executive Officer and Acting Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the retirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DASAN ZHONE SOLUTIONS, INC.

Date: November 14, 2017	By:	/s/ IL YUNG KIM
	Name:	Il Yung Kim
	Title:	President, Chief Executive Officer and Acting Chief Financial Officer