Form 10-K
period 2017-12-31
DASAN ZHONE SOLUTIONS INC
filed 2018-04-04
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 2, 2018, there were 16,430,963 shares outstanding of the registrant’s common stock, $0.001 par value. As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter ), the aggregate market value of common stock held by non-affiliates of the registrant was approximately $34,723,085.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporate by reference into Part III where indicated.

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

PART I

ITEM 1.    BUSINESS
Corporate Information
DASAN Zhone Solutions, Inc. (DZS, formerly known as Zhone Technologies, Inc.) was incorporated under the laws of the state of Delaware in June 1999. On September 9, 2016, we acquired Dasan Network Solutions, Inc. a California corporation (DNS) through the merger of a wholly owned subsidiary of Zhone Technologies, Inc. with and into DNS, with DNS surviving as our wholly owned subsidiary (the Merger). At the effective time of the Merger, all issued and outstanding shares of capital stock of DNS held by its sole shareholder, DASAN Networks, Inc. (DNI), were canceled and converted into the right to receive shares of our common stock in an amount equal to 58% of the issued and outstanding shares of our common stock immediately following the Merger. In connection with the Merger, Zhone Technologies, Inc. changed its name to DASAN Zhone Solutions, Inc. The mailing address of our worldwide headquarters is 7195 Oakport Street, Oakland, California 94621, and our telephone number at that location is (510) 777-7000.
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
Broadband Access
Our broadband access products are at the core of our product strategy and offer a variety of options for carriers and service providers to connect residential and business customers. Our solutions allow carriers and service providers to either use high-speed fiber or leverage their existing deployed copper networks to offer broadband services to customer premises. Once our broadband access products are deployed, the service provider can offer voice, high-definition and ultra-high-definition video, high-speed internet access and business class services to their customers. We develop our broadband access products for all aspects of carrier and service provider access networks: customer premise equipment (such as digital subscriber line (DSL) modems), Ethernet access demarcation devices, Gigabit passive optical network (GPON) terminals, 10 Gigabit (10G) passive optical network (XGPON1/XGSPON/NGPON2) terminals and, Gigabit (GE) and 10G point-to-point Active Ethernet optical network terminals (ONTs). We also develop central office products, such as broadband loop carriers for DSL and voice-grade telephone service (POTS), high-speed digital subscriber line access multiplexers (DSLAMs) with G.fast and very-high-bit-rate DSL (VDSL) capabilities, optical line terminals (OLTs) for passive optical distribution networks like GPONs, 10G passive optical networks and 10G point-to-point Active Ethernet.

Ethernet Switching
Our Ethernet switching products provide a high-performance and manageable solution that bridges the gap from carrier access technologies to the core network. Over the past ten years carriers have migrated access infrastructure to Ethernet from time-division multiplexing and asynchronous transfer mode systems. Our products can also be deployed in data centers, blurring the line between central office and data center. Our products support pure Ethernet switching as well as layer 3 IP and multiprotocol label switching (MPLS) and are currently being developed for deployment as part of SDNs.
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
Passive Optical LAN
Our FiberLAN portfolio of POLAN products are designed for enterprise, campus, hospitality and entertainment arena usage. Our FiberLAN portfolio includes our high-performance, high-bandwidth GPON OLTs connected to the industry’s most diverse ONT product line, which include units with integrated Power over Ethernet (PoE) to power a wide range of PoE-enabled access devices. Our environmentally friendly FiberLAN POLAN solutions are one of the most cost-effective LAN technologies that can be deployed, allowing network managers to deploy a future-proof, low-maintenance, manageable solution that requires less space, air conditioning, copper and electricity than other alternatives.
Software Defined Networks
Our SDN and network function virtualization (NFV) strategy is to develop tools and building blocks that will allow service providers to migrate their networks’ full complement of legacy control plane and data plane devices to a centralized intelligent controller that can reconfigure the services of hundreds of network elements in real time for more controlled and efficient provision of bandwidth and latency across the network. The migration to SDN and NFV will provide better service for end customers and a more efficient and cost-effective use of hardware resources for service providers. We will leverage our broadband access, mobile backhaul and Ethernet switching expertise to extract and virtualize many of the traditional legacy control and data plane functions to allow them to be run from the Cloud. The latest evolution of our hardware-based solution was designed to support SDN and NFV.

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
The DZS Strategy
Our business strategy is to be a leading global provider of network access solutions and communications equipment. The principal elements of our strategy include:

•
Leverage Growth Opportunities from the Merger. We believe the expanded geographic reach of the combined company and the enhanced functionality and range of our product offerings following the Merger represent attractive opportunities for growth in our business. Prior to the Merger, DNS provided communications equipment primarily in the Asia-Pacific region with a particular focus on Korea, Japan and Vietnam, and Legacy Zhone provided communications equipment primarily in the Americas and EMEA region. DNS and Legacy Zhone had complementary product portfolios prior to the Merger, with both DNS and Legacy Zhone offering broadband access solutions and related products. We intend to continue to leverage the combination of DNS and Legacy Zhone products to enhance the functionality and range of our product offerings and create increased sales opportunities worldwide.

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
For the year ended December 31, 2017 no customer represented 10% or more of net revenue. For the year ended December 31, 2016, three customers, SK Broadband, Inc., DNI (a related party) and LG Uplus Corp., represented 16%, 14% (a related party) and 10% of net revenue, respectively. For the year ended December 31, 2015, four customers, KT Corporation, LG Uplus Corp., DNI (a related party) and SK Broadband, Inc. represented 26%, 21%, 17% (a related party) and 10% of net revenue, respectively. No other customers accounted for 10% or more of net revenue during these periods.
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
We have research and product development facilities at our headquarters in Oakland, California, as well as core research and product development centers in Seminole, Florida, Alpharetta Georgia, South Korea, Vietnam and India. In all of these centers we develop and test both our hardware and software solutions. We continue to invest heavily in automated and scale testing capabilities for our products to better emulate our customers’ networks.
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
We continue our commitment to invest in leading edge technology research and development. Our research and product development expenses were $35.4 million, $25.4 million, and $21.3 million in 2017, 2016 and 2015, respectively. We plan to continue to support the development of new products and features, while seeking to carefully manage associated costs through expense controls.
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
Sales and Marketing
We have a sales presence in various domestic and foreign locations, and we sell our products and services both directly and indirectly through channel partners with support from our sales force. Channel partners include distributors, resellers, system integrators and service providers. These partners sell directly to end customers and often provide additional value add services such as system installation, technical support, and professional support services in addition to the equipment sale. Our sales efforts are generally organized according to geographical regions:

•
U.S. Sales. Our U.S. Sales organization establishes and maintains direct and indirect relationships with domestic customers, which include carriers and service providers, cable operators utilities and enterprises. In addition, this organization is responsible for managing our distribution channel.

•
International Sales. Our International Sales organization targets foreign carriers, service providers, enterprise customers and is staffed with individuals with specific experience dealing with carriers, service providers and channel partners, in their designated international territories.

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
Backlog
Our backlog consists of purchase orders for products and services that we expect to ship or perform within the next year. Our backlog may fluctuate based on the timing of when purchase orders are received. At December 31, 2017, our backlog was $24.4 million, compared to $28.8 million at December 31, 2016. We consider backlog to be an indicator, but not the sole predictor, of future sales because our customers may cancel or defer orders without penalty.
Competition
We compete in communications equipment markets, providing products and services for the delivery of voice, data and video services. These markets are characterized by rapid change, converging technologies and a migration to solutions that offer superior advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in our core business, including Nokia, Calix, Adtran, Huawei, and ZTE, among others. In our FiberLAN business, our competitors include Tellabs and Cisco, among others. In our Ethernet switching business, our competitors include Brocade, Juniper, and Cisco, among others. In addition, a number of companies have introduced products that address the same network needs that our products and solutions address, both domestically and abroad. The overall number of our competitors may increase, and the identity and composition of competitors may change. As we continue to expand our sales globally, we may see new competition in different geographic regions. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. Many of our competitors have greater financial, technical, sales and marketing resources than we do.
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
Our Quality Management System is compliant with ISO-9001:2015 and we are certified to ISO-9001:2015 by our external registrar, National Standards Authority of Ireland (NSAI). ISO-9001:2015 requires that our processes are documented, followed and continuously improved. Internal audits are conducted on a regular schedule by our quality assurance personnel, and external audits are conducted by our external registrar each year. Our quality system is based upon our model for quality assurance in production and service to ensure our products meet rigorous quality standards.
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

Environmental Matters
Our operations and manufacturing processes are subject to federal, state, local and foreign environmental protection laws and regulations. These laws and regulations relate to the use, handling, storage, discharge and disposal of certain hazardous materials and wastes, the pre-treatment and discharge of process waste waters and the control of process air pollutants. We believe that our operations and manufacturing processes currently comply in all material respects with applicable environmental protection laws and regulations. If we fail to comply with any present and future regulations, we could be subject to future liabilities, the suspension of production or a prohibition on the sale of our products. In addition, such regulations could require us to incur other significant expenses to comply with environmental regulations, including expenses associated with the redesign of any non-compliant product. From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. For example, in 2003 the European Union enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE), for implementation in European Union member states. We are aware of similar legislation that is currently in force or is being considered in the United States, as well as other countries, such as Japan and China. Additionally, we are aware of and are taking suitable action to comply with new European Union Restriction of Hazardous Substances standards (RoHS2) in advance of the 2019 compliance deadline. Our failure to comply with any of such regulatory requirements or contractual obligations could result in our being liable for costs, fines, penalties and third-party claims, and could jeopardize our ability to conduct business in countries in the jurisdictions where these regulations apply.
Audit Committee Investigation

On March 21, 2017, the Audit Committee of our Board of Directors concluded, in consultation with management and after informing our former independent registered public accounting firm, that Legacy Zhone's unaudited condensed consolidated financial statements contained in its Amendment No. 2 to Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2016 should no longer be relied upon due to material errors associated with the sale and subsequent return of certain products sold in December 2014. In connection with such finding, the Audit Committee commenced an independent investigation to determine whether any financial statements of Legacy Zhone prior to the quarter ended June 30, 2016 contained material errors. As a result of this investigation, which concluded in late July 2017, the Audit Committee concluded, in consultation with management and after informing our former independent registered public accounting firm, that Legacy Zhone's unaudited condensed consolidated financial statements contained in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015, June 30, 2015, September 30, 2015 and March 31, 2016 and Legacy Zhone's audited consolidated financial statements and assessments of internal control over financial reporting, including disclosure controls and procedures, for the years ended December 31, 2015 and 2014 contained in its Annual Reports on Form 10-K for the years ended December 31, 2015 and 2014 should no longer be relied upon. The determination that there were errors in Legacy Zhone's financial statements in periods prior to the Merger does not impact the financial statements of DZS following the Merger given the treatment of DNS as accounting acquirer.

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

Employees
As of December 31, 2017, we employed 629 individuals worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.
Executive Officers
Set forth below is information concerning our executive officers and their ages as of December 31, 2017. As part of the management transition in connection with the first anniversary of the Merger, on September 11, 2017, James Norrod and Kirk Misaka stepped down from their roles as Co-Chief Executive Officer and Chief Financial Officer, respectively, and Il Yung Kim was appointed President, Chief Executive Officer and Acting Chief Financial Officer.

Mr. Norrod’s employment with us terminated on September 11, 2017 and he also stepped down from his role as a member of the Board of Directors on that date. Mr. Misaka remained in our employ as Corporate Treasurer and Secretary for a transitional period to assist with the transition of his responsibilities. Michael Golomb was appointed Chief Financial Officer, Corporate Treasurer and Secretary on December 1, 2017.

Name	Age	Position
Il Yung Kim	61	Chief Executive Officer
Michael Golomb	42	Chief Financial Officer, Corporate Treasurer and Secretary
Il Yung Kim joined DZS as Co-Chief Executive Officer and a director on September 9, 2016 in connection with the Merger. Mr. Kim assumed the position of President and Chief Executive Officer on September 11, 2017 in connection with the resignation of James Norrod as part of the management transition described above, and in addition served as Acting Chief Financial Officer from September 11, 2017 to December 1, 2017. Prior to the Merger, Mr. Kim served as a consultant to DNI in connection with the Merger and, from September 2014 to August 2016, served as Chief Executive Officer of TukTak in Korea, an online startup company, which enables people with creative talents to collaborate and produce goods and services online. From December 2014 to August 2016, he also served as a strategic adviser for InMobi, a global mobile advertising platform provider. Previously, Mr. Kim held various positions with Korea Telecom, including as President and executive board member from 2013 to 2014, and as Chief Strategy Officer from 2010 to 2013. Mr. Kim commenced his career with British Telecom in 1982, where he held various senior positions including Vice President of Technology and Innovation and Programme Director and Head of Technology and Investment. Mr. Kim holds a B.S. (with Honors) in Electronic Engineering and an M.S. Degree in Microwave and Modern Optics from University College, University of London.

Michael Golomb was appointed Chief Financial Officer, Corporate Treasurer and Secretary of DZS on December 1, 2017. Prior to joining DZS, Mr. Golomb co-founded and was the managing partner of ICO Governance Foundation, a non-profit decentralized global organization with a protocol-based global community mission that performs a self-regulatory function for ICOs in decentralized capital markets. From June 2015 to May 2017, he served as the Chief Financial Officer of Breathometer, a pioneer in breath analysis technology. From December 2013 to April 2015, Mr. Golomb was Chief Financial Officer and Board Member of BitFury Group Ltd., a market leading full-service Blockchain technology company, and one of the largest private infrastructure providers in the Blockchain ecosystem. From 2011 to 2013 Mr. Golomb was an independent Senior Financial Consultant. From 2008 to 2011 Mr. Golomb was Co-Founder, Board Member, and Co-President (Finance/Operations/Business Development) at Mayak Real Estate, a joint venture between Morgan Stanley, MCP, and Mr. Golomb. From 2005 to 2007 Mr. Golomb was Chief Financial Officer at Sistema Hals Real Estate Joint-Stock Company, a publicly traded company on the London Stock Exchange. From 2002 to 2005, Mr. Golomb was Sr. Finance Manager / Head of Compliance at Trimble Navigation Ltd., a global leader in GPS technology and a publicly-traded company on NASDAQ. From 2000 to 2002 Mr. Golomb was Corporate Controller at Entegrity Solutions Corporation, a security software company. Prior to his public and private company experience Mr. Golomb was a Senior Consultant at PricewaterhouseCoopers. Mr. Golomb holds a Master of Science in Management from Stanford University Graduate School of Business, a Masters of Business Administration from Santa Clara University, and a Bachelor of Arts with a double major in Economics and Diplomacy & World Affairs from Occidental College. He is also a CPA (inactive) in California.
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
As of December 31, 2017, we had approximately $17.5 million in cash and cash equivalents and $29.6 million in aggregate principal amount of outstanding indebtedness, consisting of $19.8 million in aggregate principal amount of outstanding borrowings under our short-term debt obligations, $3.0 million in long-term debt obligations and $6.8 million in long-term related party borrowings. Our cash and cash equivalents as of December 31, 2017 included $12.1 million in cash balances held by our Korean subsidiary. Our current lack of liquidity could harm us by:

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
Furthermore, as discussed in “Part II, Item 9A. Controls and Procedures,” our management has identified material weaknesses in our internal control over financial reporting, which were unremediated as of December 31, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
Although we had net income of $1.2 million for the year ended December 31, 2017 and positive cash flow from operating activities in each of the last three years, we incurred a net loss of $15.3 million for the year ended December 31, 2016 and significant losses in prior years. We have an accumulated deficit of $18.9 million at December 31, 2017. We have significant fixed expenses and expect that we will continue to incur substantial manufacturing, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the ongoing development of our business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to acquisitions and the integration of new technologies and other acquisitions that may occur in the future. We may not be able to adequately manage costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to sustain profitability in future periods will depend on our ability to generate and sustain higher revenue while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenue to sustain profitability in future periods, we may incur operating losses, which could be substantial, and our stock price could decline.
Our level of indebtedness could adversely affect our business, operating results and financial condition.
We have a significant amount of indebtedness. As of December 31, 2017, the aggregate principal amount of our outstanding indebtedness was $29.6 million, which comprised $19.8 million in aggregate principal amount of outstanding borrowings under our short-term debt obligations, $3.0 million in long-term debt obligations and $6.8 million in long-term related party borrowings. We may incur additional indebtedness in the future, including additional borrowings under our credit facility (the WFB Facility) with Wells Fargo Bank ("WFB"). The level of indebtedness could have important consequences and could materially and adversely affect us in a number of ways, including:

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
The WFB Facility and the instruments governing our other indebtedness include covenants (including, in the case of the WFB Facility, financial ratios) that may restrict our ability to operate our business. These covenants restrict, among other matters, our ability to incur additional indebtedness, grant liens, sell or dispose of assets, make loans and investments, pay dividends, redeem or repurchase capital stock, enter into affiliate transactions and consolidate or merger with, or sell substantially all of our assets to, another person. If we default under the WFB Facility or other instrument governing our other indebtedness because of a covenant breach or otherwise, all amounts outstanding thereunder could become immediately due and payable. In addition, WFB may be entitled to, among other things, sell our assets to satisfy the obligations under the WFB Facility. In the past we have violated the covenants in our credit facilities and received waivers for these violations. As of December 31, 2017, the Company was in technical violation of covenants under the WFB Facility to pledge the stock of certain foreign subsidiaries and transfer certain funds to WFB bank accounts. On March 19, 2018, the Company executed an agreement with WFB which cured the breach.
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
We conduct significant business in Korea and as of December 31, 2017 our Korean subsidiary held more than half of our cash and cash equivalents, both of which subject us to Korean foreign currency exchange rate risk. Currently, we do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments to mitigate the currency exchange rate risk. Our results of operations and our cash flows could be impacted by changes in foreign currency exchange rates.
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
Competition in communications equipment markets is intense. These markets are characterized by rapid change, converging technologies and a migration to networking solutions that offer superior advantages. We are aware of many companies in related markets that address particular aspects of the features and functions that our products provide. Currently, our primary competitors in our core business include Nokia, Calix, Adtran, Huawei, and ZTE, among others. In our FiberLAN business, our competitors include Tellabs and Cisco. In our Ethernet switching business, our competitors include Brocade, Juniper and Cisco. We also may face competition from other large communications equipment companies or other companies that may enter our markets in the future. In addition, a number of companies have introduced products that address the same network needs that our products and solutions address, both domestically and abroad. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical, sales and marketing resources than we do and may be able to undertake more extensive marketing efforts, adopt more aggressive pricing policies and provide more customer financing than we can. In particular, we are encountering price-focused competitors from Asia, especially China, which places pressure on us to reduce our prices. If we are forced to reduce prices in order to secure customers, we may be unable to sustain gross margins at desired levels or achieve profitability. Competitive pressures could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which could reduce our revenue and adversely affect our financial results. Moreover, our competitors may foresee the course of market developments more accurately than we do and could develop new technologies that render our products less valuable or obsolete.
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
The telecommunications equipment industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent, copyright, trademark and other intellectual property rights, which may relate to technologies and related standards that are relevant to us. From time to time, we receive correspondence from companies claiming that our products are using technology covered by or related to the intellectual property rights of these companies and inviting us to discuss or demanding licensing or royalty arrangements for the use of the technology or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These companies also include third-party non-

practicing entities (also known as patent trolls) that focus on extracting royalties and settlements by enforcing patent rights. These companies typically have little or no product revenues and therefore our patents may provide little or no deterrence against such companies filing patent infringement lawsuits against us. In addition, third parties have initiated and may continue to initiate litigation against our manufacturers, suppliers, distributors or even our customers alleging infringement or misappropriation of their proprietary rights with respect to existing or future products, or components of our products. For example, various proceedings have been commenced against Broadcom Corporation and other parties alleging patent infringement in various jurisdictions, and in some cases the courts have issued rulings adverse to Broadcom enjoining Broadcom from offering, distributing, using or importing products that include the challenged intellectual property. Although we are not party to these proceedings, adverse rulings or injunctive relief awarded against Broadcom or other key suppliers of components for our products may result in delays or stoppages in the shipment of affected components, or require us to recall, modify or redesign our products containing such components. Regardless of the merit of claims against us or our manufacturers, suppliers, distributors or customers, intellectual property litigation can be time consuming and costly, and result in the diversion of the attention of technical and management personnel. Any such litigation could force us to stop manufacturing, selling, distributing, exporting, incorporating or using products or components that include the challenged intellectual property, or to recall, modify or redesign such products. In addition, if a party accuses us of infringing upon its proprietary rights, we may have to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all. If we are unsuccessful in any such litigation, we could be subject to significant liability for damages and loss of our proprietary rights. Any of these events or results could have a material adverse effect on our business, financial condition and results of operations.
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
Our business and operations are especially subject to the risks of earthquakes, hurricanes and other natural catastrophic events.
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
Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.

Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax (or repatriation tax) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service (IRS), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. While our analysis and interpretation of this legislation is preliminary and ongoing, based on our current evaluation, we expect that we may be subject to tax on certain global intangible low-taxed income and be subject to limitations on deductibility of performance-based compensation for officers. Furthermore, we believe that the limitation on interest deductions may negatively impact our cash flows going forward. Further, there may be other material adverse effects resulting from the legislation that we have not yet identified. While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the recent tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our securities.
As long as DNI controls us, other holders of our common stock will have limited ability to influence matters requiring stockholder approval and DNI’s interest may conflict with our interests and the interests of other stockholders.
As of December 31, 2017, DNI owned approximately 58% of the outstanding shares of our common stock. Accordingly, until such time as DNI and its affiliates hold shares representing less than a majority of the votes entitled to be cast by the holders of our outstanding common stock at a stockholder meeting, DNI generally will have the ability to control the outcome of any matter submitted for the vote of our stockholders, except in certain circumstances set forth in our certificate of incorporation or bylaws. In addition, pursuant to our bylaws, we are subject to certain requirements and limitations regarding the composition of our board of directors until September 2018. Thereafter, for so long as DNI and its affiliates hold shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of our common stock at a stockholder meeting, DNI will be able to freely nominate and elect all the members of our board of directors, subject only to a requirement that a certain number of directors qualify as "independent directors" under Nasdaq listing rules and applicable laws. We have elected to be treated as a “controlled company” under Nasdaq Marketplace Rules because more than 50% of the voting power for the election of directors is held by DNI. As a “controlled company,” we may rely on exemptions from certain corporate governance requirements under Nasdaq Marketplace Rules, including the requirement that we have a majority of independent directors on the Board of Directors and requirements with respect to compensation and nominating and corporate governance committees. The directors elected by DNI will have the authority to make decisions affecting our capital structure, including the issuance of additional capital stock or options, the incurrence of additional indebtedness, the implementation of stock repurchase programs, and the declaration of dividends. The interests of DNI may not coincide with the interests of our other stockholders or with holders of our indebtedness. DNI’s ability, subject to the limitations in our certificate of incorporation and bylaws, to control all matters submitted to our stockholders for approval limits the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our stockholders or holders of our indebtedness do not view as beneficial. In addition, the existence of a controlling stockholder may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from seeking to acquire, us. A third party would be required to negotiate any such transaction with DNI, and the interests of DNI with respect to such transaction may be different from the interests of our other stockholders or with holders of our indebtedness. In addition, provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.
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
There is a limited public market for our common stock. The average daily trading volume in our common stock during the 12 months ended December 31, 2017 was approximately 13,415 shares (post reverse stock split) per day. We cannot provide assurances that a more active trading market will develop or be sustained. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares of our common stock could result in significant price fluctuations and it may be difficult for holders to sell their shares without depressing the market price for our common stock.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We lease our worldwide headquarters, which are located in Oakland, California. We also lease facilities for manufacturing, research and development purposes at locations including Seminole, Florida, Alpharetta, Georgia, Korea, India, China and Vietnam. We maintain smaller offices to provide sales and customer support at various domestic and international locations. We manufacture many of our more complex products at our manufacturing facility in Florida. We believe that our existing facilities are suitable and adequate for our present purposes.
ITEM 3.    LEGAL PROCEEDINGS

On November 30, 2017, we settled a patent infringement claim asserted by TQ Delta LLC by entering into a patent license agreement with TQ Delta LLC. Under the terms of the agreement, we expensed $0.4 million in royalty payments in 2017 and will expense $1.0 million in royalty payment in 2018.
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

2017:
	High	Low
Fourth Quarter ended December 31, 2017	$9.49	$6.25
Third Quarter ended September 30, 2017	7.49	5.71
Second Quarter ended June 30, 2017	6.25	5.46
First Quarter ended March 31, 2017	6.28	4.32

2016:
	High	Low
Fourth Quarter ended December 31, 2016	$5.95	$4.65
Third Quarter ended September 30, 2016	7.10	5.25
Second Quarter ended June 30, 2016	8.25	5.60
First Quarter ended March 31, 2016	8.10	5.00
As of March 26, 2018 there were 591 registered stockholders of record. A substantially greater number of holders of DZS common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
The graph compares the cumulative total return of our common stock from December 31, 2012 through December 31, 2017 with the performance of the S&P 500 Index and the NASDAQ Telecommunications Index over those periods.
The graph assumes that (i) $100 was invested in our common stock at the closing price of our common stock on December 31, 2012, (ii) $100 was invested in each of the S&P 500 Index and the NASDAQ Telecommunications Index at the closing price of the respective indices on that date and (iii) all dividends received were reinvested. To date, no cash dividends have been declared or paid on our common stock. The Company's common stock began trading on an adjusted basis on March 1, 2017 following an one-for-five reverse stock split.

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
DASAN Zhone Solutions, Inc.	$100	$1,127	$373	$211	$208	$391
S&P 500 Index - Total Returns	100	132	151	153	171	208
NASDAQ Telecommunications Index	100	127	142	134	158	190

ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data has been derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The Merger has been accounted for as a reverse acquisition under which DNS was considered the accounting acquirer of DZS. As such, the selected financial data below comprises the operating results of DNS and its consolidated subsidiaries for periods through September 8, 2016 and DZS and its consolidated subsidiaries for periods on or after September 9, 2016, the effective date of the Merger.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statement of Comprehensive Income (Loss) Data:
Net revenue	$215,732	$121,670	$114,421	$108,634	$108,046
Net revenue - related parties	31,382	28,634	24,775	30,760	10,164
Total net revenue	247,114	150,304	139,196	139,394	118,210
Gross profit	81,369	40,947	35,886	40,842	40,953
Total operating expenses	80,647	53,996	38,863	37,639	32,814
Operating income (loss)	722	(13,049)	(2,977)	3,203	8,139
Interest income	129	183	136	418	550
Interest expense	(1,019)	(830)	(532)	(526)	(629)
Other (expense) income, net	(731)	(145)	266	122	656
(Loss) income before income taxes	(899)	(13,841)	(3,107)	3,217	8,716
Income tax (benefit) provision	(2,072)	1,487	232	1,380	2,208
Net income (loss)	1,173	(15,328)	(3,339)	1,837	6,508
Net income (loss) attributable to non-controlling interest	102	(2)	—	—	—
Net income (loss) attributable to DASAN Zhone Solutions, Inc.	$1,071	$(15,326)	$(3,339)	$1,837	$6,508

Basic earnings (loss) per share attributable to DASAN Zhone Solutions, Inc.(1)	$0.07	$(1.32)	$(0.36)	$0.20	$0.71
Diluted earnings (loss) per share attributable to DASAN Zhone Solutions, Inc. (1)	0.07	(1.32)	(0.36)	0.20	0.71

Weighted average shares outstanding used to compute basic net income (loss) per share (1)	16,383	11,637	9,314	9,199	9,146
Weighted average shares outstanding used to compute diluted net income (loss) per share (1)	16,396	11,637	9,314	9,199	9,146

(1) Basic net income (loss) per share was not different from the diluted net income (loss) per share (1) for the years ended December 31, 2013 through 2015 because we had not issued potential common stock and (2) for the year ended December 31, 2016 because the effects of stock options and restricted stock units would have been anti-dilutive.

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$17,475	$18,886	$9,095	$7,150	$24,719
Working capital	62,286	56,819	33,159	40,033	37,987
Total assets	159,127	145,447	83,226	103,279	88,384
Stockholders’ equity and non-controlling interest	73,767	66,868	41,465	48,633	47,124

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

•
Our Ethernet switching products provide a high-performance and manageable solution that bridges the gap from carrier access technologies to the core network. Our products support pure Ethernet switching as well as layer 3 IP and MPLS and are currently being developed for deployment as part of SDNs.

•
Our mobile backhaul products provide a robust, manageable and scalable solution for mobile operators that enable them to upgrade their mobile backhaul systems and migrate from 3G networks to LTE and beyond. Our mobile backhaul products may be collocated at the RAN BS and can aggregate multiple RAN BS into a single backhaul for delivery of mobile traffic to the RAN network controller. We provide standard Ethernet/IP or MPLS interfaces and interoperate with other vendors in these networks.

•
Our FiberLAN portfolio of POLAN products are designed for enterprise, campus, hospitality, and entertainment arena usage. Our FiberLAN portfolio includes our high-performance, high-bandwidth GPON OLTs connected to the industry’s most diverse ONT product line, which include units with integrated PoE to power a wide range of PoE-enabled access devises.

•
Our SDN and NFV strategy is to develop tools and building blocks that will allow service providers to migrate their networks’ full complement of legacy control plane and data plane devices to a centralized intelligent controller that can reconfigure the services of the hundreds of network elements in real time for more controlled and efficient provision of bandwidth and latency across the network. The migration move to SDN and NFV will provide better service for end customers and a more efficient and cost-effective use of hardware resources for service providers.

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

Common Control Transaction

On December 31, 2017, DNS (a wholly owned subsidiary of ours) acquired 100% and 99.99% of the common stock of D-Mobile Limited (“D-Mobile”) and DASAN India Private Limited (DASAN India), respectively, from DNI. D-Mobile and DASAN India are resellers of our products in Taiwan and India, respectively. The consideration payable by us to DNI for the common stock is the net book value of D-Mobile and DASAN India at December 31, 2017, subject to final adjustments. The net book value of D-Mobile and DASAN India was an aggregate of $0.8 million. We accounted for these transactions as common control transactions, with the net assets transferred recorded at historical cost. The transactions did not result in a change in reporting entity and hence were accounted for prospectively.
Items Affecting Comparability of our Financial Results
As discussed in Note 2 to the consolidated financial statements set forth in Part II, Item 8 of this report, the Merger has been accounted for as a reverse acquisition under which DNS was considered the accounting acquirer of Legacy Zhone. As such, our financial results presented in this Annual Report on Form 10-K reflect the operating results of DNS and its consolidated subsidiaries for the year-ended December 31, 2015 and for the period from January 1, 2016 through September 8, 2016 and the operating results of both DNS and Legacy Zhone and their respective consolidated subsidiaries for all periods from and after September 9, 2016. Our balance sheet as of December 31, 2016 included the fair value of the assets and liabilities of Legacy Zhone as of the effective date of the Merger. Those assets include the fair value of acquired intangible assets and goodwill. The year ended December 31, 2017 was the first fiscal year in which our financial results reflected a full year of operating results for both DNS and Legacy Zhone and their respective consolidated subsidiaries. Due to the foregoing, our financial results for the year ended December 31, 2017 are not comparable to our financial results for prior years.
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
For multiple deliverable revenue arrangements, we allocate revenue to products and services using the relative selling price method to recognize revenue when the revenue recognition criteria for each deliverable are met. The selling price of a deliverable is based on a hierarchy and if we are unable to establish vendor-specific objective evidence of selling price (VSOE) we look to third-party evidence of selling price (TPE) and if no such data is available, we use a best estimated selling price (BESP). In most instances, particularly as it relates to products, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE cannot be established, we attempt to establish the selling price of each element based on TPE. Generally, our marketing strategy differs from that of our peers and our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we are typically not able to determine TPE for our products.
When we are unable to establish selling price using VSOE or TPE, we use BESP. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. The BESP of each deliverable is determined using average discounts from list price from historical sales transactions or cost plus margin approaches based on factors, including our gross margin objectives, pricing practices and customer and market specific considerations.
We have established TPE for our training, education and installation services. These service arrangements are typically short term in nature and are largely completed shortly after delivery of the product. TPE is determined based on competitor prices for similar deliverables when sold separately. Training and education services are based on a daily rate per person and vary according to the type of class offered. Installation services are based on daily rate per person and vary according to the complexity of the products being installed. Training, education and installation service arrangements are typically not material, are short term in nature and are largely completed shortly after delivery of the product.
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

Allowances for Sales Returns and Doubtful Accounts
We record an allowance for sales returns for estimated future product returns related to current period product revenue. The allowance for sales returns is recorded as a reduction of revenue and an allowance against our accounts receivable. We base our allowance for sales returns on periodic assessments of historical trends in product return rates and current approved returned products. If the actual future returns were to deviate from the historical data on which the reserve had been established, our future revenue could be adversely affected. We record an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments for amounts owed to us. The allowance for doubtful accounts is recorded as a charge to general and administrative expenses. We base our allowance on periodic assessments of our customers’ liquidity and financial condition through analysis of information obtained from credit rating agencies, financial statement reviews and historical collection trends. Additional allowances may be required in the future if the liquidity or financial condition of our customers deteriorates, resulting doubts about their ability to make payments.
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
Goodwill and Other Acquisition-Related Intangible Assets
Goodwill and other acquisition-related intangible assets not subject to amortization are tested annually for impairment using a two-step approach, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. In the application of the impairment testing, we are required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates.   Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to purchased in-process research and development for future acquisitions, and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price of the acquired companies to intangible assets and goodwill has a significant impact on our future operating results. The allocation process requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, we would have to perform an impairment review that might result in material write-downs of intangible assets and/or goodwill. Other factors we consider important which could trigger an impairment review, include, but are not limited to, significant changes in the manner of use of our acquired assets, significant changes in the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that the cost of an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted.  Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our intangible assets may change in the future, which could result in additional non-cash charges that would adversely affect our results of operations and financial condition.
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

RESULTS OF OPERATIONS
Results include the operating results of Legacy Zhone from and after September 9, 2016. Therefore, our financial results for the year ended December 31, 2017 are not comparable to our financial results for prior years.
We list in the table below the historical consolidated statement of comprehensive income (loss) as a percentage of total net revenue for the periods indicated.

	Year ended December 31,
	2017	2016	2015
Net revenue:
Net revenue	87%	81%	82%
Net revenue - related parties	13%	19%	18%
Total net revenue	100%	100%	100%
Cost of revenue:
Products and services	56%	56%	58%
Products and services - related parties	11%	16%	16%
Amortization of intangible assets	0%	0%	0%
Total cost of revenue	67%	73%	74%
Gross profit	33%	27%	26%
Operating expenses:
Research and product development	14%	17%	15%
Selling, marketing, general and administrative	18%	18%	13%
Amortization of intangible assets	1%	1%	0%
Gain from sale of assets	0%	0%	0%
Total operating expenses	33%	36%	28%
Operating income (loss)	0%	(9)%	(2)%
Interest income	0%	0%	0%
Interest income (expense)	0%	(1)%	0%
Other income (expense), net	0%	0%	0%
Income (loss) before income taxes	0%	(9)%	(2)%
Income tax (benefit) provision	(1)%	1%	0%
Net income (loss)	0%	(10)%	(2)%
Net income (loss) attributable to non-controlling interest	0%	0%	0%
Net income (loss) attributable to DASAN Zhone Solutions, Inc.	0%	(10)%	(2)%
2017 COMPARED WITH 2016
Net Revenue
The year ended December 31, 2017 was the first year in which our financial results reflected a full year of operating results for both DNS and Legacy Zhone and their respective consolidated subsidiaries. Net revenue improved compared to prior years reflecting the combined Company's broad base of geographic regions and product categories. Across international markets, Asia-Pacific (including Korea) contributed approximately 55% of net revenue in 2017. We are seeing strong customer tractions in EMEA and Latin America, which collectively accounted for approximately 23% of 2017 net revenue. Our North America region accounted for approximately 22% of 2017 net revenue.
From a product net revenue perspective, we are seeing a broad based strength across our five solution offerings (broadband access, Ethernet switching, mobile backhaul, POLAN and SDN).
Information about our net revenue for products and services for 2017 and 2016 is summarized below (in millions):

	2017	2016	Increase (Decrease)	% change
Products	$235.1	$142.2	$92.9	65%
Services	12.0	8.1	3.9	48%
	$247.1	$150.3	$96.8	64%
Information about our net revenue for North America and international markets for 2017 and 2016 is summarized below (in millions):

	2017	2016	Increase (Decrease)	% change
Revenue by geography:
United States	$48.9	$16.9	$32.0	189%
Canada	5.6	2.0	3.6	180%
Total North America	54.5	18.9	35.6	188%
Latin America	26.2	9.6	16.6	173%
Europe, Middle East, Africa	30.8	13.6	17.2	126%
Korea	81.5	77.9	3.6	5%
Other Asia Pacific	54.1	30.3	23.8	79%
Total International	192.6	131.4	61.2	47%
Total	$247.1	$150.3	$96.8	64%
Net revenue increased 64% or $96.8 million to $247.1 million for 2017 compared to $150.3 million for 2016. The increase in net revenue was primarily due to 2017 being the first fiscal year in which our financial results reflected a full year of the combined operating results of DNS and Legacy Zhone.
International net revenue increased 47% or $61.2 million to $192.6 million for 2017 compared to $131.4 million for 2016, and represented 78% of total net revenue compared with 87% in 2016. Net revenue from North America increased 188% or $35.6 million to $54.5 million in 2017 compared to $18.9 million in 2016. The increase in net revenue was primarily due to 2017 being the first fiscal year in which our financial results reflected a full year of operating results for both DNS and Legacy Zhone.
Additionally, we are seeing significant platform benefits from the combination of DNS and Legacy Zhone. We continue to successfully cross-sell a broader set of products into our complimentary DNS and Legacy Zhone customer base. DNS primarily sold its products to leading tier-1 carriers in the Asia-Pacific region and Legacy Zhone sold its products to alternative carriers in the Americas, Europe, the Middle East and Africa, as well as several tier-1 carriers in the Middle East. Also, in the past year we have increasingly seen customers signing longer multi-year deals across wide ranging deployments, including GPON deployments and expansions, EPON deployments, and VDSL deployments across the United States, EMEA, Latin America, and Asia Pacific.
We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.
Cost of Revenue and Gross Profit
Total cost of revenue increased $56.4 million or 52% to $165.7 million for 2017, compared to $109.4 million for 2016. Total cost of revenue was 67% of net revenue for 2017, compared to 73% of net revenue for 2016, which resulted in an increase in gross profit percentage to 33% in 2017 from 27% in 2016. As previously discussed, 2017 was the first fiscal year in which our financial results reflected a full year of operating results for both DNS and Legacy Zhone. Gross margin increased in 2017 compared to 2016 primarily due to economies of scale from the Merger, including benefiting from flexible sourcing and production efficiencies as well as improved product mix.
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
Research and Product Development Expenses
Research and product development expenses increased 40% or $10.0 million to $35.4 million for 2017 compared to $25.4 million for 2016. The increase in research and development expense was primarily due to 2017 being the first fiscal year in which our financial results reflected a full year of operating results for both DNS and Legacy Zhone.
We intend to continue to invest in research and product development to attain our strategic product development objectives while seeking to manage the associated costs through expense controls.
Selling, Marketing, General and Administrative Expenses
Selling, marketing, general and administrative expenses increased 61% or $16.6 million to $43.9 million for 2017 compared to $27.3 million for 2016. Selling, marketing, general and administrative expenses include personnel costs for sales, marketing, administration, finance, information technology, human resources and general management as well as legal and accounting expenses, rent, utilities, trade show expenses and related travel costs. The increase in selling, marketing, general and administrative expenses was primarily due to 2017 being the first fiscal year in which our financial results reflected a full year of operating results for both DNS and Legacy Zhone. As a percentage of sales, selling, marketing, general and administrative expenses were flat at 18% in 2017 and 2016.
Gain from Sale of Assets
We recorded a gain from sale of certain intellectual property of $0.3 million in December of 2016. There was no similar activities in 2017.
Interest Expense, net
Interest expense, net for 2017 and 2016 was $0.9 million and $0.6 million, respectively. This increase was primarily related to an increase in our outstanding debt balance to $29.6 million at December 31, 2017 from $24.4 million at December 31, 2016. Interest rates on our borrowings were relatively flat during 2017 and 2016.
Other Expense, net
Other expense, net for 2017 was $0.7 million compared to $0.1 million in 2016. This includes $0.5 million of currency exchange loss in 2017 compared to currency exchange loss of $0.4 million in 2016.
Income Tax Provision (Benefit)
We recorded an income tax benefit of $2.1 million for the year ended 2017 compared to an income tax provision of $1.5 million for the year ended December 31, 2016. The decrease during the fiscal year 2017 was mainly due to the release of valuation allowance against our net deferred tax assets in Korea. Management determined that it is more likely than not that the net deferred tax assets will be realized in this tax jurisdiction.
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the “Act”) into law. The new legislation decreases the U.S. corporate federal income tax rate from 35% to 21% effective January 1, 2018. The reduction in tax rate resulted in a $5.3 million reduction in net deferred tax assets. There was no impact on recorded deferred tax balances as the remeasurement of net deferred tax assets was offset by a change in valuation allowance. The Act imposes a one-time deemed repatriation tax on undistributed foreign earnings. We did not have a deemed repatriation due to our foreign earnings deficits. The Act also includes a number of other provisions including the elimination of loss carrybacks, limitations on the use of future losses, repeal of the Alternative Minimum Tax regime, and the introduction of a base erosion and anti-abuse tax. These provisions are not expected to have immediate effect on us.

2016 COMPARED WITH 2015
Net Revenue
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
Other Income (Expense), net
Other expense, net for 2016 was $0.1 million compared to other income, net for 2015 of $0.3 million. This includes $0.4 million of currency exchange loss in 2016 compared to currency exchange gain of $0.3 million in 2015. The expense recorded in 2016 was primarily related to an increase in guarantee expenses of $0.4 million offset by a gain of $0.3 million related to common area maintenance reimbursement.
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
Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$1,173	$(15,328)	$(3,339)
Add:
Interest expense, net	890	647	396
Income tax (benefit) provision	(2,072)	1,487	232
Depreciation and amortization	3,817	3,173	1,404
Stock-based compensation	902	336	—
Merger transaction costs	—	1,273	—
Adjusted EBITDA	$4,710	$(8,412)	$(1,307)

LIQUIDITY AND CAPITAL RESOURCES
Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.
We had net income of $1.2 million for the year ended December 31, 2017. However, we incurred a net loss of $15.3 million for the year ended December 31, 2016 and significant losses in prior years. As of December 31, 2017, we had an accumulated deficit of $18.9 million and working capital of $62.3 million. As of December 31, 2017, we had $17.5 million in cash and cash equivalents, which included $12.1 million in cash balances held by our Korean subsidiary, and $29.6 million in aggregate principal amount of short-term debt obligations, other long-term debt and long-term related party borrowings. In addition, as of December 31, 2017 we had $8.6 million committed as security for letters of credit under our revolving credit facilities leaving $12.0 million in aggregate borrowing availability under these facilities. Our current lack of liquidity could harm us by:

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
These factors indicate that cash flows might not be sufficient for us to meet our obligations as they come due in the ordinary course of business for a period of 12 months from the date of this Annual Report on Form 10-K.

However, we plan to focus on cost management, operating efficiency and restrictions on discretionary spending. In addition, if necessary, we may sell assets, issue debt or equity securities or purchase credit insurance. We may also reduce the scope of our planned product development, reduce sales and marketing efforts and reduce our operations in low margin regions, including reductions in headcount. Since December 31, 2017, we have modified the terms of certain existing debt and obtained a new loan, as described more fully in Note (19), Subsequent Events. Based on our current plans and current business conditions, we believe that these measures along with our existing cash, cash equivalents and available credit facilities will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months from the date of this Annual Report on Form 10-K.
Our ability to meet our obligations as they become due in the ordinary course of business for the next 12 months will depend on our ability to achieve forecasted results and our ability to access funds approved under existing facilities. Management’s belief that they will achieve these results assumes that, among other things, we will continue to be successful in implementing our business strategy and that there will be no material adverse development in our business, liquidity or capital requirements. If one or more of these factors do not occur as expected, it could cause us to fail to meets our obligations as they come due.
Operating Activities
Net Cash provided by operating activities was $1.9 million in 2017, compared to $3.5 million in 2016. Net cash flow provided by operating activities declined in 2017 primarily because the $16.5 million improvement in income (from a loss of $15.3 million in 2016 to income of $1.2 million in 2017) was offset by a $17.3 million decline from changes in operating assets and liabilities (which provided cash of $13.6 million in 2016 and used cash of $3.7 million in 2017), as well as a $4.3 million reduction in non-cash deferred taxes (from an addition to net income of $1.4 million in 2016 to a reduction from net income in of $2.9 million in 2017). The decline in cash from changes in operating assets and liabilities was primarily due to normal fluctuations in accounts receivable and payables as well as higher bonus accruals at year-end 2016. The non-cash deferred tax benefit in 2017 was due to the release of valuation allowance against the Company's net deferred tax assets in Korea.
Investing Activities
Cash flow used in or provided by investing activities consists primarily of changes in restricted cash, the purchase or disposal of property and equipment and the sale or purchase of short-term investments. Net cash from investing activities declined by $7.5 million to net cash used in investing activities of $4.7 million in 2017 compared to net cash provided by investing activities of $2.8 million in 2016 primarily because in 2016 we acquired cash through the Merger of $7.0 million .
Financing Activities
Cash flow from financing activities consist primarily of proceeds and repayments of borrowings. For fiscal year 2017, net cash provided by financing activities totaled $1.5 million and consisted primarily of proceeds from short-term borrowings of $25.8 million partially offset by repayments of borrowings of $24.4 million.
For fiscal year 2016, net cash provided by financing activities consisted of proceeds from short-term borrowings of $25.1 million and proceeds from long-term borrowings of $5.0 million, offset by repayments of short-term borrowings of $27.3 million.
Cash Management
Our primary source of liquidity comes from our cash and cash equivalents, which totaled $17.5 million at December 31, 2017, as well as our credit facilities, under which we had aggregate borrowing availability of $12.0 million as of December 31, 2017. Our cash and cash equivalents as of December 31, 2017 included $12.1 million in cash balances held by our Korean subsidiary.
Wells Fargo Bank Facility
As of December 31, 2017, we had a $25.0 million revolving line of credit and letter of credit facility with WFB. Under the WFB Facility, we have the option of borrowing funds at agreed upon interest rates. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the WFB Facility, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.
As of December 31, 2017, we had no outstanding borrowings under our WFB Facility. Based on our eligible accounts receivable and inventory and $2.3 million committed as security for letters of credit, we had $9.2 million of borrowing availability under the WFB Facility as of December 31, 2017. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on our average excess availability (as calculated under the WFB Facility). The interest rate on the WFB Facility was 4.19% at December 31, 2017. The maturity date under the WFB Facility is March 31, 2019.
Our obligations under the WFB Facility are secured by substantially all of our personal property assets and those of our subsidiaries that guarantee the WFB Facility, including our intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If we default under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. In the past we have violated the covenants in our former revolving line of credit and letter of credit facility and received waivers for these violations. On July 3, 2017, we executed an agreement with WFB to extend the due date for delivery for our audited financial statements for the year ended December 31, 2016 to September 27, 2017. As of December 31, 2017, we were in technical violation of covenants under the WFB facility to pledge the stock of certain foreign subsidiaries and transfer certain funds to WFB bank accounts. On March 19, 2018, we executed an agreement with WFB which cured the breach. Effective March 27, 2018, the Company and WFB modified the definition of Liquidity Trigger Event (as defined in the WFB Facility) from $10.0 million to $5.0 million on March 31, 2018 or $10.0 million for subsequent quarters. Effective March 30, 2018, the Company and WFB amended the WFB Facility to extend the maturity date from March 31, 2019 to July 15, 2019. We make no assurances that we will be in compliance with WFB Facility covenants in the future.
Bank and Trade Facilities - Foreign Operations
Certain of our foreign subsidiaries have entered into various financing arrangements with foreign banks and other lending institutions consisting primarily of revolving lines of credit, trade facilities, term loans and export development loans. These facilities are renewed on an annual basis and are generally secured by a security interest in certain assets of the applicable foreign subsidiaries and supported by guarantees given by DNI or third parties. Certain of these financing arrangements are guaranteed by DNI. Payments under such facilities are made in accordance with the given lender’s amortization schedules. As of December 31, 2017 and December 31, 2016, we had an aggregate outstanding balance of $19.8 million and $17.6 million, respectively, under such financing arrangements, and the interest rate per annum applicable to outstanding borrowings under these financing arrangements as of December 31, 2017 and December 31, 2016 ranged from 1.58% to 8.90% and 1.92% to 4.08%, respectively.
Related-Party Debt
In connection with the Merger, on September 9, 2016, we entered into a loan agreement with DNI for a $5.0 million unsecured subordinated term loan facility. Under the loan agreement, we were permitted to request drawdowns of one or more term loans in an aggregate principal amount not to exceed $5.0 million. As of December 31, 2017, $5.0 million in term loans was outstanding under the facility. Such term loans mature in September 2021 and are pre-payable at any time by us without premium or penalty. The interest rate as of December 31, 2017 under this facility was 4.6% per annum.
In addition, we borrowed $1.8 million from DNI for capital investment in February 2016, which amount was outstanding as of December 31, 2017. This loan was due to mature in March 2018 with an option of renewal by mutual agreement, and bore interest at a rate of 4.6% per annum, payable annually. Effective February 27, 2018, we amended the terms of this loan to extend the repayment date from March 2018 to July 2019 and maintain an interest rate of 4.6%.
On March 27, 2018, DNS (a Korean-based, wholly-owned subsidiary of the Company) borrowed KRW6.5 billion ($6.0 million in USD) from DNI. The loan bears interest at a rate of 4.6% and is due on June 27, 2019.
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
Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of December 31, 2017, two customers, accounted for 20% (a related-party) and 11% respectively of net accounts receivable, and receivables from customers in countries other than the United States represented 84% of net accounts receivable. Additionally, Dasan Networks Japan has factoring arrangements in relation to certain accounts receivable with certain financial institutions as December 31, 2017. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

Contractual Commitments and Off-Balance Sheet Arrangements
At December 31, 2017, our future contractual commitments by fiscal year were as follows (in thousands):

	Total	Payments due by period
		2018	2019	2020	2021	2022	Thereafter
Operating leases	$23,243	$3,794	$2,928	$2,844	$2,590	$2,664	$8,423
Purchase commitments	8,037	8,037	—	—	—	—	—
Short-term debt	19,790	19,790	—	—	—	—	—
Long-term debt - others	2,987	—	2,987	—	—	—	—
Long-term debt - related party	6,800	—	1,800	—	5,000	—	—
Other payable - related party	1,956	1,956	—	—	—	—	—
Royalty obligations	1,000	1,000	—	—	—	—	—
Total future contractual commitments	$63,814	$34,577	$7,715	$2,844	$7,590	$2,664	$8,423
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
Purchase Commitments
The purchase commitments shown above represent non-cancellable inventory purchase commitments as of December 31, 2017.
Short-term Debt
The short-term debt obligations have been recorded as liabilities on our balance sheet, and comprise of $19.8 million in outstanding borrowings under the credit facilities of our foreign subsidiaries. The short-term debt obligation amount shown above represents scheduled principal repayments, but not the associated interest payments which may vary based on changes in market interest rates. At December 31, 2017, the interest rate per annum applicable to outstanding borrowings under the trade facilities of our foreign subsidiaries ranged from 1.58% to 8.90%. See above under “Cash Management” for further information about these facilities.
Long-term Debt - Others
The long-term debt obligation of $3.0 million above represents scheduled principal repayment of general loan to Shinhan Bank. On March 28, 2018, DNS and Shinhan Bank extended the term of their $3.0 million loan from March 30, 2018 to March 30, 2019. As such, the Company reclassed this debt to long-term as of December 31, 2017.
Long-term Debt - Related Party
As of December 31, 2017, we had borrowed an aggregate of $6.8 million from DNI. The amounts listed in the table above reflect the amendment in January 2018 to the DNS capital investment loan, which among other matters, extended the repayment date of the loan to July 2019. See above under “Cash Management” for further information about our related party debt.

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
For the year ended December 31, 2017 no customer represented 10% or more of net revenue. For the year ended December 31, 2016, three customers represented 16%, 14% (a related party) and 10% of net revenue, respectively. For the year-ended December 31, 2015, four customers represented 26%, 21%, 17% (a related party) and 10% of net revenue respectively. As of December 31, 2017, two customers accounted for 20%% (a related-party) and 11% of net accounts receivable, respectively. As of December 31, 2016, two customers accounted for 13% (related party) and 10% of net accounts receivable, respectively. As of December 31, 2017 and 2016, receivables from customers in countries other than the United States represented 84% and 87%, respectively, of net accounts receivable.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding short-term debt. As of December 31, 2017, our outstanding short-term debt balance was $19.8 million. Amounts borrowed under the short-term debt bear interest ranging from 1.58% to 8.90% as of December 31, 2017. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 1% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.2 million.
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
We have performed a sensitivity analysis as of December 31, 2017 using a modeling technique that measures the impact on the balance sheet arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $2.1 million at December 31, 2017. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES

No financial statement schedules are required because all the relevant data is included elsewhere in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DASAN Zhone Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DASAN Zhone Solutions, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and December 31, 2016, and the related consolidated statements of comprehensive income (loss), of stockholders’ equity and non-controlling interest and of cash flows for each of the two years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
April 3, 2018

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DASAN Zhone Solutions, Inc. (the successor to DASAN Network Solutions, Inc.)

In our opinion, the consolidated balance sheet as of December 31, 2015 and the related consolidated statements of comprehensive income(loss), of stockholder’s equity and non-controlling interest and of cash flows for the year ended December 31, 2015, present fairly, in all material respects, the financial position of DASAN Zhone Solutions, Inc. (the successor to DASAN Network Solutions, Inc.) and its subsidiaries as of December 31, 2015 and the results of their operations and their cash flows for year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1(d) and Note 13 to the consolidated financial statements, the Company has restated its 2015 financial statements to correct errors relating to the timing of revenue recognition, balance sheet misclassifications and the recording of certain related party sales transactions.

As discussed in Note 1(h) to the consolidated financial statements, the Company has adjusted the financial statements for the reverse stock split.

/s/ Samil PricewaterhouseCoopers

Samil PricewaterhouseCoopers
Seoul, Korea
July 28, 2016, except for Note 1 (d), Note 1(h) and Note 13 as to which the date is April 3, 2018

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$17,475	$17,893
Restricted cash	12,425	6,650
Short-term investments	—	993
Accounts receivable, net of allowances for sales returns and doubtful accounts of $1,691 in 2017 and $1,143 in 2016
Trade receivables	48,257	38,324
Related parties	13,498	13,311
Other receivables
Others	12,494	12,068
Related parties	164	171
Inventories	25,344	31,032
Prepaid expenses and other current assets	3,652	4,131
Total current assets	133,309	124,573
Property and equipment, net	5,873	6,288
Goodwill	3,977	3,977
Intangible assets, net	6,785	8,767
Non-current deferred tax assets	2,954	—
Long-term restricted cash	1,512	—
Other assets	4,717	1,842
Total assets	$159,127	$145,447
Commitments and Contingencies
Liabilities, Stockholders’ Equity and Non-controlling Interest
Current liabilities:
Accounts payable
Others	31,441	29,428
Related parties	1,351	1,683
Short-term debt	19,790	17,599
Other payables
Others	2,032	2,040
Related parties	1,956	7,107
Deferred revenue	3,279	1,901
Accrued and other liabilities	11,174	7,996
Total current liabilities	71,023	67,754
Long-term debt
Others	2,987	—
Related parties	6,800	6,800
Deferred revenue	1,883	1,674
Other long-term liabilities	2,667	2,351
Total liabilities	85,360	78,579
Commitments and contingencies (Note 14)
Stockholders’ equity and non-controlling interest
Common stock, authorized 36,000 shares, 16,410 and 16,375 shares outstanding as of December 31, 2017 and December 31, 2016 at a $0.001 par value (1)	16	16
Additional paid-in capital	90,198	89,174
Other comprehensive income (loss)	1,871	(2,815)
Accumulated deficit	(18,852)	(19,923)
Total stockholders' equity	73,233	66,452
Non-controlling interest	534	416
Total stockholders' equity and non-controlling interest	73,767	66,868
Total liabilities, stockholders’ equity and non-controlling interest	$159,127	$145,447

(1) Authorized and outstanding share amounts reflect the one-for-five reverse stock split effected on February 28, 2017.

See accompanying notes to consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Net revenue:
Net revenue	$215,732	$121,670	$114,421
Net revenue - related parties	31,382	28,634	24,775
Total net revenue	247,114	150,304	139,196
Cost of revenue:
Products and services	138,792	84,415	81,420
Products and services - related parties	26,341	24,738	21,890
Amortization of intangible assets	612	204	—
Total cost of revenue	165,745	109,357	103,310
Gross profit	81,369	40,947	35,886
Operating expenses:
Research and product development	35,437	25,396	21,331
Selling, marketing, general and administrative	43,888	27,348	17,528
Amortization of intangible assets	1,322	1,556	4
Gain from sale of assets	—	(304)	—
Total operating expenses	80,647	53,996	38,863
Operating income (loss)	722	(13,049)	(2,977)
Interest income	129	183	136
Interest expense	(1,019)	(830)	(532)
Other income (expense), net	(731)	(145)	266
Income (loss) before income taxes	(899)	(13,841)	(3,107)
Income tax (benefit) provision	(2,072)	1,487	232
Net income (loss)	1,173	(15,328)	(3,339)
Net income (loss) attributable to non-controlling interest	102	(2)	—
Net income (loss) attributable to DASAN Zhone Solutions, Inc.	$1,071	$(15,326)	$(3,339)

Foreign currency translation adjustments	4,702	(1,047)	(2,790)
Comprehensive income (loss)	5,875	(16,375)	(6,129)
Comprehensive income attributable to non-controlling interest	118	1	—
Comprehensive income (loss) attributable to DASAN Zhone Solutions, Inc.	$5,757	$(16,376)	$(6,129)

Basic earnings (loss) per share attributable to DASAN Zhone Solutions, Inc. (1)	$0.07	$(1.32)	$(0.36)
Diluted earnings (loss) per share attributable to DASAN Zhone Solutions, Inc. (1)	$0.07	$(1.32)	$(0.36)

Weighted average shares outstanding used to compute basic net income (loss) per share (1)	16,383	11,637	9,314
Weighted average shares outstanding used to compute diluted net income (loss) per share (1)	16,396	11,637	9,314

(1) All per share and weighted average share amounts have been adjusted to retroactively reflect the one-for-five reverse stock split effected on February 28, 2017.

See accompanying notes to consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Non-controlling Interest
Years ended December 31, 2017, 2016 and 2015
(In thousands)

	Common stock
	Shares	Amount	Additional paid-in capital	Other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total stockholders' equity and non-controlling interest
Balances as of December 31, 2014	9,221	$9	$48,857	$1,025	$(1,258)	$48,633	$—	$48,633
Issuance of common stock	272	—	1,800	—	—	1,800	—	1,800
Net increase in parent company investment	—	—	(2,977)	—	—	(2,977)	—	(2,977)
Net loss	—	—	—	—	(3,339)	(3,339)	—	(3,339)
Other comprehensive loss	—	—	—	(2,790)	—	(2,790)	—	(2,790)
Acquisition of controlling interest	—	—	—	—	—	—	138	138
Balances as of December 31, 2015	9,493	9	47,680	(1,765)	(4,597)	41,327	138	41,465
Stock-based compensation	8	—	336	—	—	336	—	336
Shares of Legacy Zhone stock as of September 8, 2016 acquired through business combination	6,874	7	41,435	—	—	41,442	—	41,442
Net loss	—	—	—	—	(15,326)	(15,326)	(2)	(15,328)
Other comprehensive income (loss)	—	—	—	(1,050)	—	(1,050)	3	(1,047)
Acquisition of additional interest	—	—	(277)	—	—	(277)	277	—
Balances as of December 31, 2016	16,375	16	89,174	(2,815)	(19,923)	66,452	416	66,868
Exercise of stock options	35	—	122	—	—	122	—	122
Stock-based compensation	—	—	902	—	—	902	—	902
Net income	—	—	—	—	1,071	1,071	102	1,173
Other comprehensive income	—	—	—	4,686	—	4,686	16	4,702
Balance as of December 31, 2017	16,410	$16	$90,198	$1,871	$(18,852)	$73,233	$534	$73,767

Share amounts reflect the one-for-five reverse stock split effected on February 28, 2017. See Note 1(h) for information on reverse stock split.

See accompanying notes to consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$1,173	$(15,328)	$(3,339)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,817	3,173	1,404
Gain from sale of assets	—	(304)	—
Stock-based compensation	902	336	—
Losses on inventory write-down	1,848	547	165
Unrealized loss (gain) on foreign currency transactions	786	62	(1,301)
Deferred taxes	(2,915)	1,408	(86)
Changes in operating assets and liabilities:
Accounts receivable	(3,132)	(2,092)	11,442
Inventories	6,233	(1,627)	5,861
Prepaid expenses and other current assets	(3,526)	3,074	196
Accounts payable	(3,576)	4,488	(6,676)
Accrued expenses	292	9,759	(3,415)
Net cash provided by operating activities	1,902	3,496	4,251
Cash flows from investing activities:
Cash acquired through the Merger	—	7,013	—
Cash acquired through common control transactions	1,254	—	—
(Increase) decrease in restricted cash	(5,862)	(2,128)	1,479
Decrease in short-term and long-term loans to others	—	516	88
Increase in short-term and long-term loans to others	—	(214)	(446)
Proceeds from disposal of property and equipment and other assets	6	10	2,230
Proceeds from sale of short-term investments	1,463	—	—
Purchase of short-term investments	(429)	(1,034)	(1,856)
Purchases of property and equipment	(1,072)	(1,311)	(794)
Purchases of intangible assets	(90)	(61)	—
Payment for purchase of shares of HandySoft, net of cash acquired	—	—	(548)
Net cash provided by (used in) investing activities	(4,730)	2,791	153
Cash flows from financing activities:
Repayments of borrowings	(24,447)	(27,336)	(17,796)
Proceeds from short-term borrowings	25,834	25,069	17,950
Proceeds from long-term borrowings - related party	—	5,000	—
Government grants received	—	—	217
Proceeds from issuance of common stock	121	—	1,800
Decrease in other capital	—	—	(2,977)
Net cash provided by (used in) financing activities	1,508	2,733	(806)
Effect of exchange rate changes on cash	902	(222)	(510)
Net increase (decrease) in cash and cash equivalents	(418)	8,798	3,088
Cash and cash equivalents at beginning of period	17,893	9,095	6,007
Cash and cash equivalents at end of period	$17,475	$17,893	$9,095
Supplemental disclosure of cash flow information:
Shares of the Company's common stock held in escrow	949	949	—
Cash paid during the period for:
Interest	$838	$663	$570
Income taxes	327	353	1,496

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
DZS was incorporated under the laws of the state of Delaware in June 1999. On September 9, 2016, the Company acquired Dasan Network Solutions, Inc., a California corporation ("DNS") through the merger of a wholly owned subsidiary of the Company with and into DNS, with DNS surviving as a wholly owned subsidiary of the Company (the "Merger"). At the effective time of the Merger, all issued and outstanding shares of capital stock of DNS held by DASAN Networks, Inc. ("DNI") were canceled and converted into the right to receive shares of the Company's common stock in an amount equal to 58% of the issued and outstanding shares of the Company's common stock immediately following the Merger. In connection with the Merger, the Company changed its name from Zhone Technologies, Inc. to DASAN Zhone Solutions, Inc. For periods through September 8, 2016, Zhone Technologies, Inc. is referred to as "Legacy Zhone." The Company is headquartered in Oakland, California.
(b) Risks and Uncertainties
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States ("U.S. GAAP"), assuming the Company will continue as a going concern.
The Company had net income of $1.2 million for the year ended December 31, 2017. However, the Company incurred a net loss of $15.3 million for the year ended December 31, 2016 and significant losses in prior years. As of December 31, 2017, the Company had an accumulated deficit of $18.9 million and working capital of $62.3 million. As of December 31, 2017, the Company had $17.5 million in cash and cash equivalents, which included $12.1 million in cash balances held by its Korean subsidiary and $29.6 million in aggregate principal amount of short-term debt obligations, other long-term debt and long-term related party borrowings. In addition, as of December 31, 2017 the Company had $8.6 million committed as security for letters of credit under its revolving credit facilities, leaving $12.0 million in aggregate borrowing availability under these facilities. The Company’s current lack of liquidity could harm it by:

•	increasing its vulnerability to adverse economic conditions in its industry or the economy in general;

•	requiring substantial amounts of cash to be used for debt servicing, rather than other purposes, including operations;

•	limiting its ability to plan for, or react to, changes in our business and industry; and

•	influencing investor and customer perceptions about its financial stability and limiting its ability to obtain financing or acquire customers.

These factors indicate that cash flows might not be sufficient for the Company to meet its obligations as they come due in the ordinary course of business for a period of 12 months from the date of this Annual Report on Form 10-K.

However, the Company plans to focus on cost management, operating efficiency and restrictions on discretionary spending. In addition, if necessary, the Company may sell assets, issue debt or equity securities or purchase credit insurance. The Company may also reduce the scope of its planned product development, reduce sales and marketing efforts and reduce its operations in low margin regions, including reductions in headcount. Since December 31, 2017, the Company has modified the terms of certain existing debt and obtained a new loan, as described more fully in Note (19), Subsequent Events. Based on the Company's current plans and current business conditions, the Company believes that these measures along with its existing cash, cash equivalents and available credit facilities will be sufficient to satisfy its anticipated cash requirements for at least the next 12 months from the date of this Annual Report on Form 10-K.
The Company’s ability to meet its obligations as they become due in the ordinary course of business for the next 12 months will depend on its ability to achieve forecasted results and its ability to access funds approved under existing facilities. Management’s belief that it will achieve these results assumes that, among other things, the Company will continue to be successful in implementing its business strategy and that there will be no material adverse development in its business, liquidity or capital requirements. If one or more of these factors do not occur as expected, it could cause the Company to fail to meets its obligations as they come due.
(c) DNI Ownership
DNI owned approximately 58% of the outstanding shares of the Company's common stock as of December 31, 2017. For so long as DNI and its affiliates hold shares of the Company's common stock representing at least a majority of the votes, DNI will be able to freely nominate and elect all the members of the Company's board of directors, subject to the provisions of the Company's bylaws and applicable requirements under Nasdaq listing rules and applicable laws. The directors elected by DNI will have the authority to make decisions affecting the Company's capital structure, including the issuance of additional capital stock or options, the incurrence of additional indebtedness, the implementation of stock repurchase programs, and the declaration of dividends. The interests of DNI may not coincide with the interests of the Company's other stockholders or with holders of the Company's indebtedness. DNI’s ability to control all matters submitted to the Company's stockholders for approval limits the ability of other stockholders to influence corporate matters and, as a result, the Company may take actions that the Company's other stockholders or holders of the Company's indebtedness do not view as beneficial. See Note 2, Note 13 and Note 14 to the consolidated financial statements for additional information.
(d) Reclassifications
Certain prior period balance sheet items have been reclassified to correct for related party payables of $1.3 million which were reclassified from accounts payable - others to accounts payable - related parties and $0.2 million which was reclassified from accrued and other liabilities to other payables - related parties.
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
The Merger has been accounted for as a reverse acquisition under which DNS was considered the accounting acquirer of the Company. As such, the consolidated financial results of the Company presented in the consolidated financial statements reflect the operating results of DNS and its consolidated subsidiaries for the year ended December 31, 2015 and for the period from January 1, 2016 through September 8, 2016 and the operating results of both DNS and Legacy Zhone and their respective consolidated subsidiaries for all periods from and after September 9, 2016. The balance sheet of the Company as of December 31, 2016 includes the fair value of the assets and liabilities of Legacy Zhone as of the effective date of the Merger. Those assets include the fair value of acquired intangible assets and goodwill. The year ended December 31, 2017 was the first fiscal year in which the Company's financial results reflected a full year of operating results for both DNS and Legacy Zhone and their respective consolidated subsidiaries. Due to the foregoing, our financial results for the year ended December 31, 2017 are not comparable to our financial results for prior years.

On December 31, 2017, DNS (a wholly owned subsidiary of the Company) acquired 100% and 99.99% of the common stock of D-Mobile Limited (“D-Mobile”) and DASAN India Private Limited (DASAN India), respectively, from DNI. D-Mobile and DASAN India are resellers of the Company's products in Taiwan and India, respectively. The consideration payable by the Company to DNI for the common stock is the net book value of D-Mobile and DASAN India at December 31, 2017, subject to final adjustments. The net book value of D-Mobile and DASAN India was an aggregate of $0.8 million. These transactions were accounted for by the Company as common control transactions, with the net assets transferred recorded at historical cost. The transactions did not result in a change in reporting entity and hence were accounted for prospectively.

Except as otherwise specifically noted herein, all references to the "Company" refer to (i) DNS and its consolidated subsidiaries for periods through September 8, 2016 and (ii) the Company and its consolidated subsidiaries for periods on or after September 9, 2016.
(f) Consolidated Subsidiaries
Details of the Company's consolidated subsidiaries as of December 31, 2017 and December 31, 2016 are as follows:

		Percentage of ownership (%)
	Location	December 31, 2017	December 31, 2016
Dasan Network Solutions, Inc. (U.S. subsidiary)	US	100%	100%
Dasan Network Solutions, Inc. (Korean subsidiary)	Korea	100%	100%
DASAN Network Solutions Japan Co., Ltd. (formerly: HandySoft Japan Co., Ltd.)	Japan	69.06%	69.06%
DASAN Vietnam Co., Ltd	Vietnam	100%	100%
D-Mobile	Taiwan	100%	N/A
DASAN India	India	99.99%	N/A
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
(i) Revenue Recognition
The Company recognizes revenue when the earnings process is complete. The Company recognizes product revenue upon shipment of product under contractual terms, which transfer title to customers upon shipment, under normal credit terms, net of estimated sales returns and allowances at the time of shipment. Revenue is deferred if there are significant post-delivery obligations or if the fees are not fixed or determinable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. The Company’s arrangements generally do not have any significant post-delivery obligations. If the Company’s arrangements include customer acceptance provisions, revenue is recognized upon obtaining the signed acceptance certificate from the customer, unless the Company can objectively demonstrate that the delivered products or services meet all the acceptance criteria specified in the arrangement prior to obtaining the signed acceptance. In those instances where revenue is recognized prior to obtaining the signed acceptance certificate, the Company uses successful completion of customer testing as the basis to objectively demonstrate that the delivered products or services meet all the acceptance criteria specified in the arrangement. The Company also considers historical acceptance experience with the customer, as well as the payment terms specified in the arrangement, when revenue is recognized prior to obtaining the signed acceptance certificate. When collectability is not reasonably assured, revenue is recognized when cash is collected.
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
For multiple deliverable revenue arrangements, the Company allocates revenue to products and services using the relative selling price method to recognize revenue when the revenue recognition criteria for each deliverable are met. The selling price of a deliverable is based on a hierarchy and if the Company is unable to establish vendor-specific objective evidence of selling price (“VSOE”) it uses third-party evidence of selling price (“TPE”), and if no such data is available, it uses a best estimated selling price (“BESP”). In most instances, particularly as it relates to products, the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on TPE. Generally, the Company’s marketing strategy differs from that of the Company’s peers and the Company’s offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE for the Company’s products.
When the Company is unable to establish selling price using VSOE or TPE, the Company uses BESP. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The BESP of each deliverable is determined using average discounts from list price from historical sales transactions or cost plus margin approaches based on factors, including but not limited to, the Company’s gross margin objectives, pricing practices and customer and market specific considerations.

Training, education and installation service arrangements are typically not material, are short term in nature and are largely completed shortly after delivery of the product.
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
The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments for amounts owed to the Company. The allowance for doubtful accounts is recorded as an expense to general and administrative expenses. The Company bases its allowance on periodic assessments of its customers’ liquidity and financial condition through analysis of information obtained from credit rating agencies, financial statement review and historical collection trends. Additional allowances may be required in the future if the liquidity or financial condition of the Company's customers deteriorates, resulting in doubts about their ability to make payments.
Activity under the Company’s allowance for sales returns and doubtful accounts was comprised as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Balance at beginning of year	$1,143	$868	$136
Charged to revenue	1,387	466	767
Utilization/write offs	(974)	(149)	—
Exchange differences	135	(42)	(35)
Balance at end of year	$1,691	$1,143	$868
The allowance for doubtful accounts was $0.9 million and $0.8 million and as of December 31, 2017 and 2016, respectively.
(k) Inventories
Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out method. In assessing the net realizable value of inventories, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. Once inventory has been written down to its estimated net realizable value, its carrying value cannot be increased due to subsequent changes in demand. To the extent that a severe decline in forecasted demand occurs, or the Company experiences a higher incidence of inventory obsolescence due to rapidly changing technology and customer requirements, the Company may incur significant expenses for excess and obsolete inventory. The Company also evaluates the terms of its agreements with its suppliers and establish accruals for estimated losses on adverse purchase commitments as necessary, applying the same lower of cost or market approach that is used to value inventory.
(l) Foreign Currency Translation
For operations outside the United States, the Company translates assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at end of period exchange rates. Revenues and expenses are translated at periodic average rates. The adjustment resulting from translating the financial statements of such foreign subsidiaries, is included in accumulated other comprehensive income (loss,) which is reflected as a separate component of stockholders’ equity. Gains and losses on foreign currency transactions are included in other income (expense) in the accompanying consolidated statement of comprehensive income (loss).
(m) Comprehensive Income (Loss)
There have been no items reclassified out of accumulated other comprehensive income (loss) and into net income (loss). The Company’s other comprehensive income (loss) for the years ended December 31, 2017, 2016, and 2015 is comprised of foreign currency translation gains or losses.
(n) Concentration of Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist principally of financial deposits and money market accounts. Cash and cash equivalents are principally held with various domestic financial institutions with high credit standing.
The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts.
For the year ended December 31, 2017 no customer represented 10% or more of net revenue. For the year ended December 31, 2016, three customers represented 16%, 14% (a related-party) and 10% of net revenue, respectively. For the year ended December 31, 2015, four customers represented 26%, 21%, 17% (a related-party) and 10% of net revenue, respectively.
As of December 31, 2017, two customers represented 20% (a related party) and 11% of net accounts receivable, respectively. As of December 31, 2016, two customers accounted for 13% (a related-party) and 10% of net accounts receivable, respectively. As of December 31, 2017 and December 31, 2016, receivables from customers in countries other than the United States represented 84% and 87% of net accounts receivable. respectively.

(o) Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation, and are depreciated using the straight-line method over the estimated useful life of each asset. The useful life of each asset category is as follows:

Asset Category	Useful Life
Furniture and fixtures	3 to 4 years
Machinery and equipment	3 to 10 years
Computers and software	3 years
Leasehold improvements	Shorter of remaining lease term or estimated useful lives
Upon retirement or sale, the cost and related accumulated depreciation of the asset are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses.
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
The Company estimates the fair value of its long-lived assets based on a combination of market information primarily obtained from third-party quotes and online markets. In the application of impairment testing, the Company is required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. During the years ended December 31, 2017, 2016, and 2015, the Company recorded no impairment expenses related to the impairment of long-lived assets.
(q) Goodwill and Other Acquisition-Related Intangible Assets
Goodwill and other acquisition-related intangible assets not subject to amortization are tested annually for impairment using a two-step approach, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. In the application of impairment testing, the Company is required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates.   The Company's future operating performance will be impacted by the future amortization of intangible assets, potential expenses related to purchased in-process research and development for future acquisitions, and potential impairment expenses related to goodwill. Accordingly, the allocation of the purchase price of the acquired companies to intangible assets and goodwill has a significant impact on the Company's future operating results. The allocation process requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, the Company would have to perform an impairment review that might result in material write-downs of intangible assets and/or goodwill. Other factors the Company considers important which could trigger an impairment review, include, but are not limited to, significant changes in the manner of use of its acquired assets, significant changes in the strategy for the Company's overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that the cost of an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted.  Due to uncertain market conditions and potential changes in the Company's strategy and product portfolio, it is possible that forecasts used to support its intangible assets may change in the future, which could result in additional non-cash expenses that would adversely affect its results of operations and financial condition.

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
(t) Income Taxes
The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. In 2017, the valuation allowance against the Company's net deferred tax assets in Korea were released after management determined that it is more likely than not that the net deferred tax assets will be realized in this tax jurisdiction. The Company maintains a valuation allowance on its U.S. net deferred tax assets, with the exception of its alternative minimum tax credit carryforward, which is anticipated to be refundable.

In 2017 the Company adopted ASU 2015-17 and applied it prospectively as allowed by the standard. In accordance with the standard, we present deferred tax assets and deferred tax liabilities as noncurrent in our balance sheet. Our adoption of ASU 2015-17 did not have a material impact on our consolidated balance sheets and had no impact on our cash provided by or used in operations for any period presented.
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

(x) Cash and Cash Equivalents
Cash and cash equivalents consist of cash and short-term investments (if any) with maturities of less than three months.
(y) Warranty
The Company offers a standard warranty for its hardware products of one year, with the option to purchase an extended warranty of up to five years, depending on the product type. The Company recognizes estimated costs related to warranty activities upon product shipment or upon identification of a specific product failure. The Company recognizes estimated warranty costs when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. The estimates are based upon historical and projected product failure and claim rates, historical costs incurred in correcting product failures and information available related to any specifically identified product failures. Significant judgment is required in estimating costs associated with warranty activities and the Company's estimates are limited to information available to the Company at the time of such estimates. In some cases, such as when a specific product failure is first identified or a new product is introduced, the Company may initially have limited information and limited historical failure and claim rates upon which to base its estimates, and such estimates may require revision in future periods. The recorded amount is adjusted from time to time for specifically identified warranty exposure.
(z) Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of the guidance in ASU No. 2014-09, Revenue from Contracts with Customer, for all entities by one year. With the deferral, the new standard is effective for the Company on January 1, 2018. Early adoption is permitted, but not before the original effective date of January 1, 2017. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which provides clarification on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition to ASU 2014-09. The effective date of this updated guidance for the Company is the same as the effective date of ASU 2014-09, which is January 1, 2018. The Company has elected to use the modified retrospective method which will result in a cumulative effect transition which will be recorded in 2018. The Company is currently assessing the potential impact of adopting this new guidance on its consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value. The guidance does not apply to inventory that is measured using last-in, first-out ("LIFO") or the retail inventory method. The guidance applies to all other inventory, which includes inventory that is measured using first-in, first-out ("FIFO") or average cost. The guidance was effective for the Company on January 1, 2017, and was adopted accordingly. The adoption of this standard had no impact on the Company's consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires entities to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on statements of cash flows. The guidance was effective for the Company on January 1, 2017, and was adopted accordingly. The adoption of this standard had no material impact on the Company's consolidated financial statements.
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The updated guidance is effective for the Company on January 1, 2018. The Company continues to assess all the potential impacts of the new standard and is not able to quantify or cannot reasonably estimate quantitative information related to the impact of the new standard on its consolidated financial statements at this time.

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
As described in Note 1(e), the Company accounted for the Merger as a reverse acquisition under the acquisition method of accounting in accordance with ASC 805, "Business Combination." Consequently, for the purpose of the purchase price allocation DNS' assets and liabilities have been retained at their carrying values and Legacy Zhone's assets acquired, and liabilities assumed, by DNS (as the accounting acquirer in the Merger) have been recorded at their fair value measured as of September 9, 2016.
The total purchase consideration in the Merger is based on the number of shares of Legacy Zhone common stock and Legacy Zhone stock options vested and outstanding immediately prior to the closing of the Merger, and was determined based on the closing price of $5.95 per share (post reverse stock split) of the Company's common stock on September 9, 2016. The total purchase consideration is calculated as follows (in thousands):

	Shares	Estimated Fair Value
Shares of Legacy Zhone stock as of September 8, 2016 (1)	6,874	$40,902
Legacy Zhone stock options (1)	198	540
Total purchase consideration		$41,442
(1) Amount presented has been adjusted to reflect the one-for-five reverse stock split effected on February 28, 2017.
The following table summarizes the allocation of the fair value of the consideration transferred as of the acquisition date (in thousands):

Fair Value as of December 31, 2016
Cash and cash equivalents	$7,013
Accounts receivable	18,510
Inventory	16,456
Prepaid expenses and other current assets	2,191
Property and equipment	4,339
Other assets	125
Identifiable intangible assets	10,479
Goodwill	3,284
Accounts payable	(11,021)
Accrued and other liabilities	(7,089)
Other long-term liabilities	(2,845)
Total Indicated Fair Value of Assets	$41,442
The goodwill was primarily attributed to people, geographical diversification and complementary products. The goodwill arising from the Merger is not tax deductible.
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
The following table presents the fair values of the acquired intangible assets at the effective date of the Merger (in thousands, except years):

	Useful life (in Years)	Fair Value
Developed technology	5	$3,060
Customer relationships	10	5,240
Backlog	1	2,179
Total Acquired Intangible Assets		$10,479
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
The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet as of December 31, 2017 and 2016, but require disclosure of their fair values: cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The carrying values of financial instruments such as cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values based on their short-term nature. The carrying value of the Company's debt approximates their fair values based on the current rates available to the Company for debt of similar terms and maturities.

(4)	Cash and Cash Equivalents and Restricted Cash
As of December 31, 2017 and December 31, 2016, the Company's cash and cash equivalents comprised financial deposits. Restricted cash consisted primarily of cash restricted for performance bonds, warranty bonds and collateral for borrowings. Current and long-term restricted cash increased to a total of $13.9 million at December 31, 2017 from $6.7 million at December 31, 2016 because of an increase in warranty bonds in 2017.

(5) Balance Sheet Detail
Balance sheet detail as of December 31, 2017 and 2016 is as follows (in thousands):

	2017	2016
Inventories:
Raw materials	$12,671	$13,547
Work in process	2,150	3,705
Finished goods	10,523	13,780
	$25,344	$31,032
Inventories provided as collateral for borrowings from Export-Import Bank of Korea amounted to $11.4 million and $14.4 million as of December 31, 2017 and December 31, 2016, respectively.

	2017	2016
Property and equipment, net:
Furniture and fixtures	$22,988	$20,040
Machinery and equipment	5,455	4,530
Leasehold improvements	3,647	3,573
Computers and software	621	411
Other	1,007	922
	33,718	29,476
Less accumulated depreciation and amortization	(27,584)	(22,922)
Less government grants	(261)	(266)
	$5,873	$6,288
Depreciation expense associated with property and equipment was $1.9 million, $1.3 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company receives grants from various government entities mainly to support capital expenditures. Such grants are deferred and are generally refundable to the extent the Company does not utilize the funds for qualifying expenditures. Once earned, the Company records the grants as a contra amount to the assets and amortizes such amount over the useful lives of the related assets as a reduction to depreciation expense.

	2017	2016
Accrued and other liabilities (in thousands):
Accrued warranty	$931	$878
Accrued compensation	1,905	2,834
Other accrued expenses	8,338	4,284
	$11,174	$7,996
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

Balance at December 31, 2015	$441
Balance assumed with the Merger	652
Charged to cost of revenue	717
Claims and settlements	(925)
Foreign exchange impact	(7)
Balance at December 31, 2016	878
Charged to cost of revenue	723
Claims and settlements	(695)
Foreign exchange impact	25
Balance at December 31, 2017	$931

(6) Goodwill and Intangible Assets
Goodwill as of December 31, 2017 and December 31, 2016 was as follows (in thousands):

	December 31, 2017	December 31, 2016
Beginning balance	$3,977	$693
Goodwill from Merger	—	2,820
Correction of errors	—	464
Less: accumulated impairment	—	—
Ending balance	$3,977	$3,977
The Company did not recognize impairment loss on goodwill during the years ended December 31, 2017, 2016 or 2015 because no impairment triggers were identified during those years.
Intangible assets as of December 31, 2017 and December 31, 2016 were as follows (in thousands):

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Government Grant	Net
Developed Technology	$3,060	$(816)	$—	$2,244
Customer Relationships	5,240	(699)	—	4,541
Backlog	2,179	(2,179)	—	—
Total intangible assets, net	$10,479	$(3,694)	$—	$6,785

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Government Grant	Net
Developed Technology	$3,060	$(203)	$—	$2,857
Customer Relationships	5,240	(321)	—	4,919
Backlog	2,179	(1,236)	—	943
Other	105	(34)	(23)	48
Total intangible assets, net	$10,584	$(1,794)	$(23)	$8,767
Amortization expense associated with intangible assets for the years ended December 31, 2017 and 2016 amounted to $1.9 million, and $1.8 million, respectively. Amortization of intangible assets in 2015 was $10,000. As of December 31, 2017, expected future amortization expense for the years indicated was as follows (in thousands):

Period	Expected Amortization Expense
2018	$1,136
2019	1,136
2020	1,136
2021	932
2022	524
Thereafter	1,921
Total	$6,785

(7) Debt
Wells Fargo Bank Facility
As of December 31, 2017, the Company had a $25.0 million revolving line of credit and letter of credit facility (the "WFB Facility") with Wells Fargo Bank ("WFB"). Under the WFB Facility, the Company has the option of borrowing funds at agreed upon interest rates. The amount that the Company is able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the WFB Facility, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. To maintain availability of funds under the WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.
As of December 31, 2017, the Company had no outstanding borrowings under its WFB Facility. Based on the Company's eligible accounts receivable and inventory and $2.3 million committed as security for letters of credit, the Company had $9.2 million of borrowing availability under the WFB Facility as of December 31, 2017. The amounts borrowed under the WFB Facility bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on the Company's average excess availability (as calculated under the WFB Facility). The interest rate on the WFB Facility was 4.19% at December 31, 2017. The maturity date under the WFB Facility was March 31, 2019. Effective March 30, 2018, the Company and WFB amended the WFB Facility to extend the maturity date from March 31, 2019 to July 15, 2019.
The Company’s obligations under the WFB Facility are secured by substantially all of its personal property assets and those of its subsidiaries that guarantee the WFB Facility, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative covenants and negative covenants. If the Company defaults under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the WFB Facility. As of December 31, 2017, the Company was in technical violation of covenants under the WFB Facility to pledge the stock of certain foreign subsidiaries and transfer certain funds to WFB bank accounts. On March 19, 2018, the Company executed an amendment with WFB which cured the breach.
Effective March 27, 2018, the Company and WFB modified the definition of Liquidity Trigger Event (as defined in the WFB Facility) from $10.0 million to $5.0 million on March 31, 2018 or $10.0 million for subsequent quarters. Effective March 30, 2018, the Company and WFB amended the WFB Facility to extend the maturity date from March 31, 2019 to July 15, 2019.
Bank and Trade Facilities - Foreign Operations
Certain of the Company's foreign subsidiaries have entered into various financing arrangements with foreign banks and other lending institutions consisting primarily of revolving lines of credit, trade facilities, term loans and export development loans. These facilities are renewed as they mature and are generally secured by a security interest in certain assets of the applicable foreign subsidiaries and supported by guarantees given by DNI or third parties. Payments under such facilities are made in accordance with the given lender’s amortization schedules.

As of December 31, 2017 and December 31, 2016, the Company had an aggregate outstanding balance of $22.8 million and $17.6 million, respectively, under such financing arrangements, and the interest rates per annum applicable to outstanding borrowings under these financing arrangements were as listed in the tables below (in thousands).

		As of December 31, 2017
		Interest rate (%)	Amount
Industrial Bank of Korea	Credit facility	2.89 ~ 3.26	$2,328
Industrial Bank of Korea	Trade Finance	4.47 ~ 5.97	2,401
Shinhan Bank	General loan	5.91	2,987
Shinhan Bank	Trade finance	3.90 ~ 4.14	3,050
NongHyup Bank (Korea)	Credit facility	2.83 ~ 3.42	860
The Export-Import Bank of Korea	Export development loan	3.20 ~ 3.28	7,570
Mitsubishi Bank (Japan)	SoftBank AR Factoring	1.58	1,872
Shinhan Bank (India)	General loan	8.70-8.90	1,709
			$22,777

		As of December 31, 2016
		Interest rate (%)	Amount
Industrial Bank of Korea	Credit facility	2.16 - 2.76	$1,106
Shinhan Bank	General loan	4.08	3,310
Shinhan Bank	Trade finance	3.28 - 3.44	1,752
NongHyup Bank (Korea)	Credit facility	1.92 - 2.66	482
KEB Hana Bank	Comprehensive credit loan	2.79	3,501
The Export-Import Bank of Korea	Export development loan	3.10	7,448
			$17,599
On March 27, 2018, DNS (a Korean-based, wholly-owned subsidiary of the Company) borrowed KRW6.5 billion ($6.0 million in USD) from DNI. The loan bears interest at a rate of 4.6% and is due on June 27, 2019.
On March 28, 2018, DNS (a wholly-owned subsidiary of the Company) and Shinhan Bank extended the term of their $3.0 million loan from March 30, 2018 to March 30, 2019. As such, the Company reclassed this debt to long-term as of December 31, 2017.
As of December 31, 2017, the Company had $3.2 million in outstanding borrowings and $6.3 million committed as security for letters of credit under the Company's $12.3 million credit facility with certain foreign banks.

(8) Executive Compensation
Il Yung Kim
In October 2017, we entered into an amended and restated employment agreement with Mr. Kim. This agreement has a term of three years expiring on October 10, 2020. Following the execution of this agreement, Mr. Kim was paid a one-time bonus of $100,000.
During the term, Mr. Kim will perform the responsibilities as President, Chief Executive Officer, reporting to the Board of Directors of the company, with such duties and responsibilities as are commensurate with such positions. Under the employment agreement, Mr. Kim’s annual salary is $400,000, and will be reviewed on at least an annual basis by the Compensation Committee. In addition, Mr. Kim is eligible to participate in a performance-based annual bonus program, to be earned and paid quarterly in equal installments. Mr. Kim’s target bonus is equal to 100% of his annual salary. The Company shall pay for or reimburse Mr. Kim for housing expenses up to maximum of $6,500 per month. In addition, in the event that Mr. Kim's employment is terminated, the Company will pay or reimburse Mr. Kim for up to an additional $30,000 in relocation expenses at such termination of his employment, unless he voluntarily resigns without "good reason" (as defined below). The relocation expenses to be provided to Mr. Kim will be grossed-up for taxes. Mr. Kim is also eligible to participate in all health benefits, insurance programs, pension and retirement plans and other employee benefit and compensation arrangements generally available to our other officers.

Under Mr. Kim’s employment agreement, Mr. Kim will receive certain compensation in the event that his employment is terminated by us for any reason other than by reason of Mr. Kim’s death, disability, his termination for “cause” (as defined in the employment agreement), if Mr. Kim resigns for “good reason” (as defined in the employment agreement) or as a result of expiration of the term of his employment agreement (which we refer to as a Qualifying Termination). In the event of a Qualifying termination, Mr. Kim will be entitled to receive a lump sum payment equal to his annual salary as in effect immediately prior to the date of termination (or, if greater, $400,000) plus the sum of the bonuses earned in the four most recently completed quarters. In addition, in the event of Mr. Kim’s Qualifying Termination, the vesting and exercisability of his stock options will accelerate on the date of termination.
James Norrod

Mr. Norrod’s employment agreement had an initial term expiring on September 9, 2017.

Pursuant to the management transition in September 2017, Mr. Norrod stepped down from his position as Co-Chief Executive Officer and a director of the company effective September 11, 2017. Mr. Norrod entered into a release agreement in connection with his resignation from his management roles and employment with the company. Pursuant to his separation and release agreement, Mr. Norrod was paid $300,000 in 2017 plus up to six months of continued health benefits under COBRA. In addition the expiration date of Mr. Norrod's vested stock options was extended through September 11, 2018.

Michael Golomb

In December 2017, we entered into an employment agreement with Mr. Golomb. This agreement has a term of three years expiring on December 1, 2020.

During the term, Mr. Golomb will perform the responsibilities as Chief Financial Officer, Treasurer and Corporate Secretary reporting to the Chief Executive Officer of the company, with such duties and responsibilities as are commensurate with such positions. Under the employment agreement, Mr. Golomb’s annual salary is $300,000, and will be reviewed on at least an annual basis by the Compensation Committee. In addition Mr. Golomb received 130,000 stock options which vest over three years with one third vesting on the first anniversary and the remaining two thirds vesting monthly thereafter. After six months of employment, pending a recommendation by the CEO and approval by the Board of Directors, Mr. Golomb may be entitled to receive options to purchase up to 1% of the Company's then outstanding shares.

Under Mr. Golomb’s employment agreement, Mr. Golomb will receive certain compensation in the event that his employment is terminated by us for any reason other than by reason of Mr. Golomb’s death, disability, or his termination for “cause” (as defined in the employment agreement), or in the event of expiration of the term of his employment agreement (each of which we refer to as a Qualifying Termination). In the event of a Qualifying Termination, including a Qualifying Termination following a change in control, Mr. Golomb will be entitled to receive a lump sum payment equal to his six months' base salary as in effect immediately prior to the date of termination (or, if greater, $150,000) and the vesting and exercisability of his stock options will accelerate on the date of termination.

Kirk Misaka

Pursuant to his separation and release agreement, the Company agreed to pay Mr. Misaka $232,500. Payment was made in March 2018. In addition the exercise date of Mr. Misaka vested stock options was extended through September 11, 2018.

(9) Stockholders’ Equity
(a) Overview
The Company’s equity capitalization consisted of 36.0 million authorized shares of common stock, of which 16.4 million were outstanding at December 31, 2017.

(b) Stock-Based Compensation
Prior to September 9, 2016, the date of the Merger, DNS did not have any stock-based compensation plans. The plan information described below represents stock-based compensation plans that were carried over from Legacy Zhone and were in effect as of December 31, 2016 and an additional stock-based compensation plan adopted by the Company in January 2017. As of December 31, 2017, the Company had one significant stock-based compensation plan related to equity compensation (including equity compensation in the form of stock options, restricted stock and restricted stock units) and one plan related to employee stock purchases.
The following table summarizes stock-based compensation expense for the year ended December 31, 2017 and 2016 (in thousands):

	Year ended December 31,
	2017	2016
Compensation expense relating to employee stock options, restricted stock units and restricted stock	$902	$336
Stock Incentive Plans
The Company’s stock-based compensation plans are designed to attract, motivate, retain and reward employees, directors and consultants and align stockholder and employee interests.
The Company's former Amended and Restated 2001 Stock Incentive Plan (the 2001 Plan") expired in March 2017. The Board of Directors of the Company approved the DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan (the "2017 Plan") on January 4, 2017, subject to stockholder approval at the Company’s 2017 annual meeting of stockholders. The Company's stockholders approved the 2017 Plan at the 2017 annual meeting of stockholders. The 2017 Plan authorizes the issuance of stock options, restricted stock, restricted stock units, dividend equivalents, stock payment awards, stock appreciation rights, performance bonus awards and other incentive awards. The 2017 Plan authorizes the grant of awards to employees, non-employee directors and consultants of the Company and its subsidiaries.
The maximum number of shares of the Company’s common stock for which grants may be made under the 2017 Plan is the sum of (i) 600,000 shares, plus (ii) any shares subject to awards granted under the 2001 Plan to the extent such shares become available for issuance under the 2017 Plan pursuant to its terms, plus (iii) any shares subject to an annual increase on each January 1 during the 10 year term of the 2017 Plan equal to the lesser of 4% of the total shares of the Company’s common stock outstanding (on an as-converted basis) and such smaller amount as may be determined by the Board of Directors in its sole discretion. The annual increase on January 1, 2018 was 656,410 shares. In addition, the following annual limitations apply: (i) the maximum aggregate number of shares of the Company’s common stock that may be subject to awards granted to any one participant during a calendar year is 4,000,000 shares and (ii) the maximum aggregate amount of cash that may be paid to any one participant during any calendar year with respect to awards initially payable in cash is $10 million. The number of shares of the Company’s common stock that may be issued or transferred pursuant to awards granted under the 2017 Plan shall not exceed an aggregate of 7,000,000.

The Company’s former 2001 Plan provided for the grant of incentive stock options, non-statutory stock options, restricted stock unit awards, restricted stock awards and other stock-based awards to officers, employees, directors and consultants of the Company, and expired in March 2017. Under the 2001 Plan, options were permitted to be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant, except that any options granted to a 10% stockholder must have an exercise price equal to at least 110% of the fair market value of the Company’s common stock on the date of grant. The Board of Directors determined the term of each option, the option exercise price and the vesting terms. Stock options were generally granted at an exercise price equal to the fair market value on the date of grant, expiring seven to ten years from the date of grant and vesting over a period of four years.
The Company has estimated the fair value of stock-based payment awards on the date of grant using the Black Scholes pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk-free interest rate and expected dividends. The estimated expected term of options granted was determined based on historical option exercises. Estimated volatility was based on historical volatility and the risk free interest rate was based on U.S. Treasury yield in effect at the time of grant for the expected life of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model. Forfeitures are recognized as they occur.

The weighted average assumptions used to value option grants for the year ended December 31, 2017 and 2016 are as follows:

	Year ended December 31,
	2017	2016
Expected term (years)	4.87	4.78
Expected volatility	81.32%	79.70%
Risk free interest rate	1.92%	1.14%
The weighted average grant date fair value of options granted during the years ended December 31, 2017 and December 31, 2016 were $3.90 and $4.08, respectively.
The following table sets forth the summary of option activity under the stock option program for the year ended December 31, 2017 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	787	$6.84
Granted	733	6.01
Canceled/Forfeited	(282)	6.57
Exercised	(25)	4.91
Outstanding as of December 31, 2017	1,213	6.50	7.83	$3,586
Vested and expected to vest at December 31, 2017	1,213	6.50	7.83	3,586
Vested and exercisable at December 31, 2017	310	7.65	4.14	713
The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price as of December 31, 2017 of $9.26, per share which would have been received by the option holders had the option holders exercised their options as of that date.
As of December 31, 2017, there was $3.2 million of unrecognized compensation costs which are expected to be recognized over a weighted average period of 2.8 years.
The following table sets forth the summary of option activity under the stock option program for the year ended December 31, 2016 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	—	$—
Options assumed as part of the Merger	265	8.68
Granted	530	5.95
Canceled/Forfeited	(8)	11.75
Exercised	—	—
Outstanding as of December 31, 2016	787	6.84	8.56	$60
Vested and expected to vest at December 31, 2017	684	7.01	8.39	52
Vested and exercisable at December 31, 2016	233	8.34	5.85	14

(10) Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years ended December 31,
	2017	2016	2015
Numerator:
Net income (loss) attributable to DASAN Zhone Solutions, Inc.	$1,071	$(15,326)	$(3,339)
Denominator:
Weighted average number of shares outstanding:
Basic (1)	16,383	11,637	9,314
Effect of dilutive securities:
Stock options, restricted stock units and share awards	13	—	—
Diluted (1)	16,396	11,637	9,314
Net income (loss) per share attributable to DASAN Zhone Solutions Inc.:
Basic (1)	$0.07	$(1.32)	$(0.36)
Diluted (1)	$0.07	$(1.32)	$(0.36)
(1) Amount presented has been adjusted to reflect the one-for-five reverse stock split effected on February 28, 2017.
The following tables set forth potential common stock that is not included in the diluted net income (loss) per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands, except exercise price per share data):

	2017	Weighted average option exercise price	2016	Weighted average option exercise price
Outstanding stock options, restricted stock units and unvested restricted shares	1,037	$8.93	796	$6.84
As of December 31, 2017, 2016 and 2015, no shares of issued common stock were subject to repurchase.

(11) Income Taxes
The following is a summary of the components of income tax expense applicable to loss before income taxes (in thousands):

	Years ended December 31,
	2017	2016	2015
Current:
Federal	$(86)	$—	$—
State	17	(9)	—
Foreign	912	88	318
Total current tax expense	$843	$79	$318
Deferred:
Federal	$(12)	$—	$—
State	—	—	—
Foreign	(2,903)	1,408	(86)
Total deferred tax expense	$(2,915)	$1,408	$(86)
Total tax expense	$(2,072)	$1,487	$232
A reconciliation of the expected tax expense (benefit) to the actual tax expense is as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Expected tax expense (benefit) at statutory rate (34%)	$(306)	$(4,644)	$(929)
State taxes, net of Federal effect	4	(348)	—
Foreign rate differential	(927)	391	328
Tax impact on US corporate income tax change	5,287	—	—
Valuation allowance	(4,555)	7,004	218
Permanent differences	234	687	40
Tax credit carry-forwards	(1,235)	(896)	(674)
Tax on accumulated earnings from prior year	—	29	1,348
Tax paid to overseas jurisdictions	—	71	—
Tax expense adjustments after tax return for prior period	(574)	(837)	—
Foreign currency translation	—	124	—
Other	—	(94)	(99)
Total tax expense	$(2,072)	$1,487	$232
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Deferred tax assets:
Net operating loss, capital loss, and tax credit carryforwards	$11,945	$14,243
Reduction of gross deferred tax assets due to built-in loss limitation	(678)	(4,402)
Fixed assets and intangible assets	2,158	3,775
Inventory and other reserves	3,516	4,573
Other	2,279	2,661
Gross deferred tax assets	19,220	20,850
Less valuation allowance	(16,266)	(20,850)
Total net deferred tax assets	$2,954	$—

For the years ended December 31, 2017 and 2016, the net changes in the valuation allowance were a decrease of $4.6 million and increase of $19.4 million, respectively. The decrease during 2017 was mainly due to the release of valuation allowance against the Company's net deferred tax assets in Korea. Management determined that it is more likely than not that the net deferred tax assets will be realized in this tax jurisdiction. The Company maintains a valuation allowance on its U.S. net deferred tax assets, with the exception of its alternative minimum tax credit carryforward, which is anticipated to be refundable.
As of December 31, 2017, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $28.8 million and $47.2 million, respectively. The federal losses begin to expire in 2025. The state losses begin to expire in 2018.
As of December 31, 2017, the Company had research credit carryforwards of approximately $0.4 million, $0.5 million, and $1.6 million for federal, state, and foreign income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2036. The state credit can be carried forward indefinitely. If not utilized, the foreign credit carryforward will expire in 2021.
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the “Act”) into law. The new legislation decreases the U.S. corporate federal income tax rate from 35% to 21% effective January 1, 2018. The reduction in tax rate resulted in a $5.3 million reduction in net deferred tax assets. There was no impact on recorded deferred tax balances as the remeasurement of net deferred tax assets was offset by a change in valuation allowance. The Act imposes a one-time deemed repatriation tax on undistributed foreign earnings. The Company did not have a deemed repatriation due to its foreign earnings deficits. The Act also includes a number of other provisions including the elimination of loss carrybacks, limitations on the use of future losses, repeal of the Alternative Minimum Tax regime, and the introduction of a base erosion and anti-abuse tax. These provisions are not expected to have immediate effect on the Company.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 23, 2017 which provides a one–year measurement period from a registrant’s reporting period that includes the Act’s enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740. While the Company was able to make reasonable estimates under SAB 118 for the impact of the reduction in corporate rate and the deemed repatriation transition tax, the Company has not completed its analysis for other changes from the Act, including accounting for global-intangible-low-tax income. The final impacts of the Act may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the Act, any legislative action to address questions that arise because of the Act, any changes in accounting standards for income taxes or related interpretations in response to the Act, or any updates or changes to estimates the company has utilized under SAB 118. The Company will continue to analyze the impact of the Act as additional information and guidance is provided and complete our analysis within the measurement period in accordance with SAB 118.
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
The Company does not intend to distribute the foreign earnings from its foreign subsidiaries and has not recorded any deferred taxes related to such amounts. The Company considers the remaining excess of the amount for financial reporting over the tax basis of our investments in our foreign subsidiaries to be indefinitely reinvested and the determination of any deferred tax liability on this amount is not practicable.
In accordance with ASC 740 the Company is require to inventory, evaluate, and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only be partially sustained, upon examination by the relevant taxing authorities. At December 31, 2017, the Company had gross unrecognized tax benefits of $0.4 million, none of which if recognized, would reduce the effective tax rate in a future period, due to the Company's full valuation allowance on U.S. net deferred tax assets.

A reconciliation of the beginning and ending unrecognized tax benefit amounts for 2017 and 2016 are as follows (in thousands):

Balance at December 31, 2015	$—
Increases related to current year tax positions	77
Balance at December 31, 2016	77
Increases related to prior year tax positions	17
Increases related to current year tax positions	286
Balance at December 31, 2017	$380
It is the Company's policy to account for interest and penalties related to uncertain tax positions as interest expense and general administrative expense, respectively in its statement of operations. The Company did not record any interest and penalty (benefit) expense during the year ended December 31, 2017 and 2016.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

• Federal	2014 - 2017
• California and Canada	2013 - 2017
• Brazil	2012 - 2017
• Germany	2013 - 2017
• Japan	2012 - 2017
• Korea	2015 - 2017
• United Kingdom	2014 - 2017
• Vietnam	2016 - 2017
However, due to the fact the Company had net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years.
The Company is not currently under examination for income taxes in any material jurisdiction.
(12) Non-Controlling Interests
Non-controlling interests were as follows (in thousands):

	Years Ended December 31,
	2017	2016
Beginning non-controlling interests	$416	$138
Acquisition of additional interest in a subsidiary	—	277
Net income (loss) attributable to non-controlling interests	102	(2)
Foreign currency translation adjustments (Other Comprehensive Income)	16	3
Ending non-controlling interests	$534	$416

(13) Related Party Transactions
Related Party Acquisitions

On December 31, 2017, DNS (a wholly owned subsidiary of the Company) acquired 100% and 99.99% of the common stock of D-Mobile Limited (“D-Mobile”) and DASAN India Private Limited (DASAN India), respectively, from DNI. D-Mobile and DASAN India are resellers of the Company's products in Taiwan and India, respectively. The consideration payable by the Company to DNI for the common stock is the net book value of D-Mobile and DASAN India at December 31, 2017, subject to final adjustments. The net book value of D-Mobile and DASAN India was an aggregate of $0.8 million. These transactions were accounted for by the Company as common control transactions, with the net assets transferred recorded at historical cost. The transactions did not result in a change in reporting entity and hence were accounted for prospectively.
Related Party Debt
In connection with the Merger, on September 9, 2016, the Company entered into a loan agreement with DNI for a $5.0 million unsecured subordinated term loan facility. Under the loan agreement, the Company was permitted to request drawdowns of one or more term loans in an aggregate principal amount not to exceed $5.0 million. As of December 31, 2017, $5.0 million in term loans was outstanding under the facility. Such term loans mature in September 2021 and are pre-payable at any time by the Company without premium or penalty. The interest rate as of December 31, 2017 under this facility was 4.6% per annum.
In addition, the Company borrowed $1.8 million from DNI for capital investment in February 2016, which amount was outstanding as of December 31, 2017. This loan was due to mature in March 2018 with an option of renewal by mutual agreement, and bore interest at a rate of 4.6% per annum, payable annually. Effective February 27, 2018, the Company and DNI amended the terms of this loan to extend the repayment date from March 2018 to July 2019 and maintain an interest rate of 4.6% (see Note 19, Subsequent Events).
On March 27, 2018, DNS (a Korean-based, wholly-owned subsidiary of the Company) borrowed KRW6.5 billion ($6.0 million in USD) from DNI. The loan bears interest at a rate of 4.6% and is due on June 27, 2019 (see Note 19, Subsequent Events).
On June 23, 2017, the Company borrowed $3.5 million from Solueta, an affiliate of DNI. This loan was repaid in November 2017 and bore interest at a rate of 4.6% per annum, payable monthly.
Interest expense on these related party borrowings was $0.3 million in 2017 and $0.1 million in 2016.
Other Related Party Transactions
Sales and Purchases to and from Related Parties
Sales and purchases, cost of revenue, research and product development, selling, marketing, general and administrative and other income and expenses to and from related parties for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

		For the year ended December 31, 2017
Counterparty	DNI direct ownership interest	Sales	Cost of revenue	Manufacturing (Cost of revenue)	Research and product development	Selling, marketing, general and administrative	Other expenses
DNI (Parent Company)	N/A	$16,559	$14,020	$—	$—	$4,502	$223
Tomato Soft Ltd.	100%	—	—	140	246	—	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	448	37	—
CHASAN Networks Co., Ltd.	100%	—	—	810	98	—	—
D-Mobile	N/A	4,316	2,769	—	—	427	—
DASAN FRANCE	100%	2,168	2,006	—	—	383	—
HANDYSOFT, Inc.	17.63%	88	24	—	—	6	4
J-Mobile Corporation	90.47%	8	—	—	—	132	—
DASAN INDIA Private Limited	N/A	8,245	6,461	—	—	30	—
Fine Solution	100%	—	—	—	—	4	—
Solueta	27.21%	—	—	—	—	—	3
		$31,384	$25,280	$950	$792	$5,521	$230

		For the year ended December 31, 2016
Counterparty	DNI ownership interest	Sales	Cost of revenue	Manufacturing (Cost of revenue)	Research and product development	Selling, marketing, general and administrative	Other income	Other expenses
DNI (Parent Company)	N/A	$21,214	$18,173	$—	$—	$5,079	$—	$389
ABLE	61.99%	50	—	—	—	—	—	—
CHASAN Networks Co., Ltd.	100%	—	—	720	149	—	—	—
DASAN France	100%	19	18	—	—	—		—
DASAN INDIA Private Limited	99.99%	2,710	2,080	—	—	—	—	—
DMC	100%	1	1	—	—	—	—	—
D-Mobile	100%	4,431	3,610	—	—	421	—	—
DTS	81.56%	—	—	—	—	—	1	—
HANDYSOFT, Inc.	17.64%	155	136	—	—		—	—
J-Mobile Corporation	68.56%	54	—	—	—	634	25	—
PANDA Media, Inc.	90%	—	—	—	—	2	—	1
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	750	—	—	—
		$28,634	$24,018	$720	$899	$6,136	$26	$390

		For the year ended December 31, 2015
Counterparty	DNI Ownership Interest	Sales	Cost of revenue	Manufacturing (Cost of revenue)	Research and product development	Selling, marketing, general and administrative	Other income	Other expenses
DNI (Parent Company)	N/A	$23,365	$19,822	$—	$—	$7,230	$24	$363
CHASAN Networks Co., Ltd.	100%	—	—	731	358	—	—	—
DASAN RND Co., LTD	100%	—	—	—	—	605	—	—
D-Mobile	100%	—	—	—	—	91	—	—
HANDYSOFT, Inc.	17.64%	1,410	1,337	—	—	—	—	184
J-Mobile Corporation	68.56%	—	—	—	—	1,511	15	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	631	—	—	—
		$24,775	$21,159	$731	$989	$9,437	$39	$547
The Company has entered into sales agreements with DNI and certain of its subsidiaries. Sales and cost of revenue to DNI, DASAN France, DASAN INDIA Private Limited, and D-Mobile represent finished goods produced by the Company that are sold to these related parties who sell the Company's products in Korea, France, India and Taiwan, respectively. As discussed above, on December 31, 2017 DNS acquired DASAN India Private Limited and D-Mobile from DNI.
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

Balances of Receivables and Payables with Related Parties
Balances of receivables and payables arising from sales and purchases of goods and services with related parties as of December 31, 2017 and 2016 were as follows (in thousands):

		As of December 31, 2017
Counterparty	DNI Ownership Interest	Account receivables	Other receivables	Deposits for lease*	Long-term debt	Accounts payable	Other payables	Accrued and other current liabilities**
DNI (parent company)	N/A	$12,576	$93	$786	$6,800	$1,264	$1,859	$59
Tomato Soft Ltd.	100%	—	—	—	—	—	18	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	—	—	54	—
D-Mobile	100%	—	—	—	—	—	—	—
ABLE	94.57%	—	—	—	—	—	—	—
DASAN France	100%	870	71	—	—	—	—	—
HANDYSOFT, Inc.	17.63%	52	—	—	—	—	—	—
CHASAN Networks Co., Ltd.	100%	—	—	—	—	87	—	—
Solueta	100%	—	—	—	—	—	25	—
		$13,498	$164	$786	$6,800	$1,351	$1,956	$59

		As of December 31, 2016
Counterparty	DNI Ownership Interest	Account receivables	Other receivables	Deposits for lease*	Long-term debt	Accounts payable	Other payables
DNI (Parent Company)	N/A	$6,679	$171	$690	$6,800	$1,613	$7,028
ABLE	61.99%	53	—	9	—	—	—
DASAN France	100%	23	—	—	—	—	—
DASAN INDIA Private Limited	99.99%	2,606	—	—	—	—	—
D-Mobile	100%	3,943	—	—	—	—
HANDYSOFT, Inc.	17.64%	2	—	—	—	—	—
J-Mobile Corporation	68.56%	5	—	—	—	—	—
Tomato Soft Ltd.	100%	—	—	—	—	—	16
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	—	70	63
		$13,311	$171	$699	$6,800	$1,683	$7,107
* Included in other assets related to deposits for lease in the consolidated balance sheets as of December 31, 2017 and 2016.
**Included in accrued and other liabilities in the consolidated balance sheet as of December 31, 2017.

(14) Commitments and Contingencies
Operating Leases
The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options and escalation clauses. Estimated future lease payments under all non-cancellable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Minimum Future Lease Payments
Year ending December 31:
2018	$3,794
2019	2,928
2020	2,844
2021	2,590
2022	2,664
Thereafter	8,423
Total minimum lease payments	$23,243
Performance Bonds
In the normal course of operations, from time to time, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. As of December 31, 2017, the Company had $2.5 million of surety bonds guaranteed by third parties.
Purchase Commitments
The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding, net of reserve, was $8.0 million as of December 31, 2017.
Payment Guarantees Provided by Third Parties and DNI
The following table sets forth payment guarantees of the Company's indebtedness and other obligations as of December 31, 2017 that have been provided by third parties and DNI. DNI owns approximately 58% of the outstanding shares of our common stock.

Guarantor	Amount Guaranteed (in thousands)	Description of Obligations Guaranteed

DNI	$3,584	Borrowings from Shinhan Bank
DNI	1,792	Purchasing card from Shinhan Bank
DNI	10,640	Letter of credit from Industrial Bank of Korea
DNI	6,000	Letter of credit from NongHyup Bank
DNI	560	Purchasing card from NongHyup Bank
DNI	6,368	Borrowings from Export-Import Bank of Korea
Industrial Bank of Korea	6,221	Letter of credit
Industrial Bank of Korea	284	Letter of credit (local)
NongHyup Bank	2,983	Letter of credit
Shinhan Bank	330	Purchasing card
Industrial Bank of Korea	1,806	Performance bonds
KEB Hana Bank	34	Performance bonds
State Bank of India	39	Performance bonds
Seoul Guarantee Insurance Co.	594	Performance payment guarantee*
	$41,235
*The Company is responsible for the warranty liabilities generally for the period of two years regarding major product sales and have contracted surety insurance over part of the warranty liabilities.
Royalties
The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue and is recorded in cost of revenue.

(15) Litigation

On November 30, 2017, the Company settled a patent infringement claim asserted by TQ Delta LLC by entering into a patent license agreement with TQ Delta LLC.  Under the terms of the agreement, the Company expensed $0.4 million in royalty payments in 2017 and will expense $1.0 million in royalty payment in 2018.
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
(16) Employee Benefit Plans
The Company maintains a 401(k) plan for its employees whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company may make discretionary contributions. The 401(k) plan is a Legacy Zhone plan. The Company made no discretionary contributions to the plan in 2017 or 2016.
The Company also maintains a defined contribution plan for its employees in Korea. Under the defined contribution plan, the Company contributes 8.33% of an employee's gross salary into the plan every quarter.
(17) Enterprise-Wide Information
The Company is a global provider of network access solutions and communications equipment for service providers and enterprise networks. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the Company unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure. The Company’s chief operating decision maker is the Company’s Chief Executive Officer, who reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company attributes revenue from customers to individual countries based on location shipped. The following summarizes required disclosures about geographical concentrations and revenue by products and services (in thousands):

	Years ended December 31,
	2017	2016	2015
Revenue by geography:
United States	$48,840	$16,872	$4,426
Canada	5,631	1,967	7
Total North America	54,471	18,839	4,433
Latin America	26,206	9,604	2,510
Europe, Middle East, Africa	30,768	13,611	9,383
Korea	81,533	77,979	114,676
Other Asia Pacific	54,136	30,271	8,194
Total International	192,643	131,465	134,763
Total	$247,114	$150,304	$139,196

	Years ended December 31,
	2017	2016	2015
Revenue by products and services:
Products	$235,117	$142,238	$133,036
Services	11,997	8,066	6,160
Total	$247,114	$150,304	$139,196
The Company's property and equipment, net of accumulated depreciation, were located in the following geographical areas as of December 31, 2017 and 2016 (in thousands):

	As of December 31,
	2017	2016
United States	$3,393	$4,094
Korea	1,633	1,455
Japan and Vietnam	810	739
Taiwan and India	37	—
	$5,873	$6,288

(18) Quarterly Information (unaudited)

	Year ended December 31, 2017
	Q1 (1)	Q2 (1)	Q3 (1)	Q4
	(in thousands, except per share data)
Net revenue	$52,112	$59,941	$66,438	$68,623
Gross profit	17,792	19,189	22,073	22,315
Operating income (loss)	(2,529)	(803)	1,661	2,393
Net income (loss)	(3,498)	(874)	1,387	4,157
Net income (loss) attributable to non-controlling interest	249	(65)	(12)	(70)
Net income (loss) attributable to DASAN Zhone Solutions, Inc.	(3,747)	(809)	1,399	4,227
Net income (loss) per share attributable to DASAN Zhone Solutions, Inc.:
Basic	$(0.23)	$(0.05)	$0.09	$0.26
Diluted	$(0.23)	$(0.05)	$0.09	$0.26
Weighted-average shares outstanding:
Basic	16,378	16,380	16,382	16,391
Diluted	16,378	16,380	16,382	16,445

	Year ended December 31, 2016
	Q1	Q2	Q3(1)	Q4(1)
	(in thousands, except per share data)
Net revenue	$25,340	$34,252	$31,240	$59,472
Gross profit	4,611	9,002	9,300	18,034
Operating loss	(4,341)	(165)	(5,114)	(3,429)
Net loss	(3,761)	(533)	(4,789)	(6,245)
Net income (loss) attributable to non-controlling interest	6	33	(56)	15
Net loss attributable to DASAN Zhone Solutions, Inc.	(3,767)	(566)	(4,733)	(6,260)
Net loss per share attributable to DASAN Zhone Solutions, Inc.:
Basic	$(0.40)	$(0.06)	$(0.42)	$(0.38)
Diluted	$(0.40)	$(0.06)	$(0.42)	$(0.38)
Weighted-average shares outstanding:
Basic	9,493	9,493	11,139	16,375
Diluted	9,493	9,493	11,139	16,375

(1)Results include the operating results of Legacy Zhone from and after September 9, 2016.

(19) Subsequent Events
In February 2016, the Company borrowed $1.8 million from DNI for capital investment, which amount was outstanding as of December 31, 2017. This loan was due to mature in March 2018 with an option of renewal by mutual agreement, and bore interest at a rate of 4.6% per annum, payable annually. Effective February 27, 2018, the Company amended the terms of this loan to extend the repayment date from March 2018 to July 2019 and maintain an interest rate of 4.6%.
On March 27, 2018, DNS (a Korean-based, wholly-owned subsidiary of the Company) borrowed KRW6.5 billion ($6.0 million in USD) from DNI. The loan bears interest at a rate of 4.6% and is due on June 27, 2019.
Effective March 27, 2018, the Company and WFB modified the definition of Liquidity Trigger Event (as defined in the WFB Facility) from $10.0 million to $5.0 million on March 31, 2018 or $10.0 million for subsequent quarters. Effective March 30, 2018, the Company and WFB amended the WFB Facility to extend the maturity date from March 31, 2019 to July 15, 2019.

On March 28, 2018, DNS and Shinhan Bank extended the term of their $3.0 million loan from March 30, 2018 to March 30, 2019. As such, the Company reclassed this debt to long-term as of December 31, 2017.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The information required by this Item 9 and Item 304(a) of Regulations S-K was previously reported in our Current Reports on Form 8-K filed on October 17, 2016 and December 2, 2016.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted pursuant to the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13a-15(b) of the exchange act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this report. The evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described below under “Management’s Annual Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were not effective as of December 31, 2017.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, the end of our fiscal year. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment of internal control over financial reporting, management has concluded that, as of December 31, 2017, our internal control over financial reporting, because of the unremediated material weaknesses in our internal control over financial reporting described below, was not effective.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the results of the independent investigation and due to the incorrect application of generally accepted accounting principles that resulted in material misstatements and a restatement of our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016, management identified material weaknesses in our internal control over financial reporting as of December 31, 2016 which continue to exist at December 31, 2017. Specifically, we did not maintain an effective control environment as there was an insufficient complement of personnel with appropriate accounting knowledge, experience and competence, resulting in incorrect application of generally accepted accounting principles. This material weakness contributed to the following material weaknesses. We did not maintain effective controls over our financial close process. Also, we did not design and maintain effective controls over the review of supporting information to determine the completeness and accuracy of the accounting for complex transactions, specifically related to the business combination that occurred on September 9, 2016, which resulted in an incorrect application of generally accepted accounting principles that resulted in material misstatements and a restatement of our unaudited condensed consolidated financial statements for the three and nine months period ended September 30, 2016. Additionally, these material weaknesses could result in a misstatement in the financial statements that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting
As of the date of this report, we are re-assessing the design of our controls and modifying processes related to the accounting for significant and unusual transactions as well as enhancing monitoring and oversight controls in the application of applicable accounting guidance related to such transactions. In connection therewith, we have hired and we anticipate that we will hire additional accounting personnel with relevant skills, training and experience, and conduct further training of accounting and finance personnel.
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
ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS
The information required in this item relating to our corporate governance, directors and nominees, and the compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Corporate Governance Principles and Board Matters," " Ownership of Securities" and "Proposal 1: Election of Directors" in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Information relating to our executive officers is included under the caption "Executive Officers" in Part I of this Annual Report on Form 10-K, pursuant to General Instruction G(3) of Form 10-K.
We have adopted a Code of Conduct and Ethics applicable to all of our employees, directors and officers (including our principal executive officer, principal financial officer, principal accounting officer and controller). The Code of Conduct and Ethics is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The full text of our Code of Conduct and Ethics is published on our website at http://dasanzhone.com/about/investor-relations/corporategovernance/http://dasanzhone.com/about/investorrelations/corporategovernance. We intend to disclose future amendments to certain provisions of our Code of Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on our website within four business days following the date of such amendment or waiver.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is included under the captions "Executive Compensation," "Compensation Committee Report" and "Director Compensation" in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporate herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans is included under the captions "Ownership of Securities" and "Executive Compensation" in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the captions "Certain Relationships and Related Transactions" in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements
The Index to Consolidated Financial Statements on page 42 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Exhibits

ITEM 16.    FORM 10-K SUMMARY
None.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of DASAN Zhone Solutions, Inc., as amended through February 28, 2017	10-K	000-32743	3.1	September 9, 2017
3.2	Amended and Restated Bylaws	8-K	000-32743	3.2	September 12, 2016
10.1#	DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan	8-K	000-32743	10.1	January 10, 2017
10.1.1#	Form of Stock Option Agreement for the DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan	8-K	000-32743	10.2	January 10, 2017
10.1.2#	Form of Restricted Stock Unit Award Agreement for the DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan	10-K	000-32743	10-1	September 9, 2017
10.2 #	DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	8-K	000-32743	10.6	September 13, 2016
10.2.1#	Form of Stock Option Agreement for the DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	8-K	000-32743	10.7	September 13, 2016
10.2.2#	Form of Restricted Stock Award Agreement for the DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	8-K	000-32743	10.2	May 17, 2007
10.2.3#	Form of Restricted Stock Unit Award Agreement for the DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	10-Q	000-32743	10.3	November 14, 2016
10.3#	DASAN Zhone Solutions, Inc. 2002 Employee Stock Purchase Plan	8-K	000-32743	10.1	May 17, 2006
10.4#	DASAN Zhone Solutions, Inc. Non-Employee Director Compensation Program					X
10.5#	Form of Indemnity Agreement (directors and officers)	10-Q	000-32743	10.20	May 14, 2004
10.6#	Form of Change of Control Severance Agreement	10-Q	000-32743	10.1	August 9, 2012
10.7#	Zhone Technologies, Inc. Incentive Bonus Plan	10-Q	000-32743	10.1	November 8, 2013
10.8#	Amended and Restated Employment Agreement dated as of October 10, 2017 by and between DASAN Zhone Solutions, Inc. and Il Yung Kim					X
10.9#	Employment Agreement, dated as of December 1, 2017, by and between DASAN Zhone Solutions, Inc. and Michael Golomb					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date
10.10#	Amended and Restated Employment Agreement, dated as of September 9, 2016, by and between Dasan Zhone Solutions, Inc. and James Norrod	8-K	000-32743	10.2	September 13, 2016
10.11#	General Release of Claims, dated as of September 11, 2017, by and between Dasan Zhone Solutions, Inc. and James Norrod	10-Q	000-32743	10.2	November 15, 2017
10.12#	Employment Agreement dated as of September 9, 2016 by and between Dasan Zhone Solutions, Inc. and Kirk Misaka	8-K	000-32743	10.3	September 13, 2016
10.13	General Release of Claims dated as of September 11, 2017 by and between Dasan Zhone Solutions, Inc. and Kirk Misaka	10-Q	000-32743	10.3	November 15, 2017
10.14#	Transaction Bonus Agreement, dated as of September 9, 2016, by and between DASAN Zhone Solutions, Inc. and James Norrod	8-K	000-32743	10.4	September 13, 2016
10.15#	Transaction Bonus Agreement, dated as of September 9, 2016, by and between DASAN Zhone Solutions, Inc. and Kirk Misaka	8-K	000-32743	10.5	September 13, 2016
10.16#	Letter Agreement, dated November 10, 2016, between DASAN Zhone Solutions, Inc. and Eric Presworsky	8-K	000-32743	10.1	November 14, 2016
10.17#	Stock Option Cancellation Agreement dated March 31, 2016, between Zhone Technologies, Inc. and James Norrod	8-K	000-32743	10.1	April 5, 2016
10.18	Stockholder Agreement, dated as of September 9, 2016, by and among DASAN Zhone Solutions, Inc. and DASAN Networks, Inc. and the other parties thereto	8-K	000-32743	10.1	September 12, 2016
10.19	Lock-Up Agreement, dated as of September 9, 2016, by and among DASAN Zhone Solutions, Inc., DASAN Networks, Inc. and the other parties thereto	8-K	000-32743	10.2	September 12, 2016
10.20	Registration Rights Agreement, dated as of September 9, 2016, by and among DASAN Zhone Solutions, Inc., DASAN Networks, Inc. and the other parties thereto	8-K	000-32743	10.3	September 12, 2016
10.21	Loan Agreement, dated as of September 9, 2016, by and among DASAN Zhone Solutions, Inc., DASAN Networks, Inc. and the other parties thereto	8-K	000-32743	10.4	September 12, 2016

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date
10.22	Credit and Security Agreement, dated as of March 13, 2012, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.16	March 15, 2012
10.22.1	First Amendment to Credit and Security Agreements, dated as of March 12, 2013, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.12.1	March 15, 2013
10.22.2	Second Amendment to Credit and Security Agreements, dated as of September 30, 2013, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	8-K	000-32743	10.1	October 1, 2013
10.22.3	Third Amendment to Credit and Security Agreements, dated as of March 5, 2014, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.13.3	March 5, 2014
10.22.4	Fourth Amendment to Credit and Security Agreements, dated as of March 6, 2015, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.14.4	March 6, 2015
10.22.5	Fifth Amendment to Credit and Security Agreements, dated as of March 23, 2016, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.14.5	March 23, 2016

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date
10.22.6	Sixth Amendment to Credit and Security Agreements and Consent, dated as of September 9, 2016, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	8-K	000-32743	10.5	September 12, 2016
10.22.7	Joinder and Seventh Amendment to Credit and Security Agreements, dated as of October 7, 2016, by and among DASAN Zhone Solutions, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation, Dasan Network Solutions, Inc. and Wells Fargo Bank, National Association	10-Q	000-32743	10.15	November 14, 2016
10.22.8
Eighth Amendment to Credit and Security Agreements, dated as of March 19, 2018, by and among DASAN Zhone Solutions, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation, Dasan Network Solutions, Inc. and Wells Fargo
						X
10.22.9	Consent Memorandum, dated May 5, 2017, by and among DASAN Zhone Solutions, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation, Dasan Network Solutions, Inc. and Wells Fargo	8-K	000-32743	10.1	May 9, 2017
10.22.10	Ninth Amendment to Credit and Security Agreements, dated as of March 30, 2018, by and among DASAN Zhone Solutions, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation, Dasan Network Solutions, Inc. and Wells Fargo	8-K	000-32743	10.2	April 2, 2018

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date
10.22.11	Letter Agreement, dated July 3, 2017, by and among DASAN Zhone Solutions, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation, Dasan Network Solutions, Inc. and Wells Fargo	8-K	000-32743	10.1	July 6, 2017
10.22.12
Letter Agreement, dated March 27, 2018, by and among DASAN Zhone Solutions, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation, Dasan Network Solutions, Inc. and Wells Fargo
						X
10.23	Credit and Security Agreement (Ex-Im Subfacility), dated as of March 13, 2012, by and among Zhone Technologies, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation and Wells Fargo Bank, National Association	10-K	000-32743	10.17	March 15, 2012
10.24	Office Lease Agreement, dated February 18, 2016, between Zhone Technologies, Inc. and BACM 2005-3 Bryan Dairy Industrial, LLC	8-K	000-32743	10.1	February 23, 2016
10.24.1	First Amendment to Office Lease Agreement, dated June 7, 2016, between Zhone Technologies, Inc. and BACM 2005-3 Bryan Dairy Industrial, LLC	10-Q	000-32743	10.1	August 9, 2016
10.25	Loan Agreement, dated as of March 27, 2018, by and between DASAN Networks, Inc. and DASAN Network Solutions, Inc.	8-K	000-32743	10.1	April 2, 2018
21.2	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
23.2	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)					X
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer					X
101.INS	XBRL Instance Document					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DASAN ZHONE SOLUTIONS, INC.

Date: April 4, 2018	By:	/s/ IL YUNG KIM
Il Yung Kim
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IL YUNG KIM	President, Chief Executive Officer (Principal Executive Officer)	April 4, 2018
Il Yung Kim

/s/ MICHAEL GOLOMB	Chief Financial Officer, Corporate (Principal Financial and Accounting), Corporate Treasurer, and Secretary	April 4, 2018
Michael Golomb

/s/ MIN WOO NAM	Chairman of the Board of Directors	April 4, 2018
Min Woo Nam

/s/ MICHAEL CONNORS	Director	April 4, 2018
Michael Connors

/s/ SEONG GYUN KIM	Director	April 4, 2018
Seong Gyun Kim

/s/ SUNG-BIN PARK	Director	April 4, 2018
Sung-Bin Park