Form 10-Q
period 2018-06-30
DASAN ZHONE SOLUTIONS INC
filed 2018-08-10
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2018, there were 16,497,948 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$27,308	$17,475
Restricted cash	10,426	12,425
Accounts receivable, net
Trade	65,939	48,257
Related parties	1,224	13,498
Other receivables
Others	25,192	12,494
Related parties	65	164
Inventories	38,187	25,344
Prepaid expenses and other current assets	4,137	3,652
Total current assets	172,478	133,309
Property and equipment, net	5,432	5,873
Goodwill	3,977	3,977
Intangible assets, net	6,217	6,785
Non-current deferred taxes	2,925	2,954
Long-term restricted cash	1,136	1,512
Other assets	4,751	4,717
Total assets	$196,916	$159,127
Liabilities, Stockholders’ Equity and Non-controlling Interest
Current liabilities:
Accounts payable
Trade	$49,414	$31,441
Related parties	1,385	1,351
Short-term debts
Bank and trade facilities	39,874	19,790
Related parties	5,795	—
Other payables
Others	1,426	2,032
Related parties	1,449	1,956
Contract liabilities - current	2,600	3,279
Accrued and other liabilities	9,431	11,174
Total current liabilities	111,374	71,023
Long-term debts
Bank and trade facilities	—	2,987
Related parties	6,800	6,800
Contract liabilities - non-current	1,773	1,883
Other long-term liabilities	2,699	2,667
Total liabilities	122,646	85,360
Commitments and contingencies (Note 11)
Stockholders’ equity and non-controlling interest:
Common stock, authorized 36,000 shares, 16,450 shares and 16,410 shares outstanding as of June 30, 2018 and December 31, 2017 at $0.001 par value	16	16
Additional paid-in capital	91,126	90,198
Accumulated other comprehensive income (loss)	(399)	1,871
Accumulated deficit	(16,988)	(18,852)
Total stockholders’ equity	73,755	73,233
Non-controlling interest	515	534
Total stockholders’ equity and non-controlling interest	74,270	73,767
Total liabilities, stockholders’ equity and non-controlling interest	$196,916	$159,127

See accompanying notes to unaudited condensed consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenue:
Third parties	$75,187	$49,080	$133,093	$90,321
Related parties	1,070	10,861	2,668	21,732
Total net revenue	76,257	59,941	135,761	112,053
Cost of revenue:
Products and services - third parties	51,844	31,781	87,697	56,802
Products and services - related parties	1,095	8,574	2,858	17,282
Amortization of intangible assets	153	153	306	306
Total cost of revenue	53,092	40,508	90,861	74,390
Gross profit	23,165	19,433	44,900	37,663
Operating expenses:
Research and product development	8,714	9,141	17,691	18,523
Selling, marketing, general and administrative	11,712	10,551	24,106	21,435
Amortization of intangible assets	131	544	262	1,037
Total operating expenses	20,557	20,236	42,059	40,995
Operating income (loss)	2,608	(803)	2,841	(3,332)
Interest income	75	20	161	46
Interest expense	(560)	(256)	(883)	(530)
Other income (loss), net	(427)	264	(287)	(17)
Income (loss) before income taxes	1,696	(775)	1,832	(3,833)
Income tax expense	341	99	336	539
Net income (loss)	1,355	(874)	1,496	(4,372)
Net income (loss) attributable to non-controlling interest	(61)	(65)	(27)	184
Net income (loss) attributable to DASAN Zhone Solutions, Inc.	$1,416	$(809)	$1,523	$(4,556)

Foreign currency translation adjustments	(2,548)	(824)	(2,230)	2,066
Comprehensive loss	(1,193)	(1,698)	(734)	(2,306)
Comprehensive loss attributable to non-controlling interest	(83)	(64)	(19)	205
Comprehensive loss attributable to DASAN Zhone Solutions, Inc.	$(1,110)	$(1,634)	$(715)	$(2,511)

Net income (loss) per share attributable to DASAN Zhone Solutions, Inc.
Basic	$0.09	$(0.05)	$0.09	$(0.28)
Diluted	$0.08	$(0.05)	$0.09	$(0.28)

Weighted average shares outstanding used to compute basic net income (loss) per share	16,438	16,380	16,425	16,380
Weighted average shares outstanding used to compute diluted net income (loss) per share	16,672	16,380	16,645	16,380
See accompanying notes to unaudited condensed consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,496	$(4,372)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,381	2,353
Stock-based compensation	740	475
Valuation allowance on inventories	411	626
Unrealized (gain) loss on foreign currency transactions	(141)	240
Deferred taxes	(82)	—
Changes in operating assets and liabilities:
Accounts receivable	(18,843)	(8,659)
Inventories	(14,641)	(4,346)
Prepaid expenses and other assets	219	(936)
Accounts payable	18,498	3,689
Accrued and other liabilities	(4,448)	4,118
Net cash used in operating activities	(15,410)	(6,812)
Cash flows from investing activities:
Proceeds from sale of short-term investments	—	1,463
Purchase of short-term investments	—	(430)
Proceeds from disposal of property and equipment and other assets	1	6
Purchase of property and equipment	(415)	(663)
Purchase of intangible asset	—	(31)
Net cash (used in) provided by investing activities	(414)	345
Cash flows from financing activities:
Proceeds from short-term borrowings from bank and trade facilities	44,368	8,679
Proceeds from long-term borrowings from related party	6,064	—
Repayments of borrowings	(26,455)	(9,581)
Proceeds from issuance of common stock	188	1
Net cash provided by (used in) financing activities	24,165	(901)
Effect of exchange rate changes on cash and restricted cash	(883)	1,067
Net increase (decrease) in cash and cash equivalents	7,458	(6,301)
Cash, cash equivalents and restricted cash at beginning of period	31,412	24,543
Cash, cash equivalents and restricted cash at end of period	$38,870	$18,242
Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and equivalents	$27,308	$9,902
Restricted cash	10,426	8,340
Long-term restricted cash	1,136	—
Cash, cash equivalents and restricted cash in statement of financial position	$38,870	$18,242
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business
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
DZS was incorporated under the laws of the state of Delaware in June 1999, under the name Zhone Technologies, Inc. On September 9, 2016, the Company acquired Dasan Network Solutions, Inc. ("DNS"), a California corporation through the merger of a wholly owned subsidiary of the Company with and into DNS, with DNS surviving as a wholly owned subsidiary of the Company (the "Merger"). At the effective time of the Merger, all issued and outstanding shares of capital stock of DNS held by DASAN Networks, Inc. ("DNI") were canceled and converted into the right to receive shares of the Company's common stock in an amount equal to 57.7% of the issued and outstanding shares of the Company's common stock immediately following the Merger. In connection with the Merger, the Company changed its name from Zhone Technologies, Inc. to DASAN Zhone Solutions, Inc.
The Company is headquartered in Oakland, California and has flexible in-house production facilities in Seminole, Florida and with contract manufacturers located in China, India, Korea and Vietnam. The Company also maintains offices to provide sales and customer support at various domestic and international locations.

(b)	Risks and Uncertainties
Liquidity
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States ("U.S. GAAP"), assuming the Company will continue as a going concern.
The Company had net income of $1.5 million for the six months ended June 30, 2018 and $1.2 million for the year ended December 31, 2017. As of June 30, 2018, the Company had an accumulated deficit of $17.0 million and working capital of $61.1 million. In addition, the Company had a net cash outflow from operations of $15.4 million for the six months ended June 30, 2018. As of June 30, 2018, the Company had $27.3 million in cash and cash equivalents, which included $12.5 million in cash balances held by its Korean subsidiary, and $52.5 million in aggregate principal debt of which $45.7 million was in current liabilities. Also, as of June 30, 2018, the Company had $3.2 million committed as security for letters of credit under its revolving credit facilities, and $8.0 million outstanding indebtedness under those facilities, leaving $5.6 million in aggregate financing availability under the facilities. On July 6, 2018, the Company repaid the $8.0 million borrowings under its Wells Fargo Bank ("WFB") Facility. The Company’s current lack of liquidity could harm it by:

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

The Company plans to focus on cost management, operating efficiency and restrictions on discretionary spending. In addition, if necessary, the Company may sell assets, issue or enter into amendments of its debt or equity securities, or purchase credit insurance. The Company may also reduce the scope of its planned product development, reduce sales and marketing efforts and reduce its operations in low margin regions, including reductions in headcount. In fact, subsequent to the end of the quarter, on July 12, 2018, the Company entered into an Amended and Restated Credit and Security Agreement (the “A&R Domestic Credit Agreement”) and an Amended and Restated Credit and Security Agreement ("Ex-Im Subfacility") (the “A&R Ex-Im Credit Agreement”) with WFB, which amended and replaced the Company’s existing senior secured revolving line of credit and letter of credit facilities with WFB and revised certain reporting and compliance provisions, as described more fully in Note 7 to the unaudited condensed consolidated financial statements.
Based on the Company's current plans and current business conditions, the Company believes that these measures along with its existing cash, cash equivalents and available credit facilities will be sufficient to satisfy its anticipated cash requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.
Other Uncertainties
DNI owned approximately 57.7% of the outstanding shares of the Company's common stock as of June 30, 2018. For so long as DNI and its affiliates hold shares of the Company's common stock representing at least a majority of the votes, DNI will be able to freely nominate and elect all the members of the Company's board of directors, subject to the provisions of the Company's bylaws and applicable requirements under Nasdaq listing rules and applicable laws. The directors elected by DNI will have the authority to make decisions affecting the Company's capital structure, including the issuance of additional capital stock or options, the incurrence of additional indebtedness, the implementation of stock repurchase programs, and the declaration of dividends. The interests of DNI may not coincide with the interests of the Company's other stockholders or with holders of the Company's indebtedness. DNI’s ability to control all matters submitted to the Company's stockholders for approval limits the ability of other stockholders to influence corporate matters and, as a result, the Company may take actions that the Company's other stockholders or holders of the Company's indebtedness do not view as beneficial. See Notes 9 and 11 to the unaudited condensed consolidated financial statements for additional information.

(c)	Reclassifications
For the three months ended June 30, 2017, certain prior period statement of comprehensive income (loss) items have been reclassified to correctly reflect research and product development expenses and selling, marketing, general and administrative expenses of $0.1 million and $0.1 million, respectively, which were previously incorrectly classified as cost of revenue-products and services. For the six months ended June 30, 2017 certain prior period statement of comprehensive loss items have been reclassified to correctly reflect research and product development expenses and selling, marketing, general and administrative expenses of $0.3 million and $0.4 million, respectively, which were previously incorrectly classified as cost of revenue-products and services.

(d)	Basis of Presentation
For a description of what the Company believes to be the critical accounting policies and estimates used in the preparation of the Company's unaudited condensed consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Company does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission.

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
For the three and six months ended June 30, 2018, one customer accounted for 22% and 15% of net revenue, respectively. For the three months ended June 30, 2017, two customers represented 11% and 14% (a related party) of net revenue, respectively. For the six months ended June 30, 2017, one customer represented 12% (a related party) of net revenue.
As of June 30, 2018, two customers represented 23% and 11% of net accounts receivable, respectively. As of December 31, 2017, two customers represented 20% (a related party) and 11% of net accounts receivable, respectively.
As of June 30, 2018 and December 31, 2017, receivables from customers in countries other than the United States represented 80% and 84%, respectively, of net accounts receivable.

(g)	Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted
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

	As of January 1, 2018
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
The following table summarizes the effects of Topic 606 on the Company’s unaudited condensed consolidated balance sheet at June 30, 2018 (in thousands):

	As of June 30, 2018
	As reported	Adjustments		Balance without adoption of ASC 606
Assets
Accounts receivable, net	$67,163	$512	(1)	$66,651
Inventories	38,187	66	(2)	38,121
Liabilities
Contract liabilities - current	2,600	347	(2)	2,253
Accrued and other liabilities	9,431	512	(1)	8,919
Stockholders’ equity
Accumulated deficit	(16,988)	(281)		(16,707)

(1) Allowance for sales returns was historically presented as a contra-asset within accounts receivable on the Company's consolidated balance sheets. Upon the adoption of Topic 606, the Company presents the allowance for sales returns in Accrued and other liabilities (current).
(2) Represents the impact of allocation of transaction price to separate performance obligations in open contracts as of June 30, 2018 on a relative standalone selling price basis and acceleration of revenue (and related costs) for contracts for which acceptance clauses are a formality.
The following table summarizes the effects of Topic 606 on the Company’s unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018
	As reported	Adjustments	Balance without adoption of ASC 606
Net revenue	$76,257	$(152)	$76,409
Cost of revenue - products and services	53,092	(5)	53,097
Gross profit	23,165	(147)	23,312
Provision for income taxes	(341)	—	(341)
Net income	1,355	(147)	1,502

	Six Months Ended June 30, 2018
	As reported	Adjustments	Balance without adoption of ASC 606
Net revenue	$135,761	$(347)	$136,108
Cost of revenue - products and services	90,861	(66)	90,927
Gross profit	44,900	(281)	45,181
Provision for income taxes	(336)	—	(336)
Net income	1,496	(281)	1,777
During the three and six months ended June 30, 2018, $0.3 million and $0.6 million respectively, was recognized as revenue from the opening contract liabilities balance.
There was no impact on net revenue from related parties as a result of Topic 606.
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The updated guidance became effective for the Company on January 1, 2018 and was adopted accordingly. The adoption of this standard did not have any effect on the Company's condensed consolidated statement of cash flows for the three and six months ended June 31, 2018 or 2017.
In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash, which requires that a statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. The updated guidance became effective for the Company beginning on January 1, 2018 and was adopted accordingly, using the retrospective approach. As a result, the Company no longer presents transfers between cash and cash equivalents and restricted cash in the consolidated cash flow statements. The condensed consolidated statement of cash flows for the six months ended June 30, 2017 was revised to exclude the $1.3 million change in restricted cash from net cash used in investing activities and to include $6.7 million and $8.3 million in cash, cash equivalents and restricted cash, beginning of period and cash, cash equivalents and restricted cash, end of period, respectively.
Other Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for the Company on January 1, 2019, and early adoption is permitted. The Company does not plan to early adopt this guidance. The Company expects its assets and liabilities to increase as a result of the adoption of this standard. In July 2018, the FASB issued ASU 2018-18-11, Leases (Topic 842): Targeted Improvements, ASU 2018-11 states that, separating components of a contract affect the amendments in Update 2016-02, which are not yet effective but can be early adopted. All entities, including early adopters, that elect the practical expedient related to separating components of a contract in this Update must apply the expedient, by class of underlying asset, to all existing lease transactions that qualify for the expedient at the date elected. The Company is currently assessing the potential impact of adopting this new guidance on its consolidated financial statements.
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
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act"). Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act. Because the amendments only relate to the reclassification of the income rate tax effect of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018 and interim periods in those years. The Company is not able to quantify or cannot reasonably estimate quantitative information related to the impact of the new standard on its consolidated financial statements at this time.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments add various Securities and Exchange Commission (“SEC) paragraphs pursuant to the issuance of SEC Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“Act”) (“SAB 118”). The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has provided a reasonable estimate of the tax reform in the notes to the consolidated financial statements.

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
The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet as of June 30, 2018 and the consolidated balance sheet as of December 31, 2017, but require disclosure of their fair values: cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The carrying values of financial instruments such as cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature. The carrying value of the Company's debt approximates their fair values based on the current rates available to the Company for debt of similar terms and maturities
To manage certain exposures to currency fluctuations, the Company started a limited hedging program during the three months ended June 30, 2018 by entering into foreign currency forward contracts with maturities of one month to hedge a portion of its net outstanding foreign currency monetary assets and liabilities. These derivatives are recorded at fair value on the condensed consolidated balance sheet under "Other Current Assets" or "Accounts Payable - Trade" with changes in the fair value being recorded in "Other income (loss), net".
These derivative contracts are entered into with a single counterparty, and are not designated as hedging instruments under applicable accounting guidance. As such, all changes in the fair value of these derivative contracts are recorded in other income (loss), net on the condensed consolidated statements of comprehensive income (loss). These derivative contracts are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities, and changes in the related derivative assets and liabilities balances are classified outside of operating income (loss), consistent with the related underlying foreign currency gain or loss.
These derivative contracts expose the Company to credit risk to the extent that the counterparty may be unable to meet the terms of the arrangement. The Company mitigates this credit risk by transacting with reputable financial institutions and entering into master netting arrangements, which permit net settlement of transactions with the same counterparty. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The Company is not required to pledge, and is not entitled to receive, cash collateral related to these derivative instruments. The Company does not enter into derivative contracts for trading or speculative purposes.
As of June 30, 2018, the Company had derivative contracts with total notional values of $20.1 million. The Company's foreign currency contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. The fair values of these outstanding derivative contracts as of June 30, 2018 was a $1.0 million liability, included in accounts payable - trade.

(3)	Cash, Cash Equivalents and Restricted Cash
As of June 30, 2018 and December 31, 2017, the Company's cash and cash equivalents comprised financial deposits. Restricted cash consisted primarily of cash restricted for performance bonds, warranty bonds and collateral for borrowings. Current and long-term restricted cash was $11.6 million at June 30, 2018 and $13.9 million at December 31, 2017.

(4)	Balance Sheet Detail
Accounts Receivable
Accounts receivable, net as of June 30, 2018 and December 31, 2017 was as follows (in thousands):

	June 30, 2018		December 31, 2017
Gross accounts receivable	$67,531		$63,446
Allowance for doubtful accounts	(368)		(922)
Allowance for sales returns	—	(1)	(769)
Total allowances	(368)		(1,691)
Accounts receivable, net	$67,163		$61,755
(1) Upon adoption of ASC 606, allowances for sales returns were reclassified to accrued and other liabilities as these reserve balances are considered estimated refund liabilities. Refer to footnote 1(g) for additional information about the adoption impact.
Inventories
Inventories as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$16,730	$12,671
Work in process	2,030	2,150
Finished goods	19,427	10,523
Total inventories	$38,187	$25,344
Inventories provided as collateral for borrowings from Export-Import Bank of Korea amounted to $23.4 million and $11.4 million as of June 30, 2018 and December 31, 2017, respectively.

(5)	Property and Equipment
Property and equipment as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018	December 31, 2017
Furniture and fixtures	$22,066	$22,988
Machinery and equipment	5,557	5,455
Leasehold improvements	3,613	3,647
Computers and software	682	621
Others	975	1,007
	32,893	33,718
Less: accumulated depreciation and amortization	(27,260)	(27,584)
Less: government grants	(201)	(261)
Property and equipment, net	$5,432	$5,873
Depreciation expense associated with property and equipment for the three and six months ended June 30, 2018 was $0.4 million and $0.8 million respectively. Depreciation expense for the three and six months ended June 30, 2017 was $0.5 million and $1.0 million, respectively.
The Company receives grants from various government entities, mainly to support capital expenditures. Such grants are deferred and are generally refundable to the extent the Company does not utilize the funds for qualifying expenditures. Once earned, the Company records the grants as a contra amount to the assets and amortizes such amount over the useful lives of the related assets as a reduction to depreciation expense.

(6)	Goodwill and Intangible Assets
Goodwill as of June 30, 2018 and December 31, 2017 was as follows (in thousands):

	June 30, 2018	December 31, 2017
Beginning balance	$3,977	$3,977
Less: accumulated impairment	—	—
Ending balance	$3,977	$3,977
The Company did not recognize impairment loss on goodwill during the six months ended June 30, 2018 and 2017. Intangible assets as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$3,060	$(1,122)	$1,938
Customer relationships	5,240	(961)	4,279
Backlog	2,179	(2,179)	—
Total intangible assets	$10,479	$(4,262)	$6,217

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$3,060	$(816)	$2,244
Customer relationships	5,240	(699)	4,541
Backlog	2,179	(2,179)	—
Total intangible assets	$10,479	$(3,694)	$6,785
Amortization expense associated with intangible assets for the three and six months ended June 30, 2018 was $0.3 million and $0.6 million, respectively. Amortization expense associated with intangible assets for the three and six months ended June 30, 2017 was $0.7 million and $1.4 million, respectively.

(7)	Debts
Wells Fargo Bank Facility
As of June 30, 2018, the Company had a $25.0 million revolving line of credit and letter of credit facility (then and as subsequently amended and replaced) with WFB, (the "WFB Facility"). Under the WFB Facility, the Company has the option of borrowing funds at agreed upon interest rates. The amount that the Company is able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the WFB Facility, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. To maintain availability of funds under the WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.
As of June 30, 2018, the Company had $8.0 million in outstanding borrowings under its WFB Facility (included in short-term debts), and $2.1 million was committed as security for letters of credit. Subsequent to the end of the quarter, on July 6, 2018, the Company repaid the $8.0 million borrowings under the WFB Facility. Based on the Company's eligible accounts receivable and inventory, the Company had $2.2 million of financing availability under the WFB Facility as of June 30, 2018. The interest rate on the WFB Facility was 4.59% at June 30, 2018.
Subsequent to the end of the quarter, on July 12, 2018, the Company entered into an Amended and Restated Credit and Security Agreement (the “A&R Domestic Credit Agreement”) and an Amended and Restated Credit and Security Agreement ("Ex-Im Subfacility") (the “A&R Ex-Im Credit Agreement”) with WFB, which amended and replaced the Company’s existing senior secured revolving line of credit and letter of credit facilities with WFB and revised certain reporting and compliance provisions. The A&R Domestic Credit Agreement and the A&R Ex-Im Credit Agreement provide for a revolving line of credit of $25.0 million (including up to $5.0 million of letters of credit), with the amount that the Company is able to borrow based on eligible accounts receivable and inventory, less the amount committed as security for letters of credit. To maintain availability of funds under the A&R Domestic Credit Agreement and the A&R Ex-Im Credit Agreement, the Company will continue to pay a commitment fee of 0.25% per annum on the unused portion. The amounts borrowed under the amended WFB Facility continue to bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on the Company's average excess availability (as calculated under the WFB Facility). The new maturity date under the WFB Facility is also extended from July 15, 2019 to July 12, 2021.
The Company’s obligations under the WFB Facility are secured by substantially all of its assets and those of its subsidiaries that guarantee the WFB Facility, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative and negative covenants. If the Company defaults under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the WFB Facility. As of June 30, 2018, the Company was in compliance with the covenants under the WFB Facility.
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
As of June 30, 2018 and December 31, 2017, the Company had an aggregate outstanding balance of $31.9 million (included in short-term debts) and $22.8 million ($19.8 million included in short-term debts), respectively, under such financing arrangements, and the interest rates per annum applicable to outstanding borrowings under these financing arrangements were as listed in the tables below (amount in thousands).

		As of June 30, 2018
		Interest rate (%)	Amount
Industrial Bank of Korea	Credit facility	3.48-4.02	$4,515
Industrial Bank of Korea	Trade finance	4.47-5.25	2,427
Shinhan Bank	General loan	6.06	2,853
Shinhan Bank	Trade finance	4.16	1,200
NongHyup Bank	Credit facility	3.90-4.10	2,569
The Export-Import Bank of Korea	Export development loan	3.20-3.28	7,270
LGUPlus	General loan	0	1,782
JECC Factoring	AR Factoring	1.58	6,362
Shinhan Bank (India)	General loan	8.70-8.90	2,896
			$31,874

		As of December 31, 2017
		Interest rate (%)	Amount
Industrial Bank of Korea	Credit facility	2.89 - 3.26	$2,328
Industrial Bank of Korea	Trade Finance	4.47 - 5.97	2,401
Shinhan Bank	General loan	5.91	2,987
Shinhan Bank	Trade finance	3.90 - 4.14	3,050
NongHyup Bank (Korea)	Credit facility	2.83 - 3.42	860
The Export-Import Bank of Korea	Export development loan	3.20 - 3.28	7,570
Mitsubishi Bank (Japan)	AR factoring	1.58	1,872
Shinhan Bank (India)	General loan	8.70 - 8.90	1,709
			$22,777
As of June 30, 2018, the Company had $7.1 million in outstanding borrowings and $1.1 million committed as security for letters of credit under the Company's $12.0 million credit facility with certain foreign banks. On June 18, 2018, the Company's Korean subsidiary received a mutual cooperation capital loan of $1.8 million from LGUPlus and provided a letter of guarantee of the same amount from Seoul Guarantee Insurance as collateral.
See Note 9 for a discussion of related-party debt.

(8)	Non-Controlling Interests
Non-controlling interests for the six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Beginning non-controlling interests	$534	$416
Net income (loss) attributable to non-controlling interests	(27)	184
Foreign currency translation adjustments	8	21
Ending non-controlling interests	$515	$621

(9)	Related-Party Transactions
Related-Party Acquisitions
On December 31, 2017, DNS acquired 100% and 99.99% of the common stock of D-Mobile Limited (“D-Mobile”) and DASAN India Private Limited ("DASAN India"), respectively, from DNI. D-Mobile and DASAN India are resellers of the Company's products in Taiwan and India, respectively. The consideration payable by the Company to DNI for the common stock of the two subsidiaries is the net book value of D-Mobile and DASAN India at December 31, 2017, subject to final adjustments. The net book value of D-Mobile and DASAN India was an aggregate of $0.8 million. These transactions were accounted for by the Company as common control transactions, with the net assets transferred recorded at historical cost. The transactions did not result in a change in reporting entity and hence were accounted for prospectively.
Related-Party Debt
In connection with the Merger, on September 9, 2016, the Company entered into a loan agreement with DNI for a $5.0 million unsecured subordinated term loan facility. Under the loan agreement, the Company was permitted to request drawdowns of one or more term loans in an aggregate principal amount not to exceed $5.0 million. As of June 30, 2018, $5.0 million in term loans was outstanding under the facility. Such term loans mature in September 2021 and are pre-payable at any time by the Company without premium or penalty. The interest rate as of June 30, 2018 under this facility was 4.6% per annum.
Also, the Company borrowed $1.8 million from DNI for capital investment in February 2016, which amount was outstanding as of June 30, 2018. This loan matures in July 2019 and bears interest at a rate of 4.6% per annum, payable annually.

On March 21, 2018, DNS borrowed KRW6.5 billion ($5.8 million) from DNI, which remained outstanding at June 30, 2018. The loan bears interest at a rate of 4.6% and matures on June 27, 2019, and is secured by certain accounts receivable of DNS Korea.
Other Related-Party Transactions
Sales and purchases, cost of revenue, research and product development, selling, marketing, general and administrative, interest expense and other expenses to and from related parties for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

		Three Months Ended June 30, 2018
Counterparty	DNI ownership Interest	Sales	Cost of revenue	Manufacturing (cost of revenue)	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI (Parent Company)	N/A	$962	$750	$—	$—	$1,144	$69	$79
Tomato Soft Ltd.	100%	—	—	38	—	—	—	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	123	—	—	—
Chasan Networks Co., Ltd.	100%	—	—	268	18	—	—	—
Dasan France	100%	—	—	—	—	—	—	—
Handysoft, Inc.	17.63%	108	39	—	—	2	—	—
		$1,070	$789	$306	$141	$1,146	$69	$79

		Three Months Ended June 30, 2017
Counterparty	DNI ownership Interest	Sales	Cost of revenue	Manufacturing (cost of revenue)	Research and product development	Selling, marketing, general and administrative	Other expenses
DNI (Parent Company)	N/A	$8,480	$7,095	$—	$—	$1,326	$57
Chasan Networks Co., Ltd.	100%	—	—	187	32	—	—
Dasan France	100%	556	549	—	—	300	—
D-Mobile	100%	1,811	741	—	—	94	—
Fine Solution	100%	—	—	—	—	1	—
HandySoft, Inc.	17.64%	14	2	—	—	—	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	133	37	—
Solueta	27.21%	—	—	—	—	—	3
		$10,861	$8,387	$187	$165	$1,758	$60

		Six Months Ended June 30, 2018
Counterparty	DNI ownership Interest	Sales	Cost of revenue	Manufacturing (cost of revenue)	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI (Parent Company)	N/A	$2,210	$1,873	$—	$—	$2,166	$71	$145
Tomato Soft Ltd.	100%	—	—	57	—	—	—	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	10	2,777	—	—	—
Chasan Networks Co., Ltd.	100%	—	—	592	36	—	—	—
Dasan France	100%	202	177	—	—	—	—	—
HandySoft, Inc.	17.63%	256	149	—	—	2	—	—
		$2,668	$2,199	$659	$2,813	$2,168	$71	$145

		Six Months Ended June 30, 2017
Counterparty	DNI ownership Interest	Sales	Cost of revenue	Manufacturing (cost of revenue)	Research and product development	Selling, marketing, general and administrative	Other expenses
DNI (Parent Company)	N/A	$12,631	$10,416	$—	$—	$2,200	$120
Chasan Networks Co., Ltd.	100%	—	—	382	59	—	—
Dasan France	100%	950	936	—	—	300	—
Dasan India Private Limited(1)	100%	6,287	4,783	—	—	—	—
D-Mobile(1)	100%	1,822	754	—	—	196	—
Fine Solution	100%	—	—	—	—	4	—
HandySoft, Inc.	17.64%	34	11	—	—	—	—
J-Mobile Corporation	68.56%	8	—	—	—	132	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	304	37	—
Solueta	27.21%	—	—	—	—	—	3
		$21,732	$16,900	$382	$363	$2,869	$123
(1) As discussed above, on December 31, 2017 DNS acquired DASAN India and D-Mobile from DNI.
The Company has entered into sales agreements with DNI and certain of its subsidiaries. Sales and cost of revenue to DNI and DASAN France (and with respect to the first and second quarters of 2017, DASAN India and D-Mobile) represent finished goods produced by the Company that are sold to these related parties who sell the Company's products in Korea, France, India and Taiwan, respectively.
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
The Company shares office space with DNI and certain of DNI's subsidiaries. Prior to the Merger, DNS, then a wholly owned subsidiary of DNI, shared human resources, treasury and other administrative support with DNI. As such, the Company entered into certain service sharing agreements with DNI and certain of its subsidiaries for the office space and administrative services. Expenses related to leases and administrative services are allocated and billed to the Company based on square footage occupied and headcount, respectively.
Other expenses to related parties represent payment to DNI for its guarantees relating to the Company's borrowings. The Company pays DNI a guarantee fee which is calculated as 0.9% of the guaranteed amount.
Balances of Receivables and Payables with Related Parties
Balances of receivables and payables arising from sales and purchases of goods and services with related parties as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

		As of June 30, 2018
Counterparty	DNI ownership Interest	Account receivables	Other receivables	Deposits for lease *	Short-term debt	Long-term debt	Accounts payable	Other Payables
DNI (parent company)	N/A	$565	$—	$751	$5,795	$6,800	$1,253	$1,399
Tomato Soft Ltd.	100%	—	—	—	—	—	—	9
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	—	—	—	41
Dasan France	100%	461	65	—	—	—	—	—
HandySoft, Inc.	17.63%	198	—	—	—	—	28	—
Chasan Networks Co., Ltd.	100%	—	—	—	—	—	104	—
		$1,224	$65	$751	$5,795	$6,800	$1,385	$1,449

		As of December 31, 2017
Counterparty	DNI Ownership Interest	Account receivables	Other receivables	Deposits for lease *	Long-term debt	Accounts payable	Other Payables	Accrued and other liabilities**
DNI (parent company)	N/A	$12,576	$93	$786	$6,800	$1,264	$1,859	$59
Tomato Soft Ltd.	100%	—	—	—	—	—	18	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	—	—	54	—
Dasan France	100%	870	71	—	—	—	—	—
HandySoft, Inc.	17.63%	52	—	—	—	—	—	—
Chasan Networks Co., Ltd.	100%	—	—	—	—	87	—	—
Solueta	100%	—	—	—	—	—	25	—
		$13,498	$164	$786	$6,800	$1,351	$1,956	$59
* Included in other assets in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.
**Included in accrued and other liabilities in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.

(10)	Net Income (Loss) Per Share Attributable to DASAN Zhone Solutions, Inc.

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

The following table is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to DASAN Zhone Solutions, Inc.	$1,416	$(809)	$1,523	$(4,556)
Weighted average number of shares outstanding:
Basic	16,438	16,380	16,425	16,380
Effect of dilutive securities:
Stock options, restricted stock units and share awards	234	—	220	—
Diluted	16,672	16,380	16,645	16,380
Net income (loss) per share attributable to DASAN Zhone Solutions, Inc.:
Basic	$0.09	$(0.05)	$0.09	$(0.28)
Diluted	$0.08	$(0.05)	$0.09	$(0.28)

During the three and six months ended June 30, 2018, the Company excluded 285 thousand, and 436 thousand stock options at a weighted average exercise price of $14.02, and $12.35, respectively, from diluted net income per share because their effect would have been antidilutive.

Basic net income (loss) per share is the same as diluted net income (loss) per share for the three and six months ended June 30, 2017 because the effects of stock options and restricted stock units would have been anti-dilutive.

(11)	Commitments and Contingencies
Operating Leases
The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options and escalation clauses. Estimated future lease payments under all non-cancellable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2018 (remainder of the year)	$2,043
2019	3,993
2020	2,998
2021	2,590
2022	2,664
Thereafter	8,423
Total minimum lease payments	$22,711

Warranties
The Company accrues warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one to five years from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Beginning balance	$931	$878
Charged to cost of revenue	728	239
Claims and settlements	(421)	(381)
Foreign exchange impact	9	15
Ending balance	$1,247	$751
Performance Bonds
In the normal course of operations, from time to time, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. As of June 30, 2018, the Company had $2.9 million of surety bonds guaranteed by third parties.
Purchase Commitments
The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding, net of reserve, was $4.3 million as of June 30, 2018.
Payment Guarantees provided by Third Parties and DNI
The following table sets forth payment guarantees of the Company's indebtedness and other obligations as of June 30, 2018 (in thousands) that have been provided by third parties and DNI. DNI owns approximately 57.7% of the outstanding shares of the Company's common stock:

Guarantor	Amount Guaranteed (in thousands)	Description of Obligations Guaranteed
DNI	$3,423	Borrowings from Shinhan Bank
DNI	1,712	Purchasing card from Shinhan Bank
DNI	12,355	Letter of credit from Industrial Bank of Korea
DNI	2,140	Purchasing Card from Industrial Bank of Korea
DNI	6,000	Letter of credit from NongHyup Bank
DNI	535	Purchasing card from NongHyup Bank
DNI	6,128	Borrowings from Export-Import Bank of Korea
DNI	6,000	Letter of credit from KookMin Bank
Industrial Bank of Korea	8,232	Letter of credit
NongHyup Bank	3,685	Letter of credit
Kookmin Bank	4,999	Letter of credit
Shinhan Bank	242	Purchasing card
Industrial Bank of Korea	1,556	Performance bonds
Industrial Bank of Korea	810	Purchasing Card
State Bank of India	38	Performance bonds
Seoul Guarantee Insurance Co.	3,961	Performance payment guarantee*
	$61,816
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

(12)	Stock Option and Other Benefit Plans
2018 Employee Stock Purchase Plan
On May 22, 2018, the stockholders of the Company approved the adoption of the DASAN Zhone Solutions, Inc. 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective upon stockholder approval and replaced the Company’s existing DASAN Zhone Solutions, Inc. 2002 Employee Stock Purchase Plan.
The ESPP authorizes the issuance of up to 250,000 shares of the Company’s common stock. In addition, the ESPP provides for an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (1) 1% of the shares outstanding on the last day of the immediately preceding calendar year and (2) such smaller number of shares as may be determined by the Board in its sole discretion. Notwithstanding the foregoing, the number of shares of stock that may be issued or transferred pursuant to awards under the ESPP may not exceed an aggregate of 2,000,000 shares.

(13)	Enterprise-Wide Information
The Company is a global provider of network access solutions and communications equipment for service provider and enterprise networks. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the Company unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure. The Company’s chief operating decision maker is the Company’s Chief Executive Officer, who reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company attributes revenue from customers to individual bill to countries. The following summarizes required disclosures about geographical concentrations and revenue by products and services (in thousands):

	Three Months Ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue by geography:
United States	$13,630	$11,961	$30,179	$24,108
Canada	1,321	1,422	2,293	2,614
Total North America	14,951	13,383	32,472	26,722
Latin America	7,312	7,075	15,269	11,945
Europe, Middle East, Africa	9,475	6,253	16,963	11,756
Korea	19,111	32,197	31,235	48,513
Other Asia Pacific	25,408	1,033	39,822	13,117
Total International	61,306	46,558	103,289	85,331
Total	$76,257	$59,941	$135,761	$112,053

	Three Months Ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue by classification:
Products	$73,317	$57,278	$130,043	$107,003
Services	2,940	2,663	5,718	5,050
Total	$76,257	$59,941	$135,761	$112,053

The Company's property and equipment, net of accumulated depreciation, were located in the following geographical areas as of June 30, 2018 and December 31, 2017 (in thousands):

	As of June 30, 2018	As of December 31, 2017
United States	$3,238	$3,393
Korea	1,382	1,633
Other Asia Pacific	812	847
	$5,432	$5,873

(14)	Income Taxes
Income tax expense for the three and six months ended June 30, 2018 was $0.3 million for each period, on pre-tax income of $1.7 million and $1.8 million, respectively. For the three and six months ended June 30, 2017, income tax expense was $0.1 million and $0.5 million, respectively, on pre-tax losses of $0.8 million and $3.8 million, respectively.
As of June 30, 2018, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in the United States, income attributable to foreign jurisdictions taxed at rates different from the United States federal statutory rate, and tax credits.

The total amount of unrecognized tax benefits, including interest and penalties, at June 30, 2018 was $0.5 million. The amount of tax benefits that would impact the effective income tax rate, if recognized, is $0.1 million. There were no significant changes to unrecognized tax benefits during the quarters ended June 30, 2017 and June 30, 2018. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.
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
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items as to future periods; anticipated growth and trends in our business or key markets; cost synergies, growth opportunities and other financial and operating benefits of the Merger; future growth and revenues from our products; our ability to refinance or repay our existing indebtedness prior to the applicable maturity date; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and that they are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified or referenced under the heading “Risk Factors” in Part II, Item 1A, elsewhere in this report and in our other filings with the Securities and Exchange Commission (the SEC). Actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to realize the anticipated cost savings, synergies and other benefits of the Merger and any integration risks relating to the Merger, the ability to generate sufficient revenue to achieve or sustain profitability, the ability to raise additional capital to fund existing and future operations or to refinance or repay our existing indebtedness, defects or other performance problems in our products, any economic slowdown in the telecommunications industry that restricts the ability of our customers to purchase our products, commercial acceptance of our products, intense competition in the communications equipment market from large equipment companies as well as private companies with products that address the same networks needs as our products, higher than anticipated expenses that we may incur, any failure to comply with the periodic filing and other requirements of The Nasdaq Stock Market for continued listing, material weaknesses or other deficiencies in our internal control over financial reporting, the initiation of any civil litigation, regulatory proceedings, government enforcement actions or other adverse effects relating to the Audit Committee investigation or errors in the consolidated financial statements of Zhone Technologies, Inc., and other factors identified elsewhere in this report and in our most recent reports on Forms 10-K, 10-Q and 8-K. We undertake no obligation to revise or update any forward-looking statements for any reason.
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

With the exception of the policies discussed below, there have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2017. The policies discussed below are considered by management to be critical because changes in such estimates can materially affect the amount of our reported net income or loss. For all of these policies, management cautions that actual results may differ materially from these estimates under different assumptions or conditions.

For a description of what we believe to be the critical accounting policies and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition
Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
We generate revenue primarily from sales of products and services, including extended warranty service and customer support. Revenue from product sales is recognized at a point in time when control of the good is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract. Revenue from services is generally recognized over time on a ratable basis over the contract term, using an output measure of progress, as the contracts usually provide the customer equal benefit throughout the contract period. We typically invoice customers for support contracts in advance, for periods ranging from one to five years.
Revenue from all sales types is recognized at transaction price, which is the amount we expect to be entitled to in exchange for transferring goods and/or providing services. Transaction price is calculated as selling price net of variable consideration. Sales to certain distributors are made under arrangements which provide the distributors with volume discounts, price adjustments, and other allowances under certain circumstances. These adjustments and allowances are accounted for as variable consideration. To estimate variable consideration, we analyze historical data, channel inventory levels, current economic trends and changes in customer demand for our products, among other factors. Historically, variable consideration has not been a significant component of our contracts with customers. As of June 30, 2018, the total estimate of variable consideration was not significant.

Contracts with Multiple Performance Obligations
Some of our contracts with customers contain multiple promised goods or services. For these contracts, we account for the promises separately as individual performance obligations if they are distinct. In determining whether performance obligations meet the criteria for being distinct, we consider a number of factors, including the degree of interrelation and interdependence between obligations and whether or not the good or service significantly modifies or transforms another good or service in the contract.
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
Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. Unsatisfied and partially unsatisfied performance obligations primarily consist of backlog, which are products and services for which customer purchase orders have been accepted and that are in the process of being delivered.

Contract Balances
Topic 606 distinguishes between a contract asset and accounts receivable based on whether receipt of the consideration is conditional on something other than passage of time. We record contract assets when we have a right to consideration and records accounts receivable when we have an “unconditional” right to consideration. Contract liabilities consist of cash payments received in advance of performance or where we have a right to consideration that is unconditional, before we transfer a good or service to a customer.

Warranties
Products sold to customers include standard warranties, covering bug fixes, such as minor updates such that the product continues to function according to published technical specifications. These standard warranties are assurance type warranties and do not offer any services in addition to the assurance that the product will continue working as specified. Therefore, standard warranties are not considered separate performance obligations in the arrangement. Instead, the expected cost of warranty is accrued as expense in accordance with applicable guidance. Extended warranties are sold with certain products and include additional support services. The transaction price for extended warranties is accounted for as service revenue and recognized over the life of the contract.

Contract Costs
Applying a practical expedient, we recognize the incremental costs of obtaining contracts, which primarily consist of sales commissions, as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in sales and marketing expenses. If the incremental direct costs of obtaining a contract relate to a service recognized over a period longer than one year, such costs are capitalized and amortized in line with the related services over the period of benefit. As of June 30, 2018, such capitalizable costs were not significant.

Financing
Our contracts do not include a significant financing component. We apply the practical expedient not to adjust the promised amount of consideration for the effects of a financing component if we expect, at contract inception, that the period between when we transfer a good or service to the customer and when the customer pays for the good or service will be one year or less.

Shipping and Handling
We have elected to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than as an additional promised service. As a result, we accrue the costs of shipping and handling when the related revenue is recognized.

Unsatisfied performance obligations
We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for the services performed. The majority of our performance obligations in our contracts with customers relate to contracts with a duration of less than one year and therefore transaction price allocated to unsatisfied performance obligations included in contracts with a duration of more than 12 months was not material.

Disaggregation of Revenue
The disaggregation of revenue by geographical regions for the three months and six months ended June 30, 2018 is disclosed in Note 13.

RESULTS OF OPERATIONS
We list in the table below the historical condensed consolidated statement of comprehensive income (loss) as a percentage of total net revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue:
Third parties	99%	82%	98%	81%
Related parties	1%	18%	2%	19%
Total net revenue	100%	100%	100%	100%
Cost of revenue:
Products and services - third parties	68%	53%	65%	51%
Products and services - related parties	1%	14%	2%	15%
Amortization of intangible assets	—%	—%	—%	—%
Total cost of revenue	69%	67%	67%	66%
Gross profit	31%	33%	33%	34%
Operating expenses:
Research and product development	11%	15%	13%	17%
Selling, marketing, general and administrative	15%	18%	18%	19%
Amortization of intangible assets	—%	1%	—%	1%
Total operating expenses	26%	34%	31%	37%
Operating income (loss)	5%	(1)%	2%	(3)%
Interest income	—%	—%	—%	—%
Interest expense	(1)%	—%	(1)%	—%
Other income, net	(1)%	—%	—%	—%
Income (loss) before income taxes	3%	(1)%	1%	(3)%
Income tax provision	—%	—%	—%	—%
Net income (loss)	3%	(1)%	1%	(3)%
Net loss attributable to non-controlling interest	—%	—%	—%	—%
Net income (loss) attributable to DASAN Zhone Solutions, Inc.	3%	(1)%	1%	(3)%
Foreign currency translation adjustments	(2)%	(1)%	(2)%	2%
Comprehensive loss	1%	(2)%	(1)%	(1)%
Comprehensive loss attributable to non-controlling interest	—%	—%	—%	—%
Comprehensive loss attributable to DASAN Zhone Solutions, Inc.	1%	(2)%	(1)%	(1)%
Net Revenue
Information about our net revenue for products and services for the six months ended June 30, 2018 and 2017 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Increase	% change	2018	2017	Increase	% change
Products	$73.4	$57.3	$16.1	28%	$130.1	$107.0	$23.1	22%
Services	2.9	2.7	0.2	7%	5.7	5.1	0.6	12%
Total	$76.3	$60.0	$16.3	27%	$135.8	$112.1	$23.7	21%

Information about our net revenue for North America and international markets for the three and six months ended June 30, 2018 and 2017 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Increase/(decrease)	% change	2018	2017	Increase/(decrease)	% change
Revenue by geography:
United States	$13.6	$12.0	$1.6	13%	$30.2	$24.1	$6.1	25%
Canada	1.3	1.4	(0.1)	(7)%	2.3	2.6	(0.3)	(12)%
Total North America	14.9	13.4	1.5	11%	32.5	26.7	5.8	22%
Latin America	7.3	7.1	0.2	3%	15.3	12.0	3.3	28%
Europe, Middle East, Africa	9.5	6.3	3.2	51%	17.0	11.8	5.2	44%
Korea	19.1	32.2	(13.1)	(41)%	31.2	48.5	(17.3)	(36)%
Other Asia Pacific	25.5	1.0	24.5	2,450%	39.8	13.1	26.7	204%
Total International	61.4	46.6	14.8	32%	103.3	85.4	17.9	21%
Total	$76.3	$60.0	$16.3	27%	$135.8	$112.1	$23.7	21%

For the three months ended June 30, 2018, net revenue increased 27% or $16.3 million to $76.3 million from $60.0 million for the same period last year. For the six months ended June 30, 2018 net revenue increased 21% or $23.7 million to $135.8 million from $112.1 million for the same period of last year. For the three months ended June 30, 2018, product revenue increased 28% or $16.1 million to $73.4 million from $57.3 million for the same period last year. For the six months ended June 30, 2018 product revenue increased 22% or $23.1 million to $130.1 million from $107.0 million for the same period last year. The increase in net revenue for both the three and six month periods ended June 30, 2018 was primarily due to increased products sales in the United States and Other Asia Pacific, primarily in India, offset by decreased products sales in Korea. We also added customers in late 2017, which contributed to the revenue increase during the first two quarters this year as compared to the same periods last year.

Service revenue represents revenue from maintenance and other services associated with product shipments. For the three months ended June 30, 2018, service revenue increased 7% or $0.2 million to $2.9 million from $2.7 million for the same period last year. For the six months ended June 30, 2018 service revenue increased 12% or $0.6 million to $5.7 million from $5.1 million for the same period last year. The increase in service revenue was primarily related to a greater number of products under contract for maintenance and extended warranty.

International net revenue increased 32% or $14.8 million to $61.4 million for the three months ended June 30, 2018 from $46.6 million for the same period last year, and represented 80% of total net revenue compared with 78% during the same period of 2017. International net revenue increased 21% or $17.9 million to $103.3 million for the six months ended June 30, 2018 from $85.4 million for the same period last year, and represented 76% of total net revenue compared with 76% during the same period last year. The increases in international net revenue were primarily related to increased product sales in Other Asia Pacific, primarily in India.

For the three and six months ended June 30, 2018, one customer accounted for 22% and 15% of net revenue. For the three months ended June 30, 2017, two customers represented 11% and 14% (a related party) of net revenue, respectively. For the six months ended June 30, 2017, one customer represented 12% (a related party) of net revenue.

We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit
Total cost of revenue increased 31% or $12.6 million to $53.1 million for the three months ended June 30, 2018, compared to $40.5 million for the three months ended June 30, 2017. Total cost of revenue was 69% of net revenue for the three months ended June 30, 2018, compared to 67% for the three months ended June 30, 2017. Total cost of revenue increased 22% or $16.5 million to $90.9 million for the six months ended June 30, 2018, from $74.4 million for the six months ended June 30, 2017. Total cost of revenue was 67% of net revenue for the six months ended June 30, 2018 compared to 66% for the six months ended June 30, 2017. The increase in total cost of revenue, as a percentage of sales, were primarily due to an increase in revenues in the United States and certain Other Asia Pacific customers.
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
Research and Product Development Expenses
Research and product development expenses decreased 5% or $0.4 million to $8.7 million for the three months ended June 30, 2018 compared to $9.1 million for the three months ended June 30, 2017. As a percentage of sales, research and product development expenses were 11% for the three months ended June 30, 2018, compared to 15% for the three months ended June 30, 2017. Research and product development expenses decreased 4% or $0.8 million to $17.7 million for the six months ended June 30, 2018 compared to $18.5 million for the six months ended June 30, 2017. As a percentage of sales, research and product development expenses were 13% for the six months ended June 30, 2018, compared to 17% for the six months ended June 30, 2017. The decrease in research and product development expenses was primarily due to lower personnel-related expenses due to synergies from the Merger. We intend to continue to invest in research and product development to attain our strategic product development objectives, while seeking to manage the associated costs through expense controls.
Selling, Marketing, General and Administrative Expenses
Selling, marketing, general and administrative expenses increased 11% or $1.2 million to $11.7 million for the three months ended June 30, 2018, compared to $10.6 million for the three months ended June 30, 2017. As a percentage of sales, selling, marketing, general and administrative expenses was 15% for the three months ended June 30, 2018, compared to 18% for the three months ended June 30, 2017. Selling, marketing, general and administrative expenses increased 12% or $2.7 million to $24.1 million for the six months ended June 30, 2018, compared to $21.4 million for the six months ended June 30, 2017. As a percentage of sales, selling, marketing, general and administrative expenses was 18% for the six months ended June 30, 2018, compared to 19% for the six months ended June 30, 2018. The increase in selling, marketing, general and administrative expenses was primarily related to higher personnel expenses due to increased headcount, as well as increased legal and outside service fees.
Income Tax Provision
Income tax expense for the three and six months ended June 30, 2018 was $0.3 million for each period, on pre-tax income of $1.7 million and $1.8 million, respectively. For the three and six months ended June 30, 2017, income tax expense was $0.1 million and $0.5 million, respectively, on pre-tax losses of $0.8 million and $3.8 million, respectively. As of June 30, 2018, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in the United States, income attributable to foreign jurisdictions taxed at rates different from the United States federal statutory rate, and tax credits.

OTHER PERFORMANCE MEASURES
In managing our business and assessing our financial performance, we supplement the information provided by our U.S. GAAP results with adjusted earnings before stock-based compensation, interest, taxes, and depreciation, or Adjusted EBITDA, a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, net, (ii) provision (benefit) for taxes, (iii) depreciation and amortization, (iv) stock-based compensation expenses, and (v) material non-recurring transactions or events, such as Merger transaction costs or a gain (loss) on sale of assets or impairment of fixed assets. We believe that the presentation of Adjusted EBITDA enhances the usefulness of our financial information by presenting a measure that management uses internally to monitor and evaluate our operating performance and to evaluate the effectiveness of our core operating business strategies. We believe Adjusted EBITDA also assists investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes the impact of items that we do not believe reflect our core operating performance.

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

•
non-cash compensation is and will remain a key element of our overall long-term incentive compensation programs and packages, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period; and

•	other companies in our industry may calculate Adjusted EBITDA and similar measures differently than we do, potentially limiting its usefulness as a comparative measure.
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
Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA, which we consider to be the most directly comparable U.S. GAAP financial measure to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$1,355	$(874)	$1,496	$(4,372)
Add:
Interest expense, net	485	236	722	484
Income tax expense	341	99	336	539
Depreciation and amortization	682	1,172	1,381	2,353
Stock-based compensation	377	220	740	475
Adjusted EBITDA	$3,240	$853	$4,675	$(521)

LIQUIDITY AND CAPITAL RESOURCES
Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.
We had a net income of $1.5 million for the six months ended June 30, 2018, and $1.2 million for the year ended December 31, 2017. As of June 30, 2018, we had an accumulated deficit of $17.0 million and working capital of $61.1 million. In addition, the Company had a net cash outflow from operations of $15.4 million for the six months ended June 30, 2018. As of June 30, 2018, we had $27.3 million in cash and cash equivalents, which included $12.5 million in cash balances held by our Korean subsidiary and $52.5 million in aggregate principal debt of which $45.7 million was in current liabilities. In addition, as of June 30, 2018 we had $3.2 million committed as security for letters of credit under our revolving credit facilities, leaving $5.6 million in aggregate financing availability under these facilities. Our current lack of liquidity could harm us by:

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
Our ability to meet our obligations as they become due in the ordinary course of business for the next 12 months will depend on our ability to achieve forecasted results and our ability to access funds approved under existing facilities. Management’s belief that we will achieve these results assumes that, among other things, we will continue to be successful in implementing our business strategy and that there will be no material adverse development in our business, liquidity or capital requirements. If one or more of these factors do not occur as expected, it could cause us to fail to meet our obligations as they come due.
We plan to focus on cost management, operating efficiency and restrictions on discretionary spending. In addition, if necessary, we may sell assets, issue or enter into amendments of our debt or equity securities, or purchase credit insurance. We may also reduce the scope of our planned product development, reduce sales and marketing efforts and reduce our operations in low margin regions, including reductions in headcount. In fact, subsequent to the end of the quarter, on July 12, 2018, we entered into an Amended and Restated Credit and Security Agreement (the “A&R Domestic Credit Agreement”) and an Amended and Restated Credit and Security Agreement ("Ex-Im Subfacility") (the “A&R Ex-Im Credit Agreement”) with WFB, which amended and replaced our existing senior secured revolving line of credit and letter of credit facilities with WFB and revised certain reporting and compliance provisions, as described more fully in Note 7 to the unaudited condensed consolidated financial statements.
Based on our current plans and current business conditions, we believe that these measures along with our existing cash, cash equivalents and available credit facilities will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.
Operating Activities

Net cash used in operating activities was $15.4 million for the six months ended June 30, 2018, compared with net cash used of $6.8 million for the six months ended June 30, 2017. This increase was primarily due to changes in operating assets and liabilities, resulting in using $19.2 million of cash for the six months ended June 30, 2018, compared to providing $6.1 million of cash for the six months ended June 30, 2017.

Investing Activities

Net cash used in investing activities was $0.4 million for the six months ended June 30, 2018 compared to net cash provided by investing activities of $0.3 million for the six months ended June 30, 2017.
Financing Activities
Net cash provided by financing activities was $24.2 million for the six months ended June 30, 2018 compared to net cash used in financing activities of $0.9 million for the six months ended June 30, 2017. This change was primarily due to the borrowing of $6.3 million under the WFB Facility (as defined below) and KRW6.5 billion ($5.8 million) from DNI for the six months ended June 30, 2018.
Cash Management
Our primary source of liquidity comes from our cash and cash equivalents, which totaled $27.3 million at June 30, 2018, as well as our credit facilities, under which we had aggregate financing availability of $5.6 million as of June 30, 2018, and under which $3.2 million was committed as security for letters of credit as of June 30, 2018. Our cash and cash equivalents as of June 30, 2018 included $12.5 million in cash balances held by our Korean subsidiary.

WFB Facility

Wells Fargo Bank Facility
As of June 30, 2018, we had a $25.0 million revolving line of credit and letter of credit facility (then and as subsequently amended and replaced) with WFB, (the "WFB Facility"). Under the WFB Facility, we had the option of borrowing funds at agreed upon interest rates. The amount that we are able to borrow under the WFB Facility varies based on eligible accounts receivable and inventory, as defined in the WFB Facility, as long as the aggregate amount outstanding does not exceed $25.0 million less the amount committed as security for letters of credit. To maintain availability of funds under the WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense.

As of June 30, 2018, we had $8.0 million in outstanding borrowings under its WFB Facility, and $2.1 million was committed as security for letters of credit. Subsequent to the end of the quarter, on July 6, 2018, we repaid the $8.0 million borrowings under the WFB Facility. Based on our eligible accounts receivable and inventory, we had $2.2 million of financing availability under the WFB Facility as of June 30, 2018. The interest rate on the WFB Facility was 4.59% at June 30, 2018.
Subsequent to the end of the quarter, on July 12, 2018, we entered into an Amended and Restated Credit and Security Agreement (the “A&R Domestic Credit Agreement”) and an Amended and Restated Credit and Security Agreement ("Ex-Im Subfacility") (the “A&R Ex-Im Credit Agreement”) with WFB, which amended and replaced our existing senior secured revolving line of credit and letter of credit facilities with WFB and revised certain reporting and compliance provisions. The A&R Domestic Credit Agreement and the A&R Ex-Im Credit Agreement provide for a revolving line of credit of $25.0 million (including up to $5.0 million of letters of credit), with the amount that we are able to borrow based on eligible accounts receivable and inventory, less the amount committed as security for letters of credit. To maintain availability of funds under the A&R Domestic Credit Agreement and the A&R Ex-Im Credit Agreement, we will continue to pay commitment fee of 0.25% per annum on the unused portion. The amounts borrowed under the amended WFB Facility continue to bear interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on our average excess availability (as calculated under the WFB Facility). The new maturity date under the WFB Facility was also extended from July 15, 2019 to July 12, 2021.
Our obligations under the WFB Facility are secured by substantially all of our assets and those of our subsidiaries that guarantee the WFB Facility, including their intellectual property. The WFB Facility contains certain financial covenants, and customary affirmative and negative covenants. If we default under the WFB Facility due to a covenant breach or otherwise, WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the WFB Facility. As of June 30, 2018, we were in compliance with the covenants under the WFB Facility.
Bank and Trade Facilities - Foreign Operations
Certain of our foreign subsidiaries have entered into various financing arrangements with foreign banks and other lending institutions consisting primarily of revolving lines of credit, trade facilities, term loans and export development loans. These facilities are renewed on an annual basis and are generally secured by a security interest in certain assets of the applicable foreign subsidiaries and supported by guarantees given by DNI or third parties. Payments under such facilities are made in accordance with the given lender’s amortization schedules. As of June 30, 2018 and December 31, 2017, we had an aggregate outstanding balance of $31.9 million and $22.8 million, respectively, under such financing arrangements, and the interest rate per annum applicable to outstanding borrowings under these financing arrangements ranged from 1.58% to 8.90% as of both June 30, 2018 and December 31, 2017.
Related-Party Debt
In connection with the Merger, on September 9, 2016, we entered into a loan agreement with DNI for a $5.0 million unsecured subordinated term loan facility. Under the loan agreement, we were permitted to request drawdowns of one or more term loans in an aggregate principal amount not to exceed $5.0 million. As of June 30, 2018, $5.0 million in term loans was outstanding under the facility. Such term loans mature in September 2021 and are pre-payable at any time by us without premium or penalty. The interest rate as of June 30, 2018 under this facility was 4.6% per annum.
Also, we borrowed $1.8 million from DNI for capital investment in February 2016, which amount was outstanding as of June 30, 2018. This loan matures in July 2019 and bears interest at a rate of 4.6% per annum, payable annually.
On March 21, 2018, DNS borrowed KRW6.5 billion ($5.8 million) from DNI, which remained outstanding at June 30, 2018. The loan bears interest at a rate of 4.6% and matures on June 27, 2019, and is secured by certain accounts receivable of DNS Korea.
Interest expense on these related-party borrowings was $0.1 million in the three and six months ended June 30, 2018 and 2017 respectively.
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
Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of June 30, 2018, two customers represented 23% and 11% of net accounts receivable, respectively, and receivables from customers in countries other than the United States represented 80% of net accounts receivable. Additionally, Dasan Networks Japan has factoring arrangements in relation to certain accounts receivable with certain financial institutions as of June 30, 2018. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

Contractual Commitments and Off-Balance Sheet Arrangements
At June 30, 2018, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2018	2019	2020	2021	2022	Thereafter
Operating leases	$22,711	$2,043	$3,993	$2,998	$2,590	$2,664	$8,423
Purchase commitments	4,272	4,272	—	—	—	—	—
Short-term debt - bank and trade facilities	39,874	39,874	—	—	—	—	—
Short-term debt - related party	5,795	5,795	—	—	—	—	—
Long-term debt -related party	6,800	—	1,800	—	5,000	—	—
Other payable - related party	1,449	1,449	—	—	—	—	—
Royalty obligations	500	500	—	—	—	—	—
Total future contractual commitments	$81,401	$53,933	$5,793	$2,998	$7,590	$2,664	$8,423
Operating Leases
The operating lease amounts shown above represent primarily off-balance sheet arrangements. For operating lease commitments, a liability is generally not recorded on our balance sheet unless the facility represents an excess facility for which an estimate of the facility exit costs has been recorded on our balance sheet, net of estimated sublease income. For operating leases that include contractual commitments for operating expenses and maintenance, estimates of such amounts are included based on current rates. Payments made under operating leases are treated as rent expense for the facilities currently being utilized.
Purchase Commitments
The purchase commitments shown above represent non-cancellable inventory purchase commitments as of June 30, 2018.
Short-term Debt
Our short-term debt obligations have been recorded as liabilities on our balance sheet, and are comprised of $31.9 million in outstanding borrowings under the credit facilities of our foreign subsidiaries and $8.0 million in outstanding borrowings under the WFB Facility as of June 30, 2018. The amount shown above represents scheduled principal repayments under the facilities, but not the associated interest payments which may vary based on changes in market interest rates. Subsequent to the end of the quarter, on July 6, 2018, we repaid the $8.0 million borrowings under our WFB Facility. At June 30, 2018, the interest rate per annum applicable to outstanding borrowings under the trade facilities of our foreign subsidiaries ranged from 1.58% to 8.90% and was 4.59% under the WFB Facility. See above under "Cash Management" for further information about these facilities.
Related-Party Debt
As of June 30, 2018, we had borrowed an aggregate of $6.8 million from DNI, which consisted of a $5.0 million unsecured subordinated term loan facility which matures in September 2021 and a $1.8 million loan for capital investment which matures in July 2019. In addition, DNS Korea has a secured loan outstanding of KRW 6.5 billion ($5.8 million) which matures in June 2019. All three loans bear interest at a rate of 4.6% per annum.
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
For the three and six months ended June 30, 2018, one customer accounted for 22% and 15% of net revenue. For the three months ended June 30, 2017, two customers represented 11% and 14% of net revenue, respectively. For the six months ended June 30, 2017, one customer represented 11% (a related-party) of net revenue.
As of June 30, 2018, two customers represented 23% and 11% of net accounts receivable, respectively. As of December 31, 2017, two customers represented 20% (a related party) and 11% of net accounts receivable, respectively.
As of June 30, 2018 and December 31, 2017, receivables from customers in countries other than the United States represented 80% and 84%, respectively, of net accounts receivable.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our variable rate outstanding debt. As of June 30, 2018, our outstanding short-term debt balance was $45.7 million, which consisted of principal amount of borrowings under the short-term credit facilities of our foreign subsidiaries, DNI and the WFB Facility (all of which bear interest at a variable rate). Amounts borrowed under our short-term credit facilities bore interest ranging from 1.58% to 8.90% as of June 30, 2018 and amounts borrowed under the WFB Facility bore interest at 4.59%. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 1% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.3 million. As of June 30, 2018, our outstanding long-term debt balance was $6.8 million and consisted of loans from DNI and its affiliates (which bear interest at fixed rates).
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
We have performed a sensitivity analysis as of June 30, 2018 using a modeling technique that measures the impact on the balance sheet arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of approximately $2.8 million at June 30, 2018. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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
As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this report. The evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting that existed as of December 31, 2017 and that have not yet been remediated, as described below, our disclosure controls and procedures were not effective as of June 30, 2018.
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

Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position or results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of material adverse impact on the results of operations of the period in which the ruling occurs, or future periods.

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

10.1
Amended and Restated Credit and Security Agreement, dated as of July 12, 2018, by and among DASAN Zhone Solutions, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation, DASAN Network Solutions, Inc. and Wells Fargo Bank, National Association

10.2
Amended and Restated Credit and Security Agreement (Ex-Im Subfacility), dated as of July 12, 2018, by and among DASAN Zhone Solutions, Inc., ZTI Merger Subsidiary III, Inc., Premisys Communications, Inc., Zhone Technologies International, Inc., Paradyne Networks, Inc., Paradyne Corporation, DASAN Network Solutions, Inc. and Wells Fargo Bank, National Association

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Rules 13a-14(a)/15d-14(a), as Adopted, Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Rules 13a-14(a)/15d-14(a), as Adopted, Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the retirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DASAN ZHONE SOLUTIONS, INC.

Date: August 10, 2018
	By:	/s/ IL YUNG KIM
	Name:	Il Yung Kim
	Title:	President and Chief Executive Officer

	By:	/s/ MICHAEL GOLOMB
	Name:	Michael Golomb
	Title:	Chief Financial Officer, Corporate Treasurer and Secretary