Form 10-Q
period 2018-09-30
DASAN ZHONE SOLUTIONS INC
filed 2018-11-08
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
  Yes  ☐    No  ☒
As of November 5, 2018, there were 16,575,229 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$20,028	$17,475
Restricted cash	7,825	12,425
Accounts receivable - trade, net
Third parties	58,880	48,257
Related parties	2,139	13,498
Other receivables
Suppliers and others	28,097	12,494
Related parties	91	164
Inventories	45,457	25,344
Prepaid expenses and other current assets	12,256	3,652
Total current assets	174,773	133,309
Property and equipment, net	5,374	5,873
Goodwill	3,977	3,977
Intangible assets, net	5,933	6,785
Non-current deferred taxes	2,895	2,954
Long-term restricted cash	847	1,512
Other assets	1,400	4,717
Total assets	$195,199	$159,127
Liabilities, Stockholders’ Equity and Non-controlling Interest
Current liabilities:
Accounts payable - trade
Third parties	$52,943	$31,441
Related parties	1,302	1,351
Short-term debts
Bank and trade facilities	34,171	19,790
Related party	3,148	—
Other payables
Third parties	1,769	2,032
Related parties	1,859	1,956
Contract liabilities - current	2,394	3,279
Accrued and other liabilities	10,315	11,174
Total current liabilities	107,901	71,023
Long-term debts
Bank and trade facilities	—	2,987
Related parties	5,000	6,800
Contract liabilities - non-current	1,851	1,883
Other long-term liabilities	2,677	2,667
Total liabilities	117,429	85,360
Commitments and contingencies (Note 11)
Stockholders’ equity and non-controlling interest:
Common stock, authorized 36,000 shares, 16,566 shares and 16,410 shares outstanding as of September 30, 2018 and December 31, 2017 at $0.001 par value	16	16
Additional paid-in capital	92,408	90,198
Accumulated other comprehensive income	5	1,871
Accumulated deficit	(15,190)	(18,852)
Total stockholders’ equity	77,239	73,233
Non-controlling interest	531	534
Total stockholders’ equity and non-controlling interest	77,770	73,767
Total liabilities, stockholders’ equity and non-controlling interest	$195,199	$159,127

See accompanying notes to unaudited condensed consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net revenue:
Third parties	$70,227	$60,513	$203,317	$150,834
Related parties	1,687	5,925	4,358	27,657
Total net revenue	71,914	66,438	207,675	178,491
Cost of revenue:
Products and services - third parties	46,565	38,301	134,234	95,103
Products and services - related parties	1,765	5,569	4,651	22,851
Amortization of intangible assets	153	153	459	459
Total cost of revenue	48,483	44,023	139,344	118,413
Gross profit	23,431	22,415	68,331	60,078
Operating expenses:
Research and product development	8,655	8,939	26,346	27,462
Selling, marketing, general and administrative	11,106	11,661	35,212	33,096
Amortization of intangible assets	131	154	393	1,191
Total operating expenses	19,892	20,754	61,951	61,749
Operating income (loss)	3,539	1,661	6,380	(1,671)
Interest income	42	36	203	82
Interest expense	(447)	(263)	(1,330)	(793)
Other income (expense), net	(572)	60	(859)	43
Income (loss) before income taxes	2,562	1,494	4,394	(2,339)
Income tax expense	735	107	1,071	646
Net income (loss)	1,827	1,387	3,323	(2,985)
Net income (loss) attributable to non-controlling interest	29	(12)	2	172
Net income (loss) attributable to DASAN Zhone Solutions, Inc.	$1,798	$1,399	$3,321	$(3,157)

Foreign currency translation adjustments	391	(284)	(1,839)	1,782
Comprehensive income (loss)	2,218	1,103	1,484	(1,203)
Comprehensive income (loss) attributable to non-controlling interest	16	(14)	(3)	191
Comprehensive income (loss) attributable to DASAN Zhone Solutions, Inc.	$2,202	$1,117	$1,487	$(1,394)

Net income (loss) per share attributable to DASAN Zhone Solutions, Inc.
Basic	$0.11	$0.09	$0.20	$(0.19)
Diluted	$0.11	$0.09	$0.20	$(0.19)

Weighted average shares outstanding used to compute basic net income (loss) per share	16,683	16,382	16,425	16,380
Weighted average shares outstanding used to compute diluted net income (loss) per share	16,891	16,382	16,640	16,380
See accompanying notes to unaudited condensed consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$3,323	$(2,985)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,033	3,105
Stock-based compensation	1,357	670
Valuation allowance on inventories	753	1,003
Unrealized loss (gain) on foreign currency transactions	226	(185)
Deferred taxes	(56)	—
Changes in operating assets and liabilities:
Accounts receivable	(14,536)	(2,948)
Inventories	(21,967)	(1,581)
Prepaid expenses and other assets	(7,942)	(101)
Accounts payable	24,790	6,713
Accrued and other liabilities	(3,695)	(4,314)
Net cash used in operating activities	(15,714)	(623)
Cash flows from investing activities:
Proceeds from sale of short-term investments	—	1,463
Purchase of short-term investments	—	(430)
Proceeds from disposal of property and equipment and other assets	1	6
Purchase of property and equipment	(753)	(840)
Purchase of intangible asset	—	(72)
Net cash (used in) provided by investing activities	(752)	127
Cash flows from financing activities:
Proceeds from short-term borrowings from bank and trade facilities	61,419	13,778
Proceeds from short-term borrowings from related party	6,098	—
Repayments of borrowings from bank and trade facilities	(48,739)	(15,627)
Repayments of borrowings related party	(4,460)	—
Proceeds from issuance of common stock	853	28
Net cash provided by (used in) financing activities	15,171	(1,821)
Effect of exchange rate changes on cash and restricted cash	(1,417)	977
Net decrease in cash and cash equivalents	(2,712)	(1,340)
Cash, cash equivalents and restricted cash at beginning of period	31,412	24,543
Cash, cash equivalents and restricted cash at end of period	$28,700	$23,203
Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and equivalents	$20,028	$10,145
Restricted cash	7,825	13,058
Long-term restricted cash	847	—
Cash, cash equivalents and restricted cash in statement of financial position	$28,700	$23,203
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business
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
DZS was incorporated under the laws of the state of Delaware in June 1999, under the name Zhone Technologies, Inc. On September 9, 2016, the Company acquired Dasan Network Solutions, Inc., a California corporation ("DNS") through the merger of a wholly owned subsidiary of the Company with and into DNS, with DNS surviving as a wholly owned subsidiary of the Company (the "Merger"). At the effective time of the Merger, all issued and outstanding shares of capital stock of DNS held by DASAN Networks, Inc. ("DNI") were canceled and converted into the right to receive shares of the Company's common stock in an amount equal to 57.3% of the issued and outstanding shares of the Company's common stock immediately following the Merger. In connection with the Merger, the Company changed its name from Zhone Technologies, Inc. to DASAN Zhone Solutions, Inc.
The Company is headquartered in Oakland, California with flexible in-house production facilities in Seminole, Florida and contract manufacturers located in China, India, Korea and Vietnam. The Company also maintains offices to provide sales and customer support at various domestic and international locations.

(b)	Risks and Uncertainties
Liquidity
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States ("U.S. GAAP"), assuming the Company will continue as a going concern.
The Company had net income of $3.3 million for the nine months ended September 30, 2018, and $1.2 million for the year ended December 31, 2017. As of September 30, 2018, the Company had an accumulated deficit of $15.2 million and working capital of $66.9 million. In addition, the Company had a net cash outflow from operations of $15.7 million for the nine months ended September 30, 2018. As of September 30, 2018, the Company had $20.0 million in cash and cash equivalents, which included $6.0 million in cash balances held by its international subsidiaries, and $42.3 million in aggregate principal debt of which $37.3 million was in current liabilities. Also, as of September 30, 2018, the Company had $6.4 million committed as cash collateral for letters of credit under its revolving credit facilities, and $12.9 million outstanding indebtedness under those facilities, leaving $21.3 million in aggregate financing availability under the facilities. Subsequent to the end of the quarter, the Company repaid $6.0 million in borrowings to Wells Fargo Bank ("WFB"), which constituted all of the outstanding balance under its Wells Fargo Bank Facility (the “WFB Facility”). On July 12, 2018, the Company amended the WFB Facility by entering into an Amended and Restated Credit and Security Agreement (the “A&R Domestic Credit Agreement”) and an Amended and Restated Credit and Security Agreement (the “A&R Ex-Im Credit Agreement”) with WFB which amended and replaced the Company’s existing senior secured revolving line of credit and letter of credit facilities with WFB and revised certain reporting and compliance provisions. The A&R Domestic Credit Agreement and the A&R Ex-Im Credit Agreement (together, the “Amended WFB Facility") is described more fully in Note 7 to the unaudited condensed consolidated financial statements. On October 22, 2018, the Company borrowed $3.0 million under the Amended WFB Facility. On October 31, 2018, the Company repaid the $3.0 million in full.
The Company’s current lack of liquidity could harm it by:

•	increasing its vulnerability to adverse economic conditions in its industry or the economy in general;

•	requiring substantial amounts of cash to be used for debt servicing, rather than other purposes, including operations;

•	limiting its ability to plan for, or react to, changes in its business and industry;

•	limiting its ability to complete the Keymile acquisition; and

•	influencing investor and customer perceptions about its financial stability and limiting its ability to obtain financing or acquire customers.
These factors indicate that cash flows might not be sufficient for the Company to meet its obligations as they come due in the ordinary course of business for a period of 12 months from the date of this Quarterly Report on Form 10-Q.
The Company’s ability to meet its obligations as they become due in the ordinary course of business for the next 12 months will depend on its ability (i) to achieve forecasted results, (ii) access funds approved under existing or new credit facilities and/or raise additional capital through sales of the Company’s common stock to the public and (iii) effectively manage inventory procurement. If the Company cannot raise additional funds when it needs or wants them, its operations and prospects could be negatively affected. Management’s belief that it will achieve forecasted results assumes that, among other things, the Company will continue to be successful in implementing its business strategy and that there will be no material adverse development in its business, liquidity or capital requirements. If one or more of these factors do not occur as expected, it could cause the Company to fail to meet its obligations as they come due.
The Company plans to focus on capital raising, cost management, operating efficiency and restrictions on discretionary spending. In addition, if necessary, the Company may sell assets, issue or enter into amendments of its debt or equity securities, or purchase credit insurance. The Company may also reduce the scope of its planned product development, reduce sales and marketing efforts and reduce its operations in low margin regions, including reductions in headcount.
Based on the Company's current plans and current business conditions, the Company believes that these measures along with its existing cash, cash equivalents and available credit facilities will be sufficient to satisfy its anticipated cash requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.
Other Uncertainties
DNI owned approximately 57.3% of the outstanding shares of the Company's common stock as of September 30, 2018. For so long as DNI and its affiliates hold shares of the Company's common stock representing at least a majority of the votes, DNI will be able to freely nominate and elect all the members of the Company's board of directors, subject to the provisions of the Company's bylaws and applicable requirements under Nasdaq listing rules and applicable laws. The directors elected by DNI will have the authority to make decisions affecting the Company's capital structure, including the issuance of additional capital stock or options, the incurrence of additional indebtedness, the implementation of stock repurchase programs, and the declaration of dividends. The interests of DNI may not coincide with the interests of the Company's other stockholders or with holders of the Company's indebtedness. DNI’s ability to control all matters submitted to the Company's stockholders for approval limits the ability of other stockholders to influence corporate matters and, as a result, the Company may take actions that the Company's other stockholders or holders of the Company's indebtedness do not view as beneficial. See Notes 9 and 11 to the unaudited condensed consolidated financial statements for additional information.

(c)	Reclassifications
For the three months ended September 30, 2017, certain statement of comprehensive income (loss) items have been reclassified to correctly reflect research and product development expenses and selling, marketing, general and administrative expenses of $0.1 million and $0.2 million, respectively, which were previously incorrectly classified as cost of revenue-products and services. For the nine months ended September 30, 2017 certain prior period statement of comprehensive loss items have been reclassified to correctly reflect research and product development expenses and selling, marketing, general and administrative expenses of $0.4 million and $0.6 million, respectively, which were incorrectly classified as cost of revenue-products and services.

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

The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission ("SEC").

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
For the three and nine months ended September 30, 2018, one customer each accounted for 11% of net revenue, respectively. For the three months ended September 30, 2017, two customers represented 10% and 9% (a related party) of net revenue, respectively. For the nine months ended September 30, 2017, two customers each represented 9% of net revenue (one of which was a related party).
As of September 30, 2018, one customer represented 12% of net accounts receivable. As of December 31, 2017, two customers represented 20% (a related party) and 11% of net accounts receivable, respectively.
As of September 30, 2018 and December 31, 2017, receivables from customers in countries other than the United States represented 89% and 84%, of net accounts receivable, respectively.

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
The Company’s adoption of Topic 606 primarily impacted the following:

•
Topic 606 requires an allocation of revenue to performance obligations identified within an arrangement. Topic 605 restricted the allocation of revenue that is contingent on future deliverables to current deliverables, however, Topic 606 removes this restriction, to the extent that the future deliverables represent performance obligations that are distinct. Under Topic 606, the nature of the performance obligations identified within a contract impacts the allocation of the transaction price between deliverables.

•
Some of the Company’s contracts include customer acceptance terms, which provide protection to the customer by allowing it to either cancel a contract or force the Company to take corrective actions if products or services do not meet the requirements in the contract. Under Topic 606, customer acceptance that is considered a “formality”, would result in revenue recognized when control of the product or service is transferred to customer, which is typically upon shipment or delivery dependent upon the terms of the underlying contract.
The following table summarizes the effects of Topic 606 on the Company’s unaudited condensed consolidated balance sheet at January 1, 2018 (in thousands):

	As of January 1, 2018
	Balance after adoption of ASC 606	Adjustments		Balance without adoption of ASC 606
Assets
Accounts receivable, net	$62,099	$344	(1)	$61,755
Inventories	25,239	(105)	(2)	25,344
Liabilities
Contract liabilities - current	3,038	(241)	(2)	3,279
Accrued and other liabilities	11,518	344	(1)	11,174
Contract liabilities - non-current	1,711	(172)	(2)	1,883
Stockholders’ equity
Accumulated deficit	(18,544)	308		(18,852)

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
The following table summarizes the effects of Topic 606 on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2018 (in thousands):

	As of September 30, 2018
	As reported	Adjustments			Balance without adoption of ASC 606
Assets
Accounts receivable, net	$61,019	$(5,356)	(1)	(3)	$66,375
Inventories	45,457	62	(2)		45,395
Prepaid expenses and other current assets	12,256	5,984	(3)		6,272
Liabilities
Contract liabilities - current	2,394	(75)	(2)		2,469
Accrued and other liabilities	10,315	628	(1)		9,687
Contract liabilities - non-current	1,851	36	(2)		1,815
Stockholders’ equity
Accumulated deficit	(15,190)	101			(15,291)

(1) Allowance for sales returns was historically presented as a contra-asset within accounts receivable on the Company's consolidated balance sheets. Upon the adoption of Topic 606, the Company presents the allowance for sales returns in Accrued and other liabilities (current).
(2) Represents the impact of allocation of transaction price to separate performance obligations in open contracts as of September 30, 2018 on a relative standalone selling price basis and acceleration of revenue (and related costs) for contracts for which acceptance clauses are a formality.
(3) Represents conditional rights to consideration as of September 30, 2018.

The following table summarizes the effects of Topic 606 on the Company’s unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018
	As reported	Adjustments	Balance without adoption of ASC 606
Net revenue	$71,914	$386	$71,528
Cost of revenue - products and services	48,483	5	48,478
Gross profit	23,431	381	23,050
Income tax expense	(735)	—	(735)
Net income	1,827	381	1,446

	Nine Months Ended September 30, 2018
	As reported	Adjustments	Balance without adoption of ASC 606
Net revenue	$207,675	$39	$207,636
Cost of revenue - products and services	139,344	(62)	139,406
Gross profit	68,331	101	68,230
Income tax expense	(1,071)	—	(1,071)
Net income	3,323	101	3,222
There was no impact on net revenue from related parties as a result of Topic 606.
Revenue Recognition Accounting Policy
Revenue Recognition
Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
The Company generates revenue primarily from sales of products and services, including, extended warranty service and customer support. Revenue from product sales is recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract. Revenue from services is generally recognized over time on a ratable basis over the contract term, using an output measure of progress, as the contracts usually provide the customer equal benefit throughout the contract period. The Company typically invoices customers for support contracts in advance, for periods ranging from one to five years.
Revenue from all sales types is recognized at the transaction price, which is the amount the Company expects to be entitled to in exchange for transferring goods and/or providing services. Transaction price is calculated as selling price net of variable consideration. Sales to certain distributors are made under arrangements which provide the distributors with volume discounts, price adjustments, and other allowances under certain circumstances. These adjustments and allowances are accounted for as variable consideration. To estimate variable consideration, the Company analyzes historical data, channel inventory levels, current economic trends and changes in customer demand for the Company's products, among other factors. Historically, variable consideration has not been a significant component of the Company’s contracts with customers. As of September 30, 2018, the total estimate of variable consideration was not significant.
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
Contract Balances
Topic 606 distinguishes between contract assets and accounts receivable based on whether receipt of the consideration is conditional on something other than the passage of time. The Company records contract assets when it has a right to consideration and records accounts receivable when it has an “unconditional” right to consideration. Contract liabilities consist of cash payments received (or unconditional rights to receive cash) in advance of fulfilling performance obligations.
The following table reflects the changes in contract balances for the nine months ended September 30, 2018 (in thousands):

Item	Balance Sheet Location	September 30, 2018	January 1, 2018	$ change	% change
Contract assets	Prepaid expenses and other current assets	$5,984	$—	$5,984	—
Contract liabilities - current	Contract liabilities - current	2,394	3,038	(644)	(21)%
Contract liabilities - non-current	Contract liabilities - non-current	1,851	1,711	140	8%
During the nine months ended September 30, 2018, contract liabilities - non-current increased and contract liabilities - current decreased primarily as a result of changes in open contracts containing multiple performance obligations. As of September 30, 2018, contract assets increased as a result of the timing of certain events for the right to consideration to become unconditional. There were no significant changes in estimates during the nine months ended September 30, 2018 that would affect the contract assets and liabilities balances.
During the three and nine months ended September 30, 2018, $0.4 million and $2.7 million, respectively, was recognized as revenue from the opening contract liabilities balance.
Warranties
Products sold to customers include standard warranties, covering bug fixes, minor updates such that the product continues to function according to published technical specifications. These standard warranties are assurance type warranties and do not offer any services in addition to the assurance that the product will continue working as specified. Therefore, standard warranties are not considered separate performance obligations in the arrangement. Instead, the expected cost of warranty is accrued as expense in accordance with applicable guidance. Extended warranties are sold with certain products and include additional support services. The transaction price for extended warranties is accounted for as service revenue and recognized ratably over the life of the contract.
Contract Costs
Applying a practical expedient, the Company recognizes the incremental costs of obtaining contracts, which primarily consist of sales commissions, as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in sales and marketing expenses. If the incremental direct costs of obtaining a contract relate to a service recognized over a period longer than one year, such costs are capitalized and amortized in line with the related services over the period of benefit. As of September 30, 2018, such capitalizable costs were not significant.

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
Unsatisfied performance obligations
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for the services performed. The majority of the Company's performance obligations in its contracts with customers relate to contracts with duration of less than one year and therefore transaction price allocated to unsatisfied performance obligations included in contracts with duration of more than 12 months was not material.
Disaggregation of Revenue
The disaggregation of revenue by geographical regions for the three and nine months ended September 30, 2018 is disclosed in Note 12.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The updated guidance became effective for the Company on January 1, 2018 and was adopted accordingly. The adoption of this standard did not have any effect on the Company's condensed consolidated statement of cash flows for the three and nine months ended September 30, 2018 or 2017.
In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash, which requires that a statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. The updated guidance became effective for the Company beginning on January 1, 2018 and was adopted accordingly, using the retrospective approach. As a result, the Company no longer presents transfers between cash and cash equivalents and restricted cash in the consolidated cash flow statements. The condensed consolidated statement of cash flows for the nine months ended September 30, 2017 was revised to exclude the $6.1 million change in restricted cash from net cash used in investing activities and to include $6.7 million in cash, cash equivalents and restricted cash, beginning of period and $13.1 million in cash, cash equivalents and restricted cash, end of period.
Other Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for the Company on January 1, 2019, and early adoption is permitted. The Company does not plan to early adopt this guidance. The Company expects its assets and liabilities to increase as a result of the adoption of this standard. In July 2018, the FASB issued ASU 2018-18-11, Leases (Topic 842): Targeted Improvements, ASU 2018-11 states that, separating components of a contract affect the amendments in Update 2016-02, which are not yet effective but can be early adopted. All entities, including early adopters that elect the practical expedient related to separating components of a contract in this Update 2016-02 must apply the expedient, by class of underlying asset, to all existing lease transactions that qualify for the expedient at the date elected. The Company is currently assessing the potential impact of adopting this new guidance on its consolidated financial statements.
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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act"). Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act. Because the amendments only relate to the reclassification of the income rate tax effect of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018 and interim periods in those years. The Company does not expect the impact of the new standard to have a material impact on its consolidated financial statements.
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
On July 30, 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-0210 (codified as ASC 842). Specifically, under the amendments in ASU 2018-11, entities may elect not to recast the comparative periods presented when transitioning to ASC 842, and lessors may elect not to separate lease and nonlease components when certain conditions are met. The Company is currently assessing the potential impact of adopting this new guidance on its consolidated financial statements.
On August 28, 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. The Company is currently assessing the potential impact of adopting this new guidance on its consolidated financial statements.

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
The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet as of September 30, 2018 and the consolidated balance sheet as of December 31, 2017, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying values of financial instruments such as cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature. The carrying value of the Company's debt approximates their fair values based on the current rates available to the Company for debt of similar terms and maturities.
To manage certain exposures to currency fluctuations, the Company started a limited hedging program by entering into foreign currency forward contracts with maturities of one month to hedge a portion of its net outstanding foreign currency monetary assets and liabilities. These derivatives are recorded at fair value on the condensed consolidated balance sheet under "Other Current Assets" or "Accounts Payable - Trade" with changes in the fair value being recorded in "Other income (loss), net".

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
As of September 30, 2018, the Company had no derivative contracts, and no liability was included in accounts payable - trade.

(3)	Cash, Cash Equivalents and Restricted Cash
As of September 30, 2018 and December 31, 2017, the Company's cash and cash equivalents comprised financial deposits. Restricted cash consisted primarily of cash restricted for performance bonds, warranty bonds and collateral for borrowings. Current and long-term restricted cash was $8.7 million at September 30, 2018 and $13.9 million at December 31, 2017.
Reconciliation of cash, cash equivalents and restricted cash to statement of financial position as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$20,028	$17,475
Restricted cash	7,825	12,425
Long-term restricted cash	847	1,512
Cash, cash equivalents and restricted cash	$28,700	$31,412

(4)	Balance Sheet Detail
Accounts Receivable - Trade
Accounts receivable - trade, net as of September 30, 2018 and December 31, 2017 was as follows (in thousands):

	September 30, 2018		December 31, 2017
Gross accounts receivable	$61,324		$63,446
Allowance for doubtful accounts	(305)		(922)
Allowance for sales returns	—	(1)	(769)
Total allowances	(305)		(1,691)
Accounts receivable - trade, net	$61,019		$61,755
(1) Upon adoption of ASC 606, allowances for sales returns were reclassified to accrued and other liabilities as these reserve balances are considered estimated refund liabilities. Refer to footnote 1(g) for additional information about the adoption impact.

Inventories
Inventories as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$19,227	$12,671
Work in process	3,474	2,150
Finished goods	22,756	10,523
Total inventories	$45,457	$25,344
Inventories provided as collateral for borrowings from Export-Import Bank of Korea amounted to $9.5 million and $11.4 million as of September 30, 2018 and December 31, 2017, respectively.

(5)	Property and Equipment
Property and equipment as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
Furniture and fixtures	$22,495	$22,988
Machinery and equipment	5,577	5,455
Leasehold improvements	3,619	3,647
Computers and software	728	621
Others	1,034	1,007
	33,453	33,718
Less: accumulated depreciation and amortization	(27,872)	(27,584)
Less: government grants	(207)	(261)
Property and equipment, net	$5,374	$5,873
Depreciation expense associated with property and equipment for the three and nine months ended September 30, 2018 was $0.4 million and $1.2 million respectively. Depreciation expense for the three and nine months ended September 30, 2017 was $0.5 million and $1.4 million, respectively.
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

(6)	Goodwill and Intangible Assets
Goodwill as of September 30, 2018 and December 31, 2017 was as follows (in thousands):

	September 30, 2018	December 31, 2017
Beginning balance	$3,977	$3,977
Less: accumulated impairment	—	—
Ending balance	$3,977	$3,977
The Company did not recognize impairment loss on goodwill during the nine months ended September 30, 2018 and 2017.

Intangible assets as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$3,060	$(1,276)	$1,784
Customer relationships	5,240	(1,091)	4,149
Backlog	2,179	(2,179)	—
Total intangible assets	$10,479	$(4,546)	$5,933

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$3,060	$(816)	$2,244
Customer relationships	5,240	(699)	4,541
Backlog	2,179	(2,179)	—
Total intangible assets	$10,479	$(3,694)	$6,785
Amortization expense associated with intangible assets for the three and nine months ended September 30, 2018 was $0.3 million and $0.9 million, respectively. Amortization expense associated with intangible assets for the three and nine months ended September 30, 2017 was $0.3 million and $1.7 million, respectively.

(7)	Debts
Wells Fargo Bank Facility
On July 12, 2018, the Company entered into the A&R Domestic Credit Agreement and the A&R Ex-Im Credit Agreement with WFB, which amended and replaced the Company’s existing senior secured revolving line of credit and letter of credit facilities with WFB and revised certain reporting and compliance provisions. The Amended WFB Facility provides for a revolving line of credit of $25.0 million (including up to $5.0 million of letters of credit), with the amount that the Company is able to borrow based on eligible accounts receivable and inventory, less the amount committed as cash collateral for letters of credit. The amounts borrowed under the Amended WFB Facility bears interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on the Company's average excess availability (as calculated under the WFB Facility). To maintain availability of funds under the Amended WFB Facility, the Company pays a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense. The maturity date of the Amended WFB Facility is July 12, 2021.
As of September 30, 2018, the Company had $6.0 million in outstanding borrowings under its Amended WFB Facility (included in short-term debts), and $2.1 million was committed as cash collateral for letters of credit. Subsequent to the end of the quarter, the Company repaid $6.0 million in borrowings under the WFB Facility.
Based on the Company's eligible accounts receivable and inventory, the Company had $6.5 million of financing availability under the Amended WFB Facility as of September 30, 2018. The interest rate on the Amended WFB Facility was 4.4% at September 30, 2018.
The Company’s obligations under the Amended WFB Facility are secured by substantially all of its assets and those of its subsidiaries that guarantee the Amended WFB Facility, including their intellectual property. The Amended WFB Facility contains certain financial covenants, and customary affirmative and negative covenants. If the Company defaults under the Amended WFB Facility due to a covenant breach or otherwise, WFB may, after the lapse of any applicable grace periods, be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations under the Amended WFB Facility. As of September 30, 2018, the Company was in compliance with the covenants under the WFB Facility. On October 22, 2018, the Company borrowed $3.0 million under the Amended WFB Facility. On October 31, 2018, the Company repaid the $3.0 million in full.

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
As of September 30, 2018 and December 31, 2017, the Company had an aggregate outstanding balance of $28.2 million (included in short-term debts) and $22.8 million ($19.8 million included in short-term debts), respectively, under such financing arrangements, and the interest rates per annum applicable to outstanding borrowings under these financing arrangements were as listed in the tables below (amount in thousands).

		As of September 30, 2018
		Maturity Date	Denomination	Interest rate (%)	Amount
Industrial Bank of Korea	Credit facility	10/2/2018 - 2/4/2019	USD	3.81~4.03	$4,229
Industrial Bank of Korea	Credit facility	10/10/2018 - 11/12/2018	USD	3.81~3.84	1,834
Industrial Bank of Korea	Trade finance	10/15/2018	USD	6.82	651
Shinhan Bank	General loan	3/30/2019	KRW	6.06	2,876
NongHyup Bank	Credit facility	11/19/2018 - 3/4/2019	USD	3.95~4.17	852
The Export-Import Bank of Korea	Export development loan	12/29/2018	KRW	3.28	6,471
The Export-Import Bank of Korea	Import development loan	11/14/2018	USD	4.02	850
Korea Development Bank	General loan	8/8/2019	KRW	3.48	4,494
LGUPlus	General loan	6/17/2019	KRW	0	1,797
JECC Factoring	AR Factoring	10/26/2018 - 12/25/2018	JPY	1.58	3,236
Shoko Chukin Bank	General loan	6/28/2019	JPY	1.33	881
					$28,171

		As of December 31, 2017
		Maturity Date	Denomination	Interest rate (%)	Amount
Industrial Bank of Korea	Credit facility	1/2/2018 - 5/2/2018	USD	2.89 - 3.26	$2,328
Industrial Bank of Korea	Trade Finance	1/2/2018 - 5/23/2018	USD	4.47 - 5.97	2,401
Shinhan Bank	General loan	3/30/2019	KRW	5.91	2,987
Shinhan Bank	Trade finance	2/19/2018- 3/26/2018	KRW	3.90 - 4.14	3,050
NongHyup Bank (Korea)	Credit facility	1/8/2018- 6/18/2018	USD	2.83 - 3.42	860
The Export-Import Bank of Korea	Export development loan	2/13/2018 & 6/29/2018	KRW	3.20 - 3.28	7,570
Mitsubishi Bank (Japan)	AR factoring	1/31/2018 - 5/31/2018	JPY	1.58	1,872
Shinhan Bank (India)	General loan	4/24/2018 - 11/12/2018	INR	8.70 - 8.90	1,709
					$22,777

As of September 30, 2018, the Company had $6.9 million in outstanding borrowings and $4.3 million committed as cash collateral for letters of credit under the Company's $25.9 million credit facility with certain foreign banks. On June 18, 2018, the Company's Korean subsidiary received a mutual cooperation capital loan of $1.8 million from LGUPlus and provided a letter of guarantee of the same amount from Seoul Guarantee Insurance as collateral.
See Note 9 for a discussion of related-party debt.

(8)	Non-Controlling Interests
Non-controlling interests for the nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Beginning non-controlling interests	$534	$416
Net income (loss) attributable to non-controlling interests	2	172
Foreign currency translation adjustments	(5)	19
Ending non-controlling interests	$531	$607

(9)	Related-Party Transactions
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
Related-Party Debt
In connection with the Merger, on September 9, 2016, the Company entered into a loan agreement with DNI for a $5.0 million unsecured subordinated term loan facility. Under the loan agreement, the Company was permitted to request drawdowns of one or more term loans in an aggregate principal amount not to exceed $5.0 million. As of September 30, 2018, $5.0 million in term loans was outstanding under the facility. Such term loans mature in September 2021 and are pre-payable at any time by the Company without premium or penalty. The interest rate as of September 30, 2018 under this facility was 4.6% per annum.
In February 2016, the Company borrowed $1.8 million from DNI for capital investment, which was outstanding as of September 30, 2018. This loan matures in July 2019 and bears interest at a rate of 4.6% per annum, payable annually.
On March 21, 2018, DNS borrowed $5.8 million from DNI, of which $4.5 million was repaid on August 8, 2018. As of September 30, 2018, $1.3 million remained outstanding. The loan bears interest at a rate of 4.6% and matures on June 27, 2019, and is secured by certain accounts receivable of DNS Korea.
Other Related-Party Transactions
Sales and purchases, cost of revenue, research and product development, selling, marketing, general and administrative, interest expense and other expenses to and from related parties for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

		Three Months Ended September 30, 2018
Counterparty	DNI ownership Interest	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI (Parent Company)	N/A	$1,472	$1,270	$—	$784	$112	$89
Tomato Soft Ltd.	100%	—	27	—	—	—	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	119	—	—	—
Chasan Networks Co., Ltd.	100%	—	260	21	—	—	—
Handysoft, Inc.	17.63%	215	208	—	2	—	—
		$1,687	$1,765	$140	$786	$112	$89

		Three Months Ended September 30, 2017
Counterparty	DNI ownership Interest	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Other expenses
DNI (Parent Company)	N/A	$3,976	$3,604	$—	$1,291	$51
Chasan Networks Co., Ltd.	100%	—	257	20	—	—
Dasan France	100%	662	576	—	83	—
Dasan India Private Limited	100%	—	—	—	30	—
D-Mobile	100%	1,233	1,077	—	122	—
HandySoft, Inc.	17.64%	54	12	—	6	4
Tomato Soft Ltd.	100%	—	43	108	—	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	144	—	—
		$5,925	$5,569	$272	$1,532	$55

		Nine Months Ended September 30, 2018
Counterparty	DNI ownership Interest	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI (Parent Company)	N/A	$3,683	$3,143	$—	$2,950	$338	$234
Tomato Soft Ltd.	100%	—	84	—	—	—	—
Tomato Soft (Xi'an) Ltd.	100%	—	10	396	—	—	—
Chasan Networks Co., Ltd.	100%	—	880	57	—	—	—
Dasan France	100%	202	177	—	—	—	—
HandySoft, Inc.	17.63%	473	357	—	4	—	—
		$4,358	$4,651	$453	$2,954	$338	$234

		Nine Months Ended September 30, 2017
Counterparty	DNI ownership Interest	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Other expenses
DNI (Parent Company)	N/A	$16,608	$14,020	$—	$3,491	$171
Chasan Networks Co., Ltd.	100%	—	578	79	—	—
Dasan France	100%	1,612	1,512	—	383	—
Dasan India Private Limited(1)	100%	6,287	4,783	—	30	—
D-Mobile(1)	100%	3,054	1,831	—	318	—
Fine Solution	100%	—	—	—	4	—
HandySoft, Inc.	17.64%	88	23	—	6	4
J-Mobile Corporation	90.47%	8	—	—	132	—
Tomato Soft Ltd.	100%		104	108
Tomato Soft (Xi'an) Ltd.	100%	—	—	448	37	—
Solueta	27.21%	—	—	—	—	3
		$27,657	$22,851	$635	$4,401	$178
(1) As discussed above, on December 31, 2017 DNS acquired DASAN India and D-Mobile from DNI.
The Company has entered into sales agreements with DNI and certain of its subsidiaries. Sales and cost of revenue to DNI and DASAN France (and with respect to the first three quarters of 2017, DASAN India and D-Mobile) represent finished goods produced by the Company that are sold to these related parties who sell the Company's products in Korea, France, India and Taiwan, respectively.
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
Balances of Receivables and Payables with Related Parties
Balances of receivables and payables arising from sales and purchases of goods and services with related parties as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

		As of September 30, 2018
Counterparty	DNI ownership Interest	Account receivables	Other receivables	Deposits for lease *	Loans Payable	Accounts payable	Other Payables	Accrued and other liabilities**
DNI (parent company)	N/A	$1,679	$26	$738	$8,148	$1,000	$1,810	$157
Tomato Soft Ltd.	100%	—	—	—	—	—	9	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	—	—	40	—
Dasan France	100%	285	65	—	—	—	—	—
HandySoft, Inc.	17.63%	175	—	—	—	216	—	—
Chasan Networks Co., Ltd.	100%	—	—	—	—	86	—	—
		$2,139	$91	$738	$8,148	$1,302	$1,859	$157

		As of December 31, 2017
Counterparty	DNI Ownership Interest	Account receivables	Other receivables	Deposits for lease *	Long-term debt	Accounts payable	Other Payables	Accrued and other liabilities**
DNI (parent company)	N/A	$12,576	$93	$786	$6,800	$1,264	$1,859	$59
Tomato Soft Ltd.	100%	—	—	—	—	—	18	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	—	—	54	—
Dasan France	100%	870	71	—	—	—	—	—
HandySoft, Inc.	17.63%	52	—	—	—	—	—	—
Chasan Networks Co., Ltd.	100%	—	—	—	—	87	—	—
Solueta	100%	—	—	—	—	—	25	—
		$13,498	$164	$786	$6,800	$1,351	$1,956	$59
* Included in other assets in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017.
**Included in accrued and other liabilities in the condensed consolidated balance sheet as of September 30, 2018 and December 31, 2017.

(10)	Net Income (Loss) Per Share Attributable to DASAN Zhone Solutions, Inc.

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

The following table is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to DASAN Zhone Solutions, Inc.	$1,798	$1,399	$3,321	$(3,157)
Weighted average number of shares outstanding:
Basic	16,683	16,382	16,425	16,380
Effect of dilutive securities:
Stock options, restricted stock units and share awards	208	—	215	—
Diluted	16,891	16,382	16,640	16,380
Net income (loss) per share attributable to DASAN Zhone Solutions, Inc.:
Basic	$0.11	$0.09	$0.20	$(0.19)
Diluted	$0.11	$0.09	$0.20	$(0.19)

During the three and nine months ended September 30, 2018, the Company excluded 1.0 million, and 26 thousand stock options at a weighted average exercise price of $10.89, and $14.73, respectively, from diluted net income per share because their effect would have been antidilutive.

Basic net income (loss) per share is the same as diluted net income (loss) per share for the nine months ended September 30, 2017 because the effects of stock options and restricted stock units would have been anti-dilutive.

(11)	Commitments and Contingencies
Operating Leases
The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options and escalation clauses. Estimated future lease payments under all non-cancellable operating leases with terms in excess of one year, including taxes and service fees, are as follows (in thousands):

Operating Leases
Year ending December 31:
2018 (remainder of the year)	$1,053
2019	4,088
2020	2,998
2021	2,590
2022	2,664
Thereafter	8,423
Total minimum lease payments	$21,816

Warranties
The Company accrues warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one to five years from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Beginning balance	$931	$878
Charged to cost of revenue	1,022	126
Claims and settlements	(598)	(195)
Foreign exchange impact	6	14
Ending balance	$1,361	$823
Performance Bonds
In the normal course of operations, from time to time, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. As of September 30, 2018, and 2017, the Company had $2.9 million and $1.0 million of surety bonds guaranteed by third parties, respectively.
Purchase Commitments
The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding, net of reserve, was $2.4 million as of September 30, 2018.
Payment Guarantees provided by Third Parties and DNI
The following table sets forth payment guarantees of the Company's indebtedness and other obligations as of September 30, 2018 (in thousands) that have been provided by third parties and DNI. DNI owns approximately 57.3% of the outstanding shares of the Company's common stock:

Guarantor	Amount Guaranteed (in thousands)	Description of Obligations Guaranteed
DNI	$3,451	Borrowings from Shinhan Bank
DNI	1,726	Purchasing Card from Shinhan Bank
DNI	10,730	LC from Industrial Bank of Korea
DNI	2,157	Purchasing Card from Industrial Bank of Korea
DNI	6,000	LC from NongHyup Bank
DNI	6,170	Borrowings from Export-Import Bank of Korea
DNI	6,000	LC from KookMin Bank
DNI	5,392	Borrowings from Korea Development Bank
DNI	8,400	LC from Korea Development Bank
Industrial Bank of Korea	6,486	Borrowings and letter of credit
NongHyup Bank	3,497	Borrowings and letter of credit
Kookmin Bank	304	Letter of credit
Korea Development Bank	894	Letter of credit
Shinhan Bank	933	Purchasing Card
Industrial Bank of Korea	4,075	Performance bonds
State Bank of India	34	Performance bonds
Seoul Guarantee Insurance Co.	4,232	Performance payment guarantee*
	$70,481
*The Company is responsible for the warranty liabilities generally for the period of two years on major product sales and has contracted surety insurance to cover part of the warranty liabilities.

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
The ESPP authorizes the issuance of up to 250,000 shares of the Company’s common stock. In addition, the ESPP provides for an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 1% of the shares outstanding on the last day of the immediately preceding calendar year and (ii) such smaller number of shares as may be determined by the Board in its sole discretion. Notwithstanding the foregoing, the number of shares of stock that may be issued or transferred pursuant to awards under the ESPP may not exceed an aggregate of 2,000,000 shares. These 2,000,000 shares have been registered pursuant to a registration statement on Form S-8 filed with the SEC on November 8, 2018.

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

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue by geography:
United States	$11,125	$13,068	$41,373	$37,176
Canada	1,131	1,498	3,344	4,112
Total North America	12,256	14,566	44,717	41,288
Latin America	6,841	7,480	21,713	19,425
Europe, Middle East, Africa	10,425	7,378	27,264	19,134
Korea	19,609	20,520	50,844	69,032
Other Asia Pacific	22,783	16,494	63,137	29,612
Total International	59,658	51,872	162,958	137,203
Total	$71,914	$66,438	$207,675	$178,491

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue by classification:
Products	$68,787	$63,257	$198,830	$169,831
Services	3,127	3,181	8,845	8,660
Total	$71,914	$66,438	$207,675	$178,491

The Company's property and equipment, net of accumulated depreciation, were located in the following geographical areas as of September 30, 2018 and December 31, 2017 (in thousands):

	As of September 30, 2018	As of December 31, 2017
United States	$3,131	$3,393
Korea	1,441	1,633
Other Asia Pacific	802	847
	$5,374	$5,873

(14)	Income Taxes
Income tax expense for the three and nine months ended September 30, 2018 was $0.7 million and $1.1 million, respectively, on pre-tax income of $2.6 million and $4.4 million, respectively. For the three and nine months ended September 30, 2017, income tax expense was $0.1 million and $0.6 million, respectively, on pre-tax income (loss) of $1.5 million and $(2.3) million, respectively.
As of September 30, 2018, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s wholly-owned foreign subsidiaries.

The total amount of unrecognized tax benefits, including interest and penalties, at September 30, 2018 was $0.5 million. The amount of tax benefits that would impact the effective income tax rate, if recognized, is $0.1 million. There were no significant changes to unrecognized tax benefits during the quarters ended September 30, 2018 and 2017. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.
The Company has recognized the provisional tax impacts related to the Tax Act in the Company’s consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. The Company has not yet determined its policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the global intangible low-taxed income (“GILTI”) provisions in future periods or use the period cost method. The Company has, however, included an estimate of the current GILTI impact in its tax provision for 2018. The Company continues to evaluate the impact of the tax reform and the accounting is expected to be completed before the end of the measurement period in the fourth quarter of 2018.

(15)	Subsequent Events
Keymile Acquisition / Share Purchase Agreement
On October 5, 2018, ZTI Merger Subsidiary III, Inc., a Delaware corporation, and wholly owned subsidiary of the Company (the “Purchaser”) and Riverside KM Beteiligung GmbH, a limited liability company organized under the laws of Germany (the “Seller”) entered into a Share Purchase Agreement (the “Purchase Agreement”) whereby the Purchaser agreed to purchase from the Seller all shares in Keymile GmbH (“Keymile”), a limited liability company organized under the laws of Germany, and certain of its subsidiaries, for an aggregate cash purchase price of EUR 10.25 million ($11.9 million) (the “Keymile Acquisition”). The purchase price is to be paid at closing and is subject to customary regulatory approval and satisfaction of certain closing conditions. Certain liabilities including unfunded pension liabilities are to be assumed by the Purchaser.
Keymile offers a series of multi-service access platforms for FTTx network architectures, including ultra-fast broadband copper access based on VDSL/Vectoring & G. Fast technology. The Company has pursued the acquisition to enable the strengthening of its global broadband access service market.
The Company has $42,000 of outstanding receivables and $59,000 of sales to Keymile as of and for the nine months period ended September 30, 2018.
Guarantee Agreement and Working Capital Facility
In connection with the Keymile Acquisition and the Purchase Agreement, the Company has also entered into a guarantee agreement with the Seller, dated October 5, 2018, which guarantees the purchase price of EUR 10.25 million ($11.9 million) and guarantees a working capital facility of EUR 4.0 million ($4.6 million). Both the guarantee agreement and the working capital facility are to be provided at closing of the Keymile Acquisition, which is expected to be completed in the fourth quarter of 2018.
The foregoing description of the Keymile Acquisition and the Purchase Agreement, which includes the Guarantee Agreement and Working Capital Facility as exhibits, is not complete and is qualified in its entirety by reference to the full text of the Purchase Agreement, which will be filed by the Company when the Keymile Acquisition closes on a Form 8-K.
Wells Fargo Bank Facility
On October 22, 2018, the Company borrowed $3.0 million under the Amended WFB Facility. On October 31, 2018, the Company repaid the $3.0 million in full.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items as to future periods; anticipated growth and trends in our business or key markets; cost synergies, growth opportunities and other financial and operating benefits of the Merger; future growth and revenues from our products; our ability to refinance or repay our existing indebtedness prior to the applicable maturity date; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and that they are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified or referenced under the heading “Risk Factors” in Part II, Item 1A, elsewhere in this report and in our other filings with the Securities and Exchange Commission (the SEC). Actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, the ability to generate sufficient revenue to achieve or sustain profitability, the ability to raise additional capital to fund existing and future operations or to refinance or repay our existing indebtedness, defects or other performance problems in our products, any economic slowdown in the telecommunications industry that restricts the ability of our customers to purchase our products, commercial acceptance of our products, intense competition in the communications equipment market from large equipment companies as well as private companies with products that address the same networks needs as our products, higher than anticipated expenses that we may incur, any failure to comply with the periodic filing and other requirements of The Nasdaq Stock Market for continued listing, material weaknesses or other deficiencies in our internal control over financial reporting, the initiation of any civil litigation, regulatory proceedings, government enforcement actions or other adverse effects relating to errors in the consolidated financial statements of Zhone Technologies, Inc., and other factors identified elsewhere in this report and in our most recent reports on Forms 10-K, 10-Q and 8-K. We undertake no obligation to revise or update any forward-looking statements for any reason.
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

RESULTS OF OPERATIONS
We list in the table below the historical condensed consolidated statement of income (loss) as a percentage of total net revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue:
Third parties	98%	91%	98%	85%
Related parties	2%	9%	2%	15%
Total net revenue	100%	100%	100%	100%
Cost of revenue:
Products and services - third parties	65%	58%	65%	53%
Products and services - related parties	2%	8%	2%	13%
Amortization of intangible assets	—%	—%	—%	—%
Total cost of revenue	67%	66%	67%	66%
Gross profit	33%	34%	33%	34%
Operating expenses:
Research and product development	12%	13%	13%	15%
Selling, marketing, general and administrative	16%	18%	17%	19%
Amortization of intangible assets	—%	—%	—%	1%
Total operating expenses	28%	31%	30%	35%
Operating income (loss)	5%	3%	3%	(1)%
Interest income	—%	—%	—%	—%
Interest expense	—%	(1)%	—%	—%
Other income, net	(1)%	—%	—%	—%
Income (loss) before income taxes	4%	2%	3%	(1)%
Income tax provision	1%	—%	1%	—%
Net income (loss)	3%	2%	2%	(1)%
Net Revenue
Information about our net revenue for products and services for the nine months ended September 30, 2018 and 2017 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Increase/ (decrease)	% change	2018	2017	Increase	% change
Products	$68.8	$63.2	$5.6	9%	$198.8	$169.8	$29.0	17%
Services	3.1	3.2	(0.1)	(3)%	8.9	8.7	0.2	2%
Total	$71.9	$66.4	$5.5	8%	$207.7	$178.5	$29.2	16%

Information about our net revenue for North America and international markets for the three and nine months ended September 30, 2018 and 2017 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Increase/(decrease)	% change	2018	2017	Increase/(decrease)	% change
Revenue by geography:
United States	$11.2	$13.1	$(1.9)	(15)%	$41.4	$37.2	$4.2	11%
Canada	1.1	1.5	(0.4)	(27)%	3.3	4.1	(0.8)	(20)%
Total North America	12.3	14.6	(2.3)	(16)%	44.7	41.3	3.4	8%
Latin America	6.8	7.5	(0.7)	(9)%	21.7	19.5	2.2	11%
Europe, Middle East, Africa (EMEA)	10.4	7.4	3.0	41%	27.3	19.1	8.2	43%
Korea	19.6	20.4	(0.8)	(4)%	50.9	69.0	(18.1)	(26)%
Other Asia Pacific	22.8	16.5	6.3	38%	63.1	29.6	33.5	113%
Total International	59.6	51.8	7.8	15%	163.0	137.2	25.8	19%
Total	$71.9	$66.4	$5.5	8%	$207.7	$178.5	$29.2	16%

For the three months ended September 30, 2018, net revenue increased 8% or $5.5 million to $71.9 million from $66.4 million for the same period last year. For the nine months ended September 30, 2018, net revenue increased 16% or $29.2 million to $207.7 million from $178.5 million for the same period of last year. For the three months ended September 30, 2018, product revenue increased 9% or $5.6 million to $68.8 million from $63.2 million for the same period last year. For the nine months ended September 30, 2018, product revenue increased 17% or $29.0 million to $198.8 million from $169.8 million for the same period last year. The increase in net revenue for both the three and nine month periods ended September 30, 2018 was primarily due to increased products sales in the Europe, Middle East and Africa ("EMEA") and Other Asia Pacific, primarily in India, offset by decreased product sales in Korea. We also added customers in late 2017, which contributed to the revenue increase during the first three quarters this year as compared to the same periods last year.

Service revenue represents revenue from maintenance and other services associated with product shipments. For the three months ended September 30, 2018, service revenue decreased 3% or $0.1 million to $3.1 million from $3.2 million for the same period last year. For the nine months ended September 30, 2018, service revenue increased 2% or $0.2 million to $8.9 million from $8.7 million for the same period last year. The increase in service revenue was primarily related to a greater number of products under contract for maintenance and extended warranty.

International net revenue increased 15% or $7.8 million to $59.6 million for the three months ended September 30, 2018 from $51.8 million for the same period last year, and represented 83% of total net revenue compared with 78% during the same period of 2017. International net revenue increased 19% or $25.8 million to $163.0 million for the nine months ended September 30, 2018, from $137.2 million for the same period last year, and represented 78% of total net revenue compared with 77% during the same period last year. The increases in international net revenue were primarily related to increased product sales in Other Asia Pacific, primarily in India.

For both the three and nine months ended September 30, 2018, one customer each accounted for 11% of net revenue. For the three months ended September 30, 2017, two customers represented 10% and 9% (a related party) of net revenue, respectively. For the nine months ended September 30, 2017, two customers represented 9% of net revenue (one of which was a related party).

We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit
Total cost of revenue increased 10% or $4.5 million to $48.5 million for the three months ended September 30, 2018, compared to $44.0 million for the three months ended September 30, 2017. Total cost of revenue was 67% of net revenue for the three months ended September 30, 2018, compared to 66% for the three months ended September 30, 2017. Total cost of revenue increased 18% or $20.9 million to $139.3 million for the nine months ended September 30, 2018, from $118.4 million for the nine months ended September 30, 2017. Total cost of revenue was 67% of net revenue for the nine months ended September 30, 2018 compared to 66% for the nine months ended September 30, 2017. The increase in total cost of revenue, as a percentage of sales, was primarily due to an increase in revenues in the EMEA and certain Other Asia Pacific customers.
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
Research and Product Development Expenses
Research and product development expenses decreased 3% or $0.2 million to $8.7 million for the three months ended September 30, 2018 compared to $8.9 million for the three months ended September 30, 2017. As a percentage of sales, research and product development expenses were 12% for the three months ended September 30, 2018, compared to 13% for the three months ended September 30, 2017. Research and product development expenses decreased 4% or $1.1 million to $26.3 million for the nine months ended September 30, 2018 compared to $27.5 million for the nine months ended September 30, 2017. As a percentage of sales, research and product development expenses were 13% for the nine months ended September 30, 2018, compared to 15% for the nine months ended September 30, 2017. The decrease in research and product development expenses was primarily due to cost containment initiatives and more focused product development activities. We intend to continue to invest in research and product development to attain our strategic product development objectives, while seeking to manage the associated costs through expense controls.
Selling, Marketing, General and Administrative Expenses
Selling, marketing, general and administrative expenses decreased 5% or $0.6 million to $11.1 million for the three months ended September 30, 2018, compared to $11.7 million for the three months ended September 30, 2017. As a percentage of sales, selling, marketing, general and administrative expenses were 16% for the three months ended September 30, 2018, compared to 18% for the three months ended September 30, 2017. Selling, marketing, general and administrative expenses increased 6% or $2.1 million to $35.2 million for the nine months ended September 30, 2018, compared to $33.1 million for the nine months ended September 30, 2017. As a percentage of sales, selling, marketing, general and administrative expenses were 17% for the nine months ended September 30, 2018, compared to 19% for the nine months ended September 30, 2017. The decrease in selling, marketing, general and administrative expenses for the three months ended September 30, 2018 was primarily related to a continued focus on our cost containment initiatives. The increase in selling, marketing, general and administrative expenses for the nine months ended September 30, 2018 was primarily related to higher personnel expenses due to increased headcount, as well as increased legal and outside service fees.
Income Tax Provision
Income tax expense for the three and nine months ended September 30, 2018 was $0.7 million and $1.1 million, respectively, on pre-tax income of $2.6 million and $4.4 million, respectively. For the three and nine months ended September 30, 2017, income tax expense was $0.1 million and $0.6 million, respectively, on pre-tax income (loss) of $1.5 million and $(2.3) million, respectively. As of September 30, 2018, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by our wholly-owned foreign subsidiaries.

OTHER PERFORMANCE MEASURES
In managing our business and assessing our financial performance, we supplement the information provided by our U.S. GAAP results with adjusted earnings before stock-based compensation, interest, taxes, and depreciation, or Adjusted EBITDA, a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, net, (ii) provision (benefit) for taxes, (iii) depreciation and amortization, (iv) stock-based compensation expenses, and (v) material non-recurring transactions or events, such as merger and acquisition transaction costs or a gain (loss) on sale of assets or impairment of fixed assets. We believe that the presentation of Adjusted EBITDA enhances the usefulness of our financial information by presenting a measure that management uses internally to monitor and evaluate our operating performance and to evaluate the effectiveness of our core operating business strategies. We believe Adjusted EBITDA also assists investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes the impact of items that we do not believe reflect our core operating performance.
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
Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA, which we consider to be the most directly comparable U.S. GAAP financial measure to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$1,827	$1,387	$3,323	$(2,985)
Add:
Interest expense, net	405	227	1,127	711
Income tax expense	735	107	1,071	646
Depreciation and amortization	652	752	2,033	3,105
Stock-based compensation	617	195	1,357	670
Non-recurring merger and acquisition costs	139	—	139	—
Adjusted EBITDA	$4,375	$2,668	$9,050	$2,147
LIQUIDITY AND CAPITAL RESOURCES
Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.
We had a net income of $3.3 million for the nine months ended September 30, 2018, and $1.2 million for the year ended December 31, 2017. As of September 30, 2018, we had an accumulated deficit of $15.2 million and working capital of $66.9 million. In addition, we had a net cash outflow from operations of $15.7 million for the nine months ended September 30, 2018. As of September 30, 2018, we had $20.0 million in cash and cash equivalents, which included $6.0 million in cash balances held by our international subsidiaries and $42.3 million in aggregate principal debt of which $37.3 million was in current liabilities. In addition, as of September 30, 2018 we had $6.4 million committed as cash collateral for letters of credit under our revolving credit facilities, leaving $21.3 million in aggregate financing availability under these facilities. Our current lack of liquidity could harm us by:

•	increasing our vulnerability to adverse economic conditions in our industry or the economy in general;

•	requiring substantial amounts of cash to be used for debt servicing, rather than other purposes, including operations;

•	limiting our ability to plan for, or react to, changes in our business and industry;

•	limiting its ability to complete Keymile acquisition; and

•	influencing investor and customer perceptions about our financial stability and limiting our ability to obtain financing or acquire customers.

These factors indicate that cash flows might not be sufficient for us to meet our obligations as they come due in the ordinary course of business for a period of 12 months from the date of this Quarterly Report on Form 10-Q.

Our ability to meet our obligations as they become due in the ordinary course of business for the next 12 months will depend on our ability to (i) achieve forecasted results, (ii) access funds approved under existing or new credit facilities and/or to raise additional capital through sales of our common stock to the public and (iii) effectively manage inventory procurement. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected. Management’s belief that we will achieve these results assumes that, among other things, we will continue to be successful in implementing our business strategy and that there will be no material adverse development in our business, liquidity or capital requirements. If one or more of these factors do not occur as expected, it could cause us to fail to meet our obligations as they come due.
We plan to focus on capital raising, cost management, operating efficiency and restrictions on discretionary spending. In addition, if necessary, we may sell assets, issue or enter into amendments of our debt or equity securities, or purchase credit insurance. We may also reduce the scope of our planned product development, reduce sales and marketing efforts and reduce our operations in low margin regions, including reductions in headcount. On July 12, 2018, we entered into the A&R Domestic Credit Agreement and the A&R Ex-Im Credit Agreement with WFB, which amended and replaced our existing senior secured revolving line of credit and letter of credit facilities with WFB and revised certain reporting and compliance provisions, as described more fully in Note 7 to the unaudited condensed consolidated financial statements.
Based on our current plans and current business conditions, we believe that these measures along with our existing cash, cash equivalents and available credit facilities will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.
Operating Activities

Net cash used in operating activities was $15.7 million for the nine months ended September 30, 2018, compared with net cash used of $0.6 million for the nine months ended September 30, 2017. This increase was primarily due to changes in operating assets and liabilities, resulting in using $23.4 million of cash for nine months ended September 30, 2018, compared to using $2.2 million of cash for the nine months ended September 30, 2017.

Investing Activities

Net cash used in investing activities was $0.8 million for the nine months ended September 30, 2018 compared to net cash provided by investing activities of $0.1 million for the nine months ended September 30, 2017.

Financing Activities

Net cash provided by financing activities was $15.2 million for the nine months ended September 30, 2018 compared to net cash used in financing activities of $1.8 million for the nine months ended September 30, 2017. This change was primarily due to the proceeds from short-term borrowings of $67.5 million, offset by repayments of short-term borrowings of $53.2 million.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents, which totaled $20.0 million at September 30, 2018, as well as our credit facilities, under which we had aggregate financing availability of $21.3 million as of September 30, 2018, and under which $6.4 million was committed as cash collateral for letters of credit as of September 30, 2018. Our cash and cash equivalents as of September 30, 2018 included $6.0 million in cash balances held by our international subsidiaries.

WFB Facility

Wells Fargo Bank Facility
On July 12, 2018, we entered into the A&R Domestic Credit Agreement and the A&R Ex-Im Credit Agreement with WFB, which amended and replaced our existing senior secured revolving line of credit and letter of credit facilities with WFB and revised certain reporting and compliance provisions. The Amended WFB Facility provides for a revolving line of credit of $25.0 million (including up to $5.0 million of letters of credit), with the amount that we are able to borrow based on eligible accounts receivable and inventory, less the amount committed as cash collateral for letters of credit. The amounts borrowed under the Amended WFB Facility bears interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on our average excess availability (as calculated under the WFB Facility). To maintain availability of funds under the Amended WFB Facility, we pay a commitment fee on the unused portion. The commitment fee is 0.25% per annum and is recorded as interest expense. The maturity date of the Amended WFB Facility is July 12, 2021.
As of September 30, 2018, we had $6.0 million in outstanding borrowings under its WFB Facility, and 2.1 million was committed as cash collateral for letters of credit. Subsequent to the end of the quarter, we repaid $6.0 million in borrowings under the WFB Facility. Based on our eligible accounts receivable and inventory, we had $6.5 million of financing availability under the WFB Facility as of September 30, 2018. The interest rate on the WFB Facility was 4.4% at September 30, 2018.
Our obligations under the Amended WFB Facility are secured by substantially all of our assets and those of our subsidiaries that guarantee the Amended WFB Facility, including their intellectual property. The Amended WFB Facility contains certain financial covenants, and customary affirmative and negative covenants. If we default under the Amended WFB Facility due to a covenant breach or otherwise, after any applicable grace periods. WFB may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations under the Amended WFB Facility. As of September 30, 2018, we were in compliance with the covenants under the Amended WFB Facility.
On October 22, 2018, we borrowed $3.0 million under the Amended WFB Facility. On October 31, 2018, we repaid $3.0 million in full.
Bank and Trade Facilities - Foreign Operations
Certain of our foreign subsidiaries have entered into various financing arrangements with foreign banks and other lending institutions consisting primarily of revolving lines of credit, trade facilities, term loans and export development loans. These facilities are renewed on an annual basis and are generally secured by a security interest in certain assets of the applicable foreign subsidiaries and supported by guarantees given by DNI or third parties. Payments under such facilities are made in accordance with the given lender’s amortization schedules. As of September 30, 2018 and December 31, 2017, we had an aggregate outstanding balance of $28.2 million and $22.8 million, respectively, under such financing arrangements, and the interest rate per annum applicable to outstanding borrowings under these financing arrangements ranged from 1.3% to 6.82% as of September 30, 2018, 1.58% to 8.90% and December 31, 2017.
Related-Party Debt
In connection with the Merger, on September 9, 2016, we entered into a loan agreement with DNI for a $5.0 million unsecured subordinated term loan facility. Under the loan agreement, we were permitted to request drawdowns of one or more term loans in an aggregate principal amount not to exceed $5.0 million. As of September 30, 2018, $5.0 million in term loans was outstanding under the facility. Such term loans mature in September 2021 and are pre-payable at any time by us without premium or penalty. The interest rate as of September 30, 2018 under this facility was 4.6% per annum.
Also, we borrowed $1.8 million from DNI for capital investment in February 2016, which amount was outstanding as of September 30, 2018. This loan matures in July 2019 and bears interest at a rate of 4.6% per annum, payable annually.
On March 21, 2018, DNS borrowed $5.8 million from DNI, of which $4.5 million was repaid on August 8, 2018. As of September 30, 2018, $1.3 million remained outstanding. The loan bears interest at a rate of 4.6% and matures on June 27, 2019, and is secured by certain accounts receivable of DNS Korea.
Interest expense on these related-party borrowings was $0.1 million and $0.3 million in the three and nine months ended September 30, 2018.

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
Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of September 30, 2018, one customer represented 12% of net accounts receivable, respectively, and receivables from customers in countries other than the United States represented 89% of net accounts receivable. Additionally, Dasan Networks Japan has factoring arrangements in relation to certain accounts receivable with certain financial institutions as of September 30, 2018. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

Contractual Commitments and Off-Balance Sheet Arrangements
At September 30, 2018, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2018	2019	2020	2021	2022	Thereafter
Operating leases	$21,816	$1,053	$4,088	$2,998	$2,590	$2,664	$8,423
Purchase commitments	2,403	2,403	—	—	—	—	—
Short-term debt - bank and trade facilities	34,171	34,171	—	—	—	—	—
Short-term debt - related party	3,148	3,148	—	—	—	—	—
Long-term debt -related party	5,000	—		—	5,000	—	—
Other payable - related party	1,859	1,859	—	—	—	—	—
Royalty obligations	250	250	—	—	—	—	—
Total future contractual commitments	$68,647	$42,884	$4,088	$2,998	$7,590	$2,664	$8,423
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
Purchase Commitments
The purchase commitments shown above represent non-cancellable inventory purchase commitments as of September 30, 2018.
Short-term Debt
Our short-term debt obligations have been recorded as liabilities on our balance sheet, and are comprised of $28.2 million in outstanding borrowings under the credit facilities of our foreign subsidiaries and $6.0 million in outstanding borrowings under the WFB Facility as of September 30, 2018. The amount shown above represents scheduled principal repayments under the facilities, but not the associated interest payments which may vary based on changes in market interest rates. Subsequent to the end of the quarter, we repaid $6.0 million in borrowings under our WFB Facility. At September 30, 2018, the interest rate per annum applicable to outstanding borrowings under the trade facilities of our foreign subsidiaries ranged from 1.3% to 6.8% and was 4.4% under the WFB Facility. See above under "Cash Management" for further information about these facilities.

Related-Party Debt
As of September 30, 2018, we had borrowed an aggregate of $8.1 million from DNI, which consisted of a $5.0 million unsecured subordinated term loan facility which matures in September 2021, a $1.8 million loan for capital investment which matures in July 2019 and a secured loan outstanding of $1.3 million which matures in June 27, 2019. All three loans bear interest at a rate of 4.6% per annum.
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
For the three and nine months ended September 30, 2018, one customer each accounted for 11% of net revenue, respectively. For the three months ended September 30, 2017, two customers represented 10% and 9% (a related party) of net revenue, respectively. For the nine months ended September 30, 2017, two customers each represented 9% of net revenue (one of which was a related party).
As of September 30, 2018, one customer represented 12% of net accounts receivable. As of December 31, 2017, two customers represented 20% (a related party) and 11% of net accounts receivable, respectively.
As of September 30, 2018 and December 31, 2017, receivables from customers in countries other than the United States represented 89% and 84%, of net accounts receivable, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our variable rate outstanding debt. As of September 30, 2018, our outstanding short-term debt balance was $37.3 million, which consisted of principal amount of borrowings under the short-term credit facilities of our foreign subsidiaries, DNI and the WFB Facility (all of which bear interest at a variable rate). Amounts borrowed under our short-term credit facilities bore interest ranging from 1.3% to 6.82% as of September 30, 2018 and amounts borrowed under the WFB Facility bore interest at 4.4%. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 1% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.3 million. As of September 30, 2018, our outstanding long-term debt balance was $5.0 million and consisted of loans from DNI and its affiliates (which bear interest at fixed rates).
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
We have performed a sensitivity analysis as of September 30, 2018 using a modeling technique that measures the impact on the balance sheet arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of approximately $3.0 million at September 30, 2018. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

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
As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this report. The evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting that existed as of December 31, 2017 and that have not yet been fully remediated, as described below, our disclosure controls and procedures were not effective as of September 30, 2018.
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
In light of the material weakness described above and based on the criteria set forth in Internal Control —Integrated Framework (2013) issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO), our management concluded that our internal control over financial reporting was not effective as of December 31, 2017.
As of the date of this report, we are continuing to re-assess the design of our internal controls over financial reporting and to modify processes related to the accounting for significant and unusual transactions, as well as enhancing monitoring and oversight controls in the application of relevant accounting guidance related to such transactions. In connection therewith, we have hired various accounting, operational and financial planning and analysis resources, we have begun designing and implementing additional processes and controls and we are in the early stages of formalizing our project plan and updating the documentation of our business process flows and related internal control over financial reporting. We anticipate that we will continue to hire additional accounting personnel with relevant skills, training and experience, and conduct further training of accounting and finance personnel.
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

Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes to the risk factors we previously disclosed in our filings, including the Form 10-K filed for the year ended December 31, 2017 with the SEC. The risks described in our Annual Report on Form 10-K, however, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
We may need or want to raise or access additional funds to fund our ongoing operations and to complete the Keymile acquisition and these funds may not be available to us when we need them. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.
We need sufficient capital to fund our ongoing operations and to complete the Keymile acquisition. Our ability to meet our obligations will depend on our ability to access funds approved under existing or new credit facilities and or our ability to raise additional capital through sales of our common stock to the public. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially and adversely affected.
We face exposure to foreign currency exchange rate fluctuations.
We currently operate a limited hedging program to mitigate the impact of foreign currency exchange rate fluctuations. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign currency exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments, which could adversely affect our financial condition and operating results.

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Rules 13a-14(a)/15d-14(a), as Adopted, Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Rules 13a14(a)/15d-14(a), as Adopted, Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the retirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DASAN ZHONE SOLUTIONS, INC.

Date: November 8, 2018
	By:	/s/ IL YUNG KIM
	Name:	Il Yung Kim
	Title:	President and Chief Executive Officer

	By:	/s/ MICHAEL GOLOMB
	Name:	Michael Golomb
	Title:	Chief Financial Officer, Corporate Treasurer and Secretary