Form 10-Q
period 2019-06-30
DASAN ZHONE SOLUTIONS INC
filed 2019-08-14
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 12, 2019, there were 21,386,231 shares outstanding of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$56,421	$27,709
Restricted cash	8,364	7,003
Accounts receivable, net
Third parties	88,372	71,034
Related parties	—	583
Other receivables
Suppliers and others	8,115	12,923
Related parties	17	65
Contract assets	17,093	11,381
Inventories	43,306	33,868
Prepaid expenses and other current assets	4,857	4,185
Total current assets	226,545	168,751
Property, plant and equipment, net	6,173	5,518
Right-of-use assets from operating leases	20,310	—
Goodwill	3,977	3,977
Intangible assets, net	15,831	5,649
Deferred tax assets	2,175	2,752
Long-term restricted cash	572	936
Other assets	4,345	2,424
Total assets	$279,928	$190,007
Liabilities, Stockholders’ Equity and Non-controlling Interest
Current liabilities:
Accounts payable - trade
Third parties	$42,394	$36,865
Related parties	98	1,743
Short-term debt - bank and trade facilities	28,867	31,762
Other payables
Third parties	2,454	1,792
Related parties	1,586	1,281
Contract liabilities - current	3,365	8,511
Operating lease liabilities - current	3,892	—
Accrued and other liabilities	10,347	11,517
Total current liabilities	93,003	93,471
Long-term debt
Bank and trade facilities	20,866	—
Related party	9,097	14,142
Contract liabilities - non-current	2,467	1,801
Deferred tax liabilities	1,064	—
Operating lease liabilities - non-current	17,542	—
Pension liabilities	13,625	—
Other long-term liabilities	1,715	2,739
Total liabilities	159,379	112,153
Commitments and contingencies (Note 15)
Stockholders’ equity and non-controlling interest:
Common stock, authorized 36,000 shares, 21,380 and 16,587 shares outstanding as of June 30, 2019 and December 31, 2018, respectively, at $0.001 par value	21	16
Additional paid-in capital	137,805	93,192
Accumulated other comprehensive loss	(3,064)	(192)
Accumulated deficit	(15,007)	(15,777)
Total stockholders’ equity	119,755	77,239
Non-controlling interest	794	615
Total stockholders’ equity and non-controlling interest	120,549	77,854
Total liabilities, stockholders’ equity and non-controlling interest	$279,928	$190,007

See accompanying notes to unaudited condensed consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenue:
Third parties	$82,790	$75,187	$156,115	$133,093
Related parties	874	1,070	1,638	2,668
Total net revenue	83,664	76,257	157,753	135,761
Cost of revenue:
Products and services - third parties	54,855	52,150	103,050	88,356
Products and services - related parties	621	789	1,237	2,199
Amortization of intangible assets	406	153	814	306
Total cost of revenue	55,882	53,092	105,101	90,861
Gross profit	27,782	23,165	52,652	44,900
Operating expenses:
Research and product development	9,430	8,714	19,614	17,691
Selling, marketing, general and administrative	14,929	11,712	29,968	24,106
Amortization of intangible assets	470	131	942	262
Total operating expenses	24,829	20,557	50,524	42,059
Operating income	2,953	2,608	2,128	2,841
Interest income	62	75	150	161
Interest expense	(1,244)	(560)	(2,115)	(883)
Other income (loss), net	1,345	(427)	1,573	(287)
Income before income taxes	3,116	1,696	1,736	1,832
Income tax provision	732	341	809	336
Net income	2,384	1,355	927	1,496
Net income (loss) attributable to non-controlling interest	(24)	(61)	157	(27)
Net income attributable to DASAN Zhone Solutions, Inc.	$2,408	$1,416	$770	$1,523

Foreign currency translation adjustments	(573)	(2,548)	(1,697)	(2,230)
Actuarial loss	(1,153)	—	(1,153)	—
Comprehensive income (loss)	658	(1,193)	(1,923)	(734)
Comprehensive income (loss) attributable to non- controlling interest	(2)	(83)	178	(19)
Comprehensive income (loss) attributable to DASAN Zhone Solutions, Inc.	$660	$(1,110)	$(2,101)	$(715)

Net income per share attributable to DASAN Zhone Solutions, Inc.
Basic	$0.13	$0.09	$0.04	$0.09
Diluted	$0.13	$0.08	$0.04	$0.09
Weighted average shares outstanding used to compute basic net income per share	18,166	16,438	17,384	16,425
Weighted average shares outstanding used to compute diluted net income per share	18,482	16,672	17,710	16,645

See accompanying notes to unaudited condensed consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity and Non-Controlling Interest

(In thousands, except per share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'	Non- controlling	Total stockholders' equity and non- controlling
	Shares	Amount	capital	income (loss)	deficit	equity	interest	interest
For the Six-Month Period Ended June 30, 2019:
Balance as of December 31, 2018	16,587	$16	$93,192	$(192)	$(15,777)	$77,239	$615	$77,854
Stock-based compensation	9	—	825	—	—	825	—	825
Net income (loss)	—	—	—	—	(1,638)	(1,638)	181	(1,457)
Other comprehensive loss	—	—	—	(1,124)	—	(1,124)	(1)	(1,125)
Balance as of March 31, 2019	16,596	16	94,017	(1,316)	(17,415)	75,302	795	76,097
Issuance of common stock in public offering, net of issuance costs	4,718	5	42,504	—	—	42,509	—	42,509
Exercise of stock options and restricted stock grant	55	—	473	—	—	473	—	473
Stock-based compensation	11	—	811	—	—	811	—	811
Net income (loss)	—	—	—	—	2,408	2,408	(24)	2,384
Other comprehensive income (loss)	—	—	—	(1,748)	—	(1,748)	23	(1,725)
Balance as of June 30, 2019	21,380	$21	$137,805	$(3,064)	$(15,007)	$119,755	$794	$120,549

For the Six-Month Period Ended June 30, 2018:
Balance as of December 31, 2017	16,410	$16	$90,198	$1,871	$(18,852)	$73,233	$534	$73,767
ASC 606 opening balance adjustment	—	—	—	—	342	342	—	342
Exercise of stock options and restricted stock grant	21	—	111	—	—	111	—	111
Stock-based compensation	—	—	363	—	—	363	—	363
Net income	—	—	—	—	107	107	34	141
Other comprehensive income	—	—	—	257	—	257	30	287
Balance as of March 31, 2018	16,431	16	90,672	2,128	(18,403)	74,413	598	75,011
ASC 606 opening balance adjustment	—	—	—	—	(1)	(1)	—	(1)
Exercise of stock options and restricted stock grant	19	—	77	—	—	77	—	77
Stock-based compensation	—	—	377	—	—	377	—	377
Net income (loss)	—	—	—	—	1,416	1,416	(61)	1,355
Other comprehensive loss	—	—	—	(2,527)	—	(2,527)	(22)	(2,549)
Balance as of June 30, 2018	16,450	$16	$91,126	$(399)	$(16,988)	$73,755	$515	$74,270

See accompanying notes to unaudited condensed consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$927	$1,496
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,767	1,381
Amortization of deferred financing costs	264	—
Bargain purchase gain on acquisition	(334)	—
Stock-based compensation	1,636	740
Provision for inventory write-down	1,569	411
Allowance for doubtful accounts	114	—
Provision for sales returns	374	—
Unrealized gain on foreign currency transactions	(1,117)	(141)
Deferred taxes	479	(82)
Changes in operating assets and liabilities:
Accounts receivable	(11,643)	(17,198)
Contract assets	(8,236)	(1,645)
Inventories	(1,543)	(14,641)
Prepaid expenses and other assets	262	219
Accounts payable	6,905	18,498
Contract liabilities	(4,730)	—
Accrued and other liabilities	(3,528)	(4,448)
Net cash used in operating activities	(15,834)	(15,410)
Cash flows from investing activities:
Purchases of property, plant and equipment	(811)	(414)
Acquisition of business, net of cash acquired	(4,697)	—
Net cash used in investing activities	(5,508)	(414)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	42,509	—
Proceeds from short-term borrowings and line of credit	22,327	44,368
Repayments of short-term borrowings and line of credit	(31,262)	(26,455)
Proceeds from long-term borrowings	25,000	—
Repayments of long-term borrowings	(625)	—
Proceeds from related party term loan	—	6,064
Repayments of related party term loan	(5,000)	—
Deferred financing costs	(1,992)	—
Proceeds from exercise of stock options	473	188
Net cash provided by financing activities	51,430	24,165
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(379)	(883)
Net increase in cash and cash equivalents and restricted cash	29,709	7,458
Cash and cash equivalents and restricted cash at beginning of period	35,648	31,412
Cash and cash equivalents and restricted cash at end of period	$65,357	$38,870
Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	$56,421	$27,308
Restricted cash	8,364	10,426
Long-term restricted cash	572	1,136
	$65,357	$38,870

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies
(a)	Description of Business

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

The Company is headquartered in Oakland, California with flexible in-house production facilities in Seminole, Florida and Hanover, Germany (acquired as part of the Keymile Acquisition (defined below) in January 2019), and contract manufacturers located in China, India, Korea and Vietnam. The Company also maintains offices to provide sales and customer support at global locations.

(b)	DNI Ownership

As of June 30, 2019, DNI owned approximately 44.4% of the outstanding shares of the Company's common stock.  As a result, DNI is able to significantly influence corporate and management policies and the outcome of any corporate transaction or other matter submitted to the Company’s stockholders for approval. Such transactions may include mergers and acquisitions, sales of all or some of the Company’s assets or purchases of assets, and other significant corporate transactions.  The interests of DNI may not coincide with the interests of the Company's other stockholders or with holders of the Company's indebtedness.  See Note 10, Note 11 and Note 15 to the unaudited condensed consolidated financial statements for additional information.

(c)	Basis of Presentation

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

The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.  All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on March 12, 2019.

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

(e)	Reclassifications

For the three and six months ended June 30, 2018, certain previously reported statement of comprehensive income (loss) and statement of cash flows amounts have been adjusted for certain immaterial reclassifications to correctly reflect: (i) cost of products and services to related parties; and (ii) changes in accounts receivable and contract assets.

(f)	Revenue

The following table presents the revenues by source (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue by source:
Products	$78,861	$73,317	$148,443	$130,043
Services	4,803	2,940	9,310	5,718
Total	$83,664	$76,257	$157,753	$135,761

The following summarizes required disclosures about geographical concentrations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue by geography:
United States	$9,753	$13,630	$19,331	$30,179
Canada	965	1,321	1,888	2,293
Total North America	10,718	14,951	21,219	32,472
Latin America	5,971	7,312	12,556	15,269
Europe, Middle East, Africa	25,177	9,475	43,591	16,963
Korea	18,954	19,111	34,805	31,235
Other Asia Pacific	22,844	25,408	45,582	39,822
Total International	72,946	61,306	136,534	103,289
Total	$83,664	$76,257	$157,753	$135,761

(g)	Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents which totaled $56.4 million at June 30, 2019, including $9.7 million held by its international subsidiaries.  Cash and cash equivalents consist principally of financial deposits and money market accounts that are principally held with various domestic and international financial institutions with high credit standing.

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts.

For the three months ended June 30, 2019, one customer accounted for 12% of net revenue. For the six months ended June 30, 2019, no single customer accounted for 10% or more of net revenue.  For the three and six months ended June 30, 2018, one customer accounted for 22% and 15% of net revenue, respectively.

As of June 30, 2019, one customer represented 14% of net accounts receivable. As of December 31, 2018, two customers represented 11% and 10% of net accounts receivable, respectively.

As of June 30, 2019 and December 31, 2018, receivables from customers in countries other than the United States represented 93% and 88%, respectively, of net accounts receivable.

(h)	Business Combination

The Company allocates the fair value of purchase consideration to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets and certain tangible assets such as inventory.

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

Recent Accounting Pronouncements Adopted

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases as modified subsequently by ASUs 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (“ASC 842”), which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. ASC 842 requires that lease arrangements longer than 12 months’ result in an entity recognizing an asset and liability, with respect to such lease arrangement, among other changes.

The Company adopted the new standard on January 1, 2019, the first day of fiscal 2019, using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to retained earnings as of January 1, 2019 as a result of this adoption. ASC 842 sets out the principles for the recognition, measurement, presentation and disclosure of leases.

The Company has elected to use a certain package of practical expedients permitted under the transition guidance within ASC 842. Those practical expedients are as follows:

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

Adoption of ASC 842 resulted in the balance sheet recognition of right of use assets and lease liabilities of approximately $22.5 million as of January 1, 2019. Adoption of ASC 842 did not materially impact the Company’s unaudited condensed consolidated statements of comprehensive income (loss) and cash flows. See Note 14 in the notes to unaudited condensed consolidated financial statements.

Income Tax Effects within Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”). The adoption of this standard on January 1, 2019 did not have a material impact on the Company’s condensed consolidated financial statements, since the Company did not elect to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost. The ASU requires the Company to disaggregate the service cost component from the other components of net periodic benefit costs and requires the Company to present the other components of net periodic benefit cost in other income, net. The standard is effective for annual and interim periods beginning after December 31, 2017, and retrospective application is required. The Company adopted this guidance during the first quarter of 2019 without any retrospective adjustments since the underlying pension obligations were acquired through the Keymile Acquisition in 2019. The interest cost, which is the only component of net periodic post-retirement cost, is recognized in Other income (loss), net in the condensed consolidated statement of comprehensive income (loss).

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

On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. The updated guidance is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the potential impact of adopting this new guidance on its consolidated financial statements.

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

The allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to refinement, within the measurement period (up to one year from the Acquisition Date). Measurement period adjustments, with the corresponding adjustment to the bargain purchase gain, will be recorded in the reporting period in which the adjustment to the provisional amounts are determined based upon the final valuation.

The aggregate cash purchase price paid for all of the shares of Keymile and certain of its subsidiaries, was €10,250,000 (approximately $11.8 million), subject to adjustment for the lockbox mechanism described below. The Company also assumed pension obligations of approximately $12.7 million, net of pension assets of $3.5 million. Following the closing of the Keymile Acquisition, Keymile became the Company’s wholly owned subsidiary. The Keymile Acquisition agreement also provided for a lockbox mechanism such that normal operations were observed by Keymile management and any excess cash flows generated from operating activities for the period from October 1, 2018 to December 31, 2018 remained with Keymile following the closing, with the Company as the beneficiary, as the purchaser of Keymile. At December 31, 2018, cash received from the lockbox mechanism amounted to $2.5 million.

On October 1, 2018, as a condition for the Keymile Acquisition, Riverside extended a €4.0 million ($4.5 million, which represents the cash and cash equivalents and short-term debt, in the “Allocation of Purchase Consideration” table below) working capital loan to Keymile. The working capital loan bears interest at a rate of 3.5% per annum and is scheduled for repayment in two equal installments in April and November 2019. The first payment of €2.0 million ($2.2 million) was made in April 2019 and the balance is due in November 2019.  As of June 30, 2019, the outstanding balance under this working capital loan was €2.0 million ($2.3 million).

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

The following summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the Keymile Acquisition (in thousands):

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

The purchase price allocation resulted in the recognition of a gain on bargain purchase of approximately $0.3 million, which was included in the unaudited condensed consolidated statements of comprehensive income (loss) for the six months ended June 30, 2019. The gain on bargain purchase was the result of the fair value of the identifiable net assets acquired exceeding the purchase price paid for the Keymile Acquisition which was reduced by the lockbox mechanism.

The estimated weighted average useful lives of the acquired property, plant and equipment is 5 years. Depreciation is calculated using the straight-line method.

The following table represents the preliminary estimated fair value and useful lives of identifiable intangible assets acquired:

	Estimated Fair Value (in thousands)	Estimated Useful Life
Intangible assets acquired
Customer relationships	$3,667	5 years
Trade name	3,208	5 years
Technology - developed core	5,155	5 years
Total intangible assets	$12,030

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

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Pro forma net revenues	$87,381	$157,216
Pro forma net income attributable to DASAN Zhone Solutions, Inc.	1,775	2,159

(3)	Fair Value Measurement

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

The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet as of June 30, 2019 and the consolidated balance sheet as of December 31, 2018, but require disclosure of their fair values: cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable, accrued liabilities, lease liabilities and debt.  The carrying values of financial instruments such as cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The carrying value of the Company's lease liabilities and debt approximates their fair values based on the current rates available to the Company for debt of similar terms and maturities.

(4)	Cash, Cash Equivalents and Restricted Cash

As of June 30, 2019 and December 31, 2018, the Company's cash and cash equivalents consisted principally of financial deposits and money market accounts that are principally held with various domestic and international financial institutions with high credit standing. Restricted cash consisted primarily of cash restricted for performance bonds, warranty bonds and collateral for borrowings.

(5)	Balance Sheet Details

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Gross accounts receivable	$88,725	$71,945
Less: allowance for doubtful accounts	(353)	(328)
Total accounts receivable, net	$88,372	$71,617

Inventories consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$17,723	$15,688
Work in process	3,174	2,429
Finished goods	22,409	15,751
Total inventories	$43,306	$33,868

Inventories provided as collateral for borrowings from Export-Import Bank of Korea amounted to $8.1 million and $9.5 million as of June 30, 2019 and December 31, 2018, respectively.

(6)	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Furniture and fixtures	$10,232	$8,029
Machinery and equipment	2,380	3,553
Leasehold improvements	4,039	3,715
Computers and software	1,154	922
Other	751	982
	18,556	17,201
Less: accumulated depreciation and amortization	(12,062)	(11,271)
Less: government grants	(321)	(412)
Total property and equipment, net	$6,173	$5,518

Depreciation expense associated with property and equipment for the three and six months ended June 30, 2019 was $0.5 million and $1.0 million, respectively. Depreciation expense for the three and six months ended June 30, 2018 was $0.4 million and $0.8 million, respectively.

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

(7)	Goodwill and Intangible Assets

Goodwill was as follows (in thousands):

	June 30, 2019	December 31, 2018
Gross carrying amount	$3,977	$3,977
Less: accumulated impairment	—	—
Net	$3,977	$3,977

The Company did not recognize impairment loss on goodwill during the six months ended June 30, 2019 or 2018.

Intangible assets consisted of the following (in thousands):

	June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$8,179	$(2,246)	$5,933
Customer relationships	8,880	(1,849)	7,031
Trade name	3,185	(318)	2,867
Total intangible assets, net	$20,244	$(4,413)	$15,831

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$3,060	$(1,428)	$1,632
Customer relationships	5,240	(1,223)	4,017
Total intangible assets, net	$8,300	$(2,651)	$5,649

Intangible assets as of June 30, 2019 include the customer relationships, trade name and developed technology acquired through the Keymile Acquisition (see Note 2) as well as previously acquired intangible assets.

Amortization expense associated with intangible assets for the three and six months ended June 30, 2019 was $0.9 million and $1.8 million, respectively. Amortization expense for the three and six months ended June 30, 2018 was $0.3 million and $0.6 million, respectively.

The following table presents the future amortization expense of the Company’s intangible assets as of June 30, 2019 (in thousands):

Remainder of 2019	$1,762
2020	3,525
2021	3,321
2022	2,913
2023	2,913
Thereafter	1,397
Total	$15,831

Weighted average remaining life:
Developed technology	3.98 years
Customer relationships	5.92 years
Trade name	4.50 years

(8)	Debt

The following tables summarize the Company’s debt (in thousands):

	As of June 30, 2019
	Short-term	Long-term	Total
PNC Bank Facility	$2,500	$21,875	$24,375
PNC Revolving Line of Credit	4,394	—	4,394
Working Capital Loan	2,275	—	2,275
Bank and Trade Facilities - Foreign Operations	20,417	—	20,417
Related Party	—	9,097	9,097
	$29,586	$30,972	$60,558
Less: unamortized deferred financing costs on the PNC Bank Facility	(719)	(1,009)	(1,728)
	$28,867	$29,963	$58,830

	As of December 31, 2018
	Short-term	Long-term	Total
Wells Fargo Bank Facility	$7,000	—	$7,000
Bank and Trade Facilities - Foreign Operations	24,762	—	24,762
Related Party	—	14,142	14,142
	$31,762	$14,142	$45,904

PNC Bank Facility

On February 27, 2019, the Company and ZTI (collectively, the “Borrowers”), and certain direct and indirect subsidiaries of the Borrowers, as guarantors, entered into a Revolving Credit, Term Loan, Guaranty and Security Agreement (the “Domestic Credit Agreement”) and an Export-Import Revolving Credit, Guaranty and Security Agreement (the “Ex-Im Credit Agreement,” and together with the Domestic Credit Agreement, the “Credit Agreements”), in each case with PNC Bank, National Association (“PNC”) and Citibank, N.A. as lenders, and PNC as agent for the lenders (the “PNC Facility”), which replaced the Company’s former senior secured credit facilities with Wells Fargo Bank (the “Former WFB Facility”).

The Credit Agreements provide for a $25.0 million term loan and a $15.0 million revolving line of credit (including sub-facilities for export-import transactions, letters of credit and swing loans).  The amount the Company is able to borrow on the revolving line of credit at any time is based on eligible accounts receivable and other conditions, less certain reserves. Borrowings under the PNC Facility bear interest at the Company’s option, at either (i) a base rate equal to the highest of the federal funds rate plus 0.50%, PNC’s prime rate, or the daily LIBOR rate plus 1.00%, or (ii) the LIBOR rate for the applicable interest period, subject to a floor of 1.00% (with respect to the term loans only), plus in each case, an applicable margin.  The applicable margin for term loans is 5.00% for base rate loans and 6.00% for LIBOR rate loans, and the applicable margin for borrowings under the revolving line of credit is 1.50% for base rate loans and 2.50% for LIBOR rate loans.

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

The Credit Agreements contain certain covenants, limitations, and conditions with respect to the Borrowers and their subsidiaries, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum liquidity covenant, as well as financial reporting obligations, and customary events of default. If an event of default occurs, the agent and lenders will be entitled to take various actions, including requiring the immediate repayment of all outstanding amounts under the Credit Agreements, terminating commitments to make additional advances and selling the assets of the Borrowers and their subsidiary guarantors to satisfy the obligations under the Credit Agreements. The Company was in compliance with the covenants under the Credit Agreements as of June 30, 2019.

As of June 30, 2019, the Company had $24.4 million in outstanding term loan borrowings under its PNC Facility, and $4.4 million in outstanding borrowings under the revolving line of credit. The interest rate on the term loan and revolving line of credit was 8.44% and 7.00%, respectively, at June 30, 2019. Deferred financing costs of $1.7 million as of June 30, 2019 has been netted against the aggregate principal amount of the PNC term loan in the unaudited condensed consolidated balance sheet as of June 30, 2019. On July 2, 2019, the $4.4 million in outstanding borrowings under the revolving line of credit was repaid in full.

Former Wells Fargo Bank Facility

On February 27, 2019, in connection with the entry into the PNC Facility, the Company repaid $1.5 million in principal amount of outstanding borrowings plus accrued interest and fees under the Former WFB Facility and cash collateralized $3.6 million in outstanding letters of credit under the Former WFB Facility and terminated the Former WFB Facility.

Working Capital Loan

On October 1, 2018, as a condition for the Keymile Acquisition, Riverside, the former stockholder of Keymile, extended a €4.0 million ($4.5 million) working capital loan to Keymile. The working capital loan bears interest at a rate of 3.5% per annum and is scheduled for repayment in two equal installments.  The first payment of €2.0 million ($2.2 million) was made in April 2019 and the balance is due in November 2019.  As of June 30, 2019, the outstanding balance under this working capital loan was €2.0 million ($2.3 million).

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

As of June 30, 2019 and December 31, 2018, the Company had an aggregate outstanding balance of $20.4 million and $24.8 million, respectively, under such financing arrangements. The maturity dates and interest rates per annum applicable to outstanding borrowings under these financing arrangements are listed in the tables below (amount in thousands).

		As of June 30, 2019
		Maturity Date	Denomination	Interest rate (%)	Amount
Industrial Bank of Korea	Credit facility	08/06/2019 ~ 11/12/2019	USD	5.30 ~ 5.50	$2,972
NongHyup Bank	Credit facility	07/02/2019 ~ 11/07/2019	USD	4.05 ~ 4.20	3,361
The Export-Import Bank of Korea	Export development loan	7/1/2019 *	KRW	3.44	5,316
Korea Development Bank	General loan	8/8/2019	KRW	3.48	4,322
Korea Development Bank	Credit facility	07/08/2019 ~ 10/24/2019	USD	3.35 ~ 3.95	2,717
LGUPlus	General loan	6/17/2020	KRW	0	1,729
					$20,417

*	On July 1, 2019, the maturity date of the export development loan from The Export-Import Bank of Korea was extended to July 1, 2020.

As of June 30, 2019, the Company had $9.1 million in outstanding borrowings and $1.3 million committed as security for letters of credit under the Company's $19.0 million credit facilities with certain foreign banks.

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

The following key actuarial assumptions were made in determining the benefit obligation:

June 30, 2019
Discount rate	1.20%
Rate of pension increase	1.70%
Retirement age	63-67 years

As of June 30, 2019, the Company’s employee benefit obligations under the defined benefit plans is approximately $13.6 million, net of pension assets of $3.5 million which is under a reinsurance contract policy.  During the three and six months ended June 30, 2019, the Company made no cash contributions to the defined benefit plans.

(10)	Non-Controlling Interests

Non-controlling interests were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Beginning non-controlling interests	$615	$534
Net income (loss) attributable to non-controlling interests	157	(27)
Foreign currency translation adjustments (OCI)	22	8
Ending non-controlling interests	$794	$515

(11)	Related-Party Transactions

Related-Party Debt

In connection with the Merger, on September 9, 2016, the Company entered into a loan agreement with DNI for a $5.0 million unsecured subordinated term loan facility. The term loan was scheduled to mature in September 2021 and was pre-payable at any time by the Company without premium or penalty. The interest rate under this facility was 4.6% per annum.  In February 2019, the Company repaid the term loan in full plus accrued interest in connection with the entry into the PNC Facility, thereby terminating the loan agreement.

In February 2016, DNS borrowed $1.8 million from DNI for capital investment, which amount was outstanding as of June 30, 2019, with an interest rate of 4.6% per annum. On February 27, 2019, in connection with the entry into the PNC Facility, the Company amended the terms of this loan to extend the repayment date to May 27, 2022.

On December 27, 2018, the Company entered into a loan agreement with DNI, for a $6.0 million term loan, which amount was outstanding as of June 30, 2019 with an interest rate of 4.6% per annum.  On February 27, 2019, in connection with the entry into the PNC Facility, the Company amended the terms of the term loan to extend the repayment date to May 27, 2022 and to terminate any security granted to DNI with respect to such term loan.

In March 2018, Dasan Network Solutions, Inc., a subsidiary of the Company incorporated under the laws of Korea (“DNS Korea”) borrowed KRW6.5 billion ($5.8 million) from DNI, of which KRW5.0 billion ($4.5 million) was repaid on August 8, 2018. As of June 30, 2019, KRW1.5 billion ($1.3 million) remained outstanding. The loan bears interest at a rate of 4.6%, and is secured by certain accounts receivable of DNS Korea. On February 27, 2019, in connection with the entry into the PNC Facility, the Company amended the terms of this loan to extend the repayment date to May 27, 2022.

The modifications resulting from the amendments described above were limited to the extension of the maturity dates and removal of the collateral on the outstanding term loans with DNI.  There were no fees paid to DNI or external costs otherwise incurred in connection with these modifications.  Interest expense on these related-party borrowings for the three and six months ended June 30, 2019 was $0.1 million and $0.2 million, respectively. Interest expense for the three and six months ended June 30, 2018 was $0.1 million and $0.2 million, respectively.

Other Related-Party Transactions

Sales and purchases (included in manufacturing (cost of revenue)), cost of revenue, research and product development, selling, marketing, general and administrative, interest expense and other expenses to and from related parties were as follows (in thousands):

		Three Months Ended June 30, 2019
Counterparty	DNI ownership interest	Sales	Cost of revenue	Manufacturing (cost of revenue)	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	N/A	$874	$621	$—	$—	$1,020	$104	$82
Tomato Soft Ltd.	100%	—	—	29	—	—	—	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	134	—	—	—
Chasan Networks Co., Ltd.	100%	—	—	280	18	—	—	—
J-Mobile Corporation	90.47%	—	—	—	—	—	—	—
		$874	$621	$309	$152	$1,020	$104	$82

		Three Months Ended June 30, 2018
Counterparty	DNI ownership interest	Sales	Cost of revenue	Manufacturing (cost of revenue)	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	N/A	$962	$750	$—	$—	$1,144	$145	$79
Tomato Soft Ltd.	100%	—	—	38	—	—	—	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	123	—	—	—
Chasan Networks Co., Ltd.	100%	—	—	268	18	—	—	—
Dasan France	100%	—	—	—	—	—	—	—
HANDYSOFT, Inc.	17.63%	108	39	—	—	2	—	—
		$1,070	$789	$306	$141	$1,146	$145	$79

		Six Months Ended June 30, 2019
Counterparty	DNI ownership interest	Sales	Cost of revenue	Manufacturing (cost of revenue)	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	N/A	$1,596	$1,156	$—	$—	$2,018	$245	$171
Tomato Soft Ltd.	100%	—	—	59	—	—	—	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	255	—	—	—
Chasan Networks Co., Ltd.	100%	—	—	558	39	—	—	161
J-Mobile Corporation	90.47%	42	81	—	—	—	—	—
		$1,638	$1,237	$617	$294	$2,018	$245	$332

		Six Months Ended June 30, 2018
Counterparty	DNI ownership interest	Sales	Cost of revenue	Manufacturing (cost of revenue)	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	N/A	$2,210	$1,873	$—	$—	$2,166	$224	$145
Tomato Soft Ltd.	100%	—	—	57	—	—	—	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	10	277	—	—	—
Chasan Networks Co., Ltd.	100%	—	—	592	36	—	—	—
Dasan France	100%	202	177	—	—	—	—	—
HANDYSOFT, Inc.	17.63%	256	149	—	—	2	—	—
		$2,668	$2,199	$659	$313	$2,168	$224	$145

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

The Company has entered into an agreement with Tomato Soft Ltd., a wholly owned subsidiary of DNI, to provide sourcing and inspection services for the Company.  Under the agreement with Tomato Soft Ltd., the Company is charged a cost plus 7% fee for sourcing and inspection services.

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

The Company shares office and certain administrative functions with DNI and certain of DNI's subsidiaries.  Prior to the Merger, DNS, then a wholly owned subsidiary of DNI, shared human resources, treasury and other administrative support with DNI.  The Company entered into certain service sharing agreements with DNI and certain of its subsidiaries for continued use of the shared office space and shared administrative services.  Expenses related to rent and administrative services are allocated to the Company based on square footage occupied and headcount, respectively.

Other expenses to related parties represent expenses to DNI for its payment guarantees relating to the Company's borrowings.  See Note 15 for more information regarding such guarantees.  The Company pays DNI a guarantee fee which is calculated as 0.9% of the guaranteed amount.

Balances of Receivables and Payables with Related Parties

Balances of receivables and payables arising from sales and purchases of goods and services with related parties were as follows (in thousands):

		As of June 30, 2019
Counterparty	DNI ownership interest	Account receivables	Other receivables	Deposits for lease *	Long- term debt	Accounts payable	Other payables	Accrued and other liabilities**
DNI	N/A	$—	$13	$710	$9,097	$—	$1,534	$131
Tomato Soft Ltd.	100%	—	—	—	—	—	10	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	—	—	42	—
Chasan Networks Co., Ltd.	100%	—	—	—	—	98	—	—
Dasan France	100%	—	4	—	—	—	—	—
		$—	$17	$710	$9,097	$98	$1,586	$131

		As of December 31, 2018
Counterparty	DNI ownership interest	Account receivables	Other receivables	Deposits for lease*	Loan Payable	Accounts payable	Other payables	Accrued and other liabilities**
DNI	N/A	$—	$—	$735	$14,142	$1,000	$1,231	$169
Tomato Soft Ltd.	100%	—	—	—	—	—	9	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	—	—	41	—
Dasan France	100%	280	65	—	—	—	—	—
HANDYSOFT, Inc.	14.77%	303	—	—	—	654	—	—
Chasan Networks Co., Ltd.	100%	—	—	—	—	89	—	—
		$583	$65	$735	$14,142	$1,743	$1,281	$169

*	Included in other assets related to deposits for lease in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018.
**	Included in accrued and other liabilities in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018.
(12)	Common Stock

On May 20, 2019, the Company completed a public offering of 4,717,949 shares of its common stock, inclusive of 615,384 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock, at a price to the public of $9.75 per share.  All shares of common stock were sold by the Company. The total gross proceeds from the offering, before deducting underwriting discounts, commissions and offering expenses, were approximately $46.0 million.  After deducting the underwriters’ discount, commissions and other offering expenses, the net proceeds were approximately $42.5 million.

(13)	Net Income Per Share Attributable to DASAN Zhone Solutions, Inc.

Basic net income per share attributable to DASAN Zhone Solutions, Inc. is computed by dividing the net income attributable to DASAN Zhone Solutions, Inc. for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income per share attributable to DASAN Zhone Solutions, Inc. gives effect to common stock equivalents; however, potential common equivalent shares are excluded if their effect is antidilutive. Potential common equivalent shares are composed of incremental shares of common equivalent shares issuable upon the exercise of stock options and the vesting of restricted stock units.

The following table is a reconciliation of the numerator and denominator in the basic and diluted net income per share calculation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to DASAN Zhone Solutions, Inc.	$2,408	$1,416	$770	$1,523
Weighted average number of shares outstanding:
Basic	18,166	16,438	17,384	16,425
Effect of dilutive securities:
Stock options, restricted stock units and share awards	316	234	326	220
Diluted	18,482	16,672	17,710	16,645
Net income per share attributable to DASAN Zhone Solutions, Inc.:
Basic	$0.13	$0.09	$0.04	$0.09
Diluted	$0.13	$0.08	$0.04	$0.09

(14)	Leases

The Company leases certain properties and buildings (including manufacturing facilities, warehouses, and office spaces) and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists of operating leases which expire at various dates through 2027. At June 30, 2019, the Company had one outstanding finance lease.

The Company determines if an arrangement contains a lease at inception. The Company evaluates each service contract upon inception to determine whether it is, or contains, a lease. Such determination is made by applying judgment in evaluating each service contract within the context of the 5-step decision making process under ASC 842. The key concepts of the 5-step decision making process that the Company evaluated can be summarized as: (1) is there an identified physical asset; (2) does the Company have the right to substantially all the economic benefits from the asset throughout the contract period; (3) does the Company control how and for what purpose the asset is used; (4) does the Company operate the asset; and (5) did the Company design the asset in a way that predetermines how it will be used.

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

For the measurement and classification of its lease agreements, the Company groups lease and non-lease components into a single lease component for all underlying asset classes. Variable lease payments include payments for non-lease components of maintenance costs. The components of lease expense are as follows:

	Three Months Ended June 30, 2019 (in thousands)	Six Months Ended June 30, 2019 (in thousands)
Operating lease cost	$1,140	$2,263
Variable lease cost	162	326
Total net lease cost	$1,302	$2,589

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Three Months Ended June 30, 2019 (in thousands)	Six Months Ended June 30, 2019 (in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$1,319	$2,623
ROU assets obtained in exchange for operating lease obligations	$—	$—

The following table presents the lease balances within the Company’s condensed consolidated balance sheet, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases as of June 30, 2019 (in thousands):

Lease Assets and Liabilities
Assets:
Right-of-use assets from operating leases	$20,310

Liabilities:
Operating lease liabilities - current	$3,892
Operating lease liabilities - non-current	17,542
Total operating lease liabilities	$21,434

Weighted average remaining lease term	4.66 years
Weighted average discount rate	6.4%

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2019 (in thousands):

Remainder of 2019	$2,631
2020	4,381
2021	4,044
2022	3,863
2023	3,717
Thereafter	6,530
Total operating lease payments	$25,166
Less: imputed interest	(3,732)
Total operating lease liabilities	$21,434

As of December 31, 2018, the estimated future lease payments under non-cancelable operating leases as defined under the previous lease accounting guidance of ASC Topic 840, for the following five fiscal years and thereafter are as follows (in thousands):

Operating Leases
Year ending December 31:
2019	$4,100
2020	3,005
2021	2,590
2022	2,664
2023	2,494
Thereafter	5,929
Total minimum lease payments	$20,782

(15)	Commitments and Contingencies

Warranties

The Company accrues warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one to five years from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs included in accrued and other liabilities (in thousands):

	Six Months Ended June 30,
	2019	2018
Beginning balance	$1,319	$931
Assumed balance from Keymile	230	—
Charged to cost of revenue	233	728
Claims and settlements	(472)	(421)
Foreign exchange impact	3	9
Ending balance	$1,313	$1,247

Performance Bonds

In the normal course of operations, from time to time, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. As of June 30, 2019, the Company had $13.3 million of surety bonds guaranteed by third parties.

Purchase Commitments

The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding, net of reserve, was $3.3 million as of June 30, 2019.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue and is recorded in cost of revenue.

Payment Guarantees provided by Third Parties and DNI

The following table sets forth payment guarantees of the Company's indebtedness and other obligations as of June 30, 2019 (in thousands) that have been provided by third parties and DNI. DNI owns approximately 44.4% of the outstanding shares of the Company's common stock:

Guarantor	Amount Guaranteed (in thousands)	Description of Obligations Guaranteed
DNI	$8,400	Credit facility from Industrial Bank of Korea
DNI	2,075	Purchasing Card from Industrial Bank of Korea
DNI	8,400	Credit facility from Korea Development Bank
DNI	5,187	Borrowings from Korea Development Bank
DNI	6,000	Credit facility from NongHyup Bank
DNI	3,703	Borrowings from Export-Import Bank of Korea
DNI	1,660	Purchasing Card from Shinhan Bank
PNC Bank, N.A.	2,860	Letter of Credit
Seoul Guarantee Insurance Co.	5,454	Performance Bond, Warranty Bond, etc. (*)
Industrial Bank of Korea	3,493	Letter of Credit
Industrial Bank of Korea	2,435	Bank Guarantee
Korea Development Bank	3,476	Letter of Credit
NongHyup Bank	3,360	Letter of Credit
Woori Bank	2,462	Bank Guarantee
Shinhan Bank	2,384	Purchasing Card
AXA Insurance Company	180	Guarantee for flexible retirement program
Polska Agencja Zeglugi Powietrznej	117	Performance Bond, Warranty Bond, etc. (*)
	$61,646

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

(16)	Income Taxes

Income tax expense for the three and six months ended June 30, 2019 was approximately $0.7 million and $0.8 million, respectively, on pre-tax income of $3.1 million and $1.7 million, respectively.  Income tax expense for the three and six months ended June 30, 2018 was $0.3 million for each period, on pre-tax income of $1.7 million and $1.8 million, respectively.

For the three and six months ended June 30, 2019 and 2018, the effective income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in the United States and the mix of earnings generated by the Company’s wholly owned foreign subsidiaries.

The total amount of unrecognized tax benefits, including interest and penalties, at June 30, 2019 was $0.8 million. The amount of tax benefits that would impact the effective income tax rate, if recognized, is $0.1 million.  There were no significant changes to unrecognized tax benefits during the three and six months ended June 30, 2019 and 2018. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

(17)	Enterprise-Wide Information

The Company is a global provider of ultra-broadband network access solutions and communications platforms deployed by advanced Tier 1, 2 and 3 service providers and enterprise customers. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the Company unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure. The Company's property, plant and equipment, net of accumulated depreciation, were located in the following geographical areas (in thousands):

	June 30, 2019	December 31, 2018
United States	$2,810	$3,036
Korea	1,520	1,543
Japan and Vietnam	886	910
Taiwan and India	26	29
Germany	931	—
	$6,173	$5,518

(18)	Subsequent Events

Acquisition of HANDYSOFT, Inc.

On July 31, 2019, DASAN Network Solutions, Inc., a California corporation and a wholly owned subsidiary of the Company, entered into and consummated a Share Transfer Agreement with HANDYSOFT, Inc., a company duly registered under the laws of the Republic of Korea (“HANDYSOFT”), whereby HANDYSOFT sold all of its interest in DASAN Network Solutions JAPAN, Inc. in exchange for a cash payment of $950,000. Following the share transfer, DASAN Network Solutions JAPAN, Inc. became a wholly-owned, indirect subsidiary of the Company.

New Head Office Lease

On July 9, 2019, the Company entered into a lease agreement (the “Lease”) with Family Stations, Inc., a California corporation (“Lessor”).  The Lease covers approximately 16,500 square feet of space located at 1350 South Loop Road, Alameda, California (the “Premises”).  The Lease provides for a term of 63 months, commencing on November 1, 2019 (or such later date as contemplated by the Lease in the event Lessor is unable to tender possession of the Premises by such date), with a basic monthly rent ranging from $41,273 to $47,846 per month.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, unless the context suggests otherwise, the terms “DZS,” “we,” “our” and “us” refer to DASAN Zhone Solutions, Inc. and its subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate, and reflect the beliefs and assumptions of our management as of the date hereof. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs, margins or other financial items in future periods; anticipated growth and trends in our business or key markets; cost synergies, growth opportunities and other potential financial and operating benefits of our acquisitions, including our acquisition of Keymile GmbH (the “Keymile Acquisition”); future growth and revenues from our products; our ability to refinance or repay our existing indebtedness prior to the applicable maturity dates; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; market and foreign currency exchange rate risks associated with financial instruments; the impact of interest rate changes; anticipated obligations under our non-U.S. defined benefit pension plans; and other characterizations of future events or circumstances, and all other statements that are not statements of historical fact are forward-looking statements within the meaning of the Securities Act and the Exchange Act. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 12, 2019 and in our other filings with the Securities and Exchange Commission (the SEC). Our actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to realize the anticipated cost savings, synergies and other benefits of acquisitions, including the Keymile Acquisition and any integration risks relating to acquisitions, including the Keymile Acquisition; the ability to generate sufficient revenue to achieve or sustain profitability; material weaknesses or other deficiencies in our internal control over financial reporting; our ability to raise additional capital to fund existing and future operations or to refinance or repay our existing indebtedness; defects or other performance problems in our products; any economic slowdown in the telecommunications industry that restricts or delays the purchase of products by our customers; the loss of any of our large customers, a significant reduction in their spending, or a material change in their networking or procurement strategies; commercial acceptance of our products; intense competition in the communications equipment market from large equipment companies as well as private companies with products that address the same networks needs as our products; higher than anticipated expenses that we may incur; any failure to comply with the periodic filing and other requirements of The Nasdaq Stock Market for continued listing; fluctuations in foreign currency exchange rates; our ability to enforce our intellectual property rights; the initiation of any civil litigation, regulatory proceedings, government enforcement actions or other adverse effects relating to the Audit Committee investigation or errors in the consolidated financial statements of Zhone Technologies, Inc. and other factors identified elsewhere in this Quarterly Report on Form 10-Q and in our most recent reports on Forms 10-K  and 8-K. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

As of June 30, 2019, we employed over 800 personnel worldwide, of which approximately half are engineers or engaged in research and development.

On January 3, 2019, ZTI Merger Subsidiary III, Inc., a Delaware corporation and our wholly owned subsidiary (“ZTI”), acquired all of the outstanding shares of Keymile GmbH, a limited liability company organized under the laws of Germany (“Keymile”). The aggregate cash purchase price paid at closing for all of the shares of Keymile and certain of its subsidiaries was €10,250,000 (approximately $11.8 million), subject to a lockbox mechanism pursuant to which Keymile would retain excess cash flows generated from operating activities for the period from October 1, 2018 to December 31, 2018.  As a result of the lockbox, Keymile retained $2.5 million, resulting in an adjusted purchase price consideration of $9.3 million. We also assumed pension obligations of approximately $12.7 million, net of pension assets of $3.5 million. Following the closing of the acquisition, Keymile became our indirect, wholly-owned subsidiary.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our unaudited condensed consolidated financial Statements, refer to Note 1, Organization and Summary of Significant Accounting Policies, in the notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by Note 1, Organization and Summary of Significant Accounting Policies, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

We list in the table below the historical condensed consolidated statement of comprehensive income (loss) as a percentage of total net revenue for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenue:
Third parties	99%	99%	99%	98%
Related parties	1%	1%	1%	2%
Total net revenue	100%	100%	100%	100%
Cost of revenue:
Products and services - third parties	66%	68%	65%	65%
Products and services - related parties	1%	1%	1%	2%
Amortization of intangible assets	0%	0%	1%	0%
Total cost of revenue	67%	69%	67%	67%
Gross profit	33%	31%	33%	33%
Operating expenses:
Research and product development	11%	11%	12%	13%
Selling, marketing, general and administrative	18%	15%	19%	18%
Amortization of intangible assets	1%	0%	1%	0%
Total operating expenses	30%	26%	32%	31%
Operating income	3%	5%	1%	2%
Interest income	0%	0%	0%	0%
Interest expense	(1)%	(1)%	(1)%	(1)%
Other income (loss), net	2%	(1)%	1%	0%
Income before income taxes	4%	3%	1%	1%
Income tax provision	1%	0%	0%	0%
Net income	3%	3%	1%	1%
Net income (loss) attributable to non-controlling interest	0%	0%	0%	0%
Net income attributable to DASAN Zhone Solutions, Inc.	3%	3%	1%	1%

Foreign currency translation adjustments	(1)%	(2)%	(1)%	(2)%
Actuarial loss	(1)%	0%	(1)%	0%
Comprehensive income (loss)	1%	1%	(1)%	(1)%
Comprehensive income (loss) attributable to non-controlling interest	0%	0%	0%	0%
Comprehensive income (loss) attributable to DASAN Zhone Solutions, Inc.	1%	1%	(1)%	(1)%

Net Revenue

For the three months ended June 30, 2019, net revenue increased by 10% or $7.4 million to $83.7 million from $76.3 million for the same period last year. For the six months ended June 30, 2019, net revenue increased by 16% or $22.0 million to $157.8 million from $135.8 million for the same period last year. These increases were partly due to the Keymile Acquisition and increased product and services sales primarily in the Europe, Middle East and Africa (“EMEA”), Korea and Other Asia Pacific regions.

Information about our net revenue for products and services is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Increase	% change	2019	2018	Increase	% change
Products	$78.9	$73.4	$5.5	7%	$148.5	$130.1	$18.4	14%
Services	4.8	2.9	1.9	66%	9.3	5.7	3.6	63%
Total	$83.7	$76.3	$7.4	10%	$157.8	$135.8	$22.0	16%

For the three months ended June 30, 2019, product revenue increased by 7% or $5.5 million to $78.9 million from $73.4 million in the same period last year.  The increase in product revenue was primarily due to an increase in product sales, resulting from the impact of the Keymile Acquisition.  For the six months ended June 30, 2019, product revenue increased by 14% or $18.4 million to $148.5 million from $130.1 million in the same period last year.  The increase in product revenue was primarily due to an increase in product sales, resulting from the impact of the Keymile Acquisition, as well as our broadened geographical base and product offerings, particularly in EMEA, Korea and Other Asia Pacific regions.

Service revenue represents revenue from maintenance and other services associated with product shipments. For the three months ended June 30, 2019, service revenue increased by 66% or $1.9 million to $4.8 million from $2.9 million in the same period last year. For the six months ended June 30, 2019, service revenue increased by 63% or $3.6 million to $9.3 million from $5.7 million in the same period last year.  The increase in service revenue was due to the Keymile Acquisition and greater products under contract for maintenance and extended warranty.

Information about our net revenue for North America and international markets is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Increase/ (decrease)	% change	2019	2018	Increase/ (decrease)	% change
Revenue by geography:
United States	$9.7	$13.6	$(3.9)	(29)%	$19.3	$30.2	$(10.9)	(36)%
Canada	1.0	1.3	(0.3)	(23)%	1.9	2.3	(0.4)	(17)%
Total North America	10.7	14.9	(4.2)	(28)%	21.2	32.5	(11.3)	(35)%
Latin America	6.0	7.3	(1.3)	(18)%	12.6	15.3	(2.7)	(18)%
Europe, Middle East, Africa	25.2	9.5	15.7	165%	43.6	17.0	26.6	156%
Korea	19.0	19.1	(0.1)	(1)%	34.8	31.2	3.6	12%
Other Asia Pacific	22.8	25.5	(2.7)	(11)%	45.6	39.8	5.8	15%
Total International	73.0	61.4	11.6	19%	136.6	103.3	33.3	32%
Total	$83.7	$76.3	$7.4	10%	$157.8	$135.8	$22.0	16%

The increase in net revenue for the three months ended June 30, 2019 was due to increased revenues in the EMEA region due to the Keymile Acquisition, partially offset by the decline in revenue in North America and Other Asia Pacific.  The increase in net revenue for the six months ended June 30, 2019 was primarily due to increased revenues in the EMEA region due to the Keymile Acquisition, as well as increased revenues in Korea and the Other Asia Pacific regions, partially offset by the decline in revenue in North America due to changes in the buying patterns of certain customers.

Across international markets, net revenue for the three months ended June 30, 2019 increased 19% or $11.6 million to $73.0 million from $61.4 million for the same period last year, and represented 87% of total net revenue compared with 80% during the same period of 2018.  The increase in international net revenue was partly related to the Keymile Acquisition and increased product sales in the EMEA region.  International net revenue for the six months ended June 30, 2019 increased 32% or $33.3 million to $136.6 million from $103.3 million for the same period last year, and represented 87% of total net revenue compared with 76% during the same period of 2018.  The increase in international net revenue was partly related to the Keymile Acquisition and increased product sales in the EMEA, Korea and Other Asia Pacific regions, primarily in Japan.

For the three months ended June 30, 2019, one customer accounted for 12% of net revenue. For the six months ended June 30, 2019, no single customer accounted for 10% or more of net revenue.  For the three and six months ended June 30, 2018, one customer accounted for 22% and 15% of net revenue, respectively. However, we anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue increased 5% or $2.8 million to $55.9 million for the three months ended June 30, 2019, compared to $53.1 million for the three months ended June 30, 2018. Total cost of revenue was 67% of net revenue for the three months ended June 30, 2019, compared to 69% for the three months ended June 30, 2018. Total cost of revenue increased 16% or $14.2 million to $105.1 million for the six months ended June 30, 2019, compared to $90.9 million for the six months ended June 30, 2018. Total cost of revenue was 67% of net revenue for the six months ended June 30, 2019 and 2018. The decrease in cost of revenue, as a percentage of sales, and increase in gross profit from 31% to 33% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, was primarily due to the geographical mix of revenue from regions where our products are sold at a higher margin.

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

Research and Product Development Expenses

Research and product development expenses increased 8% or $0.7 million to $9.4 million for the three months ended June 30, 2019 compared to $8.7 million for the three months ended June 30, 2018. As a percentage of sales, research and product development expenses were 11% for the three months ended June 30, 2019 and 2018. Research and product development expenses increased 11% or $1.9 million to $19.6 million for the six months ended June 30, 2019 compared to $17.7 million for the six months ended June 30, 2018. As a percentage of sales, research and product development expenses were 12% for the six months ended June 30, 2019, compared to 13% for the six months ended June 30, 2018. The increase in research and product development expenses was primarily due to the Keymile Acquisition. We intend to continue to invest in research and product development to attain our strategic product development objectives while seeking to manage the associated costs through expense controls.  We have grown our research and development capabilities, particularly in software development, by using lower cost centers like Vietnam.

Selling, Marketing, General and Administrative Expenses

Selling, marketing, general and administrative expenses increased 27% or $3.2 million to $14.9 million for the three months ended June 30, 2019, compared to $11.7 million for the three months ended June 30, 2018. As a percentage of sales, selling, marketing, general and administrative expenses were 18% for the three months ended June 30, 2019, compared to 15% for the three months ended June 30, 2018. Selling, marketing, general and administrative expenses increased 24% or $5.9 million to $30.0 million for the six months ended June 30, 2019, compared to $24.1 million for the six months ended June 30, 2018. As a percentage of sales, selling, marketing, general and administrative expenses were 19% for the six months ended June 30, 2019, compared to 18% for the six months ended June 30, 2018. The increase in selling, marketing, general and administrative expenses was primarily due to growth in business as we continue to expand our presence internationally.

Income Tax Provision

Income tax expense for the three and six months ended June 30, 2019 was $0.7 million and $0.8 million, respectively, on pre-tax income of $3.1 million and $1.7 million, respectively.  Income tax expense for the three and six months ended June 30, 2018 was $0.3 million for each period, on pre-tax income of $1.7 million and $1.8 million, respectively. For the three and six months ended June 30, 2019, the effective income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in the United States and the mix of earnings generated by our wholly owned foreign subsidiaries.

OTHER PERFORMANCE MEASURES

In managing our business and assessing our financial performance, we supplement the information provided by our U.S. GAAP results with adjusted earnings before stock-based compensation, interest, taxes, and depreciation, or Adjusted EBITDA, a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, net, (ii) provision (benefit) for taxes, (iii) depreciation and amortization expense, (iv) stock-based compensation expenses, and (v) expenses incurred in connection with material transactions or events that we believe are not indicative of our core operating performance, such as merger and acquisition transaction costs, inventory step-up valuation amortization, bargain purchase gain, or a gain (loss) on sale of assets or impairment of fixed assets, which may or may not be recurring in nature. We believe that the presentation of Adjusted EBITDA enhances the usefulness of our financial information by presenting a measure that management uses internally to monitor and evaluate our operating performance and to evaluate the effectiveness of our business strategies. We believe Adjusted EBITDA also assists investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes the impact of items that we do not believe reflect our core operating performance.

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

Set forth below is a reconciliation of Adjusted EBITDA and net income, which we consider to be the most directly comparable U.S. GAAP financial measure to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$2,384	$1,355	$927	$1,496
Add (less):
Interest expense, net	1,182	485	1,965	722
Income tax expense	732	341	809	336
Depreciation and amortization	1,350	682	2,767	1,381
Stock-based compensation	811	377	1,636	740
Acquisition costs	—	—	337	—
Inventory step-up valuation amortization	201	—	402	—
Bargain purchase gain	—	—	(334)	—
Adjusted EBITDA	$6,660	$3,240	$8,509	$4,675

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

The following table summarizes the information regarding our cash and cash equivalents and working capital (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$56,421	$27,709
Working capital	133,542	75,280

Operating Activities

Net cash used in operating activities increased by $0.4 million to $15.8 million for the six months ended June 30, 2019 from $15.4 million for the six months ended June 30, 2018 primarily due to increase in net cash usage for operating assets and liabilities such as accounts receivable, contract assets and contract liabilities of $5.8 million due to increase in revenue, inventories and accounts payable of $1.5 million due to anticipated future demand, offset by the increase in non-cash activities for the period such as depreciation and amortization expenses of $1.4 million due to the Keymile Acquisition, inventory write-down and sales returns of $1.5 million and stock-based compensation of $0.9 million.

Investing Activities

Net cash used in investing activities increased by $5.1 million to $5.5 million for the six months ended June 30, 2019 from $0.4 million for the six months ended June 30, 2018. This increase was primarily due to the payment of the purchase price of $11.8 million, net of cash received of $7.1 million, in the Keymile Acquisition.

Financing Activities

Net cash provided by financing activities increased by $27.2 million to $51.4 million for the six months ended June 30, 2019 from $24.2 million for the six months ended June 30, 2018. This increase was primarily due to the public stock offering in May 2019 in which we received $42.5 million in net proceeds and the borrowing proceeds received upon entry into the PNC Facility (defined below), partially offset by repayments of short-term and long-term borrowings.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents, which totaled $56.4 million at June 30, 2019, as well as our PNC Bank Facility, under which we had aggregate revolving line availability of $10.6 million as of June 30, 2019. Our cash and cash equivalents as of June 30, 2019 included $9.7 million in cash balances held by our international subsidiaries.

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

We used a portion of the funds borrowed from the term loan under the Credit Agreements to (i) repay $5.0 million in principal amount of existing related-party indebtedness with DNI plus accrued interest, (ii) repay $1.5 million in outstanding borrowings plus accrued interest and fees and cash collateralize $3.6 million in outstanding letters of credit under the Former WFB Facility, and (iii) repay $5.6 million in short-term debt in Korea and Japan. We intend to use the remaining funds for ongoing working capital needs. Obligations under the Credit Agreements are secured by substantially all of the personal property assets of the Borrowers and the subsidiaries that guarantee the Credit Agreements, including their intellectual property.

The maturity date under the Credit Agreements is February 27, 2022. The term loan under the Credit Agreements is repayable in eight quarterly installments of $625,000 beginning June 30, 2019, followed by quarterly installments of $937,500 beginning on June 30, 2021, with all remaining unpaid principal and accrued interest due on the maturity date.

The Credit Agreements contain certain covenants, limitations, and conditions with respect to the Borrowers and their subsidiaries, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum liquidity covenant, as well as financial reporting obligations, and customary events of default. If an event of default occurs, the agent and lenders will be entitled to take various actions, including requiring the immediate repayment of all outstanding amounts under the Credit Agreements, terminating commitments to make additional advances and selling the assets of the Borrowers and their subsidiary guarantors to satisfy the obligations under the Credit Agreements. We were in compliance with the covenants under the Credit Agreements as of June 30, 2019.

As of June 30, 2019, we had $24.4 million in outstanding term loan borrowings under its PNC facility, and $4.4 million in outstanding borrowings under the revolving line of credit.  On July 2, 2019, the $4.4 million in outstanding borrowings under the revolving line of credit was paid in full.

As of June 30, 2019, the interest rate on the term loan and revolving line of credit was 8.44% and 7.00%, respectively. Deferred financing cost of $1.7 million as of June 30, 2019 has been netted against the aggregate principal amount of the PNC term loan in the unaudited condensed consolidated balance sheet as of June 30, 2019.

Former Wells Fargo Bank Facility

On February 27, 2019, in connection with the entry into the PNC Facility, we repaid $1.5 million in principal amount of outstanding borrowings plus accrued interest and fees under the Former WFB Facility, cash collateralized $3.6 million outstanding letters of credit under the Former WFB Facility, and terminated the Former WFB Facility.

Working Capital Loan

On October 1, 2018, as a condition for the Keymile Acquisition, the former stockholder of Keymile extended a €4.0 million ($4.5 million) working capital loan to Keymile. The working capital loan bears interest at a rate of 3.5% per annum and is scheduled for repayment in two equal installments.  The first payment of €2 million ($2.2 million) was made in April 2019 and the balance is due in November 2019. As of June 30, 2019, the outstanding balance under this working capital loan was €2.0 million ($2.3 million).

Bank and Trade Facilities - Foreign Operations

Certain of our foreign subsidiaries have entered into various financing arrangements with foreign banks and other lending institutions consisting primarily of revolving lines of credit, trade facilities, term loans and export development loans. These facilities are renewed as they mature and are generally secured by a security interest in certain assets of the applicable foreign subsidiaries and supported by guarantees given by DNI or third parties. Payments under such facilities are made in accordance with the given lender’s amortization schedules. As of June 30, 2019 and December 31, 2018, we had an aggregate outstanding balance of $20.4 million and $24.8 million, respectively, under such financing arrangements, and the interest rate per annum applicable to outstanding borrowings under these financing arrangements ranged from 0% to 5.50% as of June 30, 2019.

Related-Party Debt

In connection with the Merger, on September 9, 2016, we entered into a loan agreement with DNI for a $5.0 million unsecured subordinated term loan facility. The term loan was scheduled to mature in September 2021 and was pre-payable at any time by us without premium or penalty. The interest rate under this facility was 4.6% per annum.  In February 2019, we repaid the term loan in full plus accrued interest in connection with the entry into the PNC Facility, thereby terminating the loan agreement.

In February 2016, DNS borrowed $1.8 million from DNI for capital investment, which amount was outstanding as of June 30, 2019 with an interest rate of 4.6% per annum. On February 27, 2019, in connection with the entry into the PNC Facility, the parties amended the terms of this loan to extend the repayment date until May 27, 2022.

On December 27, 2018, we entered into a Loan Agreement with DNI for a $6.0 million term loan, which amount was outstanding as of June 30, 2019 with an interest rate of 4.6% per annum. On February 27, 2019, in connection with the entry into the PNC Facility, the parties amended the terms of the term loan to extend the repayment date until May 27, 2022 and to terminate the security interest granted to DNI with respect to such term loan.

On March 27, 2018, Dasan Network Solutions, Inc., a subsidiary of the Company incorporated under the laws of Korea (“DNS Korea”), borrowed KRW6.5 billion ($5.8 million) from DNI. As of June 30, 2019, KRW1.5 billion ($1.3 million) remained outstanding. The loan bears interest at a rate of 4.6%, and is secured by certain accounts receivable of DNS Korea. On February 27, 2019, in connection with the entry into the PNC Facility, the parties amended the terms of this loan to extend the repayment date until May 27, 2022.

Interest expense on these related-party borrowings was $0.1 million and $0.2 million for the three and six months ended June 30, 2019 and 2018, respectively.

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

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of June 30, 2019, one customer represented 14% net accounts receivable, and receivables from customers in countries other than the United States represented 93% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

Contractual Commitments and Off-Balance Sheet Arrangements

At June 30, 2019, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2019	2020	2021	2022	2023	Thereafter
Operating lease payments	$25,166	$2,631	$4,381	$4,044	$3,863	$3,717	$6,530
Other lease payments	538	277	226	35	—	—	—
Purchase commitments	3,323	3,323	—	—	—	—	—
Foreign debts	22,692	15,647	7,045	—	—	—	—
PNC debts	28,769	5,644	2,500	3,437	17,188	—	—
Long-term debt - related party	9,097	—	—	—	9,097	—	—
Royalty obligations	84	84	—	—	—	—	—
Total future contractual commitments	$89,669	$27,606	$14,152	$7,516	$30,148	$3,717	$6,530

Operating Leases

The operating lease amounts shown above represent leases for certain properties and buildings (including manufacturing facilities, warehouses, and office spaces) and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term.  For additional information regarding how leases are reported on our balance sheet, see Note 14 in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Purchase Commitments

The purchase commitments shown above represent non-cancellable inventory purchase commitments as of June 30, 2019.

Short-term Debt

Our short-term debt obligations have been recorded as liabilities on our balance sheet, and as of June 30, 2019 are comprised of $20.4 million in outstanding borrowings under the credit facilities of our foreign subsidiaries, $2.5 million in outstanding borrowings under the PNC Facility, $4.4 million in outstanding borrowings under the PNC revolving line of credit and $2.3 million in outstanding borrowings under a working capital loan from the former stockholder of Keymile. The amount shown above represents scheduled principal repayments under the facilities, but not the associated interest payments which may vary based on changes in market interest rates. At June 30, 2019, the interest rate per annum applicable to outstanding borrowings under the trade facilities of our foreign subsidiaries ranged from 0% to 5.50% and was 8.44% under the PNC Facility and 3.5% for the working capital loan. See above under "Cash Management" for further information about these facilities.

Related-Party Debt

As of June 30, 2019, we had an aggregate of $9.1 million in outstanding borrowings from DNI, which consisted of a $6.0 million unsecured subordinated term loan facility which matures in May 2022, a $1.8 million loan for capital investment which matures in May 2022, and KRW 1.5 billion ($1.3 million) outstanding under a secured loan to DNS Korea which matures in May 2022. All three loans bear interest at a rate of 4.6% per annum.

See above under “Cash Management” for further information about our related-party debt.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 1(j) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents which totaled $56.4 million at June 30, 2019, including $9.7 million held by our international subsidiaries.  Cash and cash equivalents consist principally of financial deposit and money market accounts that are principally held with various domestic and international financial institutions with high credit standing. We perform ongoing credit evaluations of our customers and generally do not require collateral. Allowances are maintained for potential doubtful accounts.

We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

For the three months ended June 30, 2019, one customer accounted for 12% of net revenue. For the six months ended June 30, 2019, no single customer accounted for 10% or more of net revenue.  For the three and six months ended June 30, 2018, one customer accounted for 22% and 15% of net revenue, respectively.

As of June 30, 2019, one customer represented 14% of net accounts receivable. As of December 31, 2018, two (2) customers represented 11% and 10% of net accounts receivable, respectively.

As of June 30, 2019 and December 31, 2018, receivables from customers in countries other than the United States represented 93% and 88%, respectively, of net accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our variable rate outstanding debt. As of June 30, 2019, our outstanding variable-interest debt balance was $49.2 million, which consisted of principal amount of borrowings under the short-term credit facilities of our foreign subsidiaries and borrowings under the PNC Facility and revolving line of credit (all of which bear interest at a variable rate). As of June 30, 2019, amounts borrowed under our short-term credit facilities bore interest ranging from 0% to 5.50%, and amounts borrowed under the PNC Facility bore interest at 8.44%. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 1% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.5 million. In addition, as of June 30, 2019, we had an aggregate of $11.4 million in outstanding borrowings from DNI and Riverside (all of which bear interest at a fixed rate of 4.6% and 3.5%, respectively).

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

We have performed a sensitivity analysis as of June 30, 2019 using a modeling technique that measures the impact on the balance sheet arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $3.3 million at June 30, 2019. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information required to be disclosed in our reports filed or submitted pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. Our disclosure controls and procedures include those components of our internal control over financial reporting intended to provide reasonable assurance that transactions are recorded as necessary to permit preparation of financials in accordance with U.S. GAAP.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. In the course of the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2019.

Material Weakness in Internal Control Over Financial Reporting

In connection with the Company’s annual evaluation of its internal control over financial reporting conducted in accordance with SEC Rule 13a-15(c), the Company’s management, including our Chief Executive Officer and Chief Financial Officer, identified a material weakness in the Company’s internal control over financial reporting, and as a result thereof, determined that the Company’s internal control over financial reporting was not effective as of December 31, 2018.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. Following consummation of the Merger with DNS, management identified material weaknesses in our internal control over financial reporting, which continued to exist at December 31, 2018. Specifically, management determined that we did not maintain an effective control environment as there was an insufficient complement of personnel with appropriate accounting knowledge, experience and competence, resulting in incorrect application of generally accepted accounting principles. Additionally, the Company has failed to maintain effective controls over our financial close process. Further, we did not design and maintain effective controls over the review of supporting information to determine the completeness and accuracy of the accounting for complex transactions, specifically related to the Merger, which resulted in an incorrect application of generally accepted accounting principles that resulted in material misstatements and a restatement of our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016.

We continue to evaluate and assess the design and operation of our controls and are taking steps to modify processes related to the accounting for significant and unusual transactions as well as enhancing monitoring and oversight controls in the application of accounting guidance related to such transactions. In connection therewith, we have hired and we anticipate that we will hire additional accounting personnel with relevant skills, training and experience, and conduct further training of our accounting and finance personnel.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. Except as provided below, there have been no material changes to the risk factors described in the "Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2018.  The risks described in our Annual Report on Form 10-K are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

DNI owns a significant amount of our outstanding common stock and has the ability to exert significant influence or control over any matters that require stockholder approval, including the election of directors and the approval of certain transactions, and DNI’s interests may conflict with our interests and the interests of other stockholders

As of June 30, 2019, DNI owned approximately 44.4% of the outstanding shares of our common stock, representing a significant amount of the votes entitled to be cast by the holders of our outstanding common stock at a stockholder meeting. Due to its significant ownership percentage of our common stock DNI has the ability to substantially influence or control the outcome of any matter submitted for the vote of our stockholders, including the election of directors and the approval of certain transaction. The interests of DNI may conflict with the interests of our other stockholders or with holders of our indebtedness and may cause us to take actions that our other stockholders or holders of our indebtedness do not view as beneficial.

In addition, DNI’s large concentration of stock ownership may make it more difficult for a third party to acquire us or discourage a third party from seeking to acquire us. A potential third party acquirer would be required to negotiate any such transaction with DNI, and the interests of DNI with respect to such transaction may be different from the interests of our other stockholders or with holders of our indebtedness.

Prior to May 20, 2019, DNI owned in excess of 50% of the outstanding shares of our common stock, which allowed us to elect to be treated as a “controlled company” under Nasdaq Marketplace Rules. As a “controlled company,” we were exempt from certain corporate governance requirements under Nasdaq Marketplace Rules, including the requirement that we have a majority of independent directors on the Board of Directors and requirements with respect to compensation and nominating and corporate governance committees. Following the loss of “controlled company” status, we are required to phase in compliance with the Nasdaq corporate governance requirements over a one-year period.

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

Increased tariffs on products and goods that we purchase from off-shore sources (particularly Chinese sources) and changes in international trade policies and relations could have an adverse effect on our customers and operating results.

The United States has recently imposed tariffs on a wide-range of products and goods manufactured in China that are directly or indirectly imported into the Unites States, and it has announced plans to impose additional tariffs on products and goods manufactured in China. In response, various countries and economic regions have announced plans or intentions to impose retaliatory tariffs on a wide-range of products they import from the United States. These newly imposed, announced and threatened U.S. tariffs and retaliatory tariffs could have the effect of increasing the cost of materials we use to manufacture certain products, which could result in lower margins. The tariffs could also result in disruptions to our supply chain, as suppliers struggle to fill orders from companies trying to purchase goods in bulk ahead of announced tariffs. Although we currently believe that the incremental costs to us of these tariffs will be immaterial, if the amount of these tariffs increases or if the tariffs apply to additional categories of components used in our manufacturing activities, and if we are unable to pass on the costs of tariffs to our customers, our operating results would be harmed. In addition, changes in the political environment, governmental policies, international trade policies and relations, or U.S.-China relations could result in revisions to laws or regulations or their interpretation and enforcement, trade sanctions, or retaliatory actions by China in response to U.S. actions, which could have an adverse effect on our customers, business plans and operating results.

Item 5.	Other Information

Entry into a Material Definitive Agreement

On July 9, 2019, the Company entered into a lease agreement (the “Lease”) with Family Stations, Inc. (the “Landlord”) pursuant to which the Company will lease approximately 16,500 square feet of space located at 1350 South Loop Road, Alameda, California (the “Premises”). The Premises will replace the Company’s current worldwide headquarters in Oakland, California.

The Lease provides for a term of 63 months, commencing on November 1, 2019 (or such later date as contemplated by the Lease in the event Landlord is unable to tender possession of the Premises by such date), with a basic monthly rent range from $41,273 to $47,846 per month.

The foregoing description of the Lease is not complete and is qualified in its entirety by reference to the full text of the Lease, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On August 8, 2019, upon the recommendation of the Corporate Governance and Nominating Committee, the Board of Directors (the “Board”) of the Company unanimously appointed ChoonYul Yoo as a Class II director of the Board to fill the vacancy created upon the resignation of former director Sung-Bin Park. As a Class II director, Mr. Yoo’s initial term expires at the 2022 annual meeting of stockholders.  The Company’s Board has not appointed Mr. Yoo to any committee of the Board at this time.

Mr. Yoo, 58, currently serves as President and Chief Operating Officer of DNI (a position he has held since March 1999) and President and Chief Executive Officer of DMC Co., Ltd., an auto parts manufacturing company and affiliate of DNI (a position he has held since June 2012). From January 2017 to January 2018, Mr. Yoo served as the Chief Executive Officer of Solueta Co., Ltd., a provider of electromagnetic interference and electromagnetic compatibility solutions.  Additionally, Mr. Yoo previously served as Chief Executive Officer of DNS from April 2015 until September 2016, when DNS was acquired by the Company.

There were no arrangements or understandings between Mr. Yoo and any other persons pursuant to which he was selected as a director.  Because Mr. Yoo is an executive officer of DNI, in accordance with Item 404(a) of Regulation S-K, he may be deemed to have an indirect material interest in any transaction between the Company and DNI.  For a description of the various transactions between the Company and DNI (or its affiliates) see Notes 11 and 15 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In connection with his appointment to the Board, Mr. Yoo will receive the standard compensation payable to non-employee directors under the Company’s Non-Employee Director Compensation Program, which comprises an annual cash retainer of $35,000 (pro-rated for partial years) and an annual equity grant of restricted stock units in an amount equal to $65,000 (pro-rated for partial years), which restricted stock units will vest in four equal quarterly installments over the course of one year. The description of the Company’s Non-Employee Director Compensation Program is qualified in its entirety by reference to the full text of the Non-Employee Director Compensation Program, which was filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and is incorporated herein by reference.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1

Share Transfer Agreement, dated July 31, 2019, by and between HANDYSOFT, Inc. and DASAN Network Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2019)

10.1	Amendment dated May 10, 2019, Letter Agreement re: Equity Offering

10.2	Amendment dated May 31, 2019, Letter Agreement re: LGU Extension

10.3	Office Lease, dated July 9, 2019, by and between the Company and Family Stations, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the retirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DASAN ZHONE SOLUTIONS, INC.

Date: August 13, 2019
	By:	/s/ IL YUNG KIM
	Name:	Il Yung Kim
	Title:	President and Chief Executive Officer

	By:	/s/ MICHAEL GOLOMB
	Name:	Michael Golomb
	Title:	Chief Financial Officer, Corporate Treasurer and Corporate Secretary