Form 10-Q
period 2019-09-30
DASAN ZHONE SOLUTIONS INC
filed 2019-11-13
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No ☒

As of November 12, 2019, there were 21,388,445 shares outstanding of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$47,851	$27,709
Restricted cash	4,448	7,003
Accounts receivable, net
Third parties	100,613	71,034
Related parties	252	583
Other receivables
Suppliers and others	8,002	12,923
Related parties	1	65
Contract assets	9,351	11,381
Inventories	43,046	33,868
Prepaid expenses and other current assets	6,253	4,185
Total current assets	219,817	168,751
Property, plant and equipment, net	6,575	5,518
Right-of-use assets from operating leases	18,349	—
Goodwill	3,977	3,977
Intangible assets, net	14,539	5,649
Deferred tax assets	1,691	2,752
Long-term restricted cash	501	936
Other assets	2,784	2,424
Total assets	$268,233	$190,007
Liabilities, Stockholders’ Equity and Non-controlling Interest
Current liabilities:
Accounts payable - trade
Third parties	$43,320	$36,865
Related parties	96	1,743
Short-term debt - bank and trade facilities	34,606	31,762
Other payables
Third parties	1,652	1,792
Related parties	2,711	1,281
Contract liabilities - current	3,609	8,511
Operating lease liabilities - current	3,496	—
Accrued and other liabilities	10,389	11,517
Total current liabilities	99,879	93,471
Long-term debt
Bank and trade facilities	10,407	—
Related party	9,049	14,142
Contract liabilities - non-current	2,597	1,801
Deferred tax liabilities	1,021	—
Operating lease liabilities - non-current	15,957	—
Pension liabilities	13,269	—
Other long-term liabilities	1,658	2,739
Total liabilities	153,837	112,153
Commitments and contingencies (Note 15)
Stockholders’ equity and non-controlling interest:
Common stock, authorized 36,000 shares, 21,388 and 16,587 shares outstanding as of September 30, 2019 and December 31, 2018, respectively, at $0.001 par value	21	16
Additional paid-in capital	138,860	93,192
Accumulated other comprehensive loss	(5,445)	(192)
Accumulated deficit	(19,040)	(15,777)
Total stockholders’ equity	114,396	77,239
Non-controlling interest	—	615
Total stockholders’ equity and non-controlling interest	114,396	77,854
Total liabilities, stockholders’ equity and non-controlling interest	$268,233	$190,007

See accompanying notes to unaudited condensed consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenue:
Third parties	$71,292	$70,227	$227,407	$203,317
Related parties	232	1,687	1,870	4,358
Total net revenue	71,524	71,914	229,277	207,675
Cost of revenue:
Products and services - third parties	48,755	46,852	151,805	135,208
Products and services - related parties	190	1,478	1,427	3,677
Amortization of intangible assets	402	153	1,216	459
Total cost of revenue	49,347	48,483	154,448	139,344
Gross profit	22,177	23,431	74,829	68,331
Operating expenses:
Research and product development	9,898	8,655	29,512	26,346
Selling, marketing, general and administrative	15,716	11,106	45,684	35,212
Amortization of intangible assets	464	131	1,406	393
Total operating expenses	26,078	19,892	76,602	61,951
Operating income (loss)	(3,901)	3,539	(1,773)	6,380
Interest income	374	42	524	203
Interest expense	(1,124)	(447)	(3,239)	(1,330)
Other income (loss), net	944	(572)	2,517	(859)
Income (loss) before income taxes	(3,707)	2,562	(1,971)	4,394
Income tax provision	289	735	1,098	1,071
Net income (loss)	(3,996)	1,827	(3,069)	3,323
Net income attributable to non-controlling interest	37	29	194	2
Net income (loss) attributable to DASAN Zhone Solutions, Inc.	(4,033)	1,798	(3,263)	3,321

Foreign currency translation adjustments	(2,426)	391	(4,123)	(1,839)
Actuarial gain (loss)	38	—	(1,115)	—
Comprehensive income (loss)	(6,384)	2,218	(8,307)	1,484
Comprehensive income (loss) attributable to non- controlling interest	31	16	209	(3)
Comprehensive income (loss) attributable to DASAN Zhone Solutions, Inc.	$(6,415)	$2,202	$(8,516)	$1,487

Net income (loss) per share attributable to DASAN Zhone Solutions, Inc.
Basic	$(0.19)	$0.11	$(0.17)	$0.20
Diluted	$(0.19)	$0.11	$(0.17)	$0.20
Weighted average shares outstanding used to compute basic net income (loss) per share	21,384	16,683	18,732	16,425
Weighted average shares outstanding used to compute diluted net income (loss) per share	21,384	16,891	18,732	16,640

See accompanying notes to unaudited condensed consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity and Non-Controlling Interest

(In thousands, except per share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'	Non- controlling	Total stockholders' equity and non- controlling
	Shares	Amount	capital	income (loss)	deficit	equity	interest	interest
For the Nine-Month Period Ended September 30, 2019:
Balance as of December 31, 2018	16,587	$16	$93,192	$(192)	$(15,777)	$77,239	$615	$77,854
Stock-based compensation	9	—	825	—	—	825	—	825
Net income (loss)	—	—	—	—	(1,638)	(1,638)	181	(1,457)
Other comprehensive loss	—	—	—	(1,124)	—	(1,124)	(1)	(1,125)
Balance as of March 31, 2019	16,596	16	94,017	(1,316)	(17,415)	75,302	795	76,097
Issuance of common stock in public offering, net of issuance costs	4,718	5	42,504	—	—	42,509	—	42,509
Exercise of stock options and restricted stock grant	55	—	473	—	—	473	—	473
Stock-based compensation	11	—	811	—	—	811	—	811
Net income (loss)	—	—	—	—	2,408	2,408	(24)	2,384
Other comprehensive income (loss)	—	—	—	(1,748)	—	(1,748)	23	(1,725)
Balance as of June 30, 2019	21,380	21	137,805	(3,064)	(15,007)	119,755	794	120,549
Purchase of non-controlling interest in subsidiary	—	—	(127)	—	—	(127)	(823)	(950)
Stock-based compensation	8	—	1,182	—	—	1,182	—	1,182
Net income (loss)	—	—	—	—	(4,033)	(4,033)	37	(3,996)
Other comprehensive loss	—	—	—	(2,381)	—	(2,381)	(8)	(2,389)
Balance as of September 30, 2019	21,388	$21	$138,860	$(5,445)	$(19,040)	$114,396	$—	$114,396

For the Nine-Month Period Ended September 30, 2018:
Balance as of December 31, 2017	16,410	$16	$90,198	$1,871	$(18,852)	$73,233	$534	$73,767
ASC 606 opening balance adjustment	—	—	—	—	342	342	—	342
Exercise of stock options and restricted stock grant	21	—	111	—	—	111	—	111
Stock-based compensation	—	—	363	—	—	363	—	363
Net income	—	—	—	—	107	107	34	141
Other comprehensive income	—	—	—	257	—	257	30	287
Balance as of March 31, 2018	16,431	16	90,672	2,128	(18,403)	74,413	598	75,011
ASC 606 opening balance adjustment	—	—	—	—	(1)	(1)	—	(1)
Exercise of stock options and restricted stock grant	19	—	77	—	—	77	—	77
Stock-based compensation	—	—	377	—	—	377	—	377
Net income	—	—	—	—	1,416	1,416	(61)	1,355
Other comprehensive loss	—	—	—	(2,527)	—	(2,527)	(22)	(2,549)
Balance as of June 30, 2018	16,450	16	91,126	(399)	(16,988)	73,755	515	74,270
Exercise of stock options and restricted stock grant	116	—	665	—	—	665	—	665
Stock-based compensation	—	—	617	—	—	617		617
Net income (loss)	—	—	—	—	1,798	1,798	29	1,827
Other comprehensive income (loss)	—	—	—	404	—	404	(13)	391
Balance as of September 30, 2018	16,566	$16	$92,408	$5	$(15,190)	$77,239	$531	$77,770

See accompanying notes to unaudited condensed consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(3,069)	$3,323
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,110	2,033
Amortization of deferred financing costs	453	—
Bargain purchase gain on acquisition	(334)	—
Stock-based compensation	2,818	1,357
Provision for inventory write-down	2,289	753
Allowance for doubtful accounts	148	2
Provision for sales returns	413	839
Unrealized loss (gain) on foreign currency transactions	(2,080)	226
Deferred taxes	884	(56)
Changes in operating assets and liabilities:
Accounts receivable	(29,724)	(15,377)
Contract assets	819	(5,984)
Inventories	(3,454)	(21,967)
Prepaid expenses and other assets	3,859	(1,958)
Accounts payable	9,275	24,790
Contract liabilities	(4,246)	—
Accrued and other liabilities	(4,049)	(3,695)
Net cash used in operating activities	(21,888)	(15,714)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,461)	(753)
Proceeds from disposal of property and equipment and other assets	—	1
Acquisition of business, net of cash acquired	(4,697)	—
Net cash used in investing activities	(6,158)	(752)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	42,509	—
Proceeds from short-term borrowings and line of credit	25,884	61,419
Repayments of short-term borrowings and line of credit	(38,486)	(48,739)
Proceeds from long-term borrowings	25,000	—
Repayments of long-term borrowings	(1,250)	—
Proceeds from related party term loan	—	6,098
Repayments of related party term loan	(5,000)	(4,460)
Deferred financing costs	(1,998)	—
Purchase of non-controlling interest	(950)	—
Proceeds from exercise of stock options	473	853
Net cash provided by financing activities	46,182	15,171
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(984)	(1,417)
Net increase in cash, cash equivalents and restricted cash	17,152	(2,712)
Cash, cash equivalents and restricted cash at beginning of period	35,648	31,412
Cash, cash equivalents and restricted cash at end of period	$52,800	$28,700
Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	$47,851	$20,028
Restricted cash	4,448	7,825
Long-term restricted cash	501	847
	$52,800	$28,700

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies
(a)	Description of Business

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

As of September 30, 2019, DNI owned approximately 44.4% of the outstanding shares of the Company's common stock.  As a result, DNI is able to significantly influence corporate and management policies and the outcome of any corporate transaction or other matter submitted to the Company’s stockholders for approval. Such transactions may include mergers and acquisitions, sales of all or some of the Company’s assets or purchases of assets, and other significant corporate transactions.  The interests of DNI may not coincide with the interests of the Company's other stockholders or with holders of the Company's indebtedness. See Note 11 and Note 15 to the unaudited condensed consolidated financial statements for additional information.

(c)	Basis of Presentation

For a complete description of what the Company believes to be the critical accounting policies and estimates used in the preparation of its unaudited condensed consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

For the three and nine months ended September 30, 2018, certain previously reported statement of comprehensive income (loss) and statement of cash flows amounts have been adjusted for certain immaterial reclassifications to correctly reflect: (i) cost of products and services to related parties; and (ii) changes in accounts receivable and contract assets.

(f)	Revenue

The following table presents the revenues by source (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue by source:
Products	$66,447	$68,787	$214,890	$198,830
Services	5,077	3,127	14,387	8,845
Total	$71,524	$71,914	$229,277	$207,675

The following summarizes required disclosures about geographical concentrations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue by geography:
United States	$9,662	$11,125	$28,993	$41,373
Canada	1,062	1,131	2,950	3,344
Total North America	10,724	12,256	31,943	44,717
Latin America	6,273	6,841	18,829	21,713
Europe, Middle East, Africa	15,838	10,425	59,429	27,264
Korea	20,877	19,609	55,682	50,844
Other Asia Pacific	17,812	22,783	63,394	63,137
Total International	60,800	59,658	197,334	162,958
Total	$71,524	$71,914	$229,277	$207,675

Contract Balances

The Company records contract assets when it has a right to consideration and records accounts receivable when it has an “unconditional” right to consideration. Contract liabilities consist of cash payments received (or unconditional rights to receive cash) in advance of fulfilling performance obligations.

The opening and closing balances of contract assets and contract liabilities related to contracts with customers are as follows:

	Contract Assets	Contract Liabilities
Opening, January 1, 2019	$12,175	$10,312
Closing, September 30, 2019	10,328	6,206
Decrease	$(1,847)	$(4,106)

The amount of revenue recognized in the three months ended September 30, 2019 that was included in the prior period contract liability balance was $1.7 million. The amount of revenue recognized in the nine months ended September 30, 2019 that was included in the January 1, 2019 contract liability balance was $7.3 million. This revenue consists of services provided to customers who had prepaid for those services prior to the current year.

(g)	Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents which totaled $47.9 million at September 30, 2019, including $7.4 million held by its international subsidiaries.  Cash and cash equivalents consist of financial deposits and money market accounts that are principally held with various domestic and international financial institutions with high credit standing.

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts.

For the three months ended September 30, 2019, one customer accounted for 11% of net revenue. For the nine months ended September 30, 2019, no single customer accounted for 10% or more of net revenue.  For the three and nine months ended September 30, 2018, one customer accounted for 11% of net revenue.

As of September 30, 2019, two customers represented 17% and 12% of net accounts receivable, respectively. As of December 31, 2018, two customers represented 11% and 10% of net accounts receivable, respectively.

As of September 30, 2019 and December 31, 2018, receivables from customers in countries other than the United States represented 94% and 88%, respectively, of net accounts receivable.

(h)	Business Combinations

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
•

For all asset classes, the Company elected to not separate non-lease components from lease components to which they relate and has accounted for the combined lease and non-lease components as a single lease component.

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

Other Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other Internal-Use Software - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement. The update reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for annual and interim periods beginning after December 15, 2019, and retrospective or prospective application is permitted. We are currently evaluating the impact of adoption of this ASU, but it is not expected to have a material effect on our condensed consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019 and May 2019, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, and ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, which provided additional implementation guidance on the previously issued ASU. The updated guidance is effective for the Company on January 1, 2020, and requires a modified retrospective adoption method.  Early adoption is permitted.  The Company is currently assessing the potential impact of adopting this new guidance on its consolidated financial statements.

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

(2)	Business Combinations

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

The allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to refinement, within the measurement period (up to one year from the Acquisition Date). Measurement period adjustments, with the corresponding adjustment to the bargain purchase gain or goodwill, will be recorded in the reporting period in which the adjustment to the provisional amounts are determined based upon the final valuation.

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

On October 1, 2018, as a condition for the Keymile Acquisition, Riverside extended a €4.0 million ($4.4 million, which represents the cash and cash equivalents and short-term debt, in the “Allocation of Purchase Consideration” table below) working capital loan to Keymile. The working capital loan bears interest at a rate of 3.5% per annum and is scheduled for repayment in two equal installments in April and November 2019. The first payment of €2.0 million ($2.2 million) was made in April 2019 and the balance is due in November 2019.  As of September 30, 2019, the outstanding balance under this working capital loan was €2.0 million ($2.2 million). Subsequently in November 2019, the Company fully repaid all the outstanding borrowings under this working capital loan.

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

The purchase price allocation resulted in the recognition of a gain on bargain purchase of approximately $0.3 million, which was included in the unaudited condensed consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2019. The gain on bargain purchase was the result of the preliminary fair value of the identifiable net assets acquired exceeding the purchase price paid for the Keymile Acquisition which was reduced by the lockbox mechanism.

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

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Pro forma net revenues	$84,870	$242,086
Pro forma net income attributable to DASAN Zhone Solutions, Inc.	726	2,885

Acquisition of the Non-controlling Interest in DZS Japan

On July 31, 2019, the Company acquired the remaining 30.94% non-controlling interest of DZS Japan, Inc. (“DZS Japan”), and DZS Japan became a wholly owned subsidiary of the Company. The Company acquired the remaining interest in DZS Japan for total cash consideration of $950,000, consisting entirely of payments to the former shareholder (Handysoft). This transaction resulted in a decrease to “Additional paid-in capital” of $127,000, a decrease to “Non- controlling interest” of $823,000, and a total impact of $950,000 in the unaudited condensed consolidated balance sheet as of September 30, 2019.

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

The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet as of September 30, 2019 and the consolidated balance sheet as of December 31, 2018, but require disclosure of their fair values: cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable, accrued liabilities, lease liabilities and debt.  The carrying values of financial instruments such as cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The carrying value of the Company's lease liabilities and debt approximates their fair values based on the current rates available to the Company for debt of similar terms and maturities.

(4)	Cash, Cash Equivalents and Restricted Cash

As of September 30, 2019 and December 31, 2018, the Company's cash and cash equivalents consisted of financial deposits and money market accounts that are principally held with various domestic and international financial institutions with high credit standing. Restricted cash consisted primarily of cash restricted for performance bonds, warranty bonds and collateral for borrowings.

(5)	Balance Sheet Details

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Gross accounts receivable	$101,253	$71,945
Less: allowance for doubtful accounts	(388)	(328)
Total accounts receivable, net	$100,865	$71,617

Inventories consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$16,630	$15,688
Work in process	3,582	2,429
Finished goods	22,834	15,751
Total inventories	$43,046	$33,868

Inventories provided as collateral for borrowings from Export-Import Bank of Korea amounted to $6.5 million and $9.5 million as of September 30, 2019 and December 31, 2018, respectively.

(6)	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Furniture and fixtures	$10,139	$8,029
Machinery and equipment	2,341	3,553
Leasehold improvements	4,063	3,715
Computers and software	1,856	922
Other	745	982
	19,144	17,201
Less: accumulated depreciation and amortization	(12,228)	(11,271)
Less: government grants	(341)	(412)
Total property and equipment, net	$6,575	$5,518

Depreciation expense associated with property and equipment for the three and nine months ended September 30, 2019 was $0.5 million and $1.5 million, respectively. Depreciation expense for the three and nine months ended September 30, 2018 was $0.4 million and $1.2 million, respectively.

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

(7)	Goodwill and Intangible Assets

Goodwill was as follows (in thousands):

	September 30, 2019	December 31, 2018
Gross carrying amount	$3,977	$3,977
Less: accumulated impairment	—	—
Net	$3,977	$3,977

The Company did not recognize impairment loss on goodwill during the nine months ended September 30, 2019 or 2018.

Intangible assets consisted of the following (in thousands):

	September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$7,972	$(2,624)	$5,348
Customer relationships	8,733	(2,140)	6,593
Trade name	3,056	(458)	2,598
Total intangible assets, net	$19,761	$(5,222)	$14,539

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$3,060	$(1,428)	$1,632
Customer relationships	5,240	(1,223)	4,017
Total intangible assets, net	$8,300	$(2,651)	$5,649

Intangible assets as of September 30, 2019 include the customer relationships, trade name and developed technology acquired through the Keymile Acquisition (see Note 2) as well as previously acquired intangible assets.

Amortization expense associated with intangible assets for the three and nine months ended September 30, 2019 was $0.9 million and $2.6 million, respectively. Amortization expense for the three and nine months ended September 30, 2018 was $0.3 million and $0.9 million, respectively.

The following table presents the future amortization expense of the Company’s intangible assets as of September 30, 2019 (in thousands):

Remainder of 2019	$857
2020	3,429
2021	3,225
2022	2,816
2023	2,816
Thereafter	1,396
Total	$14,539

Weighted average remaining life:
Developed technology	3.74 years
Customer relationships	5.72 years
Trade name	4.25 years

(8)	Debt

The following tables summarize the Company’s debt (in thousands):

	As of September 30, 2019
	Short-term	Long-term	Total
PNC Bank Facility	$12,500	$11,250	$23,750
Working Capital Loan	2,183	—	2,183
Bank and Trade Facilities - Foreign Operations	20,625	—	20,625
Related Party	—	9,049	9,049
	$35,308	$20,299	$55,607
Less: unamortized deferred financing costs on the PNC Bank Facility	(702)	(843)	(1,545)
	$34,606	$19,456	$54,062

	As of December 31, 2018
	Short-term	Long-term	Total
Wells Fargo Bank Facility	$7,000	—	$7,000
Bank and Trade Facilities - Foreign Operations	24,762	—	24,762
Related Party	—	14,142	14,142
	$31,762	$14,142	$45,904

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

The Credit Agreements contain certain covenants, limitations, and conditions with respect to the Borrowers and their subsidiaries, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum liquidity covenant, as well as financial reporting obligations, and customary events of default. If an event of default occurs, the agent and lenders will be entitled to take various actions, including requiring the immediate repayment of all outstanding amounts under the Credit Agreements, terminating commitments to make additional advances and selling the assets of the Borrowers and their subsidiary guarantors to satisfy the obligations under the Credit Agreements. At September 30, 2019, the Company was not in compliance with the maximum leverage ratio financial covenant in the Credit Agreements, which represents an event of default thereunder. On November 8, 2019, the Company obtained a waiver of the foregoing event of default from the lenders under the Credit Agreements. As a condition for the issuance of the waiver, the Company voluntarily prepaid $10.0 million of the outstanding term loan and paid a one-time fee of $150,000. Uncertainty exists as to the Company’s ability to meet these financial covenants at the respective reporting dates during the next twelve months. As a result, the Company is in the process of renegotiating these financial covenants with the banks; however, there is no assurance that the Company will be able to successfully complete such renegotiations. If the Company violates covenants in the Credit Agreements or the contemplated amended covenants, the Company could be required to repay the amounts then outstanding under the Credit Agreements.

As of September 30, 2019, the Company had $23.8 million in outstanding term loan borrowings under its PNC Facility, and no outstanding borrowings under the revolving line of credit. The interest rate on the term loan was 8.12% at September 30, 2019. Deferred financing costs of $1.5 million has been netted against the aggregate principal amount of the PNC term loan in the unaudited condensed consolidated balance sheet as of September 30, 2019. On July 2, 2019, $4.4 million in outstanding borrowings under the revolving line of credit (which represented all outstanding borrowings under the revolving line of credit) was repaid in full.

Former Wells Fargo Bank Facility

On February 27, 2019, in connection with the entry into the PNC Facility, the Company repaid $1.5 million in principal amount of outstanding borrowings plus accrued interest and fees under the Former WFB Facility and cash collateralized $3.6 million in outstanding letters of credit under the Former WFB Facility and terminated the Former WFB Facility.

Working Capital Loan

On October 1, 2018, as a condition for the Keymile Acquisition, Riverside, the former stockholder of Keymile, extended a €4.0 million ($4.4 million) working capital loan to Keymile. The working capital loan bears interest at a rate of 3.5% per annum and is scheduled for repayment in two equal installments.  The first payment of €2.0 million ($2.2 million) was made in April 2019 and the balance is due in November 2019.  As of September 30, 2019, the outstanding balance under this working capital loan was €2.0 million ($2.2 million). Subsequently in November 2019, the Company fully repaid all the outstanding borrowings under this working capital loan.

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

As of September 30, 2019 and December 31, 2018, the Company had an aggregate outstanding balance of $20.6 million and $24.8 million, respectively, under such financing arrangements. The maturity dates and interest rates per annum applicable to outstanding borrowings under these financing arrangements are listed in the tables below (amount in thousands).

		As of September 30, 2019
		Maturity Date	Denomination	Interest rate (%)	Amount (in U.S. dollars)
Industrial Bank of Korea	Credit facility	10/02/2019 - 11/12/2019	USD	5.34 - 5.49	$512
NongHyup Bank	Credit facility	10/07/2019 - 02/24/2020	USD	3.69 - 4.49	3,097
The Export-Import Bank of Korea	Export development loan	7/1/2020	KRW	2.75	4,995
Korea Development Bank	General loan	8/8/2020	KRW	3.0	4,162
Korea Development Bank	Credit facility	10/07/2019 - 02/18/2020	USD	3.11 - 3.47	6,194
LGUPlus	General loan	6/17/2020	KRW	0	1,665
					$20,625

As of September 30, 2019, the Company had $10.8 million in outstanding borrowings and $9.8 million committed as security for letters of credit under the Company's $20.6 million credit facilities with certain foreign banks.

		As of December 31, 2018
		Maturity Date	Denomination	Interest rate (%)	Amount (in U.S. dollars)
Industrial Bank of Korea	Credit facility	01/02/2019 - 05/15/2019	USD	3.96 - 4.36	$1,982
Industrial Bank of Korea	Trade finance	02/18/2019 - 02/25/2019	USD	5.31 - 6.08	1,920
Shinhan Bank	General loan	3/30/2019	KRW	6.06	2,862
NongHyup Bank	Credit facility	01/07/2019 - 04/29/2019	USD	3.71 - 4.50	2,053
The Export-Import Bank of Korea	Export development loan	07/01/2019	KRW	3.44	6,439
The Export-Import Bank of Korea	Import development loan	02/14/2019	USD	4.31	850
Korea Development Bank	General loan	08/08/2019	KRW	3.48	4,472
Korea Development Bank	Credit facility	02/07/2019 - 03/06/2019	USD	3.64 - 3.91	1,489
LGUPlus	General loan	06/17/2019	KRW	0	1,789
Shoko Chukin Bank	General loan	06/28/2019	JPY	1.33	906
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

September 30, 2019
Discount rate	1.20%
Rate of pension increase	1.70%
Retirement age	63-67 years

As of September 30, 2019, the Company’s employee benefit obligations under the defined benefit plans is approximately $13.3 million, net of pension assets of $3.4 million which is under a reinsurance contract policy.  During the three and nine months ended September 30, 2019, the Company made no cash contributions to the defined benefit plans.

(10)	Non-Controlling Interests

Non-controlling interests were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Beginning non-controlling interests	$615	$534
Net income (loss) attributable to non-controlling interests	194	2
Purchase of noncontrolling interest in subsidiary	(823)	—
Foreign currency translation adjustments (OCI)	14	(5)
Ending non-controlling interests	$—	$531

(11)	Related-Party Transactions

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

In February 2016, DNS borrowed $1.8 million from DNI for capital investment with an interest rate of 4.6% per annum. On February 27, 2019, in connection with the entry into the PNC Facility, the Company amended the terms of this loan to extend the repayment date to May 27, 2022. As of September 30, 2019, the $1.8 million balance of the loan remained outstanding.

On December 27, 2018, the Company entered into a loan agreement with DNI, for a $6.0 million term loan with an interest rate of 4.6% per annum.  On February 27, 2019, in connection with the entry into the PNC Facility, the Company amended the terms of the term loan to extend the repayment date to May 27, 2022 and to terminate any security granted to DNI with respect to such term loan. As of September 30, 2019, the $6.0 million balance of the loan remained outstanding.

In March 2018, Dasan Network Solutions, Inc., a subsidiary of the Company incorporated under the laws of Korea (“DNS Korea”) borrowed KRW6.5 billion ($5.8 million) from DNI, of which KRW5.0 billion ($4.5 million) was repaid on August 8, 2018.  The loan bears interest at a rate of 4.6%, and is secured by certain accounts receivable of DNS Korea. On February 27, 2019, in connection with the entry into the PNC Facility, the Company amended the terms of this loan to extend the repayment date to May 27, 2022. As of September 30, 2019, KRW 1.5 billion ($1.3 million) remained outstanding.

The modifications resulting from the amendments described above were limited to the extension of the maturity dates and removal of the collateral on the outstanding term loans with DNI.  There were no fees paid to DNI or external costs otherwise incurred in connection with these modifications.  Interest expense on these related-party borrowings for the three and nine months ended September 30, 2019 was $0.1 million and $0.3 million, respectively. Interest expense for the three and nine months ended September 30, 2018 was $0.1 million and $0.3 million, respectively.

Other Related-Party Transactions

Sales, cost of revenue, purchases (included in manufacturing (cost of revenue)), research and product development, selling, marketing, general and administrative, interest expense and other expenses to and from related parties were as follows (in thousands) for the three and nine months ended September 30, 2019 and September 30, 2018:

		Three Months Ended September 30, 2019
Counterparty	DNI ownership interest	Sales	Cost of revenue	Manufacturing (cost of revenue)	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	N/A	$232	$190	$—	$—	$966	$104	$84
Tomato Soft Ltd.	100%	—	—	29	—	—	—	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	137	—	—	—
Chasan Networks Co., Ltd.	100%	—	—	279	16	—	—	—
		$232	$190	$308	$153	$966	$104	$84

		Three Months Ended September 30, 2018
Counterparty	DNI ownership interest	Sales	Cost of revenue	Manufacturing (cost of revenue)	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	N/A	$1,472	$1,270	$—	$—	$784	$112	$89
Tomato Soft Ltd.	100%	—	—	27	—	—	—	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	119	—	—	—
Chasan Networks Co., Ltd.	100%	—	—	260	21	—	—	—
HANDYSOFT, Inc.	17.63%	215	208	—	—	2	—	—
		$1,687	$1,478	$287	$140	$786	$112	$89

		Nine Months Ended September 30, 2019
Counterparty	DNI ownership interest	Sales	Cost of revenue	Manufacturing (cost of revenue)	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	N/A	$1,828	$1,346	$—	$—	$2,984	$349	$255
Tomato Soft Ltd.	100%	—	—	88	—	—	—	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	392	—	—	—
Chasan Networks Co., Ltd.	100%	—	—	837	55	—	—	—
J-Mobile Corporation	90.47%	42	81	—	—	—	—	—
		$1,870	$1,427	$925	$447	$2,984	$349	$255

		Nine Months Ended September 30, 2018
Counterparty	DNI ownership interest	Sales	Cost of revenue	Manufacturing (cost of revenue)	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	N/A	$3,683	$3,143	$—	$—	$2,950	$338	$234
Tomato Soft Ltd.	100%	—	—	84	—	—	—	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	10	396	—	—	—
Chasan Networks Co., Ltd.	100%	—	—	880	57	—	—	—
Dasan France	100%	202	177	—	—	—	—	—
HANDYSOFT, Inc.	17.63%	473	357	—	—	4	—	—
		$4,358	$3,677	$974	$453	$2,954	$338	$234

The Company has entered into sales agreements with DNI and certain of its subsidiaries.  Sales and cost of revenue to DNI and Dasan France, a wholly-owned subsidiary of DNI, represent finished goods produced by the Company that are sold to these related parties who sell the Company's products in Korea and France, respectively.

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

The Company has entered into an agreement with Tomato Soft (Xi'an) Ltd., a wholly owned subsidiary of DNI, to provide research and development services for the Company.  Under the agreement with Tomato Soft (Xi'an) Ltd., the Company is charged an expected annual fee of $0.8 million for the development of certain deliverables.

Prior to the Merger, as DNS was then a wholly owned subsidiary of DNI, DNI had sales agreements with certain customers on DNS' behalf. Since the Merger, due to these prior sales agreements, the Company has entered into an agreement with DNI pursuant to which DNI acts as a sales channel to these customers. Sales to DNI necessary for DNI to fulfill agreements with its customers are recorded net of royalty fees in related-party revenue.

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

Balances of Receivables and Payables with Related Parties

Balances of receivables and payables arising from sales and purchases of goods and services with related parties were as follows (in thousands) as of September 30, 2019 and December 31, 2018:

		As of September 30, 2019
Counterparty	DNI ownership interest	Account receivables	Other receivables	Deposits for lease *	Long- term debt	Accounts payable	Other payables	Accrued and other liabilities**
DNI	N/A	$252	1	$683	$9,049	$—	$2,656	$90
Tomato Soft Ltd.	100%	—	—	—	—	—	10	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	—	—	45	—
Chasan Networks Co., Ltd.	100%	—	—	—	—	96	—	—
		$252	$1	$683	$9,049	$96	$2,711	$90

		As of December 31, 2018
Counterparty	DNI ownership interest	Account receivables	Other receivables	Deposits for lease*	Loan Payable	Accounts payable	Other payables	Accrued and other liabilities**
DNI	N/A	$—	$—	$735	$14,142	$1,000	$1,231	$169
Tomato Soft Ltd.	100%	—	—	—	—	—	9	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	—	—	41	—
Dasan France	100%	280	65	—	—	—	—	—
HANDYSOFT, Inc.	14.77%	303	—	—	—	654	—	—
Chasan Networks Co., Ltd.	100%	—	—	—	—	89	—	—
		$583	$65	$735	$14,142	$1,743	$1,281	$169

*	Included in other assets related to deposits for lease in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018.
**	Included in accrued and other liabilities in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018.
(12)	Common Stock

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

Basic net income per share attributable to DASAN Zhone Solutions, Inc. is computed by dividing the net income attributable to DASAN Zhone Solutions, Inc. for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income per share attributable to DASAN Zhone Solutions, Inc. gives effect to common stock equivalents; however, potential common stock equivalents are excluded if their effect is antidilutive. Potential common stock equivalents are composed of incremental shares of common stock issuable upon the exercise of stock options and the vesting of restricted stock units. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same.

The following table is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation (in thousands, except per share data) for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to DASAN Zhone Solutions, Inc.	$(4,033)	$1,798	$(3,263)	$3,321
Weighted average number of shares outstanding:
Basic	21,384	16,683	18,732	16,425
Effect of dilutive securities:
Stock options, restricted stock units and share awards	—	208	—	215
Diluted	21,384	16,891	18,732	16,640
Net income (loss) per share attributable to DASAN Zhone Solutions, Inc.:
Basic	$(0.19)	$0.11	$(0.17)	$0.20
Diluted	$(0.19)	$0.11	$(0.17)	$0.20

(14)	Leases

The Company leases certain properties and buildings (including manufacturing facilities, warehouses, and office spaces) and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists of operating leases which expire at various dates through 2027. At September 30, 2019, the Company had one outstanding finance lease.

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

The Company recognizes minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company amortizes this expense over the term of the lease beginning with the date of initial possession, which is the date lessor makes an underlying asset available for use. Variable lease components represent amounts that are not fixed in nature, are not tied to an index or rate, and are recognized as incurred.

In determining its right-of-use assets and lease liabilities, the Company applies a discount rate to the minimum lease payments within each lease agreement. ASC 842 requires the Company to use the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company determines the incremental borrowing rate for each lease based primarily on its lease term and the economic environment of the applicable country or region. When the Company cannot readily determine the discount rate implicit in the lease agreement, the Company utilizes an incremental borrowing rate based on the most recent debt facilities interest rates and applicable to the local geography and with similar term to lease.

For the measurement and classification of its lease agreements, the Company groups lease and non-lease components into a single lease component for all underlying asset classes. Variable lease payments include payments for non-lease components of maintenance costs. The components of lease expense were as follows for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019 (in thousands)	Nine Months Ended September 30, 2019 (in thousands)
Operating lease cost	$1,064	$3,327
Variable lease cost	194	520
Total net lease cost	$1,258	$3,847

Supplemental cash flow information related to the Company’s operating leases was as follows for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019 (in thousands)	Nine Months Ended September 30, 2019 (in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$1,265	$3,888
ROU assets obtained in exchange for operating lease obligations	$35	$35

The following table presents the lease balances within the Company’s condensed consolidated balance sheet, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases as of September 30, 2019 (in thousands):

Lease Assets and Liabilities
Assets:
Right-of-use assets from operating leases	$18,349

Liabilities:
Operating lease liabilities - current	$3,496
Operating lease liabilities - non-current	15,957
Total operating lease liabilities	$19,453

Weighted average remaining lease term	4.77 years
Weighted average discount rate	6.6%

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2019 (in thousands):

Remainder of 2019	$1,259
2020	4,197
2021	3,890
2022	3,609
2023	3,460
Thereafter	6,373
Total operating lease payments	22,788
Less: imputed interest	(3,335)
Total operating lease liabilities	$19,453

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

On August 29, 2019, the Company cancelled a warehouse lease in Germany and recorded $0.2 million of lease cancellation expense to cover early termination costs and renovation obligations. The Company recognized the non-recurring lease cancellation expense in Selling, marketing, general and administrative in the condensed consolidated statement of comprehensive income (loss). In connection with the lease cancellation, balance sheet recognition of approximately $0.6 million right-of-use assets and operating lease liabilities are removed from the condensed consolidated balance sheets as of September 30, 2019.

New Office Lease

On July 9, 2019, the Company entered into a lease agreement (the “Lease”) with Family Stations, Inc., a California corporation (“Lessor”).  The Lease covers approximately 16,500 square feet of space located at 1350 South Loop Road, Alameda, California (the “Premises”).  The Lease provides for a term of 63 months, commencing on November 1, 2019, with a basic monthly rent ranging from $41,273 to $47,846 per month. The Company recognized approximately $2.1 million right-of-use assets and operating lease liabilities as of the commencement date of November 1, 2019.

(15)	Commitments and Contingencies

Warranties

The Company accrues warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one to five years from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs included in accrued and other liabilities (in thousands) for the nine months ended September 30, 2019 and September 30, 2018:

	Nine Months Ended September 30,
	2019	2018
Beginning balance	$1,319	$931
Assumed balance from Keymile	230	—
Charged to cost of revenue	732	1,022
Claims and settlements	(782)	(598)
Foreign exchange impact	(27)	6
Ending balance	$1,472	$1,361

Performance Bonds

In the normal course of operations, from time to time, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. As of September 30, 2019, the Company had $13.8 million of surety bonds guaranteed by third parties.

Purchase Commitments

The Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. The amount of non-cancellable purchase commitments outstanding, net of reserve, was $3.2 million as of September 30, 2019.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue and is recorded in cost of revenue.

Payment Guarantees provided by Third Parties and DNI

The following table sets forth payment guarantees of the Company's indebtedness and other obligations as of September 30, 2019 (in thousands) that have been provided by third parties and DNI. DNI owns approximately 44.4% of the outstanding shares of the Company's common stock:

Guarantor	Amount Guaranteed (in thousands)	Description of Obligations Guaranteed
DNI	$8,400	Credit facility from Industrial Bank of Korea
DNI	1,998	Purchasing Card from Industrial Bank of Korea
DNI	8,400	Credit facility from Korea Development Bank
DNI	4,995	Borrowings from Korea Development Bank
DNI	6,000	Credit facility from NongHyup Bank
DNI	3,566	Borrowings from Export-Import Bank of Korea
DNI	3,000	Payment Guarantee from Shinhan Bank
DNI	1,598	Backed Loan from Shinhan Bank
PNC Bank, N.A.	4,550	Letter of Credit
Seoul Guarantee Insurance Co.	5,516	Performance Bond, Warranty Bond, etc. (*)
Industrial Bank of Korea	1,096	Letter of Credit
Industrial Bank of Korea	1,010	Bank Guarantee
Korea Development Bank	6,908	Letter of Credit
NongHyup Bank	3,596	Letter of Credit
Woori Bank	1,932	Bank Guarantee
Shinhan Bank	573	Purchasing Card
Shinhan Bank	683	Payment Guarantee
AXA Insurance Company	175	Guarantee for flexible retirement program
Polska Agencja Zeglugi Powietrznej	112	Performance Bond, Warranty Bond, etc. (*)
DDE 64 Ltd.	64	Guarantee Bond
	$64,172

*

The Company is generally responsible for warranty liabilities for a period of two years with respect to major product sales and has, therefore, contracted for surety insurance for a portion of the warranty liabilities.

Legal Proceedings

From time to time, the Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business.  While the outcome of these matters is currently not determinable, the Company records an accrual for legal contingencies that it has determined to be probable to the extent that the amount of the loss can be reasonably estimated.  The Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods.

(16)	Income Taxes

Income tax expense for the three and nine months ended September 30, 2019 was approximately $0.3 million and $1.1 million, respectively, on pre-tax loss of $3.7 million and $2.0 million, respectively.  Income tax expense for the three and nine months ended September 30, 2018 was $0.7 million and $1.1 million, respectively, on pre-tax income of $2.6 million and $4.4 million, respectively.

For the three and nine months ended September 30, 2019 and 2018, the effective income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in the United States and the mix of earnings generated by the Company’s wholly owned foreign subsidiaries.

The total amount of unrecognized tax benefits, including interest and penalties, at September 30, 2019 was $0.8 million. The amount of tax benefits that would impact the effective income tax rate, if recognized, is $0.1 million.  There were no significant changes to unrecognized tax benefits during the three and nine months ended September 30, 2019 and 2018. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

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

The Company's property, plant and equipment, net of accumulated depreciation, were located in the following geographical areas (in thousands) as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
United States	$2,872	$3,036
Korea	1,976	1,543
Japan and Vietnam	874	910
Taiwan and India	25	29
Germany	828	—
	$6,575	$5,518

(18)	Subsequent Events

On November 8, 2019, the Company received a waiver from the Lenders under the Credit Agreements with respect to the Company’s violation at September 30, 2019 of the maximum leverage ratio financial covenant set forth in the Credit Agreements. As a condition for the issuance of the waiver, the Company voluntarily prepaid $10.0 million of the outstanding term loan and paid a one-time fee of $150,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, unless the context suggests otherwise, the terms “DZS,” “we,” “our” and “us” refer to DASAN Zhone Solutions, Inc. and its subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate, and reflect the beliefs and assumptions of our management as of the date hereof. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs, margins or other financial items in future periods; anticipated growth and trends in our business or key markets; cost synergies, growth opportunities and other potential financial and operating benefits of our acquisitions, including our acquisition of Keymile GmbH (the “Keymile Acquisition”); future growth and revenues from our products; our ability to refinance or repay our existing indebtedness prior to the applicable maturity dates; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; market and foreign currency exchange rate risks associated with financial instruments; the impact of interest rate changes; anticipated obligations under our non-U.S. defined benefit pension plans; future obligations under contracts and leases and other characterizations of future events or circumstances, and all other statements that are not statements of historical fact are forward-looking statements within the meaning of the Securities Act and the Exchange Act. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 12, 2019 and in our other filings with the Securities and Exchange Commission (the SEC). Our actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to realize the anticipated cost savings, synergies and other benefits of acquisitions, including the Keymile Acquisition and any integration risks relating to acquisitions, including the Keymile Acquisition; the ability to generate sufficient revenue to achieve or sustain profitability; material weaknesses or other deficiencies in our internal control over financial reporting; our ability to raise additional capital to fund existing and future operations or to refinance or repay our existing indebtedness; defects or other performance problems in our products; any economic slowdown in the telecommunications industry that restricts or delays the purchase of products by our customers; the loss of any of our large customers, further significant reductions or delays in their spending, or a material change in their networking or procurement strategies; commercial acceptance of our products; intense competition in the communications equipment market from large equipment companies as well as private companies with products that address the same networks needs as our products; higher than anticipated expenses that we may incur; any failure to comply with the periodic filing and other requirements of The Nasdaq Stock Market for continued listing; fluctuations in foreign currency exchange rates; our ability to enforce our intellectual property rights; the initiation of any civil litigation, regulatory proceedings, government enforcement actions or other adverse effects relating to the Audit Committee investigation or errors in the consolidated financial statements of Zhone Technologies, Inc. and other factors identified elsewhere in this Quarterly Report on Form 10-Q and in our most recent reports on Forms 10-K  and 8-K. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

As of September 30, 2019, we employed over 830 personnel worldwide, of which approximately half are engineers or engaged in research and development.

RECENT DEVELOPMENTS

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

On July 31, 2019, the Company acquired the remaining 30.94% non-controlling interest of DZS Japan, Inc. (“DZS Japan”), and DZS Japan became a wholly owned subsidiary of the Company. The Company acquired the remaining interest in DZS Japan for total cash consideration of $950,000, consisting entirely of payments to the former shareholder (Handysoft).

On August 26, 2019, Michael Golomb, our Chief Financial Officer, resigned from such position. We have initiated a search for his replacement and Mr. Golomb has agreed to consult with us to provide advice regarding the transition of responsibilities. While the Company is pursuing a permanent replacement for Mr. Golomb, Il Yung Kim, the Company’s President and Chief Executive Officer will serve as interim Chief Financial Officer.

On November 8, 2019, the Company received a waiver from the lenders under the Credit Agreements with respect to the Company’s violation at September 30, 2019 of the maximum leverage ratio financial covenant of the Credit Agreements. As a condition for the issuance of the waiver, the Company voluntarily prepaid $10.0 million of the outstanding term loan and paid a one-time fee of $150,000.

RESULTS OF OPERATIONS

We list in the table below the historical condensed consolidated statement of comprehensive income (loss) as a percentage of total net revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenue:
Third parties	100%	98%	99%	98%
Related parties	0%	2%	1%	2%
Total net revenue	100%	100%	100%	100%
Cost of revenue:
Products and services - third parties	68%	65%	66%	65%
Products and services - related parties	0%	2%	1%	2%
Amortization of intangible assets	1%	0%	1%	0%
Total cost of revenue	69%	67%	68%	67%
Gross profit	31%	33%	32%	33%
Operating expenses:
Research and product development	14%	12%	13%	13%
Selling, marketing, general and administrative	22%	16%	20%	17%
Amortization of intangible assets	1%	0%	1%	0%
Total operating expenses	37%	28%	34%	30%
Operating income (loss)	(6)%	5%	(2)%	3%
Interest income	1%	0%	0%	0%
Interest expense	(2)%	0%	(1)%	0%
Other income (loss), net	1%	(1)%	1%	0%
Income (loss) before income taxes	(6)%	4%	(2)%	3%
Income tax provision	—	1%	(1)%	1%
Net income (loss)	(6)%	3%	(1)%	2%
Net income (loss) attributable to non-controlling interest	0%	0%	0%	0%
Net income (loss) attributable to DASAN Zhone Solutions, Inc.	(6)%	3%	(1)%	2%

Net Revenue

Net Revenue for the three months ended September 30, 2019 of $71.5 million was slightly lower as compared to $71.9 million for the same period last year. We believe, the slight decrease in net revenue during the period was primarily attributed to softer spending from wireline carriers. For the nine months ended September 30, 2019, net revenue increased by 10% or $21.6 million to $229.3 million from $207.7 million for the same period last year. The increase in net revenue during the period was partly due to the impact of the Keymile Acquisition and increased product and services sales primarily in the Europe, Middle East and Africa (“EMEA”), and Korea regions.

Information about our net revenue for products and services is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Increase/ (Decrease)	% change	2019	2018	Increase/ (Decrease)	% change
Products	$66.4	$68.8	$(2.4)	(3)%	$214.9	$198.8	$16.1	8%
Services	5.1	3.1	2.0	65%	14.4	8.9	5.5	62%
Total	$71.5	$71.9	$(0.4)	(1)%	$229.3	$207.7	$21.6	10%

For the three months ended September 30, 2019, product revenue decreased by 3% or $2.4 million to $66.4 million from $68.8 million in the same period last year. The decrease in product revenue during the period was primarily attributed to softer spending from wireline carriers coupled with delayed purchases from one of our major customers in Japan. For the nine months ended September 30, 2019, product revenue increased by 8% or $16.1 million to $214.9 million from $198.8 million in the same period last year.  The increase in product revenue during the period was primarily due to an increase in product sales, resulting from the impact of the Keymile Acquisition, as well as our broadened geographical base and product offerings, particularly in the EMEA, and Korea regions.

Service revenue represents revenue from maintenance and other services associated with product shipments. For the three months ended September 30, 2019, service revenue increased by 65% or $2.0 million to $5.1 million from $3.1 million in the same period last year. For the nine months ended September 30, 2019, service revenue increased by 62% or $5.5 million to $14.4 million from $8.9 million in the same period last year.  The increase in service revenue was due to the Keymile Acquisition and an increase in the number of products under contract for maintenance and extended warranty.

Information about our net revenue for North America and international markets is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Increase/ (decrease)	% change	2019	2018	Increase/ (decrease)	% change
Revenue by geography:
United States	$9.7	$11.2	$(1.5)	(13)%	$29.0	$41.4	$(12.4)	(30)%
Canada	1.1	1.1	—	0%	3.0	3.3	(0.3)	(9)%
Total North America	10.8	12.3	(1.5)	(12)%	32.0	44.7	(12.7)	(28)%
Latin America	6.3	6.8	(0.5)	(7)%	18.8	21.7	(2.9)	(13)%
Europe, Middle East, Africa	15.8	10.4	5.4	52%	59.4	27.3	32.1	118%
Korea	20.9	19.6	1.3	7%	55.7	50.9	4.8	9%
Other Asia Pacific	17.7	22.8	(5.1)	(22)%	63.4	63.1	0.3	0%
Total International	60.7	59.6	1.1	2%	197.3	163.0	34.3	21%
Total	$71.5	$71.9	$(0.4)	(1)%	$229.3	$207.7	$21.6	10%

From a geographical perspective, the decrease in net revenue for the three months ended September 30, 2019 was attributable to declining revenue in North America and Other Asia Pacific regions, partially offset by increased revenues in the EMEA region due to the Keymile Acquisition.  The increase in net revenue for the nine months ended September 30, 2019 was primarily attributable to increased revenues in the EMEA region due to the impact of the Keymile Acquisition, as well as increased revenues in Korea, partially offset by the decline in revenue in North America and Latin America due to changes in the buying patterns of certain customers.

Across international markets, net revenue for the three months ended September 30, 2019 increased 2% or $1.1 million to $60.7 million from $59.6 million for the same period last year, and represented 85% of total net revenue compared with 83% during the same period of 2018.  The increase in international net revenue was primarily related to the Keymile Acquisition.  International net revenue for the nine months ended September 30, 2019 increased 21% or $34.3 million to $197.3 million from $163.0 million for the same period last year, and represented 86% of total net revenue compared with 78% during the same period of 2018.  The increase in international net revenue was partly related to the Keymile Acquisition and increased product sales in the EMEA, and Korea regions during the period.

For the three months ended September 30, 2019, one customer accounted for 11% of net revenue. For the nine months ended September 30, 2019, no single customer accounted for 10% or more of net revenue.  For the three and nine months ended September 30, 2018, one customer accounted for 11% of net revenue. However, we anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue increased 2% or $0.8 million to $49.3 million for the three months ended September 30, 2019, compared to $48.5 million for the three months ended September 30, 2018. Total cost of revenue was 69% of net revenue for the three months ended September 30, 2019, compared to 67% for the three months ended September 30, 2018. Total cost of revenue increased 11% or $15.1 million to $154.4 million for the nine months ended September 30, 2019, compared to $139.3 million for the nine months ended September 30, 2018. Total cost of revenue was 68% of net revenue for the nine months ended September 30, 2019, compared to 67% for the nine months ended September 30, 2018. Gross profit percentage remained substantially flat at 33% for the nine months ended September 30, 2019 and 2018. Gross profit percentage for the three months ended September 30, 2019 was slightly lower at 31% as compared to 33% for the three months ended September 30, 2018, mainly due to product mix and foreign currency exchange rate fluctuations.

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

Research and Product Development Expenses

Research and product development expenses increased 14% or $1.2 million to $9.9 million for the three months ended September 30, 2019 compared to $8.7 million for the three months ended September 30, 2018. As a percentage of sales, research and product development expenses were 14% for the three months ended September 30, 2019, compared to 12% for the three months ended September 30, 2018. Research and product development expenses increased 12% or $3.2 million to $29.5 million for the nine months ended September 30, 2019 compared to $26.3 million for the nine months ended September 30, 2018. As a percentage of sales, research and product development expenses were 13% for the nine months ended September 30, 2019 and 2018. The increase in research and product development expenses was primarily due to the Keymile Acquisition. We intend to continue to invest in research and product development to attain our strategic product development objectives while seeking to manage the associated costs through expense controls.  We have grown our research and development capabilities, particularly in software development, by using lower cost centers like Vietnam.

Selling, Marketing, General and Administrative Expenses

Selling, marketing, general and administrative expenses increased 42% or $4.6 million to $15.7 million for the three months ended September 30, 2019, compared to $11.1 million for the three months ended September 30, 2018. As a percentage of sales, selling, marketing, general and administrative expenses were 22% for the three months ended September 30, 2019, compared to 16% for the three months ended September 30, 2018. Selling, marketing, general and administrative expenses increased 30% or $10.5 million to $45.7 million for the nine months ended September 30, 2019, compared to $35.2 million for the nine months ended September 30, 2018. As a percentage of sales, selling, marketing, general and administrative expenses were 20% for the nine months ended September 30, 2019, compared to 17% for the nine months ended September 30, 2018. The increase in selling, marketing, general and administrative expenses was primarily due to the impact of the Keymile Acquisition and growth in business as we continue to expand our presence internationally.

Income Tax Provision

Income tax expense for the three and nine months ended September 30, 2019 was $0.3 million and $1.1 million, respectively, on pre-tax loss of $3.7 million and $2.0 million, respectively.  Income tax expense for the three and nine months ended September 30, 2018 was $0.7 million and $1.1 million, respectively, on pre-tax income of $2.6 million and $4.4 million, respectively. For the three and nine months ended September 30, 2019 and September 30, 2018, the effective income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in the United States and the mix of earnings generated by our wholly owned foreign subsidiaries.

OTHER PERFORMANCE MEASURES

In managing our business and assessing our financial performance, we supplement the information provided by our U.S. GAAP results with adjusted earnings before interest, taxes, depreciation and amortization and the impact of certain other charges or transactions, or Adjusted EBITDA, a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss), as defined by GAAP, before (i) interest expense, net, (ii) provision (benefit) for income taxes, (iii) depreciation and amortization expense, (iv) stock-based compensation expenses, and (v) the impact of material transactions or events that we believe are not indicative of our core operating performance, such as merger and acquisition transaction costs, inventory step-up valuation amortization, bargain purchase gain, gain or (loss) on sale of assets or impairment of fixed assets, any of which may or may not be recurring in nature. We believe that the presentation of Adjusted EBITDA enhances the usefulness of our financial information by presenting a measure that management uses internally to monitor and evaluate our operating performance and to evaluate the effectiveness of our business strategies. We believe Adjusted EBITDA also assists investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes the impact of items that we do not believe reflect our core operating performance.

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

•

Stock-based compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period; and

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

Set forth below is a reconciliation of Adjusted EBITDA and net income, which we consider to be the most directly comparable U.S. GAAP financial measure to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(3,996)	$1,827	$(3,069)	$3,323
Add (less):
Interest expense, net	750	405	2,715	1,127
Income tax expense	289	735	1,098	1,071
Depreciation and amortization	1,343	652	4,110	2,033
Stock-based compensation	1,182	617	2,818	1,357
Acquisition costs	—	139	337	139
Inventory step-up valuation amortization	175	—	577	—
Bargain purchase gain	—	—	(334)	—
Adjusted EBITDA	$(257)	$4,375	$8,252	$9,050

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

The following table summarizes the information regarding our cash and cash equivalents and working capital (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$47,851	$27,709
Working capital	119,938	75,280

Operating Activities

Net cash used in operating activities increased by $6.2 million to $21.9 million for the nine months ended September 30, 2019 from $15.7 million for the nine months ended September 30, 2018 primarily due to the decrease in earnings between the two periods and the net effect of changes in operating assets and liabilities during the period.

Investing Activities

Net cash used in investing activities increased by $5.4 million to $6.2 million for the nine months ended September 30, 2019 from $0.8 million for the nine months ended September 30, 2018. This increase was primarily due to the payment of the purchase price of $11.8 million, net of cash received of $7.1 million, in the Keymile Acquisition.

Financing Activities

Net cash provided by financing activities increased by $31.0 million to $46.2 million for the nine months ended September 30, 2019 from $15.2 million for the nine months ended September 30, 2018. This increase was primarily due to the public stock offering in May 2019 in which we received $42.5 million in net proceeds and the borrowing proceeds received upon entry into the PNC Facility (defined below), partially offset by repayments of short-term and long-term borrowings.

Cash Management

Our primary source of liquidity comes from our cash and cash equivalents, which totaled $47.9 million at September 30, 2019, as well as our PNC Bank Facility, under which we had aggregate revolving line availability of $12.0 million as of September 30, 2019. Our cash and cash equivalents as of September 30, 2019 included $7.4 million in cash balances held by our international subsidiaries.

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

The Credit Agreements contain certain covenants, limitations, and conditions with respect to the Borrowers and their subsidiaries, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum liquidity covenant, as well as financial reporting obligations, and customary events of default. If an event of default occurs, the agent and lenders will be entitled to take various actions, including requiring the immediate repayment of all outstanding amounts under the Credit Agreements, terminating commitments to make additional advances and selling the assets of the Borrowers and their subsidiary guarantors to satisfy the obligations under the Credit Agreements. At September 30, 2019, the Company was not in compliance with the maximum leverage ratio financial covenant in the Credit Agreements, which represents an event of default thereunder. On November 8, 2019, the Company obtained a waiver of the foregoing event of default from the lenders under the Credit Agreements. As a condition for the issuance of the waiver, the Company voluntarily prepaid $10.0 million of the outstanding term loan and paid a one-time fee of $150,000. Uncertainty exists as to the Company’s ability to meet these financial covenants at the respective reporting dates during the next twelve months. As a result, the Company is in the process of renegotiating these financial covenants with the banks; however, there is no assurance that the Company will be able to successfully complete such renegotiations. If the Company violates covenants in the Credit Agreements or the contemplated amended covenants, the Company could be required to repay the amounts then outstanding under the Credit Agreements.

As of September 30, 2019, we had $23.8 million in outstanding term loan borrowings and no outstanding revolving line of credit borrowings under the Credit Agreements.  On July 2, 2019, $4.4 million in outstanding borrowings under the revolving line of credit (which represented all outstanding borrowings under the revolving line of credit) was paid in full.

As of September 30, 2019, the interest rate on the term loan was 8.12%. Deferred financing cost of $1.5 million as of September 30, 2019 has been netted against the aggregate principal amount of the PNC term loan in the unaudited condensed consolidated balance sheet as of September 30, 2019.

Former Wells Fargo Bank Facility

On February 27, 2019, in connection with the entry into the PNC Facility, we repaid $1.5 million in principal amount of outstanding borrowings plus accrued interest and fees under the Former WFB Facility, cash collateralized $3.6 million outstanding letters of credit under the Former WFB Facility and terminated the Former WFB Facility.

Working Capital Loan

On October 1, 2018, as a condition for the Keymile Acquisition, the former stockholder of Keymile extended a €4.0 million ($4.4 million) working capital loan to Keymile. The working capital loan bears interest at a rate of 3.5% per annum and is scheduled for repayment in two equal installments.  The first payment of €2 million ($2.2 million) was made in April 2019 and the balance is due in November 2019. As of September 30, 2019, the outstanding balance under this working capital loan was €2.0 million ($2.2 million). Subsequently in November 2019, the Company fully repaid all the outstanding borrowings under this working capital loan.

Bank and Trade Facilities - Foreign Operations

Certain of our foreign subsidiaries have entered into various financing arrangements with foreign banks and other lending institutions consisting primarily of revolving lines of credit, trade facilities, term loans and export development loans. These facilities are renewed as they mature and are generally secured by a security interest in certain assets of the applicable foreign subsidiaries and supported by guarantees given by DNI or third parties. Payments under such facilities are made in accordance with the given lender’s amortization schedules. As of September 30, 2019 and December 31, 2018, we had an aggregate outstanding balance of $20.6 million and $24.8 million, respectively, under such financing arrangements, and the interest rate per annum applicable to outstanding borrowings under these financing arrangements ranged from 0% to 5.49% as of September 30, 2019.

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

In February 2016, DNS borrowed $1.8 million from DNI for capital investment with an interest rate of 4.6% per annum. On February 27, 2019, in connection with the entry into the PNC Facility, the parties amended the terms of this loan to extend the repayment date until May 27, 2022. As of September 30, 2019, the $1.8 million balance of the loan remained outstanding.

On December 27, 2018, we entered into a Loan Agreement with DNI for a $6.0 million term loan with an interest rate of 4.6% per annum. On February 27, 2019, in connection with the entry into the PNC Facility, the parties amended the terms of the term loan to extend the repayment date until May 27, 2022 and to terminate the security interest granted to DNI with respect to such term loan. As of September 30, 2019, the $6.0 million balance of the loan remained outstanding.

On March 27, 2018, Dasan Network Solutions, Inc., a subsidiary of the Company incorporated under the laws of Korea (“DNS Korea”), borrowed KRW6.5 billion ($5.8 million) from DNI. The loan bears interest at a rate of 4.6% and is secured by certain accounts receivable of DNS Korea. On February 27, 2019, in connection with the entry into the PNC Facility, the parties amended the terms of this loan to extend the repayment date until May 27, 2022. As of September 30, 2019, KRW1.5 billion ($1.3 million) remained outstanding.

Interest expense on these related-party borrowings was $0.1 million for each of the three months ended September 30, 2019 and 2018, and $0.3 million for each of the nine months ended September 30, 2019 and 2018.

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

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of September 30, 2019, two customers represented 17% and 12% of net accounts receivable, respectively, and receivables from customers in countries other than the United States represented 94% of net accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

Contractual Commitments

At September 30, 2019, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2019	2020	2021	2022	2023	Thereafter
Operating lease payments	$22,788	$1,259	$4,197	$3,890	$3,609	$3,460	$6,373
Other lease payments	406	145	226	35	—	—	—
Purchase commitments	3,188	3,188	—	—	—	—	—
Foreign debts	22,808	10,769	12,039	—	—	—	—
PNC debts	23,750	10,625	2,500	3,437	7,188	—	—
Long-term debt - related party	9,049	—	—	—	9,049	—	—
Royalty obligations	69	69	—	—	—	—	—
Total future contractual commitments	$82,058	$26,055	$18,962	$7,362	$19,846	$3,460	$6,373

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

Purchase Commitments

The purchase commitments shown above represent non-cancellable inventory purchase commitments as of September 30, 2019.

Short-term Debt

Our short-term debt obligations have been recorded as liabilities on our balance sheet, and as of September 30, 2019 are comprised of $20.6 million in outstanding borrowings under the credit facilities of our foreign subsidiaries, $12.5 million in outstanding borrowings under the Credit Agreements and $2.2 million in outstanding borrowings under a working capital loan from the former stockholder of Keymile. Such amounts represent scheduled principal repayments, but not the associated interest payments which may vary based on changes in market interest rates. At September 30, 2019, the interest rate per annum applicable to outstanding borrowings under the trade facilities of our foreign subsidiaries ranged from 0% to 5.49%, was 8.12% under the PNC term loan, and was 3.5% for the Keymile working capital loan. See above under "Cash Management" for further information about these facilities.

Related-Party Debt

As of September 30, 2019, we had an aggregate of $9.1 million in outstanding borrowings from DNI, which consisted of a $6.0 million unsecured subordinated term loan facility which matures in May 2022, a $1.8 million loan for capital investment which matures in May 2022, and KRW 1.5 billion ($1.3 million) outstanding under a secured loan from DNS Korea which matures in May 2022. All three loans bear interest at a rate of 4.6% per annum.

See “Cash Management” – “Related-Party Debt” above and Note 11 in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information about our related-party debt.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Concentration of Credit Risk

We are potentially exposed to concentrations of credit risk, through our cash and cash equivalents, which totaled $47.9 million at September 30, 2019, including $7.4 million held by our international subsidiaries and our accounts and other receivables, net, which totaled $108.9 million at September 30, 2019.  Cash and cash equivalents consist of financial deposit and money market accounts that are principally held with various domestic and international financial institutions with high credit standing. We perform ongoing credit evaluations of our customers and generally do not require collateral to secure our receivables. Allowances are maintained for potential doubtful accounts.

We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

For the three months ended September 30, 2019, one customer accounted for 11% of net revenue.  For the nine months ended September 30, 2019, no single customer accounted for 10% or more of net revenue.  For the three and nine months ended September 30, 2018, one customer accounted for 11% of net revenue.

As of September 30, 2019, two customers represented 17% and 12% of net accounts receivable, respectively. As of December 31, 2018, two customers represented 11% and 10% of net accounts receivable, respectively.

As of September 30, 2019 and December 31, 2018, receivables from customers in countries other than the United States represented 94% and 88%, respectively, of net accounts receivable.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our variable rate outstanding debt. As of September 30, 2019, our outstanding variable-interest debt balance was $44.4 million, which consisted of principal amount of borrowings under the short-term credit facilities of our foreign subsidiaries and term loan borrowings under the Credit Agreements (all of which bear interest at a variable rate). As of September 30, 2019, amounts borrowed under our short-term credit facilities bore interest ranging from 0% to 5.49%, and amounts borrowed under the PNC term loan bore interest at 8.12%. Assuming the outstanding balance on our variable rate debt remains constant over a year, a 1% increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.5 million. In addition, as of September 30, 2019, we had an aggregate of $11.2 million in outstanding borrowings from DNI and Riverside (all of which bear interest at a fixed rate of 4.6% and 3.5%, respectively).

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

We have performed a sensitivity analysis as of September 30, 2019 using a modeling technique that measures the impact on the balance sheet arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $3.5 million at September 30, 2019. This sensitivity analysis assumes a parallel adverse shift in foreign currency exchange rates, which do not always move in the same direction. Actual results may differ materially.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information required to be disclosed in our reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosures. Our disclosure controls and procedures include those components of our internal control over financial reporting intended to provide reasonable assurance that transactions are recorded as necessary to permit preparation of financials in accordance with U.S. GAAP.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. In the course of the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, because of the unresolved material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2019.

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

DNI owns a significant amount of our outstanding common stock and has the ability to exert significant influence or control over any matters that require stockholder approval, including the election of directors and the approval of certain transactions, and DNI’s interests may conflict with our interests and the interests of other stockholders

As of September 30, 2019, DNI owned approximately 44.4% of the outstanding shares of our common stock, representing a significant amount of the votes entitled to be cast by the holders of our outstanding common stock at a stockholder meeting. Due to its significant ownership percentage of our common stock DNI has the ability to substantially influence or control the outcome of any matter submitted for the vote of our stockholders, including the election of directors and the approval of certain transaction. The interests of DNI may conflict with the interests of our other stockholders or with holders of our indebtedness and may cause us to take actions that our other stockholders or holders of our indebtedness do not view as beneficial.

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

The United States has recently imposed tariffs on a wide-range of products and goods manufactured in China that are directly or indirectly imported into the United States, and it has announced plans to impose additional tariffs on products and goods manufactured in China. In response, various countries and economic regions have announced plans or intentions to impose retaliatory tariffs on a wide-range of products they import from the United States. These newly imposed, announced and threatened U.S. tariffs and retaliatory tariffs could have the effect of increasing the cost of materials we use to manufacture certain products, which could result in lower margins. The tariffs could also result in disruptions to our supply chain, as suppliers struggle to fill orders from companies trying to purchase goods in bulk ahead of announced tariffs. Although we currently believe that the incremental costs to us of these tariffs will be immaterial, if the amount of these tariffs increases or if the tariffs apply to additional categories of components used in our manufacturing activities, and if we are unable to pass on the costs of tariffs to our customers, our operating results would be harmed. In addition, changes in the political environment, governmental policies, international trade policies and relations, or U.S.-China relations could result in revisions to laws or regulations or their interpretation and enforcement, trade sanctions, or retaliatory actions by China in response to U.S. actions, which could have an adverse effect on our customers, business plans and operating results.

Until the Company hires a permanent Chief Financial Officer, our Chief Executive Officer will also be serving as our interim Chief Financial Officer, which could have an adverse impact on our business.

Following the formerly-announced resignation of our former Chief Financial Officer, Michael Golomb, Mr. Il Yung Kim, the Chief Executive Officer of the Company, was appointed to serve as our interim Chief Financial Officer. As a result of this change, Mr. Il Yung Kim has taken on substantially more responsibility for the management of our business and of our financial reporting, which has resulted in greater workload demands and could divert his attention away from certain key areas of our business. Mr. Kim’s serving in a temporary dual capacity of Chief Executive Officer and interim Chief Financial Officer of the Company may have a disruptive impact on our ability to implement our strategy and could adversely affect our business, internal controls, financial condition and results of operations.  Until we find and integrate a permanent Chief Financial Officer, we may be unable to successfully manage and grow our business, and our results of operations, internal controls and financial condition could suffer as a result. Leadership transitions can be inherently difficult to manage and may cause uncertainty and decreased productivity among our employees and increase the likelihood of turnover, which could result in significant disruptions to our operations. We could be adversely affected if we fail to adequately plan for the succession of members of our senior management team should we have additional departures. Finally, we continue to execute a number of significant business initiatives. Successfully managing these initiatives, including retention of key employees, is critical to our business success.

Item 5.	Other Information

As noted above, at September 30, 2019, the Company was not in compliance with the maximum leverage ratio financial covenant in the Credit Agreements, which represents an event of default thereunder. On November 8, 2019, the Company obtained a waiver of the foregoing event of default from the lenders under the Credit Agreements (the “Waiver”). As a condition for the issuance of the Waiver, the Company voluntarily prepaid $10.0 million of the outstanding term loan and paid a one-time fee of $150,000.  The foregoing description of the Waiver is qualified in its entirety by reference to the Waiver, a copy of which is filed as Exhibit 10.3 hereto.

Item 6.	Exhibits

The exhibits required to be filed with this quarterly report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

2.1

Share Transfer Agreement dated as of July 31, 2019 by and between Handysoft, Inc. and DASAN Zhone Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2019).

10.1+	General Release of Claims and Consulting Agreement dated August 30, 2019 by and between DASAN Zhone Solutions, Inc. and Michael Golomb.

10.2

Office Lease dated July 9, 2019, by and between DASAN Zhone Solutions, Inc. and Family Stations, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2019).

10.3	Letter Agreement dated November 8, 2019 by and among PNC Bank, N.A., Citibank, N.A. and DASAN Zhone Solutions, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DASAN ZHONE SOLUTIONS, INC.

Date: November 13, 2019
	By:	/s/ IL YUNG KIM
	Name:	Il Yung Kim
	Title:	President and Chief Executive Officer

	By:	/s/ IL YUNG KIM
	Name:	Il Yung Kim
	Title:	Interim Chief Financial Officer