Form 10-Q
period 2020-03-31
DASAN ZHONE SOLUTIONS INC
filed 2020-05-11
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No ☒

As of May 5, 2020 there were 21,513,373 shares outstanding of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$26,437	$28,747
Restricted cash	9,281	4,646
Accounts receivable - trade, net of allowance for doubtful accounts of $417 as of March 31, 2020 and $393 as of December 31, 2019	86,270	96,865
Other receivables	10,020	8,124
Contract assets	3,128	16,680
Inventories	39,912	35,439
Prepaid expenses and other current assets	5,974	4,185
Total current assets	181,022	194,686
Property, plant and equipment, net	6,716	6,769
Right-of-use assets from operating leases	18,778	20,469
Goodwill	3,977	3,977
Intangible assets, net	11,464	12,381
Deferred tax assets	2,364	1,622
Other assets	5,053	6,243
Total assets	$229,374	$246,147
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$35,634	$38,427
Short-term debt - bank and trade facilities	12,323	17,484
Other payables	1,966	3,278
Contract liabilities - current	3,305	3,567
Operating lease liabilities - current	4,005	4,201
Accrued and other liabilities	10,203	12,844
Total current liabilities	67,436	79,801
Long-term debt
Bank and trade facilities	—	9,937
Related party	27,348	9,096
Contract liabilities - non-current	3,152	3,230
Operating lease liabilities - non-current	16,667	18,154
Pension liabilities	15,768	17,671
Other long-term liabilities	1,714	1,710
Total liabilities	132,085	139,599
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, authorized 36,000 shares, 21,513 and 21,419 shares outstanding as of March 31, 2020 and December 31, 2019, respectively, at $0.001 par value	21	21
Additional paid-in capital	141,191	139,700
Accumulated other comprehensive loss	(5,918)	(3,939)
Accumulated deficit	(38,005)	(29,234)
Total stockholders’ equity	97,289	106,548
Total liabilities and stockholders’ equity	$229,374	$246,147

See accompanying notes to unaudited condensed consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Net revenue:
Third parties	$47,318	$73,234
Related parties	162	855
Total net revenue	47,480	74,089
Cost of revenue:
Products and services - third parties	30,956	48,172
Products and services - related parties	133	639
Amortization of intangible assets	396	408
Total cost of revenue	31,485	49,219
Gross profit	15,995	24,870
Operating expenses:
Research and product development	9,600	10,184
Selling, marketing, general and administrative	13,617	15,039
Amortization of intangible assets	372	472
Total operating expenses	23,589	25,695
Operating loss	(7,594)	(825)
Interest income	70	88
Interest expense	(643)	(871)
Loss on extinguishment of debt	(1,369)	—
Other income, net	760	228
Loss before income taxes	(8,776)	(1,380)
Income tax (benefit) provision	(5)	77
Net loss	(8,771)	(1,457)
Net income attributable to non-controlling interest	—	181
Net loss attributable to DASAN Zhone Solutions, Inc.	(8,771)	(1,638)

Foreign currency translation adjustments	(3,435)	(1,124)
Actuarial gain	1,456	—
Comprehensive loss	(10,750)	(2,581)
Comprehensive loss attributable to non- controlling interest	—	180
Comprehensive loss attributable to DASAN Zhone Solutions, Inc.	$(10,750)	$(2,761)

Net loss per share attributable to DASAN Zhone Solutions, Inc.
Basic	$(0.41)	$(0.10)
Diluted	$(0.41)	$(0.10)
Weighted average shares outstanding used to compute basic net loss per share	21,474	16,593
Weighted average shares outstanding used to compute diluted net loss per share	21,474	16,593

See accompanying notes to unaudited condensed consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity and Non-Controlling Interest

(In thousands, except per share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'	Non- controlling	Total stockholders' equity and non- controlling
	Shares	Amount	capital	income (loss)	deficit	equity	interest	interest
For the Three-Month Period Ended March 31, 2020:
Balance as of December 31, 2019	21,419	$21	$139,700	$(3,939)	$(29,234)	$106,548	$—	$106,548
Exercise of stock options and restricted stock grant	94	—	709	—	—	709	—	709
Stock-based compensation	—	—	782	—	—	782	—	782
Net loss	—	—	—	—	(8,771)	(8,771)	—	(8,771)
Other comprehensive loss	—	—	—	(1,979)	—	(1,979)	—	(1,979)
Balance as of March 31, 2020	21,513	$21	$141,191	$(5,918)	$(38,005)	$97,289	$—	$97,289

For the Three-Month Period Ended March 31, 2019:
Balance as of December 31, 2018	16,587	$16	$93,192	$(192)	$(15,777)	$77,239	$615	$77,854
Stock-based compensation	9	—	825	—	—	825	—	825
Net loss	—	—	—	—	(1,638)	(1,638)	181	(1,457)
Other comprehensive loss	—	—	—	(1,124)	—	(1,124)	(1)	(1,125)
Balance as of March 31, 2019	16,596	$16	$94,017	$(1,316)	$(17,415)	$75,302	$795	$76,097

See accompanying notes to unaudited condensed consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,771)	$(1,457)
Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation and amortization	1,256	1,417
Loss on extinguishment of debt	1,343	—
Amortization of deferred financing costs	141	73
Bargain purchase gain on acquisition	—	(334)
Stock-based compensation	782	825
Provision for inventory write-down	1,421	14
Allowance for doubtful accounts	24	223
Provision for sales returns	(231)	218
Unrealized gain on foreign currency transactions	(1,983)	(95)
Deferred taxes	(820)	19
Changes in operating assets and liabilities:
Accounts receivable	9,109	7,930
Contract assets	14,129	(6,967)
Inventories	(7,048)	3,828
Prepaid expenses and other assets	(3,285)	(207)
Accounts payable	(1,261)	(3,966)
Contract liabilities	(275)	(5,166)
Accrued and other liabilities	(3,937)	(1,331)
Net cash provided by (used in) operating activities	594	(4,976)
Cash flows from investing activities:
Purchases of property, plant and equipment	(560)	(109)
Acquisition of business, net of cash acquired	—	(4,697)
Net cash used in investing activities	(560)	(4,806)
Cash flows from financing activities:
Proceeds from short-term borrowings and line of credit	1,307	4,324
Repayments of short-term borrowings and line of credit	(4,167)	—
Proceeds from long-term borrowings	—	25,000
Repayments of borrowings	(13,125)	(17,052)
Proceeds from related party term loan	18,361	—
Repayments of related party term loan	—	(5,000)
Deferred financing costs	—	(2,184)
Proceeds from exercise of stock options	709	—
Net cash provided by financing activities	3,085	5,088
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(873)	(306)
Net increase in cash, cash equivalents and restricted cash	2,246	(5,000)
Cash, cash equivalents and restricted cash at beginning of period	33,635	35,648
Cash, cash equivalents and restricted cash at end of period	$35,881	$30,648

Reconciliation of cash, cash equivalents and restricted cash to statement of financial position	$26,437	$20,872
Cash and cash equivalents	9,281	9,165
Restricted cash	163	611
Long-term restricted cash	$35,881	$30,648

Supplemental disclosure of cash flow information:
Shares of the Company's common stock held in escrow	—	—
Cash paid during the period for:
Interest - bank and trade facilities	$424	$642
Interest - related party	$152	$173
Income taxes	$1,504	$589

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

DASAN Zhone Solutions, Inc. (referred to, collectively with its subsidiaries, as “DZS” or the “Company”) is a global provider of ultra-broadband network access solutions and communications platforms deployed by advanced Tier 1, 2 and 3 service providers and enterprise customers. The Company provides a wide array of reliable, cost-effective networking technologies, including broadband access, Ethernet switching, mobile backhaul, Passive Optical LAN and software-defined networks, to a diverse customer base that includes more than 1,200 customers in more than 120 countries worldwide.

DZS was incorporated under the laws of the state of Delaware in June 1999, under the name Zhone Technologies, Inc. The Company is headquartered in Alameda, California with flexible in-house production facilities in Seminole, Florida and Hannover, Germany, and contract manufacturers located in China, India, Korea and Vietnam. The Company also maintains offices to provide sales and customer support at global locations. On March 2, 2020, the Company announced its plans to relocate its corporate headquarters from Alameda, California to Plano, Texas and to establish a new U.S.-based Engineering Center of Excellence in Plano.

(b)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements include the accounts of the Company, its wholly owned subsidiaries and a subsidiary in which it had a controlling interest. All inter-company transactions and balances have been eliminated in consolidation.

The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 24, 2020. For a complete description of what the Company believes to be the critical accounting policies and estimates used in the preparation of its unaudited condensed consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

(c)	Risks and Uncertainties

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, assuming the Company will continue as a going concern.

The Company had net loss of $8.8 million for the three months ended March 31, 2020, and a net loss of $13.3 million for the year ended December 31, 2019. Additionally, the Company incurred significant losses in years prior to 2019. As of March 31, 2020, the Company had an accumulated deficit of $38.0 million and working capital of $113.5 million. As of March 31, 2020, the Company had $26.4 million in cash and cash equivalents, which included $8.7 million in cash balances held by its international subsidiaries, and $39.7 million in aggregate principal debt of which $12.3 million was reflected in current liabilities.

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

The Company’s ability to meet its obligations as they become due in the ordinary course of business for the next twelve (12) months will depend on its ability to (i) achieve forecasted results of operations, (ii) access funds approved under existing or new credit facilities and/or raise additional capital through sale of the Company’s common stock to the public, and (iii) effectively manage working capital requirements. If the Company cannot raise additional funds when it needs or wants them, its operations and prospects could be negatively affected. Management’s belief that it will achieve forecasted results of operations assumes that, among other things, the Company will continue to be successful in implementing its business strategy. If one or more of these factors do not occur as expected, it could cause the Company to fail to meet its obligations as they come due.

In December 2019, a strain of coronavirus, now known as COVID-19, was reported to have surfaced in Wuhan, China. Since that time, the widespread and sustained transmission of the virus has reached global pandemic status. In response to the pandemic, many national and international health agencies have recommended, and many countries and state, provincial and local governments have implemented, various measures, including travel bans and restrictions, limitations on public and private gatherings, business closures or operating restrictions, social distancing, and shelter-in-place orders. The health effects of the pandemic and the above measures taken in response thereto have had an effect on the global economy in general and has materially impacted and will likely continue to impact the Company’s financial condition, results of operations and cash flows. Given the ongoing and dynamic nature of the virus and the worldwide response related thereto, it is difficult to predict the full impact of the COVID-19 outbreak on our business. Due to the uncertainty around the future economic impact of the pandemic, the fair value measurements used in the Company’s impairment assessments could be negatively impacted and could result in future impairments of goodwill, intangibles and other long-lived assets. During the quarter ended March 31, 2020, the Company’s revenues declined relative to its prior expectations, in part due to the COVID-19 pandemic. The impact of a continued COVID-19 outbreak or sustained measures taken to limit or contain the outbreak could continue to have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Based on the Company's current plans and current business conditions, as of the date of this Quarterly Report on Form 10-Q, the Company believes that its existing cash, cash equivalents and available credit facilities will be sufficient to satisfy its anticipated cash requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q.

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

(e)	Revenue Disaggregation Information

The following table presents the revenues by source (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Revenue by source:
Products	$40,644	$69,582
Services	6,836	4,507
Total	$47,480	$74,089

The following summarizes required disclosures about geographical concentrations (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Revenue by geography:
United States	$7,598	$9,578
Canada	767	923
Total North America	8,365	10,501
Latin America	2,241	6,585
Europe, Middle East, Africa	12,447	18,414
Korea	9,624	15,851
Other Asia Pacific	14,803	22,738
Total International	39,115	63,588
Total	$47,480	$74,089

Contract Balances

The Company records contract assets when it has a right to consideration and records accounts receivable when it has an unconditional right to consideration. Contract liabilities consist of cash payments received (or unconditional rights to receive cash) in advance of fulfilling performance obligations.

The opening and closing balances of contract assets and contract liabilities related to contracts with customers are as follows:

	Contract Assets	Contract Liabilities
December 31, 2019	$16,680	$6,797
March 31, 2020	3,128	6,457
Decrease	$(13,552)	$(340)

The decrease in contract liabilities during the three months ended March 31, 2020 was primarily due to the revenue recognition criteria being met for previously deferred revenue, partially offset by invoiced amounts that did not yet meet the revenue recognition criteria. The amount of revenue recognized in the three months ended March 31, 2020 that was included in the prior period contract liability balance was $1.7 million. This revenue consists of services provided to customers who had been invoiced prior to the current year.

The decrease in contract assets during the three months ended March 31, 2020 was primarily due to billed products and services during the period.

(f)	Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and restricted cash which totaled $35.9 million at March 31, 2020, including $12.9 million held by its international subsidiaries.  Cash and cash equivalents consist of financial deposits and money market accounts that are principally held with various domestic and international financial institutions with high credit standing.

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts.

For the three months ended March 31, 2020, two customer accounted for 14% and 10% of net revenue, respectively. For the three months ended March 31, 2019, no customer accounted for 10% of net revenue.

As of March 31, 2020, two customers each represented 19% of net accounts receivable. As of December 31, 2019, two customers represented 18% and 11% of net accounts receivable, respectively, of net accounts receivable.

As of March 31, 2020 and December 31, 2019, receivables from customers in countries other than the United States represented 96% and 94%, respectively, of net accounts receivable.

(g)	Business Combinations

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

(h)	Defined Benefit Plans and Plan Assumptions

The Company provides certain defined benefit pension plans to employees in Germany and Japan. Pension accounting is intended to reflect the recognition of future benefit costs over the employees' average expected future service to the Company based on the terms of the plans and investment and funding decisions. To estimate the impact of these future payments and the Company’s decisions concerning funding of these obligations, the Company is required to make assumptions using actuarial concepts within the framework of U.S. GAAP. The critical assumption is the discount rate. Other important assumptions include expected future salary increases, expected future increases to benefit payments, expected retirement dates, employee turnover, retiree mortality rates and portfolio composition. The Company evaluates these assumptions at least annually, or more frequently when certain qualifying events occur.

(i)	Recent Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019 and May 2019, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, and ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, which provided additional implementation guidance on the previously issued ASU. The updated guidance is effective for the Company on January 1, 2022, and requires a modified retrospective adoption method. Early adoption is permitted.  The Company is currently assessing the potential impact of adopting this new guidance on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The updated guidance is effective for the Company on January 1, 2021, with early adoption permitted. The Company is currently assessing the potential impact of adopting this new guidance on its condensed consolidated financial statements.

(2)	Business Combinations

Keymile Acquisition

On January 3, 2019, ZTI Merger Subsidiary III Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“ZTI”), acquired all of the outstanding shares of Keymile GmbH (“Keymile”), a limited liability company organized under the laws of Germany, from Riverside KM Beteiligung GmbH (“Riverside”), a limited liability company organized under the laws of Germany, pursuant to a share purchase agreement (the “Keymile Acquisition”) for a final adjusted acquisition price of $9.3 million.  Following the closing of the acquisition, Keymile became a wholly owned subsidiary of the Company. The purchase price allocation resulted in the recognition of goodwill of approximately $1.0 million and the results of operations of Keymile are consolidated with the Company subsequent to the date of acquisition.  During the fourth quarter of 2019, the Company recognized an impairment charge for the full amount of the goodwill recognized in the Keymile Acquisition.

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

The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019, but require disclosure of their fair values: cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable, accrued liabilities, lease liabilities and debt.  The carrying values of financial instruments such as cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The carrying value of the Company's lease liabilities and debt approximates their fair values based on the current rates available to the Company for debt of similar terms and maturities.

(4)	Cash, Cash Equivalents and Restricted Cash

As of March 31, 2020 and December 31, 2019, the Company's cash and cash equivalents consisted of financial deposits. Restricted cash consisted primarily of cash restricted for performance bonds, warranty bonds and collateral for borrowings, and Long term restricted cash is included in other assets. Long term restricted cash was $0.2 million as of March 31, 2020 and December 31, 2019, respectively.

(5)	Balance Sheet Details

Balance sheet detail as of March 31, 2020 and December 31, 2019 is as follows (in thousands):

Inventories consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$18,695	$15,774
Work in process	1,890	1,458
Finished goods	19,327	18,207
Total inventories	$39,912	$35,439

Inventories provided as collateral for borrowings from Export-Import Bank of Korea amounted to $6.4 million and $6.7 million as of March 31, 2020 and December 31, 2019, respectively.

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Furniture and fixtures	$10,370	$10,803
Machinery and equipment	2,846	2,550
Leasehold improvements	4,231	4,267
Computers and software	2,076	1,990
Other	644	660
	20,167	20,270
Less: accumulated depreciation and amortization	(13,133)	(13,130)
Less: government grants	(318)	(371)
Total property, plant and equipment , net	$6,716	$6,769

Depreciation expense associated with property, plant and equipment for the three months ended March 31, 2020 and 2019 was $0.5 million for each period, respectively.

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

(6)	Goodwill and Intangible Assets

Goodwill was as follows (in thousands):

	March 31, 2020	December 31, 2019
Gross carrying amount	$4,980	$4,980
Less: accumulated impairment	(1,003)	(1,003)
Goodwill, net	$3,977	$3,977

As of March 31, 2020 and December 31, 2019, the net carrying value of goodwill is all attributable to the Company’s US reporting unit. As of March 31, 2020, the Company performed a goodwill impairment assessment for the US reporting unit, due to operating losses incurred by the US reporting unit during the first quarter of 2020 amid the worldwide effects of the COVID-19 pandemic. The fair value of the US reporting unit was estimated using an equal weighting of the guideline company and discounted cash flow methods. During the quarter ended March 31, 2020, the Company also refined its estimated cost allocations between the US reporting unit and the Korea and German reporting units to more appropriately estimate the projected cash flows expected to be generated from each of the Company’s reporting units used in the valuation models. The refinements in cost allocations had no impact on the Company’s segment conclusions and would not have impacted the 2019 annual goodwill impairment conclusions.

During the quarter ended March 31, 2020, the Company also refined its estimated cost allocations between the US reporting unit and the Korea and German reporting units to more appropriately estimate the projected cash flows expected to be generated from each of the Company’s reporting units used in the valuation models. The refinements in cost allocations had no impact on the Company’s segment conclusions and would not have impacted the 2019 annual goodwill impairment conclusions.

The Company did not recognize any impairment of goodwill during the three months ended March 31, 2020 or 2019.

Intangible assets consisted of the following (in thousands):

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$7,900	$(3,335)	$4,565
Customer relationships	8,727	(2,642)	6,085
Trade name	1,320	(506)	814
Total intangible assets, net	$17,947	$(6,483)	$11,464

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$7,994	$(3,027)	$4,967
Customer relationships	8,795	(2,458)	6,337
Trade name	1,346	(269)	1,077
Total intangible assets, net	$18,135	$(5,754)	$12,381

Amortization expense associated with intangible assets for each of the three months ended March 31, 2020 and 2019 was $0.8 million

The following table presents the future amortization expense of the Company’s intangible assets as of March 31, 2020 (in thousands):

Remainder of 2020	$2,299
2021	2,862
2022	2,454
2023	2,454
2014	524
Thereafter	871
Total	$11,464

Weighted average remaining life:
Developed technology	3.7 years
Customer relationships	5.7 years
Trade name	4.3 years

(7)	Debt

The following tables summarize the Company’s debt (in thousands):

	March 31, 2020
	Short-term	Long-term	Total
Bank and Trade Facilities - Foreign Operations	$12,323	$—	$12,323
Related Party	—	27,348	27,348
	$12,323	$27,348	$39,671

	December 31, 2019
	Short-term	Long-term	Total
PNC Credit Facilities	$2,500	$10,625	$13,125
Bank and Trade Facilities - Foreign Operations	15,779	—	15,779
Related Party	—	9,096	9,096
	$18,279	$19,721	$38,000
Less: unamortized deferred financing costs on the PNC Credit Facilities	(795)	(688)	(1,483)
	$17,484	$19,033	$36,517

The future principal maturities of our Term Loans for each of the next five years are as follows (in thousands):

Year ended December 31, 2020	$12,323
2021	—
2022	27,348
2023	—
2024	—
Thereafter	—
Total	$39,671

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

The Company used a portion of the funds borrowed from the term loan under the PNC Credit Facilities to (i) repay $5.0 million of existing related party indebtedness with Dasan Networks, Inc., the Company’s largest stockholder Dasan Networks, Inc. (“DNI”) plus accrued interest, (ii) repay $1.5 million revolving line of credit outstanding balance plus accrued interest and fees and cash collateralize $3.6 million in outstanding letters of credit under the Former WFB Facility, and (iii) repay $5.6 million in short-term debt in Korea and Japan. The Company’s obligations under the PNC Credit Facilities were secured by substantially all of the personal property assets of the Company and its subsidiaries that were co-borrowers or guarantors under the PNC Credit Facilities, including their intellectual property.

The PNC Credit Facilities had a three-year term and was scheduled to mature on February 27, 2022. The PNC Credit Facilities contemplated repayment of the term loan in quarterly installments over the term of the loan, with the balance of the term loan and revolving line of credit due at maturity.

As of December 31, 2019, the Company had $13.1 million in outstanding term loan borrowings under the PNC term loan, and no outstanding borrowings under the revolving line of credit.  The interest rate on the term loan was 8.12% at December 31, 2019.

On March 26, 2020, the Company paid the outstanding term loan borrowings in full and terminated the PNC Credit Facilities. In association with this debt repayment, the Company recorded a loss on extinguishment of debt of $1.4 million during the three months ended March 31, 2020.

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

As of March 31, 2020 and December 31, 2019, the Company had an aggregate outstanding balance of $12.3 million and $15.8 million, respectively, under such financing arrangements. The maturity dates and interest rates per annum applicable to outstanding borrowings under these financing arrangements are listed in the tables below (amount in thousands).

		As of March 31, 2020
		Maturity Date	Denomination	Interest rate (%)	Amount (in U.S. dollars)
The Export-Import Bank of Korea	Export development loan	7/1/2020	KRW	2.75	$4,908
Korea Development Bank	General loan	8/8/2020	KRW	3.0	4,090
Korea Development Bank	Credit facility	8/7/2020	USD	1.80 - 3.05	1,689
LGUPlus	General loan	6/17/2020	KRW	0	1,636
					$12,323

		As of December 31, 2019
		Maturity Date	Denomination	Interest rate (%)	Amount (in U.S. dollars)
NongHyup Bank	Credit facility	09/30/2020	USD	3.50 ~ 4.50	$2,091
The Export-Import Bank of Korea	Export development loan	07/01/2020	KRW	2.75	5,182
Korea Development Bank	General loan	08/08/2020	USD	3	4,319
Korea Development Bank	Credit facility	08/07/2020	KRW	3.00 ~ 3.15	2,460
LGUPlus	General loan	06/17/2020	KRW	0	1,727
					$15,779

As of March 31, 2020 and December 31, 2019, the Company had $1.7 million and $4.6 million in outstanding borrowings, respectively, and $1.2 million and $0.8 million committed as security for letters of credit under the Company's $19.0 million credit facility with certain foreign banks.

Related Party Debt

In February 2016, DNS California borrowed $1.8 million from DNI for capital investment with an interest rate of 4.6% per annum, payable annually.  On February 27, 2019, in connection with the entry into the PNC Credit Facilities, the Company amended the terms of this loan to extend the repayment date to May 27, 2022. As of March 31, 2020, $1.8 million remained outstanding.

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

In March 2018, DNS Korea borrowed $5.8 million from DNI of which $4.5 million was repaid on August 8, 2018. The loan bears interest at a rate of 4.6%. On February 27, 2019, in connection with the entry into the PNC Credit Facilities, the w amended the terms of this loan to extend the repayment date to May 27, 2022.  As of March 31, 2020, $1.3 million remained outstanding.

In December 2018, we entered into a Loan Agreement with DNI for a $6.0 million term loan with an interest rate of 4.6% per annum.  On February 27, 2019, in connection with the entry into the PNC Credit Facilities, we amended the terms of the term loan to extend the repayment date until May 27, 2022 and to terminate any security granted to DNI with respect to such term loan. As of March 31, 2020, $6.0 million remained outstanding.

The modifications resulting from the amendments described in the four preceding paragraphs were limited to the extension of the maturity dates and removal of the collateral on the outstanding term loans with DNI. There were no fees paid to DNI or external costs otherwise incurred in connection with these modifications.

On March 5, 2020, DNS Korea, the our wholly-owned, indirect subsidiary entered into a Loan Agreement with DNI (the “March 2020 DNI Loan”). The March 2020 DNI Loan was negotiated and approved on behalf of the Company and its subsidiaries by a special committee of the Board of Directors of the Company (the “Special Committee”) consisting of directors determined to be independent from DNI. The March 2020 DNI Loan consists of a term loan in the amount of KRW 22.4 billion ($18.5 million USD) with interest payable semi-annually at an annual rate of 4.6% and maturing on March 11, 2022. No principal payments are due on the March 2020 DNI Loan until the maturity date, but DNS Korea may prepay the loan, or a portion thereof, without penalty.

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

DNS Korea loaned the funds borrowed under the March 2020 DNI Loan to the Company, and the Company utilized a portion of such funds to repay in full and terminate the PNC Credit Facilities.

As of March 31, 2020, we had had borrowings of $27.3 million in outstanding from DN. The outstanding balance at March 31, 2020 consisted of the March 2020 DNI Loan of KRW 22.4 billion ($18.5 million USD), a $6.0 million unsecured subordinated term loan facility which matures in March 2022, a $1.8 million loan for capital investment which matures in May 2022, and KRW 1.5 billion ($1.3 million) outstanding under a secured loan from DNS Korea which matures in May 2022.  All four loans bear interest at a rate of 4.6% per annum.

Interest expense on these related party borrowings was $0.2 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

(8)	Defined Benefit Plans

The Company sponsors defined benefit plans for its employees in Keymile. Defined benefit plans provide pension benefits based on compensation and years of service. These plans were frozen as of September 30, 2003 and have not been offered to new employees after that date. The Company has recorded the underfunded status as of March 31, 2020 and December 31, 2019, respectively, as a long-term liability on the unaudited condensed consolidated balance sheets. The accumulated benefit obligation for the plans were $15.8 and $17.7 million as of March 31, 2020 and December 31, 2019, respectively.

Periodic benefit costs were as follows (in thousands):
	March 31, 2020	March 31, 2019
Interest costs	$38	$100
Net amortization costs	5	—
Period costs	$43	$100

During the three months ended March 31, 2020, the Company performed a voluntary interim measurement of the plan obligations, due to a significant increase in the discount rate since the last annual measurement date on December 31, 2019, and recorded an actuarial gain on pension plan of $1.5 million, as reflected on the unaudited condensed consolidated statement of comprehensive loss.

The Company holds life insurance contracts, with the Company as beneficiary, in the amount of $3.3 million as of March 31, 2020, related to individuals under the pension plans. These insurance contracts are classified as other assets on the Company’s consolidate consolidated balance sheet. The Company intends to use any proceeds from these policies to fund the pension plans. However, since the Company is the beneficiary on these policies, these assets have not been designated pension plan assets.

The weighted average assumptions used in determining the benefit obligation related to the plans are as follows:

	March 31, 2020	December 31, 2019
Discount rate	1.5%	0.9%
Rate of pension increase	1.7%	1.7%

(9)	Non-Controlling Interests

Non-controlling interests were as follows (in thousands):

Three Months Ended March 31,
2019
Beginning non-controlling interests	$615
Net income (loss) attributable to non-controlling interests	181
Foreign currency translation adjustments (OCI)	(1)
Ending non-controlling interests	$795

On July 31, 2019, the Company acquired the remaining 30.94% non-controlling interest of DZS Japan.

(10)	Related Party Transactions

Related Party Debt

As of March 31, 2020 and December 31, 2019, the Company had $27.3 million and $9.1 million, respectively, outstanding from related party borrowings from DNI. See Note 7 Debt for further information about the Company’s related party debt.

Other Related Party Transactions

Sales, cost of revenue, manufacturing (included in cost of revenue), research and product development, selling, marketing, general and administrative, interest expense and other expenses to and from related parties were as follows (in thousands) for the three months ended March 31, 2020 and March 31, 2019:

		Three Months Ended March 31, 2020
Counterparty	DNI ownership interest	Sales	Cost of revenue	Manufacturing (cost of revenue)*	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	N/A	$162	$133	$—	$—	$571	$151	$86
DASAN Ventures	33%	—	—	8	33	38	—	—
		$162	$133	$8	$33	$609	$151	$86

		Three Months Ended March 31, 2019
Counterparty	DNI ownership interest	Sales	Cost of revenue	Manufacturing (cost of revenue)*	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	N/A	$722	$535	$—	$—	$998	$141	$89
Tomato Soft Ltd.	100%	—	—	30	—	—	—	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	121	—	—	—
CHASAN Networks Co., Ltd	100%	—	—	278	21	—	—	161
HANDYSOFT, Inc.	18%	91	23	—	—	2	—	—
J-Mobile Corporation	90%	42	81	—	—	—	—	—
		$855	$639	$308	$142	$1,000	$141	$250

*

Manufacturing costs represent product purchases from and manufacturing activities performed by related parties, and are included in Cost of revenue on the unaudited consolidated statement of comprehensive loss.

The Company has entered into sales agreements with DNI and certain of its subsidiaries.  Sales and cost of revenue to DNI, DASAN France, DASAN INDIA Private Limited, and D-Mobile, represent finished goods produced by the Company that are sold to these related parties who sell the Company's products in Korea, France, India and Taiwan, respectively.

The Company has entered into an agreement with CHASAN Networks Co., Ltd. to provide manufacturing and research and development services for the Company. Under the agreement with CHASAN Networks., Ltd., the Company is charged a cost plus 7% fee for the manufacturing and development of certain deliverables.

The Company has entered into an agreement with Tomato Soft Ltd, a wholly owned subsidiary of DNI, to provide manufacturing and research and development services for the Company.

The Company has entered into an agreement with Tomato Soft (Xi'an) Ltd. to provide research and development services for the Company. Under the agreement with Tomato Soft (Xi'an) Ltd., the Company is charged an expected annual fee of $0.7 million for the development of certain deliverables.

On September 9, 2016, DZS acquired DNS California, through the merger of a wholly owned subsidiary of Zhone Technologies, Inc. with and into DNS California, with DNS California surviving as our wholly owned subsidiary (the “Merger”). Prior to the Merger, as DNS California was then a wholly owned subsidiary of DNI, DNI had sales agreements with certain customers on DNS California's behalf.  Since the Merger, due to these prior sales agreements, the Company has entered into an agreement with DNI in which DNI acts as a sales channel to these customers. Sales to DNI necessary for DNI to fulfill agreements with its customers are recorded net of royalty fees in related party revenue.

The Company shares office space with DNI and certain of DNI's subsidiaries.  Prior to the Merger, DNS California, then a wholly owned subsidiary of DNI, shared human resources, treasury and other administrative support with DNI.  As such, the Company entered into certain service sharing agreements with DNI and certain of its subsidiaries for the shared office space and shared administrative services.  Expenses related to rent and administrative services are allocated to the Company based on square footage occupied and headcount, respectively.

Other expenses to related parties represent expenses to DNI for its payment guarantees relating to the Company's borrowings.  The Company pays DNI a guarantee fee which is calculated as 0.9% of the guaranteed amount. Refer to Note 14 Commitments and Contingencies for more details about obligations guaranteed by DNI.

Balances of Receivables and Payables with Related Parties

Balances of receivables and payables arising from sales and purchases of goods and serviced with related parties as of March 31, 2020 and December 31, 2019 were included in the following balance sheet captions on the unaudited consolidated balance sheet, as follows (in thousands):

		As of March 31.2020
Counterparty	DNI ownership interest	Account receivables	Other receivables	Deposits for lease *	Long- term debt	Accounts payable	Other payables	Accrued and other liabilities
DNI	N/A	$28	$30	$672	$27,348	$180	$57	$118
DASAN Ventures	33%	—	—	—	—	—	28	—
		$28	$30	$672	$27,348	$180	$85	$118

		As of December 31, 2019
Counterparty	DNI ownership interest	Account receivables	Other receivables	Deposits for lease*	Loan Payable	Accounts payable	Other payables	Accrued and other liabilities
DNI	N/A	$—	$32	$709	$9,096	$—	$1,475	$119
Tomato Soft Ltd.	100%	—	—	—	—	—	10	—
Tomato Soft (Xi'an), Ltd	100%	—	—	—	—	—	45	—
Chasan Networks Co., Ltd.	100%	—	—	—	—	96	—	—
		$—	$32	$709	$9,096	$96	$1,530	$119

The related party receivables and payables balances are reflected in the respective balance sheet captions noted in the table headers above, other than:

*	Deposits for leases are included in Other assets in the unaudited condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.
(11)	Net Income Per Share Attributable to DASAN Zhone Solutions, Inc.

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

The following table is a reconciliation of the numerator and denominator in the basic and diluted net loss per share calculation (in thousands, except per share data) for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019
Net loss attributable to DASAN Zhone Solutions, Inc.	$(8,771)	$(1,638)
Weighted average number of shares outstanding:
Basic	21,474	16,593
Effect of dilutive securities:
Stock options, restricted stock units and share awards	—	—
Diluted	21,474	16,593
Net loss per share attributable to DASAN Zhone Solutions, Inc.:
Basic	$(0.41)	$(0.10)
Diluted	$(0.41)	$(0.10)

(12)	Leases

The Company leases certain properties and buildings (including manufacturing facilities, warehouses, and office spaces) and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists of operating leases which expire at various dates through 2027.

The components of lease expense were as follows for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	March 31, 2020	March 31, 2019
Operating lease cost	$1,410	$1,123
Variable lease cost	158	164
Short-term lease cost	36	101
Total net lease cost	$1,604	$1,388

Supplemental cash flow information related to the Company’s operating leases was as follows for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	March 31, 2020	March 31, 2019
Operating cash flows from operating leases	$1,403	$1,304
ROU assets obtained in exchange for operating lease obligations	$26	$—

The following table presents the weighted average remaining lease term and weighted average discount rates related to the Company’s operating leases as of March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020	December 31, 2019
Weighted average remaining lease term	2.3 years	3.5 years
Weighted average discount rate	6.1%	6.0%

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2020 (in thousands):

Remainder of 2020	$3,793
2021	4,825
2022	4,417
2023	3,991
2024	3,553
Thereafter	3,376
Total operating lease payments	23,955
Less: imputed interest	(3,283)
Total operating lease liabilities	$20,672

On March 2, 2020, the Company announced its plans to relocate its corporate headquarters from Oakland, California to Plano, Texas and establish a new U.S.-based Engineering Center of Excellence in Plano. On February 24, 2020, in connection with the planned relocation of the Company headquarters to Plano, the Company entered into two separate sublease agreements for office and laboratory space in Plano, TX. The commencement date of these leases is expected to occur in the second quarter of 2020. On the commencement date of these leases, the Company will recognize an aggregate of approximately $1.2 million in right-of-use assets and operating lease liabilities in connection with these leases.

(13)	Commitments and Contingencies

Warranties

The Company accrues warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one to five years from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs included in accrued and other liabilities (in thousands) for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019
Beginning balance	$1,610	$1,549
Charged to cost of revenue	33	140
Claims and settlements	(495)	(194)
Foreign exchange impact	(37)	(11)
Ending balance	$1,111	$1,484

Performance Bonds

In the normal course of operations, from time to time, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. As of March 31, 2020, the Company had $7.3 million of surety bonds guaranteed by third parties.

Purchase Commitments

The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. However, the Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments.  The amount of non-cancellable purchase commitments outstanding, net of reserve, was $5.6 million as of March 31, 2020.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue and is recorded in cost of revenue.

Payment Guarantees provided by Third Parties and DNI

The following table sets forth payment guarantees of the Company's indebtedness and other obligations as of March 31, 2020 that have been provided by third parties and DNI. DNI owns approximately 44.1% of the outstanding shares of the Company's common stock.  The amount guaranteed exceeds the principal amounts of outstanding obligations due to collateral requirements by the banks.

Guarantor	Amount Guaranteed (in thousands)	Description of Obligations Guaranteed
DNI	$8,400	Credit facility from Industrial Bank of Korea
DNI	1,963	Purchasing Card from Industrial Bank of Korea
DNI	8,400	Credit facility from Korea Development Bank
DNI	4,908	Borrowings from Korea Development Bank
DNI	6,000	Credit facility from NongHyup Bank
DNI	3,504	Borrowings from Export-Import Bank of Korea
DNI	3,000	Payment Guarantee from Shinhan Bank
DNI	1,570	Backed Loan from Shinhan Bank
PNC Bank, N.A.	4,859	Collateral for Standby Letter of Credit
Seoul Guarantee Insurance Co.	5,690	Performance Bond, Warranty Bond, etc. (*)
Industrial Bank of Korea	508	Bank Guarantee
Korea Development Bank	2,105	Letter of Credit
NongHyup Bank	765	Letter of Credit
Woori Bank	968	Bank Guarantee
Shinhan Bank	266	Purchasing Card
Shinhan Bank	685	Payment Guarantee
Citibank	291	Collateral for Standby Letter of Credit
	$53,882

*The Company is generally responsible for warranty liabilities for a period of two years with respect to major product sales and has, therefore, contracted for surety insurance for a portion of the warranty liabilities.

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

(14)	Income Taxes

Income tax expense (benefit) for the three months ended March 31, 2020 and 2019 was approximately $0.0 million and $0.1 million respectively, on pre-tax loss of $8.8 million and $1.4 million, respectively.

As of March 31, 2020, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by some of the Company’s wholly-owned foreign subsidiaries.

The total amount of unrecognized tax benefits, including interest and penalties, at March 31, 2020 was $1.0 million.  There were no significant changes to unrecognized tax benefits during the quarter ended March 31, 2020. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company is currently analyzing the impact of these changes and therefore an estimate of the impact to income taxes is not yet available.

(15)	Enterprise-Wide Information

The Company is a global provider of ultra-broadband network access solutions and communications platforms deployed by advanced Tier 1, 2 and 3 service providers and enterprise customers. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the Company unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure. The Company’s chief operating decision maker is the Company’s Chief Executive Officer, who reviews financial information presented on a consolidated basis accompanied with disaggregated revenues by geographic region for purposes of making operating decisions and assessing financial performance.

The Company attributes revenue from customers to individual countries based on location shipped. Refer to Note 1(e) Revenue disaggregation information, for the required disclosures about geographical concentrations and revenue by products and services and geography.

The Company's property, plant and equipment, net of accumulated depreciation, were located in the following geographical areas (in thousands) as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
United States	$3,007	$2,809
Korea	1,883	2,020
Japan and Vietnam	1,049	1,074
Taiwan and India	21	24
Germany	756	842
	$6,716	$6,769

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items in future periods; anticipated growth and trends in our business, industry or key markets; cost synergies, growth opportunities and other potential financial and operating benefits of the Merger and the acquisition of Keymile; future growth and revenues from our products; our plans and our ability to refinance or repay our existing indebtedness prior to the applicable maturity dates; our ability to access other capital to fund our future operations; future economic conditions and performance; the impact of the global outbreak of COVID-19; the impact of interest rate and foreign currency fluctuations; the anticipated relocation of our corporate headquarters to Texas; anticipated performance of products or services; competition; plans, objectives and strategies for future operations, including our pursuit or strategic acquisitions and our continued investment in research and development; other characterizations of future events or circumstances; and all other statements that are not statements of historical fact, are forward-looking statements within the meaning of the Securities Act and the Exchange Act. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•

the impact of the global COVID-19 outbreak on the Company’s business and operations, including as a result of travel bans related thereto, the health and wellbeing of our employees in affected areas, disruption of our supply chain and softening of demands for our products;

•	our ability to realize the anticipated cost savings, synergies and other benefits of the Merger and the acquisition of Keymile and any integration risks relating to the acquisition of Keymile;

•	our ability to generate sufficient revenue to achieve or sustain profitability;

•	our ability to raise additional capital to fund existing and future operations or to refinance or repay our existing indebtedness;

•	our ability to hire and retain key management and other personnel;

•	defects or other performance problems in our products;

•	any economic slowdown in the telecommunications industry that restricts or delays the purchase of our products by our customers;

•	commercial acceptance of our products;

•	intense competition in the communications equipment market from large equipment companies as well as private companies with products that address the same network needs as our products;

•	higher than anticipated expenses that we may incur;

•	any failure to comply with the periodic report filing and other requirements of The Nasdaq Stock Market for continued listing;

•	material weaknesses or other deficiencies in our internal control over financial reporting; and

•

additional factors discussed in Part II, Item 1A “Risk Factors” and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, as well as those described in our Annual Report on Form 10-K for the year ended December 31, 2019 and from time to time in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

As of March 31, 2020, we employed over 830 personnel worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

RECENT DEVELOPMENTS

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

On March 5, 2020, DNS Korea entered into a Loan Agreement with DNI, pursuant to which DNS Korea borrowed KRW 22.4 billion ($18.5 million USD) from DNI. DNS Korea subsequently loaned all of such borrowed funds to the Company, a portion of which were used to repay and terminate the PNC Credit Facilities.

RESULTS OF OPERATIONS

We list in the table below the historical condensed consolidated statement of comprehensive loss as a percentage of total net revenue for the periods indicated.

	Three Months Ended March 31,
	2020	2019
Net revenue:
Third parties	100%	99%
Related parties	—	1%
Total net revenue	100%	100%
Cost of revenue:
Products and services - third parties	65%	65%
Products and services - related parties	—	1%
Amortization of intangible assets	1%	—
Total cost of revenue	66%	66%
Gross profit	34%	34%
Operating expenses:
Research and product development	20%	14%
Selling, marketing, general and administrative	29%	20%
Amortization of intangible assets	1%	1%
Total operating expenses	50%	35%
Operating loss	(16)%	(1)%
Interest income	—	—
Interest expense	(1)%	(1)%
Loss on extinguishment of debt	(3)%	—
Other income (loss), net	2%	—
Loss before income taxes	(18)%	(2)%
Income tax provision	—	—
Net loss	(18)%	(2)%
Net income attributable to non-controlling interest	—	—
Net loss attributable to DASAN Zhone Solutions, Inc.	(18)%	(2)%

Net Revenue

The following table presents our revenues by source (in millions):

	Three Months Ended March 31,
	2020	2019	Increase/ (Decrease)	% change
Products	$40.7	$69.6	$(28.9)	(42)%
Services	6.8	4.5	2.3	51%
Total	$47.5	$74.1	$(26.6)	(36)%

For the three months ended March 31, 2020, product revenue decreased by 42% or $28.9 million to $40.7 million from $69.6 million in the same period last year. For the three months ended March 31, 2020, service revenue increased by 51% or $2.3 million to $6.8 million from $4.5 million in the same period last year. The decrease in product revenue during the period was primarily attributable to impacts from the worldwide COVID-19 pandemic, which resulted in disruptions to our supply chain, as well as decreased business operations by certain of our customers. The increase in service revenue was primarily related to a greater number of products under contract for maintenance and extended warranty.

Information about our net revenue for North America and international markets is summarized below (in millions):

	Three Months Ended March 31,
	2020	2019	Increase/ (decrease)	% change
Revenue by geography:
United States	$7.6	$9.6	$(2.0)	(21)%
Canada	0.8	0.9	(0.1)	(11)%
Total North America	8.4	10.5	(2.1)	(20)%
Latin America	2.2	6.6	(4.4)	(67)%
Europe, Middle East, Africa	12.4	18.4	(6.0)	(33)%
Korea	9.6	15.9	(6.3)	(40)%
Other Asia Pacific	14.9	22.7	(7.8)	(34)%
Total International	39.1	63.6	(24.5)	(39)%
Total	$47.5	$74.1	$(26.6)	(36)%

From a geographical perspective, the decrease in net revenue for the three months ended March 31, 2020 was attributable to declining revenue in all regions except for Korea, and was largely attributed to impacts from the worldwide COVID-19 pandemic, resulting in disruptions to our supply chain and decreased business operations by certain of our customers.

Across non-U.S. markets, net revenue for the three months ended March 31, 2020 decreased 39% or $24.5 million to $39.1 million from $63.6 million from the same period last year, and represented 82% of total net revenue compared with 86% during the same period of 2019.  The decrease in international net revenue was primarily attributed to impacts from the worldwide COVID-19 pandemic.

For the three months ended March 31, 2020 two customer accounted for 14% and 10% of net revenue, respectively. For the three months ended March 31, 2019, no customer accounted for more 10% of net revenue.

We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large customers.  As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue decreased 36% or $17.7 million to $31.5 million for the three months ended March 31, 2020, compared to $49.2 million for the three months ended March 31, 2019.  Total cost of revenue was 66% of net revenue for each of the three months ended March 31, 2020 and March 31, 2019.

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

Research and Product Development Expenses

Research and product development expenses decreased 6% or $0.6 million to $9.6 million for the three months ended March 31, 2020, compared to $10.2 million for the three months ended March 31, 2019.  As a percentage of sales, research and product development expenses were 20% for the three months ended March 31, 2020, compared to 14% for the three months ended March 31, 2019.

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

Selling, marketing, general and administrative expenses decreased 9% or $1.4 million to $13.6 million for the three months ended March 31, 2020, compared to $15.0 million for the three months ended March 31, 2019. The decrease in selling, marketing, general and administrative costs in the three months ended March 31, 2020 relative to the same period in 2019 is largely due to restructuring activities, including reductions in force, undertaken during 2019.   As a percentage of sales, selling, marketing, general and administrative expenses were 29% for the three months ended March 31, 2020, compared to 20% for the three months ended March 31, 2019.  The increase in selling, marketing, general and administrative costs as a percentage of sales in the period relative to the first quarter of 2019 is due to the lower overall level of revenues in the three months ended March 31, 2020.

Income Tax Provision

Income tax benefit for the three months ended March 31, 2020 was approximately $5,000, compared to income tax expense for the three months ended March 31, 2019 of $0.1 million, on pre-tax loss of $8.8 million and $1.4 million, respectively. As of March 31, 2020, the income tax rate varied from the United States statutory income tax rate, primarily due to valuation allowances in the United States and taxable income generated by some of the Company’s foreign subsidiaries.

OTHER PERFORMANCE MEASURES

In managing our business and assessing our financial performance, we supplement the information provided by our U.S. GAAP results with adjusted earnings before stock-based compensation, interest, taxes, and depreciation, or Adjusted EBITDA, a non-U.S. GAAP financial measure. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, net, (ii) provision (benefit) for taxes, (iii) depreciation and amortization, (iv) stock-based compensation, and (v) the impact of material transactions or events that we believe are not indicative of our core operating performance, such as merger and acquisition transaction costs, inventory valuation step-up amortization, purchase price adjustments, restructuring and other charges, goodwill impairment, bargain purchase gain, gain (loss) on sale of assets, impairment of long-lived assets or loss on debt extinguishment, any of which may or may not be recurring in nature. We believe that the presentation of Adjusted EBITDA enhances the usefulness of our financial information by presenting a measure that management uses internally to monitor and evaluate our operating performance and to evaluate the effectiveness of our business strategies. We believe Adjusted EBITDA also assists investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes the impact of items that we do not believe reflect our core operating performance.

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

Set forth below is a reconciliation of Adjusted EBITDA and net income, which we consider to be the most directly comparable U.S. GAAP financial measure to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(8,771)	$(1,457)
Add (less):
Interest expense, net	573	783
Income tax (benefit) expense	(5)	77
Depreciation and amortization	1,256	1,417
Stock-based compensation	782	825
Acquisition costs	—	337
Inventory step-up valuation amortization	—	201
Bargain purchase gain	—	(334)
Loss on debt extinguishment	1,369	—
Adjusted EBITDA	$(4,796)	$1,849

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our unaudited condensed consolidated financial Statements, refer to Note 1, Organization and Summary of Significant Accounting Policies, in the notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by Note 1, Organization and Summary of Significant Accounting Policies, in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

The following table summarizes the information regarding our cash and cash equivalents and working capital (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$26,437	$28,747
Working capital	113,586	114,885

The Company had net loss of $8.8 million for the three months ended March 31, 2020 and a net loss of $13.3 million for the year ended December 31, 2019. Additionally, the Company incurred significant losses in years prior to 2019. As of March 31, 2020, the Company had an accumulated deficit of $38.0 million and working capital of $113.6 million. As of March 31, 2020, the Company had $26.4 million in cash and cash equivalents, which included $8.7 million in cash balances held by its international subsidiaries, and $39.7 million in aggregate principal debt of which $12.3 million was reflected in current liabilities.

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

However, we continue to focus on cost management, operating efficiency and restrictions on discretionary spending. In addition, if necessary, we may sell assets, issue debt or equity securities or purchase credit insurance. We may also reduce the scope of our planned product development, reduce sales and marketing efforts and reduce our operations in low margin regions, including reductions in headcount. In March 2020, as described below under the header March 2020 DNI Loan, we entered into a Loan Agreement with DNI, and used a portion of such funds to repay in full and terminate the Company’s existing credit facility with PNC Bank. Based on our current plans and current business conditions, as of the date of this Quarterly Report on Form 10-Q, we believe that these measures along with our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next twelve (12) months from the date of this Quarterly Report on Form 10-Q.

Our ability to meet our obligations as they become due in the ordinary course of business for the next twelve (12) months will depend on our ability (i) to achieve forecasted results of operations, (ii) access funds under new credit facilities and/or raise additional capital through sale of our common stock to the public, and (iii) effectively manage working capital requirements. If we cannot raise additional funds when we need or wants them, our operations and prospects could be negatively affected. While we believe that we are likely to achieve forecasted results of operations if we are successful in implementing our business, the impact of the COVID-19 pandemic provides great uncertainty with respect to our future operations, could result in a material decline in our operating cash flows and could cause us to fail to meet our obligations as they come due.

In December 2019, a strain of coronavirus, now known as COVID-19, was reported to have surfaced in Wuhan, China. Since that time, the widespread and sustained transmission of the virus has reached global pandemic status. In response to the pandemic, many national and international health agencies have recommended, and many countries and state, provincial and local governments have implemented, various measures, including travel bans and restrictions, limitations on public and private gatherings, business closures or operating restrictions, social distancing, and shelter-in-place orders. The health effects of the pandemic and the above measures taken in response thereto have had an effect on the global economy in general and has materially impacted and will likely continue to impact the Company’s financial condition, results of operations and cash flows. Given the ongoing and dynamic nature of the virus and the worldwide response related thereto, it is difficult to predict the full impact of the COVID-19 outbreak on our business. During the quarter ended March 31, 2020, the Company’s revenues declined relative to its prior expectations, in part due to the COVID-19 pandemic. Due to the uncertainty around the future economic impact of the pandemic, the fair value measurements used in the Company’s impairment assessments could be negatively impacted and could result in future impairments of goodwill, intangibles and other long-lived assets. The impact of a continued COVID-19 outbreak or sustained measures taken to limit or contain the outbreak could continue to have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Operating Activities

Net cash provided by operating activities increased by $5.6 million to $0.6 million for the three months ended March 31, 2020 from net cash used in operating activities of $5.0 million for the three months ended March 31, 2019. The improvement in cash from changes in operating assets and liabilities was primarily due to collection accounts receivables, including amounts reflected in contract assets.

Investing Activities

Net cash used in investing activities decreased by $4.2 million to $0.6 million for the three months ended March 31, 2020 from $4.8 million for the three months ended March 31, 2019. This decrease was primarily due to the acquisition of Keymile in 2019.

Financing Activities

Cash provided by financing activities totaled $3.1 million for the three months ended March 31, 2020 and consisted primarily of proceeds from a related party loan, partially offset by a net outflow associated with the repayment of the PNC credit facility. This compared to cash provided by financing activities of $5.1 million for the three months ended March 31, 2019.

Cash Management

Our primary source of liquidity comes from our cash, cash equivalents and restricted cash, which totaled $35.9 million at March 31, 2020. Our cash and cash equivalents as of March 31, 2020 included $12.9 million in cash balances held by our international subsidiaries.

Debt Facilities

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

The Company used a portion of the proceeds of the March 2020 DNI Loan to repay in full and terminate the PNC Credit Facilities. Covenants under the March 2020 DNI Loan are significantly less restrictive than under the PNC Credit Facilities.

Bank and Trade Facilities - Foreign Operations

Certain of our foreign subsidiaries have entered into various financing arrangements with foreign banks and other lending institutions consisting primarily of revolving lines of credit, trade facilities, term loans and export development loans. These facilities are renewed on an annual basis and are generally secured by a security interest in certain assets of the applicable foreign subsidiaries and supported by guarantees given by DNI or third parties. Payments under such facilities are made in accordance with the given lender’s amortization schedules.  As of March 31, 2020 and December 31, 2019, we had an aggregate outstanding balance of $12.3 million and $15.8 million, respectively, under such financing arrangements, and the interest rate per annum applicable to outstanding borrowings under these financing arrangements ranged from 0% to 3.05% as of March 31, 2020.

Related Party Debt

In February 2016, DNS California borrowed $1.8 million from DNI for capital investment with an interest rate of 4.6% per annum. On February 27, 2019, in connection with the entry into the PNC Credit Facilities, the Company amended the terms of this loan to extend the repayment date to May 27, 2022. As of March 31, 2020, the $1.8 million remained outstanding.

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

In March 2018, DNS Korea borrowed $5.8 million from DNI, of which $4.5 million was repaid on August 8, 2018.  The loan bears interest at a rate of 4.6%. On February 27, 2019, in connection with the entry into the PNC Credit Facilities, the Company amended the terms of this loan to extend the repayment date to May 27, 2022. As of March 31, 2020, $1.3 million remained outstanding.

In December, 2018, the Company entered into a loan agreement with DNI, for a $6.0 million term loan with an interest rate of 4.6% per annum.  On February 27, 2019, in connection with the entry into the PNC Credit Facilities, the Company amended the terms of the term loan to extend the repayment date to May 27, 2022 and to terminate any security granted to DNI with respect to such term loan. As of March 31, 2020, the $6.0 million remained outstanding.

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

DNS Korea loaned the funds borrowed under the March 2020 DNI Loan to the Company, and the Company used a portion of such funds to repay in full and terminate the PNC Credit Facilities, described below.

As of March 31, 2020, the Company had borrowings of $27.3 million outstanding from DNI. The outstanding balance at March 31, 2020 consisted of the March 2020 DNI Loan of KRW 22.4 billion ($18.5 million USD), a $6.0 million unsecured subordinated term loan facility which matures in May 2022, a $1.8 million loan for capital investment which matures in May 2022, and KRW 1.5 billion ($1.3 million) outstanding under a secured loan to DNS Korea which matures in May 2022.  All four loans bear interest at a rate of 4.6% per annum.

Interest expense on these related party borrowings was $0.2 million and $0.1 million during the three months ended March 31, 2020 and 2019, respectively.

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

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances.  As of March 31, 2020, two customers each represented 19% of net accounts receivable, respectively, and receivables from customers in countries other than the United States represented 96% of net accounts receivable.  We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

Contractual Commitments

At March 31, 2020, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2020	2021	2022	2023	2024	Thereafter
Operating lease payments	$25,436	$3,890	$5,090	$4,691	$4,273	$3,842	$3,650
Short-term debt	12,323	12,323	—	—	—	—	—
Purchase commitments	5,565	5,565	—	—	—	—	—
Long-term debt - related party	27,348	—	—	27,348	—	—	—
Total future contractual commitments	$70,672	$21,778	$5,090	$32,039	$4,273	$3,842	$3,650

Operating Leases

Future minimum operating lease obligations in the table above include primarily payments for our office locations and manufacturing, research and development locations, which expire at various dates through 2025. See Note 14 “Leases” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion regarding our operating leases.

Purchase Commitments

The purchase commitments shown above represent non-cancellable inventory purchase commitments as of March 31, 2020.

Short-term and Long-term Debt

The debt obligation amount shown above represents scheduled principal repayments, but not the associated interest payments which may vary based on changes in market interest rates. See Note 7 “Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion regarding our debt agreements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.	Controls and Procedures

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.  The evaluation was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer.  In the course of the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, because of the unresolved material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2020.

Material Weakness in Internal Control Over Financial Reporting

In connection with the Company’s annual evaluation of its internal control over financial reporting conducted in accordance with SEC Rule 13a-15(c), the Company’s management, including our Chief Executive Officer and Chief Financial Officer, identified a material weakness in the Company’s internal control over financial reporting, and as a result thereof, determined that the Company’s internal control over financial reporting was not effective as of December 31, 2019.

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

We are subject to various legal proceedings, claims and litigation arising in the ordinary course of business.  While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position or results of operations.  However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position, results of operations and cash flows of the period in which the ruling occurs, or future periods.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2019 and in other filings we make with the SEC before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks Directly Related to the COVID-19 Pandemic

The COVID-19 pandemic has had a material impact on our business and could have a further material adverse effect on our business, financial condition and results of operations.

In December 2019, a strain of coronavirus, now known as COVID-19, was reported to have surfaced in Wuhan, China. Since that time, the widespread and sustained transmission of the virus has reached global pandemic status. In response to the pandemic, many national and international health agencies have recommended, and many countries and state, provincial and local governments have implemented, various measures, including travel bans and restrictions, limitations on public and private gatherings, business closures or operating restrictions, social distancing, and shelter-in-place orders.

The COVID-19 pandemic has had a significant impact on our first quarter 2020 results, resulting in decreased revenues, and may continue to have a significant impact on our results for the remainder of 2020 and beyond, as we have experienced a negative impact on our global supply chain and softer product demand due to the effects of the pandemic.  Given the ongoing and dynamic nature of the virus and the worldwide response related thereto, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The impact of a continued COVID-19 outbreak or sustained measures taken to limit or contain the outbreak could continue to have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our suppliers and contract manufacturers could fail to provide equipment or service on a timely basis as a result of disruption to the global supply chain due to the ongoing COVID-19 pandemic. If such failures occur, we may be unable to provide products and services as and when requested by our customers, or we may be unable to continue to maintain or upgrade our networks. Because of the cost and delays that can be associated with transitioning from one supplier to another, our business could be substantially disrupted if we were required to, or chose to, replace the products or services of one or more major suppliers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could increase our costs, decrease our operating efficiencies and have a material adverse effect on our business and financial condition.

The extent to which the ongoing COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including:

•	the duration of the pandemic;
•

governmental, business and other actions (which could include limitations on our operations or mandates to provide products or services) taken to limit the reach of the virus and the and impact of the pandemic;

•	the impact on our supply chain;
•

our eligibility for and receipt of government assistance offered through the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and any other legislation enacted by the U.S. to mitigate the economic effect of the COVID-19 pandemic;

•	the impact of the pandemic on worldwide economic activity;
•

the health of and the effect on our workforce and our ability to meet the staffing needs of our critical functions, particularly if members of our work force are quarantined as a result of exposure or unable to work remotely in areas subject to shelter-in-place orders;

•	any impairment in value of our tangible or intangible assets that could be recorded as a result of a weaker economic conditions; and
•

the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our team members and business partners, among others.

A sustained shelter-in-place order could adversely impact our operations and workforce, and remote working conditions could increase our susceptibility to a data breach.

In response to the ongoing COVID-19 pandemic, many local and state governments, including the state of California where our corporate headquarters are presently located, have instituted emergency restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. As a result, the majority of our workforce is working remotely from their homes. Remote working conditions may negatively affect our workforce’s productivity, result in disruptions to workflow and operations or make it more difficult for us to maintain proper internal controls over our financial reporting. Further, while we have taken steps to ensure the security of our data and to prevent security breaches, including through the use of authentications and VPNs, many of these measures are being deployed for the first time on a widespread and sustained basis, and there is no guarantee the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter some of the common risks associated with employees accessing Company data and systems remotely. As a result, we may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches.

Many of our customers operate in industries that have been disproportionately impacted by the COVID-19 pandemic, and the virus’s negative impact on their financial conditions and results of operations could have an adverse impact on our revenue.

While the industry in which we operate has not directly impacted to the same extent as other industries, many of our customers in our Enterprise FiberLAN™ business operate in industries such as hospitality, education and stadiums/facilities management, each of which has been greatly impacted by the ongoing COVID-19 pandemic and the protective measures put in place by the local and state governments of the regions in which they operate, such as shelter-in-place orders, business closures, travel restrictions and cancellations of large events. The adverse impacts that the virus and the accompanying protective measures have on our customers may influence their ability to purchase our products and solutions, make payments under their contracts with us, or it may lower their demand for our products and solutions as they take measures to cut costs and protect their businesses. As a result, our revenue may decline, which could have a material adverse effect on our results of operations and financial condition.

The ongoing COVID-19 pandemic could have a negative impact on the health of our employees which could be disruptive to our business and operations and may negatively impact productivity.

The ongoing COVID-19 pandemic has spread rapidly throughout the United States and the other regions in which we operate. As of March 31, 2020, there have been more than 900,000 positive tests for COVID-19 across the globe, with approximately 200,000 in the United States. The longer the pandemic continues, the more likely it is that one or more of our employees could contract the virus. If the virus spreads over a large portion of our workforce, it could have a material adverse effect on our operations. Additionally, if any of our executive officers were to test positive for COVID-19, it could have an adverse effect on our operations, including increased responsibilities for other executives, disruptions in operations or the inability of our executives to focus on essential Company business.

In addition, depending on the extent and duration of the ongoing COVID-19 pandemic, we may be subject to significant increases in healthcare costs if a significant number of our personnel become infected with COVID-19 and require medical treatment. As a result, any significant increases in healthcare costs as a result of COVID-19 or otherwise could have a material adverse impact on our business, financial condition and results of operations.

We have applied for government assistance under the CARES Act and a small business aid program administered by the German government. There can be no assurance that we or our subsidiaries will qualify for assistance under these or other programs. If we or our subsidiaries do qualify, there is no certainty as to the amount of assistance we will receive.

The CARES Act was enacted on March 27, 2020 and is an approximate $2 trillion emergency economic stimulus package passed in response to the COVID-19 pandemic. The CARES Act includes broad sweeping provisions including direct financial assistance to Americans in the form of one-time payments to individuals; aid to certain eligible businesses in the form of loans and grants; efforts to stabilize the U.S. economy and keep Americans employed in general; and support for healthcare professionals, patients and hospitals. Also included in the CARES Act are numerous income tax provisions including changes to the Net Operating Loss (“NOL”) rules and the business interest expense deduction rules under Internal Revenue Code Section 163(j). Factors that could affect our ability to receive funding include the finalization of regulations under the CARES Act and exhaustion of available funds, among other factors. Due to the recent enactment of this legislation, there is a high degree of uncertainty around its implementation and we continue to assess the potential impacts of this legislation on our business, results of operations, financial condition and cash flows. While the Company has made application for aid under the CARES Act and may make future application under other provisions of the act, there can be no assurance that we will receive any aid or funding under the CARES Act.

Additionally, the Company has applied for a loan under the German COVID-19 government aid package and may evaluate and consider application under other COVID-19 related foreign and domestic aid programs in the future. There can be no assurances that the Company will be approved for aid under any of these programs, and if approved, whether funding will be available at all or on conditions that are acceptable to the Company. While we may receive financial, tax or other relief and other benefits under and as a result of these assistance programs or others, it is not possible to estimate at this time the extent or impact of any such relief.

Risks Related to our Business

We have a significant amount of indebtedness.

As of March 31, 2020, the aggregate principal amount of our outstanding indebtedness was $39.7 million, consisting of $12.3 million in principal amount of outstanding borrowings under our short-term debt obligations and $27.4 million in long-term related party borrowings.  On March 5, 2020, DASAN Network Solutions, Inc., a corporation organized under the laws of the Republic of Korea, and an indirect, wholly owned subsidiary of the Company (“DNS Korea”) entered into a Loan Agreement with DNI, pursuant to which DNS Korea borrowed KRW 22.4 billion ($18.5 million USD) from DNI (the “March 2020 DNI Loan”). DNS Korea loaned such borrowed funds to the Company, a portion of which were used to repay and terminate the Company’s prior credit facilities with PNC Bank, National Association.

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

We need sufficient capital to fund our ongoing operations and may require additional financing in the future to expand our business, acquire assets or repay or refinance our existing debt. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing, any of which have been and may continue to be adversely impacted by the ongoing COVID-19 pandemic. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. Additionally, while there are no covenants in the March 2020 DNI Loan restricting our ability, or the ability of our subsidiaries, to borrow additional funds, the collateral requirements under the March 2020 DNI Loan may make it difficult to for us to obtain additional secured financing. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

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

As of March 31, 2020, we had approximately $26.4 million in cash and cash equivalents, including $8.7 million in cash balances held by our international subsidiaries. If our operating performance does not improve, and we are unable to raise additional capital (as discussed in the prior risk factor), we may be unable to adequately fund our existing operations. Our current liquidity condition exposes us to the following risks:

•	vulnerability to adverse economic conditions in our industry or the economy in general, including those created or exacerbated by the COVID-19 pandemic;
•	a substantial portion of available cash is dedicated to debt servicing, rather than other purposes, including operations and new product innovation;
•	limitations on our ability to adequately plan for, or react to, changes in our business and industry, including those created by the COVID-19 pandemic; and
•	negative investor and customer perceptions about our financial stability, which could limit our ability to obtain financing or acquire customers.

Our current liquidity condition could be further harmed, and we may incur significant losses or expend significant amounts of capital if:

•	the market for our products develops more slowly than anticipated or if it retracts;
•	we fail to establish market share or generate revenue at anticipated levels;

•	our capital expenditure forecasts change or prove to be inaccurate;
•	we fail to respond to unforeseen challenges or take advantage of unanticipated opportunities; or
•	the impact of the COVID-19 pandemic continues to negatively impact our business or further exacerbates any of the foregoing risks.

To meet our liquidity needs and to finance our capital expenditures and working capital needs for our business, we may be required to raise substantial additional capital, reduce our operations (including through the sale of assets or expense reduction measures) or both.

We have experienced significant losses and we may incur losses in the future. If we fail to generate sufficient revenue to sustain our profitability, our stock price could decline.

We had a net loss of $8.8 million for the three months ended March 31, 2020, and a net loss of $13.3 million for the year ended December 31, 2019. Additionally, we have incurred significant losses in years prior to 2019. We have an accumulated deficit of $38.0 million as of March 31, 2020. We have significant fixed expenses and expect that we will continue to incur substantial manufacturing, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the operation of our business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to acquisitions and the integration of new technologies and other acquisitions that may occur in the future. We may not be able to adequately manage costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to sustain profitability in future periods will depend on our ability to generate and sustain higher revenue while maintaining reasonable costs and expense levels. If we fail to generate sufficient revenue to sustain profitability in future periods, we may continue to incur operating losses, which could be substantial, and our stock price could decline.

Our future operating results are difficult to predict, and our stock price may continue to be volatile.

As a result of a variety of factors discussed in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019, our revenues for a particular quarter are difficult to predict. Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. The primary factors that could affect our results of operations include the following:

•	commercial acceptance of our products and services;
•	fluctuations in demand for network access products;
•	fluctuation in gross margin;
•	our ability to attract and retain qualified and key personnel;
•	the timing and size of orders from customers;
•	the ability of our customers to finance their purchase of our products as well as their own operations;
•	new product introductions, enhancements or announcements by our competitors;
•	our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;
•	changes in our pricing policies or the pricing policies of our competitors;
•	the loss of or failure to renew on commercially reasonable terms any third-party licenses necessary for or relating to our products;
•	the ability of our company and our contract manufacturers to attain and maintain production volumes and quality levels for our products;
•	our ability to obtain sufficient supplies of sole or limited source components;
•	increases in the prices of the components we purchase, or quality problems associated with these components;
•	unanticipated changes in regulatory requirements which may require us to redesign portions of our products;
•	changes in accounting rules;
•	integrating and operating any acquired businesses;

•	our ability to achieve targeted cost reductions;
•	how well we execute on our strategy and operating plans;
•	general economic conditions as well as those specific to the communications, internet and related industries; and
•	the economic uncertainty created by the ongoing COVID-19 pandemic, including its potentially adverse impact on all the foregoing factors.

Any of the foregoing factors, or any other factors discussed elsewhere herein or in our Annual Report on Form 10-K for the year ended December 31, 2019, could have a material adverse effect on our business, operations, financial condition and liquidity that could adversely affect our stock price. Further, the ongoing COVID-19 pandemic has resulted in severe disruption and volatility in the financial markets. We anticipate that our stock price and trading volume may be volatile in the future, whether due to the factors described above, volatility in public stock markets generally or otherwise.

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

As part of our business strategy, we have made investments in and acquired other companies, including Keymile in 2019, that we believe are complementary to our core business. In the future we may continue to make investments in or acquire other companies or complementary solutions or technologies. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. These transactions could also result in dilutive issuances of equity securities, the incurrence of debt or assumption of liabilities, and increase our risk of litigation exposure, which could adversely affect our operating results. In addition, if the resulting business from such a transaction fails to meet our expectations, our operating results, business, and financial condition may suffer or we may be exposed to unknown risks or liabilities.

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

•	litigation or other claims in connection with the acquired company, including claims for terminated employees, customers, former stockholders or other third parties; and
•	the disruption, economic and otherwise, created by the COVID-19 pandemic, including its potentially compounding effect on all the foregoing factors.

We have material weaknesses in our internal control over financial reporting, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and which may lead to a decline in our stock price.

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

Management determined that the Company did not maintain a sufficient complement of personnel with appropriate accounting knowledge, experience and training in the application of generally accepted accounting principles in the United States (“U.S. GAAP”), including accounting for significant unusual transactions. In addition, the Company did not maintain an effective control environment as it did not appropriately identify internal controls over inventory valuation and revenue. Also, management determined that the Company did not design and maintain effective controls over the financial closing process, including controls surrounding monitoring and review of the activity of its foreign subsidiaries. These material weaknesses could result in a misstatement in the financial statements that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected.

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

Our future revenue depends significantly on our ability to successfully develop, enhance and market our products and solutions to our target markets. Most network service providers have made substantial investments in their current infrastructure, and they may elect to remain with their current architectures or to adopt new architectures in limited stages or over extended periods of time. A decision by a customer to purchase our products will involve a significant capital investment. We must convince our service provider customers that they will achieve substantial benefits by deploying our products for future upgrades or expansions. We may experience difficulties with product reliability, partnering, and sales and marketing efforts that could adversely affect our business and divert management attention and resources from our core business. We do not know whether a viable market for our products and solutions will develop or be sustainable in our businesses. If these markets do not develop or develop more slowly than we expect, including as a result of conditions created by the ongoing COVID-19 pandemic, our business, operations, financial condition and liquidity will be materially harmed.

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

Sales activity in the service provider industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent to which service providers are affected by regulatory, economic and business conditions in the country of operations. Although some service providers may be increasing capital expenditures over the depressed levels that have prevailed over the last few years, weakness in orders from this industry could have a material adverse effect on our business, operations, financial condition and liquidity. Changes in technology, competition, overcapacity, changes in the service provider market, regulatory developments, adverse economic effects caused by the COVID-19 pandemic and constraints on capital availability have had a material adverse effect on many of our service provider customers, with many of these customers going out of business or substantially reducing their expansion plans. These conditions have materially harmed our business and operating results, and we expect that some or all of these conditions may continue for the foreseeable future. Finally, service provider customers typically have longer implementation cycles; require a broader range of services including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

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

In addition, the Company is subject to credit risk associated with the concentration of accounts receivable from its key customers. As of March 31, 2020, two (2) customers each represented 19% of net accounts receivable, respectively. As of December 31, 2019, two (2) customers represented 18% and 11% of net accounts receivable. If one or more of the Company’s top customers were to become bankrupt or insolvent or otherwise were unable to pay for the products and services provided by the Company, including as a result of conditions created by the COVID-19 pandemic, the Company may incur significant write-offs of accounts receivable or incur other impairment charges, which may have a material adverse effect on the Company’s results of operations.

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

There are additional risks to our intellectual property as a result on our international business operations.

We may face risks to our technology and intellectual property as a result of our conducting strategic business discussions outside of the United States, and particularly in jurisdictions that do not have comparable levels of protection of corporate proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. While these risks are common to many companies, conducting business in certain foreign jurisdictions, housing technology, data and intellectual property abroad, or licensing technology to joint ventures with foreign partners may have more significant exposure. For example, we have shared intellectual properties with entities in China, South Korea, India, Thailand, and Vietnam pursuant to confidentiality agreements in connection with discussions on potential strategic collaborations, which may expose us to material risks of theft of our proprietary information and other intellectual property, including technical data, manufacturing processes, data sets or other sensitive information. For example, our technology may be reverse engineered by the parties or other parties, which could result in our patents being infringed or our know-how or trade secrets stolen. The risk can be by direct intrusion wherein technology and intellectual property is stolen or compromised through cyber intrusions or physical theft through corporate espionage, including with the assistance of insiders, or via more indirect routes.

Claims that our current or future products or components contained in our products infringe the intellectual property rights of others may be costly and time consuming to defend and could adversely affect our ability to sell our products.

The communications equipment industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent, copyright, trademark and other intellectual property rights, that may relate to technologies and related standards that are relevant to us. From time to time, we receive correspondence from companies claiming that our products are using technology covered by or related to the intellectual property rights of these companies and inviting us to discuss or demanding licensing or royalty arrangements for the use of the technology or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These companies also include third-party non-practicing entities (also known as patent trolls) that focus on extracting royalties and settlements by enforcing patent rights through litigation or the threat of litigation. These companies typically have little or no product revenues and therefore our patents could provide little or no deterrence against such companies filing patent infringement lawsuits against us. In addition, third parties have initiated and could continue to initiate litigation against our manufacturers, suppliers, distributors or even our customers alleging infringement or misappropriation of their proprietary rights with respect to existing or future products, or components of our products. For example, various proceedings were commenced against Broadcom Inc. (“Broadcom”), a manufacturer of products for the wireless and broadband communications industry, and other parties alleging patent infringement in various jurisdictions, and in some cases the courts issued rulings adverse to Broadcom enjoining Broadcom from offering, distributing, using or importing products that include the challenged intellectual property. In February 2020, a federal jury found that Broadcom, among others, must pay $1.1 billion to the California Institute of Technology for infringing upon patents. Although we are not party to these proceedings, adverse rulings or injunctive relief awarded against Broadcom or other key suppliers of components for our products could result in delays or stoppages in the shipment of affected components, or require us to recall, modify or redesign our products containing such components. Regardless of the merit of claims against us or our manufacturers, suppliers, distributors or customers, intellectual property litigation can be time consuming and costly, and result in the diversion of the attention of technical and management personnel. Any such litigation could force us to stop manufacturing, selling, distributing, exporting, incorporating or using products or components that include the challenged intellectual property, or to recall, modify or redesign such products. In addition, if a party accuses us of infringing upon its proprietary rights, we may have to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all. If we are unsuccessful in any such litigation, we could be subject to significant liability for damages and loss of our proprietary rights. Any of these events or results could have a material adverse effect on our business, operations, financial condition and liquidity.

Our collection, processing, storage, use, and transmission of personal data could give rise to liabilities as a result of governmental regulation, increasing legal requirements.

We collect, process, store, use, and transmit personal data on a daily basis. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states have increased their focus on protecting personal data by law and regulation and have increased enforcement actions for violations of privacy and data protection requirements. The European Commission also recently approved and adopted the General Data Protection Regulation (GDPR), a recent data protection law, which became effective in May 2018. These data protection laws and regulations are intended to protect the privacy and security of personal data that is collected, processed, and transmitted in or from the relevant jurisdiction. The GDPR established new requirements applicable to the processing of personal data, affords new data protection rights to individuals and imposes significant penalties for data breaches. Individuals also have a right to compensation under the GDPR for financial or non-financial losses. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Any failure to comply with applicable regulations could also result in regulatory enforcement actions against us, subject us to negative publicity and significant penalties and ultimately cause an adverse effect on our business.

If we experience a significant disruption in, or breach in security of, our information technology systems, our business could be adversely affected.

We rely on several centralized information technology systems to provide products and services, maintain financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. If we experience a prolonged system disruption in the information technology systems that involve our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, our information technology systems could be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophes or other unforeseen events. Furthermore, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to the company or our employees, partners, customers or suppliers, which could result in significant financial, legal or reputational damage to the Company. In response to the COVID-19 pandemic, a large portion of our workforce is working remotely, and such remote working could exacerbate any of the foregoing risks.

Compliance or the failure to comply with current and future environmental regulations could cause us significant expense.

We are subject to a variety of federal, state, local and foreign environmental regulations. If we fail to comply with any present or future regulations, we could be subject to liabilities, the suspension of production or prohibitions on the sale of our products. In addition, such regulations could require us to incur other significant expenses to comply with environmental regulations, including expenses associated with the redesign of any non-compliant product. From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced and the impact that they could have on our operations or results. For example, in 2003 the European Union enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive and the Waste Electrical and Electronic Equipment Directive, for implementation in European Union member states. We are aware of similar legislation that is currently in force or has been considered in the U.S., as well as other countries, such as Japan and China. Implementation of and compliance with these laws may be costly or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Our failure to comply with any such regulatory requirements or contractual obligations could result in us being liable for costs, fines, penalties or third-party claims, and could jeopardize our ability to conduct business in countries or jurisdictions where such regulations apply.

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

Market turbulence and weak economic conditions, including those caused by the COVID-19 pandemic, as well as concerns about energy costs, geopolitical issues, the availability and cost of credit, business and consumer confidence, and unemployment could impact our business in a number of ways, including:

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

Negative impact from increased financial pressures on third-party dealers, distributors and retailers: We make sales in certain regions through third-party dealers, distributors and retailers. These third parties may be impacted, among other things, by a significant decrease in available credit. If credit pressures or other financial difficulties result in insolvency for these third parties and we are unable to successfully transition end customers to purchase our products from other third parties, or from us directly, it could adversely impact our business, operations, financial condition and liquidity.

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

We currently have significant operations in India, Korea, and Vietnam, as well as sales and technical support teams in various locations around the world. We continue to consider opportunities to expand our international operations in the future. The successful management and expansion of our international operations requires significant human effort and the commitment of substantial financial resources. Further, our international operations may be subject to certain risks, disruptions and challenges that could materially harm our business, operations, financial condition, and liquidity, including:

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

•	political considerations that affect service provider and government spending patterns;
•	differing technology standards or customer requirements;
•	developing and customizing our products for foreign countries;
•	fluctuations in currency exchange rates, foreign exchange controls and restrictions on cash repatriation;
•	longer accounts receivable collection cycles and financial instability of customers;
•	requirements for additional liquidity to fund our international operations;
•	pandemics, epidemics and other public health crises, such as the COVID-19 pandemic;
•	difficulties and excessive costs for staffing and managing foreign operations;
•	ineffective legal protection of our intellectual property rights in certain countries;
•	potentially adverse tax consequences; and
•	changes in a country’s or region’s political and economic conditions.

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

Our global headquarters are located in California near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster or power shortages or outages could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, in the event any of our facilities or the facilities of our suppliers, contract manufacturers, third-party service providers, or customers, is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, including the ongoing COVID-19 pandemic to the extent not already occurring, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control, our business and operating results could suffer. Disasters occurring at our or our vendors’ facilities also could impact our reputation.

Risks Related to our Industry

The telecommunications networking business requires the application of complex revenue and expense recognition rules and the regulatory environment affecting generally accepted accounting principles is uncertain. Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and harm our business.

The nature of our business requires the application of complex revenue and expense recognition rules and the current regulatory environment affecting U.S. GAAP is uncertain. Significant changes in U.S. GAAP could affect our financial statements going forward and may cause adverse, unexpected financial reporting fluctuations and harm our operating results. U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board, the Securities and Exchange Commission (SEC) and various bodies formed to promulgate and interpret appropriate accounting principles. In addition, we have in the past and may in the future need to significantly change our customer contracts, accounting systems and processes when we adopt future or proposed changes in accounting principles. The cost and effect of these changes may negatively impact our results of operations during the periods of transition.

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

As of March 31, 2020, DNI owned approximately 44.1% of the outstanding shares of our common stock, representing a significant amount of the votes entitled to be cast by the holders of our outstanding common stock at a stockholder meeting. Due to its significant ownership percentage of our common stock, DNI has the ability to substantially influence or control the outcome of any matter submitted for the vote of our stockholders, including the election of directors and the approval of certain transactions. The interests of DNI may conflict with the interests of our other stockholders or with holders of our indebtedness and may cause us to take actions that our other stockholders or holders of our indebtedness do not view as beneficial.

DNI’s large concentration of stock ownership may make it more difficult for a third party to acquire us or discourage a third party from seeking to acquire us. Any potential third-party acquirer would most likely need to negotiate any such transaction with DNI, and the interests of DNI with respect to such transaction may be different from the interests of our other stockholders or with holders of our indebtedness.

Additionally, two of the Company’s directors serve as executive officers of DNI – Min Woo Nam is the Chief Executive Officer and Chairman of the Board of Directors of DNI and Choon Yul Yoo is the Chief Operating Officer of DNI. Messrs. Nam and Yoo owe fiduciary duties to us and, in addition, have duties to DNI. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and DNI.

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
•

any action asserting a claim against the Corporation governed by the internal affairs doctrine, in each such case subject to said Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein; provided, that with respect to any derivative action or proceeding brought on our behalf to enforce any liability or duty created by the Exchange Act or the rules and regulations thereunder, the exclusive forum will be the federal district courts of the United States. The exclusive forum provision in our Bylaws does not apply to resolving any complaint asserting a cause of action arising under the Securities Act of 1933.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. The Supreme Court of the State of Delaware recently determined that the exclusive forum provision of federal district courts of the United States for resolving any complaint asserting a cause of action arising under the Securities Act is enforceable.

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

There is a limited public market for our common stock. The average daily trading volume in our common stock during the 3 months ended March 31, 2020 was approximately 67,000 shares per day. We cannot provide assurances that a more active trading market will develop or be sustained. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares of our common stock could result in significant price fluctuations and it may be difficult for holders to sell their shares without depressing the market price of our common stock.

DNI, our largest stockholder, owned 9.5 million shares of our common stock as of March 31, 2020 and has the right to require us to register, from time to time, the resale of those shares with the SEC. If DNI were to exercise its registration rights, its shares would become eligible for resale upon registration without restriction as to volume limitations. Our stock price could suffer a significant decline as a result of any sudden increase in the number of shares sold in the public market or market perception that the increased number of shares available for sale will exceed the demand for our common stock.

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

Item 5.	Other Information

None.

Item 6.	Exhibits

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

10.1

Loan Agreement dated March 3, 2020 and entered into as of March 4, 2020 by and between DASAN Networks, Inc. and DASAN Network Solutions, Inc. (Korea) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2020).

10.2

Intellectual Property Pledge Agreement dated March 3, 2020 and entered into as of March 4, 2020 by and between DASAN Networks, Inc. and DASAN Network Solutions, Inc. (Korea) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2020).

10.3

Share Pledge Agreement dated March 3, 2020 and entered into as of March 4, 2020 by and among DASAN Networks, Inc., DASAN Network Solutions, Inc. (Korea) and DASAN Network Solutions, Inc. (California) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2020).

10.4

Agreement of Sublease dated February 24, 2020 by and between Huawei Technologies USA, Inc. and Dasan Zhone Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2020).

10.5

Agreement of Sublease dated February 24, 2020 by and between Futurewei Technologies, Inc. and Dasan Zhone Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2020).

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

DASAN ZHONE SOLUTIONS, INC.

Date: May 11, 2020
	By:	/s/ IL YUNG KIM
	Name:	Il Yung Kim
	Title:	President and Chief Executive Officer

	By:	/s/ THOMAS J. CANCRO
	Name:	Thomas J. Cancro
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)