Form 10-Q
period 2020-06-30
DASAN ZHONE SOLUTIONS INC
filed 2020-08-10
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

000-32743

(Commission File Number)

DASAN ZHONE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3509099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5700 Tennyson Parkway, Suite 400 Plano, Texas	75024
(Address of principal executive offices)	(Zip code)

(469) 327-1531

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common stock, $0.001 par value	DZSI	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No ☒

As of August 4, 2020, there were 21,580,716 shares outstanding of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$37,971	$28,747
Restricted cash	9,211	4,646
Accounts receivable - trade, net of allowance for doubtful accounts of $513 as of June 30, 2020 and $393 as of December 31, 2019	89,178	96,865
Other receivables	9,482	8,124
Contract assets	11,767	16,680
Inventories	48,232	35,439
Prepaid expenses and other current assets	5,451	4,185
Total current assets	211,292	194,686
Property, plant and equipment, net	7,281	6,769
Right-of-use assets from operating leases	19,371	20,469
Goodwill	3,977	3,977
Intangible assets, net	10,838	12,381
Deferred tax assets	2,105	1,622
Other assets	5,039	6,243
Total assets	$259,903	$246,147
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$43,124	$38,427
Short-term debt - bank, trade facilities and secured borrowings	29,144	17,484
Other payables	1,568	3,278
Contract liabilities	5,233	3,567
Operating lease liabilities	4,268	4,201
Accrued and other liabilities	11,861	12,844
Total current liabilities	95,198	79,801
Long-term debt
Bank and trade facilities	—	9,937
Related party	27,688	9,096
Contract liabilities	2,959	3,230
Operating lease liabilities	17,127	18,154
Pension liabilities	17,219	17,671
Other long-term liabilities	1,794	1,710
Total liabilities	161,985	139,599
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, authorized 36,000 shares, 21,559 and 21,419 shares outstanding as of June 30, 2020 and December 31, 2019, respectively, at $0.001 par value	21	21
Additional paid-in capital	142,343	139,700
Accumulated other comprehensive loss	(6,285)	(3,939)
Accumulated deficit	(38,161)	(29,234)
Total stockholders’ equity	97,918	106,548
Total liabilities and stockholders’ equity	$259,903	$246,147

See accompanying notes to unaudited condensed consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenue:
Third parties	$69,169	$82,790	$116,487	$156,115
Related parties	1,363	874	1,525	1,638
Total net revenue	70,532	83,664	118,012	157,753
Cost of revenue:
Products and services - third parties	45,197	54,855	76,153	103,050
Products and services - related parties	1,172	621	1,305	1,237
Amortization of intangible assets	395	406	791	814
Total cost of revenue	46,764	55,882	78,249	105,101
Gross profit	23,768	27,782	39,763	52,652
Operating expenses:
Research and product development	8,362	9,430	17,962	19,614
Selling, marketing, general and administrative	13,303	14,929	26,920	29,968
Amortization of intangible assets	371	470	743	942
Total operating expenses	22,036	24,829	45,625	50,524
Operating income (loss)	1,732	2,953	(5,862)	2,128
Interest income	14	62	84	150
Interest expense	(414)	(1,244)	(1,057)	(2,115)
Loss on extinguishment of debt	—	—	(1,369)	—
Other income (expense), net	(650)	1,345	110	1,573
Income (loss) before income taxes	682	3,116	(8,094)	1,736
Income tax provision	838	732	833	809
Net income (loss)	(156)	2,384	(8,927)	927
Net income (loss) attributable to non-controlling interest	—	(24)	—	157
Net income (loss) attributable to DASAN Zhone Solutions, Inc.	(156)	2,408	(8,927)	770

Foreign currency translation adjustments	804	(573)	(2,631)	(1,697)
Actuarial gain (loss)	(1,171)	(1,153)	285	(1,153)
Comprehensive income (loss)	(523)	658	(11,273)	(1,923)
Comprehensive income (loss) attributable to non- controlling interest	—	(2)	—	178
Comprehensive income (loss) attributable to DASAN Zhone Solutions, Inc.	$(523)	$660	$(11,273)	$(2,101)

Net income (loss) per share attributable to DASAN Zhone Solutions, Inc.
Basic	$(0.01)	$0.13	$(0.42)	$0.04
Diluted	$(0.01)	$0.13	$(0.42)	$0.04
Weighted average shares outstanding used to compute basic net income (loss) per share	21,529	18,166	21,502	17,384
Weighted average shares outstanding used to compute diluted net income (loss) per share	21,529	18,482	21,502	17,710

See accompanying notes to unaudited condensed consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity and Non-Controlling Interest

(In thousands, except per share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'	Non- controlling	Total stockholders' equity and non- controlling
	Shares	Amount	capital	income (loss)	deficit	equity	interest	interest
For the Six-Month Period Ended June 30, 2020:
Balance as of December 31, 2019	21,419	$21	$139,700	$(3,939)	$(29,234)	$106,548	$—	$106,548
Exercise of stock awards and employee stock plan purchases	94	—	709	—	—	709	—	709
Stock-based compensation	—	—	782	—	—	782	—	782
Net loss	—	—	—	—	(8,771)	(8,771)	—	(8,771)
Other comprehensive loss	—	—	—	(1,979)	—	(1,979)	—	(1,979)
Balance as of March 31, 2020	21,513	21	141,191	(5,918)	(38,005)	97,289	—	97,289
Exercise of stock awards and employee stock plan purchases	46	—	284	—	—	284	—	284
Stock-based compensation	—	—	868	—	—	868	—	868
Net loss	—	—	—	—	(156)	(156)	—	(156)
Other comprehensive loss	—	—	—	(367)	—	(367)	—	(367)
Balance as of June 30, 2020	21,559	$21	$142,343	$(6,285)	$(38,161)	$97,918	$—	$97,918

For the Six-Month Period Ended June 30, 2019:
Balance as of December 31, 2018	16,587	$16	$93,192	$(192)	$(15,777)	$77,239	$615	$77,854
Stock-based compensation	9	—	825	—	—	825	—	825
Net loss	—	—	—	—	(1,638)	(1,638)	181	(1,457)
Other comprehensive loss	—	—	—	(1,124)	—	(1,124)	(1)	(1,125)
Balance as of March 31, 2019	16,596	16	94,017	(1,316)	(17,415)	75,302	795	76,097
Issuance of common stock in public offering, net of issuance costs	4,718	5	42,504	—	—	42,509	—	42,509
Exercise of stock awards and employee stock plan purchases	55	—	473	—	—	473	—	473
Stock-based compensation	11	—	811	—	—	811	—	811
Net income (loss)	—	—	—	—	2,408	2,408	(24)	2,384
Other comprehensive income (loss)	—	—	—	(1,748)	—	(1,748)	23	(1,725)
Balance as of June 30, 2019	21,380	$21	$137,805	$(3,064)	$(15,007)	$119,755	$794	$120,549

See accompanying notes to unaudited condensed consolidated financial statements.

DASAN ZHONE SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(8,927)	$927
Adjustments to reconcile net income (loss) to net cash Used in operating activities:
Depreciation and amortization	2,549	2,767
Loss on extinguishment of debt	1,343	—
Amortization of deferred financing costs	144	264
Stock-based compensation	1,650	1,636
Provision for inventory write-down	3,506	1,569
Allowance for doubtful accounts	118	114
Provision for sales returns	101	374
Unrealized gain on foreign currency transactions	(698)	(1,117)
Deferred taxes	(520)	479
Bargain purchase gain on acquisition	—	(334)
Changes in operating assets and liabilities:
Accounts receivable	3,467	(11,643)
Contract assets	5,357	(8,236)
Inventories	(16,799)	(1,543)
Prepaid expenses and other assets	(3,431)	262
Accounts payable	7,105	6,905
Contract liabilities	1,436	(4,730)
Accrued and other liabilities	(389)	(3,528)
Net cash used in operating activities	(3,988)	(15,834)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,580)	(811)
Acquisition of business, net of cash acquired	—	(4,697)
Net cash used in investing activities	(1,580)	(5,508)
Cash flows from financing activities:
Proceeds from short-term borrowings and line of credit	8,228	22,327
Repayments of short-term borrowings and line of credit	(6,145)	(31,262)
Proceeds from long-term borrowings	—	25,000
Repayments of long-term borrowings	(13,125)	(625)
Proceeds from related party term loan	18,361	—
Proceeds from factored accounts receivable	11,645	—
Repayments of related party term loan	—	(5,000)
Deferred financing costs	(21)	(1,992)
Proceeds from issuance of common stock in public offering, net of issuance costs	—	42,509
Proceeds from exercise of stock awards and employee stock plan purchases	993	473
Net cash provided by financing activities	19,936	51,430
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(659)	(379)
Net increase in cash, cash equivalents and restricted cash	13,709	29,709
Cash, cash equivalents and restricted cash at beginning of period	33,635	35,648
Cash, cash equivalents and restricted cash at end of period	$47,344	$65,357

Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	$37,971	$56,421
Restricted cash	9,211	8,364
Long-term restricted cash	162	572
	$47,344	$65,357

Supplemental disclosure of cash flow information:
Shares of the Company's common stock held in escrow	—	—
Cash paid during the period for:
Interest - bank and trade facilities	$507	$1,525
Interest - related party	$465	$287
Income taxes	$1,879	$1,129

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

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

DZS was incorporated under the laws of the state of Delaware in June 1999, under the name Zhone Technologies, Inc. The Company is headquartered in Plano, Texas with flexible in-house production facilities in Seminole, Florida and Hannover, Germany, and contract manufacturers located in China, India, Korea and Vietnam. The Company also maintains offices to provide sales and customer support at global locations, including in Alameda, California, its former corporate headquarters.

(b)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements include the accounts of the Company, its wholly owned subsidiaries and a subsidiary in which it had a controlling interest. All intercompany transactions and balances have been eliminated in consolidation.

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

The Company had net loss of $0.2 million and net loss of $8.9 million for the three and six months ended June 30, 2020, respectively, and a net loss of $13.3 million for the year ended December 31, 2019. Additionally, the Company incurred significant losses in years prior to 2019. As of June 30, 2020, the Company had an accumulated deficit of $38.2 million and working capital of $116.1 million. As of June 30, 2020, the Company had $38.0 million in cash and cash equivalents, which included $18.2 million in cash balances held by its international subsidiaries, and $56.8 million in aggregate principal debt of which $29.1 million was reflected in current liabilities (including $11.6 million of secured borrowings related to factored accounts receivable).

The Company’s liquidity could be impacted by:

•	its vulnerability to adverse economic conditions in its industry or the economy in general, including those conditions resulting from the ongoing COVID-19 pandemic;
•	debt servicing requiring substantial amounts of cash, rather than being available for other purposes, including operations;
•	its ability to plan for, or react to, changes in its business and industry; and
•	investor and customer perceptions about its financial stability and limiting its ability to obtain financing or acquire customers.

The Company’s ability to meet its obligations as they become due in the ordinary course of business for the next twelve (12) months will depend on its ability to (i) achieve forecasted results of operations, (ii) access funds approved under existing or new credit facilities and/or raise additional capital through sale of the Company’s common stock to the public, and (iii) effectively manage working capital requirements. If the Company cannot raise additional funds when it needs or want them, or if customers are unable to pay on a timely basis, its operations and prospects could be negatively affected. Management’s belief that it will achieve forecasted results of operations assumes that, among other things, the Company will continue to be successful in implementing its business strategy. If one or more of these factors do not occur as expected, it could cause the Company to fail to meet its obligations as they come due.

In December 2019, a strain of coronavirus, now known as COVID-19, was reported to have surfaced in Wuhan, China. Since that time, the widespread and sustained transmission of the virus has reached global pandemic status. In response to the pandemic, many national and international health agencies have recommended, and many countries and state, provincial and local governments have implemented, various measures, including travel bans and restrictions, limitations on public and private gatherings, business closures or operating restrictions, social distancing, and shelter-in-place orders. The health effects of the pandemic and the above measures taken in response thereto have had an effect on the global economy in general and have materially impacted and will likely continue to impact the Company’s financial condition, results of operations and cash flows. Given the ongoing and dynamic nature of the virus and the worldwide response related thereto, it is difficult to predict the full impact of the COVID-19 pandemic on our business. Due to the uncertainty around the future economic impact of the pandemic, the fair value measurements used in the Company’s impairment assessments could be negatively impacted and could result in future impairments of goodwill, intangibles and other long-lived assets. During the quarter ended March 31, 2020, the Company’s revenues declined relative to its prior expectations, in part due to the COVID-19 pandemic. However, during the quarter ended June 30, 2020, the Company’s revenues increased by 49% compared to the quarter ended March 31, 2020, but decreased by approximately 16% compared to the same period of last year. The impact of a continued COVID-19 pandemic or sustained measures taken to limit or contain the outbreak could continue to have a material and adverse effect on our business, financial condition, results of operations, and cash flows.

Based on the Company's current plans and current business conditions, as of the date of this Quarterly Report on Form 10-Q, the Company believes that its existing cash, cash equivalents and available credit facilities will be sufficient to satisfy its anticipated cash requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q.
(d)	Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.
(e)	Revenue Disaggregation Information

The following table presents the revenues by source (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue by source:
Products	$66,218	$78,861	$108,934	$148,443
Services	4,314	4,803	9,078	9,310
Total	$70,532	$83,664	$118,012	$157,753

The following summarizes required disclosures about geographical concentrations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue by geography:
United States	$8,848	$9,753	$16,484	$19,331
Canada	2,315	965	3,114	1,888
Total North America	11,163	10,718	19,598	21,219
Latin America	3,698	5,971	5,939	12,556
Europe, Middle East, Africa	16,682	25,177	29,035	43,591
Korea	14,766	18,954	31,548	34,805
Other Asia Pacific	24,223	22,844	31,892	45,582
Total International	59,369	72,946	98,414	136,534
Total	$70,532	$83,664	$118,012	$157,753

Contract Balances

The Company records contract assets when it has a right to consideration and records accounts receivable when it has an unconditional right to consideration. Contract liabilities consist of cash payments received (or unconditional rights to receive cash) in advance of fulfilling performance obligations.

The opening and closing balances of contract assets and contract liabilities related to contracts with customers are as follows:

	Contract Assets	Contract Liabilities
December 31, 2019	$16,680	$6,797
June 30, 2020	11,767	8,192
Increase (decrease)	$(4,913)	$1,395

The increase in contract liabilities during the six months ended June 30, 2020 was primarily due to the deferral of revenue due to shipments not meeting the criteria for revenue recognition as of June 30, 2020.  The amount of revenue recognized in the six months ended June 30, 2020 that was included in the prior period contract liability balance was $3.5 million. This revenue consists of products and services provided to customers who had been invoiced prior to the current year.

The decrease in contract assets during the six months ended June 30, 2020 was primarily due to invoicing that occurred in the first half of 2020 from unbilled balances reflected as contract assets as of December 31, 2019.
(f)	Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and restricted cash which totaled $47.3 million at June 30, 2020, including $22.3 million held by its international subsidiaries.  Cash and cash equivalents consist of financial deposits and money market accounts that are principally held with various domestic and international financial institutions with high credit standing.

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts.

For the three months ended June 30, 2020, one customer accounted for 19% of net revenue. For the six months ended June 30, 2020, one customer accounted for 11% of net revenue. For the three months ended June 30, 2019, one customer accounted for 12% of net revenue. For the six months ended June 30, 2019, no single customer accounted for 10% or more of net revenue.

As of June 30, 2020, two customers each represented 19% and 18% of net accounts receivable, respectively. As of December 31, 2019, two customers represented 18% and 11% of net accounts receivable, respectively.

As of June 30, 2020 and December 31, 2019, receivables from customers in countries other than the United States represented 93% and 94%, respectively, of net accounts receivable.
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
(h)	Defined Benefit Plans and Plan Assumptions

The Company provides certain defined benefit pension plans to employees in Germany and Japan. Pension accounting is intended to reflect the recognition of future benefit costs over the employees' average expected future service to the Company based on the terms of the plans and investment and funding decisions. To estimate the impact of these future payments and the Company’s decisions concerning funding of these obligations, the Company is required to make assumptions using actuarial concepts within the framework of U.S. GAAP. The critical assumption is the discount rate and other important assumptions include expected future salary increases, expected future increases to benefit payments, expected retirement dates, employee turnover, retiree mortality rates and portfolio composition. The Company evaluates these assumptions at least annually, or more frequently when certain qualifying events occur, such as a significant change in interest rates.

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

In November 2019, the FASB issued ASU 2019-08, Compensation - Stock Compensation (ASC 718). This ASU requires an entity measure and classify share-based payment awards granted to a customer by applying the guidance in ASC 718. The amount of the share-based payment award that is recorded as a reduction of the transaction price is required to be measured at the grant-date fair value in accordance with ASC 718. The Company adopted this guidance as of January 1, 2020.  There was no material impact on the Company’s consolidated financial statements or disclosures resulting from the adoption of this standard.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other Internal-Use Software - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement. The update reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for annual and interim periods beginning after December 15, 2019, and retrospective or prospective application is permitted. The Company adopted this guidance as of January 1, 2020.  There was no material impact on the Company’s consolidated financial statements or disclosures resulting from the adoption of this standard.

In January 2017, FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company adopted this guidance as of January 1, 2020.  There was no material impact on the Company’s consolidated financial statements or disclosures, resulting from the adoption of this standard.

On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820.  The updated guidance is effective for annual and interim periods beginning after December 15, 2019.  There was no material impact on the Company’s consolidated financial statements or disclosures, resulting from the adoption of this standard.

In December 2019, the FASB issued ASU 2019-12: Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company's disclosures.

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

The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019, but require disclosure of their fair values: cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable, accrued liabilities, lease liabilities and debt.  The carrying values of financial instruments such as cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The carrying value of the Company's lease liabilities and debt approximates their fair values based on the current rates available to the Company for debt of similar terms and maturities.

(4)	Cash, Cash Equivalents and Restricted Cash

As of June 30, 2020 and December 31, 2019, the Company's cash and cash equivalents consisted of financial deposits. Restricted cash consisted primarily of cash restricted for performance bonds, warranty bonds and collateral for borrowings, and Long-term restricted cash is included in other assets. Long-term restricted cash was $0.2 million as of June 30, 2020 and December 31, 2019.
(5)	Balance Sheet Details

Balance sheet detail as of June 30, 2020 and December 31, 2019 is as follows:

Inventories consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$19,982	$15,774
Work in process	2,727	1,458
Finished goods	25,523	18,207
Total inventories	$48,232	$35,439

Inventories provided as collateral for borrowings from Export-Import Bank of Korea amounted to $8.7 million and $6.7 million as of June 30, 2020 and December 31, 2019, respectively.

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Furniture and fixtures	$11,097	$10,803
Machinery and equipment	2,924	2,550
Leasehold improvements	4,280	4,267
Computers and software	2,467	1,990
Other	604	660
	21,372	20,270
Less: accumulated depreciation and amortization	(13,801)	(13,130)
Less: government grants	(290)	(371)
Total property, plant and equipment, net	$7,281	$6,769

Depreciation expense associated with property, plant and equipment for the three and six months ended June 30, 2020 was $0.5 million and $1.0 million, respectively.  Depreciation expense associated with property, plant and equipment for the three and six months ended June 30, 2019 was $0.5 million and $1.0 million, respectively.

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

(6)	Goodwill and Intangible Assets

Goodwill was as follows (in thousands):

	June 30, 2020	December 31, 2019
Gross carrying amount	$4,980	$4,980
Less: accumulated impairment	(1,003)	(1,003)
Goodwill, net	$3,977	$3,977

As of June 30, 2020 and December 31, 2019, the net carrying value of goodwill is all attributable to the Company’s US reporting unit. As of March 31, 2020, the Company performed a goodwill impairment assessment for the US reporting unit, due to operating losses incurred by the US reporting unit during the first quarter of 2020 amid the worldwide effects of the COVID-19 pandemic. The fair value of the US reporting unit was estimated using an equal weighting of the guideline company and discounted cash flow methods. During the quarter ended March 31, 2020, the Company also refined its estimated cost allocations between the US reporting unit and the Korea and German reporting units to more appropriately estimate the projected cash flows expected to be generated from each of the Company’s reporting units used in the valuation models. The refinements in cost allocations had no impact on the Company’s segment conclusions and would not have impacted the 2019 annual goodwill impairment conclusions.

As of June 30, 2020, no indicators of impairment were identified regarding goodwill and intangible assets for the US reporting unit.

The Company did not recognize any impairment of goodwill and intangible assets during the three and six months ended June 30, 2020 or 2019.

Intangible assets consisted of the following (in thousands):

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$8,000	$(3,758)	$4,242
Customer relationships	8,799	(2,966)	5,833
Trade name	1,347	(584)	763
Total intangible assets, net	$18,146	$(7,308)	$10,838

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$7,994	$(3,027)	$4,967
Customer relationships	8,795	(2,458)	6,337
Trade name	1,346	(269)	1,077
Total intangible assets, net	$18,135	$(5,754)	$12,381

Amortization expense associated with intangible assets for the three and six months ended June 30, 2020 was $0.6 million and $1.5 million, respectively.  Amortization expense associated with intangible assets for the three and six months ended June 30, 2019 was $0.9 million and $1.8 million, respectively.

The following table presents the future amortization expense of the Company’s intangible assets as of June 30, 2020 (in thousands):

Remainder of 2020	$1,553
2021	2,901
2022	2,493
2023	2,493
2024	524
Thereafter	874
Total	$10,838

Weighted average remaining life:
Developed technology	3.1 years
Customer relationships	5.0 years
Trade name	3.5 years

(7)	Debt

The following tables summarize the Company’s debt (in thousands):

	June 30, 2020
	Short-term	Long-term	Total
Bank, Trade Facilities and Secured Borrowings - Foreign Operations	$29,144	$—	$29,144
Related Party	—	27,705	27,705
	29,144	27,705	56,849
Less: unamortized deferred financing costs	—	(17)	(17)
	$29,144	27,688	$56,832

	December 31, 2019
	Short-term	Long-term	Total
PNC Credit Facilities	$2,500	$10,625	$13,125
Bank and Trade Facilities - Foreign Operations	15,779	—	15,779
Related Party	—	9,096	9,096
	18,279	19,721	38,000
Less: unamortized deferred financing costs on the PNC Credit Facilities	(795)	(688)	(1,483)
	$17,484	$19,033	$36,517

 The future principal maturities of our Term Loans for each of the next five years are as follows (in thousands):

Year ended December 31, 2020	$20,815
2021	8,329
2022	27,705
2023	—
2024	—
Thereafter	—
Total	$56,849

Bank, Trade Facilities and Secured Borrowings - Foreign Operations

On June 1, 2020, DZS Japan entered into an assignment agreement with JECC Corporation to factor 1,258,822,828 YEN (approximately $11.6 million USD) of accounts receivables from one of its customers. JECC assessed a discount equivalent to 5,964,328 YEN (approximately $0.05 million USD) (or approximately 0.474% of the amount factored, with a stated factoring rate of 1.575% based on the days remaining from factoring to expected receivable collection). DZS Japan received 1,252,858,500 YEN (approximately $11.65 million USD) on June 19, 2020.  In accordance with ASC 860, Transfers and Servicing of Financial Assets, this agreement is accounted for as a secured borrowing. The expected collection of the underlying accounts receivable is before the end of 2020.

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

As of June 30, 2020 and December 31, 2019, the Company had an aggregate outstanding balance of $29.1 million and $15.8 million, respectively, under such financing arrangements. The maturity dates and interest rates per annum applicable to outstanding borrowings under these financing arrangements are listed in the tables below (amount in thousands).

		June 30, 2020
		Maturity Date	Denomination	Interest rate (%)	Amount (in U.S. dollars)
JECC Corporation	Secured borrowing	12/26/2020	JPN	1.575	$11,646
Korea Development Bank	Term loan	8/8/2020	KRW	3.0	4,164
LGUPlus	Term loan	6/17/2021	KRW	0	1,666
Korea Development Bank	Credit facility	8/7/2020	USD	1.50 - 3.00	4,470
NongHyup Bank	Credit facility	9/30/2020	USD	2.50 - 3.00	535
The Export-Import Bank of Korea	Export development loan	5/4/2021	KRW	1.99	6,663
					$29,144

		December 31, 2019
		Maturity Date	Denomination	Interest rate (%)	Amount (in U.S. dollars)
NongHyup Bank	Credit facility	09/30/2020	USD	3.50 ~ 4.50	$2,091
The Export-Import Bank of Korea	Export development loan	07/01/2020	KRW	2.75	5,182
Korea Development Bank	Term loan	08/08/2020	KRW	3	4,319
Korea Development Bank	Credit facility	08/07/2020	USD	3.00 ~ 3.15	2,460
LGUPlus	Term loan	06/17/2020	KRW	0	1,727
					$15,779

As of June 30, 2020 and December 31, 2019, the Company had $5.0 million and $4.6 million in outstanding borrowings, respectively, and $5.0 million and $0.8 million committed as security for letters of credit under the Company's $19.0 million credit facility with certain foreign banks.   As of June 30 2020, the Company had approximately $14.0 million available to draw under its credit facilities.

Related Party Debt

In February 2016, DNS California borrowed $1.8 million from Dasan Networks, Inc. (“DNI”) for capital investment with an interest rate of 4.6% per annum, payable annually.  On February 27, 2019, in connection with the entry into the PNC Credit Facilities, the Company amended the terms of this loan to extend the repayment date to May 27, 2022. As of June 30, 2020, $1.8 million was outstanding.

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

In March 2018, DNS Korea borrowed $5.8 million from DNI of which $4.5 million was repaid on August 8, 2018. The loan bears interest at a rate of 4.6%. On February 27, 2019, in connection with the entry into the PNC Credit Facilities, we amended the terms of this loan to extend the repayment date to May 27, 2022.  As of June 30, 2020, $1.2 million was outstanding.

In December 2018, we entered into a Loan Agreement with DNI for a $6.0 million term loan with an interest rate of 4.6% per annum.  On February 27, 2019, in connection with the entry into the PNC Credit Facilities, we amended the terms of the term loan to extend the repayment date until May 27, 2022 and to terminate any security granted to DNI with respect to such term loan. As of June 30, 2020, $6.0 million was outstanding.

The modifications resulting from the amendments described in the four preceding paragraphs were limited to the extension of the maturity dates and removal of the collateral on the outstanding term loans with DNI. There were no fees paid to DNI or external costs otherwise incurred in connection with these modifications.

In March 2020, DNS Korea, our wholly-owned, indirect subsidiary entered into a Loan Agreement with DNI (the “March 2020 DNI Loan”). The March 2020 DNI Loan was negotiated and approved on behalf of the Company and its subsidiaries by a special committee of the Board of Directors of the Company (the “Special Committee”) consisting of directors determined to be independent from DNI. The March 2020 DNI Loan consists of a term loan in the amount of KRW 22.4 billion ($18.5 million USD) with interest payable semi-annually at an annual rate of 4.6% and maturing on March 11, 2022. No principal payments are due on the March 2020 DNI Loan until the maturity date, but DNS Korea may prepay the loan, or a portion thereof, without penalty. As of June 30, 2020, $18.7 million was outstanding.

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

As of June 30, 2020, the Company had borrowings of $27.7 million outstanding from DNI. The outstanding balance at June 30, 2020 under the March 2020 DNI Loan was KRW 22.4 billion ($18.7 million), which matures in May 2022; $6.0 million under a December 2018 unsecured subordinated term loan facility which matures in March 2022; $1.8 million under a February 2016 loan for capital investment which matures in May 2022; and KRW 1.5 billion ($1.2 million) outstanding under a secured loan which matures in May 2022.  All four loans bear interest at a rate of 4.6% per annum.

Interest expense on these related party borrowings was $0.3 million and $0.4 million for the three and six months ended June 30, 2020, respectively.  Interest expense on these related party borrowings was $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively.

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

The Company sponsors defined benefit plans for its employees in Keymile and Japan. Defined benefit plans provide pension benefits based on compensation and years of service. These plans were frozen as of September 30, 2003 and have not been offered to new employees after that date. The Company has recorded the underfunded status as of June 30, 2020 and December 31, 2019, respectively, as a long-term liability on the unaudited condensed consolidated balance sheets. The accumulated benefit obligation for the plans was $17.2 million and $17.7 million as of June 30, 2020 and December 31, 2019, respectively.

Periodic benefit costs were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest costs	$39	$34	$77	$134
Net amortization costs	5	—	10	—
Period costs	$44	$34	$87	$134

As of June 30, 2020, the Company performed a voluntary interim measurement of the plan obligations, due to a significant decrease in the discount rate since the measurement date on March 31, 2020, and recorded an actuarial loss on pension plan of $1.2 million, as reflected on the unaudited condensed consolidated statement of comprehensive (loss) income during the three months ended June 30, 2020.

The Company holds life insurance contracts, with the Company as beneficiary, in the amount of $3.3 million as of June 30, 2020, related to individuals under the pension plans. These insurance contracts are classified as other assets on the Company’s consolidated balance sheet. The Company intends to use any proceeds from these policies to fund the pension plans. However, since the Company is the beneficiary on these policies, these assets have not been designated pension plan assets.

The weighted average assumptions used in determining the benefit obligation related to the plans are as follows:

	June 30, 2020	December 31, 2019
Discount rate	0.9%	0.9%

(9)	Non-Controlling Interests

Non-controlling interests were as follows (in thousands):

Six Months Ended June 30,
2019
Beginning non-controlling interests	$615
Net income attributable to non-controlling interests	157
Foreign currency translation adjustments (OCI)	22
Ending non-controlling interests	$794

On July 31, 2019, the Company acquired the remaining 30.94% non-controlling interest of DZS Japan.

(10)	Related Party Transactions

Related Party Debt

As of June 30, 2020 and December 31, 2019, the Company had $27.7 million and $9.1 million, respectively, outstanding from related party borrowings from DNI. See Note 7 Debt for further information about the Company’s related party debt.

Other Related Party Transactions

Sales, cost of revenue, manufacturing (included in cost of revenue), research and product development, selling, marketing, general and administrative, interest expense and other expenses to and from related parties were as follows (in thousands) for the three months ended June 30, 2020 and 2019:

		Three Months Ended June 30, 2020
Counterparty	DNI ownership interest	Sales	Cost of revenue	Manufacturing (cost of revenue)*	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	N/A	$1,363	$1,172	$—	$—	$570	$288	$84
DASAN Ventures	33%	—	—	12	48	17	—	—
		$1,363	$1,172	$12	$48	$587	$288	$84

		Three Months Ended June 30, 2019
Counterparty	DNI ownership interest	Sales	Cost of revenue	Manufacturing (cost of revenue)*	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	N/A	$874	$621	$—	$—	$1,020	$104	$82
Tomato Soft Ltd.	100%	—	—	29	—	—	—	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	134	—	—	—
Chasan Networks Co., Ltd.	100%	—	—	280	18	—	—	—
		$874	$621	$309	$152	$1,020	$104	$82

Sales, cost of revenue, manufacturing (included in cost of revenue), research and product development, selling, marketing, general and administrative, interest expense and other expenses to and from related parties were as follows (in thousands) for the six months ended June 30, 2020 and 2019:

		Six Months Ended June 30, 2020
Counterparty	DNI ownership interest	Sales	Cost of revenue	Manufacturing (cost of revenue)*	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	N/A	$1,525	$1,305	$—	$—	$1,141	$439	$170
DASAN Ventures	33%	—	—	20	81	55	—	—
		$1,525	$1,305	$20	$81	$1,196	$439	$170

		Six Months Ended June 30, 2019
Counterparty	DNI ownership interest	Sales	Cost of revenue	Manufacturing (cost of revenue)*	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	N/A	$1,596	$1,156	$—	$—	$2,018	$245	$171
Tomato Soft Ltd.	100%	—	—	59	—	—	—	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	255	—	—	—
Chasan Networks Co., Ltd.	100%	—	—	558	39	—	—	161
J-Mobile Corporation	90.47%	42	81	—	—	—	—	—
		$1,638	$1,237	$617	$294	$2,018	$245	$332

*

Manufacturing costs represent product purchases from and manufacturing activities performed by related parties, and are included in Cost of revenue on the unaudited consolidated statement of comprehensive (loss) income.

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

Balances of Receivables and Payables with Related Parties

Balances of receivables and payables arising from sales and purchases of goods and serviced with related parties as of June 30, 2020 and December 31, 2019 were included in the following balance sheet captions on the unaudited consolidated balance sheet, as follows (in thousands):

		As of June 30, 2020
Counterparty	DNI ownership interest	Account receivables	Other receivables	Deposits for lease *	Loan Payable	Accounts payable	Other payables	Accrued and other liabilities
DNI	N/A	$281	$32	$684	$27,688	$—	$—	$89
DASAN Ventures	33%	—	—	—	—	—	29	—
		$281	$32	$684	$27,688	$—	$29	$89

		As of December 31, 2019
Counterparty	DNI ownership interest	Account receivables	Other receivables	Deposits for lease*	Loan Payable	Accounts payable	Other payables	Accrued and other liabilities
DNI	N/A	$—	$32	$709	$9,096	$—	$1,475	$119
Tomato Soft Ltd.	100%	—	—	—	—	—	10	—
Tomato Soft (Xi'an), Ltd	100%	—	—	—	—	—	45	—
Chasan Networks Co., Ltd.	100%	—	—	—	—	96	—	—
		$—	$32	$709	$9,096	$96	$1,530	$119

The related party receivables and payables balances are reflected in the respective balance sheet captions noted in the table headers above, other than:

*	Deposits for leases are included in Other assets in the unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.

(11)	Common Stock

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
(12)	Net Income Per Share Attributable to DASAN Zhone Solutions, Inc.

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

The following table is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation (in thousands, except per share data) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to DASAN Zhone Solutions, Inc.	$(156)	$2,408	$(8,927)	$770
Weighted average number of shares outstanding:
Basic	21,529	18,166	21,502	17,384
Effect of dilutive securities: *
Stock options, restricted stock units and share awards	—	316	—	326
Diluted	21,529	18,482	21,502	17,710
Net income (loss) per share attributable to DASAN Zhone Solutions, Inc.:
Basic	$(0.01)	$0.13	$(0.42)	$0.04
Diluted	$(0.01)	$0.13	$(0.42)	$0.04

* For the three and six months ended June 30, 2020, approximately 88 and 102 anti-dilutive shares were excluded from the diluted net loss per share calculation, respectively.

(13)	Leases

The Company leases certain properties and buildings (including manufacturing facilities, warehouses, and office spaces) and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists of operating leases which expire at various dates through 2027.

On August 1, 2020, the Company completed its relocation of its corporate headquarters from Oakland, California to Plano, Texas and establish a new U.S.-based Engineering Center of Excellence in Plano. On February 24, 2020, in connection with the planned relocation of the Company headquarters to Plano, the Company entered into two separate sublease agreements for office and laboratory space in Plano, TX. The commencement date of these leases occurred in the second quarter of 2020. On the commencement date of these leases, the Company recognized an aggregate of approximately $1.3 million in right-of-use assets and operating lease liabilities in connection with these leases.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$1,358	$1,140	$2,768	$2,263
Variable lease cost	155	162	314	326
Short-term lease cost	353	—	389	—
Total net lease cost	$1,866	$1,302	$3,471	$2,589

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating cash outflows from operating leases	$1,143	$1,319	$2,546	$2,623
ROU assets obtained in exchange for operating lease obligations	$1,338	$—	$1,364	$—

The following table presents the weighted average remaining lease term and weighted average discount rates related to the Company’s operating leases as of June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020	December 31, 2019
Weighted average remaining lease term	2.3 years	2.2 years
Weighted average discount rate	5.5%	4.8%

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2020 (in thousands):

Remainder of 2020	$2,674
2021	5,200
2022	4,771
2023	4,339
2024	3,895
Thereafter	3,827
Total operating lease payments	24,706
Less: imputed interest	(3,311)
Total operating lease liabilities	$21,395

(14)	Commitments and Contingencies

Warranties

The Company accrues warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one to five years from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs included in accrued and other liabilities (in thousands) for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Beginning balance	$1,610	$1,319
Assumed balance from Keymile	—	230
Charged to cost of revenue	110	233
Claims and settlements	(771)	(472)
Foreign exchange impact	(28)	3
Ending balance	$921	$1,313

Performance Bonds

In the normal course of operations, from time to time, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. As of June 30, 2020, the Company had $7.3 million of surety bonds guaranteed by third parties.

Purchase Commitments

The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. However, the Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments.  The amount of non-cancellable purchase commitments outstanding, net of reserve, was $5.2 million as of June 30, 2020.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue and is recorded in cost of revenue.  For the three months ended June 30, 2020 and 2019, the Company incurred $1.1 million and $0.2 million of royalty expense.  For the six months ended June 30, 2020 and 2019, the Company incurred $1.2 million and $0.3 million of royalty expense.

Payment Guarantees provided by Third Parties and DNI

The following table sets forth payment guarantees of the Company's indebtedness and other obligations as of June 30, 2020 that have been provided by third parties and DNI. DNI owns approximately 44.0% of the outstanding shares of the Company's common stock.  The amount guaranteed exceeds the principal amounts of outstanding obligations due to collateral requirements by the banks.

Guarantor	Amount Guaranteed (in thousands)	Description of Obligations Guaranteed
DNI	$8,400	Credit facility from Industrial Bank of Korea
DNI	1,999	Purchasing Card from Industrial Bank of Korea
DNI	8,400	Credit facility from Korea Development Bank
DNI	4,997	Borrowings from Korea Development Bank
DNI	6,000	Credit facility from NongHyup Bank
DNI	5,570	Borrowings from Export-Import Bank of Korea
DNI	3,000	Payment Guarantee from Shinhan Bank
DNI	1,599	Backed Loan from Shinhan Bank
Seoul Guarantee Insurance Co.	3,683	Performance Bond, Warranty Bond, etc. (*)
Industrial Bank of Korea	466	Bank Guarantee
Korea Development Bank	6,804	Letter of Credit
NongHyup Bank	1,060	Letter of Credit
Woori Bank	711	Bank Guarantee
Shinhan Bank	1,041	Purchasing Card
Shinhan Bank	1,014	Payment Guarantee
PNC	4,859	Collateral for Standby Letter of Credit
Citibank	291	Collateral for Standby Letter of Credit
Shinhan Bank Vietnam	15	Contract performance guarantee for VINITIS
Shinhan Bank Vietnam	9	Contract warranty obligation guarantee for MPI
	$59,918

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

Income tax expense for the three and six months ended June 30, 2020 was approximately $0.8 million and $0.8 million respectively, on pre-tax income of $0.7 million and pretax loss of $8.1 million, respectively.  Income tax expense for the three and six months ended June 30, 2019 was approximately $0.7 million and $0.8 million respectively, on pre-tax income of $3.1 million and $1.7 million, respectively.

As of June 30, 2020, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s wholly-owned foreign subsidiaries.

The total amount of unrecognized tax benefits, including interest and penalties, at June 30, 2020 was $1.0 million.  There were no significant changes to unrecognized tax benefits during the three and six months ended June 30, 2020 and 2019. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company has analyzed the impact of these changes and concluded that none of the changes has a significant impact on the Company's tax positions. In addition, in May 2020, the U.S. House passed another proposed legislation, Health and Economic Recovery Omnibus Emergency Solutions (HEROES) Act in response to the COVID-19 pandemic, which includes expansion of unemployment benefits, additional individual stimulus checks, health care aids and payroll tax credits. In July 2020, the Senate Republicans also proposed Health, Economic Assistance, Liability Protection and Schools (HEALS) Act which includes the similar tax reliefs in respond to the COVID-19. The HEROES and HEALS Acts are currently under negotiations by the Congress but the Company does not expect any significant income tax impacts from the Acts. The Company utilized the payroll tax deferral which deferred cash payroll tax by $0.3 million for the three months ended June 30, 2020.

On June 29, 2020, the California Governor signed Assembly Bill 85 (“A.B. 85”), which now becomes California law. A.B. 85, which includes several tax measures, provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5 million of tax per year. Generally, A.B. 85 suspends the use of net operating losses for taxable years 2020, 2021, and 2022 for taxpayers with taxable income of $1 million or more. Since the Company is not expected to generate California source taxable income of more than $1 million, no material impact is anticipated at this time.

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

The Company's property, plant and equipment, net of accumulated depreciation, were located in the following geographical areas (in thousands) as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
United States	$2,969	$2,809
Korea	2,390	2,020
Japan and Vietnam	1,018	1,074
Taiwan and India	20	24
Germany	884	842
	$7,281	$6,769

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

We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items in future periods; our ability to satisfy our short- and long-term cash requirements; anticipated anticipated growth and trends in our business, industry or key markets; cost synergies, growth opportunities and other potential financial and operating benefits of the Merger and the acquisition of Keymile; future growth and revenues from our products; our plans and our ability to refinance or repay our existing indebtedness prior to the applicable maturity dates; our ability to access other capital to fund our future operations; future economic conditions and performance; the impact of the global outbreak of COVID-19; the impact of interest rate and foreign currency fluctuations; the impact of the completed relocation of our corporate headquarters to Texas; anticipated performance of products or services; competition; plans, objectives and strategies for future operations, including our pursuit or strategic acquisitions and our continued investment in research and development; other characterizations of future events or circumstances; and all other statements that are not statements of historical fact, are forward-looking statements within the meaning of the Securities Act and the Exchange Act. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•

the impact of the global COVID-19 pandemic on the Company’s business and operations, including as a result of travel bans related thereto, the health and wellbeing of our employees in affected areas, disruption of our supply chain and softening of demands for our products;

•	our ability to realize the anticipated cost savings, synergies and other benefits of the Merger and the acquisition of Keymile and any integration risks relating to the acquisition of Keymile;

•	our ability to generate sufficient revenue to achieve or sustain profitability;

•	our ability to raise additional capital to fund existing and future operations or to refinance or repay our existing indebtedness;

•	our ability to hire and retain key management and other personnel;

•	defects or other performance problems in our products;

•	any economic slowdown in the telecommunications industry that restricts or delays the purchase of our products by our customers, or delays in payments of accounts receivable by our customers;

•	commercial acceptance of our products;

•	intense competition in the communications equipment market from large equipment companies as well as private companies with products that address the same network needs as our products;

•	higher than anticipated expenses that we may incur;

•	any failure to comply with the periodic report filing and other requirements of The Nasdaq Stock Market for continued listing;

•	material weaknesses or other deficiencies in our internal control over financial reporting; and

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

As of June 30, 2020, we employed over 750 personnel worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

RECENT DEVELOPMENTS

Effective August 1, 2020, Charlie Vogt was appointed as the President and Chief Executive Officer of the Company.  In addition, Mr. Vogt was elected as a new member of the Board, also effective August 1, 2020.  In connection with Mr. Vogt’s appointment, Il Yung Kim ceased to serve as President and Chief Executive Officer of the Company and as a member of the Board effective July 31, 2020. Prior to joining the Company, Mr. Vogt was most recently President and Chief Executive Officer of ATX Networks, a leader in broadband access and media distribution, where he led the company through extensive transformation and growth since February 2018 and will remain a member of the board. From July 2013 to January 2018, Mr. Vogt served as President and Chief Executive Officer of Imagine Communications, where he directed the company through revolutionary change as it evolved its core technology, including large-scale restructuring and rebranding and multiple technology acquisitions as he implemented a disruptive vision and growth strategy. Before joining Imagine Communications, Mr. Vogt was President and Chief Executive Officer of GENBAND (today known as Ribbon Communications), where he transformed the company from a startup to the industry’s global leader in voice over IP and real-time IP communications solutions. His professional career has also included leadership roles at Taqua (Tekelec), Lucent Technology (Nokia), Ascend Communications (Lucent), ADTRAN, Motorola and IBM.

On August 1, 2020, the Company completed its relocation of its corporate headquarters from California to Plano, Texas and establish a new U.S.-based Engineering Center of Excellence in Plano. In connection with the relocation, the Company entered into sublease agreements with Huawei Technologies, Inc. and Futurewei Technologies, Inc. to sublease an aggregate of approximately 16,300 square feet located at Legacy Place, 5700 Tennyson Parkway, Plano, Texas.

On June 1, 2020, DZS Japan entered into an assignment agreement with JECC Corporation to factor 1,258,822,828 YEN (approximately $11.6 million USD) of accounts receivables from one of its customers. JECC assessed a discount equivalent to 5,964,328 YEN (approximately $0.05 million USD) (or approximately 0.474% of the amount factored, with a stated factoring rate of 1.575% based on the days remaining from factoring to expected receivable collection). DZS Japan received 1,252,588,500 YEN (approximately $11.65 million USD) on June 19, 2020.

On March 5, 2020, DNS Korea entered into a Loan Agreement with DNI, pursuant to which DNS Korea borrowed KRW 22.4 billion ($18.5 million USD) from DNI. DNS Korea subsequently loaned all of such borrowed funds to the Company, a portion of which were used to repay and terminate the PNC Credit Facilities.

RESULTS OF OPERATIONS

We list in the table below the historical condensed consolidated statement of comprehensive (loss) income as a percentage of total net revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue:
Third parties	98%	99%	99%	99%
Related parties	2%	1%	1%	1%
Total net revenue	100%	100%	100%	100%
Cost of revenue:
Products and services - third parties	64%	66%	65%	65%
Products and services - related parties	2%	1%	1%	1%
Amortization of intangible assets	0%	0%	1%	1%
Total cost of revenue	66%	67%	67%	67%
Gross profit	34%	33%	33%	33%
Operating expenses:
Research and product development	12%	11%	15%	12%
Selling, marketing, general and administrative	19%	18%	23%	19%
Amortization of intangible assets	0%	1%	1%	1%
Total operating expenses	31%	30%	39%	32%
Operating income (loss)	3%	3%	(6)%	1%
Interest income	0%	0%	0%	1%
Interest expense	(1)%	(1)%	(1)%	0%
Loss on extinguishment of debt	0%	0%	(1)%	0%
Other income (expense), net	(1)%	2%	0%	(1)%
Income (loss) before income taxes	1%	4%	(8)%	1%
Income tax provision	1%	1%	0%	—
Net income (loss)	(0)%	3%	(8)%	1%
Net income (loss) attributable to non-controlling interest	0%	0%	0%	0%
Net income (loss) attributable to DASAN Zhone Solutions, Inc.	(0)%	3%	(8)%	1%

Net Revenue

The following table presents our revenues by source (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Increase/ (Decrease)	% change	2020	2019	Increase/ (Decrease)	% change
Products	$66.2	$78.9	$(12.7)	(16)%	$108.9	$148.5	$(39.6)	(27)%
Services	4.3	4.8	(0.5)	(10)%	9.1	9.3	(0.2)	(2)%
Total	$70.5	$83.7	$(13.2)	(16)%	$118.0	$157.8	$(39.8)	(25)%

For the three months ended June 30, 2020, product revenue decreased by 16% or $12.7 million to $66.2 million from $78.9 million in the same period last year. The decrease in product revenue during the period was primarily attributable to impacts from the worldwide COVID-19 pandemic, which resulted in disruptions to our supply chain, as well as decreased business operations by certain of our customers. For the three months ended June 30, 2020, service revenue decreased by 10% or $0.5 million to $4.3 million from $4.8 million in the same period last year. The decrease in service revenue was primarily related to a fewer number of products under contract for maintenance and extended warranty.

For the six months ended June 30, 2020, product revenue decreased by 27% or $39.6 million to $108.9 million from $148.5 million in the same period last year. The decrease in product revenue during the period was primarily attributable to impacts from the worldwide COVID-19 pandemic, which resulted in disruptions to our supply chain, as well as decreased business operations by certain of our customers. For the six months ended June 30, 2020, service revenue decreased by 2% or $0.2 million to $9.1 million from $9.3 million in the same period last year.  The decrease in service revenue was primarily related to a fewer number of products under contract for maintenance and extended warranty.

Information about our net revenue for North America and international markets is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Increase/ (decrease)	% change	2020	2019	Increase/ (decrease)	% change
Revenue by geography:
United States	$8.8	$9.7	$(0.9)	(9)%	$16.5	$19.3	$(2.8)	(15)%
Canada	2.3	1.0	1.3	130%	3.1	1.9	1.2	63%
Total North America	11.1	10.7	0.4	4%	19.6	21.2	(1.6)	(8)%
Latin America	3.7	6.0	(2.3)	(38)%	5.9	12.6	(6.7)	(53)%
Europe, Middle East, Africa	16.7	25.2	(8.5)	(34)%	29.0	43.6	(14.6)	(33)%
Korea	14.8	19.0	(4.2)	(22)%	31.5	34.8	(3.3)	(9)%
Other Asia Pacific	24.2	22.8	1.4	6%	32.0	45.6	(13.6)	(30)%
Total International	59.4	73.0	(13.6)	(19)%	98.4	136.6	(38.2)	(28)%
Total	$70.5	$83.7	$(13.2)	(16)%	$118.0	$157.8	$(39.8)	(25)%

From a geographical perspective, the decrease in net revenue for the three and six months ended June 30, 2020, was attributable to declining revenue in most regions, and was largely attributed to impacts from the worldwide COVID-19 pandemic, resulting in disruptions to our supply chain and decreased business operations by certain of our customers. The decrease in revenue by geography was mainly attributable to a decrease in revenue in International markets.

International net revenue for the three months ended June 30, 2020 decreased 19% or $13.6 million to $59.4 million from $73.0 million from the same period last year, and represented 84% of total net revenue compared with 87% during the same period of 2019.   International net revenue for the six months ended June 30, 2020 decreased 28% or $38.3 million to $98.4 million from $136.6 million for the same period last year, and represented 84% of total net revenue compared with 83% during the same period of 2019.  The decrease in international net revenue was primarily attributed to impacts from the worldwide COVID-19 pandemic.

For the three months ended June 30, 2020, one customer accounted for 19% of net revenue. For the six months ended June 30, 2020, one customer accounted for 11% of net revenue.  For the three months ended June 30, 2019, one customer accounted for 12% of net revenue. For the six months ended June 30, 2019, no single customer accounted for 10% or more of net revenue.

We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large customers.  As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue decreased 16% or $9.1 million to $46.8 million for the three months ended June 30, 2020, compared to $55.9 million for the three months ended June 30, 2019.  Total cost of revenue was 66% and 67% of net revenue for the three months ended June 30, 2020 and June 30, 2019, respectively. Total cost of revenue decreased 26% or $26.9 million to $78.2 million for the six months ended June 30, 2020, compared to $105.1 million for the six months ended June 30, 2019. Total cost of revenue was 67% of net revenue for each of the six months ended June 30, 2020 and 2019.

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

Research and Product Development Expenses

Research and product development expenses decreased 11% or $1.1 million to $8.4 million for the three months ended June 30, 2020, compared to $9.4 million for the three months ended June 30, 2019.  Research and product development expenses were 12% as a percentage of sales for the three months ended June 30, 2020, compared to 11% for the three months ended June 30, 2019.  Research and product development expenses decreased 8% or $1.7 million to $18.0 million for the six months ended June 30, 2020 compared to $19.6 million for the six months ended June 30, 2019. Research and product development expenses were 15% as a percentage of sales, for the six months ended June 30, 2020, compared to 12% for the six months ended June 30, 2019. The decrease in research and development expenses were mainly attributable to the restructuring activities, and reduction in force, during 2019.

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

Selling, marketing, general and administrative expenses decreased 11% or $1.6 million to $13.3 million for the three months ended June 30, 2020, compared to $14.9 million for the three months ended June 30, 2019.  Selling, marketing, general and administrative expenses were 19% as a percentage of sales, for both the three months ended June 30, 2020 and 2019.  Selling, marketing, general and administrative expenses decreased 10% or $3.1 million to $26.9 million for the six months ended June 30, 2020, compared to $30.0 million for the six months ended June 30, 2019. Selling, marketing, general and administrative expenses were 21% as a percentage of sales, for the six months ended June 30, 2019, compared to 19% of sales for the six months ended June 30, 2018. The increase in selling, marketing, general and administrative costs as a percentage of sales for the six months ended June 30, 2020 is primarily due to the lower revenues in the period.

Income Tax Provision

Income tax expense for the three and six months ended June 30, 2020 was $0.8 million for both periods, on pre-tax income of $0.7 million and pre-tax loss of $8.1 million, respectively.  Income tax expense for the three and six months ended June 30, 2019 was $0.7 million and $0.8 million, respectively, on pre-tax income of $3.1 million and $1.7 million, respectively. For the three and six months ended June 30, 2020, the effective income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in the United States and the mix of earnings generated by our wholly owned foreign subsidiaries.

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

Set forth below is a reconciliation of Adjusted EBITDA and net income, which we consider to be the most directly comparable U.S. GAAP financial measure to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(156)	$2,384	$(8,927)	$927
Add (less):
Interest expense, net	400	1,182	973	1,965
Income tax expense	838	732	833	809
Depreciation and amortization	1,293	1,350	2,549	2,767
Stock-based compensation	868	811	1,650	1,636
Acquisition costs	—	—	—	337
Inventory step-up valuation amortization	—	201	—	402
Bargain purchase gain	—	—	—	(334)
Loss on debt extinguishment	—	—	1,369	—
Adjusted EBITDA	$3,243	$6,660	$(1,553)	$8,509

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

The following table summarizes the information regarding our cash and cash equivalents and working capital (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$37,971	$28,747
Working capital	116,094	114,885

The Company had a net loss of $8.9 million for the six months ended June 30, 2020 and a net loss of $13.3 million for the year ended December 31, 2019. Additionally, the Company incurred significant losses in years prior to 2019. As of June 30, 2020, the Company had an accumulated deficit of $38.2 million and working capital of $116.1 million.

In March 2020, as described below under the header Related Party Debt, we entered into a Loan Agreement with DNI, and used a portion of such funds to repay in full and terminate the Company’s existing credit facility with PNC Bank. In June 2020, we entered into an assignment agreement with a third party to factor accounts receivables from a customer, and we received approximately $11.7 million from this arrangement.

As of June 30, 2020, the Company had $38.0 million in cash and cash equivalents, which included $18.2 million in cash balances held by its international subsidiaries, and $56.8 million in aggregate principal debt of which $29.1 million was reflected in current liabilities.

If our liquidity proves to be insufficient, our business could suffer due to:

•	increased vulnerability to adverse economic conditions in our industry or the economy in general;
•	substantial amounts of cash required to be used for debt servicing, rather than other purposes, including operations;
•	limitations on our ability to plan for, or react to, changes in our business and industry; and
•	investor and customer perceptions about our financial stability and limiting our ability to obtain financing or acquire customers.

However, we continue to focus on cost management, operating efficiency and restrictions on discretionary spending. In addition, if necessary, we may sell assets, issue debt or equity securities or purchase credit insurance. We may also reduce the scope of our planned product development, reduce sales and marketing efforts and reduce our operations in low margin regions, including reductions in headcount. Based on our current plans and current business conditions, as of the date of this Quarterly Report on Form 10-Q, we believe that these measures along with our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q.

Our ability to meet our obligations as they become due in the ordinary course of business for the next twelve (12) months will depend on our ability to (i) achieve forecasted results of operations, (ii) access funds under new credit facilities and/or raise additional capital through sale of our common stock to the public, and (iii) effectively manage working capital requirements. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected. While we believe that we are likely to achieve forecasted results of operations if we are successful in implementing our business strategies, the impact of the COVID-19 pandemic provides great uncertainty with respect to our future operations, could result in a material decline in our operating cash flows and could cause us to fail to meet our obligations as they come due.

In December 2019, a strain of coronavirus, now known as COVID-19, was reported to have surfaced in Wuhan, China. Since that time, the widespread and sustained transmission of the virus has reached global pandemic status. In response to the pandemic, many national and international health agencies have recommended, and many countries and state, provincial and local governments have implemented, various measures, including travel bans and restrictions, limitations on public and private gatherings, business closures or operating restrictions, social distancing, and shelter-in-place orders. The health effects of the pandemic and the above measures taken in response thereto have had an effect on the global economy in general and has materially impacted and will likely continue to impact the Company’s financial condition, results of operations and cash flows. Given the ongoing and dynamic nature of the virus and the worldwide response related thereto, it is difficult to predict the full impact of the COVID-19 pandemic on our business. During the six months ended June 30, 2020, the Company’s revenues declined relative to its prior expectations, in part due to the COVID-19 pandemic. Due to the uncertainty around the future economic impact of the pandemic, the fair value measurements used in the Company’s impairment assessments could be negatively impacted and could result in future impairments of goodwill, intangibles and other long-lived assets. The impact of a continued COVID-19 pandemic or sustained measures taken to limit or contain the outbreak could continue to have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Operating Activities

Net cash used in operating activities decreased by $11.8 million to $4.0 million for the six months ended June 30, 2020 from net cash used in operating activities of $15.8 million for the six months ended June 30, 2019. The improvement in cash from changes in operating assets and liabilities was primarily due to collection of accounts receivables, including amounts previously reflected in contract assets, partially offset by increases in inventory.

Investing Activities

Net cash used in investing activities decreased by $3.9 million to $1.6 million for the six months ended June 30, 2020 from $5.5 million for the six months ended June 30, 2019.  This decrease was primarily due to cash used in the acquisition of Keymile in 2019.

Financing Activities

Net cash provided by financing activities totaled $19.9 million for the six months ended June 30, 2020 and consisted primarily of proceeds from a related party loan, factored accounts receivable accounted for as a secured borrowing, and proceeds from short-term borrowings, partially offset by a net outflow associated with the repayment of the PNC Credit Facilities and other short-term borrowings. This is in comparison to cash provided by financing activities of $51.4 million for the six months ended June 30, 2019 and consisted primarily of proceeds from a public stock offering in May 2019 in which we received $42.5 million in net proceeds.

Cash Management

Our primary source of liquidity comes from our cash, cash equivalents and restricted cash, which totaled $47.3 million at June 30, 2020. Our cash, cash equivalents and restricted cash as of June 30, 2020 included $22.4 million in cash balances held by our international subsidiaries.

Debt Facilities

Bank, Trade Facilities and Secured Borrowings - Foreign Operations

On June 1, 2020, DZS Japan entered into an assignment agreement with JECC Corporation to factor 1,258,822,828 YEN (approximately $11.6 million USD) of accounts receivables from a customer. JECC assessed a discount equivalent to 5,964,328 YEN (approximately $0.05 million USD) (or approximately 0.474% of the amount factored, with a stated factoring rate of 1.575% based on the days remaining from factoring to expected receivable collection). DZS Japan received 1,252,858,500 YEN (approximately $11.65 million USD) on June 19, 2020.

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

As of June 30, 2020 and December 31, 2019, we had an aggregate outstanding balance of $29.1million and $17.5 million, respectively, under such financing arrangements, and the interest rate per annum applicable to outstanding borrowings under these financing arrangements ranged from 0% to 3.00% as of June 30 2020.

Related Party Debt

In February 2016, DNS California borrowed $1.8 million from DNI for capital investment with an interest rate of 4.6% per annum. On February 27, 2019, in connection with the entry into the PNC Credit Facilities, the Company amended the terms of this loan to extend the repayment date to May 27, 2022. As of June 30, 2020, the $1.8 million was outstanding.

In September 2016, the Company entered into a loan agreement with DNI for a $5.0 million unsecured subordinated term loan facility.  The term loan was scheduled to mature in September 2021 and was pre-payable at any time by the Company without premium or penalty. The interest rate under this facility was 4.6% per annum.  In February 2019, the Company repaid the term loan in full plus accrued interest in connection with the entry into the PNC Credit Facilities, thereby terminating the loan agreement.

In March 2018, DNS Korea borrowed $5.8 million from DNI, of which $4.5 million was repaid on August 8, 2018.  The loan bears interest at a rate of 4.6%. On February 27, 2019, in connection with the entry into the PNC Credit Facilities, the Company amended the terms of this loan to extend the repayment date to May 27, 2022. As of June 30, 2020, $1.2 million was outstanding.

In December 2018, the Company entered into a loan agreement with DNI, for a $6.0 million term loan with an interest rate of 4.6% per annum.  On February 27, 2019, in connection with the entry into the PNC Credit Facilities, the Company amended the terms of the term loan to extend the repayment date to May 27, 2022 and to terminate any security granted to DNI with respect to such term loan. As of June 30, 2020, the $6.0 million was outstanding.

The modifications resulting from the amendments described in the four preceding paragraphs were limited to the extension of the maturity dates and removal of the collateral on the outstanding term loans with DNI. There were no fees paid to DNI or external costs otherwise incurred in connection with these modifications.

On March 5, 2020, DNS Korea, the Company’s wholly-owned, indirect subsidiary entered into a Loan Agreement with DNI (the “March 2020 DNI Loan”). The March 2020 DNI Loan was negotiated and approved on behalf of the Company and its subsidiaries by a special committee of the Board of Directors of the Company (the “Special Committee”) consisting of directors determined to be independent from DNI. The March 2020 DNI Loan consists of a term loan in the amount of KRW 22.4 billion ($18.5 million USD) with interest payable semi-annually at an annual rate of 4.6% and maturing on March 11, 2022. No principal payments are due on the March 2020 DNI Loan until the maturity date, but DNS Korea may prepay the loan, or a portion thereof, without penalty. As of June 30, 2020, $18.7 million was outstanding.

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

DNS Korea loaned the funds borrowed under the March 2020 DNI Loan to the Company, and the Company used a portion of such funds to repay in full and terminate the PNC Credit Facilities, described above.

As of June 30, 2020, the Company had borrowings of $27.7 million outstanding from DNI. The outstanding balance at June 30, 2020 consisted of the March 2020 DNI Loan of KRW 22.4 billion ($18.7 million USD), a $6.0 million unsecured subordinated term loan facility which matures in May 2022, a $1.8 million loan for capital investment which matures in May 2022, and KRW 1.5 billion ($1.2 million USD) outstanding under a secured loan which matures in May 2022.  All four loans bear interest at a rate of 4.6% per annum.

Interest expense on these related party borrowings was $0.3 million and $0.4 million during the three months ended June 30, 2020 and 2019, respectively. Interest expense on these related party borrowings was $0.1 million and $0.2 million during the six months ended June 30, 2020 and 2019, respectively.

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

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances.  As of June 30, 2020, two customers each represented 19% and 18% of net accounts receivable, respectively, and receivables from customers in countries other than the United States represented 93% of net accounts receivable.  We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

Contractual Commitments

At June 30, 2020, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2020	2021	2022	2023	2024	Thereafter
Operating lease payments	$24,706	$2,674	$5,200	$4,771	$4,339	$3,895	$3,827
Short-term debt	29,144	20,815	8,329	—	—	—	—
Purchase commitments	4,518	4,518	—	—	—	—	—
Long-term debt - related party	27,705	—	—	27,705	—	—	—
Total future contractual commitments	$86,073	$28,007	$13,529	$32,476	$4,339	$3,895	$3,827

Operating Leases

Future minimum operating lease obligations in the table above include primarily payments for our office locations and manufacturing, research and development locations, which expire at various dates through 2027. See Note 13 “Leases” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion regarding our operating leases.

Purchase Commitments

The purchase commitments shown above represent non-cancellable inventory purchase commitments as of June 30, 2020.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.  The evaluation was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer.  In the course of the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, because of the unresolved material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2020.

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the Company’s annual evaluation of its internal control over financial reporting conducted in accordance with SEC Rule 13a-15(c), the Company’s management, including our Chief Executive Officer and Chief Financial Officer, identified material weaknesses in the Company’s internal control over financial reporting, and as a result thereof, determined that the Company’s internal control over financial reporting was not effective as of December 31, 2019.

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

The COVID-19 pandemic had a significant impact on our first quarter 2020 results, resulting in decreased revenues, negatively impacting our global supply chain and resulting in softer product demand due to the effects of the pandemic. Although we saw improvement in our second quarter 2020 results, due to uncertainty of the pandemic and its effects on our business, there can be no guarantee that this trend will continue, and the COVID-19 pandemic could have a significant negative impact on our results for the remainder of 2020 and beyond. Given the ongoing and dynamic nature of the virus and the worldwide response related thereto, it is difficult to predict the full impact of the COVID-19 outbreak on our business. Although the reported cases of COVID-19 have decreased in certain regions of the world, they have continued to increase in others, including the United States and other regions in which we operate, and it is uncertain when the pandemic or its effects will subside.  The impact of a continued COVID-19 outbreak or sustained measures taken to limit or contain the outbreak could have a material adverse effect on our business, financial condition, results of operations and cash flows during the remainder of 2020 and potentially beyond.

Our suppliers and contract manufacturers could fail to provide equipment or service on a timely basis as a result of disruption to the global supply chain due to the ongoing COVID-19 pandemic. If such failures occur, we may be unable to provide products and services as and when requested by our customers. Because of the cost and delays that can be associated with transitioning from one supplier to another, our business could be substantially disrupted if we were required to, or chose to, replace the products or services of one or more major suppliers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could increase our costs, decrease our operating efficiencies and have a material adverse effect on our business and financial condition.

The extent to which the ongoing COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including:

•	the duration of the pandemic;
•

governmental, business and other actions (which could include limitations on our operations or mandates to provide products or services) taken to limit the reach of the virus and the impact of the pandemic;

•	the impact on our supply chain;

•	the impact on our contracts with customers and suppliers, including potential disputes over whether COVID-19 constitutes a force majeure event;
•

our eligibility for and receipt of government assistance and tax benefits offered through the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and any other legislation enacted by the U.S. or other countries in which we operate to mitigate the economic effect of the COVID-19 pandemic;

•	the impact of the pandemic on worldwide economic activity;
•

the health of and the effect on our workforce and our ability to meet the staffing needs of our critical functions, particularly if members of our work force are quarantined as a result of exposure or unable to work remotely in areas subject to shelter-in-place orders;

•	our continued access to capital and cost of capital;
•	any impairment in value of our tangible or intangible assets that could be recorded as a result of a weaker economic conditions; and
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

In response to the ongoing COVID-19 pandemic, many local and state governments have instituted emergency restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. Although some local and state governments have begun to lift these restrictions, it is uncertain whether such measures will be successful, and to date, several localities have had to reinstitute previously lifted restrictions due to a subsequent increase in COVID-19 cases. As a result of these measures taken to combat the spread of COVID-19, the majority of our workforce is working remotely from their homes. Remote working conditions may negatively affect our workforce’s productivity, result in disruptions to workflow and operations or make it more difficult for us to maintain proper internal controls over our financial reporting. Further, while we have taken steps to ensure the security of our data and to prevent security breaches, including through the use of authentications and VPNs, many of these measures are being deployed for the first time on a widespread and sustained basis, and there is no guarantee the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter some of the common risks associated with employees accessing Company data and systems remotely. As a result, we may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches.

Many of our customers operate in industries that have been disproportionately impacted by the COVID-19 pandemic, and the virus’s negative impact on their financial conditions and results of operations could have an adverse impact on our revenue.

While the industry in which we operate has not been directly impacted to the same extent as other industries, many of our customers in our Enterprise FiberLAN™ business operate in industries such as hospitality, education and stadiums/facilities management, each of which has been greatly impacted by the ongoing COVID-19 pandemic and the protective measures put in place by the local and state governments of the regions in which they operate, such as shelter-in-place orders, business closures, travel restrictions, operating restrictions and cancellations of large events. The adverse impacts that the virus and the accompanying protective measures have on our customers may influence their ability to purchase our products and solutions, make payments under their contracts with us, or it may lower their demand for our products and solutions as they take measures to cut costs and protect their businesses. As a result, our revenue may decline, which could have a material adverse effect on our results of operations and financial condition.

The ongoing COVID-19 pandemic could have a negative impact on the health of our employees which could be disruptive to our business and operations and may negatively impact productivity.

The ongoing COVID-19 pandemic has spread rapidly throughout the United States and the other regions in which we operate. As of June 30, 2020, there have been more than 10 million positive tests for COVID-19 across the globe, with approximately 2.58 million in the United States. If the virus spreads over a large portion of our workforce, it could have a material adverse effect on our operations. Additionally, if any of our executive officers were to test positive for COVID-19, it could have an adverse effect on our operations, including increased responsibilities for other executives, disruptions in operations or the inability of our executives to focus on essential Company business.

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

Further, if any employee, contractor or customer tests positive for COVID-19 as a result of having visited one of our facilities, we could be subject to legal action alleging liability. While many jurisdictions have enacted laws or issued executive orders to protect businesses from claims such as these, there can be no guarantee that every jurisdiction in which we operate will enact such protection or that any claim against us will necessarily fall within the scope of that protection.

We have applied for a small business aid program administered by the German government. There can be no assurance that we or our subsidiaries will qualify for assistance under this or other programs. If we or our subsidiaries do qualify, there is no certainty as to the amount of assistance we will receive.

Keymile has applied with UniCredit Bank AG for a "KfW-Unternehmerkredit" (KfW Entrepreneur Loan) for an amount of EUR 7.5 million under the German COVID-19 government aid package known as “KfW-Sonderprogramm 2020” (KfW Special Programme 2020) on terms subject to final agreement, and the Company and its subsidiaries may evaluate and consider application under other COVID-19 related foreign and domestic aid programs in the future. There can be no assurances that the Company and its subsidiaries will be approved for aid under any of these programs, and if approved, whether funding will be available at all or on conditions that are acceptable to the Company. While we may receive financial, tax or other relief and other benefits under and as a result of these assistance programs or others, it is not possible to estimate at this time the extent or impact of any such relief.

Risks Related to our Business

We have a significant amount of indebtedness.

As of June 30, 2020, the aggregate principal amount of our outstanding indebtedness was $56.8 million, consisting of $29.1 million in principal amount of outstanding borrowings under our short-term debt obligations and factored accounts receivable and $27.7 million in long-term related party borrowings.  On March 5, 2020, DASAN Network Solutions, Inc., a corporation organized under the laws of the Republic of Korea, and an indirect, wholly owned subsidiary of the Company (“DNS Korea”) entered into a Loan Agreement with DNI, pursuant to which DNS Korea borrowed KRW 22.4 billion ($18.5 million USD) from DNI (the “March 2020 DNI Loan”). DNS Korea loaned such borrowed funds to the Company, a portion of which were used to repay and terminate the Company’s prior credit facilities with PNC Bank, National Association. On June 1, 2020, DZS Japan entered into an assignment agreement with JECC Corporation to factor 1,258,822,828 YEN (approximately $11.6 million USD) of accounts receivables from one of its customers. JECC assessed a discount equivalent to 5,964,328 YEN (approximately $0.05 million USD) (or approximately 0.474% of the amount factored, with a stated factoring rate of 1.575% based on the days remaining from factoring to expected receivable collection). DZS Japan received 1,252,588,500 YEN (approximately $11.65 million USD) on June 19, 2020.

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

As of June 30, 2020, we had approximately $38.0 million in cash and cash equivalents, including $18.2 million in cash balances held by our international subsidiaries. If our operating performance does not improve, and we are unable to raise additional capital (as discussed in the prior risk factor), we may be unable to adequately fund our existing operations. Our current liquidity condition exposes us to the following risks:

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

We had a net loss of $8.9 million for the six months ended June 30, 2020, and a net loss of $13.3 million for the year ended December 31, 2019. Additionally, we have incurred significant losses in years prior to 2019. We have an accumulated deficit of $38.2 million as of June 30, 2020. We have significant fixed expenses and expect that we will continue to incur substantial manufacturing, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the operation of our business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to acquisitions and the integration of new technologies and other acquisitions that may occur in the future. We may not be able to adequately manage costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to sustain profitability in future periods will depend on our ability to generate and sustain higher revenue while maintaining reasonable costs and expense levels. If we fail to generate sufficient revenue to sustain profitability in future periods, we may continue to incur operating losses, which could be substantial, and our stock price could decline.

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

Pursuant to the definitive agreement for the Keymile Acquisition, we assumed certain of Keymile’s liabilities, including tax and pension liabilities, and any liabilities that may arise related to breaches of representations and warranties made by Keymile in connection with a prior sale of assets by Keymile that survive through 2022. Although the definitive agreement for the Keymile Acquisition entitles us to indemnification for certain losses incurred related to those assumed liabilities, our right to indemnification from the Keymile sellers is limited by the survival period of the representations and warranties included in the Keymile Acquisition definitive agreement and recovery is limited in amount to the purchase price of Keymile, or EUR 10.3 million (approximately $11.6 million USD). Additionally, our rights to recovery against such losses is limited under our and third party provided warranty and indemnity liability insurance coverage of up to EUR 35.3 million (approximately $39.6 million USD). If such claims or losses exceed such amount, or if they are not indemnifiable under the Keymile Acquisition definitive agreement, any such losses could negatively impact our financial situation. In addition, our closing of the Keymile Acquisition could give rise to substantial tax liabilities under German law, which could negatively impact our financial condition and liquidity.

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

The pricing of our products to customers and our ability to conduct business with certain customers can be affected by changes in U.S. and other countries’ trade policies. For example, before the trade deal was signed between the U.S. and China on January 15, 2020, the United States had imposed tariffs on a wide-range of products and goods manufactured in China that are directly or indirectly imported into the United States. In response, various countries and economic regions announced plans or intentions to impose retaliatory tariffs on a wide-range of products they import from the United States. Any newly imposed, announced and threatened U.S. tariffs and retaliatory tariffs could have the effect of increasing the cost of materials we use to manufacture certain products, which could result in lower margins. The tariffs could also result in disruptions to our supply chain, as suppliers struggle to fill orders from companies trying to purchase goods in bulk ahead of announced tariffs. Although we believe that the incremental costs to us of these tariffs were immaterial, if new tariffs are imposed or if new tariffs apply to additional categories of components used in our manufacturing activities, and if we are unable to pass on the costs of tariffs to our customers, our operating results would be harmed.

While the U.S.-China trade deal signaled a cooling of tensions between the United States and China, relations between the two countries have worsened in recent months and concerns over the stability of bilateral trade relations remain. Changes in political environments, governmental policies, international trade policies and relations, including as a result of tensions between the United States and China regarding the COVID-19 pandemic, trade practices and the protection of intellectual property rights, could result in revisions to laws or regulations or their interpretation and enforcement, trade sanctions, or retaliatory actions by China in response to U.S. actions, which could have an adverse effect on our customers, business plans and operating results.

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

In addition, the Company is subject to credit risk associated with the concentration of accounts receivable from its key customers. As of June 30, 2020, one customer represented 19% of net accounts receivable. As of December 31, 2019, two (2) customers represented 18% and 11% of net accounts receivable. If one or more of the Company’s top customers were to become bankrupt or insolvent or otherwise were unable to pay for the products and services provided by the Company, including as a result of conditions created by the COVID-19 pandemic, the Company may incur significant write-offs of accounts receivable or incur other impairment charges, which may have a material adverse effect on the Company’s results of operations.

We have experienced significant turnover with respect to our executives and our board, and our business could be adversely affected by these and other transitions in our senior management team or if any future vacancies cannot be filled with qualified replacements in a timely manner.

We have experienced significant turnover on our executive team and board since 2018. As a result of this turnover, our remaining management team has been required to take on increased responsibilities, which could divert attention from key business areas. If we continue to experience similar turnover in the future, we may be unable to timely replace the talent and skills of our management team and directors.

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

Our future success depends upon the continued services of our executive officers and other key employees, and our ability to identify, attract and retain highly skilled technical, managerial, sales and marketing personnel who have critical industry experience and relationships that we rely on to build and operate our business. As discussed elsewhere in these Risk Factors, we have experienced significant turnover on our executive team and board since 2018, including the departures of our former Chief Executive Officer and Chief Financial Officer. The loss of the services of any of our key employees or executive officers could delay the development and production of our products and negatively impact our ability to maintain customer relationships, which could harm our business, operations, financial condition and liquidity. Moreover, our historical inability to attract and retain sufficient qualified accounting personnel with expertise in U.S. GAAP has adversely affected our ability to maintain an effective system of internal controls and our ability to produce reliable financial reports, which could materially and adversely affect our business.

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

•	political considerations that affect service provider and government spending patterns;
•	heightened political tensions between the U.S. and China regarding the COVID-19 pandemic, trade practices and intellectual property rights;
•	differing technology standards or customer requirements;
•	developing and customizing our products for foreign countries;
•	fluctuations in currency exchange rates, foreign exchange controls and restrictions on cash repatriation;
•	longer accounts receivable collection cycles and financial instability of customers;
•	requirements for additional liquidity to fund our international operations;
•	pandemics, epidemics and other public health crises, such as the COVID-19 pandemic;
•	difficulties and excessive costs for staffing and managing foreign operations;
•	ineffective legal protection of our intellectual property rights in certain countries;
•	potentially adverse tax consequences; and
•	changes in a country’s or region’s political and economic conditions.

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

Our global headquarters are located in Plano, Texas and subject to disruption from natural causes beyond our control, including physical risks from hurricanes, severe storms, floods, other natural disaster or power shortages or outages that could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, in the event any of our facilities or the facilities of our suppliers, contract manufacturers, third-party service providers, or customers, is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, including the ongoing COVID-19 pandemic to the extent not already occurring, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control, our business and operating results could suffer. Disasters occurring at our or our vendors’ facilities also could impact our reputation.

Any of the foregoing events may have the effect of disrupting our supply chain, which could harm our business, financial condition or results of operations. Illness, travel restrictions, absenteeism, or other workforce disruptions could negatively affect our supply chain, manufacturing, distribution, or other business processes. We may face additional production disruptions in the future, which may place constraints on our ability to produce products in a timely manner or may increase our costs.

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

As of June 30, 2020, DNI owned approximately 44.0% of the outstanding shares of our common stock, representing a significant amount of the votes entitled to be cast by the holders of our outstanding common stock at a stockholder meeting. Due to its significant ownership percentage of our common stock, DNI has the ability to substantially influence or control the outcome of any matter submitted for the vote of our stockholders, including the election of directors and the approval of certain transactions. The interests of DNI may conflict with the interests of our other stockholders or with holders of our indebtedness and may cause us to take actions that our other stockholders or holders of our indebtedness do not view as beneficial.

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

There is a limited public market for our common stock. The average daily trading volume in our common stock during the 3 months ended June 30, 2020 was approximately 74,000 shares per day. We cannot provide assurances that a more active trading market will develop or be sustained. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares of our common stock could result in significant price fluctuations and it may be difficult for holders to sell their shares without depressing the market price of our common stock.

DNI, our largest stockholder, owned approximately 9.5 million shares of our common stock as of June 30, 2020 and has the right to require us to register, from time to time, the resale of those shares with the SEC. If DNI were to exercise its registration rights, its shares would become eligible for resale upon registration without restriction as to volume limitations. Our stock price could suffer a significant decline as a result of any sudden increase in the number of shares sold in the public market or market perception that the increased number of shares available for sale will exceed the demand for our common stock.

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

10.1+

Employment Agreement, dated as of June 18, 2020, by and between Dasan Zhone Solutions, Inc. and Philip John Yim (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K filed with the SEC on June 19, 2020).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.
+	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DASAN ZHONE SOLUTIONS, INC.

Date: August 10, 2020
	By:	/s/ CHARLES DANIEL VOGT
	Name:	Charles Daniel Vogt
	Title:	President and Chief Executive Officer

	By:	/s/ THOMAS J. CANCRO
	Name:	Thomas J. Cancro
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)