Form 10-Q
period 2020-09-30
DZS INC.
filed 2020-11-06
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

000-32743

(Commission File Number)

DZS INC.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No ☒

As of October 30, 2020, there were 21,640,274 shares outstanding of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$31,307	$28,747
Restricted cash	9,087	4,646
Accounts receivable - trade, net of allowance for doubtful accounts of $664 as of September 30, 2020 and $393 as of December 31, 2019	103,982	96,865
Other receivables	9,743	8,124
Contract assets	5,772	16,680
Inventories	43,899	35,439
Prepaid expenses and other current assets	5,745	4,185
Total current assets	209,535	194,686
Property, plant and equipment, net	7,170	6,769
Right-of-use assets from operating leases	18,663	20,469
Goodwill	3,977	3,977
Intangible assets, net	10,344	12,381
Deferred tax assets	1,828	1,622
Other assets	5,293	6,243
Total assets	$256,810	$246,147
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$40,850	$41,585
Short-term debt - bank, trade facilities and secured borrowings	23,341	17,484
Contract liabilities	3,836	3,567
Operating lease liabilities	4,347	4,201
Accrued and other liabilities	16,508	12,964
Total current liabilities	88,882	79,801
Long-term debt
Bank and trade facilities	—	9,937
Related party	28,152	9,096
Contract liabilities	2,854	3,230
Operating lease liabilities	16,337	18,154
Pension liabilities	17,976	17,671
Other long-term liabilities	1,764	1,710
Total liabilities	155,965	139,599
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, authorized 36,000 shares, 21,622 and 21,419 shares outstanding as of September 30, 2020 and December 31, 2019, respectively, at $0.001 par value	22	21
Additional paid-in capital	144,272	139,700
Accumulated other comprehensive loss	(5,173)	(3,939)
Accumulated deficit	(38,276)	(29,234)
Total stockholders’ equity	100,845	106,548
Total liabilities and stockholders’ equity	$256,810	$246,147

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenue:
Third parties	$93,395	$71,292	$209,882	$227,407
Related parties	552	232	2,077	1,870
Total net revenue	93,947	71,524	211,959	229,277
Cost of revenue:
Products and services - third parties	64,937	48,755	141,090	151,805
Products and services - related parties	408	190	1,713	1,427
Amortization of intangible assets	410	402	1,201	1,216
Total cost of revenue	65,755	49,347	144,004	154,448
Gross profit	28,192	22,177	67,955	74,829
Operating expenses:
Research and product development	8,903	9,898	26,865	29,512
Selling, marketing, general and administrative	16,925	15,716	43,845	45,684
Amortization of intangible assets	387	464	1,130	1,406
Total operating expenses	26,215	26,078	71,840	76,602
Operating income (loss)	1,977	(3,901)	(3,885)	(1,773)
Interest income	14	374	98	524
Interest expense	(446)	(1,124)	(1,503)	(3,239)
Loss on extinguishment of debt	—	—	(1,369)	—
Other income (expense), net	(41)	944	69	2,517
Income (loss) before income taxes	1,504	(3,707)	(6,590)	(1,971)
Income tax provision	1,619	289	2,452	1,098
Net income (loss)	(115)	(3,996)	(9,042)	(3,069)
Net income (loss) attributable to non-controlling interest	—	37	—	194
Net income (loss) attributable to DZS Inc.	(115)	(4,033)	(9,042)	(3,263)

Foreign currency translation adjustments	1,112	(2,426)	(1,519)	(4,123)
Actuarial gain (loss)	—	38	285	(1,115)
Comprehensive income (loss)	997	(6,384)	(10,276)	(8,307)
Comprehensive income (loss) attributable to non- controlling interest	—	31	—	209
Comprehensive income (loss) attributable to DZS Inc.	$997	$(6,415)	$(10,276)	$(8,516)

Net income (loss) per share attributable to DZS Inc.
Basic	$(0.01)	$(0.19)	$(0.42)	$(0.17)
Diluted	$(0.01)	$(0.19)	$(0.42)	$(0.17)
Weighted average shares outstanding used to compute basic net income (loss) per share	21,592	21,384	21,532	18,732
Weighted average shares outstanding used to compute diluted net income (loss) per share	21,592	21,384	21,532	18,732

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity and Non-Controlling Interest

(In thousands, except per share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'	Non- controlling	Total stockholders' equity and non- controlling
	Shares	Amount	capital	income (loss)	deficit	equity	interest	interest
For the Nine-Month Period Ended September 30, 2020:
Balance as of December 31, 2019	21,419	$21	$139,700	$(3,939)	$(29,234)	$106,548	$—	$106,548
Exercise of stock awards and employee stock plan purchases	94	—	709	—	—	709	—	709
Stock-based compensation	—	—	782	—	—	782	—	782
Net loss	—	—	—	—	(8,771)	(8,771)	—	(8,771)
Other comprehensive loss	—	—	—	(1,979)	—	(1,979)	—	(1,979)
Balance as of March 31, 2020	21,513	21	141,191	(5,918)	(38,005)	97,289	—	97,289
Exercise of stock awards and employee stock plan purchases	46	—	284	—	—	284	—	284
Stock-based compensation	—	—	868	—	—	868	—	868
Net loss	—	—	—	—	(156)	(156)	—	(156)
Other comprehensive loss	—	—	—	(367)	—	(367)	—	(367)
Balance as of June 30, 2020	21,559	$21	$142,343	$(6,285)	$(38,161)	$97,918	$—	$97,918
Exercise of stock awards and employee stock plan purchases	39	1	269	—	—	270	—	270
Stock-based compensation	24	—	1,660	—	—	1,660	—	1,660
Net income (loss)	—	—	—	—	(115)	(115)	—	(115)
Other comprehensive loss	—	—	—	1,112	—	1,112	—	1,112
Balance as of September 30, 2020	21,622	$22	$144,272	$(5,173)	$(38,276)	$100,845	$—	$100,845

For the Nine-Month Period Ended September 30, 2019:
Balance as of December 31, 2018	16,587	$16	$93,192	$(192)	$(15,777)	$77,239	$615	$77,854
Stock-based compensation	9	—	825	—	—	825	—	825
Net loss	—	—	—	—	(1,638)	(1,638)	181	(1,457)
Other comprehensive loss	—	—	—	(1,124)	—	(1,124)	(1)	(1,125)
Balance as of March 31, 2019	16,596	16	94,017	(1,316)	(17,415)	75,302	795	76,097
Issuance of common stock in public offering, net of issuance costs	4,718	5	42,504	—	—	42,509	—	42,509
Exercise of stock awards and employee stock plan purchases	55	—	473	—	—	473	—	473
Stock-based compensation	11	—	811	—	—	811	—	811
Net income (loss)	—	—	—	—	2,408	2,408	(24)	2,384
Other comprehensive income (loss)	—	—	—	(1,748)	—	(1,748)	23	(1,725)
Balance as of June 30, 2019	21,380	$21	$137,805	$(3,064)	$(15,007)	$119,755	$794	$120,549
Purchase of non-controlling interest in subsidiary	—	—	(127)	—	—	(127)	(823)	(950)
Stock-based compensation	8	—	1,182	—	—	1,182	—	1,182
Net income (loss)	—	—	—	—	(4,033)	(4,033)	37	(3,996)
Other comprehensive loss	—	—	—	(2,381)	—	(2,381)	(8)	(2,389)
Balance as of September 30, 2019	21,388	$21	$138,860	$(5,445)	$(19,040)	$114,396	$—	$114,396

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(9,042)	$(3,069)
Adjustments to reconcile net income (loss) to net cash Used in operating activities:
Depreciation and amortization	3,935	4,110
Loss on extinguishment of debt	1,343	—
Amortization of deferred financing costs	147	453
Stock-based compensation	3,310	2,818
Provision for inventory write-down	4,079	2,289
Allowance for doubtful accounts	446	148
Provision for sales returns	556	413
Unrealized gain on foreign currency transactions	(405)	(2,080)
Deferred taxes	(224)	884
Bargain purchase gain on acquisition	—	(334)
Changes in operating assets and liabilities:
Accounts receivable	(16,582)	(29,724)
Contract assets	11,609	819
Inventories	(11,984)	(3,454)
Prepaid expenses and other assets	(1,958)	3,859
Accounts payable	2,558	9,275
Contract liabilities	(131)	(4,246)
Accrued and other liabilities	1,348	(4,049)
Net cash used in operating activities	(10,995)	(21,888)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,947)	(1,461)
Acquisition of business, net of cash acquired	—	(4,697)
Net cash used in investing activities	(1,947)	(6,158)
Cash flows from financing activities:
Proceeds from short-term borrowings and line of credit	13,774	25,884
Repayments of short-term borrowings and line of credit	(12,077)	(38,486)
Proceeds from long-term borrowings	—	25,000
Repayments of long-term borrowings	(13,125)	(1,250)
Proceeds from related party term loan	18,361	—
Proceeds from factored accounts receivable	11,645	—
Repayments of related party term loan	—	(5,000)
Deferred financing costs	(20)	(1,998)
Proceeds from issuance of common stock in public offering, net of issuance costs	—	42,509
Purchase of non-controlling interest	—	(950)
Proceeds from exercise of stock awards and employee stock plan purchases	1,262	473
Net cash provided by financing activities	19,820	46,182
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	47	(984)
Net increase in cash, cash equivalents and restricted cash	6,925	17,152
Cash, cash equivalents and restricted cash at beginning of period	33,635	35,648
Cash, cash equivalents and restricted cash at end of period	$40,560	$52,800

Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	$31,307	$47,851
Restricted cash	9,087	4,448
Long-term restricted cash	166	501
	$40,560	$52,800

Supplemental disclosure of cash flow information:
Shares of the Company's common stock held in escrow	—	—
Cash paid during the period for:
Interest - bank and trade facilities	$616	$2,223
Interest - related party	$888	$404
Income taxes	$2,587	$1,996

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

DZS Inc. (referred to, collectively with its subsidiaries, as “DZS” or the “Company”) is a global provider of ultra-broadband network access solutions and communications platforms deployed by advanced Tier 1, 2 and 3 service providers and enterprise customers. On August 26, 2020, the Company filed a Certificate of Amendment to our Restated Certificate of Incorporation with the Delaware Secretary of State reflecting a company name change from Dasan Zhone Solutions, Inc to DZS Inc. The Company provides a wide array of reliable, cost-effective networking technologies, including broadband access, Ethernet switching, mobile backhaul, Passive Optical LAN and software-defined networks, to a diverse customer base that includes more than 1,000 customers in more than 100 countries worldwide.

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

Certain prior-year amounts have been reclassified to conform to the current-quarter presentation.  The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 24, 2020. For a complete description of what the Company believes to be the critical accounting policies and estimates used in the preparation of its unaudited condensed consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(c)	Risks and Uncertainties

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, assuming the Company will continue as a going concern.

The Company had net loss of $0.1 million and net loss of $9.0 million for the three and nine months ended September 30, 2020.  Additionally, the Company had a net loss of $13.3 million for the year ended December 31, 2019 and incurred significant losses in years prior to 2019. As of September 30, 2020, the Company had an accumulated deficit of $38.3 million and working capital of $120.7 million. As of September 30, 2020, the Company had $31.3 million in cash and cash equivalents, which included $13.7 million in cash balances held by its international subsidiaries, and $51.5 million in aggregate principal debt of which $23.3 million was reflected in current liabilities.

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

The Company’s ability to meet its obligations as they become due in the ordinary course of business for the next twelve (12) months will depend on its ability to (i) achieve forecasted results of operations, (ii) access funds approved under existing or new credit facilities and/or raise additional capital through sale of the Company’s common stock to the public, and (iii) effectively manage working capital requirements. If the Company cannot raise additional funds when it needs or want them, or if customers are unable or unwilling to pay on a timely basis, its operations and prospects could be negatively affected. Management’s belief that it will achieve forecasted results of operations assumes that, among other things, the Company will continue to be successful in implementing its business strategy. If one or more of these factors do not occur as expected, it could cause the Company to fail to meet its obligations as they come due.

In December 2019, a strain of coronavirus, now known as COVID-19, was reported to have surfaced in Wuhan, China. Since that time, the widespread and sustained transmission of the virus has reached global pandemic status. In response to the pandemic, many national and international health agencies have recommended, and many countries and state, provincial and local governments have implemented, various measures, including travel bans and restrictions, limitations on public and private gatherings, business closures or operating restrictions, social distancing, and shelter-in-place orders. The health effects of the pandemic and the above measures taken in response thereto have had an effect on the global economy in general and have materially impacted and will likely continue to impact the Company’s financial condition, results of operations and cash flows. Given the ongoing and dynamic nature of the virus and the worldwide response related thereto, it is difficult to predict the full impact of the COVID-19 pandemic on our business. Due to the uncertainty around the future economic impact of the pandemic, the fair value measurements used in the Company’s impairment assessments could be negatively impacted and could result in future impairments of goodwill, intangibles and other long-lived assets. For the nine months ended September 30, 2020 the Company’s revenues decreased by approximately 8% compared to the same period of last year in part due to the COVID-19 pandemic.  However, during the quarter ended September 30, 2020, the Company’s revenues increased by 31% compared to the quarter ended September 30, 2019 and 33% compared to the quarter ended June 30, 2020. The impact of a continued COVID-19 pandemic or sustained measures taken to limit or contain the outbreak could continue to have a material and adverse effect on our business, financial condition, results of operations, and cash flows.

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
(e)	Revenue Disaggregation Information

The following table presents the revenues by source (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue by source:
Products	$88,910	$66,447	$197,832	$214,891
Services	5,037	5,077	14,127	14,386
Total	$93,947	$71,524	$211,959	$229,277

The following summarizes required disclosures about geographical concentrations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue by geography:
United States	$10,566	$9,662	$27,543	$28,993
Canada	1,319	$1,062	4,395	2,950
Total North America	11,885	$10,724	31,938	31,943
Latin America	5,094	$6,273	12,089	18,829
Europe, Middle East, Africa	19,911	$15,838	47,526	59,429
Korea	15,423	$20,877	39,090	55,682
Japan	32,966	$9,308	66,288	28,680
Other Asia Pacific	8,668	$8,504	15,028	34,714
Total International	82,062	$60,800	180,021	197,334
Total	$93,947	$71,524	$211,959	$229,277

Contract Balances

The Company records contract assets when it has a right to consideration and records accounts receivable when it has an unconditional right to consideration. Contract liabilities consist of cash payments received (or unconditional rights to receive cash) in advance of fulfilling performance obligations.

The opening and closing balances of contract assets and contract liabilities related to contracts with customers are as follows:

	Contract Assets	Contract Liabilities
December 31, 2019	$16,680	$6,797
September 30, 2020	5,772	6,690
Increase (decrease)	$(10,908)	$(107)

The decrease in contract assets during the nine months ended September 30, 2020 was primarily due to invoicing that occurred in 2020 from unbilled balances reflected as contract assets as of December 31, 2019.

The decrease in contract liabilities during the nine months ended September 30, 2020 was primarily due to the deferral of revenue due to shipments not meeting the criteria for revenue recognition as of September 30, 2020, as compared to December 31, 2019.  The amount of revenue recognized in the nine months ended September 30, 2020 that was included in the prior period contract liability balance was $2.8 million. This revenue consists of products and services provided to customers who had been invoiced prior to the current year.

(f)	Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and restricted cash which totaled $40.6 million at September 30, 2020, including $17.8 million held by international subsidiaries.  Cash and cash equivalents consist of financial deposits and money market accounts that are principally held with various domestic and international financial institutions with high credit standing.

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts.

For the three months ended September 30, 2020, two customers accounted for 35% of net revenue in the aggregate. For the nine months ended September 30, 2020, one customer accounted for 16% of net revenue. For the three months ended September 30, 2019, one customer accounted for 11% of net revenue. For the nine months ended September 30, 2019, no single customer accounted for 10% or more of net revenue.

As of September 30, 2020, three customers each represented 17%, 16% and 16% of net accounts receivable, respectively. As of December 31, 2019, two customers represented 18% and 11% of net accounts receivable, respectively.

As of September 30, 2020 and December 31, 2019, receivables from customers in countries other than the United States represented 93% and 94%, respectively, of net accounts receivable.

The Company is currently evaluating the collectability of certain accounts receivable totaling $17.1 million that are due from a customer with a favorable payment history, located in India, that are past due under the original sales terms. It is difficult to determine when this receivable will be collected and the ultimate amount to be collected.  The Company is actively working with the customer to arrange payment. The Company is currently unable to determine whether any loss will ultimately occur in connection with the resolution of this matter and has not accrued any loss in the accompanying unaudited condensed consolidated financial statements based on its current expectations regarding the collectability of the receivable.  Management will continue to evaluate the collectability of this receivable as more information becomes available.

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

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The updated guidance is effective for the Company on January 1, 2021, with early adoption permitted. The Company is currently assessing the potential impact of adopting this new guidance but does not expect adoption to have a material impact on the Company’s consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12: Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting standard but does not expect adoption to have a material impact on the Company's consolidated financial statements or disclosures.

(2)	Business Combination

Keymile Acquisition

On January 3, 2019, ZTI Merger Subsidiary III Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“ZTI”), acquired all of the outstanding shares of Keymile GmbH (“Keymile”), a limited liability company organized under the laws of Germany, from Riverside KM Beteiligung GmbH, a limited liability company organized under the laws of Germany, pursuant to a share purchase agreement (the “Keymile Acquisition”) for a final adjusted acquisition price of $9.3 million.  Following the closing of the acquisition, Keymile became a wholly owned subsidiary of the Company.

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

The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet as of September 30, 2020 and December 31, 2019, but require disclosure of their fair values: cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable, accrued liabilities, lease liabilities and debt.  The carrying values of financial instruments such as cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The carrying value of the Company's lease liabilities and debt approximates their fair values based on the current rates available to the Company for debt of similar terms and maturities.
(4)	Cash, Cash Equivalents and Restricted Cash

As of September 30, 2020 and December 31, 2019, the Company's cash and cash equivalents consisted of financial deposits. Restricted cash consisted primarily of cash restricted for performance bonds, warranty bonds and collateral for borrowings, and Long-term restricted cash is included in other assets. Long-term restricted cash was $0.2 million as of September 30, 2020 and December 31, 2019.
(5)	Balance Sheet Details

Balance sheet detail as of September 30, 2020 and December 31, 2019 is as follows:

Inventories consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$14,940	$15,774
Work in process	2,876	1,458
Finished goods	26,083	18,207
Total inventories	$43,899	$35,439

Inventories provided as collateral for borrowings from Export-Import Bank of Korea amounted to $8.9 million and $6.7 million as of September 30, 2020 and December 31, 2019, respectively.

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Furniture and fixtures	$11,548	$10,803
Machinery and equipment	3,020	2,550
Leasehold improvements	4,315	4,267
Computers and software	2,298	1,990
Other	617	660
	21,798	20,270
Less: accumulated depreciation and amortization	(14,285)	(13,130)
Less: government grants	(343)	(371)
Total property, plant and equipment, net	$7,170	$6,769

Depreciation expense associated with property, plant and equipment for the three and nine months ended September 30, 2020 was $0.6 million and $1.6 million, respectively.  Depreciation expense associated with property, plant and equipment for the three and nine months ended September 30, 2019 was $0.5 million and $1.5 million, respectively.

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

(6)	Goodwill and Intangible Assets

Goodwill was as follows (in thousands):

	September 30, 2020	December 31, 2019
Gross carrying amount	$4,980	$4,980
Less: accumulated impairment	(1,003)	(1,003)
Goodwill, net	$3,977	$3,977

As of September 30, 2020 and December 31, 2019, the net carrying value of goodwill is all attributable to the Company’s US reporting unit. As of March 31, 2020, the Company performed a goodwill impairment assessment for the US reporting unit, due to operating losses incurred by the US reporting unit during the first quarter of 2020 amid the worldwide effects of the COVID-19 pandemic. The fair value of the US reporting unit was estimated using an equal weighting of the guideline company and discounted cash flow methods.

As of September 30, 2020, no indicators of impairment were identified regarding goodwill and intangible assets for the US reporting unit.

The Company did not recognize any impairment of goodwill and intangible assets during the three and nine months ended September 30, 2020 or 2019.

Intangible assets consisted of the following (in thousands):

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$8,218	$(4,304)	$3,914
Customer relationships	8,956	(3,440)	5,516
Trade name	1,407	(493)	914
Total intangible assets, net	$18,581	$(8,237)	$10,344

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$7,994	$(3,027)	$4,967
Customer relationships	8,795	(2,458)	6,337
Trade name	1,346	(269)	1,077
Total intangible assets, net	$18,135	$(5,754)	$12,381

Amortization expense associated with intangible assets for the three and nine months ended September 30, 2020 was $0.9 million and $2.3 million, respectively.  Amortization expense associated with intangible assets for the three and nine months ended September 30, 2019 was $0.9 million and $1.8 million, respectively.

The following table presents the future amortization expense of the Company’s intangible assets as of September 30, 2020 (in thousands):

Remainder of 2020	$798
2021	2,988
2022	2,580
2023	2,580
2024	524
Thereafter	874
Total	$10,344

Weighted average remaining life:
Developed technology	2.9 years
Customer relationships	4.7 years
Trade name	3.3 years

(7)	Debt

The following tables summarize the Company’s debt (in thousands):

	September 30, 2020
	Short-term	Long-term	Total
Bank, Trade Facilities and Secured Borrowings - Foreign Operations	$23,341	$—	$23,341
Related Party	—	28,167	28,167
	23,341	28,167	51,508
Less: unamortized deferred financing costs	—	(15)	(15)
	$23,341	28,152	$51,493

	December 31, 2019
	Short-term	Long-term	Total
PNC Credit Facilities	$2,500	$10,625	$13,125
Bank and Trade Facilities - Foreign Operations	15,779	—	15,779
Related Party	—	9,096	9,096
	18,279	19,721	38,000
Less: unamortized deferred financing costs on the PNC Credit Facilities	(795)	(688)	(1,483)
	$17,484	$19,033	$36,517

 The future principal maturities of our term loans for each of the next five years are as follows (in thousands):

Year ended December 31, 2020	$5,940
2021	17,401
2022	28,167
2023	—
2024	—
Total	$51,508

Bank, Trade Facilities and Secured Borrowings - Foreign Operations

On June 1, 2020, DZS Japan entered into an assignment agreement with JECC Corporation to factor 1,258,822,828 YEN (approximately $11.6 million) of accounts receivables from one of its customers. JECC assessed a discount equivalent to 5,964,328 YEN (approximately $0.05 million) (or approximately 0.474% of the amount factored, with a stated factoring rate of 1.575% based on the days remaining from factoring to expected receivable collection). DZS Japan received 1,252,858,500 YEN (approximately $11.65 million) on June 19, 2020.  In accordance with ASC 860, Transfers and Servicing of Financial Assets, this agreement is accounted for as a secured borrowing. The expected collection of the underlying accounts receivable is before the end of 2020.  As of September 30, 2020, the secured borrowing balance was $5.9 million.

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

As of September 30, 2020 and December 31, 2019, the Company had an aggregate outstanding balance of $23.3 million and $15.8 million, respectively, under such financing arrangements. The maturity dates and interest rates per annum applicable to outstanding borrowings under these financing arrangements are listed in the tables below (amount in thousands).

		September 30, 2020
		Maturity Date	Denomination	Interest rate (%)	Amount (in U.S. dollars)
JECC Corporation	Secured borrowing	12/26/2020	JPN	1.575	$5,940
Korea Development Bank	Term loan	8/10/2021	KRW	2.28	4,261
LGUPlus	Term loan	6/17/2021	KRW	0	1,704
Korea Development Bank	Credit facility	8/7/2021	USD	1.70 - 3.20	3,150
NongHyup Bank	Credit facility	9/30/2021	USD	1.90 - 2.00	1,148
The Export-Import Bank of Korea	Export development loan	5/4/2021	KRW	1.99	6,818
Industrial Bank of Korea	Credit facility	4/27/2021	USD	3.00 - 3.30	320
					$23,341

		December 31, 2019
		Maturity Date	Denomination	Interest rate (%)	Amount (in U.S. dollars)
NongHyup Bank	Credit facility	09/30/2020	USD	3.50 ~ 4.50	$2,091
The Export-Import Bank of Korea	Export development loan	07/01/2020	KRW	2.75	5,182
Korea Development Bank	Term loan	08/08/2020	KRW	3	4,319
Korea Development Bank	Credit facility	08/07/2020	USD	3.00 ~ 3.15	2,460
LGUPlus	Term loan	06/17/2020	KRW	0	1,727
					$15,779

As of September 30, 2020 and December 31, 2019, the Company had $0.2 million and $0.8 million committed as security for letters of credit under the Company's $19.0 million credit facilities with certain foreign banks. As of September 30 2020, the Company had approximately $14.4 million available to draw under its credit facilities.

Related Party Debt

In February 2016, Dasan Network Solutions, Inc. (“DNS California”), a wholly-owned, direct subsidiary of the Company and the sole stockholder of Dasan Network Solutions, Inc. (“DNS Korea”), borrowed $1.8 million from Dasan Networks, Inc. (“DNI”) for capital investment with an interest rate of 4.6% per annum, payable annually.  On February 27, 2019, in connection with the entry into the PNC Credit Facilities, the Company amended the terms of this loan to extend the repayment date to May 27, 2022. As of September 30, 2020, $1.8 million was outstanding.

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

In March 2018, DNS Korea borrowed $5.8 million from DNI of which $4.5 million was repaid on August 8, 2018. The loan bears interest at a rate of 4.6%. On February 27, 2019, in connection with the entry into the PNC Credit Facilities, the Company and DNI amended the terms of this loan to extend the repayment date to May 27, 2022.  As of September 30, 2020, $1.3 million was outstanding.

In December 2018, the Company entered into a Loan Agreement with DNI for a $6.0 million term loan with an interest rate of 4.6% per annum.  On February 27, 2019, in connection with the entry into the PNC Credit Facilities, the Company and DNI amended the terms of the term loan to extend the repayment date until May 27, 2022 and to terminate any security granted to DNI with respect to such term loan. As of September 30, 2020, $6.0 million was outstanding.

The modifications resulting from the amendments described in the four preceding paragraphs were limited to the extension of the maturity dates and removal of the collateral on the outstanding term loans with DNI. There were no fees paid to DNI or external costs otherwise incurred in connection with these modifications.

In March 2020, DNS Korea, the Company’s wholly-owned, indirect subsidiary entered into a Loan Agreement with DNI (the “March 2020 DNI Loan”). The March 2020 DNI Loan was negotiated and approved on behalf of the Company and its subsidiaries by a special committee of the Board of Directors of the Company (the “Special Committee”) consisting of directors determined to be independent from DNI. The March 2020 DNI Loan consists of a term loan in the amount of KRW 22.4 billion (approximately $18.5 million) with interest payable semi-annually at an annual rate of 4.6% and maturing on March 11, 2022. No principal payments are due on the March 2020 DNI Loan until the maturity date, but DNS Korea may prepay the loan, or a portion thereof, without penalty. As of September 30, 2020, $19.1 million was outstanding.

As security for the March 2020 DNI Loan (and other existing loans between DNI and DNS Korea and/or DNS California), (i) DNS California agreed to pledge the outstanding shares of DNS Korea to DNI and (ii) DNS Korea granted a security interest in its personal property assets, accounts receivable and intellectual property assets to DNI. The March 2020 DNI Loan includes certain covenants consisting of financial reporting obligations, a maintenance covenant whereby DNS Korea agreed to maintain a minimum stockholders’ equity value in an amount equal to or greater than KRW 43.3 billion (approximately $35.8 million), and customary events of default. If an event of default occurs and is not remedied within the applicable cure period, DNI will be entitled to take various actions, including requiring the immediate repayment of all outstanding amounts under the March 2020 DNI Loan and selling the shares or assets of DNS Korea.

DNS Korea loaned the funds borrowed under the March 2020 DNI Loan to the Company, and the Company utilized a portion of such funds to repay in full and terminate the PNC Credit Facilities.

As of September 30, 2020, the Company had borrowings of $28.2 million outstanding from related parties. The outstanding balance at September 30, 2020 consisted of the March 2020 DNI Loan of KRW 22.4 billion (approximately $19.1 million), a $6.0 million unsecured subordinated term loan facility which matures in March 2022, a $1.8 million loan for capital investment which matures in May 2022, and KRW 1.5 billion (approximately $1.3 million) outstanding under a secured loan from DNS Korea which matures in May 2022.  All four loans bear interest at a rate of 4.6% per annum.

Interest expense on these related party borrowings was $0.3 million and $0.8 million for the three and nine months ended September 30, 2020, respectively.  Interest expense on these related party borrowings was $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively.

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

The Company sponsors defined benefit plans for its employees in Germany and Japan. Defined benefit plans provide pension benefits based on compensation and years of service. The Germany plans were frozen as of September 30, 2003 and have not been offered to new employees after that date. The Company has recorded the underfunded status as of September 30, 2020 and December 31, 2019, respectively, as a long-term liability on the unaudited condensed consolidated balance sheets. The accumulated benefit obligation for the plans was $18.0 million and $17.7 million as of September 30, 2020 and December 31, 2019, respectively.

Periodic benefit costs were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest costs	$50	$43	$127	$129
Net amortization costs	—	—	10	—
Period costs	$50	$43	$137	$129

As of June 30, 2020, the Company performed a voluntary interim measurement of the plan obligations, due to a significant decrease in the discount rate since the measurement date on March 31, 2020, and recorded an actuarial loss on pension plan of $1.2 million, as reflected on the unaudited condensed consolidated statement of comprehensive (loss) income during the three months ended June 30, 2020. No such remeasurements were performed as of September 30, 2020.

The Company holds life insurance contracts, with the Company as beneficiary, in the amount of $3.3 million as of September 30, 2020, related to individuals under the pension plans. These insurance contracts are classified as other assets on the Company’s consolidated balance sheet. The Company intends to use any proceeds from these policies to fund the pension plans. However, since the Company is the beneficiary on these policies, these assets have not been designated pension plan assets.

The weighted average assumptions used in determining the benefit obligation related to the plans are as follows:

	September 30, 2020	December 31, 2019
Discount rate	0.9%	0.9%

(9)	Non-Controlling Interests

Non-controlling interests were as follows (in thousands):

Nine Months Ended September 30,
2019
Beginning non-controlling interests	$615
Net income attributable to non-controlling interests	194
Purchase of noncontrolling interest in subsidiary	(823)
Foreign currency translation adjustments (OCI)	14
Ending non-controlling interests	$—

On July 31, 2019, the Company acquired the remaining 30.94% non-controlling interest of Dasan Network Solutions Japan, Inc. (“DZS Japan”).

(10)	Related Party Transactions

Related Party Debt

As of September 30, 2020 and December 31, 2019, the Company had $28.2 million and $9.1 million, respectively, outstanding from related party borrowings from DNI. See Note 7 Debt for further information about the Company’s related party debt.

Other Related Party Transactions

Sales, cost of revenue, manufacturing (included in cost of revenue), research and product development, selling, marketing, general and administrative, interest expense and other expenses to and from related parties were as follows (in thousands) for the three months ended September 30, 2020 and 2019:

		Three Months Ended September 30, 2020
Counterparty	DNI ownership interest	Sales	Cost of revenue	Manufacturing (cost of revenue)*	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	N/A	$552	$408	$-	$-	$906	$324	$93
		$552	$408	$-	$-	$906	$324	$93

		Three Months Ended September 30, 2019
Counterparty	DNI ownership interest	Sales	Cost of revenue	Manufacturing (cost of revenue)*	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	N/A	$232	$190	$—	$—	$966	$104	$84
Tomato Soft Ltd.**	100%	—	—	29	—	—	—	—
Tomato Soft (Xi'an) Ltd.**	100%	—	—	—	137	—	—	—
Chasan Networks Co., Ltd.**	100%	—	—	279	16	—	—	—
		$232	$190	$308	$153	$966	$104	$84

Sales, cost of revenue, manufacturing (included in cost of revenue), research and product development, selling, marketing, general and administrative, interest expense and other expenses to and from related parties were as follows (in thousands) for the nine months ended September 30, 2020 and 2019:

		Nine Months Ended September 30, 2020
Counterparty	DNI ownership interest	Sales	Cost of revenue	Manufacturing (cost of revenue)*	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	N/A	$2,077	$1,713	—	—	$2,047	$763	$263
DASAN Ventures	33%	—	—	20	81	55	—	—
		$2,077	$1,713	$20	$81	$2,102	$763	$263

		Nine Months Ended September 30, 2019
Counterparty	DNI ownership interest	Sales	Cost of revenue	Manufacturing (cost of revenue)*	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	N/A	$1,828	$1,346	$—	$—	$2,984	$349	$255
Tomato Soft Ltd.**	100%	—	—	88	—	—	—	—
Tomato Soft (Xi'an) Ltd.**	100%	—	—	—	392	—	—	—
Chasan Networks Co., Ltd.**	100%	—	—	837	55	—	—	—
J-Mobile Corporation**	90.47%	42	81	—	—	—	—	—
		$1,870	$1,427	$925	$447	$2,984	$349	$255

*

Manufacturing costs represent product purchases from related parties and manufacturing activities performed by related parties, and are included in Cost of revenue on the unaudited consolidated statement of comprehensive (loss) income.

**	Entity no longer a related party as of September 30, 2020.

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

On September 9, 2016, DZS acquired DNS California, through the merger of a wholly owned subsidiary of Zhone Technologies, Inc. with and into DNS California, with DNS California surviving as the Company’s wholly-owned subsidiary (the “Merger”). Prior to the Merger, as DNS California was then a wholly owned subsidiary of DNI, DNI had sales agreements with certain customers on DNS California's behalf.  Since the Merger, due to these prior sales agreements, the Company has entered into an agreement with DNI in which DNI acts as a sales channel to these customers. Sales to DNI necessary for DNI to fulfill agreements with its customers are recorded net of royalty fees in related party revenue.

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

Balances of Receivables and Payables with Related Parties

Balances of receivables and payables arising from sales and purchases of goods and serviced with related parties as of September 30, 2020 and December 31, 2019 were included in the following balance sheet captions on the unaudited consolidated balance sheet, as follows (in thousands):

		As of September 30, 2020
Counterparty	DNI ownership interest	Account receivables	Other receivables	Deposits for lease *	Loan Payable	Accounts payable	Other payables	Accrued and other liabilities
DNI	N/A	$898	$247	$700	$28,152	$-	$979	$11
		$898	$247	$700	$28,152	$—	$979	$11

		As of December 31, 2019
Counterparty	DNI ownership interest	Account receivables	Other receivables	Deposits for lease*	Loan Payable	Accounts payable	Other payables	Accrued and other liabilities
DNI	N/A	$—	$32	$709	$9,096	$—	$1,475	$119
Tomato Soft Ltd.**	100%	—	—	—	—	—	10	—
Tomato Soft (Xi'an), Ltd**	100%	—	—	—	—	—	45	—
Chasan Networks Co., Ltd.**	100%	—	—	—	—	96	—	—
		$—	$32	$709	$9,096	$96	$1,530	$119

The related party receivables and payables balances are reflected in the respective balance sheet captions noted in the table headers above, other than:

*	Deposits for leases are included in Other assets in the unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.
**	Entity no longer a related party as of September 30, 2020.
(11)	Common Stock

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
(12)	Net Income Per Share Attributable to DZS Inc.

Basic net income per share attributable to DZS Inc. is computed by dividing the net income attributable to DZS Inc. for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income per share attributable to DZS Inc. gives effect to common stock equivalents; however, potential common stock equivalents are excluded if their effect is antidilutive. Potential common stock equivalents are composed of incremental shares of common stock issuable upon the exercise of stock options and the vesting of restricted stock units. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same.

The following table is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation (in thousands, except per share data) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to DZS Inc.	$(115)	$(4,033)	$(9,042)	$(3,263)
Weighted average number of shares outstanding:
Basic	21,592	21,384	21,532	18,732
Effect of dilutive securities: *
Stock options, restricted stock units and share awards	—	—	—	—
Diluted	21,592	21,384	21,532	18,732
Net income (loss) per share attributable to DZS Inc.:
Basic	$(0.01)	$(0.19)	$(0.42)	$(0.17)
Diluted	$(0.01)	$(0.19)	$(0.42)	$(0.17)

* For the three and nine months ended September 30, 2020, approximately 160 and 302 anti-dilutive shares were excluded from the diluted net loss per share calculation, respectively.

(13)	Leases

The Company leases certain properties and buildings (including manufacturing facilities, warehouses, and office spaces) and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists of operating leases which expire at various dates through 2027.

On August 1, 2020, the Company completed its relocation of its corporate headquarters from Oakland, California to Plano, Texas and establish a new U.S.-based Engineering Center of Excellence in Plano. On February 24, 2020, in connection with the planned relocation of the Company headquarters to Plano, the Company entered into two separate sublease agreements for office and laboratory space in Plano, TX. The commencement date of these leases occurred in the second quarter of 2020. On the commencement date of these leases, the Company recognized an aggregate of approximately $1.3 million in right-of-use assets and operating lease liabilities in connection with these leases.  In September 2020, the Company entered into a lease agreement for additional office space at its headquarters in Plano, TX.  The commencement date is expected to occur during the three months ended December 31, 2020.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$1,335	$1,064	$4,024	$3,327
Variable lease cost	159	194	473	520
Short-term lease cost	93	—	279	—
Total net lease cost	$1,587	$1,258	$4,776	$3,847

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating cash outflows from operating leases	$1,357	$1,265	$3,903	$3,888
ROU assets obtained in exchange for operating lease obligations	$-	$35	$1,364	$35

The following table presents the weighted average remaining lease term and weighted average discount rates related to the Company’s operating leases as of September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020	December 31, 2019
Weighted average remaining lease term	4.8 years	5.5 years
Weighted average discount rate	5.7%	5.5%

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2020 (in thousands):

Remainder of 2020	$1,601
2021	5,283
2022	4,859
2023	4,424
2024	3,958
Thereafter	3,720
Total operating lease payments	23,845
Less: imputed interest	(3,161)
Total operating lease liabilities	$20,684

(14)	Commitments and Contingencies

Warranties

The Company accrues warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one to five years from the date of shipment. The following table reconciles changes in the Company’s accrued warranties and related costs included in accrued and other liabilities (in thousands) for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$1,610	$1,319
Assumed balance from Keymile	—	230
Charged to cost of revenue	341	732
Claims and settlements	(1,026)	(782)
Foreign exchange impact	(15)	(27)
Ending balance	$910	$1,472

Performance Bonds

In the normal course of operations, from time to time, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. As of September 30, 2020, the Company had $7.4 million of surety bonds guaranteed by third parties.

Purchase Commitments

The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. However, the Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments.  The amount of non-cancellable purchase commitments outstanding, net of reserve, was $4.7 million as of September 30, 2020.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue and is recorded in cost of revenue.  For the three months ended September 30, 2020 and 2019, the Company incurred $1.6 million and $0.1 million of royalty expense.  For the nine months ended September 30, 2020 and 2019, the Company incurred $2.7 million and $0.5 million of royalty expense.

Payment Guarantees provided by Third Parties and DNI

The following table sets forth payment guarantees of the Company's indebtedness and other obligations as of September 30, 2020 that have been provided by third parties and DNI. DNI owns approximately 44.0% of the outstanding shares of the Company's common stock.  The amount guaranteed exceeds the principal amounts of outstanding obligations due to collateral requirements by the banks.

Guarantor	Amount Guaranteed (in thousands)	Description of Obligations Guaranteed
DNI	$8,400	Credit facility from Industrial Bank of Korea
DNI	2,045	Purchasing Card from Industrial Bank of Korea
DNI	8,400	Credit facility from Korea Development Bank
DNI	5,113	Borrowings from Korea Development Bank
DNI	6,000	Credit facility from NongHyup Bank
DNI	5,699	Borrowings from Export-Import Bank of Korea
DNI	3,000	Payment Guarantee from Shinhan Bank
DNI	1,636	Backed Loan from Shinhan Bank
Seoul Guarantee Insurance Co.	4,353	Performance Bond, Warranty Bond, etc. (*)
Industrial Bank of Korea	269	Bank Guarantee
Korea Development Bank	3,283	Letter of Credit
NongHyup Bank	1,139	Letter of Credit
Woori Bank	509	Bank Guarantee
Shinhan Bank	269	Purchasing Card
Shinhan Bank	1,418	Payment Guarantee
PNC	4,860	Collateral for Standby Letter of Credit
Citibank	291	Collateral for Standby Letter of Credit
Shinhan Bank Vietnam	12	Contract performance guarantee for VINITIS
Shinhan Bank Vietnam	44	Contract warranty obligation guarantee for MPI
	$56,740

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

Income tax expense for the three and nine months ended September 30, 2020 was approximately $1.6 million and $2.5 million respectively, on pre-tax income of $1.5 million and pretax loss of $6.6 million, respectively.  Income tax expense for the three and nine months ended September 30, 2019 was approximately $0.3 million and $1.1 million respectively, on pre-tax loss of $3.7 million and $2.0 million, respectively.

As of September 30, 2020, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s wholly-owned foreign subsidiaries.

The total amount of unrecognized tax benefits, including interest and penalties, at September 30, 2020 was $1.0 million.  There were no significant changes to unrecognized tax benefits during the three and nine months ended September 30, 2020 and 2019. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company has analyzed the impact of these changes and concluded that none of the changes has a significant impact on the Company's tax positions. In addition, in May 2020, the U.S. House passed another proposed legislation, Health and Economic Recovery Omnibus Emergency Solutions (HEROES) Act in response to the COVID-19 pandemic, which includes expansion of unemployment benefits, additional individual stimulus checks, health care aids and payroll tax credits. In July 2020, the Senate Republicans also proposed Health, Economic Assistance, Liability Protection and Schools (HEALS) Act which includes the similar tax reliefs in respond to the COVID-19. The HEROES and HEALS Acts are currently under negotiations by the Congress but the Company does not expect any significant income tax impacts from the Acts. The Company utilized the payroll tax deferral which deferred cash payroll tax by $0.2 million and $0.5 million for the three and nine months ended September 30, 2020.

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

The Company's property, plant and equipment, net of accumulated depreciation, were located in the following geographical areas (in thousands) as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
United States	$2,911	$2,809
Korea	2,445	2,020
Japan and Vietnam	996	1,074
Germany	800	842
Taiwan and India	18	24
	$7,170	$6,769

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, unless the context suggests otherwise, the terms “DZS,” the “Company” “we,” “our” and “us” refer to DZS Inc. and its subsidiaries.

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

We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, the negative of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items in future periods; our ability to satisfy our short- and long-term cash requirements; anticipated growth and trends in our business, industry or key markets; cost synergies, growth opportunities and other potential financial and operating benefits of the Merger and the acquisition of Keymile; future growth and revenues from our products; our plans and our ability to refinance or repay our existing indebtedness prior to the applicable maturity dates; our ability to access other capital to fund our future operations; future economic conditions and performance; the impact of the global outbreak of COVID-19; the impact of interest rate and foreign currency fluctuations; the impact of the completed relocation of our corporate headquarters to Texas; anticipated performance of products or services; competition; plans, objectives and strategies for future operations, including our pursuit or strategic acquisitions and our continued investment in research and development; other characterizations of future events or circumstances; and all other statements that are not statements of historical fact, are forward-looking statements within the meaning of the Securities Act and the Exchange Act. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•

the impact of the global COVID-19 pandemic on the Company’s business and operations, including as a result of travel bans related thereto, the health and wellbeing of our employees in affected areas, disruption of our supply chain and softening of demands for our products;

•	our ability to realize the anticipated cost savings, synergies and other benefits of the Merger and the acquisition of Keymile and any integration risks relating to the acquisition of Keymile;

•	our ability to generate sufficient revenue to achieve or sustain profitability;

•	our ability to raise additional capital to fund existing and future operations or to refinance or repay our existing indebtedness;

•	our ability to hire and retain key management and other personnel;

•	defects or other performance problems in our products;

•	any economic slowdown in the telecommunications industry that restricts or delays the purchase of our products by our customers, or delays in payments of accounts receivable by our customers;

•	commercial acceptance of our products;

•	intense competition in the communications equipment market from large equipment companies as well as private companies with products that address the same network needs as our products;

•	higher than anticipated expenses that we may incur;

•	any failure to comply with the periodic report filing and other requirements of The Nasdaq Stock Market for continued listing;

•	material weaknesses or other deficiencies in our internal control over financial reporting; and

•	additional factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 and from time to time in our other reports filed with the SEC.

You are urged to consider these factors carefully in evaluating the forward-looking statements herein and are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by this cautionary statement.

OVERVIEW

We are a global provider of ultra-broadband network access solutions and communications platforms deployed by advanced Tier 1, 2 and 3 service providers and enterprise customers. We operate in a single reporting segment. We research, develop, test, sell, manufacture and support communications equipment in five major areas: mobile transport, broadband access, switching and routing, connected premises and SDN (“Software Defined Networking”) Orchestration solutions:

•

Our mobile transport products provide a robust, manageable and scalable solution for mobile operators that enable them to upgrade their mobile fronthaul/backhaul systems and migrate to 5G and beyond. Our mobile backhaul products may be collocated at the radio access node base station and can aggregate multiple radio access node base stations into a single backhaul for delivery of mobile traffic to the radio access node network controller. We provide standard Ethernet/IP or Multiprotocol Label Switching (“MPLS”) interfaces and interoperate with other vendors in these networks.

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

•

Our switching and routing products provide a high-performance and manageable solution that bridges the gap from carrier access technologies to the core network. Our products support pure Ethernet switching as well as layer 3 IP and MPLS and are currently being developed for deployment as part of SDNs.

•

Our connected premises products are designed for high bandwidth services being deployed to the home or business.  Our connected premises portfolio consists of indoor/outdoor Optical Network Terminal (“ONT”) gateways delivering best-in-class data throughout to support the most demanding Fiber To The X (“FTTx”) applications.  The product feature set gives service providers an elegant migration path from legacy to softswitch architectures without replacing ONTs.

•

Our SDN Orchestration strategy is to develop tools and building blocks that will allow service providers to migrate their networks’ full complement of legacy control plane and data plane devices to a centralized intelligent controller that can reconfigure the services of the hundreds of network elements in real time for more controlled and efficient provision of bandwidth and latency across the network. The migration move to SDN/Network Function Virtualization (“NFV”) will provide better service for end customers and a more efficient and cost-effective use of hardware resources for service providers.

Going forward, our key financial objectives include the following:

•	Increasing revenue while continuing to carefully control costs;
•	Continuing investments in strategic research and product development activities that will provide the maximum potential return on investment; and
•	Minimizing consumption of our cash and cash equivalents.

As of September 30, 2020, we employed over 750 personnel worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

RECENT DEVELOPMENTS

On August 24, 2020, our board approved an amendment to our Certificate of Incorporation to change our name from Dasan Zhone Solutions, Inc. to “DZS Inc.”.  On August 26, 2020, we filed a Certificate of Amendment to our Restated Certificate of Incorporation with the Delaware Secretary of State reflecting the above action.  The name change took effect upon filing. The Company’s trading symbol “DZSI” did not change.

Effective August 1, 2020, Charlie Vogt was appointed as the President and Chief Executive Officer of the DZS, Inc..  In addition, Mr. Vogt was elected as a new member of the Board, also effective August 1, 2020.  In connection with Mr. Vogt’s appointment, Il Yung Kim ceased to serve as President and Chief Executive Officer of DZS, Inc. and as a member of the Board effective July 31, 2020. Prior to joining the Company, Mr. Vogt was most recently President and Chief Executive Officer of ATX Networks, a leader in broadband access and media distribution, where he led the company through extensive transformation and growth since February 2018 and will remain a member of the board. From July 2013 to January 2018, Mr. Vogt served as President and Chief Executive Officer of Imagine Communications, where he directed the company through change as it evolved its core technology, including large-scale restructuring and rebranding and multiple technology acquisitions as he implemented a vision and growth strategy. Before joining Imagine Communications, Mr. Vogt was President and Chief Executive Officer of GENBAND (today known as Ribbon Communications), where he transformed the company from a startup to a global leader in voice over IP and real-time IP communications solutions. His professional career has also included leadership roles at Taqua (Tekelec), Lucent Technology (Nokia), Ascend Communications (Lucent), ADTRAN, Motorola and IBM.

On August 1, 2020, the Company completed the relocation of its corporate headquarters from California to Plano, Texas. In connection with the relocation, the Company entered into sublease agreements with Huawei Technologies, Inc. and Futurewei Technologies, Inc. to sublease an aggregate of approximately 16,300 square feet located at 5700 Tennyson Parkway, Plano, Texas. In September 2020, the Company entered into a lease agreement for approximately 10,300 square feet of additional office space at its headquarters in Plano, TX.

On June 1, 2020, DZS Japan, Inc. (“DZS Japan”) entered into an assignment agreement with JECC Corporation to factor 1,258,822,828 YEN (approximately $11.6 million) of accounts receivables from one of its customers. JECC assessed a discount equivalent to 5,964,328 YEN (approximately $0.05 million) (or approximately 0.474% of the amount factored, with a stated factoring rate of 1.575% based on the days remaining from factoring to expected receivable collection). DZS Japan received 1,252,588,500 YEN (approximately $11.65 million) on June 19, 2020.  As of September 30, 2020, the secured borrowing balance was $5.9 million.

On March 5, 2020, Dasan Network Solutions, Inc. (“DNS Korea”) entered into a Loan Agreement with DNI, pursuant to which DNS Korea borrowed KRW 22.4 billion ($18.5 million) from DNI. DNS Korea subsequently loaned all of such borrowed funds to the Company, a portion of which were used to repay and terminate the PNC Credit Facilities.

RESULTS OF OPERATIONS

We list in the table below the historical condensed consolidated statement of comprehensive (loss) income as a percentage of total net revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue:
Third parties	99%	100%	99%	99%
Related parties	1%	—	1%	1%
Total net revenue	100%	100%	100%	100%
Cost of revenue:
Products and services - third parties	69%	68%	67%	66%
Products and services - related parties	—	—	1%	1%
Amortization of intangible assets	1%	1%	—	1%
Total cost of revenue	70%	69%	68%	68%
Gross profit	30%	31%	32%	32%
Operating expenses:
Research and product development	10%	14%	13%	13%
Selling, marketing, general and administrative	18%	22%	21%	20%
Amortization of intangible assets	—	1%	—	1%
Total operating expenses	28%	37%	34%	34%
Operating income (loss)	2%	(6)%	(2)%	(2)%
Interest income	—	1%	0%	—
Interest expense	—	(2)%	(1)%	(1)%
Loss on extinguishment of debt	—	—	—	—
Other income (expense), net	—	1%	—	1%
Income (loss) before income taxes	2%	(6)%	(3)%	(2)%
Income tax provision	2%	—	1%	(1)%
Net income (loss)	—	(6)%	(4)%	(1)%
Net income (loss) attributable to non-controlling interest	—	—	—	—
Net income (loss) attributable to DZS Inc.	—	(6)%	(4)%	(1)%

Net Revenue

The following table presents our revenues by source (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Increase/ (Decrease)	% change	2020	2019	Increase/ (Decrease)	% change
Products	$88.9	$66.4	$22.5	34%	$197.8	$214.9	$(17.1)	(8)%
Services	5.0	5.1	(0.1)	(2)%	14.1	14.4	(0.3)	(2)%
Total	$93.9	$71.5	$22.4	31%	$211.9	$229.3	$(17.4)	(8)%

For the three months ended September 30, 2020, product revenue increased by 34% or $22.5 million to $88.9 million from $66.4 million in the same period last year. The increase in product revenue during the period was primarily attributable to increased demand in broadband and mobile transport products. For the three months ended September 30, 2020, service revenue decreased by 2% or $0.1 million to $5.0 million from $5.1 million in the same period last year.

For the nine months ended September 30, 2020, product revenue decreased by 8% or $17.1 million to $197.8 million from $214.9 million in the same period last year. The decrease in product revenue during the period was primarily attributable to impacts from the worldwide COVID-19 pandemic, which resulted in disruptions to our supply chain, as well as decreased business operations by certain of our customers earlier in 2020. For the nine months ended September 30, 2020, service revenue decreased by 2% or $0.3 million to $14.1 million from $14.4 million in the same period last year.

Information about our net revenue for North America and international markets is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Increase/ (decrease)	% change	2020	2019	Increase/ (decrease)	% change
Revenue by geography:
United States	$10.6	$9.7	$0.9	9%	$27.5	$29.0	$(1.5)	(5)%
Canada	1.3	1.1	0.2	24%	4.4	3.0	1.4	49%
Total North America	11.9	10.8	1.1	11%	31.9	32.0	(0.1)	0%
Latin America	5.1	6.3	(1.2)	(19)%	12.1	18.8	(6.7)	(36)%
Europe, Middle East, Africa	19.9	15.8	4.1	26%	47.5	59.4	(11.9)	(20)%
Korea	15.4	20.9	(5.5)	(26)%	39.1	55.7	(16.6)	(30)%
Japan	33.0	9.3	23.7	254%	66.3	28.7	37.6	131%
Other Asia Pacific	8.6	8.4	0.2	2%	15.1	34.7	(19.6)	(57)%
Total International	82.0	60.7	21.3	35%	180.1	197.3	(17.2)	(9)%
Total	$93.9	$71.5	$22.4	31%	$212.0	$229.3	$(17.3)	(8)%

From a geographical perspective, the increase in net revenue for the three months ended September 30, 2020, was primarily attributable to increased demand in most regions, most notably Japan, and was largely attributed to increased demand in broadband and mobile transport products. From a geographical perspective, the decrease in revenue for the nine months ended September 30, 2020, by geography was mainly attributable to a decrease in almost all markets and was largely attributed to the impacts from the worldwide COVID-19 pandemic earlier in 2020.

International net revenue for the three months ended September 30, 2020 increased 35% or $21.3 million to $82.0 million from $60.7 million from the same period last year and represented 87% of total net revenue compared with 85% during the same period of 2019.   International net revenue for the nine months ended September 30, 2020 decreased 9% or $17.2 million to $180.1 million from $197.3 million for the same period last year and represented 85% of total net revenue compared with 86% during the same period of 2019.

For the three months ended September 30, 2020, two customers accounted for 35% of net revenue in the aggregate. For the nine months ended September 30, 2020, one customer accounted for 16% of net revenue.  For the three months ended September 30, 2019, one customer accounted for 11% of net revenue. For the nine months ended September 30, 2019, no single customer accounted for 10% or more of net revenue.

We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large customers.  As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue increased 33% or $16.5 million to $65.8 million for the three months ended September 30, 2020, compared to $49.3 million for the same period in 2019.  Total cost of revenue was 70% and 69% of net revenue for the three months ended September 30, 2020 and September 30, 2019, respectively. Total cost of revenue decreased 7% or $10.4 million to $144.0 million for the nine months ended September 30, 2020, compared to $154.4 million for the same period in 2019. Total cost of revenue was 68% of net revenue for the nine months ended September 30, 2020 and 2019, respectively.

We expect that in the future our cost of revenue as a percentage of net revenue will vary depending on the geographic and product mix and average selling prices of products sold.  In addition, continued competitive and economic pressures could cause us to reduce our prices, adjust the carrying values of our inventory, or record inventory expenses relating to discontinued products and excess or obsolete inventory.

Research and Product Development Expenses

Research and product development expenses decreased 10% or $1.0 million to $8.9 million for the three months ended September 30, 2020, compared to $9.9 million for the same period in 2019.  Research and product development expenses were 10% and 14% of net revenue for the three months ended September 30, 2020 and 2019, respectively. Research and product development expenses decreased 9% or $2.6 million to $26.9 million for the nine months ended September 30, 2020 compared to $29.5 million for the same period in 2019. Research and product development expenses were 13% of net revenue for the nine months ended September 30, 2020 and 2019, respectively.  The decrease in research and development expenses were mainly attributable to the restructuring activities, and reduction in force, during 2019.

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

Selling, marketing, general and administrative expenses increased 8% or $1.2 million to $16.9 million for the three months ended September 30, 2020, compared to $15.7 million for the same period in 2019.  Selling, marketing, general and administrative expenses were 18% and 22% as a percentage of sales, for the three months ended September 30, 2020 and 2019, respectively.  The increase in selling, general and administrative expenses for the three months ended September 30, 2020 compared to the same period in 2019 was largely the result of incremental sales commission compensation in the 2020 period, related to  higher revenue, as well as to certain executive hires, and was offset by the impact of restructuring activities undertaken during the second half of 2019.

Selling, marketing, general and administrative expenses decreased 4% or $1.9 million to $43.8 million for the nine months ended September 30, 2020, compared to $45.7 million for the same period in 2019. Selling, marketing, general and administrative expenses were 21% and 20% of net revenue for the nine months ended September 30, 2020 and 2019, respectively.   The decrease in selling, general and administrative expenses for the nine months ended September 30, 2020 compared to the same period in 2019 was largely the result of lower sales commission expense associated with lower revenues for the 2020 period, as well as the impact of restructuring activities undertaken during the second half of 2019.

Income Tax Provision

Income tax expense for the three and nine months ended September 30, 2020 was $1.6 million and $2.5 million, respectively, on pre-tax income of $1.5 million and pre-tax loss of $6.5 million, respectively.  Income tax expense for the three and nine months ended September 30, 2019 was $0.3 million and $1.1 million, respectively, on pre-tax loss of $3.7 million and $2.0 million, respectively. For the three and nine months ended September 30, 2020, the effective income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in the United States and the mix of earnings generated by our wholly-owned foreign subsidiaries, including higher pre-tax income in Japan during the nine month ended September 30, 2020, as a result of increased revenue.

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

Set forth below is a reconciliation of Adjusted EBITDA and net income, which we consider to be the most directly comparable U.S. GAAP financial measure to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(115)	$(3,996)	$(9,042)	$(3,069)
Add (less):
Interest expense, net	432	750	1,405	2,715
Income tax expense	1,619	289	2,452	1,098
Depreciation and amortization	1,386	1,343	3,935	4,110
Stock-based compensation	1,660	1,182	3,310	2,818
Headquarters relocation	35	—	35	—
Executive transition	1,383	—	1,383	—
Acquisition costs	—	—	—	337
Inventory step-up valuation amortization	—	175	—	577
Bargain purchase gain	—	—	—	(334)
Loss on debt extinguishment	—	—	1,369	—
Adjusted EBITDA	$6,400	$(257)	$4,847	$8,252

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

The following table summarizes the information regarding our cash and cash equivalents and working capital (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$31,307	$28,747
Working capital	120,653	114,885

The Company had a net loss of $9.0 million for the nine months ended September 30, 2020 and a net loss of $13.3 million for the year ended December 31, 2019. Additionally, the Company incurred significant losses in years prior to 2019. As of September 30, 2020, the Company had an accumulated deficit of $38.3 million and working capital of $120.7 million.

In March 2020, as described below under the header Related Party Debt, we entered into a Loan Agreement with DNI, and used a portion of such funds to repay in full and terminate the Company’s existing credit facility with PNC Bank. In June 2020, we entered into an assignment agreement with a third party to factor accounts receivables from a customer, and we received approximately $11.6 million from this arrangement.

As of September 30, 2020, the Company had $31.3 million in cash and cash equivalents, which included $13.7 million held by its international subsidiaries; and $51.5 million in aggregate principal debt, of which $23.3 million was reflected in current liabilities.

If our liquidity proves to be insufficient, our business could suffer due to:

•	increased vulnerability to adverse economic conditions in our industry or the economy in general, including those conditions resulting from the ongoing COVID-19 pandemic;
•	substantial amounts of cash required to be used for debt servicing, rather than other purposes, including operations;
•	limitations on our ability to plan for, or react to, changes in our business and industry; and
•	investor and customer perceptions about our financial stability and limiting our ability to obtain financing or acquire customers.

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

Our ability to meet our obligations as they become due in the ordinary course of business for the next twelve (12) months will depend on our ability to (i) achieve forecasted results of operations, (ii) access funds under new borrowing arrangements and/or raise additional capital through sale of our common stock to the public, and (iii) effectively manage working capital requirements. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected. While we believe that we are likely to achieve forecasted results of operations if we are successful in implementing our business strategies, the impact of the COVID-19 pandemic provides great uncertainty with respect to our future operations, could result in a material decline in our operating cash flows and could cause us to fail to meet our obligations as they come due.

In December 2019, a strain of coronavirus, now known as COVID-19, was reported to have surfaced in Wuhan, China. Since that time, the widespread and sustained transmission of the virus has reached global pandemic status. In response to the pandemic, many national and international health agencies have recommended, and many countries and state, provincial and local governments have implemented, various measures, including travel bans and restrictions, limitations on public and private gatherings, business closures or operating restrictions, social distancing, and shelter-in-place orders. The health effects of the pandemic and the above measures taken in response thereto have had an effect on the global economy in general and has materially impacted and will likely continue to impact the Company’s financial condition, results of operations and cash flows. Given the ongoing and dynamic nature of the virus and the worldwide response related thereto, it is difficult to predict the full impact of the COVID-19 pandemic on our business. During the nine months ended September 30, 2020, the Company’s revenues declined relative to its prior expectations, in part due to the COVID-19 pandemic. Due to the uncertainty around the future economic impact of the pandemic, the fair value measurements used in the Company’s impairment assessments could be negatively impacted and could result in future impairments of goodwill, intangibles and other long-lived assets. The impact of a continued COVID-19 pandemic or sustained measures taken to limit or contain the outbreak could continue to have a material adverse effect on our business, financial condition, results of operations, and cash flows. We are currently evaluating the collectability of certain accounts receivable totaling $17.1 million that are due from a customer located in India that are past due under the original sales terms. It’s difficult to determine when this receivable will be collected and the ultimate amount to be collected.  We are actively working with the customer to arrange payment. We are currently unable to determine whether any loss will ultimately occur in connection with the resolution of this matter and has not accrued any loss in the accompanying condensed consolidated financial statements based on its current expectations regarding the collectability of the receivable.  We will continue to evaluate the collectability of this receivable as more information becomes available.

Operating Activities

Net cash used in operating activities decreased by $10.9 million to $11.0 million for the nine months ended September 30, 2020 from net cash used in operating activities of $21.9 million for the nine months ended September 30, 2019. The improvement in cash from changes in operating assets and liabilities was primarily due to collection of accounts receivables, including amounts previously reflected in contract assets, partially offset by increases in inventory.

Investing Activities

Net cash used in investing activities decreased by $4.2 million to $1.9 million for the nine months ended September 30, 2020 from $6.2 million for the nine months ended September 30, 2019.  This decrease was primarily due to cash used in the acquisition of Keymile in 2019.

Financing Activities

Net cash provided by financing activities totaled $19.8 million for the nine months ended September 30, 2020 and consisted primarily of proceeds from a related party loan, factored accounts receivable accounted for as a secured borrowing, and proceeds from short-term borrowings, partially offset by a net outflow associated with the repayment of the PNC Credit Facilities and other short-term borrowings. This is in comparison to cash provided by financing activities of $46.2 million for the nine months ended September 30, 2019 and consisted primarily of proceeds from a public stock offering in May 2019 in which we received $42.5 million in net proceeds.

Cash Management

Our primary source of liquidity comes from our cash, cash equivalents and restricted cash, which totaled $40.6 million at September 30, 2020. Our cash, cash equivalents and restricted cash as of September 30, 2020 included $17.8 million held by our international subsidiaries.

Debt Facilities

Bank, Trade Facilities and Secured Borrowings - Foreign Operations

On June 1, 2020, DZS Japan entered into an assignment agreement with JECC Corporation to factor 1,258,822,828 YEN (approximately $11.6 million USD) of accounts receivables from a customer. JECC assessed a discount equivalent to 5,964,328 YEN (approximately $0.05 million USD) (or approximately 0.474% of the amount factored, with a stated factoring rate of 1.575% based on the days remaining from factoring to expected receivable collection). DZS Japan received 1,252,858,500 YEN (approximately $11.65 million USD) on June 19, 2020. In accordance with ASC 860, Transfers and Servicing of Financial Assets, this agreement is accounted for as a secured borrowing. The expected collection of the underlying accounts receivable is before the end of 2020.  As of September 30, 2020, the secured borrowing balance was $5.9 million.

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

As of September 30, 2020 and December 31, 2019, we had an aggregate outstanding balance of $23.3 million and $15.8 million, respectively, under such financing arrangements, and the interest rate per annum applicable to outstanding borrowings under these financing arrangements ranged from 0% to 3.30% as of September 30, 2020.

Related Party Debt

In February 2016, DNS California borrowed $1.8 million from DNI for capital investment with an interest rate of 4.6% per annum. On February 27, 2019, in connection with the entry into the PNC Credit Facilities, the Company amended the terms of this loan to extend the repayment date to May 27, 2022. As of September 30, 2020, the $1.8 million was outstanding.

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

In March 2018, DNS Korea borrowed $5.8 million from DNI, of which $4.5 million was repaid on August 8, 2018.  The loan bears interest at a rate of 4.6%. On February 27, 2019, in connection with the entry into the PNC Credit Facilities, the Company amended the terms of this loan to extend the repayment date to May 27, 2022. As of September 30, 2020, $1.2 million was outstanding.

In December 2018, the Company entered into a loan agreement with DNI, for a $6.0 million term loan with an interest rate of 4.6% per annum.  On February 27, 2019, in connection with the entry into the PNC Credit Facilities, the Company amended the terms of the term loan to extend the repayment date to May 27, 2022 and to terminate any security granted to DNI with respect to such term loan. As of September 30, 2020, the $6.0 million was outstanding.

The modifications resulting from the amendments described in the four preceding paragraphs were limited to the extension of the maturity dates and removal of the collateral on the outstanding term loans with DNI. There were no fees paid to DNI or external costs otherwise incurred in connection with these modifications.

On March 5, 2020, DNS Korea, the Company’s wholly-owned, indirect subsidiary entered into a Loan Agreement with DNI (the “March 2020 DNI Loan”). The March 2020 DNI Loan was negotiated and approved on behalf of the Company and its subsidiaries by a special committee of the Board of Directors of the Company (the “Special Committee”) consisting of directors determined to be independent from DNI. The March 2020 DNI Loan consists of a term loan in the amount of KRW 22.4 billion ($18.5 million USD) with interest payable semi-annually at an annual rate of 4.6% and maturing on March 11, 2022. No principal payments are due on the March 2020 DNI Loan until the maturity date, but DNS Korea may prepay the loan, or a portion thereof, without penalty. As of September 30, 2020, $19.1 million was outstanding.

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

As of September 30, 2020, the Company had borrowings of $28.2 million outstanding from related parties. The outstanding balance at September 30, 2020 consisted of the March 2020 DNI Loan of KRW 22.4 billion (approximately $19.1 million), a $6.0 million unsecured subordinated term loan facility which matures in March 2022, a $1.8 million loan for capital investment which matures in May 2022, and KRW 1.5 billion (approximately $1.3 million) outstanding under a secured loan from DNS Korea which matures in May 2022.  All four loans bear interest at a rate of 4.6% per annum.

Interest expense on these related party borrowings was $0.3 million and $0.8 million for the three and nine months ended September 30, 2020, respectively.  Interest expense on these related party borrowings was $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively.

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

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances.  As of September 30, 2020, three customers each represented 17%, 16% and 16% of net accounts receivable, respectively, and receivables from customers in countries other than the United States represented 93% of net accounts receivable.  We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

Contractual Commitments

At September 30, 2020, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2020	2021	2022	2023	2024	Thereafter
Operating lease payments	$23,845	$1,601	$5,283	$4,859	$4,424	$3,958	$3,720
Short-term debt	23,341	5,940	17,401		—	—	—
Purchase commitments	4,663	4,663	—	—	—	—	—
Long-term debt - related party	28,167	—	—	28,167	—	—	—
Total future contractual commitments	$80,016	$12,204	$22,684	$33,026	$4,424	$3,958	$3,720

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

Purchase Commitments

The purchase commitments shown above represent non-cancellable inventory purchase commitments as of September 30, 2020.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.  The evaluation was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer.  In the course of the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, because of the unresolved material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2020.

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

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of DASAN Zhone Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 27, 2017).

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of DZS Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2020).

3.3	Amended and Restated Bylaws of DASAN Zhone Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2016).

10.1+

Employment Agreement, dated as of June 18, 2020, by and between Dasan Zhone Solutions, Inc. and Philip John Yim (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K filed with the SEC on June 19, 2020).

10.2*+	Employment Agreement dated August 1, 2020, by and between DASAN Zhone Solutions, Inc. and Charles Daniel Vogt.

10.3+	Stock Option Agreement dated August 1, 2020, by and between DASAN Zhone Solutions, Inc. and Charles Daniel Vogt.

10.4+	Stock Option Agreement dated August 1, 2020, by and between DASAN Zhone Solutions, Inc. and Charles Daniel Vogt.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.
+	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DZS INC.

Date: November 6, 2020
	By:	/s/ CHARLES DANIEL VOGT
	Name:	Charles Daniel Vogt
	Title:	President and Chief Executive Officer

	By:	/s/ THOMAS J. CANCRO
	Name:	Thomas J. Cancro
	Title:	Chief Financial Officer
(Principal Financial and
Accounting Officer)