Form 10-K
period 2020-12-31
DZS INC.
filed 2021-03-11
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-32743

DZS INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3509099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5700 Tennyson Parkway, Suite 400

Plano, Texas 75024

(Address of principal executive office)

Registrant’s telephone number, including area code: (469) 327-1531

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 5, 2021, there were 26,840,225 shares outstanding of the registrant’s common stock, $0.001 par value. As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $107,159,920.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III where indicated.

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

We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items in future periods; anticipated growth and trends in our business, industry or key markets; cost synergies, growth opportunities and other potential financial and operating benefits of the merger with Dasan Network Solutions, Inc. and the acquisition of Keymile GmbH; future growth and revenues from our products; our plans and our ability to refinance or repay our existing indebtedness prior to the applicable maturity dates; our ability to access other capital to fund our future operations; future economic conditions and performance; the impact of the global outbreak of COVID-19, also known as the coronavirus; the impact of interest rate and foreign currency fluctations; the relocation of our corporate headquarters to Texas; anticipated performance of products or services; competition; plans, objectives and strategies for future operations, including our pursuit or strategic acquisiitons and our continued investment in research and development; other characterizations of future events or circumstances; and all other statements that are not statements of historical fact, are forward-looking statements within the meaning of the Securities Act and the Exchange Act.  Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•

the impact of the global outbreak of the coronavirus on the Company’s business and operations, including as a result of travel bans related thereto, the health and wellbeing of our employees in affected areas, disruption of our supply chain and softening of demands for our products;

•

our ability to realize the anticipated cost savings, synergies and other benefits of the merger with Dasan Network Solutions, Inc., the acquisition of Keymile GmbH, now DZS GmbH (“Keymile” or “DZS GmbH”) and any integration risks relating to the acquisition of Keymile and other acquisitions, including in connection with the acquisition of the business of RIFT, Inc., a network automation solutions company, and Optelian Access Networks Corporation, a leading optical networking solution provider based in Ottawa, Ontario, Canada, and its portfolio of optical transport solutions;

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

DZS Inc. (“DZS” or the “Company,”) was incorporated under the laws of the state of Delaware in June 1999.  On August 26, 2020, we filed a Certificate of Amendment to our Restated Certificate of Incorporation with the Delaware Secretary of State to change our name from Dasan Zhone Solutions, Inc. to “DZS Inc.”. The Company’s trading symbol “DZSI” did not change.

The mailing address of our worldwide headquarters is 5700 Tennyson Parkway, Suite 400, Plano, Texas 75024, and our telephone number at that location is (469) 327-1531.

Company Overview

We are a global provider of intelligent, packet-based mobile transport and broadband access converged-edge solutions deployed by advanced Tier I, II and regional service providers and enterprise customers.  Our solutions are deployed by over 1,000 customers in more than 100 countries worldwide. Our intelligent-edge solutions are focused on creating significant value for our customers by delivering innovative solutions that empower global communication advancement by shaping the internet connection experience.

We research, develop, test, sell, manufacture and support platforms in the areas of mobile transport and fixed broadband access, as discussed below.  We have extensive regional development and support centers around the world to support our customer needs.  As of December 31, 2020, we employed over 830 personnel worldwide.

Our Solutions and Platforms

Our network access solutions and communications platforms include products in Mobile Transport and Fixed Broadband Access, which includes broadband access and connected premises.

•

Mobile Transport.  Our mobile transport products provide a robust, manageable and scalable solution for mobile operators that enable them to upgrade their mobile fronthaul/midhaul/backhaul (“xHaul”) systems and migrate to fifth generation wireless technologies (“5G”) and beyond. Our mobile xHaul products may be collocated at the radio access node base station and can aggregate multiple radio access node base stations into a single backhaul for delivery of mobile traffic to the radio access node network controller.  Our products support pure Ethernet switching as well as layer 3 IP and Multiprotocol Label Switching (“MPLS”), and we interoperate with other vendors in these networks.

•

Fixed Broadband Access.  Our fixed broadband access products offer a variety of solutions for carriers and service providers to connect residential and business customers, either using high-speed fiber or leveraging their existing deployed copper networks to offer broadband services to customer premises. Once our broadband access products are deployed, the service provider can offer voice, high-definition and ultra-high-definition video, high-speed internet access and business class services to their customers. In addition, the switching and routing products we provide in this space offer a high-performance and manageable solution that bridges the gap from carrier access technologies to the core network. Connected premises products are designed for high bandwidth services being deployed to the home or business.  Our connected premises portfolio consists of indoor/outdoor ONT gateways delivering best-in-class data throughout to support the most demanding FTTx applications.  The product feature set gives service providers an elegant migration path from legacy to softswitch architectures without replacing optical network terminals (“ONTs”).

In addition, we have a Software Defined Networks (“SDN”) and Network Function Virtualization (“NFV”) strategy to develop solutions across these areas.  Our SDN/NFV strategy will allow service providers to migrate their networks’ full complement of legacy control plane and data plane devices to a centralized intelligent controller that can reconfigure the services of the hundreds of network elements in real time for more controlled and efficient provision of bandwidth and latency across the network. The migration to SDN/NFV will provide better service for end customers and a more efficient and cost-effective use of hardware resources for service providers.

Industry Background

We believe that expansion in our worldwide business is driven by the increased demand of subscribers and cloud service providers for mobile and fixed network access solutions and communications equipment that enable or support access to higher speed bandwidth access to the internet.

Furthermore, increased competition between service providers for subscriber business has resulted in significant investment pressure to upgrade network infrastructure to meet growing bandwidth needs.  Broadband access networks must be multiservice in nature and must have extensive quality of service guarantees in order to support 5G, mobile xHhaul, symmetric business services and residential services, as well as virtual overlay networks for alternative operators and wholesale access.

In recent years, the growth of social communications and networking has placed significant demands on legacy access infrastructure, which was exacerbated in 2020 by the global COVID-19 pandemic which drove a dramatic rise in remote work and learning as well as entertainment streaming. This increased demand has been challenging for the industry, even for the newest and most advanced subscribers.  Increased subscriber usage of smartphone, video streaming services, PC gaming services and high definition and ultra-high definition televisions has increased the demand for music, pictures, user-generated content (as found on many video-sharing sites) and high definition video, which have all become a growing part of subscribers’ regular exchange of information.

Trends such as software as a service (SaaS), Cloud, Internet of things (IoT), and 5G have also increased the demand for broadband network access and customer premises solutions.  All of these new technologies share a common dependency on high-bandwidth communication networks and sophisticated traffic management tools. As bandwidth demands continue to increase, carriers need to continue to upgrade their network infrastructure to support such demand. The infrastructure upgrade cycle typically has the effect of moving bandwidth bottlenecks from one part of the network to another (such as a carrier’s access network, core network or data centers), depending on the selection of technology and costs.

It is widely acknowledged in the industry that a fiber-optic broadband access network is the preferred network architecture for a broadband fixed network. This network architecture is commonly called Fiber to the Premises (“FTTP”) for business subscribers or Fiber to the Home (“FTTH”) for residential subscribers. With FTTH, all services are generally delivered at the premise through smart optical networking units (“ONT”).  The Fiber to the Node (“FTTN”) architecture is also deployed where the fiber-optic cable terminates at a street cabinet which contains a Digital Subscriber Line Access Multiplexer (“DSLAM”) or Multiple Service Access Node (“MSAN”) that then provides higher speed services to their customers over the last mile legacy copper wireline infrastructure. With the shift away from the legacy copper telephone Time-division Multiplexing (“TDM”) switches (used in carrier networks from the 1980’s to the early 2000’s), many carriers that continue to provide services over copper wireline networks are decommissioning their legacy telephone switches and moving services over to Voice over Internet Protocol (“VoIP”) platforms via an MSAN/Softswitch solution. Our broadband access products and solutions are designed to address all these fiber configurations, commonly referred to as (“FTTx”), by allowing carriers and service providers to either use fiber-optic networks or leverage their existing deployed copper networks to offer broadband services to customer premises.

With respect to mobile wireless networks, the popularity of mobile smartphones and increasing demand for mobile data has forced mobile network operators to upgrade their mobile access technologies from 3rd generation wireless (“3G”) to 4th generation wireless (“4G” or “LTE”) and to 5G.  These technology upgrades are typically accompanied by network infrastructure upgrades, including upgrades to the carriers’ access networks (referred to as “mobile xHaul”), core networks and data centers. Our mobile xHaul products, which have features for time sensitive networks, provide a robust, manageable and scalable solution for mobile network operators that enable them to upgrade their mobile fronthaul/backhaul systems and migrate to 4G and 5G.

Another growing industry trend is the desire of carriers and service providers to simplify network operation and reduce costs. Increasingly, we see network operators seeking to reduce the number of active components in their networks and to centralize network data and control in data centers, both of which require network redesigns and upgrades.  Our FiberLAN portfolio of Passive Optical LAN (“POL”) products, as well as our Ethernet switching products and SDN and NFV tools and building blocks, are designed to address these market trends, with POL emerging as a popular customer choice for network upgrades.

Our Strategy

The principal elements of our strategy include:

•

Global Presence.  We have a diversified customer base that includes more than 1,000 customers in more than 100 countries worldwide.  We provide our network access solutions to Tier I, national, and regional carriers in the Asia-Pacific region, the Middle East region and Europe, as well in North America and Latin America.  We have recently announced our intent to significantly grow our business in the Americas and in Europe, the Middle East and Africa (“EMEA”) to complement our strong presence in Asia and Latin America.  We leverage our global infrastructure, including sales offices all over the world, leading research and development centers in the United States of America (“United States” or “U.S.”), Germany, the Republic of Korea (“South Korea”), and Vietnam, and manufacturing capabilities in the United States, Germany, South Korea, and China, to support our customer base.

•

Leading FTTx Market Position.  We enjoy a strong leadership position in the FTTx network access space. As a global industry leader in FTTx ONT and Optical Line Termination (“OLT”) portfolio options, we shipped more than 100,000 passive optical network (“PON”) OLTs in 2020, which we believe positions us as a top two global leader, by volume, in the broadband fiber access market, excluding Chinese equipment manufacturers.  We offer customers an extensive choice of indoor and outdoor fiber demarcation and fully integrated smart gateway’s with telephone data, POE, Wi-Fi and OTT STB capabilities and other service interfaces. In the FTTx OLT category, we offer the industry’s largest portfolio of modular chassis and single platforms for deployment in datacenter, central office, extended temperature environments and multi dwelling unit (MDU) scenarios.
•	Strategic Mergers and Acquisitions. In addition to organic growth, we may from time to time seek to expand our operations and capabilities through strategic acquisitions.

On February 5, 2021, we acquired Optelian Access Networks Corporation (“Optelian”), a leading optical networking solution provider based in Ottawa, Ontario, Canada, and its portfolio of optical transport solutions.  See “—Recent Developments—Optelian Acquisition” for more information on this acquisition.

On January 3, 2019, we acquired Keymile to expand our business efforts in the EMEA region by acquiring experienced employees in sales and marketing, support and services, manufacturing, and research and development groups. This also expanded our in-house manufacturing and logistics and procurement capacity. The Keymile Multi-service Access Nodes (MSAN) portfolio complement the DZS existing portfolio by offering leading class point-to-point active FTTx Ethernet and copper-based access technology based on G. Fast technology as well as VoIP gateway features.

•

Technology Leadership.  We believe that our future success is built upon our investment in the development of advanced communications technologies.  This belief is reflected in our employee base, where more than 50% of our workforce is focused on research and development.  We also benefit from a strong engineering lineage, and we believe we were one of the pioneers, in the early 2000’s, in fiber based broadband access technology.  We intend to continue to focus on research and development to maintain our leadership position in broadband network access solutions and communications equipment.  These development efforts include innovating around 5G mobile xHaul technology with our leading Tier I carriers, developing a new generation of SDN/NFV solutions for unified wired and wireless networks, upgrading our broadband access technology for 10 and 25/100 gigabyte access speeds, and introducing our cloud managed Wi-Fi solutions and data analytics offerings.

•

Ecosystem Partners.  We believe there is further opportunity to grow sales through our channel partners, particularly with distributors, value-added resellers, system integrators, as well as with municipalities and government organizations.  We have a track record of building a diverse but targeted network of partners to help drive growth in specific segments of our business or in specific geographies.  For FiberLAN, we are working with distributors, value added resellers, and system integrators to broaden our enterprise go to market presence.  In India, we are working closely with municipalities to deploy their initial fiber-to-the-home vision and help deliver high speed broadband access to residents.

Customers

For our core business, we generally sell our products and services directly to carriers and service providers that offer voice, data and video services to businesses, governments, utilities and residential subscribers. Our global customer base includes regional, national and international carriers and service providers. To date, our products have been deployed by over 1000 carriers and service providers worldwide.

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

For the year ended December 31, 2020, two customers represented 14% and 13% of net revenue, respectively. For the year ended December 31, 2019, no customer represented 10% of net revenue.

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

We have core research and development teams located in the United States (Plano, Texas; Seminole, Florida), South Korea, Vietnam, India and Germany. In all of these centers, we develop and test both our hardware and software solutions. We continue to invest heavily in automated and scale testing capabilities for our products to better emulate our customers’ networks.

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

We continue our commitment to invest in leading edge technology research and development for new products and innovative solutions that align with our business strategy. Our research and product development expenses were $37.5 million and $38.5 million in 2020 and 2019, respectively.

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

Sales and Marketing

We have a global sales presence with customers from over 100 countries, and we sell our products and services both directly and indirectly through channel partners with support from our sales force. Channel partners include distributors, value added resellers, system integrators and service providers. These partners sell directly to and service end customers and often provide additional value-added services such as system installation, technical support, and professional support services in addition to equipment sales. Our sales efforts are generally organized and fitted according to geographical regions for target carriers, service providers, municipalities and enterprise customers.

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

•

Asia Sales. Our Asia-Pacific Sales organization includes coverage of Asia Pacific countries.  The organization establishes and maintains direct and indirect relationships with customers in the Asia Pacific region, which includes carriers and service providers, cable operators, utilities and enterprises. Our South Korea Sales organization establishes and maintains direct relationships with our South Korean customers, consisting primarily of Tier 1 carriers.  These carriers have historically been early innovators across various telecommunications industry upgrade cycles, including broadband access technology and mobile fronthaul/backhaul technology. We partner with such carriers from the early phases of technology development to ensure our products are carrier-grade and purpose-built for the most rigorous of environments.

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

Our backlog consists of purchase orders for products and services that we expect to ship or perform within the next year. Our backlog may fluctuate based on the timing of when purchase orders are received. As of December 31, 2020, our backlog was approximately $71.0 million, compared to $80.0 million at December 31, 2019. We consider backlog to be an indicator, but not the sole predictor, of future sales because our customers may cancel or defer orders without penalty.

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

Employees

As of December 31, 2020, we employed over 830 staff members worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Website and Available Information

Our investor website address is http://investor-dzsi.com. The information on, or accessible through, our website does not constitute part of this Annual Report on Form 10-K, or any other report, schedule or document we file or furnish to the SEC. On the “Investor Relations” section of our website at http://investor-dzsi.com, we make available the following filings available free of charge as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Risks Directly Related to the ongoing COVID-19 Pandemic

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

The COVID-19 pandemic had a significant impact on our 2020 results, resulting in decreased revenues, negatively impacting our global supply chain and resulting in softer product demand due to the effects of the pandemic. Although we saw improvement during 2020 in our results, due to the ongoing uncertainty of the COVID-19 pandemic and its effects on our business, there can be no guarantee that this trend will continue, and the COVID-19 pandemic could have a significant negative impact on our results in 2021 and beyond. Given the ongoing and dynamic nature of the COVID-19 virus and the worldwide response related thereto, it is difficult to predict the full impact of the ongoing COVID-19 pandemic on our business. Although the reported cases of COVID-19 have decreased in certain regions of the world, they have continued to increase in others, including the United States and other regions in which we operate, and it is uncertain when the pandemic or its effects will subside.  The impact of a continued COVID-19 outbreak or sustained measures taken to limit or contain the outbreak could have a material adverse effect on our business, financial condition, results of operations and cash flows in 2021 and beyond.

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

The extent to which the ongoing COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including:  (i) the duration of the pandemic, including the ability of governments and health care providers to timely distribute available vaccines and the efficacy of such vaccines ;  (ii) governmental, business and other actions (which could include limitations on our operations or mandates to provide products or services) taken to limit the reach of the virus and the impact of the pandemic;  (iii) the impact on our supply chain; (iv) the impact on our contracts with customers and suppliers, including potential disputes over whether COVID-19 constitutes a force majeure event; (v) our eligibility for and receipt of government assistance and tax benefits offered through the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and any other legislation enacted by the U.S. or other countries in which we operate to mitigate the economic effect of the COVID-19 pandemic; (vi) the impact of the pandemic on worldwide economic activity; (vii) the health of and the effect on our workforce and our ability to meet the staffing needs of our critical functions, particularly if members of our work force are quarantined as a result of exposure or unable to work remotely in areas subject to shelter-in-place orders; (viii) any impairment in value of our tangible or intangible assets that could be recorded as a result of a weaker economic conditions; and  (ix) the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our team members and business partners, among others.

On-going shelter-in-place orders could adversely impact our supply chains, operations and workforce, and remote working conditions could increase our susceptibility to a data breach.

In response to the ongoing COVID-19 pandemic, many foreign, local and state governments have instituted emergency restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. Although some local and state governments have begun to lift these restrictions, it is uncertain whether such measures will be successful, and to date, many governments reinstituted previously lifted restrictions due to a subsequent increase in COVID-19 cases. As a result of these restrictive measures taken to combat the spread of COVID-19, the majority of our workforce is working remotely from their homes. Remote working conditions may negatively affect our workforce’s productivity, result in disruptions to workflow and operations or make it more difficult for us to maintain proper internal controls over our financial reporting. Further, while we have taken steps to ensure the security of our data and to prevent security breaches, including through the use of authentications and VPNs, many of these measures have been deployed for the first time on a widespread and sustained basis, and there is no guarantee the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter some of the common risks associated with employees accessing Company data and systems remotely. As a result, we may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Further, these ongoing government restrictions have and will continue to have an impact on our global supply chain.

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

The ongoing COVID-19 pandemic has spread rapidly throughout the United States and the other regions in which we operate. As of December 31, 2020, there have been more than 82 million positive tests for COVID-19 across the globe, with more than 20 million in the United States. If the virus spreads over a large portion of our workforce, it could have a material adverse effect on our operations. Additionally, if a significant number of our executive officers were to contract COVID-19 simultaneously, it could have an adverse effect on our operations, including increased responsibilities for other executives, disruptions in operations or the inability of our executives to focus on essential Company business.

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

Risks Related to our Liquidity

We may not have the liquidity to support our future operations and capital requirements.

As of December 31, 2020, we had approximately $45.2 million in cash and cash equivalents, including $32.2 million in cash balances held by our international subsidiaries. If we are unable to raise additional capital, we may be unable to adequately fund our existing operations. Our current liquidity condition exposes us to the following risks: (i) vulnerability to adverse economic conditions in our industry or the economy in general; (ii) a substantial portion of available cash is dedicated to debt servicing, rather than other purposes, including operations and new product innovation; (iii) limitations on our ability to adequately plan for, or react to, changes in our business and industry; and (iv) negative investor and customer perceptions about our financial stability, which could limit our ability to obtain financing or acquire customers.

Our current liquidity condition could be further harmed, and we may incur significant losses or expend significant amounts of capital if: (i) the market for our products develops more slowly than anticipated or if it retracts; (ii) we fail to establish market share or generate revenue at anticipated levels; (iii) our capital expenditure forecasts change or prove to be inaccurate; or (iv) we fail to respond to unforeseen challenges or take advantage of unanticipated opportunities; or (v) the on-going COVID-19 pandemic continues to negatively impact our business or further exacerbates any of the foregoing risks.

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

We had a net loss of $23.1 million and net income of $13.3 million for the years ended December 31, 2020 and 2019, respectively. Additionally, we have incurred significant losses in prior years. We have an accumulated deficit of $52.3 million as of December 31, 2020. We have significant fixed expenses and expect that we will continue to incur substantial manufacturing, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the ongoing development of our business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to acquisitions and the integration of new technologies and other acquisitions that may occur in the future. We may not be able to adequately manage costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to sustain profitability in future periods will depend on our ability to generate and sustain higher revenue while maintaining reasonable costs and expense levels. If we fail to generate sufficient revenue to sustain profitability in future periods, we may continue to incur operating losses, which could be substantial, and our stock price could decline.

In connection with the Keymile Acquisition, we assumed certain of Keymile’s liabilities, which could harm our business, operations, financial condition, and liquidity.

Pursuant to the definitive agreement for the Keymile Acquisition, we assumed certain of Keymile’s liabilities, including tax and pension liabilities, and any liabilities that may arise related to breaches of representations and warranties made by Keymile in connection with a prior sale of assets by Keymile that survive through 2022. Although the definitive agreement for the Keymile Acquisition entitles us to indemnification for certain losses incurred related to those assumed liabilities, our right to indemnification from the Keymile sellers is limited by the survival period of the representations and warranties included in the Keymile Acquisition definitive agreement and recovery is limited in amount to the purchase price of Keymile, or EUR 10.3 million (approximately $11.8 million). Additionally, our rights to recovery against such losses is limited under our and third party provided warranty and indemnity liability insurance coverage of up to EUR 35.3 million (approximately $39.6 million).  If such claims or losses exceed such amount, or if they are not indemnifiable under the Keymile Acquisition definitive agreement, any such losses could negatively impact our financial situation. In addition, our closing of the Keymile Acquisition could give rise to substantial tax liabilities under German law, which could negatively impact our financial condition and liquidity.

Risks from Financial Control Weakness

We previously identified material weaknesses in our internal control over financial reporting, and we cannot provide assurances that additional material weaknesses will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information which may lead to a decline in our stock price.

We are responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In connection with our audit of the fiscal year 2019 consolidated financial statements, we and our independent registered public accounting firm determined that we had material weaknesses in our internal control over financial reporting. During the year ended December 31, 2020, we implemented enhanced procedures and controls to remediate the material weaknesses in our internal control over financial reporting. We have completed the execution of our remediation plan as of December 31, 2020, and we have concluded the material weaknesses to be remediated as of December 31, 2020.

If additional material weaknesses occur in the future and if we are not able to correct the deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the SEC’s rules and forms will be adversely affected. Such a result could negatively impact the market price and trading liquidity of our common stock, weaken investor confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely affect our business and financial condition.

Customer and Product Risk

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

In our markets, principal competitive factors include: (i) product performance; (ii) interoperability with existing products; (iii) scalability and upgradeability; (iv) conformance to standards; (v) breadth of services; (vi) reliability; (vii) ease of installation and use; (viii) geographic footprints for products; (ix) ability to provide customer financing; (x) pricing; (xi) technical support and customer service; and (xii) brand recognition.

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

There are additional risks to our intellectual property as a result of our international business operations.

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

The communications equipment industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent, copyright, trademark and other intellectual property rights, that may relate to technologies and related standards that are relevant to us. From time to time, we receive correspondence from companies claiming that our products are using technology covered by or related to the intellectual property rights of these companies and inviting us to discuss or demanding licensing or royalty arrangements for the use of the technology or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These companies also include third-party non-practicing entities (also known as patent trolls) that focus on extracting royalties and settlements by enforcing patent rights through litigation or the threat of litigation. These companies typically have little or no product revenues and therefore our patents could provide little or no deterrence against such companies filing patent infringement lawsuits against us. In addition, third parties have initiated and could continue to initiate litigation against our manufacturers, suppliers, distributors or even our customers alleging infringement or misappropriation of their proprietary rights with respect to existing or future products, or components of our products. For example, proceedings alleging patent infringement are routinely commenced in various jurisdictions against manufacturers and consumers of products in the wireless and broadband communications industry. In some cases, courts have issued rulings adverse to such manufacturers and customers, which can result in monetary damages that we are obligated to indemnify or that may impact the cost and availability of components or sales of our products. Courts may also issue injunctions preventing manufacturers from offering, distributing, using or importing products that include the challenged intellectual property. Adverse rulings or injunctive relief awarded against key suppliers of components for our products could result in delays or stoppages in the shipment of affected components, or require us to recall, modify or redesign our products containing such components. Regardless of the merit of claims against us or our manufacturers, suppliers, distributors or customers, intellectual property litigation can be time consuming and costly, and result in the diversion of the attention of technical and management personnel. Any such litigation could force us to stop manufacturing, selling, distributing, exporting, incorporating or using products or components that include the challenged intellectual property, or to recall, modify or redesign such products. In addition, if a party accuses us of infringing upon its proprietary rights, we may have to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all. If we are unsuccessful in any such litigation, we could be subject to significant liability for damages and loss of our proprietary rights. Any of these events or results could have a material adverse effect on our business, operations, financial condition and liquidity.

Due to the international nature of our business, political or economic changes or other factors in a specific country or region could harm our future revenue, costs and expenses, and financial condition.

We currently have significant operations in India, South Korea, and Vietnam, as well as sales and technical support teams in various locations around the world. We continue to consider opportunities to expand our international operations in the future. The successful management and expansion of our international operations requires significant human effort and the commitment of substantial financial resources. Further, our international operations may be subject to certain risks, disruptions and challenges that could materially harm our business, operations, financial condition, and liquidity, including: (i) unexpected changes in laws, policies and regulatory requirements, including but not limited to regulations related to import-export control; (ii) trade protection measures, tariffs, embargoes and other regulatory requirements which could affect our ability to import or export our products into or from various countries; (iii) political unrest or instability, acts of terrorism or war in countries where we or our suppliers or customers have operations, including heightened security concerns stemming from North Korea in relation to our operations in South Korea; (iv) political considerations that affect service provider and government spending patterns; (v) heightened political tensions between the U.S. and China regarding the COVID-19 pandemic, trade practices and intellectual property rights; (vi) differing technology standards or customer requirements; (vii) developing and customizing our products for foreign countries; (viii) fluctuations in currency exchange rates, foreign exchange controls and restrictions on cash repatriation; (ix) longer accounts receivable collection cycles and financial instability of customers; (x) requirements for additional liquidity to fund our international operations; (xi) pandemics, epidemics and other public health crises, such as the COVID-19 pandemic; (xii) difficulties and excessive costs for staffing and managing foreign operations; (xiii) ineffective legal protection of our intellectual property rights in certain countries; (xiv) potentially adverse tax consequences; and (xv) changes in a country’s or region’s political and economic conditions.

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

We conduct significant business in South Korea, Japan, India, Vietnam, Europe, Middle East and Latin America, all of which subject us to foreign currency exchange rate risk.

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

As of December 31, 2020, DNI owned approximately 43.2% of the outstanding shares of our common stock, representing a significant amount of the votes entitled to be cast by the holders of our outstanding common stock at a stockholder meeting. After our sale of shares of common stock in January 2021, DNI owned approximately 37.6% of the outstanding shares of our common stock. See “—Recent Developments—Equity offering” for more information on the sale of shares of common stock. Due to its significant ownership percentage of our common stock, DNI has the ability to substantially influence or control the outcome of any matter submitted for the vote of our stockholders, including the election of directors and the approval of certain transactions. The interests of DNI may conflict with the interests of our other stockholders or with holders of our indebtedness and may cause us to take actions that our other stockholders or holders of our indebtedness do not view as beneficial.

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

There is a limited public market for our common stock. The average daily trading volume in our common stock during the 12 months ended December 31, 2020 was approximately 62,000 shares per day. We cannot provide assurances that a more active trading market will develop or be sustained. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares of our common stock could result in significant price fluctuations and it may be difficult for holders to sell their shares without depressing the market price of our common stock.

DNI, our largest stockholder, owned approximately 9.5 million shares of our common stock as of December 31, 2020 and has registered those shares with the SEC for resale. After our sale of shares of common stock in January 2021, DNI owned approximately 10.1 million shares of our common stock. See “—Recent Developments—Equity offering” for more information on the sale of shares of common stock. Its shares became eligible for resale without restriction as to volume limitations. Our stock price could suffer a significant decline as a result of any sudden increase in the number of shares sold in the public market or market perception that the increased number of shares available for sale will exceed the demand for our common stock.

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

General Risk Factors

We may need additional capital, and we cannot be certain that additional financing will be available.

In January 2021, we raised approximately $60.2 million in an equity offering. Refer to Note 17, Subsequent Events, in the consolidated financial statements, for more detail. We need sufficient capital to fund our ongoing operations and may require additional financing in the future to expand our business, acquire assets or repay or refinance our existing debt. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things: (i) maintain existing operations; (ii) pay ordinary expenses; (iii) fund our business expansion or product innovation; (iv) pursue future business opportunities, including acquisitions; (v) respond to unanticipated capital requirements; (vi) repay or refinance our existing debt; (vii) hire, train and retain employees; or (viii) respond to competitive pressures or unanticipated working capital requirements.

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

As a result of a variety of factors discussed in this Annual Report on Form 10-K, our revenues for a particular quarter are difficult to predict. Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. The primary factors that could affect our results of operations include the following: (i) commercial acceptance of our products and services; (ii) fluctuations in demand for network access products; (iii) fluctuation in gross margin; (iv) our ability to attract and retain qualified and key personnel; (v) the timing and size of orders from customers; (vi) the ability of our customers to finance their purchase of our products as well as their own operations; (vii) new product introductions, enhancements or announcements by our competitors; (viii) our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner; (ix) changes in our pricing policies or the pricing policies of our competitors; (x) the loss of or failure to renew on commercially reasonable terms any third-party licenses necessary for or relating to our products; (xi) the ability of our company and our contract manufacturers to attain and maintain production volumes and quality levels for our products; (xii) our ability to obtain sufficient supplies of sole or limited source components; (xiii) increases in the prices of the components we purchase, or quality problems associated with these components; (xiv) unanticipated changes in regulatory requirements which may require us to redesign portions of our products; (xv) changes in accounting rules; (xvi) integrating and operating any acquired businesses; (xvii) our ability to achieve targeted cost reductions; (xviii) how well we execute on our strategy and operating plans; (xix) general economic conditions as well as those specific to the communications, internet and related industries; and (xx) the economic uncertainty created by the ongoing COVID-19 pandemic, including its potentially adverse impact on all the foregoing factors.

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

As part of our business strategy, we have made investments in and acquired other companies, including Optelian and RIFT in 2021 and Keymile in 2019, that we believe are complementary to our core business. In the future we may continue to make investments in or acquire other companies or complementary solutions or technologies. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. These transactions could also result in dilutive issuances of equity securities, the incurrence of debt or assumption of liabilities, and increase our risk of litigation exposure, which could adversely affect our operating results. In addition, if the resulting business from such a transaction fails to meet our expectations, our operating results, business, and financial condition may suffer or we may be exposed to unknown risks or liabilities.

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

Some of the risks that could affect our ability to successfully integrate acquired businesses, including Optelian and DZS GmbH’s telecommunication systems business, include those associated with: (i) failure to successfully further develop the acquired products or technology; (ii) insufficient revenues to offset increased expenses associated with acquisitions and where competitors in such markets have stronger market positions; (iii) conforming the acquired company’s standards, policies, processes, procedures and controls with our operations; (iv) difficulties in entering markets in which we have no or limited prior experience; (v) difficulties in integrating the operations, technologies, products and personnel of the acquired companies; (vi) coordinating new product and process development, especially with respect to highly complex technologies; (vii) potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after the announcement of acquisition plans or transactions; (viii) hiring and training additional management and other critical personnel; (ix) in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries; (x) increasing the scope, geographic diversity and complexity of our operations; (xi) diversion of management’s time and attention away from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions; (xii) consolidation of facilities, integration of the acquired company’s accounting, human resource and other administrative functions and coordination of product, engineering and sales and marketing functions; (xiii) the geographic distance between the companies; (xiv) failure to comply with covenants related to the acquired business; (xv) unknown, underestimated, and/or undisclosed liabilities for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, employment claims, pension liabilities, commercial disputes, tax liabilities and other known and unknown liabilities; (xvi) litigation or other claims in connection with the acquired company, including claims for terminated employees, customers, former stockholders or other third parties; and (xvii) the disruption, economic and otherwise, created by the on-going COVID-19 pandemic, including its potentially compounding effect on all the foregoing factors.

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

Governmental policy changes regarding tariffs could shift under the new United States presidential administration.  The administration has signaled that it will take a measured approach, considering all factors, and considering all options.  As a result, no clear indication has yet been provided by the administration with regards to tariffs on Chinese and other imports.  For its part, China has called for a reset in relations between the United States and China, though no clear policy proposals have yet been provided. Changes in political environments, governmental policies, international trade policies and relations, including as a result of tensions between the United States and China regarding the COVID-19 pandemic, trade practices and the protection of intellectual property rights, could result in revisions to laws or regulations or their interpretation and enforcement, trade sanctions, or retaliatory actions by China in response to U.S. actions, which could have an adverse effect on our customers, business plans and operating results.

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

In addition, the Company is subject to credit risk associated with the concentration of accounts receivable from its key customers. As of December 31, 2020, two customers represented 17% and 16% of net accounts receivable. As of December 31, 2020, the Company has an allowance for doubtful account of $3.1 million related to one customer. If one or more of the Company’s top customers were to become bankrupt or insolvent or otherwise were unable to pay for the products and services provided by the Company, including as a result of conditions created by the on-going COVID-19 pandemic, the Company may incur significant write-offs of accounts receivable or incur other impairment charges, which may have a material adverse effect on the Company’s results of operations.

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

We collect, process, store, use, and transmit personal data on a daily basis. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states have increased their focus on protecting personal data by law and regulation and have increased enforcement actions for violations of privacy and data protection requirements. The State of California recently adopted the California Consumer Protection Act (“CCPA”), which went into effect on January 1, 2020. The European Commission also approved and adopted the General Data Protection Regulation (GDPR), a data protection law, which became effective in May 2018. These data protection laws and regulations are intended to protect the privacy and security of personal data that is collected, processed, and transmitted in or from the relevant jurisdiction.  Both the CCPA and the GDPR established new requirements applicable to the processing of personal data, afford new data protection rights to individuals and impose significant penalties for data breaches. Individuals also have a right to compensation under the GDPR for financial or non-financial losses.  In July 2020, the EU-U.S. Privacy Shield framework which allowed U.S. companies that self-certify to the U.S. Department of Commerce and publicly commit to comply with specified requirements to import personal data from the EU was invalidated as a GDPR compliance mechanism by the European Court of Justice (“ECJ”). These developments create some uncertainty. Ensuring compliance with these laws is an ongoing commitment that involves substantial costs, which could otherwise adversely affect our business operations and negatively impact our financial position or cash flows.  Any failure to comply with applicable regulations could also result in regulatory enforcement actions against us, subject us to negative publicity and significant penalties and ultimately cause an adverse effect on our business.

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

Market turbulence and weak economic conditions, including those caused by the on-going COVID-19 pandemic, as well as concerns about energy costs, geopolitical issues, the availability and cost of credit, business and consumer confidence, and unemployment could impact our business in a number of ways, including:

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

We may experience material adverse impacts on our business, operations, financial condition, and liquidity as a result of weak or recessionary economic or market conditions in the United States, South Korea, Germany, or the rest of the world.

Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend, and could materially impact our supply chain and the operations of our customers and suppliers.

Our global headquarters are located in Plano, Texas and subject to disruption from natural causes beyond our control, including physical risks from tornados, severe storms, floods, other natural disaster or power shortages or outages that could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, in the event any of our facilities or the facilities of our suppliers, contract manufacturers, third-party service providers, or customers, is affected by natural disasters, such as hurricanes, earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, including the ongoing COVID-19 pandemic to the extent not already occurring, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control, our business and operating results could suffer. Disasters occurring at our or our vendors’ facilities also could impact our reputation.

Any of the foregoing events may have the effect of disrupting our supply chain, which could harm our business, financial condition results of operations.  Illness, travel restrictions, absenteeism, or other workforce disruptions could negatively affect our supply chain, manufacturing, distribution, or other business processes. We may face additional production disruptions in the future, which may place constraints on our ability to produce products in a timely manner or may increase our costs.

Future issuances of additional equity securities could result in dilution of existing stockholders’ equity ownership.

We may determine from time to time to issue additional equity securities (see “—Recent Developments—Equity offering” for details on the sale of shares of our common stock in January of 2021) to raise additional capital, to support growth, or, as we have in recent years, to make acquisitions. Further, we may issue stock options, grant restricted stock awards or other equity awards to retain, compensate and/or motivate our employees and directors. These issuances of our securities could dilute the voting and economic interests of existing stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

On August 1, 2020, the Company completed its relocation of its corporate headquarters from Oakland, California to Plano, Texas and established a new U.S.-based Engineering Center of Excellence in Plano. On February 24, 2020, in connection with the planned relocation of the Company headquarters to Plano, the Company entered into two separate sublease agreements for office and laboratory space in Plano, Texas.  All three leases permit management to stipulate minimal construction and design preferences. We also lease facilities for office space in Seoul, South Korea as well as lease facilities for manufacturing, research and development purposes at locations in the United States including Seminole, Florida, and Alpharetta, Georgia, as well as Hannover, Germany, through the acquisition of Keymile. We maintain smaller offices to provide sales and customer support at various domestic and international locations. We manufacture many of our more complex products at our manufacturing facility in Florida. We believe that our existing facilities are suitable and adequate for our present purposes.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below is information concerning our executive officers as of December 31, 2020.

Name	Age	Office
Charles Daniel Vogt	57	Chief Executive Officer, President
Thomas J. Cancro	53	Chief Financial Officer and Treasurer
Justin Ferguson	43	Chief Legal Officer and Corporate Secretary

Charlie Vogt was appointed as the President and Chief Executive Officer of the DZS Inc., effective August 1, 2020. In addition, Mr. Vogt was elected as a member of the Board of Directors, also effective August 1, 2020.  In connection with Mr. Vogt’s appointment, Il Yung Kim ceased to serve as President and Chief Executive Officer of DZS Inc. and as a member of the Board effective July 31, 2020. Prior to joining the Company, Mr. Vogt was most recently President and Chief Executive Officer of ATX Networks, a leader in broadband access and media distribution, where he led the company through extensive transformation and growth since February 2018 and will remain a member of the board. From July 2013 to January 2018, Mr. Vogt served as President and Chief Executive Officer of Imagine Communications, where he directed the company through change as it evolved its core technology, including large-scale restructuring and rebranding and multiple technology acquisitions as he implemented a vision and growth strategy. Before joining Imagine Communications, Mr. Vogt was President and Chief Executive Officer of GENBAND (today known as Ribbon Communications), where he transformed the company from a startup to a global leader in voice over IP and real-time IP communications solutions. His professional career has also included leadership roles at Taqua (Tekelec), Lucent Technology (Nokia), Ascend Communications (Lucent), ADTRAN, Motorola and IBM.

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

Justin K. Ferguson has served as Chief Legal Officer and Corporate Secretary since September 2020.  Prior to joining DZS, from 2018 to 2020, Mr. Ferguson was the Executive Vice President, General Counsel and Corporate Secretary of Ribbon Communications Inc., a Nasdaq listed company that provides real time communications software and packet and optical transport solutions. Prior to joining Ribbon, from 2015 to 2018, Mr. Ferguson was the Vice President, General Counsel and Corporate Secretary of Zix Corporation, a Nasdaq listed company that provides email security solutions. From 2011 to 2015, Mr. Ferguson served as Senior Vice President—Director of Legal for GENBAND. Prior to GENBAND, he was an attorney at the law firms of Weil, Gotshal & Manges LLP and Baker Botts L.L.P. Mr. Ferguson received a Juris Doctorate degree from Texas Tech University School of Law and a Bachelor's degree in Business Administration from Texas Tech University. He is a member of the State Bar of Texas.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Capital Market under the symbol “DZSI”.

As of March 4, 2021, we had 496 registered stockholders of record. A substantially greater number of holders of DZS common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers or financial institutions.

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

Overview

We are a global provider of ultra-broadband network access solutions and communications platforms deployed by advanced Tier I, national, and regional service providers and enterprise customers. We research, develop, test, sell, manufacture and support communications equipment in mobile transport and fixed broadband, which includes broadband access and connected premises, and Software and Services:

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

•

Our broadband access products, which now includes our switching and routing products, offer a variety of solutions for carriers and service providers to connect residential and business customers, either using high-speed fiber or leveraging their existing deployed copper networks to offer broadband services to customer premises. Once our broadband access products are deployed, the service provider can offer voice, high-definition and ultra-high-definition video, high-speed internet access and business class services to their customers.

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

•

Our Software and Services offering consists of Software Defined Networking (“SDN”) Orchestration solutions and Professional and Technical Support services. Our SDN Orchestration strategy is to develop tools and building blocks that will allow service providers to migrate their networks’ full complement of legacy control plane and data plane devices to a centralized intelligent controller that can reconfigure the services of the hundreds of network elements in real time for more controlled and efficient provision of bandwidth and latency across the network. The migration move to SDN/Network Function Virtualization (“NFV”) will provide better service for end customers and a more efficient and cost-effective use of hardware resources for service providers.  Our services offerings designed to help our customers rapidly deploy, scale and optimize their broadband networks for agility and reliability.

Our key financial objectives include the following:

•	Increasing revenue while continuing to carefully control costs;
•	Continuing investments in strategic research and product development activities that will provide the maximum potential return on investment; and
•	Minimizing consumption of our cash and cash equivalents.

Recent Developments

On March 8, 2021, DZS made the strategic decision, subject to the proper involvement of the employee representatives, to transition DZS GmbH to a sales and research and development center. Negotiations are being held with the works council in Germany on a reconciliation of interests and a social plan. DZS GmbH is expecting to reduce headcount by approximately 100 employees.

On March 4, 2021, we announced our acquisition of the business of RIFT, Inc., a network automation solutions company.

On February 5, 2021, we acquired Optelian Access Networks Corporation, a leading optical networking solution provider based in Ottawa, Ontario, Canada, and its portfolio of optical transport solutions.

On January 26, 2021, we entered into an underwriting agreement to sell 4.6 million shares of Common Stock (including 0.6 million shares issued pursuant to the underwriters’ option to purchase additional shares) at a price of $14.00 per share in an underwritten public offering. The equity offering closed on January 29, 2021 and resulted in gross proceeds of approximately $64.4 million and net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $60.2 million. We used a portion of the net proceeds from the equity offering to pay off the entire outstanding balance of debt with related parties.

Effective August 1, 2020, Charlie Vogt was appointed as the President and Chief Executive Officer of the Company.  In addition, Mr. Vogt was elected as a member of the Board, also effective August 1, 2020.  In connection with Mr. Vogt’s appointment, Il Yung Kim ceased to serve as President and Chief Executive Officer of the Company and as a member of the Board effective July 31, 2020. Prior to joining the Company, Mr. Vogt was most recently President and Chief Executive Officer of ATX Networks, a leader in broadband access and media distribution, where he led the company through extensive transformation and growth since February 2018 and where he remains a member of the board. From July 2013 to January 2018, Mr. Vogt served as President and Chief Executive Officer of Imagine Communications, where he directed the company through change as it evolved its core technology, including large-scale restructuring and rebranding and multiple technology acquisitions as he implemented a vision and growth strategy. Before joining Imagine Communications, Mr. Vogt was President and Chief Executive Officer of GENBAND (today known as Ribbon Communications), where he transformed the company from a startup to a global leader in voice over IP and real-time IP communications solutions. His professional career has also included leadership roles at Taqua (Tekelec), Lucent Technology (Nokia), Ascend Communications (Lucent), ADTRAN, Motorola and IBM.

On August 1, 2020, the Company completed the relocation of its corporate headquarters from California to Plano, Texas. In connection with the relocation, the Company entered into sublease agreements to sublease an aggregate of approximately 16,300 square feet located at 5700 Tennyson Parkway, Plano, Texas. In September 2020, the Company entered into a lease agreement for approximately 10,300 square feet of additional office space at its headquarters in Plano, TX.  The Company retains 16,500 square feet of leased space located in Alameda, California.

Trends and Uncertainties

In December 2019, a strain of coronavirus, now known as COVID-19, was reported to have surfaced in Wuhan, China. Since that time, the widespread and sustained transmission of the virus has reached global pandemic status. In response to the pandemic, many national and international health agencies have recommended, and many countries and state, provincial and local governments have implemented, various measures, including travel bans and restrictions, limitations on public and private gatherings, business closures or operating restrictions, social distancing, and shelter-in-place orders. The health effects of the pandemic and the above measures taken in response thereto have had an effect on the global economy in general and has materially impacted and will likely continue to impact the Company’s financial condition, results of operations and cash flows. Given the ongoing and dynamic nature of the virus and the worldwide response related thereto, it is difficult to predict the full impact of the COVID-19 pandemic on our business. During the twelve months ended December 31, 2020, the Company’s revenues declined relative to its prior expectations, in part due to the COVID-19 pandemic. Due to the uncertainty around the future economic impact of the pandemic, the fair value measurements used in the Company’s impairment assessments could be negatively impacted and could result in future impairments of goodwill, intangibles and other long-lived assets.

The impact of a continued COVID-19 pandemic or sustained measures taken to limit or contain the outbreak could continue to have a material adverse effect on our business, financial condition, results of operations, and cash flows.

As discussed further in Note 1 to the consolidated financial statements below, the Company has a past-due receivables balance of $17.3 million from a customer in India, for which the Company recorded an allowance for doubtful accounts of $3.1 million during the year ended December 31, 2020, leaving a remaining unreserved accounts receivable balance of $14.2 million. If the Company’s efforts to collect the outstanding balance under the terms of the agreement are not successful, the Company may recognize an additional allowance for all, or substantially all, of the remaining $14.2 million balance in a future period.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2020.

RESULTS OF OPERATIONS

We list in the table below the historical consolidated statement of comprehensive income (loss) as a percentage of total net revenue for the periods indicated.

	December 31,
	2020	2019
Net revenue	100%	100%
Cost of revenue	68%	67%
Gross profit	32%	33%
Operating expenses:
Research and product development	12%	13%
Selling, marketing, general and administrative	21%	20%
Intangibles impairment charge	2%	—
Restructuring and other charges	—	2%
Amortization of intangible assets	1%	—
Goodwill impairment charge	—	—
Total operating expenses	36%	35%
Operating income (loss)	(4)%	(2)%
Interest income	—	—
Interest expense	(1)%	(1)%
Loss on debt extinguishment	(1)%	—
Other income (expense), net	(1)%	—
Income (loss) before income taxes	(7)%	(3)%
Income tax provision (benefit)	1%	1%
Net income (loss)	(8)%	(4)%
Net income (loss) attributable to non-controlling interest	—	—
Net income (loss) attributable to DZS Inc.	(8)%	(4)%

2020 COMPARED WITH 2019

Net Revenue

The following table presents our revenues by source (in millions):

	2020	2019	Increase (Decrease)	% change
Products	$281.0	$286.3	$(5.3)	-1.9%
Services	19.6	20.6	(1.0)	-4.6%
	$300.6	$306.9	$(6.3)	-2.0%

Net revenue decreased 2.0% or $6.3 million to $300.6 million for 2020 compared to $306.9 million for 2019. The decrease in product revenue was primarily due to impacts from the worldwide COVID-19 pandemic in the first half of 2020, which resulted in disruptions to our supply chain, as well as decreased business operations by certain of our customers earlier in 2020, partially offset by increasing sales of fiber access products in the second half of 2020 and an increase in sales for our next generation mobile edge access transport and fixed broadband access solutions.

Service revenue represents revenue from maintenance and other services associated with product shipments. The decrease in service revenue was primarily related to a lower number of products under contract for maintenance and extended warranty.

Information about our net revenue by geography is summarized below (in millions):

	2020	2019	Increase (Decrease)	% change
Revenue by geography:
Americas	$61.9	$64.8	$(2.9)	-4.5%
Europe, Middle East, Africa	64.6	78.4	(13.8)	-17.6%
Asia	174.1	163.7	10.4	6.4%
Total	$300.6	$306.9	$(6.3)	-2.0%

The decrease in net revenue in the Americas was primarily due to a decline in the first half of the year primarily impacts from the worldwide COVID-19 pandemic, partially offset by increasing sales of fiber access products in the second half of 2020. The decline in net revenue within EMEA were due to lower sales of copper-based broadband access solutions as the industry shifts to fiber-based broadband solutions as well as the DZS exit from a lower margin contract manufacturing agreement. Increased sales in Asia was primarily driven by increase sales in South Korea and Japan, for our next generation mobile edge access transport and fixed broadband access solutions.

We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue decreased 1.5% to $203.8 million for 2020, compared to $206.8 million for 2019. Total cost of revenue was 67.8% of net revenue for 2020, compared to 67.4% of net revenue for 2019, which resulted in a decrease in gross profit percentage to 32.2% in 2020 from 32.6% in 2019. The decrease in total cost of revenue, was primarily due to the mix of products sold.

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

Research and Product Development Expenses

Research and development expenses include personnel costs, outside contractor and consulting services, depreciation on lab equipment, costs of prototypes and overhead allocations. Research and product development expenses decreased by 2.7% to $37.5 million for 2020 compared to $38.5 million for 2019. The decrease was primarily due to decreased research and product development expenses which was due in part to lower headcount related costs, partially offset by higher outsourced costs.

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

Selling, marketing, general and administrative expenses increased 4.6% to $64.0 million for 2020 compared to $61.2 million for 2019. The increase in selling, marketing, general and administrative expenses was primarily due to the increase in allowance for doubtful accounts for one customer in India. Refer to Note 1 in the consolidated financial statements, for further details on the bad debt expense.

Restructuring and Other Charges

During the year ended December 31, 2020, the Company recorded no restructuring and other charges compared to $4.9 million for the year ended December 31, 2019.

Intangible Asset and Goodwill Impairment Charge

During the fourth quarter of 2020, the Company recorded an impairment charge of $6.5 million for DZS GmbH intangible assets as part of the Company’s evaluation for impairment, based on a triggering event for potential impairment. During the fourth quarter of 2019, the Company recorded an impairment charge of $1.0 million for DZS GmbH goodwill as part of the Company’s 2019 annual evaluation of goodwill for impairment.

Interest Expense, net

Interest expense, net was $2.0 million and $3.5 million for 2020 and 2019, respectively. This decrease in interest expense was primarily related to lower average borrowings and borrowing rates during 2020.

Loss on Debt Extinguishment

During March 2020, the Company paid the outstanding term loan borrowings in full and terminated the PNC Credit Facilities. In association with this debt repayment, the Company recorded a loss on extinguishment of debt of $1.4 million. There was no debt extinguishment in 2019.

Other Income (Expense), net

Other income (expense) relates mainly to realized and unrealized foreign exchange gains and losses. Other expense, net was $3.7 million for 2020 compared to other income, net of $0.9 million in 2019. The main reason for the increase in other expense, net was due to foreign currency exchange losses in 2020.

Income Tax Provision (Benefit)

We recorded an income tax expense of $3.5 million for 2020, roughly flat to the $3.6 million incurred in 2019. Despite consolidated net losses, we incur income tax expense due to taxable income generated in South Korea and Japan.

OTHER PERFORMANCE MEASURES

In managing our business and assessing our financial performance, we supplement the information provided by our U.S. GAAP results with adjusted earnings before stock-based compensation, interest, taxes, and depreciation, or Adjusted EBITDA, a non-U.S. GAAP financial measure. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, net, (ii) provision (benefit) for taxes, (iii) depreciation and amortization, (iv) stock-based compensation, and (v) the impact of material transactions or events that we believe are not indicative of our core operating performance, such as merger and acquisition transaction costs, inventory valuation step-up amortization, purchase price adjustments, restructuring and other charges, goodwill impairment, bargain purchase gain, gain (loss) on sale of assets, impairment of long-lived assets or loss on debt extinguishment, bad debt expense related to a large customer in India, any of which may or may not be recurring in nature. We believe that the presentation of Adjusted EBITDA enhances the usefulness of our financial information by presenting a measure that management uses internally to monitor and evaluate our operating performance and to evaluate the effectiveness of our business strategies. We believe Adjusted EBITDA also assists investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes the impact of items that we do not believe reflect our core operating performance.

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

Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2020	2019
Net income (loss)	$(23,082)	$(13,263)
Add (deduct):
Interest expense, net	1,958	3,525
Income tax (benefit) provision	3,501	3,585
Restructuring and other charges	—	4,908
Goodwill impairment charge	—	1,003
Intangibles impairment charge	6,472	—
Depreciation and amortization	5,143	5,115
Stock-based compensation	4,613	3,508
Inventory step-up amortization	—	577
Merger and acquisition transaction costs	—	337
Headquarters relocation	61	—
Executive transition	2,047	—
Bad debt expense *	3,119	—
Loss on debt extinguishment	1,369	—
Adjusted EBITDA	$5,201	$9,295

* Refer to Note 1 in the consolidated financial statements, for further details on the bad debt expense.

LIQUIDITY AND CAPITAL RESOURCES

Our operations have historically and continue to be financed through a combination of our existing cash and cash equivalents, cash generated in the business, borrowings, and sales of equity.

The following table summarizes the information regarding our cash and cash equivalents and working capital (in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$45,219	$28,747
Working capital	123,285	114,885

The Company had a net loss of $23.1 million for the year ended December 31, 2020 and net loss of $13.3 million for the year ended December 31, 2019.

As of December 31, 2020, we had an accumulated deficit of $52.3 million and working capital of $123.3 million. As of December 31, 2020, we had $45.2 million in cash and cash equivalents, which included $32.2 million in cash balances held by our international subsidiaries, and $43.6 million in aggregate principal debt. On January 29, 2021, the Company closed an equity offering and resulted in gross proceeds to the Company of approximately $64.4 million and net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $60.2 million. We used a portion of the net proceeds from the equity offering to pay off the entire outstanding balance of debt with related parties.

We continue to focus on cost management, operating efficiency and restrictions on discretionary spending. In addition, if necessary, we may sell assets, issue debt or equity securities or purchase credit insurance. We may also rationalize the number of products we sell, adjust our manufacturing footprint, and reduce our operations in low margin regions, including reductions in headcount. Based on our current plans and current business conditions, we believe that these measures along with our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months from the date of this Annual Report on Form 10-K.

Our ability to meet our obligations as they become due in the ordinary course of business for the next 12 months will depend on our ability (i) to achieve forecasted results of operations, and (ii) continue to effectively manage working capital requirements. While we believe that we are likely to achieve forecasted results of operations if we are successful in implementing our business strategies, the impact of the COVID-19 pandemic provides great uncertainty with respect to a potential impact on our future operations.

Operating Activities

Net cash provided by (used in) by operating activities during the year ended December 31, 2020 and 2019 was $5.1 million and ($22.7) million, respectively.  The $27.8 million increase in cash provided by operating activities in 2020 was primarily due improved management of working capital compared to 2019.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2020 was $2.3 million and consists of purchases of property, plant and equipment, compared with $7.0 million of net cash used in investing activities during the year ended December 31, 2019 which consisted of purchases of property, plant and equipment and the Keymile acquisition.

Financing Activities

Net cash provided by financing activities totaled $17.6 million during the year ended December 31, 2020 and consisted primarily of proceeds from borrowings of $32.1 million, proceeds from factored accounts receivable of $11.6 million and proceeds from exercise of stock options and employee stock purchases of $3.7 million, partially offset by a net outflow associated with the repayment of short-term borrowings of $16.7 million and the repayment of long-term debt of $13.1 million. This compared to cash provided by financing activities of $28.0 million during the year ended December 31, 2019.

Debt Facilities

DNI Loan

In February 2016, Dasan Network Solutions, Inc. (“DNS California”), a wholly-owned, direct subsidiary of the Company and the sole stockholder of DNS Korea, borrowed $1.8 million from Dasan Networks, Inc. (“DNI”) for capital investment with an interest rate of 4.6% per annum, payable quarterly. On February 27, 2019, in connection with the entry into the PNC Credit Facilities, the Company amended the terms of this loan to extend the repayment date to May 27, 2022. As of December 31, 2020, $1.8 million was outstanding.

In March 2018, DNS Korea borrowed KRW 6.5 billion ($5.8 million USD) from DNI of which KRW 5.0 billion ($4.5 million USD) was repaid on August 8, 2018. The loan bears interest at a rate of 4.6%. On February 27, 2019, in connection with the entry into the PNC Credit Facilities, we amended the terms of this loan to extend the repayment date to May 27, 2022. As of December 31, 2020, KRW 1.5 billion ($1.4 million USD) was outstanding.

In December 2018, we entered into a Loan Agreement with DNI for a $6.0 million term loan with an interest rate of 4.6% per annum.  On February 27, 2019, in connection with the entry into the PNC Credit Facilities, we amended the terms of the term loan to extend the repayment date until May 27, 2022 and to terminate any security granted to DNI with respect to such term loan. As of December 31, 2020, $6.0 million was outstanding.

The modifications resulting from the amendments described in the three preceding paragraphs were limited to the extension of the maturity dates and removal of the collateral on the outstanding term loans with DNI. There were no fees paid to DNI or external costs otherwise incurred in connection with these modifications.

On March 5, 2020, DNS Korea, the Company’s wholly-owned, indirect subsidiary entered into a Loan Agreement with DNI (the “March 2020 DNI Loan”). The March 2020 DNI Loan was negotiated and approved on behalf of the Company and its subsidiaries by a special committee of the Board of Directors of the Company (the “Special Committee”) consisting of directors determined to be independent from DNI. The March 2020 DNI Loan consists of a term loan in the amount of KRW 22.4 billion ($18.5 million USD) with interest payable semi-annually at an annual rate of 4.6% and maturing on March 11, 2022. No principal payments are due on the March 2020 DNI Loan until the maturity date, but DNS Korea may prepay the loan, or a portion thereof, without penalty. As of December 31, 2020, KRW 22.4 billion ($20.6 million USD) was outstanding.

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

In February 2021, the Company paid off the entire outstanding balance of debt with DNI with proceeds of its issuance of shares of its common stock during January of 2021.

PNC Credit Facilities

In February 2019, the Company and ZTI (collectively, the “Borrowers”), and certain direct and indirect subsidiaries of the Borrowers, as guarantors, entered into a Revolving Credit, Term Loan, Guaranty and Security Agreement (the “Domestic Credit Agreement”) and an Export-Import Revolving Credit, Guaranty and Security Agreement (the “Ex-Im Credit Agreement,” and together with the Domestic Credit Agreement, the “Credit Agreements”), in each case with PNC Bank, National Association (“PNC”) and Citibank, N.A. as lenders, and PNC as agent for the lenders (the “PNC Credit Facilities”), which replaced the Company’s former senior secured credit facilities with Wells Fargo Bank (the “Former WFB Facility”). We refer to such transactions and the agreements referenced above as the “PNC Credit Facilities.”

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

In July 2019, $4.4 million in outstanding borrowings under the revolving line of credit (which represented all outstanding borrowings under the revolving line of credit) was repaid in full and in March 2020, the Company paid the outstanding term loan borrowings in full and terminated the PNC Credit Facilities. In association with this debt repayment, the Company recorded a loss on extinguishment of debt of $1.4 million during the three months ended March 31, 2020.

Bank and Trade Facilities - Foreign Operations

On June 1, 2020, DZS Japan entered into an assignment agreement with JECC Corporation to factor JPY 1,258,822,828 (approximately $11.7 million) of accounts receivables from one of its customers. JECC assessed a discount equivalent to JPY 5,964,328 (approximately $0.05 million) (or approximately 0.474% of the amount factored, with a stated factoring rate of 1.575% based on the days remaining from factoring to expected receivable collection). DZS Japan received JPY 1,252,858,500 (approximately $11.65 million) on June 19, 2020. In accordance with ASC 860, Transfers and Servicing of Financial Assets, this agreement is accounted for as a secured borrowing. The collection of the underlying accounts receivable occurred during 2020 and there was no secured borrowing balance as of December 31, 2020.

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

As of December 31, 2020 and December 31, 2019, we had an aggregate outstanding balance of $13.8 million and $15.8 million, respectively, under such financing arrangements, and the interest rate per annum applicable to outstanding borrowings under these financing arrangements as of December 31, 2020 and December 31, 2019 ranged from 0% to 2.3% and 0% to 4.5%, respectively.

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

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of December 31, 2020, two customers accounted for 17% and 16%, respectively, of our net accounts receivable. As of December 31, 2020, the Company has an allowance for doubtful account of $3.1 million related to one customer. Refer to Refer to Note 1 Organization and Summary of Significant Accounting Policies, for further detail. Our receivables from customers in countries other than the U.S represented 89% of accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

Contractual Commitments and Off-Balance Sheet Arrangements

At December 31, 2020, our future contractual commitments by fiscal year were as follows (in thousands):

		Payments due by period
	Total	2021	2022	2023	2024	2025 and thereafter
Operating leases	$23,175	$5,489	$5,075	$4,627	$4,124	$3,860
Purchase commitments	8,030	8,030	—	—	—	—
Short-term debt - bank and trade facilities	13,787	13,787	—	—	—	—
Long-term debt - related party*	29,766	—	29,766	—	—	—
Total future contractual commitments	$74,758	$27,306	$34,841	$4,627	$4,124	$3,860

* In February 2021, we paid down the remaining long-term debt following the stock issuance in January 2021.

Operating Leases

Future minimum operating lease obligations in the table above include primarily payments for our office locations and manufacturing, research and development locations, which expire at various dates through 2025. See Note 13 “Leases” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding our operating leases.

Purchase Commitments

The purchase commitments shown above represent non-cancellable inventory purchase commitments as of December 31, 2020. See Note 14 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding our purchase commitments.

Short-term and Long-term Debt

The debt obligation amount shown above represents scheduled principal repayments, but not the associated interest payments which may vary based on changes in market interest rates. See Note 7 “Debt” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding our operating leases.

Postretirement obligations

The Company’s pension plan obligations are excluded, since the plan is unfunded, and the timing and amount of any cash payments are uncertain. Refer to Note 15 of the consolidated financial statement for more detailed.

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

We record contract assets when we have a right to consideration and record accounts receivable when we have an unconditional right to consideration. We record deferred revenue when cash payments received (or unconditional rights to receive cash) in advance of fulfilling our performance obligations.

Our payment terms vary by the type and location of our customer and the products or services offered. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.

Allowances for Doubtful Accounts

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost being determined using the first-in, first-out (FIFO) method. In assessing the net realizable value of inventories, we are required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. Once inventory has been written down to its estimated net realizable value, its carrying value cannot be increased due to subsequent changes in demand forecasts. To the extent that a severe decline in forecasted demand occurs, or we experience a higher incidence of inventory obsolescence due to rapidly changing technology and customer requirements, we may incur significant charges for excess inventory. We also evaluate the terms of our agreements with our suppliers and establish accruals for estimated losses on adverse purchase commitments as necessary, applying the same lower of cost or net realizable value approach that is used to value inventory.

Goodwill and Long-lived Assets

Goodwill and other acquisition-related intangible assets not subject to amortization are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The quantitative goodwill impairment test is a two-step process with step one requiring the comparison of the reporting unit's estimated fair value with the carrying amount of its net assets. If necessary, step two of the impairment test determines the amount of goodwill impairment to be recorded when the reporting unit's recorded net assets exceed its fair value.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Factors the Company considers important which could trigger an impairment review, include, but are not limited to, significant changes in the manner of use the assets, significant changes in the strategy for the Company's overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future net undiscounted cash flows, an impairment expense is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. If this assessment indicates that the cost of an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. In the application of impairment testing, we are required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates.

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

The Company does not recognize a tax benefit unless it concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in the Company’s judgment, is greater than 50 percent likely to be realized. The Company records interest and penalties related to uncertain tax positions in interest expense and in general and administrative expense, respectively.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DZS INC. AND SUBSIDIARIES

No financial statement schedules are required because all the relevant data is included elsewhere in these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

DZS Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of DZS Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), stockholders’ equity and non-controlling interest, and cash flows for each of the years then ended, and the related notes  (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2021 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Realization of past due receivable

As described further in Note 1 to the financial statements, the Company has $17.3 million in accounts receivable due from a customer located in India, that are past due under the original sales terms.  The Company is actively working with the customer and representatives in India to arrange payment of the remaining balance. Management expects to collect the net remaining balance outstanding of this receivable. In the event that the Company’s efforts to work with the customer and representatives in India prove unsuccessful, management may seek payment through other remedies in the agreement. As of December 31, 2020, the Company recorded an allowance for doubtful accounts of $3.1 million for this receivable.  Management will continue to evaluate the collectability of this receivable as more information becomes available. If the Company’s efforts to collect the outstanding balance under the terms of the agreement are not successful, the Company may recognize an additional allowance for all, or substantially all, of the remaining $14.2 million balance in a future period.  We identified the realization of this receivable as a critical audit matter.

The principal considerations for our determination that the realization of this receivable is a critical audit matter are due to the consideration of various qualitative factors used in the Company’s evaluation of the realization of this receivable, including economic and business conditions in India, current operations of the customer, timing and adequacy of government funding, the status of current negotiations, and projections related to future cash flows. These factors considered by management require a high degree of judgment and subjectivity and are difficult to ascertain.

Our audit procedures related to the realization of this receivable included the following, among others.

•	We tested the design and operating effectiveness of key controls related to estimating the realization of the receivable.

•	We obtained and tested the Company’s key inputs and assumptions used to estimate the realization of the receivable.
•

We obtained and read operational communication, to the extent available, between the Company and the customer during calendar 2020 and 2021. We also obtained evidence of Company inquiries with the customer to collect the receivable and the customer responses.

•	We confirmed the receivable balance as of November 30, 2020 and noted no activity of the customer balance to December 31, 2020.
•

We obtained letters from the Company’s internal and external legal counsel which discussed the Company’s rights under the contract and counsel’s opinion regarding the status of this collection contingency.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Dallas, Texas

March 11, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

DZS Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of DZS Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 11, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Dallas, Texas

March 11, 2021

DZS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$45,219	$28,747
Restricted cash	9,200	4,646
Accounts receivable - trade, net of allowance for doubtful accounts	97,253	96,865
Other receivables	9,165	8,124
Inventories	39,572	35,439
Contract assets	6,182	16,680
Prepaid expenses and other current assets	5,332	4,185
Total current assets	211,923	194,686
Property, plant and equipment, net	7,146	6,769
Right-of-use assets from operating leases	18,483	20,469
Goodwill	3,977	3,977
Intangible assets, net	3,377	12,381
Deferred tax assets, net	1,405	1,622
Other assets	5,919	6,243
Total assets	$252,230	$246,147
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$49,250	$41,585
Short-term debt - Bank and trade facilities	13,787	17,484
Contract liabilities - current	4,400	3,567
Operating lease liabilities - current	4,494	4,201
Accrued and other liabilities	16,707	12,964
Total current liabilities	88,638	79,801
Long-term debts
Bank and trade facilities	—	9,937
Related party	29,754	9,096
Contract liabilities - non-current	2,471	3,230
Operating lease liabilities - non-current	15,959	18,154
Pension liabilities	20,052	17,671
Other long-term liabilities	1,777	1,710
Total liabilities	158,651	139,599
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, authorized 36,000 shares, 21,958 and 21,419 shares outstanding as of December 31, 2020 and 2019, respectively, at a $0.001 par value	22	21
Additional paid-in capital	147,997	139,700
Accumulated other comprehensive loss	(2,124)	(3,939)
Accumulated deficit	(52,316)	(29,234)
Total stockholders' equity	93,579	106,548
Total liabilities and stockholders’ equity	$252,230	$246,147

See accompanying notes to consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

	Years Ended December 31,
	2020	2019

Net revenue	$300,640	$306,882
Cost of revenue	203,761	206,771
Gross profit	96,879	100,111
Operating expenses:
Research and product development	37,459	38,516
Selling, marketing, general and administrative	64,041	61,206
Amortization of intangible assets	1,432	1,507
Intangibles impairment charge	6,472	-
Restructuring and other charges	-	4,908
Goodwill impairment charge	-	1,003
Total operating expenses	109,404	107,140
Operating income (loss)	(12,525)	(7,029)
Interest income	77	456
Interest expense	(2,035)	(3,981)
Loss on debt extinguishment	(1,369)	-
Other income (expense), net	(3,729)	876
Income (loss) before income taxes	(19,581)	(9,678)
Income tax provision (benefit)	3,501	3,585
Net income (loss)	$(23,082)	$(13,263)
Net income (loss) attributable to non-controlling interest	-	194
Net income (loss) attributable to DZS Inc.	$(23,082)	$(13,457)
Foreign currency translation adjustments	2,796	(1,939)
Actuarial gain (loss) for pension plan	(981)	(1,793)
Comprehensive income (loss)	$(21,267)	$(16,995)
Comprehensive income attributable to non-controlling interest	-	209
Comprehensive income (loss) attributable to DZS Inc.	$(21,267)	$(17,204)
Basic earnings (loss) per share attributable to DZS Inc.	$(1.07)	$(0.69)
Diluted earnings (loss) per share attributable to DZS Inc.	$(1.07)	$(0.69)
Weighted average shares outstanding used to compute basic net income (loss) per share	21,588	19,403
Weighted average shares outstanding used to compute diluted net income (loss) per share	21,588	19,403

See accompanying notes to consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Non-Controlling Interest

Years ended December 31, 2020 and 2019

(In thousands)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'	Non- controlling	Total stockholders' equity and non- controlling
	Shares	Amount	capital	income (loss)	deficit	equity	interest	interest
Balance as of December 31, 2018	16,587	$16	$93,192	$(192)	$(15,777)	$77,239	$615	$77,854
Issuance of common stock in public offering, net of issuance costs	4,718	5	42,504	—	—	42,509	—	42,509
Purchase of non- controlling interest in subsidiary	—	—	(127)	—	—	(127)	(824)	(951)
Exercise of stock options and employee stock plan purchases	114	—	623	—	—	623	—	623
Stock-based compensation	—	—	3,508	—	—	3,508	—	3,508
Net loss	—	—	—	—	(13,457)	(13,457)	194	(13,263)
Other comprehensive income (loss)	—	—	—	(3,747)	—	(3,747)	15	(3,732)
Balance as of December 31, 2019	21,419	21	139,700	(3,939)	(29,234)	106,548	—	106,548
Exercise of stock options and employee stock plan purchases	539	1	3,684	—	—	3,685	—	3,685
Stock-based compensation	—	—	4,613	—	—	4,613	—	4,613
Net loss	—	—	—	—	(23,082)	(23,082)	—	(23,082)
Other comprehensive income (loss)	—	—	—	1,815	—	1,815	—	1,815
Balance as of December 31, 2020	21,958	$22	$147,997	$(2,124)	$(52,316)	$93,579	$—	$93,579

See accompanying notes to consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(23,082)	$(13,263)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,143	5,115
Intangibles impairment charge	6,472	-
Loss on debt extinguishment	1,343	-
Goodwill impairment charge	-	1,003
Amortization of deferred financing cost	149	664
Stock-based compensation	4,613	3,508
Provision for inventory write-down	5,531	2,984
Allowance for doubtful accounts	3,833	155
Provision for sales returns	1,303	370
Unrealized loss (gain) on foreign currency transactions	2,875	158
Deferred income taxes	316	1,130
Loss on disposal of property, plant and equipment	18	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(18,782)	(23,072)
Inventories	(6,916)	4,802
Contract assets	11,341	(5,962)
Prepaid expenses and other assets	1,525	(7,688)
Accounts payable	11,136	10,340
Accrued and other liabilities	(1,767)	854
Contract liabilities	13	(3,800)
Net cash provided by (used in) operating activities	5,064	(22,702)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,270)	(2,314)
Acquisition of business, net of cash acquired	-	(4,660)
Net cash used in investing activities	(2,270)	(6,974)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offerings, net of issuance costs	-	42,509
Proceeds from short-term borrowings and line of credit	13,774	49,243
Repayments of short-term borrowings and line of credit	(16,696)	(69,357)
Proceeds from long-term borrowings	-	25,000
Repayments of long-term borrowings	(13,125)	(11,875)
Proceeds from related party term loan	18,361	-
Repayments of related party term loan	-	(5,000)
Proceeds from factored accounts receivable	11,645	-
Financing cost - debt issuance	(20)	(2,148)
Purchase of non-controlling interest	-	(951)
Proceeds from exercise of stock options and employee stock plan purchases	3,685	623
Net cash provided by financing activities	17,624	28,044
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	534	(381)
Net increase (decrease) in cash, cash equivalents and restricted cash	20,952	(2,013)
Cash, cash equivalents and restricted cash at beginning of period	33,635	35,648
Cash, cash equivalents and restricted cash at end of period	$54,587	$33,635

Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	$45,219	$28,747
Restricted cash	9,200	4,646
Long-term restricted cash	168	242
	$54,587	$33,635
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest - bank and trade facilities	$788	$2,786
Interest - related party	$981	$509
Income taxes	$2,645	$2,017

See accompanying notes to consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies

(a) Description of Business

DZS Inc. (referred to, collectively with its subsidiaries, as “DZS” or the “Company”) is a global provider of ultra-broadband network access solutions and communications platforms deployed by advanced Tier 1, national, and regional service providers and enterprise customers. On August 26, 2020, the Company filed a Certificate of Amendment to their Restated Certificate of Incorporation with the Delaware Secretary of State reflecting a company name change from Dasan Zhone Solutions, Inc. to DZS Inc.  The Company provides a wide array of reliable, cost-effective networking technologies, including broadband access, Ethernet switching, mobile backhaul, Passive Optical LAN and software-defined networks, to a diverse customer base.

DZS was incorporated under the laws of the state of Delaware in June 1999. The Company is headquartered in Plano, Texas with flexible in-house production facilities in Seminole, Florida and Hannover, Germany, and contract manufacturers located in China, India, Korea and Vietnam. The Company also maintains offices to provide sales and customer support at global locations. On August 1, 2020, the Company relocated its corporate headquarters from California to Plano, Texas and established a new U.S.-based Engineering Center of Excellence in Plano.

(b) Basis of Presentation

The consolidated financial statements are prepared in accordance with U.S. GAAP and include the accounts of the Company, its wholly owned subsidiaries and a subsidiary in which it had a controlling interest. Refer to Note 11 to the consolidated financial statements for additional information on non-controlling interest. All inter-company transactions and balances have been eliminated in consolidation.  Certain prior-year amounts have been reclassified to conform to the current-year presentation.

(c) Related Party Transactions

The financial statements include disclosures of material related party transactions. However, disclosure of transactions that are eliminated in the preparation of consolidated financial statements are not required to be disclosed. As of December 31, 2020, Dasan Networks, Inc. (“DNI”) owned approximately 43.2% of the outstanding shares of the Company's common stock. See Note 7 and Note 12 to the consolidated financial statements for additional information about related party transactions.

(d) Risks and Uncertainties

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, assuming the Company will continue as a going concern.

The Company had net loss of $23.1 million for the year ended December 31, 2020 and net loss of $13.3 million for the year ended December 31, 2019. As of December 31, 2020, the Company had an accumulated deficit of $52.3 million and working capital of $123.3 million. As of December 31, 2020, the Company had $45.2 million in cash and cash equivalents, which included $32.2 million in cash balances held by its international subsidiaries, and $43.6 million in aggregate principal debt of which $13.8 million was reflected in current liabilities.   On January 29, 2021, the Company closed an equity offering which resulted in net proceeds to the Company of approximately $60.2 million. The Company used a portion of the net proceeds from the Equity Offering to pay off the entire remaining outstanding balance of debt with related parties. Refer to Note 17 Subsequent Events, for more details.

Based on the Company's current plans and current business conditions, the Company believes that its existing cash, cash equivalents and available credit facilities will be sufficient to satisfy its anticipated cash requirements for at least the next 12 months from the date of this Annual Report on Form 10-K.

The Company’s ability to meet its obligations as they become due in the ordinary course of business for the next 12 months will depend on its ability (i) to achieve forecasted results of operations, and (ii) continue to effectively manage working capital requirements. Management’s belief that it will achieve forecasted results of operations assumes that, among other things, the Company will continue to be successful in implementing its business strategy.

In December 2019, a strain of coronavirus, now known as COVID-19, was reported to have surfaced in Wuhan, China. Since that time, the widespread and sustained transmission of the virus has reached global pandemic status. In response to the pandemic, many national and international health agencies have recommended, and many countries and state, provincial and local governments have implemented, various measures, including travel bans and restrictions, limitations on public and private gatherings, business closures or operating restrictions, social distancing, and shelter-in-place orders. The health effects of the pandemic and the above measures taken in response thereto have had an effect on the global economy in general and have materially impacted and will likely continue to impact the Company’s financial condition, results of operations and cash flows. Given the ongoing and dynamic nature of the virus and the worldwide response related thereto, it is difficult to predict the full impact of the COVID-19 pandemic on our business. Due to the uncertainty around the future economic impact of the pandemic, the fair value measurements used in the Company’s impairment assessments could be negatively impacted and could result in future impairments of goodwill, intangibles and other long-lived assets. During the three months ended December 31, 2020 and September 30, 2020, the Company’s revenues increased by 14% and 31%, respectively, compared to the three months ended December 31, 2019 and September 30, 2019. The impact of a continued COVID-19 pandemic or sustained measures taken to limit or contain the outbreak could continue to have a material and adverse effect on our business, financial condition, results of operations, and cash flows.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, accounts receivable and contract assets. Cash and cash equivalents consist principally of financial deposits and money market accounts. Cash and cash equivalents are principally held with various financial institutions with high credit standing.

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts.

For the year ended December 31, 2020, two customers represented 14% and 13% of net revenue, respectively. For the year ended December 31, 2019, no customer represented 10% or more of net revenue.

As of December 31, 2020, two customers represented 17% and 16% of net accounts receivable, respectively. As of December 31, 2019, two customers represented 18% and 11% of net accounts receivable, respectively. As of December 31, 2020 and December 31, 2019, receivables from customers in countries other than the United States represented 89% and 94% of net accounts receivable, respectively.

(e) Consolidated Subsidiaries

Details of the Company's consolidated operating subsidiaries as of December 31, 2020 and 2019 are as follows:

		Percentage of ownership (%)
	Location	December 31, 2020	December 31, 2019
Dasan Network Solutions, Inc. (U.S. subsidiary)	US	100%	100%
Dasan Network Solutions, Inc. (Korean subsidiary)	Korea	100%	100%
DZS Japan, Inc.	Japan	100%	100%
DASAN Vietnam Company Limited	Vietnam	100%	100%
D-Mobile Limited	Taiwan	100%	100%
DASAN India Private Limited	India	99.99%	99.99%
DZS GmbH (formerly Keymile GmbH)	Germany	100%	100%

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

The Company generates revenue primarily from sales of products and services, including, extended warranty service and customer support. Revenue from product sales is recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract. Most of the Company’s arrangements include customer acceptance provisions, which the Company typically considers a formality.  In situations when the customer acceptance terms are more than a formality, transfer of control occurs upon obtaining the signed acceptance certificate from the customer. In those instances, where transfer of control occurs prior to obtaining the signed acceptance certificate, the Company considers a number of factors, including successful completion of customer testing to demonstrate that the delivered products meet all the acceptance criteria specified in the arrangement, its experience with the customer and its experience with other contracts for similar products.

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

Other related policies and revenue information

Warranties

Products sold to customers include standard warranties, typically for one year, covering bug fixes and minor updates such that the product continues to function according to published technical specifications. These standard warranties are assurance type warranties and do not offer any services in addition to the assurance that the product will continue working as specified. Therefore, standard warranties are not considered separate performance obligations. Instead, the expected cost of warranty is accrued as expense in accordance with applicable guidance. Optional extended warranties, typically between one and three years, and for up to five years, are sold with certain products and include additional support services. The transaction price for extended warranties is accounted for as service revenue and recognized ratably over the life of the contract.

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

Contract Costs

The Company recognizes an asset for certain costs to fulfill a contract if it is determined that the costs relate directly to a contract or anticipated contracts that can be specifically identified, generate, or enhance resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Contract costs primarily consist of sales commissions that are amortized as sales and marketing expense. If the service period, inclusive of any anticipated renewal, is longer than a year, the incremental direct costs are capitalized and amortized over the period of benefit.

Financing

The Company applies the practical expedient not to adjust the promised amount of consideration for the effects of a financing component if the Company expects, at contract inception, that the period between when the Company transfers a good or service to the customer and when the customer pays for the good or service will be one year or less. During the year ended December 31, 2020 and 2019, such financing components were not significant.

Bill-and-hold

The Company recognizes revenue from the sale of products when control has passed to the customer, which is based on the shipping terms of the arrangement, when significant risk and rewards have transferred to the customer. In some instances, the customer agrees to buy product from the Company but requests delivery at a later date, commonly known as bill-and-hold arrangements. For these transactions, the Company deems that control passes to the customer when the product is ready for delivery. The Company recognizes products held for delivery when a signed agreement is in place, the transaction is billable, and the customer has significant risk and rewards for the products, the ability to direct the assets, the products have been set aside specifically for the customer, and cannot be redirected to another customer.

Shipping and Handling

The Company has elected to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than as an additional promised service. As a result, the Company accrues the costs of shipping and handling when the related revenue is recognized.

Unsatisfied Performance Obligations

The majority of the Company's performance obligations in its contracts with customers relate to contracts with duration of less than one year. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less, based on the elected practical expedients. The transaction price allocated to noncancellable unsatisfied performance obligations included in contracts with duration of more than 12 months is reflected in contract liabilities – non-current on the consolidated balance sheets.

Disaggregation of Revenue

The following table presents the revenues by source (in thousands):

	Years ended December 31,
	2020	2019
Revenue by products and services:
Products	$280,988	$286,292
Services	19,652	20,590
Total	$300,640	$306,882

Information about the Company’s net revenue for North America and international markets for 2020 and 2019 is summarized below (in thousands):

	Years ended December 31,
	2020	2019
Revenue by geography:
Americas	$61,900	$64,847
Europe, Middle East, Africa	64,580	78,375
Asia	174,160	163,660
Total	$300,640	$306,882

(h) Allowances for Doubtful Accounts and Sales Returns

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments for amounts owed to the Company. The allowance for doubtful accounts is recorded as an expense under general and administrative expenses. The Company bases its allowance on periodic assessments of its customers’ liquidity and financial condition through analysis of information obtained from credit rating agencies, financial statement review and historical and current collection trends, as well as on specific balances where collectability may be uncertain.  Though the allowance for doubtful accounts at each balance sheet date represents the Company’s best estimate at that point in time, an increase to the allowance for doubtful accounts may be required in the future based on updated estimates of customers' ability or willingness to pay, or may be reduced if previously reserved balances are ultimately collected.

In 2017, the Company entered into an agreement with a customer in India to supply product for a state sponsored broadband project.  The Company completed its performance obligations under the agreement in 2018, and all amounts due were billed under the terms of the arrangement by December 31, 2020. Since 2017, the Company billed the customer approximately $59.0 million and collected payments of approximately $41.7 million, leaving a balance of approximately $17.3 million as of December 31, 2020, that is substantially beyond the payment terms.

The Company is actively working with the customer and representatives in India to arrange payment of the remaining balance. Management expects to collect the net remaining balance outstanding of this receivable. In the event that the Company’s efforts to work with the customer and representatives in India prove unsuccessful, management may seek payment through other remedies in the agreement. As of December 31, 2020, the Company recorded an allowance for doubtful accounts of $3.1 million for this receivable.  Management will continue to evaluate the collectability of this receivable as more information becomes available. If the Company’s efforts to collect the outstanding balance under the terms of the agreement are not successful, the Company may recognize an additional allowance for all, or substantially all, of the remaining $14.2 million balance in a future period.

Activity under the Company’s allowance for doubtful accounts is comprised as follows (in thousands):

	December 31,
	2020	2019
Balance at beginning of year	$393	$328
Charged to expense	3,833	155
Utilization/write offs/exchange rate differences	(272)	(90)
Balance at end of year	$3,954	$393

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

Activity under the Company’s allowance for sales returns is comprised as follows (in thousands):

	December 31,
	2020	2019
Balance at beginning of year	$343	$706
Charged to revenue	1,301	370
Utilization/write offs/exchange rate differences	(1,254)	(733)
Balance at end of year	$390	$343

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

(j) Foreign Currency Translation

For operations outside the United States, the Company translates assets and liabilities of foreign subsidiaries, whose functional currency is the applicable local currency, at end of period exchange rates. Revenues and expenses are translated at periodic average rates. The adjustment resulting from translating the financial statements of such foreign subsidiaries, is included in accumulated other comprehensive income (loss,) which is reflected as a separate component of stockholders’ equity. Realized and unrealized gains and losses on foreign currency transactions are included in other income (expense) in the accompanying consolidated statements of comprehensive income (loss). Our primary exposure to foreign currency exchange rate movements is with our Korea subsidiary, that has a Korean Won functional currency, our Japan subsidiary, that has a Japanese Yen functional currency, and our Germany subsidiary, that has a Euro functional currency.

(k) Comprehensive Income (Loss)

There have been no items reclassified out of accumulated other comprehensive income (loss) and into net income (loss). The Company’s other comprehensive income (loss) for the years ended December 31, 2020 and 2019 is comprised of foreign currency translation gains and losses and actuarial gains and losses from the Company’s pension liabilities.

(l) Property, Plant and Equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation, and are depreciated using the straight-line method over the estimated useful life of each asset. The useful life of each asset category is as follows:

Asset Category	Useful Life
Furniture and fixtures	3 to 4 years
Machinery and equipment	2 to 10 years
Computers and software	3 to 5 years
Leasehold improvements	Shorter of remaining lease term or estimated useful lives

Upon retirement or sale, the cost and related accumulated depreciation of the asset are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses.

(m) Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Factors the Company considers important which could trigger an impairment review, include, but are not limited to, significant changes in the manner of use the assets, significant changes in the strategy for the Company's overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future net undiscounted cash flows, an impairment expense is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. If this assessment indicates that the cost of an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

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

(n) Goodwill and Other Intangible Assets

Goodwill and other acquisition-related intangible assets not subject to amortization are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The quantitative goodwill impairment test is a two-step process with step one requiring the comparison of the reporting unit's estimated fair value with the carrying amount of its net assets. If necessary, step two of the impairment test determines the amount of goodwill impairment to be recorded when the reporting unit's recorded net assets exceed its fair value.

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

The Company amortizes the values of the stock-based compensation to expense using the straight-line method. The value of the award is recognized as expense over the requisite service periods in the Company’s consolidated statements of comprehensive income (loss). The Company accounts for forfeitures as they occur.

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

The Company does not recognize a tax benefit unless it concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in the Company’s judgment, is greater than 50 percent likely to be realized. The Company records interest and penalties related to uncertain tax positions in interest expense and in general and administrative expense, respectively.

(r) Net Income (Loss) per Share Attributable to DZS Inc.

Basic net income (loss) per share attributable to DZS Inc. is computed by dividing the net income (loss) attributable to DZS Inc. for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share attributable to DZS Inc. gives effect to common stock equivalents; however, potential common equivalent shares are excluded if their effect is antidilutive. Potential common stock equivalent shares are composed of restricted stock units, unvested restricted shares and incremental shares of common stock issuable upon the exercise of stock options.

(s) Research and Development Cost

Costs related to research and development, which primarily consists of labor and benefits, supplies, facilities, consulting, and outside service fees, are expensed as incurred.

(t) Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments (if any) with original maturities of less than three months.

(u) Leases

The Company determines if an arrangement is a lease at inception. The Company’s lease agreements generally contain lease and non-lease components. Payments under the Company’s lease arrangements are primarily fixed. Non-lease components primarily include payments for maintenance and utilities. The Company combines fixed payments for non-lease components with lease payments and account for them together as a single lease component which increases the amount of its lease assets and liabilities.

Lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate, because the interest rate implicit in our leases is not readily determinable. The Company’s incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments. The Company’s lease terms include periods under options to extend the lease when it is reasonably certain that we will exercise that option.

(v) Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04 (Topic 848), Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. The standard was effective upon issuance and may generally be applied through December 31, 2022, to any new or amended contracts, hedging relationships, and other transactions that reference LIBOR. The Company is currently evaluating the impact of the transition and disclosure requirements of the standard on its consolidated financial statements.

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

(2) Business Combinations

Keymile Acquisition

On January 3, 2019, ZTI Merger Subsidiary III Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“ZTI”), acquired all of the outstanding shares of Keymile GmbH, now DZS GmbH (“Keymile” or “DZS GmbH”), a limited liability company organized under the laws of Germany, from Riverside KM Beteiligung GmbH (“Riverside”), a limited liability company organized under the laws of Germany, pursuant to a share purchase agreement (the “Keymile Acquisition”).

DZS GmbH is a leading solution provider and manufacturer of telecommunication systems for broadband access.  The Company believes DZS GmbH strengthens its portfolio of broadband access solutions, which now includes a series of multi-service access platforms for FTTx network architectures, including ultra-fast broadband copper access based on VDSL/Vectoring and G. Fast technology.

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

The following financial instruments were not measured at fair value on the Company’s consolidated balance sheets as of December 31, 2020 and 2019, but require disclosure of their fair values: cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and debt.  The carrying values of financial instruments such as cash and cash equivalents, restricted cash, accounts and other receivables and accounts payable approximate their fair values based on their short-term nature. The carrying value of the Company's debt approximates their fair values based on the current rates available to the Company for debt of similar terms and maturities.

(4) Cash and Cash Equivalents and Restricted Cash

As of December 31, 2020 and 2019, the Company's cash and cash equivalents consisted of financial deposits.  Cash and cash equivalents held within the U.S. are held at FDIC insured depository institutions. Cash and cash equivalents held outside the U.S. totaled $32.2 million and $15.6 million as of December 31, 2020 and December 31, 2019, respectively. Restricted cash consisted primarily of cash restricted for performance bonds, warranty bonds and collateral for borrowings.  Long term restricted cash was $0.2 million as of December 31, 2020 and December 31, 2019 and is included in other assets on the consolidated balance sheets.

(5) Balance Sheet Detail

Balance sheet detail as of December 31, 2020 and 2019 is as follows (in thousands):

Inventories

	As of December 31,
	2020	2019
Inventories:
Raw materials	$16,962	$15,774
Work in process	1,486	1,458
Finished goods	21,124	18,207
	$39,572	$35,439

Inventories provided as collateral for borrowings from Export-Import Bank of Korea amounted to $9.6 million and $6.7 million as of December 31, 2020 and 2019, respectively.

Property, plant and equipment

	As of December 31,
	2020	2019
Property, plant and equipment, net:
Furniture and fixtures	$10,686	$10,803
Machinery and equipment	5,039	2,550
Leasehold improvements	4,633	4,267
Computers and software	1,883	1,849
Other	716	801
	22,957	20,270
Less: accumulated depreciation and amortization	(15,445)	(13,130)
Less: government grants	(366)	(371)
	$7,146	$6,769

Depreciation expense associated with property, plant and equipment was $2.2 million and $2.0 million for the years ended December 31, 2020 and 2019, respectively. Other property, plant and equipment represents land and buildings held and used.

 Accrued and other liabilities

	As of December 31,
	2020	2019
Accrued and other liabilities:
Accrued warranty	$1,522	$1,611
Accrued compensation	5,692	1,618
Accrued taxes payable	4,736	2,887
Other accrued expenses	4,757	6,848
	$16,707	$12,964

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. The Company's standard warranty period is one year from the date of shipment with the ability for customers to purchase an extended warranty of up to five years from the date of shipment. The following table summarizes the activity related to the product warranty liability:

	December 31,
	2020	2019
Balance at beginning of the year	$1,611	$1,319
Warranty liability assumed from Keymile acquisition	-	230
Charged to cost of revenue	1,072	967
Claims and settlements	(1,189)	(903)
Foreign exchange impact	28	(2)
Balance at end of the year	$1,522	$1,611

Contract Asset

The balance of contract assets, current at December 31, 2020 was $6.2 million, which decreased from $16.7 million as of December 31, 2019. The decrease in contract assets by $10.5 million was primarily due to invoicing that occurred in 2020 from unbilled balances reflected as contracts assets as of December 31, 2019.

Contract Cost

The balance of contract cost deferred at December 31, 2020 and 2019 was $0.5 million and $0.1 million, respectively. During the year ended December 31, 2020, the Company recorded $0.1 million in amortization related to contract cost deferred as of December 31, 2019.

Contract Liability

The balance of contract liabilities, current at December 31, 2020 was $4.4 million, comprising of products and services contract liability of $3.1 million and extended warranty contract liability of $1.3 million. The balance of contract liabilities, current at December 31, 2019 was $3.6 million.

The balance of contract liabilities, long-term at December 31, 2020 was $2.5 million, comprising of products and services contract liability of $0.8 million and extended warranty contract liability of $1.7 million. The balance of contract liabilities, long-term at December 31, 2019 was $3.2 million.

During the year ended December 31, 2020, the Company recorded $3.3 million in net revenue related to contract liabilities as of December 31, 2019.

Accrued Restructuring Costs

The Company established a restructuring plan in September 2019 to further align its business resources based on an analysis of the current business conditions. The Company incurred restructuring and other charges of approximately $4.9 million for the year ended December 31, 2019, consisting primarily of severance and other termination related benefits of $3.9 million, and an impairment charge of $1.0 million related to a right-of-use asset from an operating lease. The following table summarizes the activity related to the accrued restructuring costs (in thousands):

Severance and Related Benefits
Balance as of December 31, 2018	$—
Restructuring charges for the year	3,930
Cash payments	(3,930)
Balance as of December 31, 2019	$—

(6) Goodwill and Intangible Assets

Goodwill as of December 31, 2020 and 2019 was as follows (in thousands):

	December 31,
	2020	2019
Balance at beginning of the year	$3,977	$3,977
Goodwill from Keymile acquisition	—	1,003
Less: Accumulated impairment	—	(1,003)
Balance at end of the year	$3,977	$3,977

The Company recognized no impairment loss for goodwill for the year ended December 31, 2020.  During 2019, the Company recorded goodwill of $1.0 million related to the acquisition of Keymile. In performing the 2019 annual impairment evaluation, utilizing a present value cash flow model to determine the fair value of the reporting unit, the Company determined that the goodwill related to Keymile was impaired, due to the financial performance of the reporting unit. The Company recognized an impairment loss of $1.0 million on goodwill for the year ended December 31, 2019. The accumulated impairment of goodwill was $1.0 million as of December 31, 2020 and 2019, respectively.

Intangible assets as of December 31, 2020 and 2019 were as follows (in thousands):

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$3,060	$(2,652)	$408
Customer relationships	5,240	(2,271)	2,969
Total intangible assets, net	$8,300	$(4,923)	$3,377

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$7,994	$(3,027)	$4,967
Customer relationships	8,795	(2,458)	6,337
Trade name	1,346	(269)	1,077
Total intangible assets, net	$18,135	$(5,754)	$12,381

The Company performed an impairment evaluation, following a triggering event for potential impairment, utilizing a present value cash flow model to determine the fair value of the intangible assets, the Company determined that the intangible assets related to DZS GmbH were impaired, due to the financial performance of the reporting unit and loss of a significant customer. The Company recorded impairment expense of $6.5 million for DZS GmbH intangible assets during the year ended December 31, 2020. The impairment expense was comprised of $3.3 million for developed technology, $2.3 million for customer relationships, and $0.9 million for trade names, respectively. During 2019, the Company recorded $5.0 million, $3.6 million and $1.4 million in developed technology, customer relationships and trade names, respectively, related to the acquisition of Keymile. Refer to Note 2 Business Combinations, for further detail.

	December 31,
	2020	2019
Balance at beginning of the year	$12,381	$5,649
Intangible assets from Keymile acquisition	—	10,047
Less: Impairment of Keymile acquisition intangible assets	(6,472)	—
Less: Amortization expense	(2,959)	(3,103)
Foreign exchange impact	427	(212)
Balance at end of the year	$3,377	$12,381

Amortization expense associated with intangible assets for the years ended December 31, 2020 and 2019 amounted to $3.0 million, and $3.1 million, respectively.  As of December 31, 2020, expected future amortization expense for the years indicated was as follows (in thousands):

Period	Expected Amortization Expense
2021	$932
2022	524
2023	524
2024	524
2025	524
Thereafter	349
Total	$3,377

(7) Debt

The following tables summarize the Company’s debt (in thousands):

	As of December 31, 2020
	Short-term	Long-term	Total
Bank and Trade Facilities - Foreign Operations	13,787	—	13,787
Related party	—	29,766	29,766
	13,787	29,766	43,553
Less: unamortized deferred financing costs on the March 2020 DNI Loan	—	(12)	(12)
	$13,787	$29,754	$43,541

	As of December 31, 2019
	Short-term	Long-term	Total
PNC Credit Facilities	$2,500	$10,625	$13,125
Bank and Trade Facilities - Foreign Operations	15,779	—	15,779
Related party	—	9,096	9,096
	18,279	19,721	38,000
Less: unamortized deferred financing costs on the PNC Bank Facility	(795)	(688)	(1,483)
	$17,484	$19,033	$36,517

Deferred financing costs are amortized over the term of the debt on the effective interest rate method.

The future principal maturities of our debt for each of the next five years are as follows (in thousands):

Year ended December 31,
2021	$13,787
2022	29,766
2023	—
2024	—
2025	—
Thereafter	—
Total	$43,553

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

As of December 31, 2020 and 2019, the Company had an aggregate outstanding balance of $13.8 million and $15.8 million, respectively, under such financing arrangements. The weighted average borrowing rate as of December 31, 2020 and 2019, were 1.8% and 2.7%, respectively. The maturity date and interest rates per annum applicable to outstanding borrowings under these financing arrangements were as listed in the tables below (amounts in thousands).

		As of December 31, 2020
		Maturity Date	Denomination	Interest rate (%)	Amount
The Export-Import Bank of Korea	Export development loan	5/24/2021	KRW	1.99	7,353
Korea Development Bank	General loan	8/10/2021	KRW	2.28	4,596
LGUPlus	General loan	6/17/2021	KRW	0.00	1,838
					$13,787

		As of December 31, 2019
		Maturity Date	Denomination	Interest rate (%)	Amount
NongHyup Bank	Credit facility	09/30/2020	USD	3.50 ~ 4.50	$2,091
The Export-Import Bank of Korea	Export development loan	07/01/2020	KRW	2.75	5,182
Korea Development Bank	General loan	08/08/2020	KRW	3.00	4,319
Korea Development Bank	Credit facility	08/07/2020	USD	3.00 ~ 3.15	2,460
LGUPlus	General loan	06/17/2020	KRW	0.00	1,727
					$15,779

As of December 31, 2020 and 2019, the Company had $19.0 million of borrowing capacity under credit facilities with certain foreign banks and had no outstanding borrowings under these credit facilities as of December 31, 2020 compared to $4.6 million outstanding as of December 31, 2019.As of December 31, 2020, no amounts were committed as security for letters of credit under the Company's credit facilities with certain foreign banks compared to $0.8 million as of December 31, 2019. As of December 31, 2020 and December 31, 2019, the Company had $19.0 million and $14.4 million, respectively, available under its credit facilities.

On June 1, 2020, DZS Japan entered into an assignment agreement with JECC Corporation to factor JPY 1,258,822,828 (approximately $11.7 million USD) of accounts receivables from Softbank. JECC assessed a discount equivalent to JPY 5,964,328 (approximately $0.05 million USD) or approximately 0.474% of the amount factored, with a stated factoring rate of 1.575% based on the days remaining from factoring to expected receivable collection. DZS Japan received JPY 1,252,858,500 (approximately $11.65 million USD) on June 19, 2020. We concluded that the factoring agreement did not meet the requirements of ASC 860-10-40-5, to be accounted for as a sale. Therefore, the arrangement was accounted for as a secured borrowing. There was no remaining balance outstanding as of December 31, 2020.

Related Party Debt

In February 2016, DNS California borrowed $1.8 million from DNI for capital investment with an interest rate of 4.6% per annum, payable annually. This loan was due to mature in March 2018 with an option of renewal by mutual agreement, and bore interest at a rate of 4.6% per annum, payable annually.  Effective January 31, 2018, the Company amended the terms of this loan to extend the repayment date from March 2018 to July 2019 and maintain an interest rate of 4.6%. On February 27, 2019, in connection with the entry into the PNC Credit Facilities, the Company amended the terms of this loan to extend the repayment date until May 27, 2022. As of December 31, 2020 and 2019, $1.8 million was outstanding.

In September 2016, the Company entered into a loan agreement with DNI for a $5.0 million unsecured subordinated term loan facility. The interest rate under this facility was 4.6% per annum. In February 2019, the entire outstanding balance on this term loan was repaid with some of the proceeds of the PNC Credit Facilities.

In March 2018, DNS Korea borrowed KRW 6.5 billion ($5.8 million USD) from DNI of which KRW 5.0 billion ($4.5 million USD) was repaid on August 8, 2018. The loan bears interest at a rate of 4.6%, and is secured by certain accounts receivable of DNS Korea. In February 2019, in connection with the entry into the PNC Credit Facilities, the Company amended the terms of this loan to extend the repayment date until May 27, 2022.  As of December 31, 2020 and 2019, KRW 1.5 billion ($1.4 million USD) and KRW 1.5 billion ($1.3 million) was outstanding, respectively.

In December 2018, the Company entered into a Loan Agreement with DNI for a $6.0 million term loan with an interest rate of 4.6% per annum.  On February 27, 2019, the Company amended the terms of the term loan to extend the repayment date until May 27, 2022. As of December 31, 2020 and 2019, $6.0 million was outstanding.

The modifications resulting from the amendments described in the four preceding paragraphs were limited to the extension of the maturity dates and removal of the collateral on the outstanding term loans with DNI. There were no fees paid to DNI or external costs otherwise incurred in connection with these modifications.

On March 5, 2020, DNS Korea, the Company’s wholly-owned, indirect subsidiary entered into a Loan Agreement with DNI (the “March 2020 DNI Loan”). The March 2020 DNI Loan was negotiated and approved on behalf of the Company and its subsidiaries by a special committee of the Board of Directors of the Company (the “Special Committee”) consisting of directors determined to be independent from DNI. The March 2020 DNI Loan consists of a term loan in the amount of KRW 22.4 billion ($18.5 million USD), with interest payable semi-annually at an annual rate of 4.6% and maturing on March 11, 2022.  No principal payments are due on the March 2020 DNI Loan until the maturity date, but DNS Korea may prepay the loan, or a portion thereof, without penalty. As of December 31, 2020, KRW 22.4 billion ($20.6 million USD) was outstanding.

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

For the year ended December 31, 2020 and 2019, interest expense on these related party borrowings was $1.0 million and $0.4 million, respectively. As of December 31, 2020, the Company had $29.8 million in outstanding borrowings from DNI, which consisted of the March 2020 DNI Loan of KRW 22.4 billion ($20.6 million USD), the December 2018 DNI unsecured subordinated term loan facility of $6.0 million, the February 2016 DNI capital investment of $1.8 million, and the March 2018 DNI secured loan of KRW 1.5 billion ($1.4 million).

In February 2021, the Company paid off the entire outstanding balance of debt with related parties with proceeds of its issuance of shares of its common stock during January 2021. See Note 17 to the consolidated financial statements for additional information.

PNC Credit Facilities

In February 2019, the Company and ZTI (collectively, the “Borrowers”), and certain direct and indirect subsidiaries of the Borrowers, as guarantors, entered into a Revolving Credit, Term Loan, Guaranty and Security Agreement (the “Domestic Credit Agreement”) and an Export-Import Revolving Credit, Guaranty and Security Agreement (the “Ex-Im Credit Agreement,” and together with the Domestic Credit Agreement, the “Credit Agreements”), in each case with PNC Bank, National Association (“PNC”) and Citibank, N.A. as lenders, and PNC as agent for the lenders (the “PNC Credit Facilities”), which replaced the Company’s former senior secured credit facilities with Wells Fargo Bank (the “Former WFB Facility”). Such transactions and the agreements referenced above are referred to as the “PNC Credit Facilities.”

The PNC Credit Facilities provided for a $25 million term loan and a $15 million revolving line of credit (including sub-facilities for Ex-Im transactions, letters of credit and swing loans) with a $10 million incremental increase option. The amount the Company was able to borrow on the revolving line of credit at any time was based on eligible accounts receivable and other conditions, less certain reserves. Borrowings under the PNC Credit Facilities bore interest at a floating rate equal to either the PNC prime rate or the LIBOR rate for the applicable period, plus a margin that was based on the type of advance.

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

In July 2019, $4.4 million in outstanding borrowings under the revolving line of credit (which represented all outstanding borrowings under the revolving line of credit) was repaid in full and in March 2020, the Company paid the outstanding term loan borrowings in full and terminated the PNC Credit Facilities. In association with this debt repayment, the Company recorded a loss on extinguishment of debt of $1.4 million during the year ended December 31, 2020.

Former WFB Facility

In July 2018, the Company entered into the Amended and Restated Domestic Credit Agreement and the Amended and Restated Ex-Im Credit Agreement with Wells Fargo. The Company had a $25.0 million revolving line of credit facility (including up to $5.0 million in letters of credit) under the Former WFB Facility. The amounts borrowed under the Former WFB Facility bore interest, payable monthly, at a floating rate equal to the three-month LIBOR plus a margin based on the Company's average excess availability as calculated under the Former WFB Facility.

In February 2019, the Company repaid $1.5 million outstanding borrowings under the revolving line of credit plus accrued interest and fees and cash collateralized $3.6 million in outstanding letters of credit under the Former WFB Facility with some of the proceeds of the PNC Credit Facilities and terminated the Former WFB Facility.

Working Capital Loan

On October 1, 2018, as a condition for the Keymile Acquisition, Riverside, the former stockholder of Keymile, extended a €4.0 million ($4.4 million) working capital loan to Keymile.  The working capital loan bore interest at a rate of 3.5% per annum and was repaid during 2019.

(8) Stockholders’ Equity

Changes in Accumulated Other Comprehensive Income (Loss)

The table below summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax (in thousands):

	December 31,
	2020	2019
Beginning accumulated other comprehensive income	$(3,939)	$(192)
Actuarial loss for pension plan	(981)	(1,793)
Foreign currency translation adjustments, net	2,796	(1,939)
Non-controlling interest	-	(15)
Ending accumulated other comprehensive income	$(2,124)	$(3,939)

Foreign currency translation adjustments are presented net of tax of $0.7 million and $0.5 million, for the years ended December 31, 2020 and 2019, respectively.

Stock-based Compensation

As of December 31, 2020, the Company has one stock-based compensation plan related to equity compensation (including equity compensation in the form of stock options, restricted stock and restricted stock units) and one plan related to employee stock purchases.

The following table summarizes stock-based compensation expense (in thousands):

	Years ended December 31,
	2020	2019
Cost of revenue	$86	$41
Research and product development	395	267
Selling, marketing, general and administrative	4,132	3,200
	$4,613	$3,508

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

The maximum number of shares of the Company’s common stock which may be granted under the 2017 Plan is the sum of (i) 600,000 shares, plus (ii) any shares subject to awards granted under the prior plan to the extent such shares become available for issuance under the 2017 Plan pursuant to its terms, plus (iii) any shares subject to an annual increase on each January 1 during the 10 year term of the 2017 Plan equal to the lesser of (x) 4% of the total shares of the Company’s common stock outstanding (on an as-converted basis) and (y) such smaller amount as may be determined by the Board of Directors in its sole discretion. The annual increase on January 1, 2020 was 856,769 shares. In addition, the following annual limitations apply: (i) the maximum aggregate number of shares of the Company’s common stock that may be subject to awards granted to any one participant during a calendar year is 4,000,000 shares; and (ii) the maximum aggregate amount of cash that may be paid to any one participant during any calendar year with respect to awards initially payable in cash is $10 million. The number of shares of the Company’s common stock that may be issued or transferred pursuant to awards granted under the 2017 Plan shall not exceed an aggregate of 8,000,000 shares.

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

Stock Options

The weighted average assumptions used to value option grants for the year ended December 31, 2020 and 2019 are as follows:

	Years ended December 31,
	2020	2019
Expected term (years)	6.2	5.9
Volatility	60.5%	65.7%
Risk free interest rate	0.4%	2.0%

The weighted average grant date fair value of options granted during the years ended December 31, 2020 and 2019 were $5.40 and $7.22, respectively.

The following table sets forth the summary of option activity under the stock option program for the year ended December 31, 2020 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	2,012	$8.47
Granted	1,112	9.77
Canceled/Forfeited	(258)	10.32
Expired	(133)	9.91
Exercised	(400)	7.47
Outstanding as of December 31, 2020	2,333	8.97	7.30	$15,158
Vested and exercisable at December 31, 2020	864	$7.68	3.96	$6,736

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price as of December 31, 2020 of $15.47 per share which would have been received by the option holders had the option holders exercised their options as of that date.

The aggregate intrinsic value of awards exercised during the years ended December 31, 2020 and 2019 were $1.9 million and $0.2 million, respectively.

As of December 31, 2020, there was $11.8 million of unrecognized compensation costs which are recognized over a weighted average period of three years.

The following table sets forth the summary of option activity under the stock option program for the year ended December 31, 2019 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	1,744	$8.00
Granted	470	10.36
Canceled/Forfeited	(128)	9.83
Expired	(39)	8.32
Exercised	(35)	6.22
Outstanding as of December 31, 2019	2,012	8.47	7.36	$2,418
Vested and exercisable at December 31, 2019	946	$7.47	5.74	$1,684

Restricted Stock Units

The following table sets forth the summary of restricted stock unit awards activity under the stock award program for the year ended December 31, 2020 (in thousands, except per share data):

	RSU Outstanding	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2019	11	$10.05
Granted	472	10.49
Canceled/Forfeited	(10)	10.63
Vested	(57)	9.26
Non-vested as of December 31, 2020	416	10.65

The following table sets forth the summary of restricted stock unit awards activity under the stock award program for the year ended December 31, 2019 (in thousands, except per share data):

	RSU Outstanding	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2018	4	$7.50
Granted	40	12.77
Vested	(33)	13.11
Non-vested as of December 31, 2019	11	10.05

Total grant-date fair value of awards granted during the years ended December 31, 2020 and 2019 was $4.9 million and $0.5 million, respectively. Total fair value of awards vested during the years ended December 31, 2020 and 2019 was $0.5 million and $0.4 million, respectively.

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

The weighted average assumptions used to value the ESPP shares for the year ended December 31, 2020 included an expected term of 0.5 years, volatility of 85.3% and a risk free interest rate of 0.5%. The Company recorded $0.3 million and $0.1 million of expense related to the ESPP for the year ended December 31, 2020 and 2019, respectively.

(9) Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years ended December 31,
	2020	2019
Numerator:
Net income (loss) attributable to DZS Inc.	$(23,082)	(13,457)
Denominator:
Weighted average number of shares outstanding:
Basic	21,588	19,403
Effect of dilutive securities:
Stock options, restricted stock units and share awards	—	—
Diluted	21,588	19,403
Net income (loss) per share attributable to DZS Inc.:
Basic	$(1.07)	$(0.69)
Diluted	$(1.07)	$(0.69)

The following tables set forth potential common stock that is not included in the diluted net income (loss) per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands):

	2020	2019
Outstanding stock options	2,333	2,012
Unvested restricted stock units	416	11

As of December 31, 2020 and 2019, no shares of issued common stock were subject to repurchase.

(10) Income Taxes

The geographical breakdown of income (loss) before income taxes is as follows (in thousands):

	Years ended December 31,
	2020	2019
Loss before income taxes - Domestic	$(19,276)	$(11,069)
Income (loss) before income taxes - Foreign	(305)	1,391
Income (loss) before income taxes	$(19,581)	$(9,678)

The following is a summary of the components of income tax expense applicable to income (loss) before income taxes (in thousands):

	Years ended December 31,
	2020	2019
Current:
Federal	$-	$-
State	28	16
Foreign	3,256	2,439
Total current tax provision	$3,284	$2,455
Deferred:
Federal	$-	$-
State	-	-
Foreign	217	1,130
Total deferred tax provision (benefit)	$217	$1,130
Total tax provision (benefit)	$3,501	$3,585

A reconciliation of the expected tax provision (benefit) to the actual tax provision (benefit) is as follows (in thousands):

	Years ended December 31,
	2020	2019
Expected tax provision (benefit) at statutory rate	$(4,112)	$(2,032)
State taxes, net of Federal effect	22	13
State change in deferreds	(325)	1,927
Foreign taxes	3,472	3,569
Foreign rate differential	(65)	(818)
Valuation allowance	2,550	557
Permanent differences	1,950	544
Tax credit carryforwards	(202)	(212)
Miscellaneous	211	37
Total tax provision	$3,501	$3,585

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss, capital loss, and tax credit carryforwards	$24,071	$23,195
Fixed assets and intangible assets	2,689	1,057
Inventory and other reserves	1,554	1,368
Operating lease liability	1,725	1,684
Other (mainly accrued expenses)	4,792	2,552
Gross deferred tax assets	34,831	29,856
Less valuation allowance	(31,994)	(26,827)
Deferred tax liabilities:
Operating lease right-of-use-asset	(1,432)	(1,407)
Gross deferred tax liabilities	(1,432)	(1,407)
Total net deferred tax assets	$1,405	$1,622

For the years ended December 31, 2020 and 2019, the net changes in the valuation allowance were an increase of $5.2 million, and an increase of $11.5 million, respectively. The increase during the current year is mainly due to the increase of U.S. net deferred tax assets. The Company maintains a valuation allowance on its U.S. and Germany net deferred tax assets since it is more likely than not that the net deferred tax assets will not be realized due to the lack of previously paid taxes and anticipated taxable income.

As of December 31, 2020, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $41.1 million and $30.4 million, respectively. The federal losses begin to expire in various years beginning in 2030. The state losses begin to expire in various years beginning in 2021. The federal net operating loss carryforward includes $15.7 million that has an indefinite carryforward period. As of December 31, 2020, the Company had net operating losses for German tax purposes of approximately $11.0 million, which do not expire and are carried forward indefinitely.

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

As of December 31, 2020, the Company had research credit carryforwards of approximately $1.5 million and $2.0 million for federal and state purposes, respectively. If not utilized, the federal carryforwards will expire beginning in 2036. The California credit carryforwards do not expire and the Georgia credit carryforwards will expire beginning in 2026.

The Company does not intend to distribute the earnings from its foreign subsidiaries and has not recorded any deferred taxes related to such amounts. The Company considers the remaining excess of the amount for financial reporting over the tax basis of our investments in our foreign subsidiaries to be indefinitely reinvested and the determination of any deferred tax liability on this amount is not practicable.

The Company is required to inventory, evaluate, and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only be partially sustained, upon examination by the relevant taxing authorities. At December 31, 2020, the Company had gross unrecognized tax benefits of $1.3 million, none of which if recognized, would reduce the effective tax rate in a future period, due to the Company's full valuation allowance on U.S. net deferred tax assets.

A reconciliation of the beginning and ending unrecognized tax benefit amounts for 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019
Balance at beginning of the year	$1,036	$807
Increases related to current year tax positions	219	229
Balance at end of the year	$1,255	$1,036

It is the Company's policy to account for interest and penalties related to uncertain tax positions as interest expense and general administrative expense, respectively in the consolidated statements of comprehensive income (loss).

The Company did not record any interest or penalty (benefit) provision during the years ended December 31, 2020 and 2019.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

Federal	2017 - 2020
California and Canada	2016 - 2020
Brazil	2015 - 2020
Germany	2016 - 2020
Japan	2015 - 2020
Korea	2018 - 2020
United Kingdom	2017 - 2020
Vietnam	2018 - 2020

However, due to the fact the Company had net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years. The Company is not currently under examination for income taxes in any material jurisdiction.

(11) Non-Controlling Interests

Non-controlling interests were as follows (in thousands):

December 31,
2019
Beginning non-controlling interests	$615
Net income attributable to non-controlling interest	194
Foreign currency translation adjustments (Other comprehensive income)	15
Purchase of non-controlling interest in DNS Japan	(824)
Ending non-controlling interests	$—

Acquisition of the Non-Controlling Interest in DNS Japan

On July 31, 2019, the Company acquired the remaining 30.94% non-controlling interest of DNS Japan, and DNS Japan (now DZS Japan, Inc.) became a wholly owned subsidiary of the Company. The Company acquired the remaining interest in DNS Japan for total cash consideration of $1.0 million, consisting entirely of payments to the former shareholder (Handysoft). This transaction resulted in a decrease to additional paid-in capital of $0.1 million, a decrease to non-controlling interest of $0.8 million, and a total impact of $1.0 million in the consolidated statements of stockholders' equity and non-controlling interest.

(12) Related Party Transactions

Related Party Debt

As of December 31, 2020 and 2019, the Company had $29.8 million and $9.1 million, respectively, outstanding from related party borrowings from DNI.

See Note 7 Debt – Related Party Debt for further information about the Company’s related party debt.

Other Related Party Transactions

Sales and Purchases to and from Related Parties

Sales and purchases, cost of revenue, research and product development, selling, marketing, general and administrative and other income and expenses to and from related parties for the years ended December 31, 2020 and 2019 were as follows (in thousands):

		For the year ended December 31, 2020
Counterparty	DNI direct ownership interest	Sales	Cost of revenue	Manufacturing** (Cost of revenue)	Research and product development	Selling, marketing, general and administrative	Interest expense	Other Expenses
DNI	N/A	$4,362	$3,608	$—	$—	$2,767	$1,047	$355
DASAN Invest*	N/A	—	—	22	100	42	—	—
		$4,362	$3,608	$22	$100	$2,809	$1,047	$355

* Dasan Invest holds 19.79% of DNI’s shares

		For the year ended December 31, 2019
Counterparty	DNI direct ownership interest	Sales	Cost of revenue	Manufacturing** (Cost of revenue)	Research and product development	Selling, marketing, general and administrative	Interest expense	Other Expenses
DNI	N/A	$2,471	$1,825	—	—	$3,768	$459	$341
Tomato Soft Ltd.	100%	—	—	117	—	—	—	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	526	—	—	—
CHASAN Networks Co., Ltd.	100%	—	—	1,103	71	—	—	—
J-Mobile Corporation	91.50%	42	81	—	—	—	—	—
		$2,513	$1,906	$1,220	$597	$3,768	$459	$341

**Manufacturing costs represent product purchases from and manufacturing activities performed by related parties, and are included in Cost of revenue on the consolidated statements of comprehensive (loss) income.

The Company has entered into sales agreements with DNI and certain of its subsidiaries.  Sales and cost of revenue to DNI and J-Mobile represent finished goods produced by the Company that are sold to these related parties who sell the Company's products in Korea, France, India and Taiwan, respectively.

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

Prior to the Merger, DNS California, then a wholly owned subsidiary of DNI, shared human resources, treasury and other administrative support with DNI.  As such, the Company entered into certain service sharing agreements with DNI and certain of its subsidiaries shared administrative services.

DNS Korea entered into two separate sublease agreements with DNI.  In April 2018, DNS Korea entered into a lease agreement for approximately 73,000 square feet of office space in Pangyo, Korea.  The office lease has a term of 7 years and expired in June 2025.  In July 2017, the Company entered into a lease agreement for approximately 155,800 square feet of warehouse space in Janghowon, Korea.  The warehouse lease has a term of 10 years and expires in June 2027.  Operating lease cost related to these leases totaled $1.7 million and $1.8 million, for year ended December 31, 2020 and 2019, respectively.  As of December 31, 2020, the right of use asset and operating lease liability related to these leases were $8.6 million and $8.6 million, respectively.  As of December 31, 2019, the right of use asset and operating lease liability related to these leases were $9.5 million and $9.5 million, respectively.  As of December 31, 2020 and 2019, the discount rate on these leases were 4.0% and 4.0%, respectively.

The Company has entered into an agreement with Dasan Invest to provide IT services for the Company.

The Company has entered into an agreement with Tomato Soft Ltd., a wholly owned subsidiary of DNI, to provide manufacturing services for the Company. Tomato Soft Ltd. ceased being a related party during 2020.

The Company has entered into an agreement with Tomato Soft (Xi'an) Ltd. to provide research and development services for the Company. Under the agreement with Tomato Soft (Xi'an) Ltd., the Company is charged an expected annual fee of $0.7 million for the development of certain deliverables. Tomato Soft (Xi’an) Ltd. ceased being a related party during 2020.

The Company has entered into an agreement with CHASAN Networks Co., Ltd. to provide manufacturing and research and development services for the Company.  Under the agreement with CHASAN Networks., Ltd., the Company is charged a cost plus 7% fee for the manufacturing and development of certain deliverables.

Interest expenses represent interest expenses to DNI for the related party debt.  Refer to Note 7 Debt for more details about the related party debt.

Other expenses to related parties represent expenses to DNI for its payment guarantees relating to the Company's borrowings.  The Company pays DNI a guarantee fee which is calculated as 0.9% of the guaranteed amount.  Refer to Note 14 Commitments and Contingencies for more details about obligations guaranteed by DNI.

Balances of Receivables and Payables with Related Parties

Balances of receivables and payables arising from sales and purchases of goods and services with related parties as of December 31, 2020 and 2019 were as follows (in thousands):

		As of December 31, 2020
Counterparty	DNI Ownership Interest	Account Receivables	Other receivables	Deposits for lease**	Loans payable	Accounts payable	Accrued and other liabilities
DNI	N/A	$2,278	$247	$755	$29,754	$1,552	$—
Dasan Invest*		—	—	—	—	32	—
		$2,278	$247	$755	$29,754	$1,584	$—

* Dasan Invest holds 19.79% of DNI’s shares

		As of December 31, 2019
Counterparty	DNI Ownership Interest	Account Receivables	Other receivables	Deposits for lease**	Loan Payable	Accounts payable	Accrued and other liabilities
DNI	N/A	—	$32	$709	$9,096	$1,475	$119
Tomato Soft Ltd.	100%	—	—	—	—	10	—
Tomato Soft (Xi'an) Ltd.	100%	—	—	—	—	45	—
Chasan Networks Co., Ltd.	100%	—	—	—	—	96	—
		$—	$32	$709	$9,096	$1,626	$119

The related party receivables and payables balances are reflected in the respective balance sheet captions noted in the table headers above, other than:

**	Deposits for lease are included in other assets in the consolidated balance sheets as of December 31, 2020 and 2019.

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

Assets and liabilities related to operating leases are included in the consolidated balance sheets as right-of-use assets from operating leases, operating lease liabilities - current and operating lease liabilities - non-current.

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

For the measurement and classification of its lease agreements, the Company groups lease and non-lease components into a single lease component for all underlying asset classes.  Variable lease payments include payments for non-lease components of maintenance costs. The components of lease expense were as follows for the years ended December 31, 2020 and December 31, 2019:

	Year ended December 31, 2020	Year ended December 31, 2019
	(in thousands)	(in thousands)
Operating lease cost	5,393	$5,212
Short-term lease cost	264	404
Total net lease cost	$5,657	$5,616

Variable lease cost was not significant for the years ended December 31, 2020 and December 31,2019.

Supplemental cash flow information related to the Company’s operating leases was as follows for the years ended December 31, 2020 and December 31, 2019:

	Year ended December 31, 2020	Year ended December 31, 2019
	(in thousands)	(in thousands)
Operating cash flows from operating leases	5,307	$4,932
ROU assets obtained in exchange for operating lease obligations	1,405	$3,812

The following table presents the lease balances within the Company’s consolidated balance sheets, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases as of December 31, 2020 and December 31, 2019 (in thousands):

Lease Assets and Liabilities
Assets:
Right-of-use assets from operating leases	$18,483	$20,469

Liabilities:
Operating lease liabilities - current	$4,494	$4,201
Operating lease liabilities - non-current	15,959	18,154
Total operating lease liabilities	$20,453	$22,355

Weighted average remaining lease term	4.6 years	5.5 years
Weighted average discount rate	5.7%	5.5%

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2020 (in thousands):

Minimum Future Lease Payments
Year ending December 31:
2021	5,489
2022	5,075
2023	4,627
2024	4,124
2025	2,311
Thereafter	1,549
Total operating lease payments	23,175
Less: imputed interest	(2,722)
Total minimum lease payments	$20,453

(14) Commitments and Contingencies

Performance Bonds

In the normal course of operations, from time to time, the Company arranges for the issuance of various types of surety bonds, such as bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. As of December 31, 2020, the Company had $6.7 million of surety bonds guaranteed by third parties.

Purchase Commitments

The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. However, the Company has agreements with various contract manufacturers which include non-cancellable inventory purchase commitments. The amount of non-cancellable purchase commitments outstanding was $8.0 million as of December 31, 2020.

Payment Guarantees Provided by Third Parties and DNI

The following table sets forth payment guarantees of the Company's indebtedness and other obligations as of December 31, 2020 that have been provided by third parties and DNI. DNI owns approximately 43.2% of the outstanding shares of our common stock. The amount guaranteed exceeds the principal amounts of outstanding obligations due to collateral requirements by the banks.

Guarantor	Amount Guaranteed (in thousands)	Description of Obligations Guaranteed
DNI	$8,400	Letter of Credit from Industrial Bank of Korea
DNI	2,206	Purchasing Card from Industrial Bank of Korea
DNI	323	Bank Guarantee from Industrial Bank of Korea
DNI	8,400	Letter of Credit from Korea Development Bank
DNI	5,515	Borrowings from Korea Development Bank
DNI	6,000	Letter of Credit from NongHyup Bank
DNI	6,147	Borrowings from Export-Import Bank of Korea
DNI	3,000	Payment Guarantee from Shinhan Bank
DNI	1,765	Purchasing Card from Shinhan Bank
Seoul Guarantee Insurance Co.	3,925	Performance Bond, Warranty Bond, etc. (*)
Woori Bank	2,500	Bank Guarantee
PNC	4,732	Collateral for Standby Letter of Credit
Citibank	291	Collateral for Standby Letter of Credit
Shinhan Bank Vietnam	9	Product quality assurance guarantee
Shinhan Bank Vietnam	48	Product quality assurance guarantee for VINITIS
	$53,261

*

The Company is responsible for the warranty liabilities generally for the period of two years regarding major product sales and have contracted surety insurance to cover part of the warranty liabilities.

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

(15) Employee Benefit Plans

The Company maintains a 401(k) plan for its employees whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company may make discretionary contributions. The Company made no discretionary contributions to the plan in 2020 or 2019.

The Company maintains a defined contribution plan for its employees in Korea. Under the defined contribution plan, the Company contributes 8.33% of an employee's gross salary into the plan. For each of the years ended December 31, 2020 and 2019, the Company recorded an expense of $1.3 million for the plan.

Pension Plans

The Company sponsors defined benefit plans for its employees in Keymile and Japan. Defined benefit plans provide pension benefits based on compensation and years of service.

The net periodic benefit cost related to the plans consisted of the following components during the years ended December 31, 2020 and 2019 (in thousands):

Net Periodic Benefit Cost	Year Ended December 31, 2020	Year Ended December 31, 2019
Service Cost	$95	$219
Interest Cost	170	265
Net amortization of net gain (loss)	21	-
Net periodic benefit cost	286	484
Net loss	981	1,793
Prior service cost	-	-
Amortization of prior service cost	-	-
Total recognized in OCI	981	1,793

Total recognized in net periodic benefit cost & OCI	$1,267	$2,277

The service cost component of net benefit cost is presented within cost of revenue or selling, marketing, general and administrative expense on the accompanying consolidated statements of comprehensive income (loss), in accordance with where compensation cost for the related associate is reported. All other components of net benefit cost, including interest cost and net amortization noted above, are presented within other income/expense, net in the accompanying consolidated statements of comprehensive income (loss).

The following provides a reconciliation of the changes in benefit obligation, and the funded status at the end of the year (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Benefit obligation, January 1	$17,671	$—
Assumed with acquisition	—	16,191
Service cost	95	219
Interest cost	191	265
Benefits paid	(568)	(456)
Actuarial losses	981	1,793
Foreign exchange impact	1,682	(341)
Benefit obligation, December 31	20,052	17,671
Underfunded status, December 31	$20,052	$17,671

The vested benefit obligation of the plan is the same as the accumulated benefit obligation of the plan as all participants are vested and the plan is closed.

The Company has recorded the 2020 and 2019 underfunded status as a long-term liability on the consolidated balance sheets. The accumulated benefit obligation for the plans were $20.1 million and $17.7 million as of December 31, 2020 and 2019, respectively. The Company has life insurance contracts, with the Company as beneficiary, in the amount of $3.5 million and $3.3 million as of December 31, 2020 and 2019, respectively, related to individuals under the pension plans. Under the investment method, the Company records these insurance contracts based on their cash surrender value at the balance sheet dates. These insurance contracts are classified as other assets on the Company’s consolidated balance sheets. The Company intends to use any proceeds from these policies to fund the pension plans. However, since the Company is the beneficiary on these policies, these assets have not been designated pension plan assets.

The estimated net loss and prior service cost for the plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is not significant. The Company expects to make no contributions to the plans in 2021.

The following benefit payments, which reflect expected future service, are expected to be paid (in thousands):

Years Ending December 31,
2021	$627
2022	659
2023	694
2024	675
2025	696
2026 - 2029	$3,682

The following gross amounts are recognized net of tax in accumulated other comprehensive loss:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Prior service cost	$—	$—
Net loss	981	1,793
Net periodic benefit cost	$981	$1,793

The decrease in the actuarial loss during the year ended December 31, 2020, compared to the year ended December 31, 2019 was mainly due to the decrease in the discount rate, resulting from a decrease in the implicit rate of high-quality fixed income investments.

The weighted average assumptions used in determining the periodic net cost and benefit obligation information related to the plans are as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net periodic benefit cost :
Discount rate	0.4%	0.9%
Rate of compensation increase	1.7%	1.7%
Benefit obligation:
Discount rate	0.4%	0.9%
Rate of compensation increase	1.7%	1.7%

(16) Enterprise-Wide Information

The Company is a global provider of ultra-broadband network access solutions and communications platforms deployed by advanced Tier 1, 2 and 3 service providers and enterprise customers. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated operating segment. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure. The Company’s chief operating decision maker is the Company’s Chief Executive Officer, who reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company attributes revenue from customers to individual countries based on location shipped. Refer to Note 1 of these consolidated financial statements for further detail.

The Company's property, plant and equipment, net of accumulated depreciation, were located in the following geographical areas as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
United States	$2,878	$2,809
Korea	2,472	2,020
Japan and Vietnam	1,018	1,074
Taiwan and India	17	24
Germany	761	842
	$7,146	$6,769

(17) Subsequent Events

Equity Offering

On January 26, 2021, the Company entered into an underwriting agreement to sell 4.6 million shares of common stock (including 0.6 million shares issued pursuant to the underwriters’ option to purchase additional shares) at a price of $14.00 per share in an underwritten public offering. The equity offering closed on January 29, 2021 and resulted in gross proceeds to the Company of approximately $64.4 million and net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, of approximately $60.2 million. The Company used a portion of the net proceeds from Equity Offering to pay off the entire remaining outstanding balance of debt with related parties.

Optelian Acquisition

On February 5, 2021, the Company acquired Optelian Access Networks Corporation, a leading optical networking solution provider based in Ottawa, Ontario, Canada, and its portfolio of optical transport solutions, in exchange for total purchase price of $5.0 million and contingent consideration based on a certain percentage of future revenue. We expect to complete our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the first quarter of 2021.

RIFT Acquisition

On March 4, 2021, the Company announced its acquisition of the business of RIFT, Inc., a network automation solutions company.

Keymile GmbH

On March 8, 2021, the Company made the strategic decision, subject to the proper involvement of the employee representatives, to transition DZS GmbH to a sales and research and development center. Negotiations are being held with the works council in Germany on a reconciliation of interests and a social plan. DZS GmbH is expecting to reduce headcount by approximately 100 employees.

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

As required by Rule 13a-15(b) of the Exchange Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Our management, including our Chief Executive Officer and our Chief Financial Officer, supervised and participated in the evaluation. They concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, and Grant Thornton LLP has issued a report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

In connection with our audit of the fiscal year 2019 consolidated financial statements, we and our independent registered public accounting firm determined that we had material weaknesses in our internal control over financial reporting. These material weaknesses primarily pertained to management’s assessment related to insufficiency of qualified personnel, including a lack of qualified personnel to account for significant unusual transactions; financial close and reporting, including monitoring foreign subsidiaries; and the Company’s control environment, specifically inventory valuation and revenue recognition.

During the year ended December 31, 2020, we implemented enhanced procedures and controls to remediate the material weaknesses in our internal control over financial reporting. Specific remedial actions undertaken by management included, without limitation:

•	the hiring of additional accounting and finance resources with public company experience;
•	implementation of processes and controls related to the monitoring of foreign subsidiaries in the financial close and reporting process; and
•	implementation of additional review controls and processes, specifically for inventory valuation and revenue recognition.

We have completed the execution of our remediation plan as of December 31, 2020. During the fourth quarter 2020, we completed our testing of operating effectiveness of the implemented controls and found them to be effective.  As a result, we have concluded the material weaknesses to be remediated as of December 31, 2020.

Except for the remediation measures described above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of our latest fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have adopted a Code of Conduct and Ethics applicable to all of our employees, directors and officers (including our principal executive officer, principal financial officer, principal accounting officer and controller). The Code of Conduct and Ethics is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The full text of our Code of Conduct and Ethics is published on our website at https://investor.dzsi.com/governance/governance-documents. We intend to disclose any future amendments to certain provisions of our Code of Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on our website within four business days following the date of such amendment or waiver.

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

ITEM 16.	FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Share Purchase Agreement dated as of October 5, 2018, by and between ZTI Acquisition Subsidiary III Inc. and Riverside KM Beteiligung GmbH	8-K	10.1	January 1, 2019

2.2	Agreement, dated as of December 31, 2018, by and between ZTI Acquisition Subsidiary III Inc. and Riverside KM Beteiligung GmbH	8-K	10.3	January 1, 2019

2.3	Share Transfer Agreement dated as of July 31, 2019 by and between Handysoft, Inc., as Transferor, and DASAN Zhone Solutions, Inc., as Transferee	8-K	2.1	August 5, 2019

3.1	Restated Certificate of Incorporation of DASAN Zhone Solutions, Inc., as amended through February 28, 2017	10-K	3.1	September 27, 2017

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of DZS Inc.	8-K	3.1	August 27, 2020

3.2	Amended and Restated Bylaws of DASAN Zhone Solutions, Inc.				X

4.1	Description of Capital Stock				X

10.1#	DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan	8-K	10.1	January 10, 2017

10.1.1#	Amendment to DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan	10-K	10.1.1	March 12, 2019

10.1.2#	Form of Stock Option Agreement for the DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan	8-K	10.2	January 10, 2017

10.1.3#	Form of Restricted Stock Unit Award Agreement for the DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan	10-K	10.1	September 27, 2017

10.2#	DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	8-K	10.6	September 13, 2016

10.2.1#	Form of Stock Option Agreement for the DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	8-K	10.7	September 13, 2016

10.2.2#	Form of Restricted Stock Award Agreement for the DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	8-K	10.2	May 17, 2007

10.2.3#	Form of Restricted Stock Unit Award Agreement for the DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	10-Q	10.3	November 14, 2016

10.3#	DASAN Zhone Solutions, Inc. 2018 Employee Stock Purchase Plan	S-8	10.1	November 8, 2018

10.4#	DASAN Zhone Solutions, Inc. Non-Employee Director Compensation Program	10-K	10.4	April 4, 2018

10.5#	Form of Indemnity Agreement (directors and officers)	10-Q	10.20	May 14, 2004

10.6#	Employment Agreement dated August 1, 2020, by and between DASAN Zhone Solutions, Inc. and Charles Daniel Vogt	10-Q	10.2	November 6, 2020

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith

10.7#	Stock Option Agreement dated August 1, 2020, by and between DASAN Zhone Solutions, Inc. and Charles Daniel Vogt	10-Q	10.3	November 6, 2020

10.8#	Stock Option Agreement dated August 1, 2020, by and between DASAN Zhone Solutions, Inc. and Charles Daniel Vogt	10-Q	10.4	November 6, 2020

10.9#	Employment Agreement, dated as of December 2, 2019, by and between DASAN Zhone Solutions, Inc. and Tom Cancro	8-K	10.1	November 25, 2019

10.9.1#	Amendment to Employment Agreement dated as of December 1, 2020 by and between DZS Inc. and Thomas Cancro	8-K	10.1	December 4, 2020

10.10#	Employment agreement dated as of September 28, 2020 by and between DZS Inc. and Justin L. Ferguson.				X

10.11#	Employment Agreement dated as of June 18, 2020 by and between DASAN Zhone Solutions, Inc. and Philip John Yim	8-K	10.1	June 19, 2020

10.12#	Amended and Restated Employment Agreement dated as of October 10, 2017 by and between DASAN Zhone Solutions, Inc. and Il Yung Kim	10-K	10.8	April 4, 2018

10.13	Registration Rights Agreement, dated as of September 9, 2016, by and among DASAN Zhone Solutions, Inc., DASAN Networks, Inc. and the other parties thereto	8-K	10.3	September 12, 2016

10.14	Loan Agreement, dated as of March 27, 2018, by and between DASAN Networks, Inc. and DASAN Network Solutions, Inc.	8-K	10.1	April 2, 2018

10.14.1	Amendment No. 1 to Loan Agreement dated as of February 25, 2019 by and between DASAN Network, Inc., as Lender, and DASAN Network Solutions, Inc., as Borrower	10-Q	10.3	May 10, 2019

10.15	Loan Agreement dated as of December 27, 2018 by and between DASAN Networks, Inc., as Lender, and DASAN Zhone Solutions, Inc., as Borrower	8-K	10.2	January 3, 2019

10.15.1	Amendment No. 1 to Loan Agreement dated as of February 25, 2019 by and between DASAN Network, Inc., as Lender, and DASAN Network Solutions, Inc., as Borrower	10-Q	10.4	May 10, 2019

10.16	Revolving Credit, Term Loan, Guaranty and Security Agreement dated as of February 27, 2019 by and among PNC Bank, National Association, Citibank, N.A., DASAN Zhone Solutions, Inc., and the lenders named therein	10-Q	10.1	May 10, 2019

10.17	Export-Import Revolving Credit, Guaranty and Security Agreement dated as of February 27, 2019 by and among PNC Bank, National Association, Citibank, N.A., DASAN Zhone Solutions, Inc., and the lenders named therein	10-Q	10.2	May 10, 2019

10.18	Letter Agreement dated May 10, 2019 by and among PNC Bank, National Association and Citibank, N.A., as lenders, and DASAN Zhone Solutions, Inc., as borrowing agent	10-Q	10.1	August 14, 2019

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith

10.19	Letter Agreement dated May 31, 2019 by and among PNC Bank, National Association and Citibank, N.A., as lenders, and DASAN Zhone Solutions, Inc., as borrowing agent	10-Q	10.2	August 14, 2019

10.20	Letter Agreement dated November 8, 2019 by and among PNC Bank, National Association and Citibank, N.A., as lenders, and DASAN Zhone Solutions, Inc., as borrowing agent	10-Q	10.3	November 13, 2019

10.21	Loan Agreement dated March 3, 2020 and entered into as of March 4, 2020 by and between DASAN Networks, Inc. and DASAN Network Solutions, Inc. (Korea)	8-K	10.1	March 10, 2020

10.22	Intellectual Property Pledge Agreement dated March 3, 2020 and entered into as of March 4, 2020 by and between DASAN Networks, Inc. and DASAN Network Solutions, Inc. (Korea)	8-K	10.2	March 10, 2020

10.23	Share Pledge Agreement dated March 3, 2020 and entered into as of March 4, 2020 by and among DASAN Networks, Inc., DASAN Network Solutions, Inc. (Korea) and DASAN Network Solutions, Inc. (California)	8-K	10.3	March 10, 2020

21.2	List of Subsidiaries				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)				X

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	XBRL Taxonomy Extension Label Linkbase				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DZS INC.

Date: March 11, 2021	By:	/s/ Charles Daniel Vogt
Charles Daniel Vogt
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Daniel Vogt	President, Chief Executive Officer (Principal Executive Officer) and Director	March 11, 2021
Charles Daniel Vogt

/s/ Thomas J. Cancro	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2021
Thomas J. Cancro

/s/ Min Woo Nam	Chairman of the Board of Directors	March 11, 2021
Min Woo Nam

/s/ Matt Bross	Director	March 11, 2021
Matt Bross

/s/ Barbara Carbone	Director	March 11, 2021
Barbara Carbone

/s/ Joon Kyung Kim	Director	March 11, 2021
Joon Kyung Kim

/s/ David Schopp	Director	March 11, 2021
David Schopp

/s/ Choon Yul Yoo	Director	March 11, 2021
Choon Yul Yoo