Form 10-Q
period 2021-03-31
DZS INC.
filed 2021-05-10
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No ☒

As of April 30, 2021, there were 26,917,686 shares outstanding of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$56,818	$45,219
Restricted cash	6,848	9,200
Accounts receivable - trade, net of allowance for doubtful accounts of $17.9 million as of March 31, 2021 and $4.0 million as of December 31, 2020	82,028	97,253
Other receivables	10,159	9,165
Inventories	41,116	39,572
Contract assets	6,233	6,182
Prepaid expenses and other current assets	7,603	5,332
Total current assets	210,805	211,923
Property, plant and equipment, net	7,880	7,146
Right-of-use assets from operating leases	14,535	18,483
Goodwill	5,675	3,977
Intangible assets, net	6,759	3,377
Deferred tax assets	1,633	1,405
Other assets	5,589	5,919
Total assets	$252,876	$252,230
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$50,955	$49,250
Short-term debt - bank, trade facilities and secured borrowings	1,764	13,787
Contract liabilities	3,997	4,400
Operating lease liabilities	4,435	4,494
Accrued and other liabilities	18,941	16,707
Total current liabilities	80,092	88,638
Long-term debt
Related party	—	29,754
Contract liabilities	2,495	2,471
Operating lease liabilities - non-current	16,154	15,959
Pension liabilities	18,936	20,052
Other long-term liabilities	3,697	1,777
Total liabilities	121,374	158,651
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, authorized 36,000 shares, 26,883 and 21,958 shares outstanding as of March 31, 2021 and December 31, 2020, respectively, at $0.001 par value	27	22
Additional paid-in capital	211,438	147,997
Accumulated other comprehensive loss	(4,422)	(2,124)
Accumulated deficit	(75,541)	(52,316)
Total stockholders’ equity	131,502	93,579
Total liabilities and stockholders’ equity	$252,876	$252,230

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Net revenue	$81,031	$47,480
Cost of revenue	52,936	31,485
Gross profit	28,095	15,995
Operating expenses:
Research and product development	11,119	9,710
Selling, marketing, general and administrative	31,824	13,507
Restructuring and other charges	6,252	—
Impairment of long-lived assets	1,735	—
Amortization of intangible assets	262	372
Total operating expenses	51,192	23,589
Operating income (loss)	(23,097)	(7,594)
Interest income	42	70
Interest expense	(249)	(643)
Loss on extinguishment of debt	—	(1,369)
Other income (expense), net	972	760
Income (loss) before income taxes	(22,332)	(8,776)
Income tax provision (benefit)	893	(5)
Net income (loss)	(23,225)	(8,771)

Foreign currency translation adjustments	(2,270)	(3,435)
Actuarial gain (loss)	(28)	1,456
Comprehensive income (loss)	$(25,523)	$(10,750)
Net income (loss) per share
Basic	$(0.92)	$(0.41)
Diluted	$(0.92)	$(0.41)
Weighted average shares outstanding used to compute basic net income (loss) per share	25,252	21,474
Weighted average shares outstanding used to compute diluted net income (loss) per share	25,252	21,474

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except per share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	loss	deficit	equity
For the Three-Month Period Ended March 31, 2021:
Balance as of December 31, 2020	21,958	$22	$147,997	$(2,124)	$(52,316)	$93,579
Issuance of common stock in public offering, net of issuance costs	4,600	5	59,520	—	—	59,525
Exercise of stock awards and employee stock plan purchases	325	—	2,569	—	—	2,569
Stock-based compensation	—	—	1,352	—	—	1,352
Net income (loss)	—	—	—	—	(23,225)	(23,225)
Other comprehensive loss	—	—	—	(2,298)	—	(2,298)
Balance as of March 31, 2021	26,883	$27	$211,438	$(4,422)	$(75,541)	$131,502

For the Three-Month Period Ended March 31, 2020:
Balance as of December 31, 2019	21,419	$21	$139,700	$(3,939)	$(29,234)	$106,548
Exercise of stock awards and employee stock plan purchases	94	—	709	—	—	709
Stock-based compensation	—	—	782	—	—	782
Net income (loss)	—	—	—	—	(8,771)	(8,771)
Other comprehensive loss	—	—	—	(1,979)	—	(1,979)
Balance as of March 31, 2020	21,513	$21	$141,191	$(5,918)	$(38,005)	$97,289

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(23,225)	$(8,771)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,265	1,256
Impairment of long-lived assets	4,443	—
Loss on extinguishment of debt	—	1,343
Amortization of deferred financing costs	12	141
Stock-based compensation	1,352	782
Provision for inventory write-down	666	1,421
Allowance for doubtful accounts	14,805	24
Provision for sales returns	239	(231)
Provision for warranty	269	—
Unrealized gain on foreign currency transactions	(883)	(1,983)
Deferred taxes	(134)	(820)
Changes in operating assets and liabilities:
Accounts receivable	(1,423)	9,109
Inventories	(3,239)	14,129
Contract assets	(267)	(7,048)
Prepaid expenses and other assets	(3,864)	(3,285)
Accounts payable	3,539	(1,261)
Contract liabilities	32	(275)
Accrued and other liabilities	(523)	(3,937)
Net cash provided by (used in) operating activities	(6,936)	594
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,266)	(560)
Acquisition of business, net of cash acquired	(4,258)	—
Net cash used in investing activities	(5,524)	(560)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offerings, net of issuance costs	59,525	—
Proceeds from short-term borrowings and line of credit	—	1,307
Repayments of short-term borrowings and line of credit	(11,494)	(4,167)
Repayments of long-term borrowings	—	(13,125)
Proceeds from related party term loan	—	18,361
Repayments of related party term loan	(29,298)	—
Proceeds from exercise of stock awards and employee stock plan purchases	2,569	709
Net cash provided by financing activities	21,302	3,085
Effect of exchange rate changes on cash, cash equivalents and restricted cash	404	(873)
Net increase in cash, cash equivalents and restricted cash	9,246	2,246
Cash, cash equivalents and restricted cash at beginning of period	54,587	33,635
Cash, cash equivalents and restricted cash at end of period	$63,833	$35,881

Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	$56,818	$26,437
Restricted cash	6,848	9,281
Long-term restricted cash	167	163
	$63,833	$35,881

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest - bank and trade facilities	$83	$424
Interest - related party	$94	$152
Income taxes	$1,206	$1,504

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies

(a) Description of Business

DZS Inc. (referred to, collectively with its subsidiaries, as “DZS” or the “Company”) is a global provider of ultra-broadband network access solutions and communications platforms deployed by advanced Tier 1, national and regional service providers and enterprise customers. The Company provides a wide array of reliable, cost-effective networking technologies, including broadband access, Ethernet switching, mobile backhaul, Passive Optical LAN and software-defined networks, to a diverse customer base.

DZS was incorporated under the laws of the state of Delaware in June 1999. The Company is headquartered in Plano, Texas with flexible in-house production facilities in Seminole, Florida and Hanover, Germany, and contract manufacturers located in China, India, Korea and Vietnam. The Company also maintains offices to provide sales and customer support at global locations.

(b) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements include the accounts of the Company and its wholly owned subsidiaries. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 11, 2021. For a complete description of what the Company believes to be the critical accounting policies and estimates used in the preparation of its unaudited condensed consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

In December 2019, a strain of coronavirus, now known as COVID-19, was reported to have surfaced in Wuhan, China. Since that time, the widespread and sustained transmission of the virus has reached global pandemic status. In response to the pandemic, many national and international health agencies have recommended, and many countries and state, provincial and local governments have implemented, various measures, including travel bans and restrictions, limitations on public and private gatherings, business closures or operating restrictions, social distancing, and shelter-in-place orders. The health effects of the pandemic and the above measures taken in response thereto have had an effect on the global economy in general and have materially impacted and will likely continue to impact the Company’s financial condition, results of operations and cash flows. Given the ongoing and dynamic nature of the virus and the worldwide response related thereto, it is difficult to predict the full impact of the COVID-19 pandemic on our business. Due to the uncertainty around the future economic impact of the pandemic, the fair value measurements used in the Company’s impairment assessments could be negatively impacted and could result in future impairments of goodwill, intangibles and other long-lived assets. During the three months ended March 31, 2021, the Company’s revenues increased by 70.7%, compared to the three months ended March 31, 2020, however the impact of a continued COVID-19 pandemic or sustained measures taken to limit or contain the outbreak could have a material and adverse effect on our business, financial condition, results of operations, and cash flows.

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

(e) Disaggregation of Revenue

The following table presents revenues by source (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue by source:
Products	$76,252	$42,719
Services	4,779	4,761
Total	$81,031	$47,480

The following table present revenues by geographical concentration (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue by geography:
Americas	$20,169	$11,702
Europe, Middle East, Africa	17,918	11,339
Asia	42,944	24,439
Total	$81,031	$47,480

(f) Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash, accounts receivables, and contract assets. Cash, cash equivalents and restricted cash consist of financial deposits and money market accounts that are principally held with various domestic and international financial institutions with high credit standing.

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts.

For the three months ended March 31, 2021, two customers accounted for 18% and 10% of net revenue, respectively. For the three months ended March 31, 2020, two customers accounted for 14% and 10% of net revenue, respectively.

As of March 31, 2021, one customer represented 19% of net accounts receivable. As of December 31, 2020, two customers represented 17% and 16% of net accounts receivable, respectively.

As of March 31, 2021 and December 31, 2020, net accounts receivables from customers in countries other than the United States represented 84% and 89%, respectively.

In 2017, the Company entered into an agreement with a customer in India to supply product for a state sponsored broadband project. The Company billed the customer, which is a state government sponsored entity, approximately $59.0 million and collected payments of approximately $41.7 million, leaving a balance of approximately $17.3 million as of December 31, 2020. The Company substantially completed its obligations under the agreement in 2018, and all amounts due were billed under the terms of the agreement by December 31, 2020. The remaining $17.3 million is substantially beyond the customers contractual payment terms, and the Company has been actively working with the customer and third parties in India to arrange payment of the entire remaining balance of $17.3 million. The Company recorded an allowance for doubtful accounts of $3.1 million on December 31, 2020, for a partial payment promised but not received.  In late March 2021, the customer’s state government parent experienced difficulty passing a budget further impacting the ability of the customer to make agreed-upon partial payments to us. In light of this recent development in the first quarter of 2021, the Company recognized an additional allowance of $14.2 million to bring the total allowance for the customer to $17.3 million, which is the total balance as of March 31, 2021. The Company will continue to pursue collection of the entire outstanding balance and any amounts collected will be recognized in the period which they are received. In the event the Company’s efforts to collect from this customer prove unsuccessful, DZS may seek payment through other means, including through legal action.

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

Assets acquired and liabilities assumed are generally measured at their acquisition-date fair values. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the Company reports provisional amounts for the items for which the accounting is incomplete. Those provisional amounts are adjusted during the measurement period (which cannot exceed one year from the acquisition date), or additional assets or liabilities are recognized, to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the amounts recognized as of that date.

When the consideration transferred by the Company in a business combination includes a contingent consideration arrangement, the contingent consideration is measured at its acquisition-date fair value and included as part of the total consideration transferred in a business combination. Changes in fair value of the contingent consideration that qualify as measurement period adjustments are made retrospectively, with corresponding adjustments against goodwill. Changes in the fair value of the contingent consideration that do not qualify as measurement period adjustments are made in the current period, with corresponding adjustments recognized in earnings.

(h) Restructuring and Other Charges

Restructuring and other charges primarily consists of severance and other termination benefits and non-cash impairment charges related to right-of-use assets from operating leases related to the restructuring activities in Hanover, Germany. The Company recognizes contractual termination benefits when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated. The Company will recognize one-time employee termination benefits when (i) management commits to a plan of termination, (ii) the plan identifies the number of employees to be terminated, their job classifications or functions and their locations, and the expected completion date, (iii) the plan establishes the terms of the benefit arrangement in sufficient detail to enable employees to determine the type and amount of benefits they will receive, and (iv) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. These charges are included in restructuring and other charges in the unaudited condensed consolidated statement of comprehensive income (loss). Refer to Note 9 Restructuring and Other Charges for further information.

(i) Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019 and May 2019, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, and ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, which provided additional implementation guidance on the previously issued ASU. The Company expects to adopt the updated guidance on January 1, 2022, and requires a modified retrospective adoption method. Early adoption is permitted. The Company is currently assessing the potential impact of adopting this new guidance on its consolidated financial statements.

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

Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12: Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this new accounting standard effective January 1, 2021 which did not have a material impact on the Company's consolidated financial statements or disclosures.

(2) Business Combinations

Optelian Acquisition

On February 5, 2021, the Company acquired Optelian Access Networks Corporation (“Optelian”), a corporation incorporated under the laws of Canada and registered extra-provincially in the Province of Ontario, pursuant to an acquisition agreement whereby the Company purchased all the outstanding shares of Optelian (the “Optelian Acquisition”). Following the closing of the Optelian Acquisition, Optelian became the Company’s wholly owned subsidiary.

Optelian is a leading optical networking solution provider. This acquisition introduced the “O-Series” to the DZS portfolio of carrier grade optical networking products with 100 gigabits per second (Gig) and above capability, expanding DZS product portfolios by providing environmentally hardened, high capacity, and flexible solutions at the network edge.

The purchase price of $7.5 million included cash paid to the shareholders and option holders of Optelian, cash paid to retire Optelian's outstanding debt on the date of acquisition, and contingent payments to shareholders (in thousands):

Purchase consideration
Retirement of Optelian debt	$4,929
Payment to shareholders and option holders	664
Contingent payment to shareholders	1,897
Total purchase consideration	$7,490

The future payments are contingent on certain working capital adjustments and contingent consideration based on a certain percentage of future revenue of certain Optelian products through the end of 2023.

Allocation of purchase consideration

The acquisition was recorded as a business combination with valuations of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Due to the complexity of valuing the consideration paid and the purchase price allocation, and the timing of these activities, certain amounts included in the unaudited condensed consolidated financial statements, including long-lived assets, deferred taxes, and goodwill, are provisional and subject to additional adjustments within the measurement period as permitted by Topic 805.

The following summarizes the provisional estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the Optelian Acquisition (in thousands):

Provisional allocation of purchase consideration
Cash and cash equivalents	$1,236
Accounts receivable - trade	460
Other receivables	153
Inventories	448
Prepaid expenses and other current assets	49
Property, plant and equipment	718
Intangible assets	3,630
Accounts payable - trade	(390)
Contract liabilities	(169)
Accrued and other liabilities	(123)
Goodwill	1,478
Total purchase consideration	$7,490

The provisional purchase price allocation resulted in the recognition of goodwill of approximately $1.5 million. The following table represents the preliminary estimated fair value and useful lives of identifiable intangible assets acquired (estimated fair value in thousands):

	Estimated	Estimated
	fair value	useful life
Intangible assets acquired
Developed technology	$2,250	5 years
Customer relationships	500	5 years
In-process research and development	880	5 years
Total intangible assets	$3,630

There were no material differences between total revenue and net loss reported and pro forma total revenues and pro forma net loss that would have been reported for the financial periods presented.

RIFT Acquisition

On March 3, 2021, the Company acquired substantially all of the assets of RIFT, Inc., a network automation solutions company, and all the outstanding shares of RIFTIO India Private Limited, a wholly owned subsidiary of RIFT, Inc. (collectively “RIFT”). RIFT developed a carrier-grade RIFT.ware software platform that simplifies the deployment of any slice, service, or application on any cloud. The total purchase consideration was $0.5 million, including a $0.2 million holdback that was released in April of 2021 following the fulfillment of certain requirements in the purchase agreement. The Company allocated the purchase price to $0.1 million in net tangible assets, $0.2 million in developed technologies, and $0.2 million in goodwill. As a result of the acquisition, RIFTIO India Private Limited became a wholly owned subsidiary of the Company.

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

The following financial instruments are not measured at fair value on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020 but require disclosure of their fair values: cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable, accrued liabilities, lease liabilities and debt. The carrying values of financial instruments such as cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The carrying value of the Company's lease liabilities and debt approximates their fair values based on the current rates available to the Company for debt of similar terms and maturities.

(4) Cash, Cash Equivalents and Restricted Cash

As of March 31, 2021 and December 31, 2020, the Company's cash, cash equivalents and restricted cash consisted of financial deposits. Cash, cash equivalents and restricted cash held within the U.S. are held at FDIC insured depository institutions. Cash, cash equivalents and restricted cash held outside the U.S. totaled $28.3 million and $32.2 million as of March 31, 2021 and December 31, 2020, respectively. Restricted cash consisted primarily of cash restricted for performance bonds, warranty bonds and collateral for borrowings. Long-term restricted cash was $0.2 million as of March 31, 2021 and December 31, 2020 and is included in other assets on the unaudited condensed consolidated balance sheets.

(5) Balance Sheet Details

Balance sheet detail as of March 31, 2021 and December 31, 2020 is as follows (in thousands):

Inventories

	March 31, 2021	December 31, 2020
Raw materials	$20,662	$16,962
Work in process	1,128	1,486
Finished goods	19,326	21,124
Total inventories	$41,116	$39,572

The Company had no inventories provided as collateral for borrowings from Export-Import Bank of Korea as of March 31, 2021 compared to $9.6 million as of December 31, 2020.

Property, plant and equipment

	March 31, 2021	December 31, 2020
Property, plant and equipment, net:
Machinery and equipment	$13,863	$13,656
Leasehold improvements	4,993	4,633
Computers and software	2,835	2,829
Furniture and fixtures	1,538	1,123
Other	934	716
	24,163	22,957
Less: accumulated depreciation and amortization	(15,973)	(15,445)
Less: government grants	(310)	(366)
Total property, plant and equipment, net	$7,880	$7,146

Depreciation expense associated with property, plant and equipment for the three months ended March 31, 2021 and March 31, 2020 was $0.9 million and $0.5 million, respectively.

The Company receives grants from certain foreign government entities mainly to support capital expenditures in the region.  Such grants are deferred and are generally refundable to the extent the Company does not utilize the funds for qualifying expenditures. Once earned, the Company records the grants as a contra amount to the assets and amortizes such amount over the useful lives of the related assets as a reduction to depreciation expense.

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

	March 31,
	2021	2020
Balance at the beginning of the quarter	$1,522	$1,610
Charged to cost of revenue	269	33
Claims and settlements	(267)	(495)
Foreign exchange impact	56	(37)
Balance at the end of the quarter	$1,580	$1,111

Contract Balances

The Company records contract assets when it has a right to consideration and records accounts receivable when it has an unconditional right to consideration. Contract liabilities consist of cash payments received (or unconditional rights to receive cash) in advance of fulfilling performance obligations.

The opening and closing balances of contract assets and contract liabilities related to contracts with customers are as follows:

	Contract assets	Contract liabilities
December 31, 2020	$6,182	$6,871
March 31, 2021	6,233	6,492
Increase (decrease)	$51	$(379)

The increase in contract assets during the three months ended March 31, 2021 was primarily due to revenue recognition criteria being met for items not yet invoiced during the period.

The decrease in contract liabilities during the three months ended March 31, 2021 was primarily due to the revenue recognition criteria being met for previously deferred revenue, partially offset by invoiced amounts that did not yet meet the revenue recognition criteria. The amount of revenue recognized in the three months ended March 31, 2021 that was included in the prior period contract liability balance was $2.1 million. This revenue consists of services provided to customers who had been invoiced prior to the current year.

The balance of contract cost deferred as of March 31, 2021 and December 31, 2020 was $0.4 million and $0.5 million, respectively. During the three months ended March 31, 2021, the Company recorded $0.4 million in amortization related to contract cost deferred as of December 31, 2020.

(6) Goodwill and Intangible Assets

The following table summarizes the activity related to goodwill (in thousands):

	March 31,
	2021	2020
Balance at the beginning of the quarter	$3,977	$3,977
Goodwill from acquisitions	1,698	—
Balance at the end of the quarter	$5,675	$3,977

As of March 31, 2021 and December 31, 2020, the net carrying value of goodwill is all attributable to the Company’s Americas reporting unit. During the three months ended March 31, 2021, the Company recorded goodwill of $1.5 million related to the acquisition of Optelian and $0.2 million related to the acquisition of RIFT. Refer to Note 2 Business Combinations for further information. The accumulated impairment of goodwill was $1.0 million as of March 31, 2021 and 2020, respectively.

Intangible assets consisted of the following (in thousands):

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$5,477	$(2,885)	$2,592
Customer relationships	5,740	(2,421)	3,319
In-process research and development	880	(32)	848
Total intangible assets, net	$12,097	$(5,338)	$6,759
	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$3,060	$(2,652)	$408
Customer relationships	5,240	(2,271)	2,969
Total intangible assets, net	$8,300	$(4,923)	$3,377

During the three months ended March 31, 2021, the Company recorded $2.4 million, $0.5 million and $0.9 million in developed technology, customer relationships and in-process research and development, respectively, related to the acquisitions of Optelian and RIFT. Refer to Note 2 Business Combinations for further information.

The following table summarizes the activity related to intangible assets, net (in thousands):

	March 31,
	2021	2020
Balance at the beginning of the quarter	$3,377	$12,381
Intangible assets from acquisitions	3,797	—
Less: amortization expense	(415)	(768)
Foreign exchange impact	—	(149)
Balance at the end of the quarter	$6,759	$11,464

Amortization expense associated with intangible assets for the three months ended March 31, 2021 and 2020 was $0.4 million and $0.8 million, respectively.

The following table presents the future amortization expense of the Company’s intangible assets as of March 31, 2021 (in thousands):

Remainder of 2021	$1,218
2022	1,283
2023	1,283
2024	1,283
2025	1,283
Thereafter	409
Total	$6,759

(7) Debt

The following tables summarize the Company’s debt (in thousands):

	March 31, 2021
	Short-term	Long-term	Total
Bank and Trade Facilities - Foreign Operations	$1,764	$—	$1,764
	$1,764	$—	$1,764

	December 31, 2020
	Short-term	Long-term	Total
Bank and Trade Facilities - Foreign Operations	$13,787	$—	$13,787
Related Party	—	29,766	29,766
	13,787	29,766	43,553
Less: unamortized deferred financing costs	—	(12)	(12)
	$13,787	$29,754	$43,541

The principal balance of the term loan is due to mature in 2021, the Company has no other contractual principal payments due in the next five years.

Bank and Trade Facilities - Foreign Operations

Certain of the Company's foreign subsidiaries have entered into financing arrangements with foreign banks and other lending institutions consisting primarily of revolving lines of credit, trade facilities, term loans and export development loans. These facilities are renewed as they mature and are generally secured by a security interest in certain assets of the applicable foreign subsidiaries and supported by guarantees given by Dasan Networks, Inc. (“DNI”), the Company’s largest stockholder, or third parties. Payments under such facilities are made in accordance with the lender’s amortization schedules, as applicable.

As of March 31, 2021 and December 31, 2020, the Company had an aggregate outstanding balance of $1.8 million and $13.8 million, respectively, under such financing arrangements. The weighted average borrowing rates as of March 31, 2021 and December 31, 2020 were 0.0% and 1.8%, respectively. The maturity dates and interest rates per annum applicable to outstanding borrowings under these financing arrangements are listed in the tables below (amount in thousands).

		March 31, 2021
		Maturity Date	Denomination	Interest rate (%)	Amount (in U.S. dollars)
LGUPlus	General loan	06/17/2021	KRW	0.00	$1,764
					$1,764
		December 31, 2020
		Maturity Date	Denomination	Interest rate (%)	Amount (in U.S. dollars)
The Export-Import Bank of Korea	Export development loan	05/24/2021	KRW	1.99	$7,353
Korea Development Bank	General loan	08/10/2021	KRW	2.28	4,596
LGUPlus	General loan	06/17/2021	KRW	0.00	1,838
					$13,787

 As of March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Company's $17.6 million letter of credit facilities with certain foreign banks. As of March 31, 2021 and December 31, 2020, the Company had $17.6 million and $19.0 million, respectively, available to draw under its credit facilities.

Related Party Debt

In February 2016, the Company borrowed $1.8 million from DNI for capital investment with an interest rate of 4.6% per annum, payable annually. In January 2021, the entire outstanding balance on this term loan was repaid.

In March 2018, the Company borrowed KRW 6.5 billion ($5.8 million USD) from DNI of which KRW 5.0 billion ($4.5 million USD) was repaid in August 2018. In February 2021, the remaining outstanding balance on this term loan was repaid.

In December 2018, the Company entered into a Loan Agreement with DNI for a $6.0 million term loan with an interest rate of 4.6% per annum. In January 2021, the entire outstanding balance on this term loan was repaid.

On March 5, 2020, the Company entered into a loan transaction with DNI in the amount of KRW 22.4 billion ($18.5 million USD) with an interest rate of 4.6% per annum. In February 2021, the entire outstanding balance on this term loan was repaid.

Interest expense on related party borrowings was $0.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company had no borrowings outstanding from related parties.

PNC Credit Facilities

On February 27, 2019, the Company entered into a Revolving Credit, Term Loan, Guaranty and Security Agreement with PNC Bank, National Association (“PNC”) and Citibank, N.A. as lenders, and PNC as agent for the lenders (the “PNC Credit Facilities”).

On March 26, 2020, the Company paid the outstanding term loan borrowings in full and terminated the PNC Credit Facilities. In association with this debt repayment, the Company recorded a loss on extinguishment of debt of $1.4 million during the three months ended March 31, 2020.

(8) Employee Benefit Plans

Defined Contribution Plans

In the U.S., the Company maintains a 401(k) plan for its employees whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company made discretionary contributions to the plan in 2021. For the three months ended March 31, 2021, the Company recorded an expense of $0.1 million compared to no expense for the three months ended March 31, 2020.

The Company maintains a defined contribution plan for its employees in Korea. Under the defined contribution plan, the Company contributes the equivalent of 8.3% of an employee's gross salary into the plan. For both the three months ended March 31, 2021 and 2020, the Company recorded an expense of $0.3 million.

Defined Benefit Plans

The Company sponsors defined benefit plans for its employees in Germany and Japan. Defined benefit plans provide pension benefits based on compensation and years of service. The Germany plans were frozen as of September 30, 2003 and have not been offered to new employees after that date. The Company has recorded the underfunded status as of March 31, 2021 and December 31, 2020, respectively, as a long-term liability on the unaudited condensed consolidated balance sheets. The accumulated benefit obligation for the plans was $18.9 million and $20.1 million as of March 31, 2021 and December 31, 2020, respectively.

Periodic benefit costs were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest costs	$21	$38
Net amortization costs	45	5
Period costs	$66	$43

The Company holds life insurance contracts, with the Company as beneficiary, in the amount of $3.3 million as of March 31, 2021 and $3.5 million as of December 31, 2020, respectively, related to individuals under the pension plans. These insurance contracts are classified as other assets on the Company’s unaudited condensed consolidated balance sheet. The Company intends to use any proceeds from these policies to fund the pension plans. However, since the Company is the beneficiary on these policies, these assets have not been designated pension plan assets.

(9) Restructuring and Other Charges

On March 8, 2021, the Company made the strategic decision to transition DZS GmbH to a sales and research and development center by the end of 2021.

The Company incurred restructuring and other charges of approximately $6.3 million for the three months ended March 31, 2021, consisting primarily of severance and other termination related benefits of $3.5 million, an impairment charge of $2.5 million related to right-of-use assets from operating leases, and $0.3 million of other charges.

Negotiations are being held with the works council in Germany on a reconciliation of interests and a social plan. The Company expects to incur additional severance and other termination benefits when negotiations are finalized.

The following table summarizes the activity related to the accrued restructuring costs for the three months ended March 31, 2021 (in thousands):

March 31,
2021
Balance at the beginning of the quarter	$—
Restructuring charges for the year	3,544
Cash payments	—
Foreign exchange impact	(56)
Balance at the end of the quarter	$3,488

(10) Related Party Transactions

Related Party Debt

As of March 31, 2021, the Company had no outstanding borrowings from related parties compared to $29.8 million as of December 31, 2020. See Note 7 Debt for further information about the Company’s related party debt.

The following table sets forth payment guarantees of the Company's indebtedness and other obligations as of March 31, 2021 that have been provided by DNI. DNI owns approximately 37.5% of the outstanding shares of the Company's common stock. The amount guaranteed exceeds the principal amounts of outstanding obligations due to collateral requirements by the banks.

Guarantor	Amount Guaranteed (in thousands)	Description of Obligations Guaranteed
DNI	$8,400	Credit facility with Industrial Bank of Korea
DNI	6,000	Credit facility with NongHyup Bank
DNI	8,400	Credit facility with Korea Development Bank
DNI	2,206	Payment guarantee to Industrial Bank of Korea
DNI	3,000	Payment guarantee to Shinhan Bank
	$28,006

Other Related Party Transactions

Sales, cost of revenue, manufacturing (included in cost of revenue), research and product development, selling, marketing, general and administrative, interest expense and other expenses to and from related parties were as follows (in thousands) for the three months ended March 31, 2021 and 2020:

		Three Months Ended March 31, 2021
Counterparty	DNI ownership interest	Sales	Cost of revenue	Manufacturing (cost of revenue)**	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	N/A	$1,770	$1,611	$—	$—	$707	$132	$85
Dasan Invest*	N/A	—	—	10	46	18	—	—
		$1,770	$1,611	$10	$46	$725	$132	$85

		Three Months Ended March 31, 2020
Counterparty	DNI ownership interest	Sales	Cost of revenue	Manufacturing (cost of revenue)**	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	N/A	$162	$133	$—	$—	$571	$151	$86
Dasan Invest*	N/A	—	—	8	33	38	—	—
		$162	$133	$8	$33	$609	$151	$86

* Dasan Invest holds 19.8% of DNI’s shares.

** Manufacturing costs represent product purchases from and manufacturing activities performed by related parties, and are included in cost of revenue on the unaudited condensed consolidated statement of comprehensive income (loss).

The Company has entered into sales agreements with DNI and certain of its subsidiaries. Sales and cost of revenue to DNI represent finished goods produced by the Company that are sold to DNI.

The Company has an agreement with DNI in which DNI acts as a sales channel to customers. Sales to DNI are recorded net of royalty fees in related party revenue.

DNS California shares human resources, treasury and other administrative support with DNI. As such, the Company entered into certain service sharing agreements with DNI and certain of its subsidiaries for the shared office space and shared administrative services.

DNS Korea entered into two separate sublease agreements with DNI. Operating lease cost related to these leases totaled $0.5 million and $0.4 million, for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the right of use asset and operating lease liability related to these leases were $7.8 million and $7.8 million, respectively. As of December 31, 2020, the right of use asset and operating lease liability related to these leases were $8.6 million and $8.6 million, respectively.

The Company has entered into an agreement with Dasan Invest to provide IT services for the Company.

Interest expense represents interest paid to DNI for the related party debt. Refer to Note 7 Debt for further information.

Other expenses to related parties represent expenses to DNI for its payment guarantees relating to the Company's borrowings. The Company pays DNI a guarantee fee which is calculated as 0.9% of the guaranteed amount. Refer to Note 14 Commitments and Contingencies for further information about obligations guaranteed by DNI.

Balances of Receivables and Payables with Related Parties

Balances of receivables and payables arising from sales and purchases of goods and services with related parties as of March 31, 2021 and December 31, 2020 were included in the following balance sheet captions on the unaudited condensed consolidated balance sheets, as follows (in thousands):

		As of March 31, 2021
Counterparty	DNI ownership interest	Account receivables	Other receivables	Other assets	Loans Payable	Accounts payable
DNI	N/A	$1,912	$—	$940	$—	$596
Dasan Invest*	N/A	—	—	—	—	27
		$1,912	$—	$940	$—	$623

		As of December 31, 2020
Counterparty	DNI ownership interest	Account receivables	Other receivables	Other assets	Loans Payable	Accounts payable
DNI	N/A	$2,278	$247	$755	$29,754	$1,552
Dasan Invest*	N/A	—	—	—	—	32
		$2,278	$247	$755	$29,754	$1,584

* Dasan Invest holds 19.8% of DNI’s shares.

(11) Common Stock

On January 26, 2021, the Company sold 4.6 million shares of common stock (including 0.6 million shares issued pursuant to the underwriters’ option to purchase additional shares) at a price of $14.00 per share in an underwritten public offering. The equity offering closed on January 29, 2021 and resulted in gross proceeds to the Company of approximately $64.4 million and net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, of approximately $59.5 million. The Company used a portion of the net proceeds from the equity offering to pay off the remaining outstanding balance of debt with related parties.

(12) Net Income Per Share

Basic net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income per share gives effect to common stock equivalents; however, potential common stock equivalents are excluded if their effect is antidilutive. Potential common stock equivalents are composed of incremental shares of common stock issuable upon the exercise of stock options and the vesting of restricted stock units. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same.

The following table is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation (in thousands, except per share data) for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(23,225)	$(8,771)
Weighted average number of shares outstanding:
Basic	25,252	21,474
Effect of dilutive securities:
Stock options, restricted stock units and share awards	—	—
Diluted	25,252	21,474
Net income (loss) per share:
Basic	$(0.92)	$(0.41)
Diluted	$(0.92)	$(0.41)

The following table sets forth potential common stock that is not included in the diluted net income (loss) per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands):

	March 31, 2021	March 31, 2020
Outstanding stock options	2,216	1,896
Unvested restricted stock units	744	58

(13) Leases

The Company leases certain properties and buildings (including manufacturing facilities, warehouses, and office spaces) and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists of operating leases which expire at various dates through 2028.

In August 2020, the Company completed its relocation of its corporate headquarters from Oakland, California to Plano, Texas and establish a new U.S.-based Engineering Center of Excellence in Plano. In September 2020, the Company entered into a lease agreement for additional office space at its headquarters in Plano, TX. On the commencement date of this lease in March 2021, the Company recognized an aggregate of approximately $1.7 million in right-of-use assets and operating lease liabilities in connection with these leases.

During the three months ended March 31, 2021, the Company recorded $4.2 million in impairment charges on ROU assets, including $2.5 million related to the restructuring in Hanover, Germany and $1.7 million related to consolidating certain non-manufacturing facilities into our new headquarters facility in Plano, Texas. See Note 9 Restructuring and Other Charges for further information about the Company's restructuring activities in Hanover, Germany.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$1,362	$1,410
Short-term lease cost	197	36
Total net lease cost	$1,559	$1,446

Variable lease cost was not significant for the three months ended March 31, 2021 and 2020.

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating cash outflows from operating leases	$1,391	$1,403
ROU assets obtained in exchange for operating lease obligations	$1,800	$26

The following table presents the weighted average remaining lease term and weighted average discount rates related to the Company’s operating leases as of March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021	December 31, 2020
Lease Assets and Liabilities
Assets:
Right-of-use assets from operating leases	$14,535	$18,483

Liabilities:
Operating lease liabilities - current	$4,435	$4,494
Operating lease liabilities - non-current	16,154	15,959
Total operating lease liabilities	$20,589	$20,453

	March 31, 2021	December 31, 2020
Weighted average remaining lease term	4.7 years	4.6 years
Weighted average discount rate	5.7%	5.7%

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2021 (in thousands):

Remainder of 2021	$4,076
2022	5,235
2023	4,814
2024	4,330
2025	2,579
Thereafter	2,457
Total operating lease payments	23,491
Less: imputed interest	(2,902)
Total operating lease liabilities	$20,589

(14) Commitments and Contingencies

Performance Bonds

In the normal course of operations, from time to time, the Company arranges for the issuance of various types of performance bonds, such as performance, warranty, and bid bonds, in the form of bank guarantees or surety bonds. These instruments are arrangements under which the financial institution provides a financial guarantee that the Company will perform in accordance with contractual or legal obligations. As of March 31, 2021, the Company had $10.5 of performance bonds in the form of bank guarantees or surety bonds guaranteed by third parties.

Contingent Consideration

The Company has, as part of the Optelian purchase agreement, a contingent liability payable to the sellers. The contingent consideration is payable based on the achievement of certain future performance targets during the three-year period following the acquisition date. The Company records changes in the fair value of contingent consideration liabilities within operating expenses in the unaudited condensed consolidated statement of operations during the period in which a change in the estimate of fair value is made. Refer to Note 2 Business Combinations for further information.

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

(15) Income Taxes

Income tax expense for the three months ended March 31, 2021 was approximately $0.9 million, on pre-tax loss of $22.3 million. There was no income tax expense for the three months ended March 31, 2020 on pre-tax loss of $8.8 million.

As of March 31, 2021, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in North America and EMEA and taxable income generated by the Company’s wholly owned foreign subsidiaries in Asia.

The total amount of unrecognized tax benefits, including interest and penalties, at March 31, 2021 was $1.3 million. There were no significant changes to unrecognized tax benefits during the three months ended March 31, 2021. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months.

(16) Enterprise-Wide Information

The Company is a global provider of ultra-broadband network access solutions and communications platforms deployed by advanced Tier 1, national and regional service providers and enterprise customers. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the Company unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure. The Company’s chief operating decision maker is the Company’s Chief Executive Officer, who reviews financial information presented on a consolidated basis accompanied with disaggregated revenues by geographic region for purposes of making operating decisions and assessing financial performance.

The Company attributes revenue from customers to individual countries based on location shipped. Refer to Note 1(e) Disaggregation of Revenue for the required disclosures on geographical concentrations and revenues by source.

The Company's property, plant and equipment, net of accumulated depreciation, were located in the following geographical areas (in thousands) as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
United States	$3,594	$2,878
Korea	2,294	2,472
Japan	870	952
Canada	619	—
Germany	412	761
Other	91	83
	$7,880	$7,146

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

•	our ability to realize the anticipated cost savings, synergies and other benefits of the Company’s acquisitions and any integration risks relating to the Company’s acquisitions;

•	our ability to generate sufficient revenue to achieve or sustain profitability;

•	our ability to raise additional capital to fund existing and future operations or to refinance or repay our existing indebtedness;

•	our ability to hire and retain key management and other personnel;

•	defects or other performance problems in our products;

•	any economic slowdown in the telecommunications industry that restricts or delays the purchase of our products by our customers, or delays in payments of accounts receivable by our customers;

•	commercial acceptance of our products;

•	intense competition in the communications equipment market from large equipment companies as well as private companies with products that address the same network needs as our products;

•	higher than anticipated expenses that we may incur;

•	any failure to comply with the periodic report filing and other requirements of The Nasdaq Stock Market for continued listing;

•	our ability to meet future customer demands, by utilizing outsourced manufacturers and based on the availability of raw material component parts;

•	material weaknesses or other deficiencies in our internal control over financial reporting; and

•	additional factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 and from time to time in our other reports filed with the SEC.

You are urged to consider these factors carefully in evaluating the forward-looking statements herein and are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by this cautionary statement.

OVERVIEW

We are a global provider of packet-based mobile transport, broadband access, network orchestration and cloud-native automation solutions deployed by advanced Tier I, national and regional service providers and enterprise customers. Our solutions are deployed worldwide. Our intelligent-edge solutions are focused on creating significant value for our customers by delivering innovative solutions that empower global communication advancement by shaping the internet connection experience.

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

•

DZS Cronos portfolio - Mobile Transport. Our mobile transport products provide a robust, manageable and scalable solution for mobile operators that enable them to upgrade their mobile fronthaul/midhaul/backhaul (“xHaul”) systems and migrate to fifth generation wireless technologies (“5G”) and beyond. Our mobile xHaul products may be collocated at the radio access node base station and can aggregate multiple radio access node base stations into a single backhaul for delivery of mobile traffic to the radio access node network controller. Our products support pure Ethernet switching as well as layer 3 IP and Multiprotocol Label Switching (“MPLS”), and we interoperate with other vendors in these networks.

•

DZS Velocity portfolio - Fixed Broadband Access. Our fixed broadband access products offer a variety of solutions for carriers and service providers to connect residential and business customers, either using high-speed fiber or leveraging their existing deployed copper networks to offer broadband services to customer premises. Once our broadband access products are deployed, the service provider can offer voice, high-definition and ultra-high-definition video, highspeed internet access and business class services to their customers. In addition, the switching and routing products we provide in this space offer a high-performance and manageable solution that bridges the gap from carrier access technologies to the core network. Connected premises products are designed for high bandwidth services being deployed to the home or business. Our connected premises portfolio consists of indoor/outdoor ONT gateways delivering best-in-class data throughout to support the most demanding FTTx applications. The product feature set gives service providers an elegant migration path from legacy to softswitch architectures without replacing optical network terminals (“ONTs”).

In addition, we have our DZS Cloud portfolio and our DZS Helix portfolio. DZS Cloud accelerates our software capabilities specifically in the areas of network orchestration, application slicing, automation, analytics, and service assurance. Communications service providers are implementing software defined networking (“SDN”) and network functions virtualization (“NFV”) architectures to reduce reliance on proprietary systems and hardware, which increase service agility, flexibility, and deployment of new network services while lowering costs. DZS Helix is our connected premises product portfolio, offering a large collection of smart gateway platforms for any FTTx deployment.

Going forward, our key financial objectives include the following:

•	Increasing revenue while continuing to carefully control costs;
•	Continuing investments in strategic research and product development activities that will provide the maximum potential return on investment; and
•	Minimizing consumption of our cash and cash equivalents.

RECENT DEVELOPMENTS

On March 8, 2021, we made the strategic decision, subject to the proper involvement of the employee representatives, to transition DZS GmbH to a sales and research and development center. Negotiations are being held with the works council in Germany on a reconciliation of interests and a social plan. DZS GmbH is expecting to reduce headcount by approximately 100 employees.

On March 3, 2021, we acquired substantially all of the assets of RIFT, Inc., a software defined orchestration, automation and network slicing provider.

On February 5, 2021, we acquired Optelian Access Networks Corporation, a leading optical networking solution provider based in Ottawa, Ontario, Canada, and its portfolio of optical transport solutions.

On January 26, 2021, we issued 4.6 million shares of common stock in an underwritten public offering pursuant to an underwriters’ agreement (including 0.6 million shares issued pursuant to the underwriters’ option to purchase additional shares) at a price of $14.00 per share. The equity offering closed on January 29, 2021 and resulted in gross proceeds of approximately $64.4 million and net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $59.5 million. We used a portion of the net proceeds from the equity offering to pay off the entire outstanding balance of debt with related parties.

RESULTS OF OPERATIONS

We list in the table below the unaudited condensed consolidated statement of comprehensive (loss) income as a percentage of total net revenue for the periods indicated.

	Three Months Ended March 31,
	2021	2020
Net revenue	100%	100%
Cost of revenue	65%	66%
Gross profit	35%	34%
Operating expenses:
Research and product development	14%	21%
Selling, marketing, general and administrative	39%	28%
Restructuring and other charges	8%	—
Impairment of long-lived assets	2%	—
Amortization of intangible assets	1%	1%
Total operating expenses	64%	50%
Operating income (loss)	(29)%	(16)%
Interest income	—	—
Interest expense	—	(1)%
Loss on extinguishment of debt	—	(3)%
Other income (expense), net	1%	2%
Income (loss) before income taxes	(28)%	(18)%
Income tax provision (benefit)	1%	—
Net income (loss)	(29)%	(18)%

Net Revenue

The following table presents our revenues by source (in millions):

	Three Months Ended March 31,
	2021	2020	Increase/ (Decrease)	% change
Products	$76.2	$42.7	$33.5	78.5%
Services	4.8	4.8	—	0.4%
Total	$81.0	$47.5	$33.5	70.7%

For the three months ended March 31, 2021, product revenue increased by 78.5% or $33.5 million to $76.2 million from $42.7 million in the same period last year. The increase in product revenue during the period was primarily attributable to increased sales of our mobile transport and fixed broadband projects and partly as a result of recovering from the impacts of the early onset of the COVID-19 pandemic in the first quarter of 2020. For the three months ended March 31, 2021, service revenue of $4.8 million was consistent with the same period last year.

The following table presents our revenues by geographical concentration (in millions):

	Three Months Ended March 31,
	2021	2020	Increase/ (Decrease)	% change
Revenue by geography:
Americas	$20.2	$11.7	$8.5	72.4%
Europe, Middle East, Africa	17.9	11.3	6.6	58.0%
Asia	42.9	24.5	18.4	75.0%
Total	$81.0	$47.5	$33.5	70.7%

From a geographical perspective, the increase in net revenue for the three months ended March 31, 2021 was attributable to increased revenue in all regions and was partly attributed to impacts from the worldwide COVID-19 pandemic in the first quarter of 2020. In addition, the increase in Asia was also attributable to increased revenue related to next generation mobile edge access transport and fixed broadband access solutions.

For the three months ended March 31, 2021, two customers accounted for 18% and 10% of net revenue, respectively. For the three months ended March 31, 2020, two customers accounted for 14% and 10% of net revenue, respectively.

We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large customers. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue increased 68.1% to $52.9 million for the three months ended March 31, 2021, compared to $31.5 million for March 31, 2020. Total cost of revenue was 65.3% of net revenue for the three months ended March 31, 2021, compared to 66.3% of net revenue for the three months ended March 31, 2020, which resulted in an increase in gross profit percentage to 34.7% for the three months ended March 31, 2021 from 33.7% for the three months ended March 31, 2020. The increase in total cost of revenue was primarily due to the increase in number and mix of products sold, including the geographic mix of those sales.

We expect that in the future our cost of revenue as a percentage of net revenue will vary depending on the geographic and product mix and average selling prices of products sold. In addition, continued competitive and economic pressures could cause us to reduce our prices, adjust the carrying values of our inventory, or recognize inventory expenses relating to discontinued products and excess or obsolete inventory.

Research and Product Development Expenses

Research and product development expenses include personnel costs, outside contractor and consulting services, depreciation on lab equipment, costs of prototypes and overhead allocations. Research and product development expenses increased by 14.5% to $11.1 million for the three months ended March 31, 2021 compared to $9.7 million for the three months ended March 31, 2020, mainly due to strategic hiring decisions in research, development, and product line management in the second half of 2020 and into the first quarter of 2021 with the intent to accelerate growth and capture market share.

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

Selling, marketing, general and administrative expenses increased $18.3 million or 135.6% to $31.8 million for the three months ended March 31, 2021 compared to $13.5 million for the three months ended March 31, 2020. The increase in selling, marketing, general and administrative expenses was primarily due to the increase in allowance for doubtful accounts for one customer in India by $14.2 million. Refer to Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements, for further information on the bad debt expense. The increase was also partially due to strategic hiring decisions across sales and administration in the second half of 2020 and into the first quarter of 2021 with the intent to accelerate growth and capture market share.

Restructuring and Other Charges

Restructuring and other charges for the three months ended March 31, 2021 was $6.3 million, and relate to the restructuring activities related to Hanover, Germany. See Note 9 Restructuring and Other Charges of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information.

Impairment of Long-lived Assets

Impairment of long-lived assets for the three months ended March 31, 2021 was $1.7 million, and relates to the consolidation of office space in the United States. See Note 13 Leases of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information.

Income Tax Provision

Income tax expense for the three months ended March 31, 2021 was $0.9 million, on pre-tax loss of $22.3 million. There was no income tax expense for the three months ended March 31, 2020 on pre-tax loss of $8.8 million. For the three months ended March 31, 2021, the effective income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in North America and EMEA and the mix of earnings generated by our wholly owned foreign subsidiaries in Asia.

OTHER PERFORMANCE MEASURES

In managing our business and assessing our financial performance, we supplement the information provided by our U.S. GAAP results with adjusted earnings before stock-based compensation, interest, taxes, and depreciation, or Adjusted EBITDA, a non-U.S. GAAP financial measure. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, net, (ii) provision (benefit) for taxes, (iii) depreciation and amortization, (iv) stock-based compensation, and (v) the impact of material transactions or events that we believe are not indicative of our core operating performance, such as acquisition costs, goodwill impairment, impairment of long-lived assets, loss on debt extinguishment, restructuring and other charges, headquarters relocation, executive transition, and bad debt expense related to a large customer in India, any of which may or may not be recurring in nature. We believe that the presentation of Adjusted EBITDA enhances the usefulness of our financial information by presenting a measure that management uses internally to monitor and evaluate our operating performance and to evaluate the effectiveness of our business strategies. We believe Adjusted EBITDA also assists investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes the impact of items that we do not believe reflect our core operating performance.

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

Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA, which we consider to be the most directly comparable U.S. GAAP financial measure to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(23,225)	$(8,771)
Add (deduct):
Interest expense, net	207	573
Income tax provision (benefit)	893	(5)
Depreciation and amortization	1,265	1,256
Stock-based compensation	1,352	782
Headquarters relocation	1,920	—
Restructuring and other charges	6,252	—
Acquisition costs	643	—
Executive transition	71	—
Bad debt expense*	14,206	—
Loss on debt extinguishment	—	1,369
Adjusted EBITDA	$3,584	$(4,796)

* See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to Note 1 Organization and Summary of Significant Accounting Policies in the notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by Note 1 Organization and Summary of Significant Accounting Policies in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

The following table summarizes the information regarding our cash and cash equivalents and working capital (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$56,818	$45,219
Working capital	130,713	123,285

We had a net loss of $23.2 million for the three months ended March 31, 2021 and a net loss of $8.8 million for the three months ended March 31, 2020.

As of March 31, 2021, we had an accumulated deficit of $75.5 million and working capital of $130.7 million. As of March 31, 2021, we had $56.8 million in cash and cash equivalents, which included $26.3 million in cash balances held by our international subsidiaries, and $1.8 million in aggregate principal debt.

On January 29, 2021, we closed an equity offering which resulted in gross proceeds of approximately $64.4 million and net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $59.5 million. We used a portion of the net proceeds from the equity offering to pay off the outstanding balance of debt with related parties.

We continue to focus on cost management, operating efficiency and efficient discretionary spending. In addition, if necessary, we may sell assets, issue debt or equity securities or purchase credit insurance. We may also rationalize the number of products we sell, adjust our manufacturing footprint, and reduce our operations in low margin regions, including reductions in headcount. Based on our current plans and current business conditions, we believe that these measures along with our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

In December 2019, a strain of coronavirus, now known as COVID-19, was reported to have surfaced in Wuhan, China. Since that time, the widespread and sustained transmission of the virus has reached global pandemic status. In response to the pandemic, many national and international health agencies have recommended, and many countries and state, provincial and local governments have implemented, various measures, including travel bans and restrictions, limitations on public and private gatherings, business closures or operating restrictions, social distancing, and shelter-in-place orders. The health effects of the pandemic and the above measures taken in response thereto have had an effect on the global economy in general and have materially impacted and may continue to impact on our financial condition, results of operations and cash flows. Given the ongoing and dynamic nature of the virus and the worldwide response related thereto, it is difficult to predict the full impact of the COVID-19 pandemic on our business. Due to the uncertainty around the future economic impact of the pandemic, the fair value measurements used in our impairment assessments could be negatively impacted and could result in future impairments of goodwill, intangibles and other long-lived assets. During the three months ended March 31, 2021, our revenues increased by 70.7%, compared to the three months ended March 31, 2020, however the impact of a continued COVID-19 pandemic or sustained measures taken to limit or contain the outbreak could have a material and adverse effect on our business, financial condition, results of operations, and cash flows.

In 2017, we entered into an agreement with a customer in India to supply product for a state sponsored broadband project. We billed the customer, which is a state government sponsored entity, approximately $59.0 million and collected payments of approximately $41.7 million, leaving a balance of approximately $17.3 million as of December 31, 2020. We substantially completed our obligations under the agreement in 2018, and all amounts due were billed under the terms of the agreement by December 31, 2020. The remaining $17.3 million is substantially beyond the customers contractual payment terms, and we have been actively working with the customer and third parties in India to arrange payment of the entire remaining balance of $17.3 million. We recorded an allowance for doubtful accounts of $3.1 million on December 31, 2020, for a partial payment promised but not received.  In late March 2021, the customer’s state government parent experienced difficulty passing a budget further impacting the ability of the customer to make agreed-upon partial payments to us. In light of this recent development in the first quarter of 2021, we recognized an additional allowance of $14.2 million to bring the total allowance for the customer to $17.3 million, which is the total balance as of March 31, 2021. We will continue to pursue collection of the entire outstanding balance and any amounts collected will be recognized in the period which they are received. In the event our efforts to collect from this customer prove unsuccessful, DZS may seek payment through other means, including through legal action.

Operating Activities

Net cash used in operating activities increased by $7.5 million to $6.9 million for the three months ended March 31, 2021 from net cash provided by operating activities of $0.6 million for the three months ended March 31, 2020. The increase in cash used in operating activities was primarily due to changes in operating assets and liabilities due to increases in inventory and prepaid expenses and other assets, partially offset by decreases in accounts payable.

Investing Activities

Net cash used in investing activities increased by $4.9 million to $5.5 million for the three months ended March 31, 2021 from $0.6 million for the three months ended March 31, 2020. This increase was primarily due to cash used in the Optelian and RIFT acquisitions.

Financing Activities

Net cash provided by financing activities totaled $21.3 million for the three months ended March 31, 2021 and consisted primarily of proceeds from the equity offering offset by repayments of our short-term borrowings and related party term loan. This is in comparison to cash provided by financing activities of $3.1 million for the three months ended March 31, 2020 and consisted primarily of proceeds from a related party loan, partially offset by a net outflow associated with the repayment of the PNC credit facility.

Cash Management

Our primary source of liquidity comes from our cash, cash equivalents and restricted cash, which totaled $63.8 million at March 31, 2021. Our cash, cash equivalents and restricted cash as of March 31, 2021 included $28.3 million held by our international subsidiaries.

Debt Facilities

Bank and Trade Facilities - Foreign Operations

Certain of our foreign subsidiaries have entered into various financing arrangements with foreign banks and other lending institutions consisting primarily of letter of credit trade facilities, term loans and export development loans. These facilities are renewed on an annual basis and supported by guarantees given by DNI or third parties. Payments under such facilities are made in accordance with the given lender’s amortization schedules.

As of March 31, 2021 and December 31, 2020, we had an aggregate outstanding balance of $1.8 million and $13.8 million, respectively, under such financing arrangements, and the interest rate per annum applicable to outstanding borrowings under these financing arrangements had an interest rate of zero percent as of March 31, 2021.

Related Party Debt

As of December 31, 2020, we had an aggregate outstanding balance of $29.8 million of related party debt with DNI. In January and February 2021, we paid off the outstanding balance of debt with related parties with proceeds from the issuance of shares of our common stock during January 2021.

Future Cash Requirements and Funding Sources

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

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of March 31, 2021, one customer represented 19% of net accounts receivable and net receivables from customers in countries other than the United States represented 84%. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

Operating Leases

Future minimum operating lease obligations include primarily payments for our office locations and manufacturing, research and development locations, which expire at various dates through 2028. See Note 13 Leases of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding our operating leases.

Purchase Commitments

We may have short term purchase commitments related to the purchase orders for products and services, within the normal course of business. These arrangements typically have cancellation provisions that allow us to cancel with little to no penalty.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. In the course of the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the unaudited condensed consolidated financial position or results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position, results of operations and cash flows of the period in which the ruling occurs, or future periods.

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

3.3	Amended and Restated Bylaws of DZS Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2021).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.
+	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DZS INC.

Date: May 10, 2021
	By:	/s/ Charles Daniel Vogt
	Name:	Charles Daniel Vogt
	Title:	President and Chief Executive Officer

	By:	/s/ Thomas J. Cancro
	Name:	Thomas J. Cancro
	Title:	Chief Financial Officer
(Principal Financial and
Accounting Officer)