Form 10-Q
period 2021-06-30
DZS INC.
filed 2021-08-10
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No ☒

As of August 4, 2021, there were 27,198,212 shares outstanding of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$53,927	$45,219
Restricted cash	7,032	9,200
Accounts receivable - trade, net of allowance for doubtful accounts of $17,800 as of June 30, 2021 and $4,000 as of December 31, 2020	80,338	97,253
Other receivables	11,632	9,165
Inventories	50,604	39,572
Contract assets	5,829	6,182
Prepaid expenses and other current assets	6,708	5,332
Total current assets	216,070	211,923
Property, plant and equipment, net	8,056	7,146
Right-of-use assets from operating leases	13,852	18,483
Goodwill	5,675	3,977
Intangible assets, net	6,293	3,377
Deferred tax assets	1,370	1,405
Other assets	7,449	5,919
Total assets	$258,765	$252,230
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$58,343	$49,250
Short-term debt - bank, trade facilities and secured borrowings	—	13,787
Contract liabilities	4,187	4,400
Operating lease liabilities	4,493	4,494
Accrued and other liabilities	18,469	16,707
Total current liabilities	85,492	88,638
Long-term debt - related party	—	29,754
Contract liabilities - non-current	2,671	2,471
Operating lease liabilities - non-current	15,140	15,959
Pension liabilities	19,183	20,052
Other long-term liabilities	3,796	1,777
Total liabilities	126,282	158,651
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, 36,000 shares authorized, 27,192 and 21,958 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively, at $0.001 par value	27	22
Additional paid-in capital	215,399	147,997
Accumulated other comprehensive loss	(4,123)	(2,124)
Accumulated deficit	(78,820)	(52,316)
Total stockholders’ equity	132,483	93,579
Total liabilities and stockholders’ equity	$258,765	$252,230

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenue	$82,700	$70,532	$163,731	$118,012
Cost of revenue	55,622	46,764	108,558	78,249
Gross profit	27,078	23,768	55,173	39,763
Operating expenses:
Research and product development	11,962	8,495	23,081	18,205
Selling, marketing, general and administrative	18,256	13,170	50,080	26,677
Restructuring and other charges	(908)	—	5,344	—
Impairment of long-lived assets	—	—	1,735	—
Amortization of intangible assets	314	371	576	743
Total operating expenses	29,624	22,036	80,816	45,625
Operating income (loss)	(2,546)	1,732	(25,643)	(5,862)
Interest income	19	14	61	84
Interest expense	(28)	(414)	(277)	(1,057)
Loss on extinguishment of debt	—	—	—	(1,369)
Other income (expense), net	(261)	(650)	711	110
Income (loss) before income taxes	(2,816)	682	(25,148)	(8,094)
Income tax provision (benefit)	463	838	1,356	833
Net income (loss)	(3,279)	(156)	(26,504)	(8,927)

Foreign currency translation adjustments	216	804	(2,054)	(2,631)
Actuarial gain (loss)	83	(1,171)	55	285
Comprehensive income (loss)	$(2,980)	$(523)	$(28,503)	$(11,273)
Net income (loss) per share
Basic	$(0.12)	$(0.01)	$(1.01)	$(0.42)
Diluted	$(0.12)	$(0.01)	$(1.01)	$(0.42)
Weighted average shares outstanding used to compute basic net income (loss) per share	26,982	21,529	26,120	21,502
Weighted average shares outstanding used to compute diluted net income (loss) per share	26,982	21,529	26,120	21,502

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In thousands)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	loss	deficit	equity
For the Six-Month Period Ended June 30, 2021:
Balance as of December 31, 2020	21,958	$22	$147,997	$(2,124)	$(52,316)	$93,579
Issuance of common stock in public offering, net of issuance costs	4,600	5	59,520	—	—	59,525
Exercise of stock awards and employee stock plan purchases	325	—	2,569	—	—	2,569
Stock-based compensation	—	—	1,352	—	—	1,352
Net income (loss)	—	—	—	—	(23,225)	(23,225)
Other comprehensive loss	—	—	—	(2,298)	—	(2,298)
Balance as of March 31, 2021	26,883	$27	$211,438	$(4,422)	$(75,541)	$131,502
Exercise of stock awards and employee stock plan purchases	309	—	1,967	—	—	1,967
Stock-based compensation	—	—	1,994	—	—	1,994
Net income (loss)	—	—	—	—	(3,279)	(3,279)
Other comprehensive loss	—	—	—	299	—	299
Balance as of June 30, 2021	27,192	$27	$215,399	$(4,123)	$(78,820)	$132,483

For the Six-Month Period Ended June 30, 2020:
Balance as of December 31, 2019	21,419	$21	$139,700	$(3,939)	$(29,234)	$106,548
Exercise of stock awards and employee stock plan purchases	94	—	709	—	—	709
Stock-based compensation	—	—	782	—	—	782
Net income (loss)	—	—	—	—	(8,771)	(8,771)
Other comprehensive loss	—	—	—	(1,979)	—	(1,979)
Balance as of March 31, 2020	21,513	$21	$141,191	$(5,918)	$(38,005)	$97,289
Exercise of stock awards and employee stock plan purchases	46	—	284	—	—	284
Stock-based compensation	—	—	868	—	—	868
Net income (loss)	—	—	—	—	(156)	(156)
Other comprehensive loss	—	—	—	(367)	—	(367)
Balance as of June 30, 2020	21,559	$21	$142,343	$(6,285)	$(38,161)	$97,918

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six months ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(26,504)	$(8,927)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,443	2,549
Impairment of long-lived assets	4,475	—
Loss on extinguishment of debt	—	1,343
Amortization of deferred financing costs	12	144
Stock-based compensation	3,346	1,650
Provision for inventory write-down	1,907	3,506
Allowance for doubtful accounts	14,877	118
Provision for sales returns	430	101
Provision for warranty	469	110
Unrealized gain on foreign currency transactions	(495)	(698)
Deferred taxes	111	(520)
Changes in operating assets and liabilities:
Accounts receivable	367	3,467
Inventories	(13,966)	(16,799)
Contract assets	134	5,357
Prepaid expenses and other assets	(5,690)	(3,431)
Accounts payable	11,012	6,995
Contract liabilities	(87)	1,436
Accrued and other liabilities	(1,118)	(389)
Net cash used in operating activities	(8,277)	(3,988)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,141)	(1,580)
Acquisition of business, net of cash acquired	(4,459)	—
Net cash used in investing activities	(6,600)	(1,580)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offerings, net of issuance costs	59,525	—
Proceeds from short-term borrowings and line of credit	—	8,228
Repayments of short-term borrowings and line of credit	(13,278)	(6,145)
Repayments of long-term borrowings	—	(13,125)
Proceeds from related party term loan	—	18,361
Repayments of related party term loan	(29,298)	—
Proceeds from factored accounts receivable	—	11,645
Deferred financing costs	—	(21)
Proceeds from exercise of stock awards and employee stock plan purchases	4,534	993
Net cash provided by financing activities	21,483	19,936
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(67)	(659)
Net increase in cash, cash equivalents and restricted cash	6,539	13,709
Cash, cash equivalents and restricted cash at beginning of period	54,587	33,635
Cash, cash equivalents and restricted cash at end of period	$61,126	$47,344

Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	53,927	$37,971
Restricted cash	7,032	9,211
Long-term restricted cash	167	162
	$61,126	$47,344

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest - bank and trade facilities	$83	$507
Interest - related party	$108	$465
Income taxes	$1,944	$1,879

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies

(a) Description of Business

DZS Inc. (referred to, collectively with its subsidiaries, as “DZS” or the “Company”) is a global provider of optical and packet-based mobile transport, broadband connectivity, and software defined networking solutions deployed by advanced Tier 1, national and regional service providers and enterprise customers. The Company provides a wide array of reliable, cost-effective networking technologies, including broadband access, Ethernet switching, mobile backhaul, Passive Optical LAN and software-defined networks, to a diverse customer base.

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

In December 2019, a strain of coronavirus, now known as COVID-19, was reported to have surfaced in Wuhan, China. Since that time, the widespread and sustained transmission of the virus has reached global pandemic status. In response to the pandemic, many national and international health agencies have recommended, and many countries and state, provincial and local governments have implemented, various measures, including travel bans and restrictions, limitations on public and private gatherings, business closures or operating restrictions, social distancing, and shelter-in-place orders. The health effects of the pandemic and the above measures taken in response thereto have had an effect on the global economy in general and have materially impacted and will likely continue to impact the Company’s financial condition, results of operations and cash flows. Given the ongoing and dynamic nature of the virus and the worldwide response related thereto, it is difficult to predict the full impact of the COVID-19 pandemic on our business. Due to the uncertainty around the future economic impact of the pandemic, the fair value measurements used in the Company’s impairment assessments could be negatively impacted and could result in future impairments of goodwill, intangibles and other long-lived assets. During the six months ended June 30, 2021, the Company’s revenues increased by 38.7%, compared to the six months ended June 30, 2020, however the impact of a continued COVID-19 pandemic or sustained measures taken to limit or contain the outbreak could have a material and adverse effect on our business, financial condition, results of operations, and cash flows.

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

(e) Disaggregation of Revenue

The following table presents revenues by source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue by source:
Products	$77,920	$66,203	$154,172	$108,922
Services	4,780	4,329	9,559	9,090
Total	$82,700	$70,532	$163,731	$118,012

The following table present revenues by geographical concentration (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue by geography:
Americas	$26,513	$15,135	$46,682	$26,837
Europe, Middle East, Africa	16,701	16,437	34,619	27,776
Asia	39,486	38,960	82,430	63,399
Total	$82,700	$70,532	$163,731	$118,012

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

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts based upon the expected collectability of accounts receivable. The Company bases its allowance on periodic assessments of its customers’ liquidity and financial condition through analysis of information obtained from credit rating agencies, financial statement review and historical and current collection trends, as well as on specific balances where collectability may be uncertain.

For the three months ended June 30, 2021, two customers accounted for 22% and 14% of net revenue, respectively. For the six months ended June 30, 2021, two customers accounted for 20% and 12% of net revenue, respectively. For the three months ended June 30, 2020, one customer accounted for 19% of net revenue. For the six months ended June 30, 2020, one customer accounted for 11% of net revenue.

As of June 30, 2021, one customer represented 23% of net accounts receivable. As of December 31, 2020, two customers represented 17% and 16% of net accounts receivable, respectively.

As of June 30, 2021, and December 31, 2020, net accounts receivables from customers in countries other than the United States represented 77% and 89%, respectively.

In 2017, the Company entered into an agreement with a customer in India to supply product for a state sponsored broadband project. The Company billed the customer, which is a state government sponsored entity, approximately $59.0 million and collected payments of approximately $41.7 million, leaving a balance of approximately $17.3 million as of December 31, 2020. The Company substantially completed its obligations under the agreement in 2018, and all amounts due were billed under the terms of the agreement by December 31, 2020. The remaining $17.3 million is substantially beyond the customers contractual payment terms, and the Company has been actively working with the customer and third parties in India to arrange payment of the entire remaining balance of $17.3 million. The Company recorded an allowance for doubtful accounts of $3.1 million on December 31, 2020, for a partial payment promised but not received.  In late March 2021, the customer’s state government parent experienced difficulty passing a budget further impacting the ability of the customer to make agreed-upon partial payments to us. In light of this development, the Company recognized an additional allowance of $14.2 million during the three months ended March 31, 2021, to bring the total allowance for the customer to $17.3 million, which is the total balance as of June 30, 2021. The Company will continue to pursue collection of the entire outstanding balance and any amounts collected will be recognized in the period which they are received. In the event the Company’s efforts to collect from this customer prove unsuccessful, DZS may seek payment through other means, including through legal action.

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

(h) Restructuring and Other Charges

Restructuring and other charges primarily consists of severance and other termination benefits and non-cash impairment charges related to right-of-use assets from operating leases related to the restructuring activities in Hanover, Germany and Ottawa, Canada. The Company recognizes contractual termination benefits when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated. The Company will recognize one-time employee termination benefits when (i) management commits to a plan of termination, (ii) the plan identifies the number of employees to be terminated, their job classifications or functions and their locations, and the expected completion date, (iii) the plan establishes the terms of the benefit arrangement in sufficient detail to enable employees to determine the type and amount of benefits they will receive, and (iv) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. These charges are included in restructuring and other charges in the unaudited condensed consolidated statement of comprehensive income (loss). Refer to Note 9 Restructuring and Other Charges for further information.

(i) Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019 and May 2019, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, and ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, which provided additional implementation guidance on the previously issued ASU. The Company expects to adopt the updated guidance on January 1, 2022, utilizing the modified retrospective transition method through a cumulative-effect adjustment to retained earnings. The ASU is not expected to have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04 (Topic 848), Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. The standard was effective upon issuance and may generally be applied through December 31, 2022, to any new or amended contracts, hedging relationships, and other transactions that reference LIBOR. The ASU is not expected to have a material impact on our consolidated financial statements.

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

Optelian was a leading optical networking solution provider. This acquisition introduced the “O-Series” to the DZS portfolio of carrier grade optical networking products with 100 gigabits per second (Gig) and above capability, expanding DZS product portfolios by providing environmentally hardened, high capacity, and flexible solutions at the network edge.

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

The payment to shareholders and option holders includes a $0.3 million holdback and $1.9 million contingent consideration based on a certain percentage of future revenue of certain Optelian products through the end of 2023.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The carrying values of financial instruments such as cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature.

The Company classifies its contingent liability within Level 3 as it includes inputs not observable in the market. The Company estimates the fair value of contingent consideration as the present value of the expected contingent payments, determined using the revenue forecast for certain Optelian products through the end of 2023. The fair value of contingent liability is generally sensitive to changes in the revenue forecast.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$53,927	-	-	$53,927
Restricted cash	7,032	-	-	7,032
Contingent liability	-	-	2,098	2,098
Total	$60,959	$-	$2,098	$63,057

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$45,219	-	-	$45,219
Restricted cash	9,200	-	-	9,200
Total	$54,419	$-	$-	$54,419

The change in fair value of the Company’s contingent liability is included in selling, marketing, general and administrative expenses on the unaudited condensed consolidated statement of comprehensive income (loss). The following table reconciles the beginning and ending balances of the Company’s Level 3 contingent liability (in thousands):

Six Months Ended
June 30,2021
Balance at the beginning of the period	$-
Initial fair value of contingent liability	1,897
Net change in fair value	201
Balance at the end of the period	$2,098

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis:

In conjunction with the restructuring in Hanover, Germany and the headquarters relocation to Plano, Texas, we wrote down certain long-lived assets held and used to their fair value of $0.2 million, resulting in an impairment charge of $4.5 million, which was included in earnings for the period. The impaired long-lived assets primarily consisted of right-of-use assets, and we used estimated sub-lease payment data to fair value the respective assets. We concluded that this fair value measurement should be categorized within Level 2.

(4) Cash, Cash Equivalents and Restricted Cash

As of June 30, 2021 and December 31, 2020, the Company's cash, cash equivalents and restricted cash consisted of financial deposits. Cash, cash equivalents and restricted cash held within the U.S. are held at FDIC insured depository institutions. Cash, cash equivalents and restricted cash held outside the U.S. totaled $24.4 million and $32.2 million as of June 30, 2021 and December 31, 2020, respectively. Restricted cash consisted primarily of cash restricted for performance bonds, warranty bonds and collateral for borrowings. Long-term restricted cash was $0.2 million as of June 30, 2021 and December 31, 2020 and is included in other assets on the unaudited condensed consolidated balance sheets.

(5) Balance Sheet Details

Balance sheet detail as of June 30, 2021 and December 31, 2020 is as follows (in thousands):

Inventories

	June 30, 2021	December 31, 2020
Raw materials	$25,960	$16,962
Work in process	2,437	1,486
Finished goods	22,207	21,124
Total inventories	$50,604	$39,572

Inventories are stated at the lower of cost or net realizable value, with cost being computed based on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. The Company had no inventories provided as collateral for borrowings from Export-Import Bank of Korea as of June 30, 2021 compared to $9.6 million as of December 31, 2020.

Property, plant and equipment

	June 30, 2021	December 31, 2020
Property, plant and equipment, net:
Machinery and equipment	$14,245	$13,656
Leasehold improvements	5,158	4,633
Computers and software	3,097	2,829
Furniture and fixtures	1,564	1,123
Other	941	716
	25,005	22,957
Less: accumulated depreciation and amortization	(16,678)	(15,445)
Less: government grants	(271)	(366)
Total property, plant and equipment, net	$8,056	$7,146

Depreciation expense associated with property, plant and equipment for the three and six months ended June 30, 2021 was $0.7 million and $1.6 million, respectively. Depreciation expense associated with property, plant and equipment for the three and six months ended June 30, 2020 was $0.5 million and $1.0 million, respectively.

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

	Six Months Ended June 30,
	2021	2020
Balance at the beginning of the period	$1,522	$1,610
Charged to cost of revenue	469	110
Claims and settlements	(491)	(771)
Foreign exchange impact	63	(28)
Balance at the end of the period	$1,563	$921

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

The opening and closing balances of current and long-term contract assets and contract liabilities related to contracts with customers are as follows:

	Contract assets	Contract liabilities
December 31, 2020	$6,182	$6,871
June 30, 2021	6,065	6,858
Increase (decrease)	$(117)	$(13)

The decrease in contract assets during the six months ended June 30, 2021 was primarily due to invoicing that occurred in 2021 from unbilled balances reflected as contract assets as of December 31, 2020.

The decrease in contract liabilities during the six months ended June 30, 2021 was primarily due to the revenue recognition criteria being met for previously deferred revenue, partially offset by invoiced amounts that did not yet meet the revenue recognition criteria. The amount of revenue recognized in the six months ended June 30, 2021 that was included in the prior period contract liability balance was $2.9 million. This revenue consists of services provided to customers who had been invoiced prior to the current year. We expect to recognize approximately 61% of outstanding contract liabilities as revenue over the next 12 months and the remainder thereafter.

The balance of contract cost deferred as of June 30, 2021 and December 31, 2020 was $0.3 million and $0.5 million, respectively. During the six months ended June 30, 2021, the Company recorded $0.4 million in amortization related to contract cost deferred as of December 31, 2020.

(6) Goodwill and Intangible Assets

The following table summarizes the activity related to goodwill (in thousands):

	June 30,
	2021	2020
Balance at the beginning of the period, gross	$4,980	$4,980
Accumulated impairment at the beginning of the period	(1,003)	(1,003)
Goodwill from acquisitions	1,698	-
Balance at the end of the period	$5,675	$3,977

During the six months ended June 30, 2021, the Company recorded goodwill of $1.5 million related to the acquisition of Optelian and $0.2 million related to the acquisition of RIFT, which was allocated to the Americas reporting unit. Refer to Note 2 Business Combinations for further information. The accumulated impairment of goodwill was $1.0 million as of both June 30, 2021 and 2020.

Intangible assets consisted of the following (in thousands):

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$5,477	$(3,157)	$2,320
Customer relationships	5,740	(2,574)	3,166
In-process research and development	880	(73)	807
Total intangible assets, net	$12,097	$(5,804)	$6,293

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$3,060	$(2,652)	$408
Customer relationships	5,240	(2,271)	2,969
Total intangible assets, net	$8,300	$(4,923)	$3,377

During the six months ended June 30, 2021, the Company recorded $2.4 million, $0.5 million and $0.9 million in developed technology, customer relationships and in-process research and development, respectively, related to the acquisitions of Optelian and RIFT. Refer to Note 2 Business Combinations for further information.

The following table summarizes the activity related to intangible assets, net (in thousands):

	June 30, 2021
	2021	2020
Balance at the beginning of the period	$3,377	$12,381
Intangible assets from acquisitions	3,797	-
Less: amortization expense	(881)	(1,534)
Foreign exchange impact	-	(9)
Balance at the end of the period	$6,293	$10,838

Amortization expense associated with intangible assets for the six months ended June 30, 2021 and 2020 was $0.9 million and $1.5 million, respectively.

The following table presents the future amortization expense of the Company’s intangible assets as of June 30, 2021 (in thousands):

Remainder of 2021	$744
2022	1,283
2023	1,283
2024	1,283
2025	1,283
Thereafter	417
Total	$6,293

(7) Debt

As of June 30, 2021, the Company had no debt obligations. During the first half of 2021, the Company paid off the outstanding balance of debt with related parties, foreign banks and other lending institutions. The Company has no contractual principal payments due in the next five years.

The following tables summarize the Company’s debt as of the beginning of the period (in thousands):

	December 31, 2020
	Short-term	Long-term	Total
Bank and Trade Facilities - Foreign Operations	$13,787	$—	$13,787
Related Party	—	29,766	29,766
	13,787	29,766	43,553
Less: unamortized deferred financing costs	—	(12)	(12)
	$13,787	$29,754	$43,541

Bank and Trade Facilities - Foreign Operations

During prior periods, certain of the Company's foreign subsidiaries entered into financing arrangements with foreign banks and other lending institutions consisting primarily of revolving lines of credit, trade facilities, term loans and export development loans. As of December 31, 2020, the Company had an aggregate outstanding balance of $13.8 million under such financing arrangements. The weighted average borrowing rates as of December 31, 2020 was 1.8%. As of June 30, 2021, the Company had no outstanding balances under such financing arrangements.

 As of June 30, 2021 and December 31, 2020, the Company had $12.0 million and $19.0 million, respectively, available to draw under its letter of credit facilities with NongHyup Bank and Korea Development Bank. As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under these credit facilities.

Related Party Debt

In February 2016, the Company borrowed $1.8 million from DASAN Networks, Inc. (“DNI”) for capital investment with an interest rate of 4.6% per annum, payable annually. In January 2021, the entire outstanding balance on this term loan was repaid.

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

Interest expense on related party borrowings was $0.1 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the Company had no borrowings outstanding from related parties.

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

(8) Employee Benefit Plans

Defined Contribution Plans

In the U.S., the Company maintains a 401(k) plan for its employees whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company made discretionary contributions to the plan in 2021. For the three and six months ended June 30, 2021, the Company recorded an expense of $0.2 million and $0.3 million, respectively, compared to no expense for the three and six months ended June 30, 2020.

The Company maintains a defined contribution plan for its employees in Korea. Under the defined contribution plan, the Company contributes the equivalent of 8.3% of an employee's gross salary into the plan. For the three months ended June 30, 2021 and June 30, 2020, the Company recorded an expense of $0.3 million, respectively. For the six months ended June 30, 2021 and June 30, 2020, the Company recorded an expense of $0.6 million, respectively.

Defined Benefit Plans

The Company sponsors defined benefit plans for its employees in Germany and Japan. Defined benefit plans provide pension benefits based on compensation and years of service. The Germany plans were frozen as of September 30, 2003 and have not been offered to new employees after that date. The Company has recorded the underfunded status as of June 30, 2021 and December 31, 2020, respectively, as a long-term liability on the unaudited condensed consolidated balance sheets. The accumulated benefit obligation for the plans in Germany and Japan was $19.2 million and $20.1 million as of June 30, 2021 and December 31, 2020, respectively. Periodic benefit costs for the three months ended June 30, 2021 and 2020 were $0.1 million, respectively. Periodic benefit costs for the six months ended June 30, 2021 and 2020 were $0.2 million, respectively.

The Company holds life insurance contracts, with the Company as beneficiary, in the amount of $3.4 million as of June 30, 2021 and $3.5 million as of December 31, 2020, respectively, related to individuals under the pension plans. These insurance contracts are classified as other assets on the Company’s unaudited condensed consolidated balance sheet. The Company intends to use any proceeds from these policies to fund the pension plans. However, since the Company is the beneficiary on these policies, these assets have not been designated pension plan assets.

(9) Restructuring and Other Charges

On March 8, 2021, the Company made the strategic decision to transition DZS GmbH to a sales and research and development center by the end of 2021. The Company incurred restructuring and other charges of approximately $5.3 million for the six months ended June 30, 2021, consisting primarily of termination related benefits of $2.4 million, an impairment charge of $2.5 million related to right-of-use assets from operating leases, and $0.4 million of other charges. On July 15, 2021, the Company came to an agreement with the works council and entered into a social plan that covers statutory benefits and one-time employee termination benefits. The Company accounted for the statutory benefit obligations in accordance with ASC 712, Nonretirement Postemployment Benefits, and recognized an initial liability of $3.5 million as of March 31, 2021, representing the best estimate of the statutory liability. As a result of the negotiations with the works council, the Company agreed to a reduced statutory benefit obligation, as reflected in the reduction to restructuring and other charges in the statement of operations during the three months ended June 30, 2021 of $0.9 million. The Company will account for the one-time employee termination benefits in accordance with ASC 420, Exit or Disposal Cost Obligations, and will recognize the respective liability when the final terms of the benefit arrangement are communicated to the affected employees in the third quarter of 2021.

In May, 2021, the Company made the strategic decision to relocate manufacturing function of Optelian to Seminole, Florida and eliminate redundant workforces. As part of the restructuring activity, the Company will move certain fixed assets, including manufacturing equipment, to the US. The Company incurred restructuring and other charges of approximately $0.3 million for the six months ended June 30, 2021, consisting primarily of termination related benefits.

The following table summarizes the activity related to the accrued restructuring costs for the six months ended June 30, 2021 (in thousands):

June 30,
2021
Balance at the beginning of the period	$—
Restructuring charges	2,636
Cash payments	(139)
Foreign exchange impact	51
Balance at the end of the period	$2,548

(10) Related Party Transactions

Related Party Debt and Guarantees

As of June 30, 2021, the Company had no outstanding borrowings from related parties compared to $29.8 million as of December 31, 2020. See Note 7 Debt for further information about the Company’s related party debt.

The following table sets forth payment guarantees of the Company's obligations as of June 30, 2021 that have been provided by DNI. DNI owns approximately 37.1% of the outstanding shares of the Company's common stock. The amount guaranteed exceeds the principal amounts of outstanding obligations due to collateral requirements by the banks.

Guarantor	Amount Guaranteed (in thousands)	Description of Obligations Guaranteed
DNI	6,000	Letter of credit facility with NongHyup Bank
DNI	8,400	Letter of credit facility with Korea Development Bank
DNI	6,372	Payment guarantee to Industrial Bank of Korea
DNI	4,699	Payment guarantee to Shinhan Bank
	$25,471

Other Related Party Transactions

Sales, cost of revenue, research and product development, selling, marketing, general and administrative, interest expense and other expenses to and from related parties were as follows (in thousands) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
Counterparty	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	$141	$92	$262	$389	$—	$53
Dasan Invest*	—	10	45	20	—	—
	$141	$102	$307	$409	$—	$53

	Three Months Ended June 30, 2020
Counterparty	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	$1,363	$1,220	$192	$330	$288	$84
Dasan Invest*	—	12	48	17	—	—
	$1,363	$1,232	$240	$347	$288	$84

	Six Months Ended June 30, 2021
Counterparty	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	$1,911	$1,746	$523	$791	$132	$138
Dasan Invest*	—	20	91	38	—	—
	$1,911	$1,766	$614	$829	$132	$138

	Six Months Ended June 30, 2020
Counterparty	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	$1,525	$1,402	$384	$660	$439	$170
Dasan Invest*	—	20	81	55	—	—
	$1,525	$1,422	$465	$715	$439	$170

* Dasan Invest indirectly holds 3.8% of DNI’s shares.

The Company has entered into sales agreements with DNI to sell certain finished goods produced by the Company. The Company also has an agreement with DNI in which DNI acts as a sales channel to third party customers. The above transactions are included in sales and cost of revenue on the unaudited condensed consolidated statement of comprehensive income (loss). Sales to DNI are recorded net of royalty fees for a sales channel arrangement.

DNS California shares human resources, treasury and other administrative support with DNI. As such, the Company entered into certain service sharing agreements with DNI and certain of its subsidiaries for the shared office space and shared administrative services.

DNS Korea has two separate lease agreements with DNI related to the lease of office space and warehouse facilities. Operating lease cost related to these leases totaled 0.5 million and $0.4 million, for three months ended June 30, 2021 and 2020, respectively. Operating lease cost related to these leases totaled $0.9 million for the six months ended June 30, 2021 and 2020, respectively. Operating lease expense is allocated between cost of revenue, research and product development, and selling, marketing, general and administrative expenses on the unaudited condensed consolidated statement of comprehensive income (loss). As of June 30, 2021, the right-of-use asset and operating lease liability related to these leases were $7.5 million. As of December 31, 2020, the right-of-use asset and operating lease liability related to these leases were $8.6 million.

The Company has an agreement with Dasan Invest to provide IT services for the Company. The respective expense is allocated between cost of revenue, research and product development, and selling, marketing, general and administrative expenses on the unaudited condensed consolidated statement of comprehensive income (loss).

Interest expense represents interest paid to DNI for the related party debt. Refer to Note 7 Debt for further information.

Other expenses represent expenses to DNI for its payment guarantees relating to the Company's borrowings. The Company pays DNI a guarantee fee which is calculated as 0.9% of the guaranteed amount. Refer to the table above for further information about obligations guaranteed by DNI.

Balances of Receivables and Payables with Related Parties

Balances of receivables and payables arising from sales and purchases of goods and services with related parties as of June 30, 2021 and December 31, 2020 were included in the following balance sheet captions on the unaudited condensed consolidated balance sheets, as follows (in thousands):

	As of June 30, 2021
Counterparty	Account receivables	Other receivables	Other assets	Loans Payable	Accounts payable
DNI	$183	$215	$727	$—	$549
Dasan Invest*	—	—	—	—	27
	$183	$215	$727	$—	$576

	As of December 31, 2020
Counterparty	Account receivables	Other receivables	Other assets	Loans Payable	Accounts payable
DNI	$2,278	$247	$755	$29,754	$1,552
Dasan Invest*	—	—	—	—	32
	$2,278	$247	$755	$29,754	$1,584

* Dasan Invest indirectly holds 3.8% of DNI’s shares.

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

The following table is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation (in thousands, except per share data) for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(3,279)	$(156)	$(26,504)	$(8,927)
Weighted average number of shares outstanding:
Basic	26,982	21,529	26,120	21,502
Effect of dilutive securities:
Stock options, restricted stock units and share awards	—	—	—	—
Diluted	26,982	21,529	26,120	21,502
Net income (loss) per share:
Basic	$(0.12)	$(0.01)	$(1.01)	$(0.42)
Diluted	$(0.12)	$(0.01)	$(1.01)	$(0.42)

The following table sets forth potential common stock that is not included in the diluted net income (loss) per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Outstanding stock options	703	99	673	81
Unvested restricted stock units	228	3	212	7

(13) Leases

The Company leases certain properties and buildings (including manufacturing facilities, warehouses, and office spaces) and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists of operating leases which expire at various dates through 2028.

In August 2020, the Company completed its relocation of its corporate headquarters from Alameda, California to Plano, Texas and establish a new U.S.-based Engineering Center of Excellence in Plano. In September 2020, the Company entered into a lease agreement for additional office space at its headquarters in Plano, TX. On the commencement date of this lease in March 2021, the Company recognized an aggregate of approximately $1.7 million in right-of-use assets and operating lease liabilities in connection with these leases.

During the six months ended June 30, 2021, the Company recorded $4.2 million in impairment charges on the right-of-use assets, including $2.5 million related to the restructuring in Hanover, Germany and $1.7 million related to the headquarters relocation to Plano, Texas. See Note 9 Restructuring and Other Charges for further information about the Company's restructuring activities in Hanover, Germany.

The components of lease expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating lease cost	$987	$1,358	$2,349	$2,768
Short-term lease cost	567	508	764	703
Total net lease cost	$1,554	$1,866	$3,113	$3,471

Variable lease cost was not significant for the three and six months ended June 30, 2021 and 2020.

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating cash outflows from operating leases	$1,376	$1,143	$2,767	$2,546
Right-of-use assets obtained in exchange for operating lease obligations	74	1,338	1,874	1,364

The following table presents the weighted average remaining lease term and weighted average discount rates related to the Company’s operating leases as of June 30, 2021 and December 31, 2020, respectively (in thousands, excluding years and percentages):

	June 30, 2021	December 31, 2020
Lease Assets and Liabilities
Assets:
Right-of-use assets from operating leases	$13,852	$18,483

Liabilities:
Operating lease liabilities - current	$4,493	$4,494
Operating lease liabilities - non-current	15,140	15,959
Total operating lease liabilities	$19,633	$20,453
Weighted average remaining lease term	4.4 years	4.6 years
Weighted average discount rate	5.7%	5.7%

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2021 (in thousands):

Remainder of 2021	$2,779
2022	5,255
2023	4,834
2024	4,335
2025	2,579
Thereafter	2,457
Total operating lease payments	22,239
Less: imputed interest	(2,606)
Total operating lease liabilities	$19,633

(14) Commitments and Contingencies

Performance Bonds

In the normal course of operations, from time to time, the Company arranges for the issuance of various types of performance bonds, such as performance, warranty, and bid bonds, in the form of bank guarantees or surety bonds. These instruments are arrangements under which the financial institution provides a financial guarantee that the Company will perform in accordance with contractual or legal obligations. As of June 30, 2021, the Company had $9.8 of performance bonds in the form of bank guarantees or surety bonds guaranteed by third parties.

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

(15) Income Taxes

Income tax expense for the three and six months ended June 30, 2021 was approximately $0.5 million and $1.4 million respectively, on pre-tax loss of $2.8 and pre-tax loss of $25.1 million, respectively. Income tax expense for the three and six months ended June 30, 2020 was approximately $0.8 million and $0.8 million respectively, on pre-tax income of $0.7 million and pre-tax loss $8.1, respectively.

As of June 30, 2021, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in North America and EMEA and taxable income generated by the Company’s wholly owned foreign subsidiaries in Asia.

The total amount of unrecognized tax benefits, including interest and penalties, at June 30, 2021 was $1.3 million. There were no significant changes to unrecognized tax benefits during the six months ended June 30, 2021. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months.

(16) Enterprise-Wide Information

The Company is a global provider of ultra-broadband network access solutions and communications platforms deployed by advanced Tier 1, national and regional service providers and enterprise customers. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the Company unit level. Accordingly, the Company is considered to be in a single operating segment. The Company’s chief operating decision maker is the Company’s Chief Executive Officer, who reviews financial information presented on a consolidated basis accompanied with disaggregated revenues by geographic region for purposes of making operating decisions and assessing financial performance.

The Company attributes revenue from customers to individual countries based on location shipped. Refer to Note 1(e) Disaggregation of Revenue for the required disclosures on geographical concentrations and revenues by source.

The Company's property, plant and equipment, net of accumulated depreciation, were located in the following geographical areas (in thousands) as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
United States	$3,996	$2,878
Korea	2,218	2,472
Japan	870	952
Canada	495	—
Germany	384	761
Other	93	83
	$8,056	$7,146

(17) Subsequent Events

On July 15, 2021, the Company came to an agreement with the works council in Germany, related to the negotiations around the restructuring activities of DZS GmbH, as discussed in Note 9 Restructuring and other charges. On July 15, 2021, the Company and works council agreed to the terms of and entered into a social plan that includes employee termination benefits in conjunction with the restructuring in Germany. In accordance with the plan, the Company will pay employees approximately $5.4 million in one-time severance, and transition employees to a transfer company, in the second half of 2021. The Company will account for the one-time employee termination benefits in accordance with ASC 420, Exit or Disposal Cost Obligations, and will recognize the respective liability when the final terms of the benefit arrangement are communicated to the affected employees in the third quarter of 2021. The transition of employees to a transfer company also resulted in a reduction of the statutory liability payable to employees and a reduction of the statutory liability previously accrued as of March 31, 2021. Refer to Note 9 Restructuring and other charges, for further details.

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

We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, the negative of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items in future periods; our ability to satisfy our short- and long-term cash requirements; anticipated growth and trends in our business, industry or key markets; future growth and revenues from our products; our plans and our ability to refinance or repay our existing indebtedness prior to the applicable maturity dates; our ability to access other capital to fund our future operations; future economic conditions and performance; the impact of the global outbreak of COVID-19; the impact of interest rate and foreign currency fluctuations; anticipated performance of products or services; competition; plans, objectives and strategies for future operations, including our pursuit or strategic acquisitions and our continued investment in research and development; other characterizations of future events or circumstances; and all other statements that are not statements of historical fact, are forward-looking statements within the meaning of the Securities Act and the Exchange Act. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•

the impact of the global COVID-19 pandemic on the Company’s business and operations, including as a result of travel bans related thereto, the health and wellbeing of our employees in affected areas and disruption of our supply chain;

•	our ability to realize the anticipated cost savings, synergies and other benefits of the Company’s acquisitions and any integration risks relating to the Company’s acquisitions;

•	our ability to generate sufficient revenue to achieve or sustain profitability;

•	our ability to raise additional capital to fund existing and future operations or to refinance or repay our future indebtedness;

•	our ability to hire and retain key management and other personnel;

•	defects or other performance problems in our products;

•	any economic slowdown in the telecommunications industry that restricts or delays the purchase of our products by our customers, or delays in payments of accounts receivable by our customers;

•	commercial acceptance of our products;

•	intense competition in the communications equipment market from large equipment companies as well as private companies with products that address the same network needs as our products;

•	higher than anticipated expenses that we may incur;

•	any failure to comply with the periodic report filing and other requirements of The Nasdaq Stock Market for continued listing;

•	our ability to meet future customer demands, by utilizing outsourced manufacturers and based on the availability of raw material component parts; and

•	additional factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 and from time to time in our other reports filed with the SEC.

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

•

Mobile Transport. Our DZS Chronos portfolio provide a robust, manageable and scalable solution for mobile operators that enable them to upgrade their mobile fronthaul/midhaul/backhaul (“xHaul”) systems and migrate to fifth generation wireless technologies (“5G”) and beyond. DZS Chronos provides a full range of 5G-ready xHaul solutions that are open, software-defined, and field proven. Our mobile xHaul products may be collocated at the radio access node base station and can aggregate multiple radio access node base stations into a single backhaul for delivery of mobile traffic to the radio access node network controller. Our products support pure Ethernet switching as well as layer 3 IP and Multiprotocol Label Switching (“MPLS”), and we interoperate with other vendors in these networks.

•

Fixed Broadband Access. Our DZS Velocity portfolio offer a variety of solutions for carriers and service providers to connect residential and business customers, either using high-speed fiber or leveraging their existing deployed copper networks to offer broadband services to customer premises. Once our broadband access products are deployed, the service provider can offer voice, high-definition and ultra-high-definition video, highspeed internet access and business class services to their customers. In addition, the switching and routing products we provide in this space offer a high-performance and manageable solution that bridges the gap from carrier access technologies to the core network. Connected premises products are designed for high bandwidth services being deployed to the home or business. Our connected premises portfolio consists of indoor/outdoor optical network terminal (“ONT”) gateways delivering best-in-class data throughout to support the most demanding fiber to the “x” (“FTTx”) applications. The product feature set gives service providers an elegant migration path from legacy to softswitch architectures without replacing ONTs.

•

Network Orchestration. Our DZS Cloud solution accelerates our software capabilities specifically in the areas of network orchestration, application slicing, automation, analytics, and service assurance. We offer a commercial, carrier-grade network-slicing enabled orchestration platform complementing our position with physical network devices supporting O-RAN and 5G networks. Communications service providers are implementing software defined networking (“SDN”) and network functions virtualization (“NFV”) architectures to reduce reliance on proprietary systems and hardware, which increase service agility, flexibility, and deployment of new network services while lowering costs.

•	Connected Premises. Our DZS Helix connected premises product portfolio offer a large collection of smart gateway platforms for any FTTx deployment.

Going forward, our key financial objectives include the following:

•	Increasing revenue while continuing to carefully control costs;
•	Continuing investments in strategic research and product development activities that will provide the maximum potential return on investment; and
•	Minimizing consumption of our cash and cash equivalents.

RECENT DEVELOPMENTS

On August 2, 2021, we announced the appointment of Misty Kawecki as Chief Financial Officer. Ms. Kawecki brings over 24 years of progressive finance and accounting experience at Big 4 accounting firms and public, private and private equity-owned companies to the role and will serve as a strategic advisor to the chief executive officer and the board of directors. She succeeds Tom Cancro, who served as chief financial officer since 2019.

On July 15, 2021, we came to an agreement with the works council in Germany, related to the negotiations around the restructuring activities of DZS GmbH that was announced in March 2021. The Company and works council agreed to the terms of and entered into a social plan that includes employee termination benefits. In accordance with the social plan, the Company will incur approximately $5.4 million in one-time severance expenses, in the second half of 2021. Refer to Note 9 Restructuring and other charges, in the accompanying consolidated financial statements, for further details.

RESULTS OF OPERATIONS

We list in the table below the unaudited condensed consolidated statement of comprehensive (loss) income as a percentage of total net revenue for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net revenue	100%	100%	100%	100%
Cost of revenue	67%	66%	66%	67%
Gross profit	33%	34%	34%	33%
Operating expenses:
Research and product development	14%	12%	14%	15%
Selling, marketing, general and administrative	22%	19%	31%	23%
Restructuring and other charges	(1)%	—	3%	—
Impairment of long-lived assets	—	—	1%	—
Amortization of intangible assets	—	—	—	1%
Total operating expenses	35%	31%	49%	39%
Operating income (loss)	(2)%	3%	(15)%	(6)%
Interest income	—	—	—	—
Interest expense	—	(1)%	—	(1)%
Loss on extinguishment of debt	—	—	—	(1)%
Other income (expense), net	—	(1)%	—	—
Income (loss) before income taxes	(2)%	1.0%	(15)%	(8)%
Income tax provision (benefit)	1%	1.0%	1.0%	—
Net income (loss)	(3)%	(0)%	(16)%	(8)%

Net Revenue

The following table presents our revenues by source (in millions):

	Three months ended June 30,				Six months ended June 30,
	2021	2020	Increase/ (Decrease)	% change	2021	2020	Increase/ (Decrease)	% change
Products	$77.9	$66.2	$11.7	17.7%	$154.2	$108.9	$45.3	41.6%
Services	$4.8	$4.3	0.5	11.6%	$9.6	$9.1	0.5	5.5%
Total	$82.7	$70.5	$12.2	17.3%	$163.8	$118.0	$45.8	38.8%

For the three months ended June 30, 2021, product revenue increased by 17.7% or $11.7 million to $77.9 million from $66.2 million in the same period last year. The increase in product revenue during the period was primarily attributable to increased sales of our mobile transport and fixed broadband connectivity products and partly as a result of recovering from the impacts of the COVID-19 pandemic in the second quarter of 2020. For the three months ended June 30, 2021, service revenue of $4.8 million increased by 11.6% partly due to increased product sales.

For the six months ended June 30, 2021, product revenue increased by 41.6% or $45.3 million to $154.2 million from $108.9 million in the same period last year. The increase in product revenue during the period was primarily attributable to increased sales of our mobile transport and fixed broadband connectivity products and partly as a result of recovering from the impacts of the COVID-19 pandemic in the first half of 2020. For the six months ended June 30, 2021, service revenue of $9.6 million was consistent with the same period last year.

The following table presents our revenues by geographical concentration (in millions):

	Three months ended June 30,				Six months ended June 30,
	2021	2020	Increase/ (Decrease)	% change	2021	2020	Increase/ (decrease)	% change
Revenue by geography:
Americas	$26.5	$15.1	$11.4	75.5%	$46.7	$26.8	$19.9	74.3%
Europe, Middle East, Africa	$16.7	$16.4	0.3	1.8%	$34.6	$27.8	6.8	24.5%
Asia	$39.5	$39.0	0.5	1.3%	$82.4	$63.4	19.0	30.0%
Total	$82.7	$70.5	$12.2	17.3%	$163.7	$118.0	$45.7	38.7%

From a geographical perspective, the increase in net revenue for the three months ended June 30, 2021 was attributable to increased revenue in the Americas driven by the market share gains through innovation and strategic alignment with service providers and fiber overbuilders as well as U.S. Rural Digital Opportunity Fund (RDOF) and other government broadband incentive programs. The increase in net revenue for the six months ended June 30, 2021 was attributable to increased revenue in all regions driven by our enhanced go-to-market strategy and recovery from the impacts of the early onset of the COVID-19 pandemic in the first quarter of 2020.

For the three months ended June 30, 2021, two customers accounted for 22% and 14% of net revenue, respectively. For the six months ended June 30, 2021, two customers accounted for 20% and 12% of net revenue, respectively. For the three months ended June 30, 2020, one customer accounted for 19% of net revenue. For the six months ended June 30, 2020, one customer accounted for 11% of net revenue.

We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large customers. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue increased 18.8% to $55.6 million for the three months ended June 30, 2021, compared to $46.8 million for the three months ended June 30, 2020. Total cost of revenue was 67.3% of net revenue for the three months ended June 30, 2021, compared to 66.3% of net revenue for the three months ended June 30, 2020, which resulted in a decrease in gross profit percentage to 32.7% for the three months ended June 30, 2021 from 33.7% for the three months ended June 30, 2020. The increase in total cost of revenue was primarily due to the increase in number and mix of products sold, including the geographic mix of those sales.

Total cost of revenue increased 38.9% to $108.6 million for the six months ended June 30, 2021, compared to $78.2 million for the six months ended June 30, 2020. Total cost of revenue was 66.3% of net revenue for the six months ended June 30, 2021 and for the six months ended June 30, 2020, respectively, which resulted in gross profit percentage of 33.7% for both periods. The increase in total cost of revenue was primarily due to the increase in number and mix of products sold, including the geographic mix of those sales.

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

Research and product development expenses increased by 41.2% to $12.0 million for the three months ended June 30, 2021 compared to $8.5 million for the three months ended June 30, 2020. Research and product development expenses increased by 26.9% to $23.1 million for the six months ended June 30, 2021 compared to $18.2 million for the six months ended June 30, 2020. The increase in research and product development expenses was primarily due to strategic hiring decisions in research, development, and product line management in the second half of 2020 and into the first half of 2021 with the intent to accelerate growth and capture market share.

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

Selling, marketing, general and administrative expenses increased by $5.1 million or 38.6% to $18.3 million for the three months ended June 30, 2021 compared to $13.2 million for the three months ended June 30, 2020. The increase was due to strategic hiring decisions across sales and administration in the second half of 2020 and into the first half of 2021 with the intent to accelerate growth and capture market share and higher sales commissions due to overall revenue growth, along with the full quarter impact of the Optelian and Rift acquisitions.

Selling, marketing, general and administrative expenses increased by $23.4 million or 87.6% to $50.1 million for the six months ended June 30, 2021 compared to $26.7 million for the six months ended June 30, 2020. The increase in selling, marketing, general and administrative expenses was primarily due to the increase in allowance for doubtful accounts for one customer in India by $14.2 million in the first quarter of 2021. Refer to Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements, for further information on the bad debt expense. The increase was also partially due to strategic hiring decisions across sales and administration in the second half of 2020 and into the first half of 2021 with the intent to accelerate growth and capture market share and higher sales commissions due to overall revenue growth, along with the full quarter impact of the Optelian and Rift acquisitions.

Restructuring and Other Charges

Restructuring and other charges for the six months ended June 30, 2021 were $5.3 million, and relate primarily to the strategic decision to transition DZS GmbH to a sales and research and development center by the end of 2021. As a result of the negotiations with the works council in Germany, the Company agreed to a reduced statutory benefit obligation, as reflected in the reduction to restructuring and other charges in the statement of operations during the three months ended June 30, 2021 of $0.9 million. See Note 9 Restructuring and Other Charges of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information.

Impairment of Long-lived Assets

Impairment of long-lived assets for the six months ended June 30, 2021 was $1.7 million, and related to the headquarters relocation to Plano, Texas. No impairment was recorded during the three months ended June 30, 2021. See Note 13 Leases of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information.

Income Tax Provision

Income tax expense for the three and six months ended June 30, 2021 was $0.5 million and $1.4 million, respectively, on pre-tax loss of $2.8 million and $25.1 million, respectively. Income tax expense for the three and six months ended June 30, 2020 was $0.8 million for both periods, on pre-tax income of $0.7 million and pre-tax loss of $8.1 million, respectively.  For the three and six months ended June 30, 2021, the effective income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in North America and EMEA and the mix of earnings generated by our wholly owned foreign subsidiaries in Asia.

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

Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA, which we consider to be the most directly comparable U.S. GAAP financial measure to Adjusted EBITDA (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(3,279)	$(156)	$(26,504)	$(8,927)
Add (deduct):
Interest expense, net	9	400	216	973
Income tax provision (benefit)	463	838	1,356	833
Depreciation and amortization	1,178	1,293	2,443	2,549
Stock-based compensation	1,994	868	3,346	1,650
Headquarters relocation	-	-	1,920	-
Restructuring and other charges	(908)	-	5,344	-
Acquisition costs	37	-	680	-
Executive transition	101	-	172	-
Bad debt expense*	-	-	14,206	-
Loss on debt extinguishment	-	-	-	1,369
Adjusted EBITDA	$(405)	$3,243	$3,179	$(1,553)

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

The following table summarizes the information regarding our cash and cash equivalents and working capital (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$53,927	$45,219
Working capital	130,578	123,285

The Company had a net loss of $3.3 million and $26.5 million for the three months and six months ended June 30, 2021, respectively. The Company had a net loss of $0.2 million and $8.9 million for the three months and six months ended June 30, 2020, respectively.

As of June 30, 2021, we had an accumulated deficit of $78.8 million and working capital of $130.6 million. As of June 30, 2021, we had $53.9 million in cash and cash equivalents, which included $24.4 million in cash balances held by our international subsidiaries.

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

In December 2019, a strain of coronavirus, now known as COVID-19, was reported to have surfaced in Wuhan, China. Since that time, the widespread and sustained transmission of the virus has reached global pandemic status. In response to the pandemic, many national and international health agencies have recommended, and many countries and state, provincial and local governments have implemented, various measures, including travel bans and restrictions, limitations on public and private gatherings, business closures or operating restrictions, social distancing, and shelter-in-place orders. The health effects of the pandemic and the above measures taken in response thereto have had an effect on the global economy in general and have materially impacted and may continue to impact on our financial condition, results of operations and cash flows. Given the ongoing and dynamic nature of the virus and the worldwide response related thereto, it is difficult to predict the full impact of the COVID-19 pandemic on our business. Due to the uncertainty around the future economic impact of the pandemic, the fair value measurements used in our impairment assessments could be negatively impacted and could result in future impairments of goodwill, intangibles and other long-lived assets. During the six months ended June 30, 2021, our revenues increased by 38.7%, compared to the six months ended June 30, 2020, however the impact of a continued COVID-19 pandemic or sustained measures taken to limit or contain the outbreak could have a material and adverse effect on our business, financial condition, results of operations, and cash flows.

In 2017, we entered into an agreement with a customer in India to supply product for a state sponsored broadband project. We billed the customer, which is a state government sponsored entity, approximately $59.0 million and collected payments of approximately $41.7 million, leaving a balance of approximately $17.3 million as of December 31, 2020. We substantially completed our obligations under the agreement in 2018, and all amounts due were billed under the terms of the agreement by December 31, 2020. The remaining $17.3 million is substantially beyond the customers contractual payment terms, and we have been actively working with the customer and third parties in India to arrange payment of the entire remaining balance of $17.3 million. We recorded an allowance for doubtful accounts of $3.1 million on December 31, 2020, and we recognized an additional allowance of $14.2 million on March 31, 2021, to bring the total allowance for the customer to $17.3 million, which is the total balance as of June 30, 2021. We will continue to pursue collection of the entire outstanding balance and any amounts collected will be recognized in the period which they are received. In the event our efforts to collect from this customer prove unsuccessful, DZS may seek payment through other means, including through legal action.

Operating Activities

Net cash used in operating activities increased by $4.3 million to $8.3 million for the six months ended June 30, 2021 from net cash used in operating activities of $4.0 million for the six months ended June 30, 2020. The increase in cash used in operating activities was primarily due to changes in operating assets and liabilities due to increases in inventory, prepaid expenses and other assets, partially offset by decreases in accounts payable.

Investing Activities

Net cash used in investing activities increased by $5.0 million to $6.6 million for the six months ended June 30, 2021 from $1.6 million for the six months ended June 30, 2020. This increase was primarily due to cash used in the Optelian and RIFT acquisitions.

Financing Activities

Net cash provided by financing activities totaled $21.5 million for the six months ended June 30, 2021 and consisted primarily of proceeds from the equity offering offset by repayments of our short-term borrowings and related party term loan. This is in comparison to cash provided by financing activities of $19.9 million for the six months ended June 30, 2020 and consisted primarily of proceeds from a related party loan, factored accounts receivable accounted for as a secured borrowing, and proceeds from short-term borrowings, partially offset by a net outflow associated with the repayment of the PNC Credit Facilities and other short-term borrowings.

Cash Management

Our primary source of liquidity comes from our cash, cash equivalents and restricted cash, which totaled $61.0 million at June 30, 2021. Our cash, cash equivalents and restricted cash as of June 30, 2021 included $24.4 million held by our international subsidiaries.

Debt Facilities

Bank and Trade Facilities - Foreign Operations

As of June 30, 2021, we had no outstanding balances with banks and other lending institutions. As of December 31, 2020, we had an aggregate outstanding balance of $13.8 million under financing arrangements with foreign banks and other lending institutions. During the first half of 2021, we paid off the outstanding balance of debt under such financing arrangements.

Related Party Debt

As of June 30, 2021, we had no related party debt outstanding. As of December 31, 2020, we had an aggregate outstanding balance of $29.8 million of related party debt with DNI. In January and February 2021, we paid off the outstanding balance of debt with related parties with proceeds from the issuance of shares of our common stock during January 2021.

Future Cash Requirements and Funding Sources

Our fixed commitments for cash expenditures consist primarily of payments under operating leases, and inventory purchase commitments.

From time to time, we may provide or commit to extend credit or credit support to our customers. This financing may include extending the terms for product payments to customers. Any extension of financing to our customers will limit the capital that we have available for other uses.

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of June 30, 2021, one customer represented 23% of net accounts receivable and net receivables from customers in countries other than the United States represented 77%. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, and inventory purchase commitments.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. In the course of the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded our disclosure controls and procedures were effective as of June 30, 2021.

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

10.1+

First Amendment to Employment Agreement effective June 1, 2021 by and between DZS Inc. and Charles Vogt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2021).

10.2+

Second Amendment to Employment Agreement effective April 7, 2021 by and between DZS Inc. and Thomas Cancro (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2021).

10.3+

Third Amendment to Employment Agreement effective June 1, 2021 by and between DZS Inc. and Thomas Cancro (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2021).

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

DZS INC.

Date: August 9, 2021
	By:	/s/ Charles Daniel Vogt
	Name:	Charles Daniel Vogt
	Title:	President and Chief Executive Officer

	By:	/s/ Misty Kawecki
	Name:	Misty Kawecki
	Title:	Chief Financial Officer
(Principal Financial and
Accounting Officer)