Form 10-Q
period 2021-09-30
DZS INC.
filed 2021-11-03
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No ☒

As of October 31, 2021, there were 27,238,570 shares outstanding of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$45,505	$45,219
Restricted cash	6,884	9,200
Accounts receivable - trade, net of allowance for doubtful accounts of $18,170 as of September 30, 2021 and $4,000 as of December 31, 2020	84,730	97,253
Other receivables	12,477	9,165
Inventories	58,270	39,572
Contract assets	3,466	6,182
Prepaid expenses and other current assets	8,906	5,332
Total current assets	220,238	211,923
Property, plant and equipment, net	9,256	7,146
Right-of-use assets from operating leases	12,932	18,483
Goodwill	6,145	3,977
Intangible assets, net	5,409	3,377
Deferred tax assets	1,156	1,405
Other assets	8,826	5,919
Total assets	$263,962	$252,230
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$67,953	$49,250
Short-term debt - bank, trade facilities and secured borrowings	-	13,787
Contract liabilities	4,585	4,400
Operating lease liabilities	4,118	4,494
Accrued and other liabilities	21,802	16,707
Total current liabilities	98,458	88,638
Long-term debt - related party	-	29,754
Contract liabilities - non-current	2,951	2,471
Operating lease liabilities - non-current	12,694	15,959
Pension liabilities	18,685	20,052
Other long-term liabilities	3,426	1,777
Total liabilities	136,214	158,651
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, 36,000 shares authorized, 27,207 and 21,958 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively, at $0.001 par value	27	22
Additional paid-in capital	218,596	147,997
Accumulated other comprehensive loss	(6,159)	(2,124)
Accumulated deficit	(84,716)	(52,316)
Total stockholders’ equity	127,748	93,579
Total liabilities and stockholders’ equity	$263,962	$252,230

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenue	$88,412	$93,947	$252,143	$211,959

Cost of revenue	56,213	65,755	164,771	144,004
Gross profit	32,199	28,192	87,372	67,955
Operating expenses:
Research and product development	11,707	9,033	34,788	27,238
Selling, marketing, general and administrative	19,539	16,795	69,619	43,472
Restructuring and other charges	6,754	-	12,098	-
Impairment of long-lived assets	-	-	1,735	-
Amortization of intangible assets	312	387	888	1,130
Total operating expenses	38,312	26,215	119,128	71,840
Operating income (loss)	(6,113)	1,977	(31,756)	(3,885)
Interest income	20	14	81	98
Interest expense	(49)	(446)	(326)	(1,503)
Loss on extinguishment of debt	-	—	-	(1,369)
Other income (expense), net	922	(41)	1,633	69
Income (loss) before income taxes	(5,220)	1,504	(30,368)	(6,590)
Income tax provision (benefit)	676	1,619	2,032	2,452
Net income (loss)	(5,896)	(115)	(32,400)	(9,042)
			-
Foreign currency translation adjustments	(2,036)	1,112	(4,090)	(1,519)
Actuarial gain (loss)	—	—	55	285
Comprehensive income (loss)	(7,932)	$997	$(36,435)	$(10,276)
Net income (loss) per share
Basic	(0.22)	$(0.01)	$(1.22)	$(0.42)
Diluted	(0.22)	$(0.01)	$(1.22)	$(0.42)
Weighted average shares outstanding used to compute basic net income (loss) per share	27,201	21,592	26,484	21,532
Weighted average shares outstanding used to compute diluted net income (loss) per share	27,201	21,592	26,484	21,532

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In thousands)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	loss	deficit	equity
For the Nine-Month Period Ended September 30, 2021:
Balance as of December 31, 2020	21,958	$22	$147,997	$(2,124)	$(52,316)	$93,579
Issuance of common stock in public offering, net of issuance costs	4,600	5	59,520	—	—	59,525
Exercise of stock awards and employee stock plan purchases	325	—	2,569	—	—	2,569
Stock-based compensation	—	—	1,352	—	—	1,352
Net income (loss)	—	—	—	—	(23,225)	(23,225)
Other comprehensive loss	—	—	—	(2,298)	—	(2,298)
Balance as of March 31, 2021	26,883	$27	$211,438	$(4,422)	$(75,541)	$131,502
Exercise of stock awards and employee stock plan purchases	309	—	1,967	—	—	1,967
Stock-based compensation	—	—	1,994	—	—	1,994
Net income (loss)	—	—	—	—	(3,279)	(3,279)
Other comprehensive loss	—	—	—	299	—	299
Balance as of June 30, 2021	27,192	$27	$215,399	$(4,123)	$(78,820)	$132,483
Exercise of stock awards and employee stock plan purchases	15	—	93	—	—	93
Stock-based compensation	—	—	3,104	—	—	3,104
Net income (loss)	—	—	—	—	(5,896)	(5,896)
Other comprehensive loss	—	—	—	(2,036)	—	(2,036)
Balance as of September 30, 2021	27,207	$27	$218,596	$(6,159)	$(84,716)	$127,748

For the Nine-Month Period Ended September 30, 2020:
Balance as of December 31, 2019	21,419	$21	$139,700	$(3,939)	$(29,234)	$106,548
Exercise of stock awards and employee stock plan purchases	94	—	709	—	—	709
Stock-based compensation	—	—	782	—	—	782
Net income (loss)	—	—	—	—	(8,771)	(8,771)
Other comprehensive loss	—	—	—	(1,979)	—	(1,979)
Balance as of March 31, 2020	21,513	$21	$141,191	$(5,918)	$(38,005)	$97,289
Exercise of stock awards and employee stock plan purchases	46	—	284	—	—	284
Stock-based compensation	—	—	868	—	—	868
Net income (loss)	—	—	—	—	(156)	(156)
Other comprehensive loss	—	—	—	(367)	—	(367)
Balance as of June 30, 2020	21,559	$21	$142,343	$(6,285)	$(38,161)	$97,918
Exercise of stock awards and employee stock plan purchases	63	1	269	—	—	270
Stock-based compensation	—	—	1,660	—	—	1,660
Net income (loss)	—	—	—	—	(115)	(115)
Other comprehensive loss	—	—	—	1,112	—	1,112
Balance as of September 30, 2020	21,622	$22	$144,272	$(5,173)	$(38,276)	$100,845

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(32,400)	$(9,042)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,555	3,935
Impairment of long-lived assets and non-cash restructuring	4,475	—
Gain on Lease termination	(908)	—
Loss on extinguishment of debt	—	1,343
Amortization of deferred financing costs	12	147
Stock-based compensation	6,450	3,310
Provision for inventory write-down	2,928	4,079
Bad debt expense	14,579	446
Provision for sales returns	873	556
Provision for warranty	636	341
Unrealized gain on foreign currency transactions	47	(405)
Deferred taxes	139	(224)
Changes in operating assets and liabilities:
Accounts receivable	(3,945)	(16,582)
Other receivable	(7,648)	(1,153)
Inventories	(24,256)	(11,984)
Contract assets	2,557	11,609
Prepaid expenses and other assets	(7,063)	(805)
Accounts payable	21,991	2,217
Contract liabilities	631	(131)
Accrued and other liabilities	2,282	1,348
Net cash provided by (used in) operating activities	(15,065)	(10,995)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,158)	(1,947)
Acquisition of business, net of cash acquired	(4,459)	—
Net cash used in investing activities	(8,617)	(1,947)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offerings, net of issuance costs	59,525	—
Proceeds from short-term borrowings and line of credit	—	13,774
Repayments of short-term borrowings and line of credit	(13,278)	(12,077)
Repayments of long-term borrowings	—	(13,125)
Proceeds from related party term loan	—	18,361
Repayments of related party term loan	(29,298)	—
Proceeds from factored accounts receivable	—	11,645
Deferred financing costs	—	(20)
Proceeds from exercise of stock awards and employee stock plan purchases	4,629	1,262
Net cash provided by financing activities	21,578	19,820
Effect of exchange rate changes on cash, cash equivalents and restricted cash	71	47
Net increase in cash, cash equivalents and restricted cash	(2,033)	6,925
Cash, cash equivalents and restricted cash at beginning of period	54,587	33,635
Cash, cash equivalents and restricted cash at end of period	$52,554	$40,560

Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	$45,505	$31,307
Restricted cash	6,884	9,087
Long-term restricted cash	165	166
	$52,554	$40,560

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest - bank and trade facilities	$83	$616
Interest - related party	$108	$888
Income taxes	$3,029	$2,587

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

DZS was incorporated under the laws of the state of Delaware in June 1999. The Company is headquartered in Plano, Texas with flexible in-house production facilities in Seminole, Florida, and contract manufacturers located in China, India, Korea and Vietnam. The Company also maintains offices to provide sales and customer support at global locations.

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

In December 2019, a strain of coronavirus, now known to cause COVID-19, was reported to have surfaced in Wuhan, China. Since that time, the widespread and sustained transmission of the virus has reached global pandemic status. In response to the pandemic, many national and international health agencies have recommended, and many countries and state, provincial and local governments have implemented, various measures, including travel bans and restrictions, limitations on public and private gatherings, business closures or operating restrictions, social distancing, and shelter-in-place orders. The health effects of the pandemic and the above measures taken in response thereto have had an effect on the global economy in general and have materially impacted and will likely continue to impact the Company’s financial condition, results of operations and cash flows. Given the ongoing and dynamic nature of the virus and the worldwide response related thereto, it is difficult to predict the full impact of the COVID-19 pandemic on our business. Due to the uncertainty around the future economic impact of the pandemic, the fair value measurements used in the Company’s impairment assessments could be negatively impacted and could result in future impairments of goodwill, intangibles and other long-lived assets. During the nine months ended September 30, 2021, the Company’s revenues increased by 19.0%, compared to the nine months ended September 30, 2020, however, the impact of a continued COVID-19 pandemic or sustained measures taken to limit or contain the outbreak could have a material and adverse effect on our business, financial condition, results of operations, and cash flows.

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

(e) Disaggregation of Revenue

The following table presents revenues by source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue by source:
Products	$82,911	$88,910	$237,083	$197,832
Services and other	5,501	5,037	15,060	14,127
Total	$88,412	$93,947	$252,143	$211,959

The following table present revenues by geographical concentration (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue by geography:
Americas	$27,302	$16,904	$73,984	$43,741
Europe, Middle East, Africa	20,380	19,964	54,999	47,740
Asia	40,730	57,079	123,160	120,478
Total	$88,412	$93,947	$252,143	$211,959

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

For the three months ended September 30, 2021, two customers accounted for 15% and 11% of net revenue, respectively. For the nine months ended September 30, 2021, two customers accounted for 18% and 12% of net revenue, respectively. For the three months ended September 30, 2020, two customers accounted for 23% and 12% of net revenue, respectively. For the nine months ended September 30, 2020, one customer accounted for 16% of net revenue.

As of September 30, 2021, two customers represented 18% and 15% of net accounts receivable, respectively. As of December 31, 2020, two customers represented 17% and 16% of net accounts receivable, respectively.

As of September 30, 2021, and December 31, 2020, net accounts receivables from customers in countries other than the United States represented 80% and 89%, respectively.

In 2017, the Company entered into an agreement with a customer in India to supply product for a state sponsored broadband project. The Company billed the customer, which is a state government sponsored entity, approximately $59.0 million and collected payments of approximately $41.7 million, leaving a balance of approximately $17.3 million as of December 31, 2020. The Company substantially completed its obligations under the agreement in 2018, and all amounts due were billed under the terms of the agreement by December 31, 2020. The remaining $17.3 million is substantially beyond the customers contractual payment terms, and the Company has been actively working with the customer and third parties in India to arrange payment of the entire remaining balance of $17.3 million. The Company recorded an allowance for doubtful accounts of $3.1 million on December 31, 2020, for a partial payment promised but not received.  In late March 2021, the customer’s state government parent experienced difficulty passing a budget further impacting the ability of the customer to make agreed-upon partial payments to us. In light of this development, the Company recognized an additional allowance of $14.2 million during the three months ended March 31, 2021, to bring the total allowance for the customer to $17.3 million, which is the total balance as of September 30, 2021. The Company will continue to pursue collection of the entire outstanding balance and any amounts collected will be recognized in the period which they are received. In the event the Company’s efforts to collect from this customer prove unsuccessful, DZS may seek payment through other means, including through legal action.

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

(h) Restructuring and Other Charges

Restructuring and other charges primarily consists of severance and other termination benefits and non-cash impairment charges related to right-of-use assets from operating leases related to the restructuring activities in Hanover, Germany and Ottawa, Canada. The Company recognizes contractual termination benefits when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated. The Company recognizes one-time employee termination benefits when (i) management commits to a plan of termination, (ii) the plan identifies the number of employees to be terminated, their job classifications or functions and their locations, and the expected completion date, (iii) the plan establishes the terms of the benefit arrangement in sufficient detail to enable employees to determine the type and amount of benefits they will receive, and (iv) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. These charges are included in restructuring and other charges in the unaudited condensed consolidated statement of comprehensive income (loss). Refer to Note 9 Restructuring and Other Charges for further information.

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

Allocation of purchase consideration

The acquisition was recorded as a business combination with valuations of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Due to the complexity of valuing the consideration paid and the purchase price allocation, and the timing of these activities, certain amounts included in the unaudited condensed consolidated financial statements, including long-lived assets, deferred taxes, and goodwill, are provisional and subject to additional adjustments within the measurement period as permitted by Topic 805. In the third quarter of 2021, we recorded a measurement-period adjustment of $0.5 million to reduce the value of intangible assets acquired with a corresponding offset to goodwill. The adjustment did not have a material impact on the amortization expense recorded in the previous quarters.

The following summarizes the provisional estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the Optelian Acquisition (in thousands):
Provisional allocation of purchase consideration
Cash and cash equivalents	$1,236
Accounts receivable - trade	460
Other receivables	153
Inventories	448
Prepaid expenses and other current assets	49
Property, plant and equipment	718
Intangible assets	3,160
Accounts payable - trade	(390)
Contract liabilities	(169)
Accrued and other liabilities	(123)
Goodwill	1,948
Total purchase consideration	$7,490

The provisional purchase price allocation resulted in the recognition of goodwill of approximately $1.9 million. The following table represents the preliminary estimated fair value and useful lives of identifiable intangible assets acquired (estimated fair value in thousands):

	Estimated	Estimated
	fair value	useful life
Intangible assets acquired
Developed technology	$1,780	5 years
Customer relationships	490	5 years
In-process research and development	890	5 years
Total intangible assets	$3,160

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

The Company classifies its contingent liability within Level 3 as it includes inputs not observable in the market. The Company estimates the fair value of contingent consideration as the present value of the expected contingent payments, determined using the revenue forecast for certain Optelian products through the end of 2023. The fair value of contingent liability is generally sensitive to changes in the revenue forecast. Refer to Note 2 Business Combinations for further information.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$45,505	-	-	$45,505
Restricted cash	6,884	-	-	6,884
Contingent liability	-	-	2,116	2,116
Total	$52,389	$-	$2,116	$54,505

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$45,219	-	-	$45,219
Restricted cash	9,200	-	-	9,200
Total	$54,419	$-	$-	$54,419

The change in fair value of the Company’s contingent liability is included in selling, marketing, general and administrative expenses on the unaudited condensed consolidated statement of comprehensive income (loss). The following table reconciles the beginning and ending balances of the Company’s Level 3 contingent liability (in thousands):

Nine Months Ended
September 30, 2021
Balance at the beginning of the period	$-
Initial fair value of contingent liability	1,897
Net change in fair value	219
Balance at the end of the period	$2,116

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

(4) Cash, Cash Equivalents and Restricted Cash

As of September 30, 2021 and December 31, 2020, the Company's cash, cash equivalents and restricted cash consisted of financial deposits. Cash, cash equivalents and restricted cash held within the U.S. are held at FDIC insured depository institutions. Cash, cash equivalents and restricted cash held outside the U.S. totaled $22.3 million and $32.2 million as of September 30, 2021 and December 31, 2020, respectively. Restricted cash consisted primarily of cash restricted for performance bonds, warranty bonds and collateral for borrowings. Long-term restricted cash was $0.2 million as of September 30, 2021 and December 31, 2020 and is included in other assets on the unaudited condensed consolidated balance sheets.

(5) Balance Sheet Details

Balance sheet detail as of September 30, 2021 and December 31, 2020 is as follows (in thousands):

Inventories

	September 30, 2021	December 31, 2020
Raw materials	$33,012	$16,962
Work in process	832	1,486
Finished goods	24,426	21,124
Total inventories	$58,270	$39,572

Inventories are stated at the lower of cost or net realizable value, with cost being computed based on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. The Company had no inventories provided as collateral for borrowings from Export-Import Bank of Korea as of September 30, 2021 compared to $9.6 million as of December 31, 2020.

Property, plant and equipment

	September 30, 2021	December 31, 2020
Property, plant and equipment, net:
Machinery and equipment	$13,866	$13,656
Leasehold improvements	5,202	4,633
Computers and software	3,133	2,829
Furniture and fixtures	1,685	1,123
Construction in progress and other	2,386	716
	26,272	22,957
Less: accumulated depreciation and amortization	(16,794)	(15,445)
Less: government grants	(222)	(366)
Total property, plant and equipment, net	$9,256	$7,146

Depreciation expense associated with property, plant and equipment for the three and nine months ended September 30, 2021 was $0.7 million and $2.3 million, respectively. Depreciation expense associated with property, plant and equipment for the three and nine months ended September 30, 2020 was $0.6 million and $1.6 million, respectively.

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

	Nine Months Ended September 30,
	2021	2020
Balance at the beginning of the period	$1,522	$1,610
Charged to cost of revenue	636	341
Claims and settlements	(745)	(1,026)
Foreign exchange impact	68	(15)
Balance at the end of the period	$1,481	$910

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

The opening and closing balances of current and long-term contract assets and contract liabilities related to contracts with customers are as follows:

	Contract assets	Contract liabilities
December 31, 2020	$6,182	$6,871
September 30, 2021	3,466	7,536
Increase (decrease)	$(2,716)	$665

The decrease in contract assets during the nine months ended September 30, 2021 was primarily due to invoicing that occurred in 2021 from unbilled balances reflected as contract assets as of December 31, 2020.

The increase in contract liabilities during the nine months ended September 30, 2021 was primarily due to amounts being invoiced for certain customers that did not yet meet the revenue recognition criteria. The amount of revenue recognized in the nine months ended September 30, 2021 that was included in the prior period contract liability balance was $3.6 million. This revenue consists of services provided to customers who had been invoiced prior to the current year. We expect to recognize approximately 61% of outstanding contract liabilities as revenue over the next 12 months and the remainder thereafter.

The balance of contract cost deferred as of September 30, 2021 and December 31, 2020 was $0.5 million, respectively. During the nine months ended September 30, 2021, the Company recorded $0.4 million in amortization related to contract cost deferred as of December 31, 2020.

(6) Goodwill and Intangible Assets

The following table summarizes the activity related to goodwill (in thousands):

	September 30,
	2021	2020
Balance at the beginning of the period, gross	$4,980	$4,980
Accumulated impairment at the beginning of the period	(1,003)	(1,003)
Goodwill from acquisitions	2,168	-
Balance at the end of the period	$6,145	$3,977

During the nine months ended September 30, 2021, the Company recorded goodwill of $1.9 million related to the acquisition of Optelian and $0.2 million related to the acquisition of RIFT, which was allocated to the Americas reporting unit. Refer to Note 2 Business Combinations for further information. The accumulated impairment of goodwill was $1.0 million as of both September 30, 2021 and 2020.

Intangible assets consisted of the following (in thousands):

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$5,007	$(3,371)	$1,636
Customer relationships	5,730	(2,730)	$3,000
In-process research and development	890	(118)	$772
Total intangible assets, net	$11,627	$(6,218)	$5,409

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$3,060	$(2,652)	$408
Customer relationships	5,240	(2,271)	$2,969
Total intangible assets, net	$8,300	$(4,923)	$3,377

During the nine months ended September 30, 2021, the Company recorded $1.9 million, $0.5 million and $0.9 million in developed technology, customer relationships and in-process research and development, respectively, related to the acquisitions of Optelian and RIFT. Refer to Note 2 Business Combinations for further information.

The following table summarizes the activity related to intangible assets, net (in thousands):

	September 30, 2021
	2021	2020
Balance at the beginning of the period	$3,377	$12,381
Intangible assets from acquisitions	3,327	-
Less: amortization expense	(1,295)	(2,331)
Foreign exchange impact	-	294
Balance at the end of the period	$5,409	$10,344

Amortization expense associated with intangible assets for the nine months ended September 30, 2021 and 2020 was $1.3 million and $2.3 million, respectively.

The following table presents the future amortization expense of the Company’s intangible assets as of September 30, 2021 (in thousands):

Remainder of 2021	$294
2022	1,177
2023	1,177
2024	1,177
2025	1,177
Thereafter	407
Total	$5,409

(7) Debt

As of September 30, 2021, the Company had no debt obligations. During the first half of 2021, the Company paid off the outstanding balance of debt with related parties, foreign banks and other lending institutions. The Company has no contractual principal payments due in the next five years.

The following tables summarize the Company’s debt as of the beginning of the period (in thousands):

	December 31, 2020
	Short-term	Long-term	Total
Bank and Trade Facilities - Foreign Operations	$13,787	$—	$13,787
Related Party	—	29,766	29,766
	13,787	29,766	43,553
Less: unamortized deferred financing costs	—	(12)	(12)
	$13,787	$29,754	$43,541

Bank and Trade Facilities - Foreign Operations

During prior periods, certain of the Company's foreign subsidiaries entered into financing arrangements with foreign banks and other lending institutions consisting primarily of revolving lines of credit, trade facilities, term loans and export development loans. As of December 31, 2020, the Company had an aggregate outstanding balance of $13.8 million under such financing arrangements. The weighted average borrowing rates as of December 31, 2020 was 1.8%. During the first two quarters of 2021, the Company paid the entire outstanding balance under such financing arrangements. As of September 30, 2021, the Company had no borrowings outstanding from banks and other lending institutions.

As of December 31, 2020, the Company had $19.0 million available to draw under its letter of credit facilities with NongHyup Bank and Korea Development Bank. These letter of credit facilities expired in the third quarter of 2021.

Related Party Debt

During prior periods, certain of the Company's subsidiaries entered into term loan arrangements with DASAN Networks, Inc. (“DNI”). As of December 31, 2020, the Company had an aggregate outstanding balance of $29.8 million under such financing arrangements. In the first quarter of 2021, the entire outstanding balance on these term loans was repaid.

Interest expense on related party borrowings was $0.1 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the Company had no borrowings outstanding from related parties.

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

(8) Employee Benefit Plans

Defined Contribution Plans

In the U.S., the Company maintains a 401(k) plan for its employees whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company made discretionary contributions to the plan in 2021. For the three and nine months ended September 30, 2021, the Company recorded an expense of $0.1 million and $0.4 million, respectively, compared to no expense for the three and nine months ended September 30, 2020.

The Company maintains a defined contribution plan for its employees in Korea. Under the defined contribution plan, the Company contributes the equivalent of 8.3% of an employee's gross salary into the plan. For the three months ended September 30, 2021 and September 30, 2020, the Company recorded an expense of $0.3 million and $0.4 million, respectively. For the nine months ended September 30, 2021 and September 30, 2020, the Company recorded an expense of $0.9 million and $1.0 million, respectively.

Defined Benefit Plans

The Company sponsors defined benefit plans for its employees in Germany and Japan. Defined benefit plans provide pension benefits based on compensation and years of service. The Germany plans were frozen as of September 30, 2003 and have not been offered to new employees after that date. The Company has recorded the underfunded status as of September 30, 2021 and December 31, 2020, respectively, as a long-term liability on the unaudited condensed consolidated balance sheets. The accumulated benefit obligation for the plans in Germany and Japan was $18.7 million and $20.1 million as of September 30, 2021 and December 31, 2020, respectively. Periodic benefit costs for the three months ended September 30, 2021 and 2020 were $0.1 million, respectively. Periodic benefit costs for the nine months ended September 30, 2021 and 2020 were $0.2 million, respectively.

The Company holds life insurance contracts, with the Company as beneficiary, in the amount of $3.3 million as of September 30, 2021 and $3.5 million as of December 31, 2020, respectively, related to individuals under the pension plans. These insurance contracts are classified as other assets on the Company’s unaudited condensed consolidated balance sheet. The Company intends to use any proceeds from these policies to fund the pension plans. However, since the Company is the beneficiary on these policies, these assets have not been designated pension plan assets.

(9) Restructuring and Other Charges

For the nine months ended September 30, 2021, the Company incurred restructuring and other charges of approximately $12.1 million mainly related to DZS GmbH. The restructuring and other charges consisting of termination-related benefits of $8.5 million, an impairment of long-lived assets charge of $2.7 million mainly related to right-of-use assets from operating leases, professional services of $0.8 million, and $0.1 million of other charges. The termination-related benefits are comprised of statutory benefits of $2.0 million and one-time severance obligations of $6.5 million.

On March 8, 2021, the Company made the strategic decision to transition DZS GmbH to a sales and research and development center by the end of 2021. On July 15, 2021, the Company came to an agreement with the works council and entered into a social plan that covers statutory benefits and one-time severance obligations. The Company accounted for the statutory benefit obligations in accordance with ASC 712, Nonretirement Postemployment Benefits, and recognized an expense when probable and estimable. The Company accounted for the one-time severance in accordance with ASC 420, Exit or Disposal Cost Obligations, and recognized the expense when the final terms of the benefit arrangement were communicated to the affected employees. The Company incurred restructuring and other charges of approximately $6.6 million and $11.8 million for the three and nine months ended September 30, 2021, respectively, consisting primarily of termination-related benefits.

In May 2021, the Company made the strategic decision to relocate manufacturing function of Optelian to Seminole, Florida and eliminate redundant workforces. The Company incurred restructuring and other charges of approximately $0.3 million for the nine months ended September 30, 2021, consisting primarily of termination-related benefits. No such costs were incurred during the three months ended September 30, 2021.

As of September 30, 2021, the Company had $7.4 million of accrued liabilities related to the restructuring costs.

(10) Related Party Transactions

Related Party Debt and Guarantees

As of September 30, 2021, the Company had no outstanding borrowings from related parties compared to $29.8 million as of December 31, 2020. See Note 7 Debt for further information about the Company’s related party debt.

The following table sets forth payment guarantees of the Company's obligations as of September 30, 2021 that have been provided by DNI. DNI owns approximately 37.1% of the outstanding shares of the Company's common stock. The amount guaranteed exceeds the principal amounts of outstanding obligations due to collateral requirements by the banks.

Guarantor	Amount Guaranteed (in thousands)	Description of Obligations Guaranteed
DNI	6,077	Payment guarantee to Industrial Bank of Korea
DNI	1,621	Payment guarantee to Shinhan Bank
	$7,698

Other Related Party Transactions

Sales, cost of revenue, research and product development, selling, marketing, general and administrative, interest expense and other expenses to and from related parties were as follows (in thousands) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
Counterparty	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	$54	$45	$253	$394	$—	$42
Dasan Invest*	—	10	43	19	—	—
	$54	$55	$296	$413	$—	$42

	Three Months Ended September 30, 2020
Counterparty	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	$552	$485	$306	$523	$324	$93
	$552	$485	$306	$523	$324	$93

	Nine Months Ended September 30, 2021
Counterparty	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	$1,965	$1,791	$776	$1,185	$132	$180
Dasan Invest*	—	30	134	57	—	—
	$1,965	$1,821	$910	$1,242	$132	$180

	Nine Months Ended September 30, 2020
Counterparty	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
DNI	$2,077	$1,887	$690	$1,183	$763	$263
Dasan Invest*	—	20	81	55	—	—
	$2,077	$1,907	$771	$1,238	$763	$263

* Dasan Invest indirectly holds 3.4% of DNI’s shares.

The Company has entered into sales agreements with DNI to sell certain services and finished goods produced by the Company. The Company also has an agreement with DNI in which DNI acts as a sales channel to third party customers. The above transactions are included in sales and cost of revenue on the unaudited condensed consolidated statement of comprehensive income (loss). Sales to DNI are recorded net of royalty fees for a sales channel arrangement.

DNS California shares human resources, treasury and other administrative support with DNI. As such, the Company entered into certain service sharing agreements with DNI and certain of its subsidiaries for the shared office space and shared administrative services.

DNS Korea has two separate lease agreements with DNI related to the lease of office space and warehouse facilities. Operating lease cost related to these leases totaled  $0.4 million for three months ended September 30, 2021 and 2020, respectively. Operating lease cost related to these leases totaled $1.3 million for the nine months ended September 30, 2021 and 2020, respectively. Operating lease expense is allocated between cost of revenue, research and product development, and selling, marketing, general and administrative expenses on the unaudited condensed consolidated statement of comprehensive income (loss). As of September 30, 2021, the right-of-use asset and operating lease liability related to these leases were $6.7 million. As of December 31, 2020, the right-of-use asset and operating lease liability related to these leases were $8.6 million.

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

Balances of Receivables and Payables with Related Parties

Balances of receivables and payables arising from sales and purchases of goods and services with related parties as of September 30, 2021 and December 31, 2020 were included in the following balance sheet captions on the unaudited condensed consolidated balance sheets, as follows (in thousands):

	As of September 30, 2021
Counterparty	Account receivables	Other receivables	Other assets	Loans Payable	Accounts payable
DNI	$106	$215	$693	$—	$564
Dasan Invest*	—	—	—	—	26
	$106	$215	$693	$—	$590

	As of December 31, 2020
Counterparty	Account receivables	Other receivables	Other assets	Loans Payable	Accounts payable
DNI	$2,278	$247	$755	$29,754	$1,552
Dasan Invest*	—	—	—	—	32
	$2,278	$247	$755	$29,754	$1,584

* Dasan Invest indirectly holds 3.4% of DNI’s shares.

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

(12) Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share gives effect to common stock equivalents; however, potential common stock equivalents are excluded if their effect is antidilutive. Potential common stock equivalents are composed of incremental shares of common stock issuable upon the exercise of stock options and the vesting of restricted stock units. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same.

The following table is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation (in thousands, except per share data) for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(5,896)	$(115)	$(32,400)	$(9,042)
Weighted average number of shares outstanding:
Basic	27,201	21,592	26,484	21,532
Effect of dilutive securities:
Stock options, restricted stock units and share awards	—	—	—	—
Diluted	27,201	21,592	26,484	21,532
Net income (loss) per share:
Basic	$(0.22)	$(0.01)	$(1.22)	$(0.42)
Diluted	$(0.22)	$(0.01)	$(1.22)	$(0.42)

The following table sets forth potential common stock that is not included in the diluted net income (loss) per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Outstanding stock options	389	148	651	286
Unvested restricted stock units	312	12	232	16

(13) Leases

The Company leases certain properties and buildings (including manufacturing facilities, warehouses, and office spaces) and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists of operating leases which expire at various dates through 2028.

In August 2020, the Company completed its relocation of its corporate headquarters from Alameda, California to Plano, Texas and established a new U.S.-based Engineering Center of Excellence in Plano. In September 2020, the Company entered into a lease agreement for additional office space at its headquarters in Plano, Texas. On the commencement date of this lease in March 2021, the Company recognized an aggregate of approximately $1.7 million in right-of-use assets and operating lease liabilities in connection with these leases.

During the nine months ended September 30, 2021, the Company recorded $4.2 million in impairment charges on the right-of-use assets, including $2.5 million related to the restructuring in Hanover, Germany and $1.7 million related to the headquarters relocation to Plano, Texas. See Note 9 Restructuring and Other Charges for further information about the Company's restructuring activities in Hanover, Germany.

The components of lease expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating lease cost	$952	$1,335	$3,301	$4,024
Short-term lease cost	382	252	1,146	752
Total net lease cost	$1,334	$1,587	$4,447	$4,776

Variable lease cost was not significant for the three and nine months ended September 30, 2021 and 2020.

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating cash outflows from operating leases	$1,923	$1,357	$4,690	$3,903
Right-of-use assets obtained in exchange for operating lease obligations	409	—	2,283	1,364

The following table presents the weighted average remaining lease term and weighted average discount rates related to the Company’s operating leases as of September 30, 2021 and December 31, 2020, respectively (in thousands, excluding years and percentages):

	September 30, 2021	December 31, 2020
Lease Assets and Liabilities
Assets:
Right-of-use assets from operating leases	$12,932	$18,483

Liabilities:
Operating lease liabilities - current	$4,118	$4,494
Operating lease liabilities - non-current	12,694	15,959
Total operating lease liabilities	$16,812	$20,453
Weighted average remaining lease term	4.4 years	4.6 years
Weighted average discount rate	5.5%	5.7%

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2021 (in thousands):

Remainder of 2021	$1,701
2022	4,877
2023	4,442
2024	3,866
2025	2,531
Thereafter	2,457
Total operating lease payments	19,874
Less: imputed interest	(3,062)
Total operating lease liabilities	$16,812

(14) Commitments and Contingencies

Performance Bonds

In the normal course of operations, from time to time, the Company arranges for the issuance of various types of performance bonds, such as performance, warranty, and bid bonds, in the form of bank guarantees or surety bonds. These instruments are arrangements under which the financial institution or surety provides a financial guarantee that the Company will perform in accordance with contractual or legal obligations. As of September 30, 2021, the Company had $7.6 million of performance bonds in the form of bank guarantees or surety bonds guaranteed by third parties.

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

(15) Income Taxes

Income tax expense for the three and nine months ended September 30, 2021 was approximately $0.7 million and $2.0 million respectively, on pre-tax loss of $5.2 million and pre-tax loss of $30.4 million, respectively. Income tax expense for the three and nine months ended September 30, 2020 was approximately $1.6 million and $2.5 million respectively, on pre-tax income of $1.5 million and pre-tax loss $6.6 million, respectively.

As of September 30, 2021, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in North America and EMEA and taxable income generated by the Company’s wholly owned foreign subsidiaries in Asia.

The total amount of unrecognized tax benefits, including interest and penalties, at September 30, 2021 was $1.3 million. There were no significant changes to unrecognized tax benefits during the nine months ended September 30, 2021. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months.

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

The Company's property, plant and equipment, net of accumulated depreciation, were located in the following geographical areas (in thousands) as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
United States	$5,406	$2,878
Korea	2,172	2,472
Japan	844	952
Canada	400	—
Germany	337	761
Other	97	83
	$9,256	$7,146

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

•

Mobile Transport. Our DZS Chronos portfolio provides a robust, manageable and scalable solution for mobile operators that enable them to upgrade their mobile fronthaul/midhaul/backhaul (“xHaul”) systems and migrate to fifth generation wireless technologies (“5G”) and beyond. DZS Chronos provides a full range of 5G-ready xHaul solutions that are open, software-defined, and field proven. Our mobile xHaul products may be collocated at the radio access node base station and can aggregate multiple radio access node base stations into a single backhaul for delivery of mobile traffic to the radio access node network controller. Our products support pure Ethernet switching as well as layer 3 IP and Multiprotocol Label Switching (“MPLS”), and we interoperate with other vendors in these networks.

•

Fixed Broadband Access. Our DZS Velocity portfolio offers a variety of solutions for carriers and service providers to connect residential and business customers, either using high-speed fiber or leveraging their existing deployed copper networks to offer broadband services to customer premises. Once our broadband access products are deployed, the service provider can offer voice, high-definition and ultra-high-definition video, highspeed internet access and business class services to their customers. In addition, the switching and routing products we provide in this space offer a high-performance and manageable solution that bridges the gap from carrier access technologies to the core network. XCelerate by DZS increases the velocity with which service providers can leap to multi-gigabit services at scale by enabling rapid transition from GPON to XGS-PON and gigabit Ethernet to 10 gigabit Ethernet via any service port across a range of existing DZS Velocity chassis and 10 gig optimized stackable.

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

•

Connected Premises. Our DZS Helix connected premises product portfolio offer a large collection of smart gateway platforms for any FTTx deployment. DZS Smart Gateway platforms are designed for high bandwidth services being deployed to the home or business. Our connected premises portfolio consists of indoor/outdoor optical network terminal (“ONT”) gateways delivering best-in-class data throughout to support the most demanding fiber to the “x” (“FTTx”) applications. The product feature set gives service providers an elegant migration path from legacy to softswitch architectures without replacing ONTs.

Going forward, our key financial objectives include the following:

•	Increasing revenue while continuing to carefully control costs;
•	Continuing investments in strategic research and product development activities that will provide the maximum potential return on investment; and
•	Minimizing consumption of our cash and cash equivalents.

RESULTS OF OPERATIONS

We list in the table below the unaudited condensed consolidated statement of (loss) income as a percentage of total net revenue for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net revenue	100%	100%	100%	100%
Cost of revenue	64%	70%	65%	68%
Gross profit	36%	30%	35%	32%
Operating expenses:
Research and product development	13%	10%	14%	13%
Selling, marketing, general and administrative	22%	18%	28%	21%
Restructuring and other charges	8%	—	5%	—
Impairment of long-lived assets	—	—	1%	—
Amortization of intangible assets	—	—	—	—
Total operating expenses	43%	28%	48%	34%
Operating income (loss)	(7)%	2%	(13)%	(2)%
Interest income	—	—	—	—
Interest expense	—	—	—	(1)%
Loss on extinguishment of debt	—	—	—	—
Other income (expense), net	1%	—	1%	—
Income (loss) before income taxes	(6)%	2%	(12)%	(3)%
Income tax provision (benefit)	1%	2%	1%	1%
Net income (loss)	(7)%	—	(13)%	(4)%

Net Revenue

The following table presents our revenues by source (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	Increase/ (Decrease)	% change	2021	2020	Increase/ (Decrease)	% change
Products	$82.9	$88.9	$(6.0)	(6.7)%	$237.1	$197.8	$39.3	19.9%
Services and other	$5.5	$5.0	0.5	10.0%	$15.1	$14.1	1.0	7.1%
Total	$88.4	$93.9	$(5.5)	(5.9)%	$252.2	$211.9	$40.3	19.0%

For the three months ended September 30, 2021, product revenue decreased by 6.7% or $6.0 million to $82.9 million from $88.9 million in the same period last year. The decrease in product revenue during the period was primarily attributable to the very strong prior year results for our mobile transport products. For the three months ended September 30, 2021, service and other revenue of $5.5 million increased by 10.0% partly due to increased product sales.

For the nine months ended September 30, 2021, product revenue increased by 19.9% or $39.3 million to $237.1 million from $197.8 million in the same period last year. The increase in product revenue during the period was primarily attributable to increased sales of our mobile transport and fixed broadband connectivity products and partly as a result of recovering from the impacts of the COVID-19 pandemic in the first half of 2020. For the nine months ended September 30, 2021, service and other revenue of $15.1 million increased by 7.1% partly due to increased product sales.

The following table presents our revenues by geographical concentration (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	Increase/ (Decrease)	% change	2021	2020	Increase/ (decrease)	% change
Revenue by geography:
Americas	$27.3	$16.9	$10.4	61.5%	$74.0	$43.7	$30.3	69.3%
Europe, Middle East, Africa	$20.4	$20.0	0.4	2.0%	$55.0	$47.7	7.3	15.3%
Asia	$40.7	$57.0	(16.3)	(28.6)%	$123.2	$120.5	2.7	2.2%
Total	$88.4	$93.9	$(5.5)	(5.9)%	$252.2	$211.9	$40.3	19.0%

From a geographical perspective, the decrease in net revenue for the three months ended September 30, 2021 was attributable to decreased revenue in Asia primarily attributable to the very strong prior year results. The increase in net revenue for the nine months ended September 30, 2021 was attributable to increased revenue in all regions driven by our enhanced go-to-market strategy and recovery from the impacts of the early onset of the COVID-19 pandemic in the first quarter of 2020.

For the three months ended September 30, 2021, two customers accounted for 15% and 11% of net revenue, respectively. For the nine months ended September 30, 2021, two customers accounted for 18% and 12% of net revenue, respectively. For the three months ended September 30, 2020, two customers accounted for 23% and 12% of net revenue, respectively. For the nine months ended September 30, 2020, one customer accounted for 16% of net revenue.

We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large customers. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue decreased 14.5% to $56.2 million for the three months ended September 30, 2021, compared to $65.8 million for the three months ended September 30, 2020. Total cost of revenue was 63.6% of net revenue for the three months ended September 30, 2021, compared to 70.0% of net revenue for the three months ended September 30, 2020, which resulted in an increase in gross profit percentage to 36.4% for the three months ended September 30, 2021 from 30.0% for the three months ended September 30, 2020. The decrease in total cost of revenue was primarily due to the change in number and mix of products sold, including the geographic mix of those sales.

Total cost of revenue increased 14.4% to $164.8 million for the nine months ended September 30, 2021, compared to $144.0 million for the nine months ended September 30, 2020. Total cost of revenue was 65.3% of net revenue for the nine months ended September 30, 2021, compared to 67.9% of net revenue for the nine months ended September 30, 2020, which resulted in an increase in gross profit percentage to 34.7% for the nine months ended September 30, 2021 from 32.1% for the nine months ended September 30, 2020. The increase in total cost of revenue was primarily due to the increase in number and mix of products sold, including the geographic mix of those sales.

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

Research and product development expenses increased by 29.6% to $11.7 million for the three months ended September 30, 2021 compared to $9.0 million for the three months ended September 30, 2020. Research and product development expenses increased by 27.7% to $34.8 million for the nine months ended September 30, 2021 compared to $27.2 million for the nine months ended September 30, 2020. The increase in research and product development expenses was primarily due to strategic hiring decisions in research, development, and product line management in the second half of 2020 and into the first half of 2021 with the intent to accelerate growth and capture market share.

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

Selling, marketing, general and administrative expenses increased by 16.3% to $19.5 million for the three months ended September 30, 2021 compared to $16.8 million for the three months ended September 30, 2020. The increase was due to strategic hiring decisions across sales and administration in the second half of 2020 and into the first half of 2021 with the intent to accelerate growth and capture market share, along with the full quarter impact of the Optelian and Rift acquisitions.

Selling, marketing, general and administrative expenses increased by 60.1% to $69.6 million for the nine months ended September 30, 2021 compared to $43.5 million for the nine months ended September 30, 2020. The increase in selling, marketing, general and administrative expenses was primarily due to the increase in allowance for doubtful accounts for one customer in India by $14.2 million in the first quarter of 2021. Refer to Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements, for further information on the bad debt expense. The increase was also partially due to strategic hiring decisions across sales and administration in the second half of 2020 and into the first half of 2021 with the intent to accelerate growth and capture market share, along with the impact of the Optelian and Rift acquisitions.

Restructuring and Other Charges

Restructuring and other charges for the nine months ended September 30, 2021 were $12.1 million and relate primarily to the strategic decision to transition DZS GmbH to a sales and research and development center by the end of 2021. During July 2021, the Company and works council agreed to the terms of and entered into a social plan that included employee termination benefits in conjunction with the restructuring in Germany. The Company accounted for the one-time employee termination benefits when the final terms of the benefit arrangement were communicated to the affected employees in the third quarter of 2021, as reflected in the increase to restructuring and other charges in the statement of operations during the three months ended September 30, 2021 of $6.7 million. See Note 9 Restructuring and Other Charges of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information.

Impairment of Long-lived Assets

Impairment of long-lived assets for the nine months ended September 30, 2021 was $1.7 million, and related to the headquarters relocation to Plano, Texas. No impairment was recorded during the three months ended September 30, 2021. See Note 13 Leases of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information.

Income Tax Provision

Income tax expense for the three and nine months ended September 30, 2021 was $0.7 million and $2.0 million, respectively, on pre-tax loss of $5.2 million and $30.4 million, respectively. Income tax expense for the three and nine months ended September 30, 2020 was $1.6 million and $2.5 million, respectively, on pre-tax income of $1.5 million and pre-tax loss of $6.6 million, respectively.  For the three and nine months ended September 30, 2021, the effective income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in North America and EMEA and the mix of earnings generated by our wholly owned foreign subsidiaries in Asia.

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

Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA, which we consider to be the most directly comparable U.S. GAAP financial measure to Adjusted EBITDA (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(5,896)	$(115)	$(32,400)	$(9,042)
Add (deduct):
Interest expense, net	29	432	245	1,405
Income tax provision (benefit)	676	1,619	2,032	2,452
Depreciation and amortization	1,112	1,386	3,555	3,935
Stock-based compensation	3,104	1,660	6,450	3,310
Headquarters and facilities relocation	(908)	35	1,012	35
Restructuring and other charges	6,754	—	12,098	—
Acquisition costs	9	—	689	—
Executive transition	200	1,383	372	1,383
Bad debt expense*	—	—	14,206	-
Loss on debt extinguishment	—	—	—	1,369
Adjusted EBITDA	$5,080	$6,400	$8,259	$4,847

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

The following table summarizes the information regarding our cash and cash equivalents and working capital (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$45,505	$45,219
Working capital	121,780	123,285

The Company had a net loss of $5.9 million and $32.4 million for the three months and nine months ended September 30, 2021, respectively. The Company had a net loss of $0.1 million and $9.0 million for the three months and nine months ended September 30, 2020, respectively.

As of September 30, 2021, we had working capital of $121.8 million. As of September 30, 2021, we had $45.5 million in cash and cash equivalents, which included $22.3 million in cash balances held by our international subsidiaries.

On January 29, 2021, we closed an equity offering which resulted in gross proceeds of approximately $64.4 million and net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $59.5 million. We used a portion of the net proceeds from the equity offering to pay off the outstanding balance of debt with financial institutions and related parties.

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

In December 2019, a strain of coronavirus, now known to cause COVID-19, was reported to have surfaced in Wuhan, China. Since that time, the widespread and sustained transmission of the virus has reached global pandemic status. In response to the pandemic, many national and international health agencies have recommended, and many countries and state, provincial and local governments have implemented, various measures, including travel bans and restrictions, limitations on public and private gatherings, business closures or operating restrictions, social distancing, and shelter-in-place orders. The health effects of the pandemic and the above measures taken in response thereto have had an effect on the global economy in general and have materially impacted and may continue to impact on our financial condition, results of operations and cash flows. Given the ongoing and dynamic nature of the virus and the worldwide response related thereto, it is difficult to predict the full impact of the COVID-19 pandemic on our business. Due to the uncertainty around the future economic impact of the pandemic, the fair value measurements used in our impairment assessments could be negatively impacted and could result in future impairments of goodwill, intangibles and other long-lived assets. During the nine months ended September 30, 2021, our revenues increased by 19.0%, compared to the nine months ended September 30, 2020, however the impact of a continued COVID-19 pandemic or sustained measures taken to limit or contain the outbreak could have a material and adverse effect on our business, financial condition, results of operations, and cash flows.

Operating Activities

Net cash used in operating activities increased by $4.1 million to $15.1 million for the nine months ended September 30, 2021 from net cash used in operating activities of $11.0 million for the nine months ended September 30, 2020. The increase in cash used in operating activities was primarily due to restructuring activities related to our Hanover location, an increase in research and development expenses, along with an increase in selling, general and administrative expenses, partially offset by an increase in gross margin. The increase in research and product development expenses was primarily due to strategic hiring decisions in research, development, and product line management in the second half of 2020 and into the first half of 2021 with the intent to accelerate growth and capture market share. The increase in selling, general and administrative expenses was due to strategic hiring decisions across sales and administration in the second half of 2020 and into the first half of 2021 with the intent to accelerate growth and capture market share, along with the impact of the Optelian and Rift acquisitions.

Investing Activities

Net cash used in investing activities increased by $6.7 million to $8.6 million for the nine months ended September 30, 2021 from $1.9 million for the nine months ended September 30, 2020. This increase was primarily due to cash used in the Optelian and RIFT acquisitions.

Financing Activities

Net cash provided by financing activities totaled $21.6 million for the nine months ended September 30, 2021 and consisted primarily of proceeds from the equity offering of $59.5 million, partially offset by repayments of our short-term borrowings and related party term loan. This is in comparison to cash provided by financing activities of $19.8 million for the nine months ended September 30, 2020 and consisted primarily of proceeds from a related party loan, factored accounts receivable accounted for as a secured borrowing, and proceeds from short-term borrowings, partially offset by a net outflow associated with the repayment of the PNC Credit Facilities and other short-term borrowings.

Cash Management

Our primary source of liquidity comes from our cash, cash equivalents and restricted cash, which totaled $52.4 million at September 30, 2021. Our cash, cash equivalents and restricted cash as of September 30, 2021 included $22.3 million held by our international subsidiaries.

Debt Facilities

Bank and Trade Facilities - Foreign Operations

As of September 30, 2021, we had no outstanding balances with banks and other lending institutions. As of December 31, 2020, we had an aggregate outstanding balance of $13.8 million under financing arrangements with foreign banks and other lending institutions. During the first half of 2021, we paid off the outstanding balance of debt under such financing arrangements.

Related Party Debt

As of September 30, 2021, we had no related party debt outstanding. As of December 31, 2020, we had an aggregate outstanding balance of $29.8 million of related party debt with DNI. In January and February 2021, we paid off the outstanding balance of debt with related parties with proceeds from the issuance of shares of our common stock during January 2021.

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

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of September 30, 2021, two customers represented 18% and 15% of net accounts receivable, respectively, and net receivables from customers in countries other than the United States represented 80%. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, and inventory purchase commitments.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. In the course of the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded our disclosure controls and procedures were effective as of September 30, 2021.

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

10.1+

Employment Agreement effective August 2, 2021 by and between DZS Inc. and Misty D. Kawecki (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2021).

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

Date: November 3, 2021
	By:	/s/ Charles Daniel Vogt
	Name:	Charles Daniel Vogt
	Title:	President and Chief Executive Officer

	By:	/s/ Misty Kawecki
	Name:	Misty Kawecki
	Title:	Chief Financial Officer
(Principal Financial and
Accounting Officer)