Form 10-K
period 2021-12-31
DZS INC.
filed 2022-03-09
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of March 4, 2022, there were 27,553,992 shares outstanding of the registrant’s common stock, $0.001 par value. As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $353,106,651.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III where indicated.

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

We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items in future periods; anticipated growth and trends in our business, industry or key markets; cost synergies, growth opportunities and other potential financial and operating benefits of our acqusitions; future growth and revenues from our products; our ability to access capital to fund our future operations; future economic conditions and performance; the impact of the global outbreak of COVID-19, also known as the coronavirus; the impact of interest rate and foreign currency fluctations; anticipated performance of products or services; competition; plans, objectives and strategies for future operations, including our pursuit or strategic acquisiitons and our continued investment in research and development; other characterizations of future events or circumstances; and all other statements that are not statements of historical fact, are forward-looking statements within the meaning of the Securities Act and the Exchange Act. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include factors discussed in Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, as well as factors described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

PART I

ITEM 1.	BUSINESS

DZS Inc. (“DZS” or the “Company,”) was incorporated under the laws of the state of Delaware in June 1999. The Company’s common stock is traded on The Nasdaq Global Select Market (”Nasdaq") under the symbol “DZSI”. The mailing address of our worldwide headquarters is 5700 Tennyson Parkway, Suite 400, Plano, Texas 75024, and our telephone number at that location is (469) 327-1531.

Company Overview

DZS is Enabling a Hyper-Connected World, supporting the transformation of technology providers into experience providers and driving the next generation of Broadband Connectivity, Mobile & Optical Edge and Cloud Software solutions. Our next generation fiber broadband platforms enable customers to expand their services, upgrade their technology and leverage software to improve their efficiency, insights and customer experience.

Our solutions have been deployed by over 750 active customers, including advanced Tier 1, national and regional service providers and enterprise customers in more than 100 countries worldwide. Our intelligent-edge solutions are focused on creating significant value for our customers by delivering innovative solutions that empower global communication advancement by shaping the internet connection experience.

We research, develop, test, sell, manufacture and support platforms in the areas of mobile transport and fixed broadband access, as discussed below. We have regional development and support centers around the world to support our customer needs. As of December 31, 2021, we employed over 840 personnel worldwide.

Our Solutions and Platforms

Our solutions and platforms portfolio include products in Broadband Connectivity, Connected Home & Business, Mobile & Optical Edge, and Cloud Software.

•

Broadband Connectivity. Our DZS Velocity portfolio offers a variety of solutions for carriers and service providers to connect residential and business customers, either using high-speed fiber or leveraging their existing deployed copper networks to offer broadband services to customer premises. Once our broadband access products are deployed, the service provider can offer voice, high-definition and ultra-high-definition video, highspeed internet access and business class services to their customers. In addition, the switching and routing products we provide in this space offer a high-performance and manageable solution that bridges the gap from carrier access technologies to the core network. XCelerate by DZS increases the velocity with which service providers can leap to multi-gigabit services at scale by enabling rapid transition from Gigabit Ethernet Passive Optical Network (“GPON”) to 10 Gigabit Symmetrical Passive Optical Network (“XGS-PON”) and Gigabit Ethernet to 10 Gigabit Ethernet via any service port across a range of existing DZS Velocity chassis and 10 gig optimized stackable fixed form factor units.

•

Connected Home & Business. Our DZS Helix connected premises product portfolio offer a large collection of smart gateway platforms for any fiber to the “x” (“FTTx”) deployment. DZS Smart Gateway platforms are designed for high bandwidth services being deployed to the home or business. Our connected premises portfolio consists of indoor/outdoor optical network terminal (“ONT”) gateways delivering best-in-class data throughout to support the most demanding FTTx applications. The product feature set gives service providers an elegant migration path from legacy to softswitch architectures without replacing ONTs.

•

Mobile & Optical Edge. Our DZS Chronos portfolio provides a robust, manageable and scalable solution for mobile operators that enable them to upgrade their mobile fronthaul/midhaul/backhaul (“xHaul”) systems and migrate to fifth generation wireless technologies (“5G”) and beyond. DZS Chronos provides a full range of 5G-ready xHaul solutions that are open, software-defined, and field proven. Our mobile xHaul products may be collocated at the radio access node base station and can aggregate multiple radio access node base stations into a single backhaul for delivery of mobile traffic to the radio access node network controller. Our products support pure Ethernet switching as well as layer 3 IP and Multiprotocol Label Switching (“MPLS”), and we interoperate with other vendors in these networks.

•

Cloud Software. Our DZS Cloud solution accelerates our software capabilities specifically in the areas of network orchestration, application slicing, automation, analytics, and service assurance. We offer a commercial, carrier-grade network-slicing enabled orchestration platform complementing our position with physical network devices supporting Open RAN (“O-RAN”) and 4G/5G networks. Communications service providers are implementing software defined networking (“SDN”) and network functions virtualization (“NFV”) architectures to reduce reliance on proprietary systems and hardware, which increase service agility, flexibility, and deployment of new network services while lowering costs.

Industry Background

We believe that expansion in our worldwide business is driven by the increased demand of subscribers and cloud service providers for mobile and fixed network access solutions and communications equipment that enable or support access to higher speed bandwidth access to the internet.

Furthermore, increased competition between service providers for subscriber business has resulted in significant investment pressure to upgrade network infrastructure to meet growing bandwidth needs. Broadband access networks must be multiservice in nature and must have extensive quality of service guarantees in order to support 5G, mobile xHaul, symmetric business services and residential services, as well as virtual overlay networks for alternative operators and wholesale access.

In recent years, the growth of social communications and networking has placed significant demands on legacy access infrastructure, which was exacerbated in 2020 by the global COVID-19 pandemic which drove a dramatic rise in remote work and learning as well as entertainment streaming. This increased demand has been challenging for the industry, even for the newest and most advanced providers. Increased subscriber usage of smartphone, video streaming services, PC gaming services and high definition and ultra-high-definition televisions has increased the network throughput demand driven by music, pictures, user-generated content (as found on many video-sharing sites) and high-definition video, which have all become a growing part of subscribers’ regular exchange of information.

Trends such as software-as-a-service (SaaS), Cloud-based services, Internet of Things (IoT), and 5G have also increased the demand for broadband network access and customer premises solutions. All of these new technologies share a common dependency on high-bandwidth communication networks and sophisticated traffic management tools. As bandwidth demands continue to increase, carriers need to continue to upgrade their network infrastructure to support such demand. The infrastructure upgrade cycle typically has the effect of moving bandwidth bottlenecks from one part of the network to another (such as a carrier’s access network, core network or data centers), depending on the selection of technology and costs.

It is widely acknowledged in the industry that a fiber-optic broadband access network is the preferred network architecture for a broadband fixed network. This network architecture is commonly called Fiber to the Premises (“FTTP”) for business subscribers or Fiber to the Home (“FTTH”) for residential subscribers. With FTTH, all services are generally delivered at the premise through smart optical networking terminal units (“ONT”). The Fiber to the Node (“FTTN”) architecture is also deployed where the fiber-optic cable terminates at a street cabinet which contains a Digital Subscriber Line Access Multiplexer (“DSLAM”) or Multiple Service Access Node (“MSAN”) that then provides higher speed services to their customers over the last mile legacy copper wireline infrastructure. With the shift away from the legacy copper telephone Time-division Multiplexing (“TDM”) switches (used in carrier networks from the 1980’s to the early 2000’s), many carriers that continue to provide services over copper wireline networks are decommissioning their legacy telephone switches and moving services over to Voice over Internet Protocol (“VoIP”) platforms via an MSAN/Softswitch solution. Our broadband access products and solutions are designed to address all these fiber configurations, commonly referred to as FTTx, by allowing carriers and service providers to either use fiber-optic networks or leverage their existing deployed copper networks to offer broadband services to customer premises. The demand for FTTx is also driven by various government sponsored broadband stimulus funding programs. These initiatives cultivate broadband opportunities around the world. Several of the most prominent initiatives are in North America, including American Rescue Plan Act (ARPA), the CARES Act, the Consolidated Appropriations Act, the Rural Digital Opportunity Fund (RDOF) and the Infrastructure Investment and Jobs Act most recently signed into law by President Biden in November 2021. Global government sponsored broadband stimulus initiatives are less commonly known, though equally important in their contributions to the investment in fiber-optic broadband access network. We are benefitting from several customers that have accelerated their network investment because of government broadband stimulus programs.

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

Our Strategy

We strive to balance growth with financial discipline that specifically focuses on improving product margins, increasing recurring software and service revenue, and managing expenses to drive profitability. The principal elements of our strategy include:

•

Global Presence. We have a diversified customer base that includes more than 750 active customers in more than 100 countries worldwide. We provide our network access solutions to Tier 1, national, and regional carriers in the Asia-Pacific region, the Middle East region and Europe, as well as in North America and Latin America. We leverage our global infrastructure, which includes sales offices all over the world, research and development centers in the United States of America (“United States” or “U.S.”), the Republic of Korea (“South Korea”), Vietnam, India, and Canada and inhouse and contract manufacturing capabilities in the United States, South Korea, Vietnam, and China, to support our customer base.

•

Leading FTTx Market Position. We hold a strong leadership position in the FTTx network access space. We offer customers an extensive choice of indoor and outdoor fiber demarcation and fully integrated smart gateways with telephone data, Power over Ethernet (“POE”), Wi-Fi and over-the-top set-top box (“OTT STB”) capabilities and other service interfaces. In the FTTx optical line terminal (“OLT”) category, we offer the industry’s largest portfolio of modular chassis, single platforms, and software for deployment in datacenter, central office, extended temperature environments and multi-dwelling unit (“MDU”) scenarios.

•

Technology Leadership. We believe that our future success is built upon our investment in the development of advanced communications technologies. We continue to focus on research and development to maintain our leadership position in broadband network access solutions and communications equipment. These development efforts include innovating around 5G mobile xHaul technology in collaboration with our leading Tier 1 carriers, developing a new generation of SDN/NFV solutions for unified wired and wireless networks, upgrading our broadband access technology for 10 and 25/50/100 gigabyte access speeds, and introducing our cloud managed Wi-Fi solutions and data analytics offerings. We also continue to expand and differentiate our portfolio through software investments in network orchestration, automation and slicing, a unified operating system and a subscriber experience software-as-a-service (SaaS) platform. Our software expansion and vision are designed to improve our long-term margin profile while differentiating DZS in the marketplace.

•	Strategic Mergers and Acquisitions. In addition to organic growth, we may from time to time seek to expand our operations and capabilities through strategic acquisitions.

On March 3, 2021, the Company acquired substantially all of the assets of RIFT, Inc., a network automation solutions company, and all the outstanding shares of RIFT.IO India Private Limited, a wholly owned subsidiary of RIFT, Inc. (collectively “RIFT”). RIFT developed a carrier-grade software platform that simplifies the deployment of any slice, service, or application on any cloud.

On February 5, 2021, we acquired Optelian Access Networks Corporation (“Optelian”), a leading optical networking solution provider based in Ottawa, Ontario, Canada, and its portfolio of optical transport solutions. This acquisition introduced the “O-Series” to the DZS portfolio of carrier grade optical networking products with 100 gigabits per second and above capability, expanding DZS product portfolios by providing environmentally hardened, high capacity, and flexible solutions at the network edge.

On January 3, 2019, we acquired Keymile to expand our business efforts in the EMEA. The acquired Multi-service Access Nodes (MSAN) portfolio complemented the DZS existing portfolio by offering leading class point-to-point active FTTx Ethernet and copper-based access technology based on G. Fast technology as well as VoIP gateway features.

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

Customers

We generally sell our products and services directly to carriers and service providers that offer voice, data and video services to businesses, governments, utilities and residential subscribers. Our global customer base includes regional, national and international carriers and service providers. To date, our products have been deployed by hundreds of carriers and service providers worldwide.

We also sell solutions indirectly to end customers through system integrators and distributors to the service providers, hospitality, education, stadiums, manufacturing and business enterprises as well as to the government and military.

For the year ended December 31, 2021, two customers represented 19% and 12% of net revenue, respectively. For the year ended December 31, 2020, two customers represented 14% and 13% of net revenue, respectively

Research and Development

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

We have core research and development teams located in the United States, South Korea, Vietnam, India and Canada. In all of these centers, we develop and test both our hardware and software solutions. We continue to invest heavily in automated and scale testing capabilities for our products to better emulate our customers’ networks.

Our product development activities focus on products to support both existing and emerging technologies in the segments of the communications industry that we consider viable revenue opportunities. We are continuing to refine our solution architecture, introducing new products using the various solutions we support, and creating additional interfaces and protocols for both domestic and international markets.

We are committed to invest in leading edge technology research and development for new products and innovative solutions that align with our business strategy. Our research and product development expenses were $47.0 million and $38.0 million in 2021 and 2020, respectively.

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

Sales and Marketing

We have a global sales presence with customers from over 100 countries, and we sell our products and services both directly and indirectly through channel partners with support from our sales force. Channel partners include distributors, value added resellers, system integrators and service providers. These partners sell directly to and service end customers and often provide additional value-added services such as system installation, technical support, and professional support services in addition to equipment sales. Our sales efforts are generally organized and sized according to geographical regions for target carriers, service providers, municipalities and enterprise customers.

•

Americas Sales. Our Americas Sales organization includes coverage of North America and Latin America regions. The organization establishes and maintains direct and indirect relationships with customers in the Americas, which includes carriers and service providers, cable operators, utilities and enterprises. In addition, this organization is responsible for managing our distribution channel and also manages our inside sales and sales engineering activities.

•

EMEA Sales. This organization establishes and maintains direct and indirect relationships with customers in the EMEA region, which includes carriers and service providers, cable operators, utilities and enterprises.

•

Asia Pacific Sales. This sales organization establishes and maintains direct and indirect relationships with customers in the Asia Pacific region, which includes carriers and service providers, cable operators, utilities and enterprises, in particular, with our South Korean customers, consisting primarily of Tier 1 carriers. These carriers have historically been early innovators across various telecommunications industry upgrade cycles, including broadband access technology and mobile fronthaul/backhaul technology. We partner with such carriers from the early phases of technology development to ensure our products are carrier-grade and purpose-built for the most rigorous of environments.

•

Enterprise Sales. Our Enterprise Sales organization includes global geographic coverage and is primarily focused on coverage of our FiberLAN solutions. The organization establishes and maintains direct and indirect relationships with enterprise customers for both greenfield (i.e., projects that do not follow a prior work) and brownfield (i.e., projects that modify or upgrade existing infrastructure or products) projects targeting enterprise customers in several industry verticals, including education (i.e., K-12, universities and colleges, etc.), hospitality, healthcare, stadiums, corporate campuses, and others.

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

Our backlog consists of purchase orders for products and services that we expect to ship or perform within the next year. Our backlog may fluctuate based on the timing of when purchase orders are received. As of December 31, 2021, our backlog was approximately $225.0 million, compared to $71.0 million at December 31, 2020. We consider backlog to be an indicator, but not the sole predictor, of future sales because our customers may cancel or defer orders without penalty.

Competition

We compete in communications equipment markets, providing products and services for the delivery of broadband connectivity, connected home and business, mobile and optical edge transport, and cloud software-based services. These markets are characterized by rapid change, converging technologies and a migration to solutions that offer advantages in both operational efficiency and service performance. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in our core broadband connectivity and connected home and business markets, including ADTRAN, Calix, Huawei, Nokia, Ubiquoss, and ZTE, among others. In our FiberLAN business, which is a subset of our broadband connectivity and connected home and business market, our competitors include Cisco, Nokia, and Tellabs, among others. In our mobile and optical edge transport business, our competitors include Ciena, Cisco and Juniper Networks, among others. In our cloud software business, our competitors include solutions from ADTRAN, Calix, Ciena, Nokia, and Solarwinds. In addition, a number of companies have introduced products that address the same network needs that our products and solutions address, both domestically and internationally. The overall number of our competitors may increase, and the identity and composition of competitors may change. As we continue to expand our sales globally, we may see new competition in different geographic regions. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. Many of our competitors have greater financial, technical, sales and marketing resources than we do.

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

Manufacturing and Operations

Operationally, we use a global sourcing procurement program to purchase and manage key raw materials and subassemblies through qualified suppliers, sub-contractors, original equipment and design manufacturers and electronic manufacturing service vendors. The manufacturing process uses a strategic combination of procurement from qualified suppliers and in-house manufacturing. Throughout the process we manage the assembly, quality assurance, customer testing, final inspection and shipping of our products.

We manufacture our low volume, high mix products at our manufacturing facility in Seminole, Florida, USA. For certain products, we rely on contract manufacturers, primarily located in Vietnam and China, and original design manufacturers for high volume, low mix products. We have generally been able to have sufficient production capacity to meet demand for our product offerings through a combination of existing and added capacity, additional employees and the outsourcing of products or components.

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

The recent outbreak of the coronavirus in China and other countries has negatively impacted our supply chain in recent months. Supply chain pricing, freight and logistics costs, availability, and extended lead-times became a challenge in 2021 as the world economy recovered from the COVID-19 pandemic. As we continue to incur elevated costs for components and expedite fees, our supply chain and operations teams continue to focus on managing through a constrained environment, thereby enabling DZS to maximize shipments despite elongated lead times. We remain cautious about continued supply chain headwinds that challenge the industry and anticipate a constrained supply chain environment to persist throughout 2022.

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

Employees

As of December 31, 2021, we employed over 840 personnel worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Website and Available Information

Our investor website address is http://investor-dzsi.com. The information on, or accessible through, our website does not constitute part of this Annual Report on Form 10-K, or any other report, schedule or document we file or furnish to the SEC. On our investor website, we make available the following filings available free of charge as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Risks Directly Related to the ongoing COVID-19 Pandemic

The COVID-19 pandemic has previously adversely affected significant portions of our business and could have a material adverse effect on our financial condition and results of operations. Authorities have imposed, and businesses and individuals have implemented, numerous measures to try to contain the virus or treat its impact, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, shutdowns, and vaccine requirements. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective suppliers and partners. We have experienced, and could in the future experience, reduced workforce availability at some of our sites, construction delays, and reduced capacity at some of our suppliers. We have operations in the US, Canada, South Korea, Japan, Vietnam, India, as well as in other countries in Europe, Asia-Pacific, Middle East and Latin America, and each of these countries is taking measures in response to the pandemic. Restrictions on our manufacturing or support operations or workforce, similar limitations for our suppliers, and transportation restrictions or disruptions can limit our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations. Our customers have experienced, and may in the future experience, disruptions in their operations and supply chains, which can result in delayed, reduced, or cancelled orders, or collection risks, and which may adversely affect our results of operations.

We have experienced and continue to experience disruptions in our supply chain due to the impact of the COVID-19 pandemic, which has also impacted and may adversely impact our operations (including, without limitation, logistical and other operational costs) and the operations of some of our key suppliers. If our vendors for product components are unable to meet our cost, quality, supply and transportation requirements, continue to remain financially viable or fulfill their contractual commitments and obligations, we could experience disruption in our supply chain, including shortages in supply or increases in production costs, which would materially adversely affect our results of operations. The current worldwide shortage of semiconductors may exacerbate these risks.

The pandemic has caused us to modify our business practices, including with respect to employee travel; employee work locations; limitations on physical participation in meetings, events, and conferences; and social distancing measures. Future vaccine mandates in the countries in which we operate could adversely affect our workforce retention and hiring. We may take further actions as required by government authorities or others, or that we determine are in the best interests of our employees, customers, suppliers, and partners. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our product development, validation, and qualification, customer support, and other activities, which could have a material adverse effect on our operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions.

The pandemic has significantly increased economic and demand uncertainty and has led to volatility in capital markets and credit markets. Adverse changes in economic conditions related to the COVID-19 pandemic can significantly harm demand for our products and make it more challenging to forecast our operating results. Given the continued and substantial economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of impacts on demand for our products.

The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and severity of the pandemic; the actions taken to contain the virus or treat its impact; other actions taken by governments, businesses, and individuals in response to the virus and resulting economic disruption; and how quickly and to what extent normal economic and operating conditions can resume. Additional impacts and risks may arise that we are not aware of or able to respond to effectively. We are similarly unable to predict the extent of the impact of the pandemic on our customers, suppliers, and other partners, but a material effect on these parties could also materially adversely affect us. The impact of COVID-19 can also exacerbate other risks discussed in this Risk Factors section and throughout this report.

Risks Related to our Liquidity

We may not have the liquidity to support our future operations and capital requirements.

As of December 31, 2021, we had approximately $46.7 million in unrestricted cash and cash equivalents, including $30.1 million in cash balances held by our international subsidiaries. If we are unable to raise additional capital, we may be unable to adequately fund our existing operations. Our current liquidity condition exposes us to the following risks: (i) vulnerability to adverse economic conditions in our industry or the economy in general; (ii) limitations on our ability to adequately plan for, or react to, changes in our business and industry; and (ii) negative investor and customer perceptions about our financial stability, which could limit our ability to obtain financing or acquire customers.

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

We had a net loss of $34.7 million and $23.1 million for the years ended December 31, 2021 and 2020, respectively. Additionally, we have incurred significant losses in prior years. We have an accumulated deficit of $87.0 million as of December 31, 2021. We expect that we will continue to incur substantial manufacturing, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the ongoing development of our business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to acquisitions and the integration of new technologies and other acquisitions that may occur in the future. We may not be able to adequately manage costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to sustain profitability in future periods will depend on our ability to generate and sustain higher revenue while maintaining reasonable costs and expense levels. If we fail to generate sufficient revenue to sustain profitability in future periods, we may continue to incur operating losses, which could be substantial, and our stock price could decline.

In connection with the Keymile acquisition, we assumed certain of Keymile’s liabilities, which could harm our business, operations, financial condition, and liquidity.

Pursuant to the definitive agreement for the acquisition of Keymile GmbH, now DZS GmbH (“Keymile” or “DZS GmbH”), we assumed certain of Keymile’s liabilities, including tax and pension liabilities, and any liabilities that may arise related to breaches of representations and warranties made by Keymile in connection with a prior sale of assets by Keymile that survive through 2022. Although the definitive agreement for the Keymile acquisition entitles us to indemnification for certain losses incurred related to those assumed liabilities, our right to indemnification from the Keymile sellers is limited by the survival period of the representations and warranties included in the Keymile acquisition definitive agreement and recovery is limited in amount to the purchase price of Keymile, or EUR 10.3 million (approximately $11.7 million). Additionally, our rights to recovery against such losses is limited under our and third party provided warranty and indemnity liability insurance coverage of up to EUR 35.3 million (approximately $40.2 million).  If such claims or losses exceed such amount, or if they are not indemnifiable under the Keymile acquisition definitive agreement, any such losses could negatively impact our financial situation. In addition, our closing of the Keymile acquisition could give rise to substantial tax liabilities under German law, which could negatively impact our financial condition and liquidity.

Customer and Product Risk

The long and variable sales cycles for our products could cause revenue and operating results to vary significantly from quarter to quarter.

The target customers for our products have substantial and complex networks that they traditionally expand in large increments on a periodic basis. Accordingly, our marketing efforts are focused primarily on prospective customers that may purchase our products as part of a large-scale network deployment. Our target customers typically require a lengthy evaluation, testing and product qualification process. Throughout this process, we are often required to spend considerable time and incur significant expenses educating and providing information to prospective customers about the uses and features of our products. Even after a company makes the final decision to purchase our products, it could deploy our products over extended periods of time. The timing of deployment of our products varies widely, and depends on a number of factors, including our customers’ skill sets, geographic density of potential subscribers, the degree of configuration and integration required to deploy our products, and our customers’ ability to finance their purchase of our products as well as their operations. The impact of the COVID-19 pandemic on our supply chain has increased the volatility of our deployment timeframes. As a result of any of these factors, our revenue and operating results could vary significantly from quarter to quarter.

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

We currently purchase several key components from a limited number of suppliers. If any of our limited source of suppliers become insolvent, cease business or experience capacity constraints, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedules. Our suppliers may enter into exclusive arrangements with our competitors, be acquired by our competitors, stop selling their products or components to us at commercially reasonable prices, refuse to sell their products or components to us at any price or be unable to obtain or have difficulty obtaining components for their products from their suppliers. If we do not receive critical components from our limited source of suppliers in a timely manner, we will be unable to meet our customers’ product delivery requirements. Any failure to meet a customer’s delivery requirements could materially adversely affect our business, operations, and financial condition and liquidity and could materially damage customer relationships. The current worldwide shortage of semiconductors may exacerbate these risks.

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

We currently have significant operations in Canada, South Korea, India and Vietnam, as well as sales and technical support teams in various locations around the world. We continue to consider opportunities to expand our international operations in the future. The successful management and expansion of our international operations requires significant human effort and the commitment of substantial financial resources. Further, our international operations may be subject to certain risks, disruptions and challenges that could materially harm our business, operations, financial condition, and liquidity, including: (i) unexpected changes in laws, policies and regulatory requirements, including but not limited to regulations related to import-export control; (ii) trade protection measures, tariffs, embargoes and other regulatory requirements which could affect our ability to import or export our products into or from various countries; (iii) political unrest or instability, acts of terrorism or war in countries where we or our suppliers or customers have operations, including heightened security concerns stemming from North Korea in relation to our operations in South Korea; (iv) political considerations that affect service provider and government spending patterns; (v) heightened political tensions between the U.S. and China regarding the COVID-19 pandemic, trade practices and intellectual property rights; (vi) differing technology standards or customer requirements; (vii) developing and customizing our products for foreign countries; (viii) fluctuations in currency exchange rates, foreign exchange controls and restrictions on cash repatriation; (ix) longer accounts receivable collection cycles and financial instability of customers; (x) requirements for additional liquidity to fund our international operations; (xi) pandemics, epidemics and other public health crises, such as the COVID-19 pandemic; (xii) difficulties and excessive costs for staffing and managing foreign operations; (xiii) ineffective legal protection of our intellectual property rights in certain countries; (xiv) potentially adverse tax consequences; and (xv) changes in a country’s or region’s political and economic conditions.

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

Risks Related to our Common Stock

DASAN Networks, Inc. (“DNI”) owns a significant amount of our outstanding common stock and has the ability to exert significant influence or control over any matters that require stockholder approval, including the election of directors and the approval of certain transactions, and DNI’s interests may conflict with our interests and the interests of other stockholders.

As of December 31, 2021, DNI owned approximately 36.7% of the outstanding shares of our common stock, representing a significant amount of the votes entitled to be cast by the holders of our outstanding common stock at a stockholder meeting. Due to its significant ownership percentage of our common stock, DNI has the ability to substantially influence or control the outcome of any matter submitted for the vote of our stockholders, including the election of directors and the approval of certain transactions. The interests of DNI may conflict with the interests of our other stockholders or with holders of our indebtedness and may cause us to take actions that our other stockholders or holders of our indebtedness do not view as beneficial.

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

There is a limited public market for our common stock. The average daily trading volume in our common stock during the 12 months ended December 31, 2021 was approximately 125,000 shares per day. We cannot provide assurances that a more active trading market will develop or be sustained. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares of our common stock could result in significant price fluctuations and it may be difficult for holders to sell their shares without depressing the market price of our common stock.

DNI, our largest stockholder, owned approximately 10.1 million shares of our common stock as of December 31, 2021 and such shares are registered with the SEC for resale. Its shares became eligible for resale without restriction as to volume limitations. Our stock price could suffer a significant decline as a result of any sudden increase in the number of shares sold in the public market or market perception that the increased number of shares available for sale will exceed the demand for our common stock.

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

In January 2021, we raised approximately $59.5 million in an equity offering. Refer to Note 9 Stockholders’ Equity, in the Notes to Consolidated Financial Statements, for more detail. We need sufficient capital to fund our ongoing operations and may require additional financing in the future to expand our business, acquire assets or repay or refinance our existing debt. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

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

As part of our business strategy, we have made investments in and acquired other companies, including Optelian and RIFT in 2021, that we believe are complementary to our core business. In the future we may continue to make investments in or acquire other companies or complementary solutions or technologies. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. These transactions could also result in dilutive issuances of equity securities, the incurrence of debt or assumption of liabilities, and increase our risk of litigation exposure, which could adversely affect our operating results. In addition, if the resulting business from such a transaction fails to meet our expectations, our operating results, business, and financial condition may suffer or we may be exposed to unknown risks or liabilities.

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

Some of the risks that could affect our ability to successfully integrate acquired businesses, including Optelian and Rift’s telecommunication systems business, include those associated with: (i) failure to successfully further develop the acquired products or technology; (ii) insufficient revenues to offset increased expenses associated with acquisitions and where competitors in such markets have stronger market positions; (iii) conforming the acquired company’s standards, policies, processes, procedures and controls with our operations; (iv) difficulties in entering markets in which we have no or limited prior experience; (v) difficulties in integrating the operations, technologies, products and personnel of the acquired companies; (vi) coordinating new product and process development, especially with respect to highly complex technologies; (vii) potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after the announcement of acquisition plans or transactions; (viii) hiring and training additional management and other critical personnel; (ix) in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries; (x) increasing the scope, geographic diversity and complexity of our operations; (xi) diversion of management’s time and attention away from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions; (xii) consolidation of facilities, integration of the acquired company’s accounting, human resource and other administrative functions and coordination of product, engineering and sales and marketing functions; (xiii) the geographic distance between the companies; (xiv) failure to comply with covenants related to the acquired business; (xv) unknown, underestimated, and/or undisclosed liabilities for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, employment claims, pension liabilities, commercial disputes, tax liabilities and other known and unknown liabilities; (xvi) litigation or other claims in connection with the acquired company, including claims for terminated employees, customers, former stockholders or other third parties; and (xvii) the disruption, economic and otherwise, created by the on-going COVID-19 pandemic, including its potentially compounding effect on all the foregoing factors.

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

We face supply chain risk, and our failure to estimate customer demand properly could result in excess or obsolete component inventories that could adversely affect our gross margins.

Occasionally, we may experience a supply shortage, or a delay in receiving, certain component parts as a result of strong demand for the component parts and/or capacity constraints or other problems experienced by suppliers. If shortages or delays persist, the price of these components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. Conversely, we may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed. During 2021, we experienced disruptions in our supply chain, and we anticipate that such disruptions will continue in 2022. These supply issues have limited our ability to supply demand of certain customers. It is difficult to predict the future impact of these ongoing supply issues. Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price, our gross margins could decrease. In the past we experienced component shortages that adversely affected our financial results and, in the future, may continue to experience component shortages.

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

In addition, the Company is subject to credit risk associated with the concentration of accounts receivable from its key customers. As of December 31, 2021, two customers represented 26% and 10% of net accounts receivable. As of December 31, 2021, the Company has an allowance for doubtful account of $16.7 million related to one customer. If one or more of the Company’s top customers were to become bankrupt or insolvent or otherwise were unable to pay for the products and services provided by the Company, including as a result of conditions created by the on-going COVID-19 pandemic, the Company may incur significant write-offs of accounts receivable or incur other impairment charges, which may have a material adverse effect on the Company’s results of operations.

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

We rely on several centralized information technology systems to provide products and services, maintain financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. If we experience a prolonged system disruption in the information technology systems that involve our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, our information technology systems could be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophes or other unforeseen events. Furthermore, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to the company or our employees, partners, customers or suppliers, which could result in significant financial, legal or reputational damage to the Company. In response to the COVID-19 pandemic, a large portion of our workforce worked remotely, and future remote working could exacerbate any of the foregoing risks.

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

Market turbulence and weak economic conditions, including those caused by the on-going COVID-19 pandemic, as well as concerns about energy costs, geopolitical issues, inflation, the availability and cost of credit, business and consumer confidence, and unemployment could impact our business in a number of ways, including:

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

Our global headquarters is located in Plano, Texas and our U.S. manufacturing facility is located in Seminole, Florida. These facilities are subject to disruption from natural causes beyond our control, including physical risks from tornados, severe storms, floods, other natural disaster or power shortages or outages that could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, in the event any of our facilities or the facilities of our suppliers, contract manufacturers, third-party service providers, or customers, is affected by natural disasters, such as hurricanes, earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, including the ongoing COVID-19 pandemic to the extent not already occurring, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control, our business and operating results could suffer. Disasters occurring at our or our vendors’ facilities also could impact our reputation.

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

We may determine from time to time to issue additional equity securities to raise additional capital, to support growth, or, as we have in recent years, to make acquisitions. Further, we may issue stock options, grant restricted stock awards or other equity awards to retain, compensate and/or motivate our employees and directors. These issuances of our securities could dilute the voting and economic interests of existing stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

In 2020, the Company moved its headquarter and established its Engineering Center of Excellence in Plano, Texas, U.S, where we lease the office spaces. We lease facilities for manufacturing in Seminole, Florida, U.S., where we manufacture our low volume, high mix products. We also lease facilities for office and warehouse space in South Korea and India, and maintain offices to provide sales and customer support at various domestic and international locations. We believe that our existing facilities are suitable and adequate for our present purposes.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below is information concerning our executive officers as of December 31, 2021.

Name	Age	Office
Charles Daniel Vogt	58	Chief Executive Officer, President
Misty Kawecki	48	Chief Financial Officer
Justin Ferguson	44	Chief Legal Officer and Corporate Secretary

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

Misty Kawecki was appointed to the position of Chief Financial Officer on August 2, 2021. Ms. Kawecki recently served as Chief Financial Officer and Head of Operations at MediaKind, Inc., a large-scale media platform. Prior roles include Chief Accounting Officer at Imagine Communications, Inc., and executive roles at GENBAND (today known as Ribbon Communications) and McAfee (today is a subsidiary of Intel Corporation). She began her career at Ernst & Young LLP. She is a Certified Public Accountant and holds a Master’s Degree in accounting from Texas Tech University.

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

As of March 4, 2022, we had 376 registered stockholders of record. A substantially greater number of holders of DZS common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers or financial institutions.

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

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a global provider of leading-edge access, 5G transport, and enterprise communications platforms that enable the emerging hyper-connected, hyper-broadband world. Our solutions are deployed by over 750 active customers, including advanced Tier 1, national and regional service providers and enterprise customers in more than 100 countries worldwide. Our solutions and platforms portfolio include products in Broadband Connectivity, Connected Home & Business, Mobile & Optical Edge, and Network & Experience Software.

Our key financial objectives include the following:

•	Increasing revenue while continuing to carefully control costs;
•	Continuing investments in strategic research and product development activities that will provide the maximum potential return on investment; and
•	Minimizing consumption of our cash and cash equivalents.

2021 Highlights and Recent Developments

During 2021, the Company appointed several industry leaders to new roles within the DZS executive team. These appointments, among others, include Misty Kawecki as Chief Financial Officer and Jennifer Yohe as Chief Operations Officer. Each brings a deep history of experience in our markets.

In the first quarter of 2021, the Company made the strategic decision to transition DZS GmbH, formerly Keymile GmbH, a subsidiary of the Company located in Germany, to a sales and research and development center. On July 15, 2021, the Company came to an agreement with the works council and entered into a social plan that covers statutory benefits and one-time severance obligations. The Company incurred related restructuring and other charges of approximately $11.9 million in 2021, consisting primarily of termination-related benefits and impairment of long-lived assets. DZS GmbH reduced headcount by approximately 100 employees. The restructuring was essentially completed in the fourth quarter of 2021.

On March 3, 2021, the Company acquired substantially all of the assets of RIFT, Inc., a network automation solutions company, including all the outstanding shares of RIFT.IO India Private Limited, a wholly owned subsidiary of RIFT, Inc. (collectively “RIFT”). RIFT developed a carrier-grade RIFT.ware software platform that simplifies the deployment of any slice, service, or application on any cloud. The total purchase consideration was $0.5 million, including a $0.2 million holdback that was released in April of 2021 following the fulfillment of certain requirements in the purchase agreement.

On February 5, 2021, we acquired all the outstanding stock of Optelian Access Networks Corporation (“Optelian”), a leading optical networking solution provider based in Ottawa, Ontario, Canada, and its portfolio of optical transport solutions. This acquisition introduced the “O-Series” to the DZS portfolio of carrier grade optical networking products with 100 gigabits per second and above capability, expanding DZS product portfolios by providing environmentally hardened, high capacity, and flexible solutions at the network edge. The purchase price of $7.5 million included cash paid to the shareholders and option holders of Optelian, cash paid to retire Optelian's outstanding debt on the date of acquisition, and contingent payments to shareholders.

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

2021 Key Product Developments

Streamlined Product Portfolio. Our focus on product rationalization during 2021 produced a streamlined, simplified, and strategically aligned global product portfolio. Our research and development investment scale has been enhanced through product rationalization efforts and further accelerated by our pivot to a platform-based development approach for our Software and Systems solutions. These platforms give our research and development teams the capacity to increase product innovation with reuse of technology modules across multiple products, improving our ability to bring innovative and differentiated products to market quickly. In 2021 we completed the development of 29 new products across all our technology pillars.

Fiber-Fueled Broadband Connectivity Drives Innovation. We are heavily engaged in and benefiting from the unprecedented and accelerated upgrade cycle from legacy copper and first generation PON technologies to 10 gigabit broadband connectivity solutions. We are enabling the next wave of network deployments fueled by HD video collaboration, augmented and virtual reality, interactive gaming, and the interactive and collaborative world now known as the Metaverse. The DZS Velocity Broadband Connectivity portfolio accelerates and simplifies the network wide deployment of future-proof next generation, multi-gigabit services over fiber, which are punctuated by new product introductions that simplify the evolution from sub-gigabit PON to 10 Gbps PON, OLTs and next generation G.fast distribution point units (“DPUs”) that deliver multi-gigabit service over legacy copper in MDUs and offer a simplified path to disaggregated network architectures.

Software-Driven Connected Home & Business Experience. The unprecedented drive from service providers to deliver multi-gigabit services to subscribers creates a market opportunity for DZS to complement those advanced services with systems and software to extend those services from the network to connected subscribers’ devices. DZS has responded to this opportunity with the introduction of Intelligent 10Gbps capable Fiber Termination Points, Wi-Fi 6 Residential Gateways and Access Points, and DZS Xperience Software. We accelerated our software strategy and roadmap throughout 2021, building upon the DZS Cloud feature set and announcing a launch of DZS Xperience software that optimizes the management of Wi-Fi services (including Wi-Fi 6).

Differentiated Converged Network Edge. The DZS Helix portfolio focuses on growing service provider opportunities to serve the unique needs of the Connected Home & Business. Featuring one of the industry’s largest collections of feature-rich fiber termination points as well as residential and enterprise gateways and Wi-Fi systems, the DZS portfolio includes support for multi-gigabit capable services, Wi-Fi 6 and managed access network support all the way to the premises edge and beyond. DZS Helix portfolio is also differentiated for its support for new converged network service opportunities in Enterprises and MDUs.

Mobile & Optical Edge. The adoption of 5G and O-RAN technologies have dramatically increased the requirement for bandwidth at the edge of the mobile network and disrupted the way mobile operators are architecting mobile networks. During 2021, we extended our product offerings in the midhaul and backhaul areas of the network with the following:

•

Transformational new products for the edge of the mobile network with packet-based fronthaul, enablement of non-traditional cell sites and deployment of transport and management solutions for in-building 5G small cells.

•

Modular, compact and environmentally hardened 100G-400G Optical Edge products that enable the deployment of technologies traditionally associated with core optical transport to the very edge of the mobile and fixed access networks.

Trends and Uncertainties

In December 2019, a strain of coronavirus, now known to cause COVID-19, was reported to have surfaced in Wuhan, China. Since that time, the widespread and sustained transmission of the virus has reached global pandemic status. In response to the pandemic, many national and international health agencies recommended, and many countries and state, provincial and local governments implemented various measures, including travel bans and restrictions, limitations on public and private gatherings, business closures or operating restrictions, social distancing, and shelter-in-place orders. The health effects of the pandemic and the above measures taken in response thereto have had an effect on the global economy in general and have materially impacted and will likely continue to impact the Company’s financial condition, results of operations and cash flows. Given the ongoing and dynamic nature of the virus and its variants, and the worldwide response related thereto, it is difficult to predict the full impact of the COVID-19 pandemic on our business. Due to the uncertainty around the future economic impact of the pandemic, the fair value measurements used in the Company’s impairment assessments could be negatively impacted and could result in future impairments of goodwill, intangibles and other long-lived assets. During the year ended December 31, 2021, our revenues increased by 16% compared to the year ended December 31, 2020, however the impact of a continued COVID-19 pandemic or sustained measures taken to limit or contain the outbreak could continue to have a material and adverse effect on our business, financial condition, results of operations, and cash flows.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2021.

FINANCIAL PERFORMANCE

Consolidated Results of Operations

The table below presents the historical consolidated statement of comprehensive income (loss) with year-over-year changes (in thousands except percent change).

	Years ended December 31,
	2021	2020	% change

Net revenue	$350,206	$300,640	16%
Cost of revenue	229,938	203,761	13%
Gross profit	120,268	96,879	24%
Operating expenses:
Research and product development	47,052	37,957	24%
Selling, marketing, general and administrative	90,241	63,543	42%
Restructuring and other charges	12,310	-	100%
Impairment of long-lived assets	1,735	6,472	-73%
Amortization of intangible assets	1,182	1,432	-17%
Total operating expenses	152,520	109,404	39%
Operating loss	(32,252)	(12,525)	158%
Interest income	107	77	39%
Interest expense	(345)	(2,035)	-83%
Loss on extinguishment of debt	—	(1,369)	-100%
Other income (expense), net	1,020	(3,729)	-127%
Loss before income taxes	(31,470)	(19,581)	61%
Income tax provision	3,213	3,501	-8%
Net loss	$(34,683)	$(23,082)	50%

The table below presents the historical consolidated statement of comprehensive income (loss) as a percentage of revenues.

	Years ended December 31,
	2021	2020

Net revenue	100%	100%
Cost of revenue	66%	68%
Gross profit	34%	32%
Operating expenses:
Research and product development	13%	12%
Selling, marketing, general and administrative	26%	21%
Restructuring and other charges	4%	—
Impairment of long-lived assets	1%	2%
Amortization of intangible assets	—	1%
Total operating expenses	44%	36%
Operating income (loss)	(10)%	(4)%
Interest income	—	—
Interest expense	—	(1)%
Loss on extinguishment of debt	—	(1)%
Other income (expense), net	1%	(1)%
Income (loss) before income taxes	(9)%	(7)%
Income tax provision (benefit)	1%	1%
Net income (loss)	(10)%	(8)%

Net Revenue

The following table presents our revenues by source (in millions):

	Years ended December 31,
	2021	2020	% change
Products	$330.1	$281.0	17.5%
Services and other	20.1	19.6	2.6%
Total	$350.2	$300.6	16.5%

Our revenues increased 16.5% or $49.6 million to $350.2 million for 2021 compared to $300.6 million for 2020. The increase in product revenue during the period was primarily attributable to increased sales of our mobile and optical edge and broadband connectivity products and partly as a result of recovering from the impacts of the COVID-19 pandemic in 2021. Service revenue represents revenue from maintenance and other services associated with product shipments. The increase in service revenue was primarily due to the increased product sales. In 2021, we generated $504 million in sales orders as compared to $310 million in orders in 2020 and our backlog as of December 31, 2021 was approximately $225 million as compared to $71 million as of December 31, 2020.

Information about our revenues by geography is summarized below (in millions):

	Years ended December 31,
	2021	2020	% change

Americas	$101.5	$61.9	64.0%
Europe, Middle East, Africa	70.0	64.6	8.4%
Asia	178.7	174.1	2.6%
Total	$350.2	$300.6	16.5%

Our geographic diversification reflects the combination of market demand, a strategic focus on capturing market share through new customer wins and new product introductions. As we have strategically expanded our revenue mix in North America over the past year, we continue to leverage our strength in the Asia market, particularly with Tier 1 customers in South Korea and Japan. We anticipate North America will continue to increase as a percentage of total revenue driven by the 53 new customers captured during 2021.

•

Americas Region: For full year 2021, revenue from the Americas increased 64.0% to $101.5 million. Our strategic emphasis on the Americas region and focus on innovation and strategic alignment with service providers and fiber overbuilders has resulted in market share gains and new customers. Our new customer traction is benefitting from government-sponsored broadband incentive programs. For example, our recently announced broadband project in Mississippi with strategic partner Irby Utilities is a beneficiary of multiple broadband stimulus programs.

•

EMEA Region: For the full year 2021, revenue from the EMEA region increased 8.4% year-over-year to $70.0 million. Revenue from the EMEA region reflects typical fluctuations of customer deployment timeframes. For 2021, revenue from the EMEA region was largely driven by customers deploying GPON solutions in the Middle East. Throughout the year, sales activity in the region has expanded to record levels.

•

Asia Region: For the full year 2021, regional revenue increased 2.6% to $178.7 million. The Asia region experienced strong year-end spending from several marquee customers in world leading broadband markets of South Korea and Japan across both our Broadband Connectivity and Mobile Transport segments. The 2021 revenue increase was led by our Mobile and Optical Edge product line. We anticipate more diverse customer revenue within the Asia region in 2022 as customer programs from both existing and recent wins ramp into production.

We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue increased 12.8% to $229.9 million for 2021, compared to $203.8 million for 2020. Total cost of revenue was 65.7% of net revenue for 2021, compared to 67.8% of net revenue for 2020, which resulted in an increase in gross profit percentage to 34.3% for 2021 from 32.2% for 2020. The increase in total cost of revenue was primarily due to the increase in sales volume. The gross profit improvement was primarily due to our strategic investments and geographic diversification decisions directed towards the higher margin North America region, despite increased supply chain costs.

Our 29 new product introductions throughout 2021 provided synergy and simplification to our next generation product portfolio, and also improved product margins. Price adjustments implemented in 2021 are designed to offset increased semiconductor, component, logistics and expedite costs, which have generally been understood and accepted by our customers.

We anticipate that our new pricing strategy, combined with our aforementioned geographic mix diversification, new product introductions and DZS Cloud software expansion strategy, will allow us to deliver both revenue growth and margin expansion.

Operating expenses

Research and Product Development Expenses: Research and development expenses include personnel costs, outside contractor and consulting services, depreciation on lab equipment, costs of prototypes and overhead allocations.

Research and product development expenses increased by 24.0% to $47.0 million for 2021 compared to $38.0 million for 2020. The increase in research and product development expenses was primarily due to strategic hiring decisions in research, development, and product line management in the second half of 2020 and into the first half of 2021 with the intent to accelerate growth and capture market share.

Selling, Marketing, General and Administrative Expenses: Selling, marketing, general and administrative expenses include personnel costs for sales, marketing, administration, finance, information technology, human resources and general management as well as legal and accounting expenses, rent, utilities, trade show expenses and related travel costs.

Selling, marketing, general and administrative expenses increased 42.0% to $90.2 million for 2021 compared to $63.5 million for 2020. The increase in selling, marketing, general and administrative expenses was primarily due to the increase in allowance for doubtful accounts for one customer in India of $14.2 million in the first quarter of 2021. Refer to Note 1, in the Notes to Consolidated Financial Statements, for further information on the bad debt expense. The increase was also partially due to strategic hiring decisions across sales and administration in the second half of 2020 and into the first half of 2021 with the intent to accelerate growth and capture market share, along with the impact of the Optelian and Rift acquisitions.

Restructuring and Other Charges: Restructuring and other charges for 2021 were $12.3 million and relate primarily to the strategic decision to transition DZS GmbH to a sales and research and development center. The restructuring and other charges consisting of termination-related benefits of $8.5 million, an impairment of long-lived assets charge of $2.7 million mainly related to right-of-use assets from operating leases, professional services of $0.9 million, and $0.2 million of other charges. See Note 6 Restructuring and Other Charges, in the Notes to Consolidated Financial Statements, for further information.

Impairment of Long-Lived Assets: During 2021, the Company recorded an impairment charge of $1.7 million for the right-of use assets from operating leases related to completion of the headquarters relocation to Plano, Texas. During 2020, the Company recorded an impairment charge of $6.5 million for DZS GmbH intangible assets as part of the Company’s evaluation for impairment, based on a triggering event for potential impairment.

Loss on Extinguishment of Debt: During March 2020, the Company paid the outstanding term loan borrowings in full and terminated the PNC Credit Facilities. In association with this debt repayment, the Company recorded a loss on extinguishment of debt of $1.4 million. There was no debt extinguishment related charge in 2021.

Other Income (Expense), net: Other income (expense) relates mainly to realized and unrealized foreign exchange gains and losses. Other income, net was $1.0 million for 2021 compared to other expense, net of $3.7 million in 2020. The main reason for the increase in other income, net was due to foreign currency exchange gains in 2021.

Income Tax Provision (Benefit): We recorded an income tax expense of $3.2 million for 2021 as compared to $3.5 million expense incurred in 2020. Despite consolidated net losses, we incur income tax expense due to taxable income generated in South Korea and Japan.

Information about our effective tax rate is summarized below (in thousands except tax rate):

	Years ended December 31,
	2021	2020
Loss before income taxes	$(31,470)	$(19,581)
Total tax provision	3,213	3,501
Effective tax rate	-10.2%	-17.9%

NON-GAAP FINANCIAL MEASURES

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

Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA (in thousands):

	Years ended December 31,
	2021	2020
Net income (loss)	$(34,683)	$(23,082)
Add (deduct):
Interest expense, net	238	1,958
Income tax provision (benefit)	3,213	3,501
Depreciation and amortization	4,551	5,143
Stock-based compensation	8,990	4,613
Acquisition costs	675	—
Loss on debt extinguishment	—	1,369
Headquarters and facilities relocation	1,114	61
Executive transition	372	2,047
Intangibles Impairment	—	6,472
Bad debt expense, net of recoveries*	13,957	3,119
Restructuring and other charges	12,310	—
Adjusted EBITDA	$10,737	$5,201

* Refer to Note 1, in the Notes to Consolidated Financial Statements, for further details on the bad debt expense.

LIQUIDITY AND CAPITAL RESOURCES

Our operations have historically and continue to be financed through a combination of our existing cash and cash equivalents, cash generated in the business, borrowings, and sales of equity.

The following table summarizes the information regarding our cash and cash equivalents and working capital (in thousands):

	December 31, 2021	December 31, 2020
Unrestricted cash and cash equivalents	$46,666	$45,219
Working capital	124,498	123,285

The Company had a net loss of $34.7 million for the year ended December 31, 2021 and net loss of $23.1 million for the year ended December 31, 2020.

As of December 31, 2021, we had an accumulated deficit of $87.0 million and working capital of $124.5 million. As of December 31, 2021, we had $46.7 million in unrestricted cash and cash equivalents, which included $30.1 million in cash balances held by our international subsidiaries. On January 29, 2021, the Company closed an equity offering which resulted in net proceeds to the Company of approximately $59.5 million. The Company used a portion of the net proceeds from the Equity Offering to pay off the entire remaining outstanding balance of debt with related parties, banks, and other lending institutions.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Years ended December 31,
	2021	2020
Consolidated Statements of Cash Flows Data
Net cash provided by (used in) operating activities	$(14,326)	$5,064
Net cash used in investing activities	(9,483)	(2,270)
Net cash provided by financing activities	23,778	17,624
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(917)	534
Net change in cash, cash equivalents and restricted cash	(948)	20,952
Cash, cash equivalents and restricted cash at beginning of period	54,587	33,635
Cash, cash equivalents and restricted cash at end of period	$53,639	$54,587

Operating Activities

Net cash used in operating activities during 2021 was $14.3 million compared with $5.1 million net cash provided by operating activities during 2020. The increase in cash used in operating activities was primarily due to restructuring activities related to our Hanover location, an increase in research and development expenses, along with an increase in selling, general and administrative expenses, partially offset by an increase in gross margin.

Investing Activities

Net cash used in investing activities during 2021 was $9.5 million compared with $2.3 million of net cash used in investing activities during 2020. The increase in cash used in investing activities was primarily due to cash used for the Optelian and RIFT acquisitions.

Financing Activities

Net cash provided by financing activities during 2021 was $23.8 million compared with $17.6 million net cash provided by financing activities during 2020. Net cash provided by financing activities during 2021 consisted primarily of proceeds from the equity offering of $59.5 million and proceeds from exercise of stock options and employee stock purchases of $6.8 million partially offset by repayments of our short-term borrowings and related party term loans of $42.5 million. Net cash provided by financing activities during 2020 consisted primarily of proceeds from borrowings of $32.1 million, proceeds from factored accounts receivable of $11.6 million and proceeds from exercise of stock options and employee stock purchases of $3.7 million, partially offset by a net outflow associated with the repayment of short-term borrowings and long-term debt of $29.8 million.

Debt Facilities

On February 9, 2022, the Company entered into Credit Agreement with JPMorgan Chase Bank, N.A., that provides for $30.0 million of revolving credit commitment. Refer to Note 8 Debt, in the Notes to Consolidated Financial Statements, for more detail about our current and past debt obligations.

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

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of December 31, 2021, two customers accounted for 26% and 10%, respectively, of our net accounts receivable. As of December 31, 2021, the Company has an allowance for doubtful account of $16.7 million related to one customer. Refer to Refer to Note 1 Organization and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, for further detail. Our receivables from customers in countries other than the U.S. represented 79% of accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt.

Contractual Commitments and Off-Balance Sheet Arrangements

As of December 31, 2021, our future contractual commitments were $31.7 million and included operating lease obligations and purchase commitments. Future minimum operating lease obligations were $18.4 million and included operating lease payments for our office locations and manufacturing, research and development locations, which expire at various dates through 2028. Refer to Note 13 Leases, in the Notes to Consolidated Financial Statements, for more details. Our long-term purchase commitments were $3.2 million and included non-cancellable inventory purchase commitments. Refer to Note 14 Commitments and Contingencies, in the Notes to Consolidated Financial Statements, for more details.

The Company’s pension plan obligations are excluded from the contractual commitments since the plan is unfunded, and the timing and amount of any cash payments are uncertain. Refer to Note 15 Employee Benefit Plans, in the Notes to Consolidated Financial Statements, for more details.

Critical Accounting Estimates

The methods, assumptions, and estimates that we use in applying our accounting policies may require us to apply judgments regarding matters that are inherently uncertain. We consider an accounting policy to be a critical estimate if: (1) we must make assumptions that were uncertain when the judgment was made, and (2) changes in the estimate assumptions, or selection of a different estimate methodology, could have a significant impact on our financial position and the results that we report in our Consolidated Financial Statements. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made.

Refer to Note 1 Accounting Policies, in the Notes to Consolidated Financial Statements, for further information on our critical accounting estimates and policies, which are as follows:

Revenue Recognition – the calculation of transaction price, net of variable consideration. Our sales arrangements to certain distributors provide our distributors with volume discounts, price adjustments, and other allowances under certain circumstances. For contracts with customers that contain multiple performance obligations, we account for the promises separately as individual performance obligations if they are distinct.

Inventories – the capitalization of manufacturing costs in inventory, excluding factory excess capacity costs. Inventory reflected at the lower of cost or net realizable value considering future demand and market conditions.

Goodwill and Long-lived Assets – the valuation methods and assumptions used in assessing the impairment of property, plant and equipment, identified intangibles, and goodwill, including the determination of asset groupings and the identification and allocation of goodwill to reporting units.

Business Combination – the valuation methods and assumptions used in assessing the fair value of assets and liabilities on the acquisition date.

Income Tax – the determination of deferred tax assets and liabilities based on differences between the financial reporting and the income tax bases of assets and liabilities. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Allowances for Doubtful Accounts – the determination of expected credit losses through analysis of information obtained from credit rating agencies, financial statement review, and historical and current collection trends.

Pension Benefit Obligation – the valuation methods and assumptions used to measure the pension benefit obligation.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DZS INC. AND SUBSIDIARIES

No financial statement schedules are required because all the relevant data is included elsewhere in these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of DZS Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of DZS Inc. and subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 9, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Deferred Tax Asset Valuation Allowance

Description of the Matter

As more fully described in Note 11, Income Taxes, as of December 31, 2021, the Company had deferred tax assets of $49.8 million before a valuation allowance of $46.0 million in the U.S. and foreign jurisdictions.   Deferred tax assets are reduced by a valuation allowance if, based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  Management’s analysis of the realizability of its deferred tax assets was critical to our audit because the assessment process by jurisdiction is complex, involves judgment, and includes assumptions that may be affected by future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s income tax process, including the Company’s assessment of the realizability of deferred tax assets.  This included testing controls over management’s review of the valuation allowance position and the deferred tax rollforward by jurisdiction.

We evaluated the Company’s assessment of the realizability of deferred tax assets, including management’s evaluation of the sources of taxable income considered in determining whether a valuation allowance is required and management’s assessment of all available evidence, both positive and negative, to determine the amount of the valuation allowance.  Among other audit procedures performed, we involved our tax professionals to evaluate the application of tax law in the Company’s assessment and the resulting valuation allowance.  We also tested the Company’s scheduling of the reversal of existing taxable temporary differences and evaluated the adequacy of the Company’s financial statement disclosure in Note 11 to the consolidated financial statements related to this tax matter.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Dallas, Texas

March 9, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

DZS Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of DZS Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2019 to 2021.

Dallas, Texas

March 11, 2021

DZS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$46,666	$45,219
Restricted cash	6,808	9,200
Accounts receivable - trade, net of allowance for doubtful accounts of $17,735 as of December 31, 2021 and $3,954 as of December 31, 2020	86,114	97,253
Other receivables	10,621	9,165
Inventories	56,893	39,572
Contract assets	2,184	6,182
Prepaid expenses and other current assets	5,690	5,332
Total current assets	214,976	211,923
Property, plant and equipment, net	9,842	7,146
Right-of-use assets from operating leases	12,640	18,483
Goodwill	6,145	3,977
Intangible assets, net	5,115	3,377
Deferred tax assets, net	-	1,405
Other assets	8,950	5,919
Total assets	$257,668	$252,230
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$64,258	$49,250
Short-term debt - bank, trade facilities and secured borrowings	-	13,787
Contract liabilities	6,091	4,400
Operating lease liabilities	4,097	4,494
Accrued and other liabilities	16,032	16,707
Total current liabilities	90,478	88,638
Long-term debt - related party	-	29,754
Contract liabilities - non-current	3,044	2,471
Operating lease liabilities - non-current	12,103	15,959
Pension liabilities	16,527	20,052
Other long-term liabilities	3,609	1,777
Total liabilities	125,761	158,651
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, 36,000 shares authorized, 27,505 and 21,958 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively, at $0.001 par value	27	22
Additional paid-in capital	223,336	147,997
Accumulated other comprehensive loss	(4,457)	(2,124)
Accumulated deficit	(86,999)	(52,316)
Total stockholders’ equity	131,907	93,579
Total liabilities and stockholders’ equity	$257,668	$252,230

See accompanying notes to consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

	Years ended December 31,
	2021	2020

Net revenue	$350,206	$300,640
Cost of revenue	229,938	203,761
Gross profit	120,268	96,879
Operating expenses:
Research and product development	47,052	37,957
Selling, marketing, general and administrative	90,241	63,543
Restructuring and other charges	12,310	-
Impairment of long-lived assets	1,735	6,472
Amortization of intangible assets	1,182	1,432
Total operating expenses	152,520	109,404
Operating loss	(32,252)	(12,525)
Interest income	107	77
Interest expense	(345)	(2,035)
Loss on extinguishment of debt	-	(1,369)
Other income (expense), net	1,020	(3,729)
Loss before income taxes	(31,470)	(19,581)
Income tax provision	3,213	3,501
Net loss	(34,683)	(23,082)

Foreign currency translation adjustments	(4,046)	2,796
Actuarial gain (loss)	1,713	(981)
Comprehensive loss	$(37,016)	$(21,267)
Net loss per share
Basic	$(1.30)	$(1.07)
Diluted	$(1.30)	$(1.07)
Weighted average shares outstanding
Basic	26,692	21,588
Diluted	26,692	21,588

See accompanying notes to consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2021 and 2020

(In thousands)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance as of December 31, 2019	21,419	$21	$139,700	$(3,939)	$(29,234)	$106,548
Exercise of stock awards and employee stock plan purchases	539	1	3,684	—	—	3,685
Stock-based compensation	—	—	4,613	—	—	4,613
Net loss	—	—	—	—	(23,082)	(23,082)
Other comprehensive loss	—	—	—	1,815	—	1,815
Balance as of December 31, 2020	21,958	22	147,997	(2,124)	(52,316)	93,579
Issuance of common stock in public offering, net of issuance costs	4,600	5	59,520	—	—	59,525
Exercise of stock awards and employee stock plan purchases	947	—	6,829	—	—	6,829
Stock-based compensation	—	—	8,990	—	—	8,990
Net loss	—	—	—	—	(34,683)	(34,683)
Other comprehensive loss	—	—	—	(2,333)	—	(2,333)
Balance as of December 31, 2021	27,505	$27	$223,336	$(4,457)	$(86,999)	$131,907

See accompanying notes to consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(34,683)	$(23,082)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,551	5,143
Impairment of long-lived assets and non-cash restructuring	4,425	6,472
Gain on lease termination	(908)	—
Loss on extinguishment of debt	—	1,343
Amortization of deferred financing costs	12	149
Stock-based compensation	8,990	4,613
Provision for inventory write-down	4,064	5,531
Bad debt expense, net of recoveries	14,491	3,833
Provision for sales returns	1,132	1,303
Provision for warranty	798	1,072
Loss on foreign currency transactions	335	2,875
Loss (gain) of disposal of property, plant and equipment	(468)	18
Deferred taxes	1,329	316
Changes in operating assets and liabilities:
Accounts receivable	(6,624)	(18,782)
Other receivable	(4,780)	822
Inventories	(23,241)	(6,916)
Contract assets	3,915	11,341
Prepaid expenses and other assets	(2,965)	703
Accounts payable	19,092	11,136
Contract liabilities	2,215	13
Accrued and other liabilities	(6,006)	(2,839)
Net cash provided by (used in) operating activities	(14,326)	5,064
Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment and other assets	561	—
Purchases of property, plant and equipment	(5,585)	(2,270)
Acquisition of business, net of cash acquired	(4,459)	—
Net cash used in investing activities	(9,483)	(2,270)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offerings, net of issuance costs	59,525	—
Proceeds from short-term borrowings and line of credit	—	13,774
Repayments of short-term borrowings and line of credit	(13,278)	(16,696)
Repayments of long-term borrowings	—	(13,125)
Proceeds from related party term loan	—	18,341
Repayments of related party term loan	(29,298)	—
Proceeds from factored accounts receivable	—	11,645
Proceeds from exercise of stock awards and employee stock plan purchases	6,829	3,685
Net cash provided by financing activities	23,778	17,624
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(917)	534
Net increase in cash, cash equivalents and restricted cash	(948)	20,952
Cash, cash equivalents and restricted cash at beginning of period	54,587	33,635
Cash, cash equivalents and restricted cash at end of period	$53,639	$54,587

Reconciliation of cash, cash equivalents and restricted cash to balance sheets
Cash and cash equivalents	$46,666	$45,219
Restricted cash	6,808	9,200
Long-term restricted cash	165	168
	$53,639	$54,587

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest - bank and trade facilities	$83	$788
Interest - related party	$108	$981
Income taxes	$3,029	$2,645

See accompanying notes to consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies

(a) Description of Business

DZS Inc. (referred to, collectively with its subsidiaries, as “DZS” or the “Company”) is a global provider of leading-edge access, 5G transport, and enterprise communications platforms that enable the emerging hyper-connected, hyper-broadband world. The Company provides a wide array of reliable, cost-effective networking technologies, including broadband access, Ethernet switching, mobile backhaul, Passive Optical LAN and software-defined networks, to a diverse customer base.

DZS was incorporated under the laws of the state of Delaware in June 1999. The Company is headquartered in Plano, Texas with flexible in-house production facilities in Seminole, Florida, and contract manufacturers located in China, India, Korea and Vietnam. The Company also maintains offices to provide sales and customer support at global locations.

On August 26, 2020, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Delaware Secretary of State reflecting a company name change from Dasan Zhone Solutions, Inc. to DZS Inc.

(b) Basis of Presentation

The consolidated financial statements are prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

(c) Related Party Transactions

The financial statements include disclosures of material related party transactions. However, disclosure of transactions that are eliminated in the preparation of consolidated financial statements are not required to be disclosed. As of December 31, 2021, Dasan Networks, Inc. (“DNI”) owned approximately 36.7% of the outstanding shares of the Company's common stock. See Note 12 Related Party Transactions for additional information about related party transactions.

(d) Risks and Uncertainties

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, assuming the Company will continue as a going concern.

The Company had a net loss of $34.7 million for the year ended December 31, 2021 and net loss of $23.1 million for the year ended December 31, 2020. As of December 31, 2021, the Company had an accumulated deficit of $87.0 million and working capital of $124.5 million. As of December 31, 2021, the Company had $46.7 million in cash and cash equivalents, which included $30.1 million in cash balances held by its international subsidiaries. On January 29, 2021, the Company closed an equity offering which resulted in net proceeds to the Company of approximately $59.5 million. The Company used a portion of the net proceeds from the Equity Offering to pay off the entire remaining outstanding balance of debt with related parties, banks, and other lending institutions. Refer to Note 8 Debt and Note 9 Stockholder's Equity for more details. On February 9, 2022, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A., that provides for $30.0 million of revolving credit commitment. On February 10, 2022, the Company filed a “shelf” registration statement on Form S-3 to register up to $150 million of Company common stock, representing an indeterminate number of shares of common stock as may be issued from time to time pursuant to underwritten public offerings, negotiated transactions, block trades or a combination of these methods at indeterminate prices. Refer to Note 17 Subsequent Events for more details.

Based on the Company's current plans and current business conditions, the Company believes that its existing cash, cash equivalents and available credit facility will be sufficient to satisfy its anticipated cash requirements for at least the next 12 months from the date of this Annual Report on Form 10-K.

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

In December 2019, a strain of coronavirus, now known to cause COVID-19, was reported to have surfaced in Wuhan, China. Since that time, the widespread and sustained transmission of the virus has reached global pandemic status. In response to the pandemic, many national and international health agencies recommended, and many countries and state, provincial and local governments implemented various measures, including travel bans and restrictions, limitations on public and private gatherings, business closures or operating restrictions, social distancing, and shelter-in-place orders. Although some of these measures have since been lifted, the health effects of the pandemic and the above measures taken in response thereto have had an effect on the global economy in general and have materially impacted and will likely continue to impact the Company’s financial condition, results of operations and cash flows. Given the ongoing and dynamic nature of the virus and its variants, and the worldwide response related thereto, it is difficult to predict the full impact of the COVID-19 pandemic on our business. Due to the uncertainty around the future economic impact of the pandemic, the fair value measurements used in the Company’s impairment assessments could be negatively impacted and could result in future impairments of goodwill, intangibles and other long-lived assets. During the year ended December 31, 2021, our revenues increased by 16% compared to the year ended December 31, 2020, however the impact of a continued COVID-19 pandemic or sustained measures taken to limit or contain the outbreak could continue to have a material and adverse effect on our business, financial condition, results of operations, and cash flows.

The recent outbreak of the coronavirus in China and other countries has negatively impacted our supply chain in recent months. Supply chain pricing, freight and logistics costs, availability, and extended lead-times became a challenge in 2021 as the world economy recovered from the COVID-19 pandemic. As we continue to incur elevated costs for components and expedite fees, our supply chain and operations teams continue to focus on managing through a constrained environment, thereby enabling DZS to maximize shipments despite elongated lead times. We remain cautious about continued supply chain headwinds that challenge the industry and anticipate a constrained supply chain environment to persist throughout 2022.

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

For the year ended December 31, 2021, two customers represented 19% and 12% of net revenue, respectively. For the year ended December 31, 2020, two customers represented 14% and 13% of net revenue, respectively.

As of December 31, 2021, two customers represented 26% and 10% of net accounts receivable, respectively. As of December 31, 2020, two customers represented 17% and 16% of net accounts receivable, respectively.

As of December 31, 2021, and December 31, 2020, net accounts receivable from customers in countries other than the United States represented 79% and 89%, respectively.

In 2017, the Company entered into an agreement with a customer in India to supply product for a state sponsored broadband project. The Company substantially completed its obligations under the agreement in 2018, and all amounts due were billed under the terms of the agreement by December 31, 2020. The Company billed the customer, which is a state government sponsored entity, approximately $59.0 million and collected payments of approximately $41.7 million, leaving a balance of approximately $17.3 million as of December 31, 2020. The remaining $17.3 million balance is substantially beyond the customers contractual payment terms, and the Company has been actively working with the customer and third parties in India to arrange payment of the entire remaining balance of $17.3 million. The Company recorded an allowance for doubtful accounts of $3.1 million on December 31, 2020, for a partial payment promised but not received. In late March 2021, the customer’s state government parent experienced difficulty passing a budget further impacting the ability of the customer to make agreed-upon partial payments to us. In light of this development, the Company recognized an additional allowance of $14.2 million during the three months ended March 31, 2021. During the fourth quarter 2021, the Company recovered approximately $0.3 million of accounts receivable related to the customer. As of December 31, 2021, the Company has a recorded allowance for doubtful accounts of $16.7 million related to this receivable. The Company will continue to pursue collection of the entire outstanding balance and any amounts collected will be recognized in the period which they are received. In the event the Company’s efforts to collect from this customer prove unsuccessful, DZS may seek payment through other means, including through legal action.

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

The Company generates revenue primarily from sales of products and services, including, extended warranty service, software and customer support. Revenue from product sales is recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery, dependent upon the terms of the underlying contract. Many of the Company’s arrangements include customer acceptance provisions which the Company typically considers a formality. In situations when the customer acceptance terms are more than a formality, transfer of control usually occurs upon obtaining the signed acceptance certificate from the customer. In those instances where transfer of control occurs prior to obtaining the signed acceptance certificate, the Company considers a number of factors, including successful completion of customer testing to demonstrate that the delivered products meet all the acceptance criteria specified in the arrangement, its experience with the customer and its experience with other contracts for similar products.

Revenue from services is generally recognized over time on a ratable basis over the contract term, using an output measure of progress, as the contracts usually provide the customer equal benefit throughout the contract period. The Company typically invoices customers for support contracts in advance, for periods ranging from one to five years.

Transaction price is calculated as selling price net of variable consideration. Sales to certain distributors are made under arrangements which provide the distributors with volume discounts, price adjustments, and other allowances under certain circumstances. These adjustments and allowances are accounted for as variable consideration. To estimate variable consideration, the Company analyzes historical data and current economic trends, and changes in customer demand for the Company's products, among other factors. Historically, variable consideration has not been a significant component of the Company’s contracts with customers.

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

The Company records contract assets when it satisfies a performance obligation but does not have an unconditional right to consideration and records accounts receivable when it satisfies a performance obligation and has an unconditional right to consideration. The Company records contract liabilities when cash payments (or unconditional rights to receive cash) are received in advance of fulfilling its performance obligations.

The Company’s payment terms vary by the type and location of its customer and the products or services offered. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

Other related policies and revenue information

Warranties

Products sold to customers include standard warranties, typically for one year, covering physical operation and software bug fixes and minor updates such that the product continues to function according to published technical specifications. These standard warranties are assurance type warranties and do not offer any services in addition to the assurance that the product will continue working as specified. Therefore, standard warranties are not considered separate performance obligations. Instead, the expected cost of warranty is accrued as expense as discussed below. Optional extended warranties, typically between one and three years, and for up to five years, are sold with certain products and include additional support services. The transaction price for extended warranties is accounted for as service revenue and recognized ratably over the life of the contract.

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

Contract Costs

The Company recognizes an asset for certain costs to fulfill a contract if it is determined that such costs relate directly to a contract or anticipated contracts, can be determined to generate or enhance resources that will be used in satisfying related performance obligations in the future, and are expected to be recovered. Such costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods to which the asset relates. Contract costs primarily consist of sales commissions that are amortized as sales and marketing expense.

Financing

The Company applies the practical expedient not to adjust the promised amount of consideration for the effects of a financing component if the Company expects, at contract inception, that the period between when the Company transfers a good or service to the customer and when the customer pays for the good or service will be one year or less. During the year ended December 31, 2021 and 2020, such financing components were not significant.

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

Disaggregation of Revenue

The following table presents the revenues by source (in thousands):

	Years ended December 31,
	2021	2020
Products	$330,093	$280,988
Services and other	20,113	19,652
Total	$350,206	$300,640

The following table present revenues by geographical region (in thousands):

	Years ended December 31,
	2021	2020
Americas	$101,473	$61,900
Europe, Middle East, Africa	70,046	64,580
Asia	178,687	174,160
Total	$350,206	$300,640

(g) Allowances for Doubtful Accounts and Sales Returns

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments for amounts owed to the Company. The allowance for doubtful accounts is recorded as an expense under general and administrative expenses. The Company bases its allowance on periodic assessments of its customers’ liquidity and financial condition through analysis of information obtained from credit rating agencies, financial statement review and historical and current collection trends. Though the allowance for doubtful accounts at each balance sheet date represents the Company’s best estimate at that point in time, an increase or decrease to the allowance for doubtful accounts may be required in the future based on updated estimates of customers' ability or willingness to pay or if previously reserved balances have been collected.

Activity under the Company’s allowance for doubtful accounts is comprised as follows (in thousands):

	Years ended December 31,
	2021	2020
Balance at beginning of period	$3,954	$393
Charged to expense, net of recoveries	14,491	3,833
Utilization/write offs/exchange rate differences	(710)	(272)
Balance at end of period	$17,735	$3,954

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

Activity under the Company’s allowance for sales returns is comprised as follows (in thousands):

	Years ended December 31,
	2021	2020
Balance at beginning of period	$390	$343
Charged to revenue	1,132	1,303
Utilization/write offs/exchange rate differences	(649)	(1,256)
Balance at end of period	$873	$390

(h) Inventories

Inventories are stated at the lower of cost or net realizable value, with cost being computed based on an adjusted standard basis,which approximates actual cost on an average or first-in, first-out basis. In assessing the net realizable value of inventories, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. Once inventory has been written down to its estimated net realizable value, its carrying value cannot be increased due to subsequent changes in demand. To the extent that a severe decline in forecasted demand occurs, or the Company experiences a higher incidence of inventory obsolescence due to rapidly changing technology and customer requirements, the Company may incur significant expenses for excess and obsolete inventory. The Company also evaluates the terms of its agreements with its suppliers and establishes accruals for estimated losses on adverse purchase commitments as necessary, applying the same lower of cost or net realizable value approach that is used to value inventory.

(i) Foreign Currency Translation

For operations outside the United States, the Company translates assets and liabilities of foreign subsidiaries, whose functional currency is the applicable local currency, at end of period exchange rates. Revenues and expenses are translated at periodic average rates. The adjustment resulting from translating the financial statements of such foreign subsidiaries is included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. Realized and unrealized gains and losses on foreign currency transactions are included in other income (expense) in the accompanying consolidated statements of comprehensive income (loss). Our primary exposure to foreign currency exchange rate movements is with our Korea subsidiary, that has a Korean Won functional currency, our Japan subsidiary, that has a Japanese Yen functional currency, and our Germany subsidiary, that has a Euro functional currency.

(j) Comprehensive Income (Loss)

There have been no material items reclassified out of accumulated other comprehensive income (loss) and into net income (loss). The Company’s other comprehensive income (loss) for the years ended December 31, 2021 and 2020 is comprised of foreign currency translation gains and losses and actuarial gains and losses from the Company’s pension liabilities.

(k) Property, Plant and Equipment

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

(m) Goodwill and Other Intangible Assets

Goodwill and other acquisition-related intangible assets not subject to amortization are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The quantitative goodwill impairment test is a two-step process with step one requiring the comparison of the reporting unit's estimated fair value with the carrying amount of its net assets. If necessary, step two of the impairment test determines the amount of goodwill impairment to be recorded when the reporting unit's recorded net assets exceed its fair value. In 2021, the Company changed its annual impairment testing date to October 31 to ensure the completion of its annual goodwill impairment test prior to the end of its annual reporting period, thereby aligning impairment testing procedures with its year-end financial reporting.

In the application of impairment testing, the Company is required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates.

(n) Business Combinations

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

(o) Stock-Based Compensation

Stock-based compensation cost is measured at the grant date of the awards based on the estimated fair value of the awards. The Company determines the fair value of restricted stock units based on the Company’s stock price on the date of grant. The Company uses the Black Scholes model to estimate the fair value of options, which is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company's expected stock price volatility over the expected term of the awards, risk-free interest rates and expected dividends. The expected stock price volatility is based on the weighted average of the historical volatility of the Company's common stock over the most recent period commensurate with the estimated expected life of the Company's stock options. The Company based its expected life assumption on its historical experience and on the terms and conditions of the stock awards granted. Risk-free interest rates reflect the yield on zero-coupon United States Treasury securities.

The Company amortizes the value of the stock-based compensation to expense using the straight-line method. The value of the award is recognized as expense over the requisite service periods in the Company’s consolidated statements of comprehensive income (loss). The Company accounts for forfeitures as they occur.

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

(q) Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) gives effect to common stock equivalents; however, potential common equivalent shares are excluded if their effect is antidilutive. Potential common stock equivalent shares are composed of restricted stock units, unvested restricted shares and incremental shares of common stock issuable upon the exercise of stock options.

(r) Research and Development Costs

Costs related to research and development, which primarily consists of labor and benefits, supplies, facilities, consulting, and outside service fees, are expensed as incurred.

(s) Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments (if any) with original maturities of less than three months.

(t) Leases

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

(u) Recent Accounting Pronouncements

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019 and May 2019, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, ASU No. 2019-04,

Codification Improvements to Topic 326, Financial Instruments - Credit Losses, ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, and ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which provided additional implementation guidance on the previously issued ASU. The Company adopted the updated guidance on January 1, 2022. The ASU is not expected to have a material impact on our consolidated financial statements.

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

The payment to shareholders and option holders includes a $0.3 million holdback and $1.9 million contingent consideration based on a certain percentage of future revenue of certain Optelian products through the end of 2023. The maximum amount of payment under contingent consideration provision is not limited per the acquisition agreement.

The acquisition was recorded as a business combination with valuations of the assets acquired and liabilities assumed at their acquisition date fair value using level three inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In the first quarter of 2021, the Company recorded fair values of assets acquired and liabilities assumed as provisional. In the third quarter of 2021, we recorded a measurement-period adjustment of $0.5 million to reduce the value of intangible assets acquired with a corresponding offset to goodwill. The adjustment did not have a material impact on the amortization expense recorded in the previous quarters. We completed the purchase price allocation for Optelian acquisition in the fourth quarter of 2021.

The following summarizes the final fair values of the assets acquired and liabilities assumed at the date of acquisition for the Optelian Acquisition (in thousands):

Allocation of purchase consideration
Cash and cash equivalents	$1,236
Accounts receivable - trade	460
Other receivables	153
Inventories	448
Prepaid expenses and other current assets	49
Property, plant and equipment	718
Intangible assets	3,160
Accounts payable - trade	(390)
Contract liabilities	(169)
Accrued and other liabilities	(123)
Goodwill	1,948
Total purchase consideration	$7,490

The purchase price allocation resulted in the recognition of goodwill of approximately $1.9 million, which primarily related to the expected synergies from combining operations. Of this amount, approximately $0.9 million is expected to be deductible for tax purposes. The following table represents the final estimated fair value and useful lives of identifiable intangible assets acquired (in thousands):

	Estimated	Estimated
	fair value	useful life
Intangible assets acquired
Developed technology	$1,780	5 years
Customer relationships	490	5 years
In-process research and development	890	5 years
Total intangible assets	$3,160

RIFT Acquisition

On March 3, 2021, the Company acquired substantially all of the assets of RIFT, Inc., a network automation solutions company, including all the outstanding shares of RIFT.IO India Private Limited, a wholly owned subsidiary of RIFT, Inc. (collectively “RIFT”). RIFT developed a carrier-grade RIFT.ware software platform that simplifies the deployment of any slice, service, or application on any cloud. The total purchase consideration was $0.5 million, including a $0.2 million holdback that was released in April of 2021 following the fulfillment of certain requirements in the purchase agreement. The Company allocated the purchase price to $0.1 million in net tangible assets, $0.2 million in developed technologies, and $0.2 million in goodwill. As a result of the acquisition, RIFT.IO India Private Limited became a wholly owned subsidiary of the Company.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$46,666	$-	$-	$46,666
Restricted cash	6,808	-	-	6,808
Contingent liability	-	-	2,121	2,121
Total	$53,474	$-	$2,121	$55,595

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$45,219	$-	$-	$45,219
Restricted cash	9,200	-	-	9,200
Total	$54,419	$-	$-	$54,419

The change in fair value of the Company’s contingent liability is included in selling, marketing, general and administrative expenses on the consolidated statements of comprehensive income (loss). The following table reconciles the beginning and ending balances of the Company’s Level 3 contingent liability (in thousands):

Year ended December 31,
2021
Balance at beginning of period	$-
Initial fair value of contingent liability	1,897
Net change in fair value	224
Balance at end of period	$2,121

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

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

(4) Cash and Cash Equivalents and Restricted Cash

As of December 31, 2021 and 2020, the Company's cash, cash equivalents, and restricted cash consisted of financial deposits.  Cash and cash equivalents held within the U.S. are held at FDIC insured depository institutions. Cash and cash equivalents held outside the U.S. totaled $31.3 million and $32.2 million as of December 31, 2021 and December 31, 2020, respectively. Restricted cash consisted primarily of cash restricted for performance and warranty bonds.  Long term restricted cash was $0.2 million as of December 31, 2021 and December 31, 2020 and is included in other assets on the consolidated balance sheets.

(5) Balance Sheet Detail

Balance sheet detail as of December 31, 2021 and 2020 is as follows (in thousands):

Inventories

	As of December 31,
	2021	2020
Raw materials	$34,512	$16,962
Work in process	1,427	1,486
Finished goods	20,954	21,124
Total inventories	$56,893	$39,572

As of December 31, 2021, the Company had no inventories provided as collateral for borrowings from Export-Import Bank of Korea compared to $9.6 million as of December 31, 2020.

Property, plant and equipment

	As of December 31,
	2021	2020
Property, plant and equipment, net:
Machinery and equipment	$14,278	$13,656
Leasehold improvements	5,219	4,633
Computers and software	3,217	2,829
Furniture and fixtures	1,771	1,123
Construction in progress and other	2,937	716
	27,422	22,957
Less: accumulated depreciation and amortization	(17,394)	(15,445)
Less: government grants	(186)	(366)
Total property, plant and equipment, net	$9,842	$7,146

Depreciation expense associated with property, plant and equipment was $2.9 million and $2.2 million for the years ended December 31, 2021 and 2020, respectively.

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

As of December 31, 2021, other assets included $4.2 million of capitalized cloud computing implementation costs related to the Company's enterprise resource planning and reporting software. The Company had no capitalized cloud computing implementation costs as of December 31, 2020.

 Accrued and other liabilities

	As of December 31,
	2021	2020
Accrued and other liabilities:
Accrued warranty	$1,981	$1,522
Accrued compensation	7,230	5,692
Accrued taxes payable	2,306	4,736
Other accrued expenses	4,515	4,757
	$16,032	$16,707

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

	Years ended December 31,
	2021	2020
Balance at beginning of period	$1,522	$1,611
Charged to cost of revenue	798	1,072
Claims, settlements, and pending returns	(404)	(1,189)
Foreign exchange impact	65	28
Balance at end of period	$1,981	$1,522

Contract Balances

The opening and closing balances of current and long-term contract assets and contract liabilities related to contracts with customers are as follows:

	Contract assets	Contract liabilities
December 31, 2020	$6,182	$6,871
December 31, 2021	2,184	9,135
Increase (decrease)	$(3,998)	$2,264

The decrease in contract assets during the year ended December 31, 2021 was primarily due to the invoicing of certain unbilled balances where revenue recognition criteria have been met as of December 31, 2020.

The increase in contract liabilities during the year ended December 31, 2021 was primarily due to amounts being invoiced for certain customers that did not yet meet the revenue recognition criteria. The amount of revenue recognized during the year ended December 31, 2021 that was included in the prior period contract liability balance was $4.4 million. This revenue consists of services provided to customers who had been invoiced prior to the current year. We expect to recognize approximately 67% of outstanding contract liabilities as revenue over the next 12 months and the remainder thereafter.

The balance of contract cost deferred at December 31, 2021 and 2020 was $0.8 million and $0.5 million, respectively. During the year ended December 31, 2021, the Company recorded $0.5 million in amortization related to contract cost deferred as of December 31, 2020.

(6) Restructuring and other charges

In March 2021, the Company made the strategic decision to transition DZS GmbH to a sales and research and development center by the end of 2021. In July 2021, the Company came to an agreement with the works council and entered into a social plan that covers statutory benefits and one-time severance obligations. The Company recognized expense for the statutory benefit obligations when such amounts were probable and estimable and the Company recognized expense for the one-time severance when the final terms of the benefit arrangement were communicated to the affected employees. The Company recorded related restructuring and other charges of approximately $11.9 million for the year December 31, 2021, consisting of termination-related benefits of $8.2 million, an impairment of long-lived assets charge of $2.7 million primarily related to right-of-use assets from operating leases, professional services of $0.9 million, and $0.1 million of other charges. The termination-related benefits are comprised of statutory benefits of $1.7 million and one-time severance obligations of $6.5 million.

In May 2021, the Company made the strategic decision to relocate manufacturing function of Optelian to Seminole, Florida and eliminate redundant workforces. The Company incurred restructuring and other charges of approximately $0.4 million for the year ended December 31, 2021, consisting primarily of termination-related benefits.

As of December 31, 2021, the Company had $0.8 million of accrued liabilities related to the restructuring costs.

(7) Goodwill and Intangible Assets

The following table summarizes the activity related to Goodwill (in thousands):

	As of December 31,
	2021	2020
Balance at beginning of period, gross	$4,980	$4,980
Accumulated impairment at beginning of period	(1,003)	(1,003)
Goodwill from acquisitions	2,168	-
Balance at end of period	$6,145	$3,977

The accumulated impairment of goodwill was $1.0 million as of both December 31, 2021 and 2020. The Company recognized no impairment loss for goodwill for the years ended December 31, 2021 and 2020.

During the year ended December 31, 2021, the Company recorded goodwill of $1.9 million related to the acquisition of Optelian and $0.2 million related to the acquisition of RIFT, which was allocated to the Americas reporting unit. Refer to Note 2 Business Combinations for further information.

Intangible assets consisted of the following (in thousands):

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
Developed technology	$5,007	$(3,464)	$1,543	4.1 years
Customer relationships	5,730	(2,886)	2,844	4.6 years
In-process research and development	890	(162)	728	4.1 years
Total intangible assets, net	$11,627	$(6,512)	$5,115	4.4 years

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
Developed technology	$3,060	$(2,652)	$408	0.7 years
Customer relationships	5,240	(2,271)	2,969	5.7 years
Total intangible assets, net	$8,300	$(4,923)	$3,377	5.1 years

During the year ended December 31, 2021, the Company recorded $1.9 million, $0.5 million and $0.9 million in developed technology, customer relationships and in-process research and development, respectively, related to the acquisitions of Optelian and RIFT. Refer to Note 2 Business Combinations for further information.

During 2020, the Company recorded an impairment charge of $6.5 million for DZS GmbH intangible assets as part of the Company’s evaluation for impairment, utilizing a present value cash flow model to determine the fair value of the intangible assets. The Company determined that the intangible assets related to DZS GmbH were impaired, due to the financial performance of the reporting unit and loss of a significant customer. The impairment expense was comprised of $3.3 million for developed technology, $2.3 million for customer relationships, and $0.9 million for trade names, respectively. The impairment charge is included in impairment of long-lived assets on the consolidated statements of comprehensive income (loss). The Company did not identify any triggering events for potential impairment of intangible assets in 2021.

The following table summarizes the activity related to intangible assets, net (in thousands):

	As of December 31,
	2021	2020
Balance at beginning of period	$3,377	$12,381
Intangible assets from acquisitions	3,327	-
Less: amortization expense	(1,589)	(2,959)
Less: impairment charge	-	(6,472)
Foreign exchange impact	-	427
Balance at end of period	$5,115	$3,377

As of December 31, 2021, expected future amortization expense for the years indicated was as follows (in thousands):

2022	$1,177
2023	1,177
2024	1,177
2025	1,177
Thereafter	407
Total	$5,115

(8) Debt

As of December 31, 2021, the Company had no debt obligations. During the first half of 2021, the Company paid off the outstanding balance of debt with related parties, foreign banks and other lending institutions. The Company has no contractual principal payments due in the next five years.

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

Bank and Trade Facilities - Foreign Operations

During prior periods, certain of the Company's foreign subsidiaries entered into financing arrangement with foreign banks and other lending institutions consisting primarily of revolving lines of credit, trade facilities, term loans and export development loans. As of December 31, 2020, the Company had an aggregate outstanding balance of $13.8 million under such financing arrangements. The weighted average borrowing rates as of December 31, 2020 was 1.8%. During the first two quarters of 2021, the Company paid the entire outstanding balance under such financing arrangements. As of December 31, 2021, the Company had no borrowings outstanding from banks and other lending institutions.

As of December 31, 2020, the Company had $19.0 million available to draw under its letter of credit facilities with NongHyup Bank and Korea Development Bank. These letter of credit facilities expired in the third quarter of 2021.

Related Party Debt

During prior periods, certain of the Company's subsidiaries entered into term loan arrangements with DNI. As of December 31, 2020, the Company had an aggregate outstanding balance of $29.8 million under such financing arrangements. In the first quarter of 2021, the entire outstanding balance on these term loans was repaid. Interest expense on related party borrowings was $0.1 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had no borrowings outstanding from related parties.

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

JPMorgan Credit Facility

On February 9, 2022, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A., that provides for revolving loans in an aggregate principal amount of up to $30 million, up to $15 million of which is available for letters of credit. Refer to Note 17 Subsequent Events for more details.

(9) Stockholders’ Equity

General

The Company has authorized the issuance of 36 million shares of common stock and 25 million shares of preferred stock, with a par value of $0.001. As of December 31, 2021, the Company had 27.5 million shares of common stock issued and outstanding. As of December 31, 2021, the Company had reserved 3,565,234 shares of common stock for the issuance of options and restricted stock units granted under the Company’s 2017 Stock Incentive Plan and Non-Qualified Inducement Stock Option Grant, and for the issuance of shares under the Company's 2018 Employee Stock Purchase Plan. The Company did not issue any shares of preferred stock as of December 31, 2021.

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

Changes in Accumulated Other Comprehensive Income (Loss)

The table below summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax (in thousands):

	As of December 31,
	2021	2020
Beginning accumulated other comprehensive loss	$(2,124)	$(3,939)
Actuarial income (loss) for pension plan	1,713	(981)
Foreign currency translation adjustments, net	(4,046)	2,796
Ending accumulated other comprehensive loss	$(4,457)	$(2,124)

During the year ended December 31, 2021, the Company recorded foreign currency translation loss, and no income taxes were allocated to the translation adjustments due to the full valuation allowance position. During the year ended December 31, 2020, the Company recorded foreign currency translation gain and allocated $0.7 million income taxes to the translation adjustments.

Stock Incentive Plans

The Company’s stock-based compensation plans are designed to attract, motivate, retain and reward employees, directors and consultants and align stockholder and employee interests.

The Company’s DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan (“2017 Plan”) authorizes the issuance of stock options, restricted stock, restricted stock units, dividend equivalents, stock payment awards, stock appreciation rights, performance bonus awards and other incentive awards. The 2017 Plan authorizes the grant of awards to employees, non-employee directors and consultants of the Company and its subsidiaries. Under the 2017 Plan, stock options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant, except that any stock options granted to a 10% stockholder must have an exercise price equal to at least 110% of the fair market value of the Company’s common stock on the date of grant. The Board of Directors determine the term of each stock option, the option exercise price and the vesting terms. Stock options are generally granted at an exercise price equal to the fair market value on the date of grant, expiring seven to ten years from the date of grant and vesting over a period of four years.

The maximum number of shares of the Company’s common stock which may be granted under the 2017 Plan is the sum of (i) 1,174,359 shares, plus (ii) any shares subject to awards granted under the prior plan to the extent such shares become available for issuance under the 2017 Plan pursuant to its terms, plus (iii) any shares subject to an annual increase on each January 1 during the 10 year term of the 2017 Plan equal to the lesser of (x) 4% of the total shares of the Company’s common stock outstanding (on an as-converted basis) and (y) such smaller amount as may be determined by the Board of Directors in its sole discretion. The annual increase on January 1, 2021 was 878,315 shares. In addition, the following annual limitations apply: (i) the maximum aggregate number of shares of the Company’s common stock that may be subject to awards granted to any one participant during a calendar year is 4,000,000 shares; and (ii) the maximum aggregate amount of cash that may be paid to any one participant during any calendar year with respect to awards initially payable in cash is $10 million. The number of shares of the Company’s common stock that may be issued or transferred pursuant to awards granted under the 2017 Plan shall not exceed an aggregate of 8,000,000 shares.

In 2020, the Compensation Committee of the Company’s Board of Directors approved the grant to Charles Daniel Vogt, the Company’s Chief Executive Officer, of nonqualified stock options to purchase 518,518 shares of the Company’s common stock at an exercise price of $10.11 per share, which equaled the closing price of the Company’s common stock on August 1, 2020, the effective date of grant. The vesting commencement date is the grant date of options. The shares subject to the option shall vest on the third anniversary of the vesting commencement date, subject to Mr. Vogt's continuous service as an employee, director or consultant through such vesting date. The grant was a part of the Inducement Option Agreements with Mr. Vogt and was not covered by 2017 Plan.

Stock Options

Options issued under the Company’s stock incentive plans are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the 2017 Plan, with exercise prices equal to the closing price of shares of the Company’s common on the date of award.

The following table sets forth the summary of option activity under the stock option program for the year ended December 31, 2021 (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	2,442	$9.02	5.69	$15,761
Granted	846	17.90
Exercised	(713)	7.68
Canceled/Forfeited	(477)	10.69
Expired	(110)	10.20
Outstanding at end of period	1,988	12.81	8.42	8,259
Vested and expected to vest at end of period	1,988	12.81	8.42	8,259
Vested and exercisable at end of period	505	$9.05	6.92	$3,624

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price as of December 31, 2021 of $16.22 per share which would have been received by the option holders had the option holders exercised their options as of that date. The aggregate intrinsic value of awards exercised during the years ended December 31, 2021 and 2020 were $6.2 million and $1.9 million, respectively.

The Company has estimated the fair value of stock options on the date of grant using the Black Scholes pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk-free interest rate and expected dividends. The estimated expected term of options granted was determined based on SAB 107 simplified method because the Company does not have adequate historical data for newly issued stock options. Estimated volatility was based on the historical volatility of the Company and the risk-free interest rate was based on the U.S. Treasury yield in effect at the time of grant for the expected life of the options. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore used an expected dividend yield of zero in the option valuation model. Forfeitures are recognized as they occur.

The weighted average assumptions used to value option grants for the year ended December 31, 2021 and 2020 are as follows:

	Years ended December 31,
	2021	2020
Expected term (years)	6.0	6.2
Volatility	59.5%	60.5%
Risk free interest rate	1.1%	0.4%
Dividend yield	0%	0%
Fair value of underlying stock options	$9.84	$5.40

For the years ended December 31, 2021 and 2020, the Company recorded compensation expense related to stock options of $3.7 million and $3.2 million, respectively. As of December 31, 2021, there was $9.3 million of unrecognized compensation costs which are recognized over a weighted average period of 2.7 years.

Restricted Stock Units

The following table sets forth the summary of restricted stock units activity under the stock option program for the year ended December 31, 2021 (in thousands, except per share data):

	RSU Outstanding	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	416	$10.65
Granted	1,243	17.74
Cancelled/Forfeited	(206)	14.67
Vested and issued	(143)	11.63
Outstanding at end of period	1,310	16.65
Vested and unissued at end of period	7	11.76
Non-vested at end of period	1,303	$16.67

The fair value of restricted stock units is determined based on the Company's stock price on the date of grant. Total grant-date fair value of awards granted during the years ended December 31, 2021 and 2020 was $22.2 million and $4.9 million, respectively. Total fair value of awards vested during the years ended December 31, 2021 and 2020 was $3.1 million and $0.5 million, respectively.

For the years ended December 31, 2021 and 2020, the Company recorded compensation expense related to restricted stock units of $4.6 million and $1.1 million, respectively. As of December 31, 2021, there was $18.4 million of unrecognized compensation costs which are expected to be recognized over a weighted average period of 3.1 years.

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

The weighted average assumptions used to value the ESPP shares for the year ended December 31, 2021 included an expected term of 0.5 years, volatility of 53.7% and a risk free interest rate of 0.3%. The Company recorded $0.7 million and $0.3 million of expense related to the ESPP for the year ended December 31, 2021 and 2020, respectively.

Stock-based Compensation

The following table summarizes total stock-based compensation expense for stock options, restricted stock units, and ESPP.

	Years ended December 31,
	2021	2020
Cost of revenue	$276	$86
Research and product development	1,074	395
Selling, marketing, general and administrative	7,640	4,132
	$8,990	$4,613

(10) Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years ended December 31,
	2021	2020
Net income (loss)	$(34,683)	$(23,082)
Weighted average number of shares outstanding:
Basic	26,692	21,588
Effect of dilutive securities:
Stock options, restricted stock units and share awards	—	—
Diluted	26,692	21,588
Net income (loss) per share:
Basic	$(1.30)	$(1.07)
Diluted	$(1.30)	$(1.07)

The following tables set forth potential common stock that is not included in the diluted net income (loss) per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands):

	Years ended December 31,
	2021	2020
Outstanding stock options	448	277
Unvested restricted stock units	269	20

As of December 31, 2021 and 2020, no shares of issued common stock were subject to repurchase.

(11) Income Taxes

The geographical breakdown of income (loss) before income taxes is as follows (in thousands):

	Years ended December 31,
	2021	2020
Loss before income taxes - Domestic	$(6,031)	$(19,276)
Loss before income taxes - Foreign	(25,439)	(305)
Loss before income taxes	$(31,470)	$(19,581)

The following is a summary of the components of income tax expense applicable to income (loss) before income taxes (in thousands):

	Years ended December 31,
	2021	2020
Current:
Federal	$-	$-
State	29	28
Foreign	1,779	3,256
Total current tax provision	$1,808	$3,284
Deferred:
Federal	$-	$-
State	-	-
Foreign	1,405	217
Total deferred tax provision (benefit)	$1,405	$217
Total tax provision (benefit)	$3,213	$3,501

A reconciliation of the expected tax provision (benefit) to the actual tax provision (benefit) is as follows (in thousands):

	Years ended December 31,
	2021	2020
Expected tax provision (benefit) at statutory rate	$(6,609)	$(4,112)
State taxes, net of Federal effect	23	22
State change in deferred taxes	304	(325)
Foreign taxes	166	3,472
Foreign rate differential	(1,946)	(65)
Valuation allowance	11,341	2,550
Change in reserves	2,696	-
Permanent differences	(2,150)	1,950
Tax credit carry-forwards	(1,102)	(202)
Miscellaneous	490	211
Total tax provision	$3,213	$3,501

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss, capital loss, and tax credit carryforwards	$26,512	$24,071
Fixed assets and intangible assets	4,043	2,689
Inventory and other reserves	4,863	1,554
Operating lease liability	3,958	1,725
Other (mainly accrued expenses)	10,410	4,792
Gross deferred tax assets	49,786	34,831
Less valuation allowance	(46,027)	(31,994)
Deferred tax liabilities:
Fixed assets and intangible assets	(856)	-
Operating lease right-of-use-asset	(2,903)	(1,432)
Gross deferred tax liabilities	(3,759)	(1,432)
Total net deferred tax assets	$-	$1,405

For the years ended December 31, 2021 and 2020, the net changes in the valuation allowance were an increase of $14.0 million, and an increase of $5.2 million, respectively. The increase during the current year is primarily due to the increase of U.S. net deferred tax assets and increase of the valuation allowance on certain foreign deferred tax assets, including $5.6 million of deferred tax assets obtained in the acquisition of Optelian. The Company maintains a valuation allowance on its global net deferred tax assets since it is more likely than not that the net deferred tax assets will not be realized in the foreseeable future.

As of December 31, 2021, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $43.4 million and $28.8 million, respectively. The federal losses begin to expire in various years beginning in 2030. The state losses begin to expire in various years beginning in 2022. The federal net operating loss carryforward includes $17.9 million that has an indefinite carryforward period. As of December 31, 2021, the Company had federal and state net operating losses for German tax purposes of approximately $25.3 million and $25.2 million respectively, which do not expire and are carried forward indefinitely, and net operating losses from Canada of approximately $6.3 million which may be carried forward for 20 years and begin to expire in 2039.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, or IRC, annual use of the Company's net operating losses and tax credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company had an ownership change in September 2016, which has resulted in an annual limitation on the amount of net operating loss and tax credit carry forward which arose prior to that date that the Company can utilize in a future year. In addition, some of the pre-acquisition NOLs were written off in a prior year due to the limitation.

As of December 31, 2021, the Company had research credit carryforwards of approximately $2.0 million and $2.0 million for federal and state purposes, respectively, as well as Canadian research and investment credits of approximately $3.3 million and $2.2 million, respectively. If not utilized, the federal carryforwards will expire beginning in 2036. The California credit carryforwards do not expire, the Georgia credit carryforwards will expire beginning in 2026, and the Texas credit carryforwards will expire beginning in 2040. The Canadian research and investment credits begin to expire in 2031 and 2031 respectively.

The Company does not intend to distribute the earnings from its foreign subsidiaries and has not recorded any deferred tax liability related to such amounts. The Company considers the remaining excess of the amount for financial reporting over the tax basis of our investments in our foreign subsidiaries to be indefinitely reinvested and the determination of any deferred tax liability on this amount is not practicable.

The Company is required to inventory, evaluate, and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only be partially sustained, upon examination by the relevant taxing authorities. After reviewing the documentation maintained in support of uncertain tax positions taken in prior years the Company concluded that it will be unlikely to sustain those positions should they be audited by the relevant tax authorities. Accordingly, the Company increased the reserve for those positions by approximately $2.3 million in the current year. As of December 31, 2021, the Company had gross unrecognized tax benefits of $4.2 million, none of which if recognized, would reduce the effective tax rate in a future period, due to the Company's full valuation allowance on U.S. net deferred tax assets.

A reconciliation of the beginning and ending unrecognized tax benefit amounts for 2021 and 2020 are as follows (in thousands):

	As of December 31,
	2021	2020
Balance at beginning of period	$1,255	$1,036
Increases related to prior year’s tax positions	2,252	-
Increases related to current year tax positions	681	219
Balance at end of period	$4,188	$1,255

It is the Company's policy to account for interest and penalties related to uncertain tax positions as interest expense and general administrative expense, respectively in the consolidated statements of comprehensive income (loss).

The Company did not record any interest or penalty (benefit) provision during the years ended December 31, 2021 and 2020.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

Federal	2018 - 2021
California	2017 - 2021
Canada	2017 - 2021
Brazil	2017 - 2021
Germany	2016 - 2021
Japan	2016 - 2021
Korea	2016 - 2021
United Kingdom	2017 - 2021
Vietnam	2011 - 2021

However, due to the fact the Company had net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years.

(12) Related Party Transactions

Related Party Debt

As of December 31, 2021, the Company had no outstanding borrowings from related parties compared to $29.8 million as of December 31, 2020. See Note 8 Debt for further information about the Company’s related party debt.

The following table sets forth payment guarantees of certain of the Company's performance obligations as of December 31, 2021 that have been provided by DNI. DNI owns approximately 36.7% of the outstanding shares of the Company's common stock. The amount guaranteed exceeds the principal amounts of outstanding obligations due to collateral requirements by the banks.

Guarantor	Amount Guaranteed (in thousands)	Description of Obligations Guaranteed
Dasan Networks, Inc.	6,056	Payment guarantee to Industrial Bank of Korea
Dasan Networks, Inc.	1,615	Payment guarantee to Shinhan Bank
	$7,671

Other Related Party Transactions

Sales, cost of revenue, research and product development, selling, marketing, general and administrative, interest expense and other expenses to and from relate parties were as follows (in thousands) for the years ended December, 2021 and 2020:

	For the year ended December 31, 2021
Counterparty	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
Dasan Networks, Inc.	$2,103	$1,940	$1,019	$1,620	$132	$197
Dasan Invest Co., Ltd.*	—	30	134	57	—	—
	$2,103	$1,970	$1,153	$1,677	$132	$197

	For the year ended December 31, 2020
Counterparty	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
Dasan Networks, Inc.	$4,362	$3,843	$953	$1,579	$1,047	$355
Dasan Invest Co., Ltd.*	—	22	100	42	—	—
	$4,362	$3,865	$1,053	$1,621	$1,047	$355

* Dasan Invest Co., Ltd. indirectly holds 3.1% of DNI’s shares.

The Company has entered into sales agreements with DNI to sell certain services and finished goods produced by the Company. The Company also has an agreement with DNI in which DNI acts as a sales channel to third party customers. The above transactions are included in sales and cost of revenue on the consolidated statements of comprehensive income (loss). Sales to DNI are recorded net of royalty fees for a sales channel arrangement.

DNS California, a subsidiary of the Company, shares human resources, treasury and other administrative support with DNI. As such, the Company entered into certain service sharing agreements with DNI and certain of its subsidiaries for the shared office space and shared administrative services.

DNS Korea, a subsidiary of the Company, has two separate lease agreements with DNI related to the lease of office space and warehouse facilities. Operating lease cost related to these leases totaled $1.8 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively. Operating lease expense is allocated between cost of revenue, research and product development, and selling, marketing, general and administrative expenses on the consolidated statements of comprehensive income (loss). As of December 31, 2021, the right-of-use asset and operating lease liability related to these leases were $6.4 million. As of December 31, 2020, the right-of-use asset and operating lease liability related to these leases were $8.6 million. Deposits for these leases are included in other assets on the consolidated balance sheets as of December 31, 2021 and 2020.

The Company had an agreement with Dasan Invest Co., Ltd. to provide IT services for the Company. The agreement was terminated in the fourth quarter of 2021. The respective expense was allocated between cost of revenue, research and product development, and selling, marketing, general and administrative expenses on the consolidated statements of comprehensive income (loss). Interest expense represents interest paid to DNI for the related party debt. Refer to Note 8 Debt for further information.

 Other expenses to related parties represent expenses to DNI for its payment guarantees relating to the Company's performance obligations. The Company pays DNI a guarantee fee which is calculated as 0.9% of the guaranteed amount. Refer to the table above for further information about obligations guaranteed by DNI.

Balances of Receivables and Payables with Related Parties

Balances of receivables and payables arising from sales and purchases of goods and services with related parties as of December 31, 2021 and 2020 were as follows (in thousands):

	As of December 31, 2021
Counterparty	Account receivables	Other receivables	Other assets	Loans Payable	Accounts payable
Dasan Networks, Inc.	$181	$215	$691	$—	$785
Dasan Invest Co., Ltd.*	—	—	—	—	—
	$181	$215	$691	$—	$785

	As of December 31, 2020
Counterparty	Account receivables	Other receivables	Other assets	Loans Payable	Accounts payable
Dasan Networks, Inc.	$2,278	$247	$755	$29,754	$1,552
Dasan Invest Co., Ltd.*	—	—	—	—	32
	$2,278	$247	$755	$29,754	$1,584

* Dasan Invest Co., Ltd. holds 3.1% of DNI’s shares

The related party receivable and payable balances are reflected in the respective balance sheet captions on the consolidated balance sheets as of December 31, 2021 and 2020.

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

The components of lease expense were as follows for the years ended December 31, 2021 and 2020 (in thousands):

	Years ended December 31,
	2021	2020
Operating lease cost	$4,201	$5,393
Short-term lease cost	1,302	264
Total net lease cost	$5,503	$5,657

Short-term lease costs related to the short-term rent of office spaces and office equipment leases. Variable lease cost was not significant for the years ended December 31, 2021 and 2020.

During the year ended December 31, 2021, the Company recorded $4.2 million in impairment charges on the right-of-use assets, including $2.5 million related to the restructuring in Hanover, Germany and $1.7 million related to the headquarters relocation to Plano, Texas. These charges were included into restructuring and other charges and impairment of long-lived assets, respectively, on the consolidated statements of comprehensive income (loss).

Supplemental cash flow information related to the Company’s operating leases was as follows for the years ended December 31, 2021 and 2020 (in thousands):

	Years ended December 31,
	2021	2020
Operating cash outflows from operating leases	$5,936	$5,307
Right-of-use assets obtained in exchange for operating lease obligations	2,783	1,405

The following table presents the lease balances within the Company’s consolidated balance sheets, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases as of December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Lease Assets and Liabilities
Assets:
Right-of-use assets from operating leases	$12,640	$18,483

Liabilities:
Operating lease liabilities - current	$4,097	$4,494
Operating lease liabilities - non-current	12,103	15,959
Total operating lease liabilities	$16,200	$20,453
Weighted average remaining lease term	4.2 years	4.6 years
Weighted average discount rate	5.6%	5.7%

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2021 (in thousands):

2022	$4,866
2023	4,468
2024	3,899
2025	2,596
2026	1,698
Thereafter	835
Total operating lease payments	18,362
Less: imputed interest	(2,162)
Total operating lease liabilities	$16,200

(14) Commitments and Contingencies

Performance Bonds

In the normal course of operations, from time to time, the Company arranges for the issuance of various types of performance bonds, such as performance, warranty, and bid bonds, in the form of bank guarantees or surety bonds. These instruments are arrangements under which the financial institution or surety provides a financial guarantee that the Company will perform in accordance with contractual or legal obligations. As of December 31, 2021, the Company had $8.9 million of surety bonds guaranteed by third parties.

Purchase Commitments

The Company’s inventory purchase commitments typically allow for cancellation of orders 30 days in advance of the required inventory availability date as set by the Company at time of order. However, the Company has agreements with various contract manufacturers and semiconductor companies which include non-cancellable inventory purchase commitments. The amount of our long-term non-cancellable purchase commitments outstanding was $3.2 million as of December 31, 2021.

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

(15) Employee Benefit Plans

Defined Contribution Plans

In the U.S., the Company maintains a 401(k) plan for its employees whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company made discretionary contributions to the plan in 2021. The Company made no discretionary contributions to the plan in 2020. For the year ended December 31, 2021, the Company recorded an expense of $0.5 million compared to no expense for the year ended December 31, 2020.

The Company maintains a defined contribution plan for its employees in Korea. Under the defined contribution plan, the Company contributes the equivalent of 8.3% of an employee's gross salary into the plan. For each of the years ended December 31, 2021 and 2020, the Company recorded an expense of $1.3 million for the plan.

Defined Benefit Plans

The Company sponsors defined benefit plans for its employees in Germany and Japan. Defined benefit plans provide pension benefits based on compensation and years of service. The Germany plans were frozen as of September 30, 2003 and have not been offered to new employees after that date.

The following provides a reconciliation of the changes in benefit obligation, and the funded status at the end of the years (in thousand):

	Years ended December 31,
	2021	2020
Benefit obligation at beginning of period	$20,052	$17,671
Service cost	115	95
Interest cost	82	191
Benefits paid	(592)	(568)
Actuarial (gain) loss	(1,606)	1,002
Foreign currency exchange rate change	(1,524)	1,661
Benefit obligation at end of period	16,527	20,052
Underfunded status at end of period	$16,527	$20,052

The Company has recorded the 2021 and 2020 underfunded status as a long-term liability on the consolidated balance sheets. The Company holds pension insurance contracts, with the Company as beneficiary, in the amount of $2.9 million and $3.5 million as of December 31, 2021 and 2020, respectively, related to individuals under the pension plans. The Company records these insurance contracts based on their cash surrender value at the balance sheet dates. These insurance contracts are classified as other assets on the consolidated balance sheet. The Company intends to use any proceeds from these policies to fund the pension plans. However, since the Company is the beneficiary on these policies, these assets have not been designated pension plan assets.

The net periodic benefit cost related to the plans consisted of the following components during the years ended December 31, 2021 and 2020 (in thousands):

	Years ended December 31,
Net Periodic Benefit Cost	2021	2020
Service Cost	$115	$95
Interest Cost	82	170
Net amortization of net gain (loss)	107	21
Net periodic benefit cost	$304	$286

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

The following table presents changes in benefit obligations recognized net of tax in other comprehensive income during the years ended December 31, 2021 and 2020 (in thousands):

	Years ended December 31,
	2021	2020
Amortization of net (gain) loss	$(107)	$(21)
Actuarial (gain) loss in the current period	(1,606)	1,002
Net change during the period	$(1,713)	$981

The increase in the actuarial gain during the year ended December 31, 2021, compared to the year ended December 31, 2020 was mainly due to the increase in the discount rate, resulting from an increase in the implicit rate of high-quality fixed income investments. The estimated net loss and prior service cost for the plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is not significant. The Company expects to make no contributions to the plans in 2022.

The weighted average assumptions used in determining the periodic net cost and benefit obligation information related to the plans are as follows:

	Years ended December 31,
	2021	2020
Discount rate	1.0%	0.4%
Rate of compensation increase	1.7%	1.7%

The following benefit payments, which are funded by the Company, are expected to be paid (in thousands):

2022	$687
2023	713
2024	717
2025	720
2026	730
2027 - 2031	$3,695

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

The Company attributes revenue from customers to individual countries based on location shipped. Refer to Note 1(f) Revenue Recognition for the required disclosures on geographical concentrations and revenues by source.

The Company's property, plant and equipment, net of accumulated depreciation, were located in the following geographical areas (in thousands) as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
United States	$6,105	$2,878
Korea	2,367	2,472
Japan	799	952
Canada	280	—
Germany	210	761
Other	81	83
	$9,842	$7,146

(17) Subsequent Events

Equity Offering

On February 10, 2022, the Company filed a “shelf” registration statement on Form S-3 to register up to $150 million of Company common stock, representing an indeterminate number of shares of common stock as may be issued from time to time pursuant to underwritten public offerings, negotiated transactions, block trades or a combination of these methods at indeterminate prices. Included on this registration statement as a secondary offering are 10,093,015 shares of Company common stock held by DNI.

Revolving Credit Agreement

On February 9, 2022, the Company entered into a Credit Agreement with the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.  The Credit Agreement provides for revolving loans in an aggregate principal amount of up to $30 million, up to $15 million of which is available for letters of credit. The Credit Agreement matures on February 9, 2024.  The maximum amount that the Company can borrow under the Credit Agreement is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments, plus $10 million.

Loans under the Credit Agreement bear interest at the Company’s option at (i) the prime rate plus 2.00%, (ii) the adjusted term SOFR rate plus 2.90% or (iii) the adjusted daily simple SOFR rate plus 2.90%.  We pay a per annum fee of 2.90% on all letters of credit issued under the Credit Agreement, and we pay a commitment fee of 0.25% per annum on the unused revolving credit availability under the Credit Agreement.

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

As required by Rule 13a-15(b) of the Exchange Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Our management, including our Chief Executive Officer and our Chief Financial Officer, supervised and participated in the evaluation. They concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, and Ernst & Young LLP has issued a report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

To the Stockholders and the Board of Directors of DZS Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of DZS Inc. and subsidiaries (the Company) as of December 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and our report dated March 9, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Dallas, Texas

March 9, 2022

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this item relating to our corporate governance, directors and nominees, and the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the sections of our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with SEC within 120 days of the end of our fiscal year (the “Proxy Statement”) entitled “Corporate Governance Principles and Board Matters,” “Ownership of Securities” and “Proposal 1: Election of Directors.” Since our last Annual Report on Form 10-K, we have not made any material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements

The Index to Consolidated Financial Statements on page 32 is incorporated herein by reference as the list of financial statements required as part of this Annual Report on Form 10-K.

2.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Index to Exhibits” immediately preceding the exhibits hereto and such listing is incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Share Purchase Agreement dated as of October 5, 2018, by and between ZTI Acquisition Subsidiary III Inc. and Riverside KM Beteiligung GmbH	8-K	10.1	January 1, 2019

2.2	Agreement, dated as of December 31, 2018, by and between ZTI Acquisition Subsidiary III Inc. and Riverside KM Beteiligung GmbH	8-K	10.3	January 1, 2019

2.3	Share Transfer Agreement dated as of July 31, 2019 by and between Handysoft, Inc., as Transferor, and DASAN Zhone Solutions, Inc., as Transferee	8-K	2.1	August 5, 2019

3.1	Restated Certificate of Incorporation of DASAN Zhone Solutions, Inc., as amended through February 28, 2017	10-K	3.1	September 27, 2017

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of DZS Inc.	8-K	3.1	August 27, 2020

3.2	Amended and Restated Bylaws of DZS Inc.	10-K	3.2	March 11, 2021

4.1	Description of Capital Stock				X

10.1#	DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan	8-K	10.1	January 10, 2017

10.1.1#	Amendment to DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan	10-K	10.1.1	March 12, 2019

10.1.2#	Form of Stock Option Agreement for the DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan	8-K	10.2	January 10, 2017

10.1.3#	Form of Restricted Stock Unit Award Agreement for the DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan	10-K	10.1	September 27, 2017

10.2#	DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	8-K	10.6	September 13, 2016

10.2.1#	Form of Stock Option Agreement for the DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	8-K	10.7	September 13, 2016

10.2.2#	Form of Restricted Stock Award Agreement for the DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	8-K	10.2	May 17, 2007

10.2.3#	Form of Restricted Stock Unit Award Agreement for the DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	10-Q	10.3	November 14, 2016

10.3#	DASAN Zhone Solutions, Inc. 2018 Employee Stock Purchase Plan	S-8	10.1	November 8, 2018

10.4#	DASAN Zhone Solutions, Inc. Non-Employee Director Compensation Program	10-K	10.4	April 4, 2018

10.5#	Form of Indemnity Agreement (directors and officers)	10-Q	10.20	May 14, 2004

10.6#	Employment Agreement dated August 1, 2020, by and between DASAN Zhone Solutions, Inc. and Charles Daniel Vogt	10-Q	10.2	November 6, 2020

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith

10.6.1#	First Amendment to Employment Agreement dated as of June 1, 2021 by and between DZS Inc. and Charlie Vogt	8-K	10.1	June 4, 2021

10.7#	Stock Option Agreement dated August 1, 2020, by and between DASAN Zhone Solutions, Inc. and Charles Daniel Vogt	10-Q	10.3	November 6, 2020

10.8#	Stock Option Agreement dated August 1, 2020, by and between DASAN Zhone Solutions, Inc. and Charles Daniel Vogt	10-Q	10.4	November 6, 2020

10.9#	Employment Agreement dated as of August 2, 2021, by and between DZS Inc. and Misty D. Kawecki	8-K	10.1	August 2, 2021

10.10#	Employment Agreement dated as of September 28, 2020 by and between DZS Inc. and Justin L. Ferguson	10-K	10.10	March 11, 2021

10.11#	Employment Agreement, dated as of December 2, 2019, by and between DASAN Zhone Solutions, Inc. and Tom Cancro	8-K	10.1	November 25, 2019

10.11.1#	Amendment to Employment Agreement dated as of December 1, 2020 by and between DZS Inc. and Thomas Cancro	8-K	10.1	December 4, 2020

10.11.2#	Second Amendment to Employment Agreement effective April 7, 2021 by and between DZS Inc. and Thomas Cancro	8-K	10.1	April 13, 2021

10.11.3#	Third Amendment to Employment Agreement effective June 1, 2021 by and between DZS Inc. and Thomas Cancro	8-K	10.2	June 4, 2021

10.12	Registration Rights Agreement, dated as of September 9, 2016, by and among DASAN Zhone Solutions, Inc., DASAN Networks, Inc. and the other parties thereto	8-K	10.3	September 12, 2016

10.13	Loan Agreement, dated as of March 27, 2018, by and between DASAN Networks, Inc. and DASAN Network Solutions, Inc.	8-K	10.1	April 2, 2018

10.13.1	Amendment No. 1 to Loan Agreement dated as of February 25, 2019 by and between DASAN Network, Inc., as Lender, and DASAN Network Solutions, Inc., as Borrower	10-Q	10.3	May 10, 2019

10.14	Loan Agreement dated as of December 27, 2018 by and between DASAN Networks, Inc., as Lender, and DASAN Zhone Solutions, Inc., as Borrower	8-K	10.2	January 3, 2019

10.14.1	Amendment No. 1 to Loan Agreement dated as of February 25, 2019 by and between DASAN Network, Inc., as Lender, and DASAN Network Solutions, Inc., as Borrower	10-Q	10.4	May 10, 2019

10.15	Revolving Credit, Term Loan, Guaranty and Security Agreement dated as of February 27, 2019 by and among PNC Bank, National Association, Citibank, N.A., DASAN Zhone Solutions, Inc., and the lenders named therein	10-Q	10.1	May 10, 2019

10.16	Export-Import Revolving Credit, Guaranty and Security Agreement dated as of February 27, 2019 by and among PNC Bank, National Association, Citibank, N.A., DASAN Zhone Solutions, Inc., and the lenders named therein	10-Q	10.2	May 10, 2019

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith

10.17	Letter Agreement dated May 10, 2019 by and among PNC Bank, National Association and Citibank, N.A., as lenders, and DASAN Zhone Solutions, Inc., as borrowing agent	10-Q	10.1	August 14, 2019

10.18	Letter Agreement dated May 31, 2019 by and among PNC Bank, National Association and Citibank, N.A., as lenders, and DASAN Zhone Solutions, Inc., as borrowing agent	10-Q	10.2	August 14, 2019

10.19	Letter Agreement dated November 8, 2019 by and among PNC Bank, National Association and Citibank, N.A., as lenders, and DASAN Zhone Solutions, Inc., as borrowing agent	10-Q	10.3	November 13, 2019

10.20	Loan Agreement dated March 3, 2020 and entered into as of March 4, 2020 by and between DASAN Networks, Inc. and DASAN Network Solutions, Inc. (Korea)	8-K	10.1	March 10, 2020

10.21	Intellectual Property Pledge Agreement dated March 3, 2020 and entered into as of March 4, 2020 by and between DASAN Networks, Inc. and DASAN Network Solutions, Inc. (Korea)	8-K	10.2	March 10, 2020

10.22	Share Pledge Agreement dated March 3, 2020 and entered into as of March 4, 2020 by and among DASAN Networks, Inc., DASAN Network Solutions, Inc. (Korea) and DASAN Network Solutions, Inc. (California)	8-K	10.3	March 10, 2020

10.23	Credit Agreement, dated as of February 9, 2022, among DZS Inc., as Borrower, the other Loan Parties party thereto, the Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	February 10, 2022

21.2	List of Subsidiaries				X

23.1	Consent of Independent Registered Public Accounting Firm				X

23.2	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)				X

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)				X

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DZS INC.

Date: March 9, 2022	By:	/s/ Charles Daniel Vogt
Charles Daniel Vogt
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Daniel Vogt	President, Chief Executive Officer (Principal Executive Officer) and Director	March 9, 2022
Charles Daniel Vogt

/s/ Misty Kawecki	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2022
Misty Kawecki

/s/ Min Woo Nam	Chairman of the Board of Directors	March 9, 2022
Min Woo Nam

/s/ Matt Bross	Director	March 9, 2022
Matt Bross

/s/ Barbara Carbone	Director	March 9, 2022
Barbara Carbone

/s/ Joon Kyung Kim	Director	March 9, 2022
Joon Kyung Kim

/s/ David Schopp	Director	March 9, 2022
David Schopp

/s/ Choon Yul Yoo	Director	March 9, 2022
Choon Yul Yoo