Form 10-Q
period 2022-03-31
DZS INC.
filed 2022-05-03
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 27, 2022, there were 27,616,165 shares outstanding of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$34,160	$46,666
Restricted cash	6,343	6,808
Accounts receivable - trade, net of allowance for doubtful accounts of $17,058 as of March 31, 2022 and $17,735 as of December 31, 2021	82,607	86,114
Other receivables	9,898	10,621
Inventories	66,459	56,893
Contract assets	902	2,184
Prepaid expenses and other current assets	13,039	5,690
Total current assets	213,408	214,976
Property, plant and equipment, net	10,277	9,842
Right-of-use assets from operating leases	11,751	12,640
Goodwill	6,145	6,145
Intangible assets, net	4,820	5,115
Other assets	9,904	8,950
Total assets	$256,305	$257,668
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$63,774	$64,258
Contract liabilities	7,103	6,091
Operating lease liabilities	3,927	4,097
Accrued and other liabilities	16,832	16,032
Total current liabilities	91,636	90,478
Long-term debt	—	—
Contract liabilities - non-current	2,881	3,044
Operating lease liabilities - non-current	11,029	12,103
Pension liabilities	16,106	16,527
Other long-term liabilities	3,704	3,609
Total liabilities	125,356	125,761
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 36,000 shares authorized, 27,603 and 27,505 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively, at $0.001 par value	27	27
Additional paid-in capital	226,163	223,336
Accumulated other comprehensive loss	(4,793)	(4,457)
Accumulated deficit	(90,448)	(86,999)
Total stockholders’ equity	130,949	131,907
Total liabilities and stockholders’ equity	$256,305	$257,668

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Net revenue	$77,040	$81,031
Cost of revenue	50,215	52,936
Gross profit	26,825	28,095
Operating expenses:
Research and product development	11,844	11,119
Selling, marketing, general and administrative	17,742	31,824
Restructuring and other charges	436	6,252
Impairment of long-lived assets	—	1,735
Amortization of intangible assets	294	262
Total operating expenses	30,316	51,192
Operating loss	(3,491)	(23,097)
Interest income	37	42
Interest expense	(127)	(249)
Other income (expense), net	(800)	972
Loss before income taxes	(4,381)	(22,332)
Income tax provision (benefit)	(1,333)	893
Net loss	(3,048)	(23,225)

Foreign currency translation adjustments	(268)	(2,270)
Actuarial loss	—	(28)
Comprehensive loss	$(3,316)	$(25,523)
Net loss per share
Basic	$(0.11)	$(0.92)
Diluted	$(0.11)	$(0.92)
Weighted average shares outstanding
Basic	27,530	25,252
Diluted	27,530	25,252

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In thousands)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	loss	deficit	equity
For the three-months ended March 31, 2022:
Balance as of December 31, 2021	27,505	$27	$223,336	$(4,457)	$(86,999)	$131,907
Cumulative effect of ASC 326 adoption	—	—	—	—	(401)	(401)
Exercise of stock awards and employee stock plan purchases	98	—	156	—	—	156
Stock-based compensation	—	—	2,671	—	—	2,671
Net income loss	—	—	—	—	(3,048)	(3,048)
Subsidiary dissolution	—	—	—	(68)	—	(68)
Other comprehensive loss	—	—	—	(268)	—	(268)
Balance as of March 31, 2022	27,603	$27	$226,163	$(4,793)	$(90,448)	$130,949

For the three-months ended March 31, 2021:
Balance as of December 31, 2020	21,958	$22	$147,997	$(2,124)	$(52,316)	$93,579
Issuance of common stock in public offering, net of issuance costs	4,600	5	59,520			59,525
Exercise of stock awards and employee stock plan purchases	325	—	2,569	—	—	2,569
Stock-based compensation	—	—	1,352	—	—	1,352
Net income loss	—	—	—	—	(23,225)	(23,225)
Other comprehensive loss	—	—	—	(2,298)	—	(2,298)
Balance as of March 31, 2021	26,883	$27	$211,438	$(4,422)	$(75,541)	$131,502

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three months ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,048)	$(23,225)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,081	1,265
Impairment of long-lived assets and non-cash restructuring	—	4,443
Amortization of deferred financing costs	—	12
Stock-based compensation	2,671	1,352
Provision for inventory write-down	705	666
Bad debt expense, net of recoveries	(752)	14,228
Provision for sales returns	1,448	239
Provision for warranty	121	269
Unrealized loss (gain) on foreign currency transactions	874	(883)
Subsidiary dissolution	(68)	—
Deferred taxes	—	(134)
Changes in operating assets and liabilities:
Accounts receivable	2,761	(846)
Other receivable	126	(2,678)
Inventories	(10,931)	(3,239)
Contract assets	1,261	(267)
Prepaid expenses and other assets	(7,577)	(1,186)
Accounts payable	1,586	3,539
Contract liabilities	(1,446)	32
Accrued and other liabilities	456	(523)
Net cash used in operating activities	(10,732)	(6,936)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,317)	(1,266)
Acquisition of business, net of cash acquired	—	(4,258)
Net cash used in investing activities	(1,317)	(5,524)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offerings, net of issuance costs	—	59,525
Repayments of short-term borrowings and line of credit	—	(11,494)
Repayments of related party term loan	—	(29,298)
Payments for debt issue costs	(178)	—
Proceeds from exercise of stock awards and employee stock plan purchases	156	2,569
Net cash provided by (used in) financing activities	(22)	21,302
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(903)	404
Net increase in cash, cash equivalents and restricted cash	(12,974)	9,246
Cash, cash equivalents and restricted cash at beginning of period	53,639	54,587
Cash, cash equivalents and restricted cash at end of period	$40,665	$63,833

Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	$34,160	$56,818
Restricted cash	6,343	6,848
Long-term restricted cash	162	167
	$40,665	$63,833

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest - bank and trade facilities	$36	$83
Interest - related party	—	94
Income taxes	$283	$1,206

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

(b) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 3 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements include the accounts of the Company and its wholly owned subsidiaries. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 9, 2022. For a complete description of what the Company believes to be the critical accounting policies and estimates used in the preparation of its unaudited condensed consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The COVID-19 pandemic continued to adversely affect significant portions of our business and our financial condition and results of operations in the first quarter of 2022. The emergence of the Omicron variant in late 2021 with a resulting increase in COVID cases in early 2022 resulted in re-implementation of various measures, including travel bans and restrictions, limitations on public and private gatherings, business closures or operating restrictions, social distancing, and shelter-in-place orders. The health effects of the pandemic and the above measures taken in response thereto have had an effect on the global economy in general and have materially impacted and will likely continue to impact the Company’s financial condition, results of operations and cash flows. Given the ongoing and dynamic nature of the virus and its variants, and the worldwide response related thereto, it is difficult to predict the full impact of the COVID-19 pandemic on our business.

We have experienced and continue to experience disruptions in our supply chain due to the pandemic, which has also impacted and may adversely impact our operations (including, without limitation, logistical and other operational costs) and the operations of some of our key suppliers. Supply chain pricing, freight and logistics costs, product and component availability, and extended lead-times became a challenge in 2021 and continue into 2022 as the world economy recovers from the COVID-19 pandemic. As we continue to incur elevated costs for components and expedite fees, our supply chain and operations teams continue to focus on managing through a constrained environment, thereby enabling DZS to maximize shipments despite elongated lead times. We remain cautious about continued supply chain headwinds that challenge the industry and anticipate a constrained supply chain environment to persist throughout 2022.

For additional risks to the corporation related to the COVID-19 pandemic, see Item 1A, Risk Factors of our 2021 Form 10-K.

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

(e) Disaggregation of Revenue

The following table presents revenues by source (in thousands):

	Three Months Ended March 31,
	2022	2021
Products	$72,462	$76,252
Services and other	4,578	4,779
Total	$77,040	$81,031

The following table present revenues by geographical concentration (in thousands):

	Three Months Ended March 31,
	2022	2021
Americas	$23,061	$20,169
Europe, Middle East, Africa	18,649	17,918
Asia	35,330	42,944
Total	$77,040	$81,031

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

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts based upon the expected collectability of accounts receivable using historical loss rates adjusted for customer-specific factors and current economic conditions. The Company performs periodic assessments of its customers’ liquidity and financial condition through analysis of information obtained from credit rating agencies, financial statement review and historical and current collection trends.

Activity under the Company’s allowance for doubtful accounts is comprised as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$17,735	$3,954
Charged to expense, net of recoveries	(752)	14,228
Utilization/write offs/exchange rate differences	—	(94)
Cumulative effect of ASC 326 adoption	401	—
Foreign exchange impact	(326)	(148)
Balance at end of period	$17,058	$17,940

For the three months ended March 31, 2022, two customers accounted for 13% and 12% of net revenue, respectively. For the three months ended March 31, 2021, two customers accounted for 18% and 10% of net revenue, respectively.

As of March 31, 2022, no customers represented more than 10% of net accounts receivable. As of December 31, 2021, two customers represented 26% and 10% of net accounts receivable, respectively.

As of March 31, 2022, and December 31, 2021, net accounts receivables from customers in countries other than the United States represented 77% and 79%, respectively.

In 2017, the Company entered into an agreement with a customer in India to supply product for a state sponsored broadband project. The Company substantially completed its obligations under the agreement in 2018. The Company billed the customer, which is a state government sponsored entity, approximately $59.0 million and collected payments of approximately $41.7 million by December 31, 2020. In late March 2021, the customer’s state government parent experienced difficulty passing a budget impacting the ability of the customer to make remaining agreed-upon payments to us. In light of this development, the Company recorded an allowance that covered the entire balance unpaid by the customer. Subsequent to March 2021, the Company recovered approximately $1.9 million of accounts receivable related to the customer. As of March 31, 2022 the Company has a recorded allowance for doubtful accounts of $14.8 million related to this receivable. The Company will continue to pursue collection of the entire outstanding balance and any amounts collected will be recognized in the period which they are received. In the event the Company’s efforts to collect from this customer prove unsuccessful, DZS may seek payment through other means, including through legal action.

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

(i) Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019 and May 2019, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, and ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, which provided additional implementation guidance on the previously issued ASU. The Company adopted the updated guidance on January 1, 2022, utilizing the modified retrospective transition method and recorded a cumulative-effect adjustment of $0.4 million to retained earnings.

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

Optelian was a leading optical networking solution provider. This acquisition introduced the “O-Series” to the DZS portfolio of carrier grade optical networking products with 100 gigabits per second (Gig) and above capability, expanding the DZS product portfolio by providing environmentally hardened, high capacity, and flexible solutions at the network edge.

The purchase price of $7.5 million included cash paid to the shareholders and option holders of Optelian, cash paid to retire Optelian's outstanding debt on the date of acquisition, and contingent payments to shareholders.

The payment to shareholders and option holders includes a $0.3 million holdback and $1.9 million contingent consideration based on a certain percentage of future revenue of certain Optelian products through the end of 2023. We completed the purchase price allocation for Optelian acquisition in 2021. The purchase price allocation resulted in the recognition of goodwill of approximately $1.9 million, which primarily related to the expected synergies from combining operations.

RIFT Acquisition

On March 3, 2021, the Company acquired substantially all of the assets of RIFT, Inc., a network automation solutions company, and all the outstanding shares of RIFT.IO India Private Limited, a wholly owned subsidiary of RIFT, Inc. (collectively “RIFT”). RIFT developed a carrier-grade RIFT.ware software platform that simplifies the deployment of any slice, service, or application on any cloud. The total purchase consideration was $0.5 million, including a $0.2 million holdback that was released in April of 2021 following the fulfillment of certain requirements in the purchase agreement. We completed the purchase price allocation for RIFT acquisition in 2021. The purchase price allocation resulted in the recognition of goodwill of approximately $0.2 million, which primarily related to the expected synergies from combining operations.

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

Level 3	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The carrying values of financial instruments such as cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature.

The Company classifies its contingent liability from Optelian acquisition within Level 3 as it includes inputs not observable in the market. The Company estimates the fair value of contingent consideration as the present value of the expected contingent payments, determined using the revenue forecast for certain Optelian products through the end of 2023. The fair value of contingent liability is generally sensitive to changes in the revenue forecast. As of March 31, 2022 and December 31, 2021, the Company’s Level 3 contingent liability was $2.2 million and $2.1 million, respectively. During the three months ended March 31, 2022, the Company recorded $0.1 million expense related to the change in fair value of the Company’s contingent liability. The change in fair value is included in selling, marketing, general and administrative expenses on the unaudited condensed consolidated statement of comprehensive income (loss).

(4) Cash, Cash Equivalents and Restricted Cash

As of March 31, 2022 and December 31, 2021, the Company's cash, cash equivalents and restricted cash consisted of financial deposits. Cash, cash equivalents and restricted cash held within the U.S. totaled $8.7 million and $22.3 million as of March 31, 2022 and December 31, 2021, respectively. Cash, cash equivalents and restricted cash held within the U.S. are held at FDIC insured depository institutions. Cash, cash equivalents and restricted cash held outside the U.S. totaled $32.0 million and $31.3 million as of March 31, 2022 and December 31, 2021, respectively. Restricted cash consisted primarily of cash collateral for performance bonds and warranty bonds. Long-term restricted cash was $0.2 million as of March 31, 2022 and December 31, 2021 and is included in other assets on the unaudited condensed consolidated balance sheets.

(5) Balance Sheet Details

Balance sheet detail as of March 31, 2022 and December 31, 2021 is as follows (in thousands):

Inventories

	March 31, 2022	December 31, 2021
Raw materials	$45,527	$34,512
Work in process	1,216	1,427
Finished goods	19,716	20,954
Total inventories	$66,459	$56,893

Inventories are stated at the lower of cost or net realizable value, with cost being computed based on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis.

Property, plant and equipment

	March 31, 2022	December 31, 2021
Property, plant and equipment, net:
Machinery and equipment	$17,090	$14,278
Leasehold improvements	5,251	5,219
Computers and software	3,278	3,217
Furniture and fixtures	1,726	1,771
Construction in progress and other	1,052	2,937
	28,397	27,422
Less: accumulated depreciation and amortization	(17,971)	(17,394)
Less: government grants	(149)	(186)
Total property, plant and equipment, net	$10,277	$9,842

Depreciation expense associated with property, plant and equipment was $0.8 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively.

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

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$1,981	$1,522
Charged to cost of revenue	121	269
Claims and settlements	(149)	(267)
Foreign exchange impact	(17)	56
Balance at end of period	$1,936	$1,580

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

The opening and closing balances of current and long-term contract assets and contract liabilities related to contracts with customers are as follows:

	Contract assets	Contract liabilities
December 31, 2021	$2,184	$9,135
March 31, 2022	902	9,984
Increase (decrease)	$(1,282)	$849

The decrease in contract assets during the three months ended March 31, 2022 was primarily due to invoicing that occurred in 2022 from unbilled balances reflected as contract assets as of December 31, 2021.

The increase in contract liabilities during the three months ended March 31, 2022 was primarily due to amounts being invoiced for certain customers that have not yet met the revenue recognition criteria. The amount of revenue recognized in the three months ended March 31, 2022 that was included in the prior period contract liability balance was $2.4 million. This revenue consists of services provided to customers who had been invoiced prior to the current year. We expect to recognize approximately 71% of outstanding contract liabilities as revenue over the next 12 months and the remainder thereafter.

The balance of contract cost deferred as of March 31, 2022 and December 31, 2021 was $0.6 million and $0.8 million, respectively. During the three months ended March 31, 2022, the Company recorded $0.2 million in amortization related to contract cost deferred as of December 31, 2021.

(6) Goodwill and Intangible Assets

The following table summarizes the activity related to goodwill (in thousands):

	March 31,
	2022	2021
Balance at beginning of period, gross	$7,148	$4,980
Accumulated impairment at beginning of period	(1,003)	(1,003)
Goodwill from acquisitions	—	1,698
Balance at end of period	$6,145	$5,675

Intangible assets consisted of the following (in thousands):

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$5,007	$(3,559)	$1,448
Customer relationships	5,730	(3,041)	2,689
In-process research and development	890	(207)	683
Total intangible assets, net	$11,627	$(6,807)	$4,820

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$5,007	$(3,464)	$1,543
Customer relationships	5,730	(2,886)	2,844
In-process research and development	890	(162)	728
Total intangible assets, net	$11,627	$(6,512)	$5,115

Amortization expense associated with intangible assets for the three months ended March 31, 2022 and 2021 was $0.3 million and $0.4 million, respectively.

The following table presents the future amortization expense of the Company’s intangible assets as of March 31, 2022 (in thousands):

Remainder of 2022	$883
2023	1,177
2024	1,177
2025	1,177
2026	406
Total	$4,820

(7) Debt

The Company had no debt obligations as of March 31, 2022 and December 31, 2021. During the first half of 2021, the Company paid off the outstanding balance of debt with related parties, foreign banks and other lending institutions. The Company has no contractual principal payments due in the next five years.

Bank and Trade Facilities - Foreign Operations

During prior periods, certain of the Company's foreign subsidiaries entered into financing arrangements with foreign banks and other lending institutions consisting primarily of revolving lines of credit, trade facilities, term loans and export development loans. During 2021, the Company paid the entire outstanding balance under such financing arrangements.

Related Party Debt

During prior periods, certain of the Company's subsidiaries entered into term loan arrangements with DASAN Networks, Inc. (“DNI”), a related party as discussed in Note 10. During 2021, the entire outstanding balance on these term loans was repaid.

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

Loans under the Credit Agreement bear interest at the Company’s option at (i) the prime rate plus 2.00%, (ii) the adjusted term SOFR rate plus 2.90% or (iii) the adjusted daily simple SOFR rate plus 2.90%. The Company pays a per annum fee of 2.90% on all letters of credit issued under the Credit Agreement, and a commitment fee of 0.25% per annum on the unused revolving credit availability under the Credit Agreement.

As of March 31, 2022, there was no amount outstanding under the revolving credit facility. The Company was in compliance with all debt covenants as of March 31, 2022.

(8) Employee Benefit Plans

Defined Contribution Plans

The Company maintains a 401(k) plan for its employees in the US whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company made discretionary contributions to the plan in 2021. For the three months ended March 31, 2022 and 2021, the Company recorded an expense of $0.2 million and $0.1 million, respectively.

The Company maintains a defined contribution plan for its employees in Korea. Under the defined contribution plan, the Company contributes the equivalent of 8.3% of an employee's gross salary into the plan. For the three months ended March 31, 2022 and 2021, the Company recorded an expense of $0.3 million.

Defined Benefit Plans

The Company sponsors defined benefit plans for its employees in Germany and Japan. Defined benefit plans provide pension benefits based on compensation and years of service. The Germany plans were frozen as of September 30, 2003 and have not been offered to new employees after that date. The Company has recorded the underfunded status as of March 31, 2022 and December 31, 2021 as a long-term liability on the unaudited condensed consolidated balance sheets. The accumulated benefit obligation for the plans in Germany and Japan was $16.1 million and $16.5 million as of March 31, 2022 and December 31, 2021, respectively. Periodic benefit costs for the three months ended March 31, 2022 and 2021 were $0.1 million.

The Company holds life insurance contracts, with the Company as beneficiary, in the amount of $2.8 million as of March 31, 2022 and $2.9 million as of December 31, 2021, respectively, related to individuals under the pension plans. The Company records these insurance contracts based on their cash surrender value at the balance sheet dates. These insurance contracts are classified as other assets on the Company’s unaudited condensed consolidated balance sheet. The Company intends to use any proceeds from these policies to fund the pension plans. However, since the Company is the beneficiary on these policies, these assets have not been designated pension plan assets.

(9) Restructuring and Other Charges

In 2021, the Company made the strategic decision to relocate manufacturing functions of DZS GmbH and Optelian to Seminole, Florida and to transition the above subsidiaries to sales and research and development centers. The Company incurred approximately $12.7 million of restructuring and other charges since the beginning of its restructuring activities in the first quarter of 2021. For the three months ended March 31, 2022, the Company recorded $0.4 million of restructuring related costs, consisting primarily of logistics costs and professional services related to legal and accounting support. For the three months ended March 31, 2021, the Company recorded $6.3 million of restructuring related costs, consisting primarily of severance and other termination related benefits of $3.5 million, an impairment of long-lived assets charge of $2.7 million primarily related to right-of-use assets from operating leases, and $0.1 million of other charges. The Company paid in full its liability related to termination benefits as of March 31, 2022.

(10) Related Party Transactions

Related Party Debt and Guarantees

The following table sets forth payment guarantees of the Company's obligations as of March 31, 2022 that have been provided by DNI. DNI owns approximately 36.6% of the outstanding shares of the Company's common stock. The amount guaranteed exceeds the principal amounts of outstanding obligations due to collateral requirements by the banks.

Guarantor	Amount Guaranteed (in thousands)	Description of Obligations Guaranteed
Dasan Networks, Inc.	$4,375	Payment guarantee to Industrial Bank of Korea
Dasan Networks, Inc.	1,486	Payment guarantee to Shinhan Bank
	$5,861

Other Related Party Transactions

Sales, cost of revenue, research and product development, selling, marketing, general and administrative, interest expense and other expenses to and from related parties were as follows (in thousands) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
Counterparty	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
Dasan Networks, Inc.	$198	$177	$90	$317		$17
DS Commerce, Inc.	—	11	1	11	—	—
	$198	$188	$91	$328	$—	$17

	Three Months Ended March 31, 2021
Counterparty	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
Dasan Networks, Inc.	$1,770	$1,655	$261	$402	$132	$85
Dasan Invest Co., Ltd.	—	10	46	18	—	—
	$1,770	$1,665	$307	$420	$132	$85

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

DNS Korea had two separate lease agreements with DNI related to the lease of office space and warehouse facilities. In the first quarter of 2022, DNI sold the above facilities to the unrelated third party, and the respective leases were reassigned to the new landlord. Operating lease cost related to the DNI leases totaled $0.2 million and $0.5 million for three months ended March 31, 2022 and 2021, respectively. Operating lease expense is allocated between cost of revenue, research and product development, and selling, marketing, general and administrative expenses on the unaudited condensed consolidated statement of comprehensive income (loss). Deposits for the DNI leases were included in other assets on the consolidated balance sheets as of December 31, 2021.

DNS Korea had an agreement with Dasan Invest Co., Ltd. to provide IT services for the Company. The agreement was terminated in the fourth quarter of 2021 and the new agreement was signed with DS Commerce, Inc. Both entities have an affiliation with DZS board members. The expense related to the above IT services is allocated between cost of revenue, research and product development, and selling, marketing, general and administrative expenses on the unaudited condensed consolidated statement of comprehensive income (loss).

Interest expense represents interest paid to DNI for the related party debt. Refer to Note 7 Debt for further information.

Other expenses represent charges from DNI for its payment guarantees relating to the Company's borrowings. The Company pays DNI a guarantee fee which is calculated as 0.9% of the guaranteed amount. Refer to the table above for further information about obligations guaranteed by DNI.

Balances of Receivables and Payables with Related Parties

Balances of receivables and payables arising from sales and purchases of goods and services with related parties as of March 31, 2022 and December 31, 2021 were included in the following balance sheet captions on the unaudited condensed consolidated balance sheets, as follows (in thousands):

	As of March 31, 2022
Counterparty	Account receivables	Other receivables	Other assets	Accounts payable
Dasan Networks, Inc.	$207	$368	$—	$202
DS Commerce, Inc.	—	—	—	25
	$207	$368	$—	$227

	As of December 31, 2021
Counterparty	Account receivables	Other receivables	Other assets	Accounts payable
Dasan Networks, Inc.	$181	$215	$691	$785
DS Commerce, Inc.	—	—	—	46
	$181	$215	$691	$831

(11) Net Income (Loss) Per Share

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

The following table is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation (in thousands, except per share data) for the three months ended March 31, 2022 and 2021:

	Three months ended March 31
	2022	2021
Net income (loss)	$(3,048)	$(23,225)
Weighted average number of shares outstanding:
Basic	27,530	25,252
Effect of dilutive securities:
Stock options, restricted stock units and share awards	—	—
Diluted	$27,530	$25,252
Net income (loss) per share:
Basic	$(0.11)	$(0.92)
Diluted	$(0.11)	$(0.92)

The following table sets forth potential common stock that is not included in the diluted net income (loss) per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands):

	Three months ended March 31,
	2022	2021
Outstanding stock options	939	628
Unvested restricted stock units	278	197

(12) Leases

The Company leases certain properties and buildings (including manufacturing facilities, warehouses, and office spaces) and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists of operating leases which expire at various dates through 2028.

Assets and liabilities related to operating leases are included in the consolidated balance sheets as right-of-use assets from operating leases, operating lease liabilities - current and operating lease liabilities - non-current. The Company recognizes minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company amortizes this expense over the term of the lease beginning with the date of initial possession, which is the date the lessor makes an underlying asset available for use. For the three months ended March 31, 2022 and 2021, the Company recognized lease expense of $1.2 million and $1.6 million, respectively.

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2022 (in thousands):

Remainder of 2022	$3,572
2023	4,380
2024	3,825
2025	2,550
2026	1,666
Thereafter	830
Total operating lease payments	16,823
Less: imputed interest	(1,867)
Total operating lease liabilities	$14,956

(13) Commitments and Contingencies

Performance Bonds

In the normal course of operations, from time to time, the Company arranges for the issuance of various types of performance bonds, such as performance, warranty, and bid bonds, in the form of bank guarantees or surety bonds. These instruments are arrangements under which the financial institution or surety provides a financial guarantee that the Company will perform in accordance with contractual or legal obligations. As of March 31, 2022, the Company had $8.0 million of performance bonds in the form of bank guarantees or surety bonds guaranteed by third parties.

Trade Compliance Matter

During the first quarter of 2022, the Company received a notice letter from the Office of the Commissioner of Customs of the India Department of Revenue (the “Notice”) claiming the Company had mis-declared and wrongly classified certain products imported to India by the Company at the time of clearance of customs. The Notice claims that due to such mis-declaration and wrong classification of the imported products, the Company and its contract manufacturer in India underpaid duties approximating $3.9 million related to such products. The Company intends to vigorously defend itself in this matter. As we have not yet received the full contents of the Notice, we are unable to estimate a potential loss related to this matter, if any, which could range up to the full amount of the unpaid duties, plus penalties and interest.

In addition to the Notice discussed above, from time to time, the Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company records an accrual for legal contingencies that it has determined to be probable to the extent that the amount of the loss can be reasonably estimated. The Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations and cash flows of the reporting period in which the ruling occurs, or future periods.

(14) Income Taxes

Income tax benefit for the three months ended March 31, 2022 was approximately $1.3 million on pre-tax loss of $4.4 million. Income tax expense for the three months ended March 31, 2021 was approximately $0.9 million on pre-tax loss of $22.3 million.

As of March 31, 2022, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in North America, EMEA and Asia, as well as foreign and state income tax rate differentials.

The total amount of unrecognized tax benefits, including interest and penalties, as of March 31, 2022 was $4.2 million. There were no significant changes to unrecognized tax benefits during the three months ended March 31, 2022. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months.

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

The Company's property, plant and equipment, net of accumulated depreciation, were located in the following geographical areas (in thousands) as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
United States	$6,826	$6,105
Korea	2,169	2,367
Japan	736	799
Canada	270	280
Germany	185	210
Other	91	81
	$10,277	$9,842

(16) Subsequent Events

On April 29, 2022, the Company entered an Asset Purchase Agreement to acquire certain assets and liabilities of Adaptive Spectrum and Signal Alignment, Incorporated (“ASSIA”) a software quality-of-experience innovator. These assets include the CloudCheck® Wi-Fi experience management and Expresse® access network optimization software platforms and the acquisition will expand DZS’ footprint into approximately 50 service providers including many Tier I marquee operators in North America, Europe and Asia. The transaction is expected to close in the second quarter of 2022, subject to satisfaction of closing conditions, including receipt of ASSIA shareholder approval.

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

We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items in future periods; anticipated growth and trends in our business, industry or key markets; cost synergies, growth opportunities and other potential financial and operating benefits of our acquisitions; future growth and revenues from our products; our ability to access capital to fund our future operations; future economic conditions and performance; the impact of the global outbreak of COVID-19, also known as the coronavirus; the impact of interest rate and foreign currency fluctuations; anticipated performance of products or services; competition; plans, objectives and strategies for future operations, including our pursuit or strategic acquisitions and our continued investment in research and development; other characterizations of future events or circumstances; and all other statements that are not statements of historical fact, are forward-looking statements within the meaning of the Securities Act and the Exchange Act. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, as well as factors described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

OVERVIEW

We are a global provider of leading-edge access, 5G transport, and enterprise communications platforms that enable the emerging hyper-connected, hyper-broadband world. We provide a wide array of reliable, cost-effective networking technologies, including broadband access, Ethernet switching, mobile backhaul, Passive Optical LAN and software-defined networks, to a diverse customer base.

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
•
Connected Home & Business. Our DZS Helix connected premises product portfolio offer a large collection of smart gateway platforms for any fiber to the “x” (“FTTx”) deployment. DZS Smart Gateway platforms are designed for high bandwidth services being deployed to the home or business. Our connected premises portfolio consists of indoor/outdoor optical network terminal (“ONT”) gateways delivering best-in-class data throughout to support the most demanding FTTx applications. The product feature set gives service providers an elegant migration path from legacy to soft switch architectures without replacing ONTs.
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
•
Cloud Software. Our DZS Cloud platform accelerates our software capabilities specifically in the areas of network orchestration, application slicing, automation, analytics, and service assurance. We offer a commercial, carrier-grade network-slicing enabled orchestration platform complementing our position with physical network devices supporting Open RAN (“O-RAN”) and 4G/5G networks. Communications service providers are implementing software defined networking (“SDN”) and network functions virtualization (“NFV”) architectures to reduce reliance on proprietary systems and hardware, which increase service agility, flexibility, and deployment of new network services while lowering costs.

Our key financial objectives include the following:

•
Increasing revenue while continuing to carefully control costs;
•
Continuing investments in strategic research and product development activities that will provide the maximum potential return on investment; and
•
Minimizing consumption of our cash and cash equivalents.

RESULTS OF OPERATIONS

The table below presents the unaudited condensed consolidated statement of (loss) income with year-over-year changes (in thousands except percent change).

	Three months ended March 31,
	2022	2021	% change

Net revenue	$77,040	$81,031	-4.9%
Cost of revenue	50,215	52,936	-5.1%
Gross profit	26,825	28,095	-4.5%
Operating expenses:
Research and product development	11,844	11,119	6.5%
Selling, marketing, general and administrative	17,742	31,824	-44.2%
Restructuring and other charges	436	6,252	-93.0%
Impairment of long-lived assets	—	1,735	-100.0%
Amortization of intangible assets	294	262	12.2%
Total operating expenses	30,316	51,192	-40.8%
Operating loss	(3,491)	(23,097)	-84.9%
Interest income	37	42	-11.9%
Interest expense	(127)	(249)	-49.0%
Other income (expense), net	(800)	972	-182.3%
Loss before income taxes	(4,381)	(22,332)	-80.4%
Income tax provision (benefit)	(1,333)	893	-249.3%
Net loss	$(3,048)	$(23,225)	-86.9%

The table below presents the unaudited condensed consolidated statement of (loss) income as a percentage of total net revenue for the periods indicated.

	Three months ended March 31,
	2022	2021
Net revenue	100%	100%
Cost of revenue	65%	65%
Gross profit	35%	35%
Operating expenses:
Research and product development	15%	14%
Selling, marketing, general and administrative	23%	39%
Restructuring and other charges	1%	8%
Impairment of long-lived assets	—	2%
Amortization of intangible assets	1%	1%
Total operating expenses	40%	64%
Operating income (loss)	(5)%	(29)%
Interest income	—	—
Interest expense	—	—
Other income (expense), net	(1)%	1%
Income (loss) before income taxes	(6)%	(28)%
Income tax provision (benefit)	(2)%	1%
Net income (loss)	(4)%	(29)%

Net Revenue

The following table presents our revenues by source (in millions):

	Three months ended March 31,
	2022	2021	% change
Products	$72.4	$76.2	(5.0)%
Services and other	4.6	4.8	(4.2)%
Total	$77.0	$81.0	(4.9)%

For the three months ended March 31, 2022, product revenue decreased by 5.0% or $3.8 million to $72.4 million from $76.2 million in the same period last year. The decrease in product revenue during the period was primarily attributable to the supply chain disruptions aggravated by the Covid-19 Omicron variant surge and lower spending levels from our major customers in Asia. Service revenue represents revenue from maintenance and other services associated with product shipments. The decrease in service revenue was primarily due to the decreased product sales.

The following table presents our revenues by geographical concentration (in millions):

	Three months ended March 31,
	2022	2021	% change
Americas	$23.1	$20.2	14.4%
Europe, Middle East, Africa	18.6	17.9	3.9%
Asia	35.3	42.9	(17.7)%
Total	$77.0	$81.0	(4.9)%

Our geographic diversification reflects the combination of market demand, a strategic focus on capturing market share through new customer wins and new product introductions.

From a geographical perspective, the decrease in net revenue for the three months ended March 31, 2022 was attributable to decreased revenue in Asia primarily attributable to the supply chain disruptions and lower spending levels from our major customers in Asia. Revenue in Americas and EMEA increased primarily due to the market share gains and new customers.

For the three months ended March 31, 2022, two customers accounted for 13% and 12% of net revenue, respectively. For the three months ended March 31, 2021, two customers accounted for 18% and 10% of net revenue, respectively.

We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large customers. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue decreased 5.1% to $50.2 million for the three months ended March 31, 2022, compared to $52.9 million for the three months ended March 31, 2021. Total cost of revenue was 65.2% of net revenue for the three months ended March 31, 2022, compared to 65.3% of net revenue for the three months ended March 31, 2021, which resulted in an increase in gross profit percentage to 34.8% for the three months ended March 31, 2022 from 34.7% for the three months ended March 31, 2021. The decrease in total cost of revenue was primarily due to the change in number and mix of products sold, including the geographic mix of those sales.

Operating Expenses

Research and Product Development Expenses: Research and product development expenses include personnel costs, outside contractor and consulting services, depreciation on lab equipment, costs of prototypes and overhead allocations.

Research and product development expenses increased by 6.5% to $11.8 million for the three months ended March 31, 2022 compared to $11.2 million for the three months ended March 31, 2021. The increase in research and product development expenses was primarily due to strategic hiring decisions in research, development, and product line management with the intent to accelerate growth and capture market share.

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

Selling, marketing, general and administrative expenses decreased by 44.2% to $17.7 million for the three months ended March 31, 2022 compared to $31.8 million for the three months ended March 31, 2021. The decrease was primarily due to $14.2 million of bad debt expense recorded in the first quarter of 2021 for one customer in India. Refer to Note 1, in the Notes to Unaudited Condensed Consolidated Financial Statements, for further information on the bad debt expense. The above impact was partially offset by strategic hiring decisions across sales and administration with the intent to accelerate growth and capture market share.

Restructuring and Other Charges: Restructuring and other charges for the three months ended March 31, 2022 and 2021 relate primarily to the strategic decision to transition DZS GmbH and Optelian to sales and research and development centers. For the three months ended March 31, 2022, the Company incurred restructuring and other charges of approximately $0.4 million, consisting primarily of logistics costs and professional services related to legal and accounting support. For the three months ended March 31, 2021, the Company incurred restructuring and other charges of approximately $6.3 million, consisting primarily of severance and other termination related benefits of $3.5 million, an impairment of long-lived assets charge of $2.7 million primarily related to right-of-use assets from operating leases, and $0.1 million of other charges. See Note 9 Restructuring and Other Charges of the Notes to Unaudited Condensed Consolidated Financial Statements, for further information.

Impairment of Long-lived Assets: Impairment of long-lived assets for the three months ended March 31, 2021 was $1.7 million for the right-of use assets from operating leases related to completion of the headquarters relocation to Plano, Texas. No impairment was recorded during the three months ended March 31, 2022.

Other Income (Expense), net: Other income (expense) relates mainly to realized and unrealized foreign exchange gains and losses. Other expense, net was $0.8 million for the three months ended March 31, 2022 compared to other income, net of $1.0 million for the three months ended March 31, 2021. The increase in other expense, net was due to foreign currency exchange losses recorded during the first quarter of 2022.

Income Tax Provision: Income tax benefit for the three months ended March 31, 2022 was $1.3 million on a pre-tax loss of $4.4 million. Income tax expense for the three months ended March 31, 2021 was approximately $0.9 million on pre-tax loss of $22.3 million. As of March 31, 2022, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in North America, EMEA and Asia, as well as foreign and state income tax rate differentials.

NON-GAAP FINANCIAL MEASURES

In managing our business and assessing our financial performance, we supplement the information provided by our U.S. GAAP results with adjusted earnings before stock-based compensation, interest, taxes, and depreciation, or Adjusted EBITDA, a non-U.S. GAAP financial measure. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, net, (ii) provision (benefit) for taxes, (iii) depreciation and amortization, (iv) stock-based compensation, and (v) the impact of material transactions or events that we believe are not indicative of our core operating performance, such as acquisition costs, impairment of goodwill, intangibles or long-lived assets, loss on debt extinguishment, restructuring and other charges, including termination related benefits, headquarters and facilities relocation, executive transition, and bad debt expense primarily related to a large customer in India, any of which may or may not be recurring in nature. We believe that the presentation of Adjusted EBITDA enhances the usefulness of our financial information by presenting a measure that management uses internally to monitor and evaluate our operating performance and to evaluate the effectiveness of our business strategies. We believe Adjusted EBITDA also assists investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes the impact of items that we do not believe reflect our core operating performance.

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

Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA, which we consider to be the most directly comparable U.S. GAAP financial measure to Adjusted EBITDA (in thousands):

	Three months ended March 31,
	2022	2021
Net income (loss)	$(3,048)	$(23,225)
Add (deduct):
Interest expense, net	90	207
Income tax provision (benefit)	(1,333)	893
Depreciation and amortization	1,081	1,265
Stock-based compensation	2,671	1,352
Headquarters and facilities relocation	—	1,920
Restructuring and other charges	436	6,252
Acquisition costs	51	643
Executive transition	247	71
Bad debt expense, net of recoveries*	(1,227)	14,206
Adjusted EBITDA	$(1,032)	$3,584

* See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to Note 1 Organization and Summary of Significant Accounting Policies in the Notes to our Audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by Note 1 Organization and Summary of Significant Accounting Policies of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

The following table summarizes the information regarding our cash and cash equivalents and working capital (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$34,160	$46,666
Working capital	121,772	124,498

The Company had a net loss of $3.0 million and $23.2 million for the three months March 31, 2022 and 2021, respectively.

As of March 31, 2022, we had working capital of $121.8 million. As of March 31, 2022, we had $34.2 million in unrestricted cash and cash equivalents, which included $31.0 million in cash balances held by our international subsidiaries.

We continue to focus on cost management, operating efficiency and efficient discretionary spending. In addition, if necessary, we may sell assets or issue debt or equity securities. We may also rationalize the number of products we sell, adjust our manufacturing footprint, and reduce our operations in low margin regions, including reductions in headcount. Based on our current plans and current business conditions, we believe that these measures along with our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Three months ended March 31,
	2022	2021
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(10,732)	$(6,936)
Net cash used in investing activities	(1,317)	(5,524)
Net cash provided by (used in) financing activities	(22)	21,302
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(903)	404
Net increase in cash, cash equivalents and restricted cash	(12,974)	9,246
Cash, cash equivalents and restricted cash at beginning of period	53,639	54,587
Cash, cash equivalents and restricted cash at end of period	$40,665	$63,833

Operating Activities

Net cash used in operating activities increased by $3.8 million to $10.7 million for the three months ended March 31, 2022 from net cash used in operating activities of $6.9 million for the three months ended March 31, 2021. The increase in cash used in operating activities was primarily due to an increase in inventory purchases in anticipation of increased shipments later in the year and as a mitigation against long lead times.

Investing Activities

Net cash used in investing activities decreased by $4.2 million to $1.3 million for the three months ended March 31, 2022 from $5.5 million for the three months ended March 31, 2021. This decrease was primarily due to cash used in the Optelian and RIFT acquisitions in the first quarter of 2021.

Financing Activities

Net cash used in financing activities totaled $0.1 million for the three months ended March 31, 2022 and consisted primarily of payment of debt issuance cost partially offset by proceeds from exercise of stock awards. This is in comparison to cash provided by financing activities of $21.3 million for the three months ended March 31, 2021 which consisted primarily of proceeds from the equity offering and exercise of stock awards offset by repayments of our short-term borrowings and related party term loan.

Cash Management

Our primary source of liquidity comes from our cash, cash equivalents and restricted cash, which totaled $40.5 million at March 31, 2022. Our cash, cash equivalents and restricted cash as of March 31, 2022 included $32.0 million held by our international subsidiaries.

Debt Facilities

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

As of March 31, 2022, there was no amount outstanding under the revolving credit facility. The Company was in compliance with all debt covenants as of March 31, 2022.

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

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of March 31, 2022 no customers represented more than 10% of net accounts receivable. Net receivables from customers in countries other than the United States represented 77%. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, and inventory purchase commitments.

U.S. Income Tax Changes

Effective January 1, 2022, the Tax Cuts and Jobs Act (TCJA) eliminates the option to immediately deduct research and development expenditures and requires taxpayers to capitalize and amortize these costs pursuant to IRC Section 174. Although Congress is considering legislation that would defer or repeal this provision, we have no assurance this will be enacted. If this provision of the TCJA is not repealed or otherwise modified, it is expected to negatively impact our operating cash flows in 2022 and future years.

Operating Leases

Future minimum operating lease obligations include primarily payments for our office locations and manufacturing, research and development locations, which expire at various dates through 2028. See Note 12 Leases of the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our operating leases.

Purchase Commitments

We may have short term purchase commitments related to the purchase orders for products and services, within the normal course of business. These arrangements typically have cancellation provisions that allow us to cancel with little to no penalty.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange risks. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

We had unrestricted cash and cash equivalents of $34.2 million and $46.7 million at March 31, 2022 and December 31, 2021, respectively. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.

Our exposure to interest rate risk also includes the amount of interest we must pay on our borrowings under our Revolving Credit Agreement. The Loan under the Credit Agreement bears interest at the Company’s option at (i) the prime rate plus 2.00%, (ii) the adjusted term SOFR rate plus 2.90% or (iii) the adjusted daily simple SOFR rate plus 2.90%. As of March 31, 2022, there was no amount outstanding under the revolving credit facility.

Foreign Currency Exchange Risk

We have foreign currency risks related to certain of our foreign subsidiaries, primarily in Korea, Japan, and Germany. International net revenues and operating expense are typically denominated in the local currency of each country and result from transactions by our operations in these countries. The local currencies of these foreign subsidiaries are the South Korean Won ("KRW"), Japanese Yen ("JPY"), and Euro ("EUR), respectively. Fluctuations in foreign currencies create volatility in our reported results of operations. If the U.S. Dollar ("USD") had appreciated or depreciated by 10% relative to KRW, JPY, and EUR, our operating income for the first three months of 2022 would have decreased or increased by approximately $0.5 million, respectively.

Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our unaudited condensed consolidated balance sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ended March 31, 2022 was a net translation loss of $0.3 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss. If USD had appreciated or depreciated by 10% relative to KRW, JPY, and EUR, our net assets as of March 31, 2022 would have decreased or increased by approximately $2.5 million, respectively.

We have certain assets and liabilities, primarily inter-company loans, that are denominated in currencies other than the relevant entity’s functional currency. Our intercompany loans are primarily denominated in USD and EUR. Changes in the functional currency value of these balances create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other income (expense), net” in our unaudited condensed consolidated statement of comprehensive income (loss). During the three months ended March 31, 2022, we recognized approximately $0.5 million of expense related to the intercompany loans denominated in foreign currencies. If USD had appreciated or depreciated by 10% relative to EUR, our net income for the first three months of 2022 would have decreased or increased by approximately $2.0 million, respectively.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. In the course of the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In addition to the Notice discussed in Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements, from time to time, the Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the unaudited condensed consolidated financial position or results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position, results of operations and cash flows of the period in which the ruling occurs, or future periods.

Item 1A. Risk Factors

A list of factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, “Risk Factors” in the 2021 Form 10-K. There have been no material changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in the 2021 Form 10-K.

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

10.23

Credit Agreement, dated as of February 9, 2022, among DZS Inc., as Borrower, the other Loan Parties party thereto, the Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2022).

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

Date: May 3, 2022
	By:	/s/ Charles Daniel Vogt
	Name:	Charles Daniel Vogt
	Title:	President and Chief Executive Officer

	By:	/s/ Misty Kawecki
	Name:	Misty Kawecki
	Title:	Chief Financial Officer
(Principal Financial and
Accounting Officer)