Form 10-Q
period 2022-06-30
DZS INC.
filed 2022-08-02
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 25, 2022, there were 27,893,797 shares outstanding of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$17,125	$46,666
Restricted cash	5,862	6,808
Accounts receivable - trade, net of allowance for doubtful accounts of $16,304 as of June 30, 2022 and $17,735 as of December 31, 2021	105,343	86,114
Other receivables	12,988	10,621
Inventories	69,457	56,893
Contract assets	1,281	2,184
Prepaid expenses and other current assets	12,525	5,690
Total current assets	224,581	214,976
Property, plant and equipment, net	9,849	9,842
Right-of-use assets from operating leases	14,996	12,640
Goodwill	28,977	6,145
Intangible assets, net	23,156	5,115
Other assets	10,264	8,950
Total assets	$311,823	$257,668
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$79,678	$64,258
Current portion of long-term debt	1,250	—
Contract liabilities	20,446	6,091
Operating lease liabilities	4,445	4,097
Accrued and other liabilities	19,166	16,032
Total current liabilities	124,985	90,478
Long-term debt	23,419	—
Contract liabilities - non-current	7,858	3,044
Operating lease liabilities - non-current	13,410	12,103
Pension liabilities	15,073	16,527
Other long-term liabilities	2,990	3,609
Total liabilities	187,735	125,761
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 36,000 shares authorized, 27,784 and 27,505 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively, at $0.001 par value	27	27
Additional paid-in capital	229,969	223,336
Accumulated other comprehensive loss	(9,432)	(4,457)
Accumulated deficit	(96,476)	(86,999)
Total stockholders’ equity	124,088	131,907
Total liabilities and stockholders’ equity	$311,823	$257,668

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenue	$91,080	$82,700	$168,120	$163,731
Cost of revenue	66,137	55,622	116,352	108,558
Gross profit	24,943	27,078	51,768	55,173
Operating expenses:
Research and product development	12,348	11,962	24,192	23,081
Selling, marketing, general and administrative	20,513	18,256	38,255	50,080
Restructuring and other charges	356	(908)	792	5,344
Impairment of long-lived assets	—	—	—	1,735
Amortization of intangible assets	464	314	758	576
Total operating expenses	33,681	29,624	63,997	80,816
Operating loss	(8,738)	(2,546)	(12,229)	(25,643)
Interest income	36	19	73	61
Interest expense	(200)	(28)	(327)	(277)
Other income (expense), net	(63)	(261)	(863)	711
Loss before income taxes	(8,965)	(2,816)	(13,346)	(25,148)
Income tax provision (benefit)	(2,937)	463	(4,270)	1,356
Net loss	(6,028)	(3,279)	(9,076)	(26,504)

Foreign currency translation adjustments	(4,639)	216	(4,907)	(2,054)
Actuarial loss	—	83	—	55
Comprehensive loss	$(10,667)	$(2,980)	$(13,983)	$(28,503)
Net loss per share
Basic	$(0.22)	$(0.12)	$(0.33)	$(1.01)
Diluted	$(0.22)	$(0.12)	$(0.33)	$(1.01)
Weighted average shares outstanding
Basic	27,657	26,982	27,593	26,120
Diluted	27,657	26,982	27,593	26,120

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In thousands)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	loss	deficit	equity
Six-months ended March 31, 2022:
Balance as of December 31, 2021	27,505	$27	$223,336	$(4,457)	$(86,999)	$131,907
Cumulative effect of ASC 326 adoption	—	—	—	—	(401)	(401)
Exercise of stock awards and employee stock plan purchases	98	—	156	—	—	156
Stock-based compensation	—	—	2,671	—	—	2,671
Net income (loss)	—	—	—	—	(3,048)	(3,048)
Subsidiary dissolution	—	—	—	(68)	—	(68)
Other comprehensive loss	—	—	—	(268)	—	(268)
Balance as of March 31, 2022	27,603	$27	$226,163	$(4,793)	$(90,448)	$130,949
Exercise of stock awards and employee stock plan purchases	181	—	938	—	—	938
Stock-based compensation	—	—	2,868	—	—	2,868
Net income (loss)	—	—	—	—	(6,028)	(6,028)
Other comprehensive loss	—	—	—	(4,639)	—	(4,639)
Balance as of June 30, 2022	27,784	$27	$229,969	$(9,432)	$(96,476)	$124,088

Six-months ended March 31, 2021:
Balance as of December 31, 2020	21,958	$22	$147,997	$(2,124)	$(52,316)	$93,579
Issuance of common stock in public offering, net of issuance costs	4,600	5	59,520			59,525
Exercise of stock awards and employee stock plan purchases	325	—	2,569	—	—	2,569
Stock-based compensation	—	—	1,352	—	—	1,352
Net income (loss)	—	—	—	—	(23,225)	(23,225)
Other comprehensive (loss)	—	—	—	(2,298)	—	(2,298)
Balance as of March 31, 2021	26,883	$27	$211,438	$(4,422)	$(75,541)	$131,502
Exercise of stock awards and employee stock plan purchases	309	—	1,967	—	—	1,967
Stock-based compensation	—	—	1,994	—	—	1,994
Net income (loss)	—	—	—	—	(3,279)	(3,279)
Other comprehensive loss	—	—	—	299	—	299
Balance as of June 30, 2021	27,192	$27	$215,399	$(4,123)	$(78,820)	$132,483

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six months ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,076)	$(26,504)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,442	2,443
Impairment of long-lived assets and non-cash restructuring	—	4,475
Amortization of deferred financing costs	72	12
Stock-based compensation	5,539	3,346
Provision for inventory write-down	1,072	1,907
Bad debt expense, net of recoveries	(896)	14,301
Provision for sales returns	2,080	430
Provision for warranty	183	469
Unrealized loss (gain) on foreign currency transactions	711	(495)
Subsidiary dissolution	(68)	—
Gain on disposal of property, plant and equipment	(68)	—
Deferred taxes	—	111
Changes in operating assets and liabilities:
Accounts receivable	(21,167)	944
Other receivable	(4,405)	(4,358)
Inventories	(16,199)	(13,966)
Contract assets	818	134
Prepaid expenses and other assets	(6,884)	(1,333)
Accounts payable	19,122	11,012
Contract liabilities	(206)	(87)
Accrued and other liabilities	(3,897)	(1,118)
Net cash used in operating activities	(30,827)	(8,277)
Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment and other assets	65	—
Purchases of property, plant and equipment	(1,764)	(2,141)
Acquisition of business, net of cash acquired	(22,297)	(4,459)
Net cash used in investing activities	(23,996)	(6,600)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offerings, net of issuance costs	—	59,525
Proceeds from long-term borrowings	25,000	—
Repayments of short-term borrowings and line of credit	—	(13,278)
Repayments of related party term loan	—	(29,298)
Payments for debt issue costs	(771)	—
Proceeds from exercise of stock awards and employee stock plan purchases	1,094	4,534
Net cash provided by (used in) financing activities	25,323	21,483
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(997)	(67)
Net increase in cash, cash equivalents and restricted cash	(30,497)	6,539
Cash, cash equivalents and restricted cash at beginning of period	53,639	54,587
Cash, cash equivalents and restricted cash at end of period	$23,142	$61,126

Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	$17,125	$53,927
Restricted cash	5,862	7,032
Long-term restricted cash	155	167
	$23,142	$61,126

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest - bank and trade facilities	$36	$83
Interest - related party	$—	$108
Income taxes	$749	$1,944

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies

(a) Description of Business

DZS Inc. (referred to, collectively with its subsidiaries, as “DZS” or the “Company”) is a global leader in access and optical networking infrastructure and cloud software solutions that enable the emerging hyper-connected, hyper-broadband world and broadband experiences. The Company provides a wide array of reliable, cost-effective networking technologies and software to a diverse customer base.

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

The COVID-19 pandemic continued to adversely affect significant portions of our business and our financial condition and results of operations in the first two quarters of 2022. The emergence of the Omicron variant in late 2021 with a resulting increase in COVID cases in 2022 resulted in re-implementation of various measures, including travel bans and restrictions, limitations on public and private gatherings, business and port closures or operating restrictions, social distancing, and shelter-in-place orders. The health effects of the pandemic and the above measures taken in response thereto have had an effect on the global economy in general and have materially impacted and will likely continue to impact the Company’s financial condition, results of operations and cash flows. Given the ongoing and dynamic nature of the virus and its variants, and the worldwide response related thereto, it is difficult to predict the full impact of the COVID-19 pandemic on our business.

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

(e) Disaggregation of Revenue

The following table presents revenues by source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Products	$83,335	$77,920	$155,797	$154,172
Services and software	7,745	4,780	12,323	9,559
Total	$91,080	$82,700	$168,120	$163,731

The following table present revenues by geographical concentration (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Americas	$28,417	$26,513	$51,341	$46,682
Europe, Middle East, Africa	12,976	16,701	31,802	34,619
Asia	49,687	39,486	84,977	82,430
Total	$91,080	$82,700	$168,120	$163,731

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

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts based upon the expected collectability of accounts receivable using historical loss rates adjusted for customer-specific factors and current economic conditions. The Company determines historical loss rates on a rational and systematic basis. The Company performs periodic assessments of its customers’ liquidity and financial condition through analysis of information obtained from credit rating agencies, financial statement review and historical and current collection trends.

Activity under the Company’s allowance for doubtful accounts consists of the following (in thousands):

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$17,735	$3,954
Charged to expense, net of recoveries	(896)	14,301
Utilization/write offs/exchange rate differences	—	(101)
Cumulative effect of ASC 326 adoption	401	—
Foreign exchange impact	(936)	(336)
Balance at end of period	$16,304	$17,818

For the three and six months ended June 30, 2022, one customer accounted for 13% of net revenue. For the three months ended June 30, 2021, two customers accounted for 22% and 14% of net revenue, respectively. For the six months ended June 30, 2021, two customers accounted for 20% and 12% of net revenue, respectively.

As of June 30, 2022, one customer represented 10% of net accounts receivable. As of December 31, 2021, two customers represented 26% and 10% of net accounts receivable, respectively.

As of June 30, 2022, and December 31, 2021, net accounts receivables from customers in countries other than the United States represented 77% and 79%, respectively.

In 2017, the Company entered into an agreement with a customer in India to supply product for a state sponsored broadband project. The Company substantially completed its obligations under the agreement in 2018. The Company billed the customer, which is a state government sponsored entity, approximately $59.0 million and collected payments of approximately $41.7 million by December 31, 2020. In late March 2021, the customer’s state government parent experienced difficulty passing a budget impacting the ability of the customer to make remaining agreed-upon payments to us. In light of this development, the Company recorded an allowance that covered the entire balance unpaid by the customer. Subsequent to March 2021, the Company recovered approximately $1.9 million of accounts receivable related to the customer. As of June 30, 2022 the Company has a recorded allowance for doubtful accounts of $14.4 million related to this receivable. The Company will continue to pursue collection of the entire outstanding balance and any amounts collected will be recognized in the period which they are received. In the event the Company’s efforts to collect from this customer prove unsuccessful, DZS may seek payment through other means, including through legal action.

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

(i) Recent Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires the Company to apply ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. Before the update such balances were measured and recognized at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods. The Company adopted these requirements prospectively, effective on the first day of the second quarter of year 2022. There was no material impact on our consolidated financial statements on the adoption date.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019 and May 2019, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, and ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, which provided additional implementation guidance on the previously issued ASU. The Company adopted the updated guidance on January 1, 2022, utilizing the modified retrospective transition method and recorded a cumulative-effect adjustment of $0.4 million to retained earnings.

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

(2) Business Combinations

Optelian Acquisition

On February 5, 2021, the Company acquired Optelian Access Networks Corporation (“Optelian”), a corporation incorporated under the laws of Canada and registered extra-provincially in the Province of Ontario, pursuant to an acquisition agreement whereby the Company purchased all the outstanding shares of Optelian. Following the closing of the transaction, Optelian became the Company’s wholly owned subsidiary.

Optelian was a leading optical networking solution provider. This acquisition introduced the “O-Series” to the DZS portfolio of carrier grade optical networking products with up to 400 gigabits per second (Gig) and above capability, expanding the DZS product portfolio by providing environmentally hardened, high capacity, and flexible solutions at the network edge.

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

RIFT Acquisition

On March 3, 2021, the Company acquired substantially all of the assets of RIFT, Inc., a network automation solutions company, and all the outstanding shares of RIFT.IO India Private Limited, a wholly owned subsidiary of RIFT, Inc. (collectively “RIFT”). RIFT developed a carrier-grade RIFT.ware software platform that simplifies the deployment of any slice, service, or application on any cloud. This acquisition introduced DZS Xtreme, a solution within the DZS Cloud portfolio, to the overall portfolio of DZS systems and software solutions. The total purchase consideration was $0.5 million, including a $0.2 million holdback that was released in April of 2021 following the fulfillment of certain requirements in the purchase agreement. We completed the purchase price allocation for RIFT acquisition in 2021. The purchase price allocation resulted in the recognition of goodwill of approximately $0.2 million, which primarily related to the expected synergies from combining operations.

ASSIA Acquisition

On May 27, 2022, the Company acquired certain assets and liabilities of Adaptive Spectrum and Signal Alignment, Incorporated (“ASSIA”), an industry pioneer of broadband access quality-of-experience and service assurance software solutions (the “ASSIA Acquisition”). The core assets acquired include the CloudCheck® Wi-Fi experience management and Expresse® access network optimization software solutions. These software solutions add powerful data analytics and network intelligence capabilities to DZS Cloud, including cloud-managed WiFi solutions, access network optimization and intelligent automation tools. The CloudCheck® and Expresse® solutions are currently deployed in over 125 million connected homes globally, and many of these connections now represent recurring software revenue opportunities for DZS.

The total purchase consideration was $25.0 million, including a $2.5 million holdback that will be released in 13 months following the transaction close date.

The acquisition was recorded as a business combination with valuation of the assets acquired and liabilities assumed recorded at their acquisition date fair value determined using level three inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Due to the complexity of the valuation of the assets acquired and the liabilities assumed, and the timing of these activities, certain amounts included in the unaudited condensed consolidated financial statements, including long-lived assets, intangible assets, deferred taxes and goodwill, are provisional and subject to additional adjustments within the measurement period as permitted by Topic 805.

The following summarizes the provisional estimated fair values of the assets acquired and liabilities assumed at the date of the ASSIA Acquisition (in thousands):

Provisional allocation of purchase consideration
Cash and cash equivalents	$203
Accounts receivable	2,578
Other assets	364
Right-of-use assets	2,612
Property, plant and equipment	231
Intangible assets	18,800
Accounts payable	(106)
Contract liabilities	(19,550)
Operating lease liabilities	(2,612)
Accrued and other liabilities	(323)
Goodwill	22,803
Total purchase consideration	$25,000

The provisional purchase price allocation resulted in the recognition of goodwill of approximately $22.8 million, which included the experienced workforce and the expected synergies from combining operations. The Company expects that the goodwill recognized will be deductible for tax purposes.

The following table represents the preliminary estimated fair value and useful lives of identifiable intangible assets acquired (estimated fair value in thousands):

	Estimated	Estimated
	fair value	useful life
Intangible assets acquired
Customer relationships	$12,500	15 years
Developed technology	5,800	5 years
Tradenames	500	10 years
Total intangible assets	$18,800

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The carrying values of financial instruments such as cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The carrying value of the Company's debt approximates its fair values based on the current rates available to the Company for debt of similar terms and maturities.

The Company classifies its contingent liability from Optelian acquisition within Level 3 as it includes inputs not observable in the market. The Company estimates the fair value of contingent consideration as the present value of the expected contingent payments, determined using the revenue forecast for certain Optelian products through the end of 2023. The fair value of contingent liability is generally sensitive to changes in the revenue forecast during the payout period. The change in the respective fair value is included in selling, marketing, general and administrative expenses on the unaudited condensed consolidated statement of comprehensive income (loss).

The following table reconciles the beginning and ending balances of the Company’s Level 3 contingent liability (in thousands):

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$2,121	$—
Initial fair value of contingent liability	—	1,897
Cash payments	(558)	—
Net change in fair value	(303)	201
Balance at end of period	$1,260	$2,098

(4) Cash, Cash Equivalents and Restricted Cash

As of June 30, 2022 and December 31, 2021, the Company's cash, cash equivalents and restricted cash consisted of financial deposits. Cash, cash equivalents and restricted cash held within the U.S. totaled $11.6 million and $22.3 million as of June 30, 2022 and December 31, 2021, respectively. Cash, cash equivalents and restricted cash held within the U.S. are held at FDIC insured depository institutions. Cash, cash equivalents and restricted cash held outside the U.S. totaled $11.5 million and $31.3 million as of June 30, 2022 and December 31, 2021, respectively. Restricted cash consisted primarily of cash collateral for performance bonds and warranty bonds. Long-term restricted cash was $0.2 million as of June 30, 2022 and December 31, 2021 and is included in other assets on the unaudited condensed consolidated balance sheets.

(5) Balance Sheet Details

Balance sheet detail as of June 30, 2022 and December 31, 2021 is as follows (in thousands):

Inventories

	June 30, 2022	December 31, 2021
Raw materials	$46,954	$34,512
Work in process	1,075	1,427
Finished goods	21,428	20,954
Total inventories	$69,457	$56,893

Inventories are stated at the lower of cost or net realizable value, with cost being computed based on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis.

Property, plant and equipment

	June 30, 2022	December 31, 2021
Property, plant and equipment, net:
Machinery and equipment	$16,600	$14,278
Leasehold improvements	5,284	5,219
Computers and software	3,493	3,217
Furniture and fixtures	1,645	1,771
Construction in progress and other	1,000	2,937
	28,022	27,422
Less: accumulated depreciation and amortization	(18,063)	(17,394)
Less: government grants	(110)	(186)
Total property, plant and equipment, net	$9,849	$9,842

Depreciation expense associated with property, plant and equipment for the three and six months ended June 30, 2022 was $0.9 million and $1.7 million, respectively. Depreciation expense associated with property, plant and equipment for the three and six months ended June 30, 2021 was $0.7 million and $1.6 million, respectively.

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

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$1,980	$1,522
Charged to cost of revenue	183	469
Claims and settlements	(229)	(491)
Foreign exchange impact	(53)	63
Balance at end of period	$1,881	$1,563

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

The opening and closing balances of current and long-term contract assets and contract liabilities related to contracts with customers are as follows:

	Contract assets	Contract liabilities
December 31, 2021	$2,184	$9,135
June 30, 2022	1,281	28,304
Increase (decrease)	$(903)	$19,169

The decrease in contract assets during the six months ended June 30, 2022 was primarily due to invoicing that occurred in 2022 from unbilled balances reflected as contract assets as of December 31, 2021.

The increase in contract liabilities during the six months ended June 30, 2022 was primarily due to the assumption of ASSIA contract liabilities in conjunction with the ASSIA Acquisition. Refer to Note 2 Business Combinations for further information. The amount of revenue recognized in the six months ended June 30, 2022 that was included in the prior period contract liability balance was $4.5 million. This revenue consists of services provided to customers who had been invoiced prior to the current year. We expect to recognize approximately 72% of outstanding contract liabilities as revenue over the next 12 months and the remainder thereafter.

The balance of contract cost deferred as of June 30, 2022 and December 31, 2021 was $0.9 million and $0.8 million, respectively. During the six months ended June 30, 2022, the Company recorded $0.5 million in amortization related to contract cost deferred as of December 31, 2021.

(6) Goodwill and Intangible Assets

The following table summarizes the activity related to goodwill (in thousands):

	June 30,
	2022	2021
Balance at beginning of period, gross	$7,148	$4,980
Accumulated impairment at beginning of period	(1,003)	(1,003)
Goodwill from acquisitions	22,803	1,698
Foreign exchange impact	29	—
Balance at end of period	$28,977	$5,675

During the six months ended June 30, 2022, the Company recorded goodwill of $22.8 million related to the ASSIA Acquisition, which was allocated to the Americas reporting unit. Refer to Note 2 Business Combinations for further information.

Intangible assets consisted of the following (in thousands):

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$10,807	$(3,750)	$7,057
Customer relationships	18,230	(3,266)	14,964
In-process research and development	890	(251)	639
Tradenames	500	(4)	496
Total intangible assets, net	$30,427	$(7,271)	$23,156

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$5,007	$(3,464)	$1,543
Customer relationships	5,730	(2,886)	2,844
In-process research and development	890	(162)	728
Total intangible assets, net	$11,627	$(6,512)	$5,115

During the six months ended June 30, 2022, the Company recorded $12.5 million, $5.8 million and $0.5 million in customer relationships, developed technology, and tradenames, respectively, related to the ASSIA Acquisition. Refer to Note 2 Business Combinations for further information.

Amortization expense associated with intangible assets for the three and six months ended June 30, 2022 was $0.5 million and $0.8 million, respectively. Amortization expense associated with intangible assets for the three and six months ended June 30, 2021 was $0.5 million and $0.9 million, respectively.

The following table presents the future amortization expense of the Company’s intangible assets as of June 30, 2022 (in thousands):

Remainder of 2022	$1,610
2023	3,220
2024	3,220
2025	3,220
2026	2,449
Thereafter	9,437
Total	$23,156

(7) Debt

JPMorgan Credit Agreement

On February 9, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement originally provided for revolving loans (the "Revolving Credit Facility") in an aggregate principal amount of up to $30.0 million, up to $15.0 million of which is available for letters of credit, and was scheduled to mature on February 9, 2024. The maximum amount that the Company can borrow under the Credit Agreement is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments, plus $10.0 million.

On May 27, 2022, the Company entered into a First Amendment to Credit Agreement (the “Amendment”), which amends the Credit Agreement dated February 9, 2022 with the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

The Amendment, among other things, (1) provides for a term loan (the “Term Loan”) in an aggregate principal amount of $25.0 million with a maturity date of May 27, 2027, (2) extends the maturity date of the $30.0 million Revolving Credit Facility to May 27, 2025, (3) permits the ASSIA Acquisition, (4) modifies the applicable margin for borrowings under the Credit Agreement to be, at the Company’s option, either (i) the adjusted term SOFR rate plus a margin ranging from 3.0% to 3.5% per year or (ii) the prime rate plus a margin ranging from 2.0% to 2.5% per year, in each case depending on the Company’s leverage ratio, (5) modifies the letter of credit fee such that it ranges from 3.0% to 3.5%, depending on the Company’s leverage ratio, (6) modifies the commitment fee on the unused portion of the Revolving Credit Facility to range from 0.25% to 0.35% per year, depending on the Company’s leverage ratio, (7) modifies the method of calculating the leverage ratio, and (8) modifies the financial covenants to (i) increase the maximum permitted leverage ratio to 3.00 to 1.00 through September 30, 2022, 2.50 to 1.00 thereafter through September 30, 2023, and 2.00 to 1.00 thereafter and (ii) replace the minimum liquidity requirement with a minimum permitted fixed charge coverage ratio of 1.25 to 1.00.

On May 27, 2022, the Company borrowed the full amount of the Term Loan to finance the ASSIA Acquisition. In the first quarter of 2022, the Company capitalized $0.4 million of debt issuance cost related to execution of the Credit Agreement. Such cost is presented within other assets on the Company’s unaudited condensed consolidated balance sheet. In the second quarter, the Company capitalized $0.3 million of debt issuance cost related to execution of the Amendment. Such cost is presented as a direct deduction from the long-term debt obligation on the Company’s unaudited condensed consolidated balance sheet. As of June 30, 2022, the Company's long-term debt obligation was $23.4 million, net of the current portion of $1.3 million, and unamortized issuance cost of $0.3 million. There was no amount outstanding under the $30.0 million Revolving Credit Facility as of June 30, 2022, and the full $30.0 million was available to the Company. The Company had no debt obligation as of December 31, 2021.

The future principal maturities of the Term Loan for each of the next five years are as follows (in thousands):

Remainder of 2022	$625
2023	1,250
2024	1,563
2025	1,875
2026	2,188
Thereafter	17,499
Total	$25,000

The Company was in compliance with all debt covenants as of June 30, 2022.

(8) Employee Benefit Plans

Defined Contribution Plans

The Company maintains a 401(k) plan for its employees in the US whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company made discretionary contributions to the plan in 2021. For the three and six months ended June 30, 2022, the Company recorded an expense of $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2021, the Company recorded an expense of $0.2 million and $0.3 million, respectively.

The Company maintains a defined contribution plan for its employees in Korea. Under the defined contribution plan, the Company contributes the equivalent of 8.3% of an employee's gross salary into the plan. For the three and six months ended June 30, 2022, the Company recorded an expense of $0.3 million and $0.6 million, respectively. For the three and six months ended June 30, 2021, the Company recorded an expense of $0.3 million and $0.6 million, respectively.

Defined Benefit Plans

The Company sponsors defined benefit plans for its employees in Germany and Japan. Defined benefit plans provide pension benefits based on compensation and years of service. The Germany plans were frozen as of September 30, 2003 and have not been offered to new employees after that date. The Company has recorded the underfunded status as of June 30, 2022 and December 31, 2021 as a long-term liability on the unaudited condensed consolidated balance sheets. The accumulated benefit obligation for the plans in Germany and Japan was $15.1 million and $16.5 million as of June 30, 2022 and December 31, 2021, respectively. Periodic benefit costs for the three and six months ended June 30, 2022 were $0.1 million and $0.2 million, respectively. Periodic benefit costs for the three and six months ended June 30, 2021 were $0.1 million and $0.2 million, respectively.

The Company holds life insurance contracts, with the Company as beneficiary, in the amount of $2.4 million as of June 30, 2022 and $2.9 million as of December 31, 2021, respectively, related to individuals under the pension plans. The Company records these insurance contracts based on their cash surrender value at the balance sheet dates. These insurance contracts are classified as other assets on the Company’s unaudited condensed consolidated balance sheet. The Company intends to use any proceeds from these policies to fund the pension plans. However, since the Company is the beneficiary on these policies, these assets have not been designated pension plan assets.

(9) Restructuring and Other Charges

In 2021, the Company made the strategic decision to relocate manufacturing functions of DZS GmbH and Optelian to Seminole, Florida and to transition the above subsidiaries to sales and research and development centers. The Company incurred approximately $13.1 million of restructuring and other charges since the beginning of its restructuring activities in the first quarter of 2021. For the three and six months ended June 30, 2022, the Company recorded $0.4 million and $0.8 million of restructuring related costs, respectively, consisting primarily of logistics costs and professional services related to legal and accounting support. For the three months ended June 30, 2021, the Company recorded a $0.9 million reduction to restructuring related costs due to the negotiated decrease of the employee termination benefits. For the six months ended June 30, 2021 the Company recorded $5.3 million of restructuring related costs, consisting primarily of severance and other termination related benefits of $2.4 million, an impairment of long-lived assets charge of $2.7 million primarily related to right-of-use assets from operating leases, and $0.2 million of other charges. The Company paid in full its liability related to termination benefits as of June 30, 2022.

(10) Related Party Transactions

Related Party Debt and Guarantees

The following table sets forth payment guarantees of the Company's obligations as of June 30, 2022 that have been provided by Dasan Networks, Inc. ("DNI"). DNI owns approximately 36.3% of the outstanding shares of the Company's common stock. The amount guaranteed exceeds the principal amounts of outstanding obligations due to collateral requirements by the banks.

Guarantor	Amount Guaranteed (in thousands)	Description of Obligations Guaranteed
Dasan Networks, Inc.	$5,031	Payment guarantee to Industrial Bank of Korea

Other Related Party Transactions

Sales, cost of revenue, research and product development, selling, marketing, general and administrative, interest expense and other expenses to and from related parties were as follows (in thousands) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
Counterparty	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
Dasan Networks, Inc.	$718	$629	$—	$316	—	$16
DS Commerce, Inc.	—	11	2	8	—	—
	$718	$640	$2	$324	$—	$16

	Three Months Ended June 30, 2021
Counterparty	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
Dasan Networks, Inc.	$141	$92	$262	$389	$—	$53
Dasan Invest Co., Ltd.	—	10	45	20	—	—
	$141	$102	$307	$409	$—	$53

	Six Months Ended June 30, 2022
Counterparty	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
Dasan Networks, Inc.	$916	$806	$90	$633	—	$33
DS Commerce, Inc.	—	22	3	19	—	—
	$916	$828	$93	$652	$—	$33

	Six Months Ended June 30, 2021
Counterparty	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
Dasan Networks, Inc.	$1,911	$1,746	$523	$791	$132	$138
Dasan Invest Co., Ltd.	—	20	91	38	—	—
	$1,911	$1,766	$614	$829	$132	$138

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

DNS Korea has a lease agreement with DNI related to the lease of a warehouse facility. DNS Korea also had a separate office lease agreement with DNI. In the first quarter of 2022, DNI sold the office building to the unrelated third party, and the respective lease was reassigned to the new landlord. Operating lease cost related to the DNI leases totaled $0.1 million and $0.4 million for the three and six months ended June 30, 2022, respectively. Operating lease cost related to the DNI leases totaled $0.5 million and $0.9 million for the three and six months ended June 30, 2021, respectively. Operating lease expense is allocated between cost of revenue, research and product development, and selling, marketing, general and administrative expenses on the unaudited condensed consolidated statement of comprehensive income (loss). Deposits for the DNI office lease were included in other assets on the consolidated balance sheets as of December 31, 2021.

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

Interest expense represents interest paid to DNI for the related party debt. The respective debt was fully repaid in the first quarter of 2021.

Other expenses represent charges from DNI for its payment guarantees relating to the Company's borrowings. The Company pays DNI a guarantee fee which is calculated as 0.9% of the guaranteed amount. Refer to the table above for further information about obligations guaranteed by DNI.

Balances of Receivables and Payables with Related Parties

Balances of receivables and payables arising from sales and purchases of goods and services with related parties as of June 30, 2022 and December 31, 2021 were included in the following balance sheet captions on the unaudited condensed consolidated balance sheets, as follows (in thousands):

	As of June 30, 2022
Counterparty	Account receivables	Other receivables	Other assets	Accounts payable
Dasan Networks, Inc.	$761	$466	$—	$405
DS Commerce, Inc.	—	—	—	16
	$761	$466	$—	$421

	As of December 31, 2021
Counterparty	Account receivables	Other receivables	Other assets	Accounts payable
Dasan Networks, Inc.	$181	$215	$691	$785
DS Commerce, Inc.	—	—	—	46
	$181	$215	$691	$831

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

The following table is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation (in thousands, except per share data) for the three and six months ended June 30, 2022, and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(6,028)	$(3,279)	$(9,076)	$(26,504)
Weighted average number of shares outstanding:
Basic	27,657	26,982	27,593	26,120
Effect of dilutive securities:
Stock options, restricted stock units and share awards	—	—	—	—
Diluted	27,657	26,982	27,593	26,120
Net income (loss) per share:
Basic	$(0.22)	$(0.12)	$(0.33)	$(1.01)
Diluted	$(0.22)	$(0.12)	$(0.33)	$(1.01)

The following table sets forth potential common stock that is not included in the diluted net income (loss) per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Outstanding stock options	948	703	943	673
Unvested restricted stock units	214	228	236	212

(12) Leases

The Company leases certain properties and buildings (including manufacturing facilities, warehouses, and office spaces) and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists of operating leases which expire at various dates through 2028.

Assets and liabilities related to operating leases are included in the consolidated balance sheets as right-of-use assets from operating leases, operating lease liabilities - current and operating lease liabilities - non-current. The Company recognizes minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company amortizes this expense over the term of the lease beginning with the date of initial possession, which is the date the lessor makes an underlying asset available for use. For the three and six months ended June 30, 2022, the Company recognized lease expense of $0.9 million and $2.0 million, respectively. For the three and six months ended June 30, 2021, the Company recognized lease expense of $1.5 million and $3.1 million, respectively.

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2022 (in thousands):

Remainder of 2022	$2,750
2023	5,237
2024	4,818
2025	3,453
2026	2,108
Thereafter	1,699
Total operating lease payments	20,065
Less: imputed interest	(2,210)
Total operating lease liabilities	$17,855

(13) Commitments and Contingencies

Performance Bonds

In the normal course of operations, from time to time, the Company arranges for the issuance of various types of performance bonds, such as performance, warranty, and bid bonds, in the form of bank guarantees or surety bonds. These instruments are arrangements under which the financial institution or surety provides a financial guarantee that the Company will perform in accordance with contractual or legal obligations. As of June 30, 2022, the Company had $9.8 million of performance bonds in the form of bank guarantees or surety bonds guaranteed by third parties.

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

(14) Income Taxes

Income tax benefit for the three and six months ended June 30, 2022 was approximately $2.9 million and $4.3 million on pre-tax loss of $9.0 million and pre-tax loss of $13.3 million, respectively. Income tax expense for the three and six months ended June 30, 2021 was approximately $0.5 million and $1.4 million respectively, on pre-tax loss of $2.8 and pre-tax loss of $25.1 million, respectively.

As of June 30, 2022, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in North America, EMEA and Asia, as well as foreign and state income tax rate differentials.

The total amount of unrecognized tax benefits as of June 30, 2022 was $4.2 million. There were no significant changes to unrecognized tax benefits during the six months ended June 30, 2022. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months.

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

The Company's property, plant and equipment, net of accumulated depreciation, were located in the following geographical areas (in thousands) as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
United States	$6,755	$6,105
Korea	1,913	2,367
Japan	644	799
Canada	232	280
Germany	139	210
Other	166	81
	$9,849	$9,842

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

OVERVIEW

We are a global provider of access and optical networking infrastructure and cloud software solutions that enable the emerging hyper-connected, hyper-broadband world and broadband experiences. The Company provides a wide array of reliable, cost-effective networking technologies and software to a diverse customer base.

We research, develop, test, sell, manufacture and support platforms in the areas of mobile transport and fixed broadband access, as discussed below. We have extensive regional development and support centers around the world to support our customer needs.

Our solutions and platforms portfolio include products in the Access Edge, Subscriber Edge, Optical Edge, and Cloud Software.

•
Access Edge. Our DZS Velocity portfolio offers a variety of solutions for carriers and service providers to connect residential and business customers, either using high-speed fiber or leveraging their existing deployed copper networks to offer broadband services to customer premises. Once our broadband access products are deployed, the service provider can offer voice, high-definition and ultra-high-definition video, highspeed internet access and business class services to their customers. In addition, the switching and routing products we provide in this space offer a high-performance and manageable solution that bridges the gap from carrier access technologies to the core network. XCelerate by DZS increases the velocity with which service providers can leap to multi-gigabit services at scale by enabling rapid transition from Gigabit Ethernet Passive Optical Network (“GPON”) to 10 Gigabit Symmetrical Passive Optical Network (“XGS-PON”) and Gigabit Ethernet to 10 Gigabit Ethernet via any service port across a range of existing DZS Velocity chassis and 10 gig optimized stackable fixed form factor units.
•
Subscriber Edge. Our DZS Helix connected premises product portfolio offers a large collection of optical network terminals (“ONTs”) and smart gateway solutions for any fiber to the “x” (“FTTx”) deployment. DZS ONTs and Smart Gateway platforms are designed for high bandwidth services being deployed to the home or business. Our connected premises portfolio consists of indoor/outdoor ONTs and gateways delivering best-in-class data and WiFi throughout the premises to support the most demanding FTTx applications. The product feature set gives service providers an elegant migration path from legacy to soft switch architectures without replacing ONTs.
•
Optical Edge. Our DZS Chronos portfolio provides a robust, manageable and scalable solution for mobile operators and service providers that enable them to upgrade their mobile fronthaul/midhaul/backhaul (“xHaul”) systems and migrate to fifth generation wireless technologies (“5G”) and beyond as well as deliver robust edge transport. DZS Chronos provides a full range of 5G-ready xHaul and coherent optical capable solutions that are open, software-defined, and field proven. Our mobile xHaul and edge transport products may be collocated at the radio access node base station and can aggregate multiple radio access node base stations into a single backhaul for delivery of mobile traffic to the radio access node network controller or be leveraged as transport vehicles for FTTx deployments. Our products support pure Ethernet switching as well as layer 3 IP and Multiprotocol Label Switching (“MPLS”), and we interoperate with other vendors in these networks.
•
Cloud Software. Our DZS Cloud platform provides software capabilities specifically in the areas of network orchestration, application slicing, automation, analytics, service assurance, and consumer broadband experience. Via our DZS Xtreme solutions we offer a commercial, carrier-grade network-slicing enabled orchestration platform complementing our position with physical network devices supporting Open RAN (“O-RAN”) and 4G/5G networks. Communications service providers are implementing software defined networking (“SDN”) and network functions virtualization (“NFV”) architectures to reduce reliance on proprietary systems and hardware, which increase service agility, flexibility, and deployment of new network services while lowering costs. Via our DZS Xperience solutions, we enable advanced WiFi experience management and analytics solutions. Communications service providers are implementing experience and service assurance solutions to reduce support costs, including specifically the costs of WiFi troubleshooting and truck rolls, improve service performance and customer satisfaction, and ultimately reduce subscriber churn and increase average revenue per user (ARPU).

Our key financial objectives include the following:

•
Increasing revenue while continuing to carefully control costs;
•
Continuing investments in strategic research and product development activities that will provide the maximum potential return on investment
•
Minimizing consumption of our cash and cash equivalents; and
•
Improving gross margin through a wide range of initiatives, including an increase in the mix of recurring software revenue.

RECENT DEVELOPMENTS

On February 9, 2022, the Company entered into a Credit Agreement with the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement originally provided for revolving loans in an aggregate principal amount of up to $30.0 million, up to $15.0 million of which is available for letters of credit, and was scheduled to mature on February 9, 2024. On May 27, 2022, the Company entered into a First Amendment to Credit Agreement, which amends the Credit Agreement dated February 9, 2022. The Amendment, among other things, provides for a Term Loan in an aggregate principal amount of $25.0 million with a maturity date of May 27, 2027 and extends the maturity date of the $30.0 million Revolving Credit Facility to May 27, 2025. On May 27, 2022, the Company borrowed the full amount of the Term Loan to finance the ASSIA Acquisition discussed below.

On May 27, 2022, the Company acquired certain assets and liabilities of ASSIA, an industry pioneer of broadband access quality-of-experience software solutions. The core assets acquired include the CloudCheck® Wi-Fi experience management and Expresse® access network optimization software solutions. These software solutions add powerful data analytics and network intelligence capabilities to DZS Cloud, including cloud-managed WiFi solutions, access network optimization and intelligent automation tools. The total purchase consideration was $25.0 million, including a $2.5 million holdback that will be released 13 months following the transaction close date.

RESULTS OF OPERATIONS

The table below presents the unaudited condensed consolidated statement of (loss) income with year-over-year changes (in thousands except percent change).

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% change	2022	2021	% change

Net revenue	$91,080	$82,700	10.1%	$168,120	$163,731	2.7%
Cost of revenue	66,137	55,622	18.9%	116,352	108,558	7.2%
Gross profit	24,943	27,078	-7.9%	51,768	55,173	-6.2%
Operating expenses:
Research and product development	12,348	11,962	3.2%	24,192	23,081	4.8%
Selling, marketing, general and administrative	20,513	18,256	12.4%	38,255	50,080	-23.6%
Restructuring and other charges	356	(908)	-139.2%	792	5,344	-85.2%
Impairment of long-lived assets	—	—	—	—	1,735	-100.0%
Amortization of intangible assets	464	314	47.8%	758	576	31.6%
Total operating expenses	33,681	29,624	13.7%	63,997	80,816	-20.8%
Operating loss	(8,738)	(2,546)	243.2%	(12,229)	(25,643)	-52.3%
Interest income	36	19	89.5%	73	61	19.7%
Interest expense	(200)	(28)	614.3%	(327)	(277)	18.1%
Other income (expense), net	(63)	(261)	-75.9%	(863)	711	-221.4%
Loss before income taxes	(8,965)	(2,816)	218.4%	(13,346)	(25,148)	-46.9%
Income tax provision (benefit)	(2,937)	463	-734.3%	(4,270)	1,356	-414.9%
Net loss	$(6,028)	$(3,279)	83.8%	$(9,076)	$(26,504)	-65.8%

The table below presents the unaudited condensed consolidated statement of (loss) income as a percentage of total net revenue for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net revenue	100%	100%	100%	100%
Cost of revenue	73%	67%	69%	66%
Gross profit	27%	33%	31%	34%
Operating expenses:
Research and product development	14%	14%	14%	14%
Selling, marketing, general and administrative	23%	22%	23%	31%
Restructuring and other charges	—	(1)%	1%	3%
Impairment of long-lived assets	—	—	—	1%
Amortization of intangible assets	1%	—	—	—
Total operating expenses	38%	35%	38%	49%
Operating income (loss)	(11)%	(2)%	(7)%	(15)%
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income (expense), net	—	—	(1)%	—
Income (loss) before income taxes	(11)%	(2)%	(8)%	(15)%
Income tax provision (benefit)	(3)%	1%	(3)%	1%
Net income (loss)	(8)%	(3)%	(5)%	(16)%

Net Revenue

The following table presents our revenues by source (in millions):

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% change	2022	2021	% change
Products	$83.3	$77.9	6.9%	$155.8	$154.2	1.0%
Services and software	7.8	4.8	62.5%	12.3	9.5	29.5%
Total	$91.1	$82.7	10.2%	$168.1	$163.7	2.7%

For the three months ended June 30, 2022, product revenue increased by 6.9% or $5.4 million to $83.3 million from $77.9 million in the same period last year. The increase in product revenue during the period was primarily attributable to higher spending levels from our major customers in Asia. Service and software revenue represents revenue from maintenance and other services associated with product shipments as well as software revenue from the date of the ASSIA Acquisition. The increase in service and software revenue was primarily due to the increased product sales and revenue related to the ASSIA Acquisition.

For the six months ended June 30, 2022, product revenue increased by 1.0% or $1.6 million to $155.8 million from $154.2 million in the same period last year. The increase in product revenue during the period was primarily attributable to increased sales of our mobile transport and fixed broadband connectivity products and partly as a result of recovering from the impacts of the COVID-19 pandemic. The increase in service and software revenue was primarily due to the increased product sales and revenue related to the ASSIA Acquisition.

The following table presents our revenues by geographical concentration (in millions):

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% change	2022	2021	% change
Americas	$28.4	$26.5	7.2%	$51.3	$46.7	9.9%
Europe, Middle East, Africa	13.0	16.7	(22.2)%	32	34.6	(8.1)%
Asia	49.7	39.5	25.8%	85	82.4	3.2%
Total	$91.1	$82.7	10.2%	$168.1	$163.7	2.7%

Our geographic diversification reflects the combination of market demand, a strategic focus on capturing market share through new customer wins and new product introductions.

From a geographical perspective, the increase in net revenue for the three and six months ended June 30, 2022 was attributable to increased revenue in Asia and Americas. Revenue fluctuation during the three and six months period is primarily attributable to the changes in the spending levels from our major customers in the respective regions.

For the three and six months ended June 30, 2022, one customer accounted for 13% of net revenue. For the three months ended June 30, 2021, two customers accounted for 22% and 14% of net revenue, respectively. For the six months ended June 30, 2021, two customers accounted for 20% and 12% of net revenue, respectively.

We anticipate that our results of operations in any given period may depend to a significant extent on sales to a small number of large customers. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue increased by 18.9% to $66.1 million for the three months ended June 30, 2022, compared to $55.6 million for the three months ended June 30, 2021. Total cost of revenue was 72.6% of net revenue for the three months ended June 30, 2022, compared to 67.3% of net revenue for the three months ended June 30, 2021, which resulted in an decrease in gross profit percentage to 27.4% for the three months ended June 30, 2022 from 32.7% for the three months ended June 30, 2021. The increase in total cost of revenue was primarily due to an increase in revenue and fees paid to expedite certain product components, while the decrease in gross profit percentage was primarily due to the change in number and mix of products sold, including the geographic mix of those sales, negative exchange rate impacts on revenues and such expedite fees.

Total cost of revenue increased by 7.2% to $116.3 million for the six months ended June 30, 2022, compared to $108.6 million for the six months ended June 30, 2021. Total cost of revenue was 69.2% of net revenue for the six months ended June 30, 2022, compared to 66.3% of net revenue for the six months ended June 30, 2021, which resulted in an decrease in gross profit percentage to 30.8% for the six months ended June 30, 2022 from 33.7% for the six months ended June 30, 2021. The increase in total cost of revenue was primarily due to an increase in revenue and fees paid to expedite certain product components, while the decrease in gross profit percentage was primarily due to the change in number and mix of products sold, including the geographic mix of those sales, negative exchange rate impacts on revenues and such expedite fees.

Operating Expenses

Research and Product Development Expenses: Research and product development expenses include personnel costs, outside contractor and consulting services, depreciation on lab equipment, costs of prototypes and overhead allocations.

Research and product development expenses increased by 3.2% to $12.3 million for the three months ended June 30, 2022 compared to $12.0 million for the three months ended June 30, 2021. Research and product development expenses increased by 4.8% to $24.2 million for the six months ended June 30, 2022 compared to $23.1 million for the six months ended June 30, 2021. The increase in research and product development expenses was primarily due to strategic hiring decisions in research, development, and product line management with the intent to accelerate growth and capture market share and the ASSIA Acquisition.

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

Selling, marketing, general and administrative expenses increased by 12.4% to $20.5 million for the three months ended June 30, 2022 compared to $18.3 million for the three months ended June 30, 2021. The increase was primarily due to strategic hiring decisions across sales and administration with the intent to accelerate growth and capture market share.

Selling, marketing, general and administrative expenses decreased by 23.6% to $38.3 million for the six months ended June 30, 2022 compared to $50.1 million for the six months ended June 30, 2021. The decrease was primarily due to $14.2 million of bad debt expense recorded in the first quarter of 2021 for one customer in India. Refer to Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information on the bad debt expense. The above impact was partially offset by strategic hiring decisions across sales and administration with the intent to accelerate growth and capture market share.

Restructuring and Other Charges: Restructuring and other charges for the six months ended June 30, 2022 and 2021 relate primarily to the strategic decision to transition DZS GmbH and Optelian to sales and research and development centers. For the three and six months ended June 30, 2022, the Company recorded $0.4 million and $0.8 million of restructuring related costs, respectively, consisting primarily of logistics costs and professional services related to legal and accounting support. For the six months ended June 30, 2021, the Company recorded $5.3 million of restructuring related costs, consisting primarily of severance and other termination related benefits of $2.4 million, an impairment of long-lived assets charge of $2.7 million primarily related to right-of-use assets from operating leases, and $0.2 million of other charges. For the three months ended June 30, 2021, the Company recorded a $0.9 million reduction in restructuring related costs due to the negotiated decrease of the employee termination benefits. See Note 9 Restructuring and Other Charges of the Notes to Unaudited Condensed Consolidated Financial Statements, for further information.

Impairment of Long-lived Assets: Impairment of long-lived assets for the six months ended June 30, 2021 was $1.7 million for the right-of use assets from operating leases abandoned in connection with the relocation of the headquarters to Plano, Texas. No impairment was recorded during the six months ended June 30, 2022.

Interest Income (Expense), net: Interest income (expense) relates mainly to earnings from our cash and cash equivalents, interest expense associated with the credit facilities and amortization of debt issuance costs associated with obtaining such credit facilities. For the three and six months ended June 30, 2022, the Company recorded $0.2 million and $0.3 million of interest expense, net, respectively. For the three and six months ended June 30, 2021, the Company recorded $0.1 million and $0.2 million of interest expense, net, respectively.

Other Income (Expense), net: Other income (expense) relates mainly to realized and unrealized foreign exchange gains and losses. For the three and six months ended June 30, 2022, the Company recorded $0.1 million and $0.9 million of other expense, net, respectively. For the three and six months ended June 30, 2021, the Company recorded $0.3 million of other expense, net and $0.7 million of other income, net, respectively. The change in other income (expense), net was primarily due to foreign currency exchange rates fluctuation during the above periods.

Income Tax Provision: Income tax benefit for the three and six months ended June 30, 2022 was $2.9 million and $4.3 million on pre-tax loss of $9.0 million and pre-tax loss of $13.3 million, respectively. Income tax expense for the three and six months ended June 30, 2021 was approximately $0.5 million and $1.4 million respectively, on pre-tax loss of $2.8 and pre-tax loss of $25.1 million, respectively. As of June 30, 2022, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in North America, EMEA and Asia, as well as foreign and state income tax rate differentials.

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

Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA, which we consider to be the most directly comparable U.S. GAAP financial measure to Adjusted EBITDA (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(6,028)	$(3,279)	$(9,076)	$(26,504)
Add (deduct):
Interest expense, net	164	9	254	216
Income tax provision (benefit)	(2,937)	463	(4,270)	1,356
Depreciation and amortization	1,361	1,178	2,442	2,443
Stock-based compensation	2,868	1,994	5,539	3,346
Headquarters and facilities relocation	—	—	—	1,920
Restructuring and other charges	356	(908)	792	5,344
Acquisition costs	571	37	622	680
Executive transition	91	101	338	172
Bad debt expense, net of recoveries*	317	—	(910)	14,206
Adjusted EBITDA	$(3,237)	$(405)	$(4,269)	$3,179

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

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and issuance of equity or debt instruments, based on our operating requirements and market conditions.

The following table summarizes the information regarding our cash and cash equivalents and working capital (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$17,125	$46,666
Working capital	99,596	124,498

The Company had a net loss of $6.0 million and $9.1 million for the three and six months June 30, 2022, respectively. The Company had a net loss of $3.3 million and $26.5 million for the three months and six months ended June 30, 2021, respectively.

As of June 30, 2022, we had working capital of $99.6 million. As of June 30, 2022, we had $17.1 million in unrestricted cash and cash equivalents, which included $10.6 million in cash balances held by our international subsidiaries.

As of June 30, 2022, we had $30.0 million available under the Revolving Credit Facility. There was no amount outstanding under the Revolving Credit Facility as of June 30, 2022.

We continue to focus on cost management, operating efficiency and efficient discretionary spending. In addition, if necessary, we may leverage our Revolving Credit Facility or issue debt or equity securities. We may also rationalize the number of products we sell, adjust our manufacturing footprint, and reduce our operations in low margin regions, including reductions in headcount. Based on our current plans and current business conditions, we believe that these measures along with our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Six months ended June 30,
	2022	2021
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(30,827)	$(8,277)
Net cash used in investing activities	(23,996)	(6,600)
Net cash provided by (used in) financing activities	25,323	21,483
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(997)	(67)
Net increase in cash, cash equivalents and restricted cash	(30,497)	6,539
Cash, cash equivalents and restricted cash at beginning of period	53,639	54,587
Cash, cash equivalents and restricted cash at end of period	$23,142	$61,126

Operating Activities

Net cash used in operating activities increased by $22.5 million to $30.8 million for the six months ended June 30, 2022 from net cash used in operating activities of $8.3 million for the six months ended June 30, 2021. The increase in cash used in operating activities was primarily due to an increase in accounts receivable as shipments were heavily weighted toward the last month of the second quarter 2022 due to component availability, and an increase in inventory purchases in anticipation of increased shipments later in the year and as a mitigation against long lead times.

Investing Activities

Net cash used in investing activities increased by $17.4 million to $24.0 million for the six months ended June 30, 2022 from $6.6 million for the six months ended June 30, 2021. This increase was primarily due to cash used in the ASSIA Acquisition in the second quarter of 2022.

Financing Activities

Net cash provided by financing activities totaled $25.3 million for the six months ended June 30, 2022 and consisted primarily of borrowing under the term loan to fund the ASSIA Acquisition and proceeds from exercise of stock awards, partially offset by payment of debt issuance cost. This is in comparison to cash provided by financing activities of $21.5 million for the six months ended June 30, 2021 which consisted primarily of proceeds from the equity offering and exercise of stock awards offset by repayments of our short-term borrowings and related party term loan.

Cash Management

Our primary source of liquidity comes from our cash, cash equivalents and restricted cash, which totaled $23.1 million at June 30, 2022. Our cash, cash equivalents and restricted cash as of June 30, 2022 included $11.5 million held by our international subsidiaries.

Debt Facilities

On February 9, 2022, the Company entered into a Credit Agreement with the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement originally provided for revolving loans in an aggregate principal amount of up to $30.0 million, up to $15.0 million of which is available for letters of credit, and was scheduled to mature on February 9, 2024. The maximum amount that the Company can borrow under the Credit Agreement is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments, plus $10.0 million.

On May 27, 2022, the Company entered into a First Amendment to Credit Agreement, which amends the Credit Agreement dated February 9, 2022. The Amendment, among other things, provides for the Term Loan in an aggregate principal amount of $25.0 million with a maturity date of May 27, 2027 and extends the maturity date of the $30.0 million Revolving Credit Facility to May 27, 2025. On May 27, 2022, the Company borrowed the full amount of the Term Loan to finance the ASSIA Acquisition.

As of June 30, 2022, the Company's long-term debt obligation was $23.4 million, net of the current portion of $1.3 million, and unamortized issuance costs of $0.3 million. There was no amount outstanding under the Revolving Credit Facility. The Company was in compliance with all debt covenants as of June 30, 2022.

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

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of June 30, 2022, one customer represented 10% of net accounts receivable. Net receivables from customers in countries other than the United States represented 77%. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt obligations.

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

Debt obligations

Future debt obligations include scheduled principal repayments, and associated interest payments which may vary based on changes in market interest rates. See Note 7 Debt to Unaudited Condensed Consolidated Financial Statements for further information regarding our debt obligations.

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

Interest Rate Risk

We had unrestricted cash and cash equivalents of $17.1 million and $46.7 million at June 30, 2022 and December 31, 2021, respectively. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.

Our exposure to interest rate risk includes the amount of interest we must pay on our borrowings under our JPMorgan Credit Agreement. At the Company’s option, amounts borrowed under the Credit Agreement, as amended, accrue interest at a per annum rate equal to either (i) the adjusted term SOFR rate plus a margin ranging from 3.0% to 3.5% per year or (ii) the prime rate plus a margin ranging from 2.0% to 2.5% per year, in each case depending on the Company’s leverage ratio.

As of June 30, 2022, the Company's contractual debt obligation under the Term Loan was $25.0 million. If the applicable variable interest rates changed by 100 basis points, our interest expense for the first six months of 2022 would have decreased or increased by less than $0.1 million.

Foreign Currency Exchange Risk

We have foreign currency risks related to certain of our foreign subsidiaries, primarily in Korea, Japan, Germany, and the UK. International net revenues and operating expense are typically denominated in the local currency of each country and result from transactions by our operations in these countries. The local currencies of these foreign subsidiaries are the South Korean Won ("KRW"), Japanese Yen ("JPY"), Euro ("EUR), and Pound Sterling ("GBP"), respectively. Fluctuations in foreign currencies create volatility in our reported results of operations. If the U.S. Dollar ("USD") had appreciated or depreciated by 10% relative to KRW, JPY, EUR and GBP our operating income for the first six months of 2022 would have decreased or increased by approximately $0.6 million, respectively.

Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our unaudited condensed consolidated balance sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the six months ended June 30, 2022 was a net translation loss of $4.9 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss. If USD had appreciated or depreciated by 10% relative to KRW, JPY, EUR, and GBP, our net assets as of June 30, 2022 would have decreased or increased by approximately $1.9 million, respectively.

We have certain assets and liabilities, primarily inter-company loans, that are denominated in currencies other than the relevant entity’s functional currency. Our intercompany loans are primarily denominated in USD and EUR. Changes in the functional currency value of these balances create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other income (expense), net” in our unaudited condensed consolidated statement of comprehensive income (loss). During the six months ended June 30, 2022, we recognized approximately $1.6 million of expense related to the intercompany loans denominated in foreign currencies. If USD had appreciated or depreciated by 10% relative to EUR, our net income for the first six months of 2022 would have decreased or increased by approximately $1.9 million, respectively.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. In the course of the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded our disclosure controls and procedures were effective as of June 30, 2022.

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

10.1

Credit Agreement, dated as of February 9, 2022, among DZS Inc., as Borrower, the other Loan Parties party thereto, the Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2022).

10.2

First Amendment to Credit Agreement, dated as of May 27, 2022, among DZS Inc., as Borrower, the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2022).

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

Date: August 2, 2022
	By:	/s/ Charles Daniel Vogt
	Name:	Charles Daniel Vogt
	Title:	President and Chief Executive Officer

	By:	/s/ Misty Kawecki
	Name:	Misty Kawecki
	Title:	Chief Financial Officer
(Principal Financial and
Accounting Officer)