Form 10-Q
period 2022-09-30
DZS INC.
filed 2022-11-01
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 25, 2022, there were 27,953,050 shares outstanding of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$17,861	$46,666
Restricted cash	2,942	6,808
Accounts receivable - trade, net of allowance for doubtful accounts of $16,091 as of September 30, 2022 and $17,735 as of December 31, 2021	125,909	86,114
Other receivables	19,441	10,621
Inventories	84,654	56,893
Contract assets	573	2,184
Prepaid expenses and other current assets	8,688	5,690
Total current assets	260,068	214,976
Property, plant and equipment, net	9,246	9,842
Right-of-use assets from operating leases	12,208	12,640
Goodwill	26,778	6,145
Intangible assets, net	25,365	5,115
Other assets	12,402	8,950
Total assets	$346,067	$257,668
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$116,317	$64,258
Revolving credit facility	7,000	—
Current portion of long-term debt	1,250	—
Contract liabilities	23,448	6,091
Operating lease liabilities	4,187	4,097
Accrued and other liabilities	24,032	16,032
Total current liabilities	176,234	90,478
Long-term debt	23,118	—
Contract liabilities - non-current	7,765	3,044
Operating lease liabilities - non-current	11,777	12,103
Pension liabilities	14,034	16,527
Other long-term liabilities	2,858	3,609
Total liabilities	235,786	125,761
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 36,000 shares authorized, 27,925 and 27,505 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively, at $0.001 par value	27	27
Additional paid-in capital	234,383	223,336
Accumulated other comprehensive loss	(13,857)	(4,457)
Accumulated deficit	(110,272)	(86,999)
Total stockholders’ equity	110,281	131,907
Total liabilities and stockholders’ equity	$346,067	$257,668

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenue	$107,394	$88,412	$275,514	$252,143
Cost of revenue	70,864	56,213	187,216	164,771
Gross profit	36,530	32,199	88,298	87,372
Operating expenses:
Research and product development	15,499	11,707	39,691	34,788
Selling, marketing, general and administrative	23,698	19,539	61,953	69,619
Restructuring and other charges	601	6,754	1,393	12,098
Impairment of long-lived assets	827	—	827	1,735
Amortization of intangible assets	1,190	312	1,948	888
Total operating expenses	41,815	38,312	105,812	119,128
Operating loss	(5,285)	(6,113)	(17,514)	(31,756)
Interest income	47	20	120	81
Interest expense	(446)	(49)	(773)	(326)
Other income (expense), net	(1,984)	922	(2,847)	1,633
Loss before income taxes	(7,668)	(5,220)	(21,014)	(30,368)
Income tax provision (benefit)	6,128	676	1,858	2,032
Net loss	(13,796)	(5,896)	(22,872)	(32,400)

Foreign currency translation adjustments (a)	(4,425)	(2,036)	(9,332)	(4,090)
Actuarial loss	—	—	—	55
Comprehensive loss	$(18,221)	$(7,932)	$(32,204)	$(36,435)
Net loss per share
Basic	$(0.49)	(0.22)	$(0.83)	$(1.22)
Diluted	$(0.49)	(0.22)	$(0.83)	$(1.22)
Weighted average shares outstanding
Basic	27,902	27,201	27,696	26,484
Diluted	27,902	27,201	27,696	26,484

(a) Includes net loss on intra-entity foreign currency transactions that are of a long-term investment nature of $0.9 million and $2.0 million for three and nine months ended September 30, 2022 and $0.4 million and $0.9 million for three and nine months ended September 30, 2021.

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In thousands)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	loss	deficit	equity
Nine-months ended September 30, 2022:
Balance as of December 31, 2021	27,505	$27	$223,336	$(4,457)	$(86,999)	$131,907
Cumulative effect of ASC 326 adoption	—	—	—	—	(401)	(401)
Exercise of stock awards and employee stock plan purchases	98	—	156	—	—	156
Stock-based compensation	—	—	2,671	—	—	2,671
Net income (loss)	—	—	—	—	(3,048)	(3,048)
Subsidiary dissolution	—	—	—	(68)	—	(68)
Other comprehensive loss	—	—	—	(268)	—	(268)
Balance as of March 31, 2022	27,603	$27	$226,163	$(4,793)	$(90,448)	$130,949
Exercise of stock awards and employee stock plan purchases	181	—	938	—	—	938
Stock-based compensation	—	—	2,868	—	—	2,868
Net income (loss)	—	—	—	—	(6,028)	(6,028)
Other comprehensive loss	—	—	—	(4,639)	—	(4,639)
Balance as of June 30, 2022	27,784	$27	$229,969	$(9,432)	$(96,476)	$124,088
Exercise of stock awards and employee stock plan purchases	141	—	(609)	—	—	(609)
Stock-based compensation	—	—	5,023	—	—	5,023
Net income (loss)	—	—	—	—	(13,796)	(13,796)
Other comprehensive loss	—	—	—	(4,425)	—	(4,425)
Balance as of September 30, 2022	27,925	$27	$234,383	$(13,857)	$(110,272)	$110,281

Nine-months ended September 30, 2021:
Balance as of December 31, 2020	21,958	$22	$147,997	$(2,124)	$(52,316)	$93,579
Issuance of common stock in public offering, net of issuance costs	4,600	5	59,520			59,525
Exercise of stock awards and employee stock plan purchases	325	—	2,569	—	—	2,569
Stock-based compensation	—	—	1,352	—	—	1,352
Net income (loss)	—	—	—	—	(23,225)	(23,225)
Other comprehensive (loss)	—	—	—	(2,298)	—	(2,298)
Balance as of March 31, 2021	26,883	$27	$211,438	$(4,422)	$(75,541)	$131,502
Exercise of stock awards and employee stock plan purchases	309	—	1,967	—	—	1,967
Stock-based compensation	—	—	1,994	—	—	1,994
Net income (loss)	—	—	—	—	(3,279)	(3,279)
Other comprehensive loss	—	—	—	299	—	299
Balance as of June 30, 2021	27,192	$27	$215,399	$(4,123)	$(78,820)	$132,483
Exercise of stock awards and employee stock plan purchases	15	—	93	—	—	93
Stock-based compensation	—	—	3,104	—	—	3,104
Net income (loss)	—	—	—	—	(5,896)	(5,896)
Other comprehensive loss	—	—	—	(2,036)	—	(2,036)
Balance as of September 30, 2021	27,207	$27	$218,596	$(6,159)	$(84,716)	$127,748

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(22,872)	$(32,400)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,551	3,555
Impairment of long-lived assets and non-cash restructuring	827	4,475
Gain on Lease termination	—	(908)
Amortization of deferred financing costs	121	12
Stock-based compensation	10,562	6,450
Provision for inventory write-down	3,498	2,928
Bad debt expense, net of recoveries	(482)	14,579
Provision for sales returns	2,307	873
Provision for warranty	323	636
Unrealized loss (gain) on foreign currency transactions	1,318	47
Subsidiary dissolution	(68)	—
Gain on disposal of property, plant and equipment	(68)	—
Deferred taxes	—	139
Changes in operating assets and liabilities:
Accounts receivable	(45,170)	(3,945)
Other receivable	(11,577)	(7,648)
Inventories	(37,926)	(24,256)
Contract assets	1,515	2,557
Prepaid expenses and other assets	(5,319)	(7,063)
Accounts payable	58,202	21,991
Contract liabilities	2,851	631
Accrued and other liabilities	(231)	2,282
Net cash used in operating activities	(37,638)	(15,065)
Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment and other assets	65	—
Purchases of property, plant and equipment	(2,310)	(4,158)
Acquisition of business, net of cash acquired	(22,297)	(4,459)
Net cash used in investing activities	(24,542)	(8,617)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offerings, net of issuance costs	—	59,525
Proceeds from long-term borrowings	25,000	—
Repayments of long-term borrowings	(313)	—
Proceeds from short-term borrowings and line of credit, net	7,000	—
Repayments of short-term borrowings and line of credit	—	(13,278)
Repayments of related party term loan	—	(29,298)
Payments for debt issue costs	(776)	—
Payments of contingent consideration	(558)	—
Proceeds from exercise of stock awards and employee stock plan purchases	485	4,629
Net cash provided by financing activities	30,838	21,578
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,344)	71
Net change in cash, cash equivalents and restricted cash	(32,686)	(2,033)
Cash, cash equivalents and restricted cash at beginning of period	53,639	54,587
Cash, cash equivalents and restricted cash at end of period	$20,953	$52,554

Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	$17,861	$45,505
Restricted cash	2,942	6,884
Long-term restricted cash	150	165
	$20,953	$52,554

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest - bank and trade facilities	$425	$83
Interest - related party	$—	$108
Income taxes	$986	$3,029

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

The COVID-19 pandemic continued to adversely affect significant portions of our business and our financial condition and results of operations in the first three quarters of 2022. The emergence of the Omicron variant in late 2021 with a resulting increase in COVID cases in 2022 resulted in re-implementation of various measures, including travel bans and restrictions, limitations on public and private gatherings, business and port closures or operating restrictions, social distancing, and shelter-in-place orders. The health effects of the pandemic and the above measures taken in response thereto have had an effect on the global economy in general and have materially impacted and will likely continue to impact the Company’s financial condition, results of operations and cash flows. Given the ongoing and dynamic nature of the virus and its variants, and the worldwide response related thereto, it is difficult to predict the full impact of the COVID-19 pandemic on our business.

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

(e) Disaggregation of Revenue

The following table presents revenues by source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Products	$91,703	$82,911	$247,500	$237,083
Services and software	15,691	5,501	28,014	15,060
Total	$107,394	$88,412	$275,514	$252,143

The following table present revenues by geographical concentration (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Americas	$27,609	$27,302	$78,950	$73,984
Europe, Middle East, Africa	26,595	20,380	58,397	54,999
Asia	53,190	40,730	138,167	123,160
Total	$107,394	$88,412	$275,514	$252,143

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

Activity under the Company’s allowance for doubtful accounts consists of the following (in thousands):

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$17,735	$3,954
Charged to expense, net of recoveries	(482)	14,579
Utilization and write off	(117)	(118)
Cumulative effect of ASC 326 adoption	401	—
Foreign exchange impact	(1,446)	(247)
Balance at end of period	$16,091	$18,168

For the three and nine months ended September 30, 2022, one customer accounted for 12% of net revenue. For the three months ended September 30, 2021, two customers accounted for 15% and 11% of net revenue, respectively. For the nine months ended September 30, 2021, two customers accounted for 18% and 12% of net revenue, respectively.

As of September 30, 2022, one customer represented 10% of net accounts receivable. As of December 31, 2021, two customers represented 26% and 10% of net accounts receivable, respectively.

As of September 30, 2022, and December 31, 2021, net accounts receivables from customers in countries other than the United States represented 83% and 79%, respectively.

In 2017, the Company entered into an agreement with a customer in India to supply product for a state sponsored broadband project. The Company substantially completed its obligations under the agreement in 2018. The Company billed the customer, which is a state government sponsored entity, approximately $59.0 million and collected payments of approximately $41.7 million by December 31, 2020. In late March 2021, the customer’s state government parent experienced difficulty passing a budget impacting the ability of the customer to make remaining agreed-upon payments to us. In light of this development, the Company recorded an allowance that covered the entire balance unpaid by the customer. Subsequent to March 2021, the Company recovered approximately $2.1 million of accounts receivable related to the customer. As of September 30, 2022 the Company has a recorded allowance for doubtful accounts of $13.5 million related to this receivable. The Company will continue to pursue collection of the entire outstanding balance and any amounts collected will be recognized in the period which they are received. In the event the Company’s efforts to collect from this customer prove unsuccessful, DZS may seek payment through other means, including through legal action.

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

The payment to shareholders and option holders included a $0.3 million holdback, which was released during the third quarter of 2022, and $1.9 million contingent consideration based on a certain percentage of future revenue of certain Optelian products through the end of 2023. We completed the purchase price allocation for Optelian acquisition in 2021. The purchase price allocation resulted in the recognition of goodwill of approximately $1.9 million, which primarily related to the expected synergies from combining operations.

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

The total purchase consideration was $25.0 million, including a $2.5 million holdback that will be released in 13 months following the transaction close date. In October 2022, the Company agreed to pay an additional $1.35 million of purchase consideration to settle certain unresolved matters related to the ASSIA acquisition. This additional purchase consideration will be reflected in subsequent financial statements of the Company.

The acquisition was recorded as a business combination with valuation of the assets acquired and liabilities assumed recorded at their acquisition date fair value determined using level three inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Due to the complexity of the valuation of the assets acquired and the liabilities assumed, and the timing of these activities, certain amounts included in the unaudited condensed consolidated financial statements, including working capital, long-lived assets, intangible assets, deferred taxes and goodwill, are provisional and subject to additional adjustments within the measurement period as permitted by Topic 805. In the third quarter of 2022, we recorded measurement-period adjustments related to working capital and intangible assets acquired. These adjustments resulted into $2.2 million reduction of goodwill. The adjustments did not have a material impact on the amortization expense recorded in the previous quarter for intangible assets acquired.

The following summarizes the provisional estimated fair values of the assets acquired and liabilities assumed at the date of the ASSIA Acquisition (in thousands):

Provisional allocation of purchase consideration
Cash and cash equivalents	$203
Accounts receivable	2,322
Other assets	407
Right-of-use assets	2,172
Property, plant and equipment	232
Intangible assets	22,200
Accounts payable	(91)
Contract liabilities	(19,550)
Operating lease liabilities	(2,612)
Accrued and other liabilities	(909)
Goodwill	20,626
Total purchase consideration	$25,000

The provisional purchase price allocation resulted in the recognition of goodwill of approximately $20.6 million, which included the experienced workforce and the expected synergies from combining operations. The Company expects that the goodwill recognized will be deductible for tax purposes.

The following table represents the preliminary estimated fair value and useful lives of identifiable intangible assets acquired (estimated fair value in thousands):

	Estimated	Estimated
	fair value	useful life
Intangible assets acquired
Customer relationships	$11,000	15 years
Customer backlog	4,900	10 years
Developed technology	6,100	5 - 7 years
Tradenames	200	10 years
Total intangible assets	$22,200

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

The following table reconciles the beginning and ending balances of the Company’s Level 3 contingent liability (in thousands):

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$2,121	$—
Initial fair value of contingent liability	—	1,897
Cash payments	(558)	—
Net change in fair value	(516)	219
Balance at end of period	$1,047	$2,116

(4) Cash, Cash Equivalents and Restricted Cash

As of September 30, 2022 and December 31, 2021, the Company's cash, cash equivalents and restricted cash consisted of financial deposits. Cash, cash equivalents and restricted cash held within the U.S. totaled $10.5 million and $22.3 million as of September 30, 2022 and December 31, 2021, respectively. Cash, cash equivalents and restricted cash held within the U.S. are held at FDIC insured depository institutions. Cash, cash equivalents and restricted cash held outside the U.S. totaled $10.5 million and $31.3 million as of September 30, 2022 and December 31, 2021, respectively. Restricted cash consisted primarily of cash collateral for performance bonds and warranty bonds. Long-term restricted cash was $0.2 million as of September 30, 2022 and December 31, 2021 and is included in other assets on the unaudited condensed consolidated balance sheets.

(5) Balance Sheet Details

Balance sheet detail as of September 30, 2022 and December 31, 2021 is as follows (in thousands):

Inventories

	September 30, 2022	December 31, 2021
Raw materials	$41,793	$34,512
Work in process	1,065	1,427
Finished goods	41,796	20,954
Total inventories	$84,654	$56,893

Inventories are stated at the lower of cost or net realizable value, with cost being computed based on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis.

Property, plant and equipment

	September 30, 2022	December 31, 2021
Property, plant and equipment, net:
Machinery and equipment	$15,944	$14,278
Leasehold improvements	5,182	5,219
Computers and software	3,258	3,217
Furniture and fixtures	1,581	1,771
Construction in progress and other	1,077	2,937
	27,042	27,422
Less: accumulated depreciation and amortization	(17,723)	(17,394)
Less: government grants	(73)	(186)
Total property, plant and equipment, net	$9,246	$9,842

Depreciation expense associated with property, plant and equipment for the three and nine months ended September 30, 2022 was $0.9 million and $2.6 million, respectively. Depreciation expense associated with property, plant and equipment for the three and nine months ended September 30, 2021 was $0.7 million and $2.3 million, respectively.

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

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$1,980	$1,522
Charged to cost of revenue	323	636
Claims and settlements	(434)	(745)
Foreign exchange impact	(110)	68
Balance at end of period	$1,759	$1,481

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

The opening and closing balances of current and long-term contract assets and contract liabilities related to contracts with customers are as follows:

	Contract assets	Contract liabilities
December 31, 2021	$2,184	$9,135
September 30, 2022	573	31,213
Increase (decrease)	$(1,611)	$22,078

The decrease in contract assets during the nine months ended September 30, 2022 was primarily due to invoicing that occurred in 2022 from unbilled balances reflected as contract assets as of December 31, 2021.

The increase in contract liabilities during the nine months ended September 30, 2022 was primarily due to the assumption of ASSIA contract liabilities in conjunction with the ASSIA Acquisition. Refer to Note 2 Business Combinations for further information. The amount of revenue recognized in the nine months ended September 30, 2022 that was included in the prior period contract liability balance was $5.4 million. This revenue consists of services provided to customers who had been invoiced prior to the current year. We expect to recognize approximately 75% of outstanding contract liabilities as revenue over the next 12 months and the remainder thereafter.

The balance of contract cost deferred as of September 30, 2022 and December 31, 2021 was $0.6 million and $0.8 million, respectively. During the nine months ended September 30, 2022, the Company recorded $0.6 million in amortization related to contract cost deferred as of December 31, 2021.

(6) Goodwill and Intangible Assets

The following table summarizes the activity related to goodwill (in thousands):

	September 30,
	2022	2021
Balance at beginning of period, gross	$7,148	$4,980
Accumulated impairment at beginning of period	(1,003)	(1,003)
Goodwill from acquisitions	20,626	2,168
Foreign exchange impact	7	—
Balance at end of period	$26,778	$6,145

During the nine months ended September 30, 2022, the Company recorded goodwill of $20.6 million related to the ASSIA Acquisition, which was allocated to the Americas reporting unit. Refer to Note 2 Business Combinations for further information.

Intangible assets consisted of the following (in thousands):

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$16,730	$(3,782)	$12,948
Customer backlog	4,900	(282)	4,618
Developed technology	11,107	(4,095)	7,012
In-process research and development	890	(296)	594
Tradenames	200	(7)	193
Total intangible assets, net	$33,827	$(8,462)	$25,365

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$5,730	$(2,886)	$2,844
Developed technology	5,007	(3,464)	1,543
In-process research and development	890	(162)	728
Total intangible assets, net	$11,627	$(6,512)	$5,115

During the nine months ended September 30, 2022, the Company recorded $11.0 million, $4.9 million, $6.1 million and $0.2 million in customer relationships, orders backlog, developed technology, and tradenames, respectively, related to the ASSIA Acquisition. Refer to Note 2 Business Combinations for further information.

Amortization expense associated with intangible assets for the three and nine months ended September 30, 2022 was $1.2 million and $1.9 million, respectively. Amortization expense associated with intangible assets for the three and nine months ended September 30, 2021 was $0.4 million and $1.3 million, respectively.

The following table presents the future amortization expense of the Company’s intangible assets as of September 30, 2022 (in thousands):

Remainder of 2022	$1,095
2023	4,378
2024	4,378
2025	4,367
2026	3,192
Thereafter	7,955
Total	$25,365

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

On May 27, 2022, the Company borrowed the full amount of the Term Loan to finance the ASSIA Acquisition. The Company capitalized $0.4 million of debt issuance cost related to execution of the Credit Agreement. Such cost is presented within other assets on the Company’s unaudited condensed consolidated balance sheet. The Company capitalized $0.3 million of debt issuance cost related to execution of the Amendment. Such cost is presented as a direct deduction from the long-term debt obligation on the Company’s unaudited condensed consolidated balance sheet. As of September 30, 2022, the Company's long-term debt obligation was $23.1 million, net of the current portion of $1.3 million, and unamortized issuance cost of $0.3 million. The Company had $7.0 million outstanding debt and $1.5 million in letters of credit issued under the $30.0 million Revolving Credit Facility as of September 30, 2022, and $21.5 million was available to the Company for additional borrowing. The Company had no debt obligation as of December 31, 2021.

The future principal maturities of the Term Loan for each of the next five years are as follows (in thousands):

Remainder of 2022	$313
2023	1,250
2024	1,563
2025	1,875
2026	2,188
Thereafter	17,499
Total	$24,688

The Company was in compliance with all debt covenants as of September 30, 2022.

(8) Employee Benefit Plans

Defined Contribution Plans

The Company maintains a 401(k) plan for its employees in the US whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company made discretionary contributions to the plan in 2021. For the three and nine months ended September 30, 2022, the Company recorded an expense of $0.3 million and $0.7 million, respectively. For the three and nine months ended September 30, 2021, the Company recorded an expense of $0.1 million and $0.4 million, respectively.

The Company maintains a defined contribution plan for its employees in Korea. Under the defined contribution plan, the Company contributes the equivalent of 8.3% of an employee's gross salary into the plan. For the three and nine months ended September 30, 2022, the Company recorded an expense of $0.3 million and $0.9 million, respectively. For the three and nine months ended September 30, 2021, the Company recorded an expense of $0.3 million and $0.9 million, respectively.

Defined Benefit Plans

The Company sponsors defined benefit plans for its employees in Germany and Japan. Defined benefit plans provide pension benefits based on compensation and years of service. The Germany plans were frozen as of September 30, 2003 and have not been offered to new employees after that date. The Company has recorded the underfunded status as of September 30, 2022 and December 31, 2021 as a long-term liability on the unaudited condensed consolidated balance sheets. The accumulated benefit obligation for the plans in Germany and Japan was $14.0 million and $16.5 million as of September 30, 2022 and December 31, 2021, respectively. Periodic benefit costs for the three and nine months ended September 30, 2022 were $0.1 million and $0.2 million, respectively. Periodic benefit costs for the three and nine months ended September 30, 2021 were $0.1 million and $0.2 million, respectively.

The Company holds life insurance contracts, with the Company as beneficiary, in the amount of $2.2 million as of September 30, 2022 and $2.9 million as of December 31, 2021, respectively, related to individuals under the pension plans. The Company records these insurance contracts based on their cash surrender value at the balance sheet dates. These insurance contracts are classified as other assets on the Company’s unaudited condensed consolidated balance sheet. The Company intends to use any proceeds from these policies to fund the pension plans. However, since the Company is the beneficiary on these policies, these assets have not been designated pension plan assets.

Stock Incentive Plans

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

In the third quarter of 2022, certain employees were provided a limited opportunity to exchange two stock options granted under 2017 Plan for one restricted stock unit with the vesting period equal the remaining vesting period for options as of the exchange date. The Company accounted for the exchange as a modification of share-based payments. No incremental expense was recorded in conjunction with the modification.

(9) Restructuring and Other Charges

In 2021, the Company made the strategic decision to relocate manufacturing functions of DZS GmbH and Optelian to Seminole, Florida and to transition the above subsidiaries to sales and research and development centers. The Company incurred approximately $13.1 million of restructuring and other charges since the beginning of its restructuring activities in the first quarter of 2021. For the three and nine months ended September 30, 2022, the Company recorded zero and $0.8 million of restructuring related costs, respectively, consisting primarily of logistics costs and professional services related to legal and accounting support. For the three and nine months ended September 30, 2021, the Company recorded $6.8 million and $12.1 million of restructuring related costs, respectively, consisting primarily of severance and other termination related benefits, an impairment of long-lived assets charge primarily related to right-of-use assets from operating leases, logistics costs and professional services. The Company paid in full its liability related to termination benefits as of September 30, 2022.

On September 17, 2022, DZS signed an agreement with Fabrinet, a third-party provider of electro-mechanical and electronic manufacturing and distribution services, to transition the sourcing, procurement, order-fulfillment, manufacturing and return merchandise authorization activities in the Company's Seminole, Florida facility to Fabrinet. The agreement was announced on October 4, 2022 and the transition to Fabrinet began in October 2022 with the goal of being fully operational by the beginning of 2023. Post transition, the DZS Seminole, Florida-based operations, supply chain and manufacturing workforce will be reduced by approximately two-thirds and the remaining team will be relocated to an appropriately sized facility. For the three and nine months ended September 30, 2022, the Company recorded a $0.4 million loss on inventory to be sold to Fabrinet, which was included in restructuring and other charges in the unaudited condensed consolidated statement of comprehensive income (loss). The Company also recorded $0.2 million of restructuring for personnel related costs. No other restructuring charges were recorded by the Company during the period. The Company will account for the one-time employee termination benefits in accordance with ASC 420, Exit or Disposal Cost Obligations, and will recognize the respective liability when the final terms of the benefit arrangement are communicated to the affected employees.

(10) Related Party Transactions

Related Party Guarantees

The following table sets forth payment guarantees of the Company's obligations as of September 30, 2022 that have been provided by Dasan Networks, Inc. ("DNI"). DNI owns approximately 36.1% of the outstanding shares of the Company's common stock. The amount guaranteed exceeds the principal amounts of outstanding obligations due to collateral requirements by the banks.

Guarantor	Amount Guaranteed (in thousands)	Description of Obligations Guaranteed
Dasan Networks, Inc.	$4,952	Payment guarantee to Industrial Bank of Korea
Dasan Networks, Inc.	1,312	Payment guarantee to Shinhan Bank
	$6,264

Other Related Party Transactions

Sales, cost of revenue, research and product development, selling, marketing, general and administrative, interest expense and other expenses to and from related parties were as follows (in thousands) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
Counterparty	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
Dasan Networks, Inc.	$98	$67	$—	$167	$—	$15
DS Commerce, Inc.	—	4	—	10	—	—
	$98	$71	$—	$177	$—	$15

	Three Months Ended September 30, 2021
Counterparty	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
Dasan Networks, Inc.	$54	$45	$253	$394	$—	$42
Dasan Invest Co., Ltd.	—	10	43	19	—	—
	$54	$55	$296	$413	$—	$42

	Nine Months Ended September 30, 2022
Counterparty	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
Dasan Networks, Inc.	$1,014	$873	$90	$800	$—	$48
DS Commerce, Inc.	—	26	3	29	—	—
	$1,014	$899	$93	$829	$—	$48

	Nine Months Ended September 30, 2021
Counterparty	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
Dasan Networks, Inc.	$1,965	$1,791	$776	$1,185	$132	$180
Dasan Invest Co., Ltd.	—	30	134	57	—	—
	$1,965	$1,821	$910	$1,242	$132	$180

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

DNS Korea has a lease agreement with DNI related to the lease of a warehouse facility. DNS Korea also had a separate office lease agreement with DNI. In the first quarter of 2022, DNI sold the office building to the unrelated third party, and the respective lease was reassigned to the new landlord. Operating lease cost related to the DNI leases totaled $0.1 million and $0.5 million for the three and nine months ended September 30, 2022, respectively. Operating lease cost related to the DNI leases totaled $0.4 million and $1.3 million for the three and nine months ended September 30, 2021, respectively. Operating lease expense is allocated between cost of revenue, research and product development, and selling, marketing, general and administrative expenses on the unaudited condensed consolidated statement of comprehensive income (loss). Deposits for the DNI office lease were included in other assets on the consolidated balance sheets as of December 31, 2021.

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

Balances of Receivables and Payables with Related Parties

Balances of receivables and payables arising from sales and purchases of goods and services with related parties as of September 30, 2022 and December 31, 2021 were included in the following balance sheet captions on the unaudited condensed consolidated balance sheets, as follows (in thousands):

	As of September 30, 2022
Counterparty	Account receivables	Other receivables	Other assets	Accounts payable
Dasan Networks, Inc.	$484	$98	$—	$659
DS Commerce, Inc.	—	—	—	14
	$484	$98	$—	$673

	As of December 31, 2021
Counterparty	Account receivables	Other receivables	Other assets	Accounts payable
Dasan Networks, Inc.	$181	$215	$691	$785
DS Commerce, Inc.	—	—	—	46
	$181	$215	$691	$831

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

The following table is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation (in thousands, except per share data) for the three and nine months ended September 30, 2022, and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(13,796)	$(5,896)	$(22,872)	$(32,400)
Weighted average number of shares outstanding:
Basic	27,902	27,201	27,696	26,484
Effect of dilutive securities:
Stock options, restricted stock units and share awards	—	—	—	—
Diluted	27,902	27,201	27,696	26,484
Net income (loss) per share:
Basic	$(0.49)	$(0.22)	$(0.83)	$(1.22)
Diluted	$(0.49)	$(0.22)	$(0.83)	$(1.22)

The following table sets forth potential common stock that is not included in the diluted net income (loss) per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Outstanding stock options	689	966	854	773
Unvested restricted stock units	415	331	306	238

(12) Leases

The Company leases certain properties and buildings (including manufacturing facilities, warehouses, and office spaces) and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists of operating leases which expire at various dates through 2028.

Assets and liabilities related to operating leases are included in the consolidated balance sheets as right-of-use assets from operating leases, operating lease liabilities - current and operating lease liabilities - non-current. The Company recognizes minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company amortizes this expense over the term of the lease beginning with the date of initial possession, which is the date the lessor makes an underlying asset available for use. For the three and nine months ended September 30, 2022, the Company recognized lease expense of $1.1 million and $3.2 million, respectively. For the three and nine months ended September 30, 2021, the Company recognized lease expense of $1.3 million and $4.4 million, respectively.

During the nine months ended September 30, 2022, the Company recorded $0.8 million in impairment charges on the right-of-use assets related to the office lease in Redwood City, California, acquired in conjunction with ASSIA Acquisition. Following the acquisition, the Company made a decision to vacate the space in Redwood City and to adopt a remote work policy in the region.

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2022 (in thousands):

Remainder of 2022	$1,574
2023	4,968
2024	4,595
2025	3,346
2026	2,065
Thereafter	1,677
Total operating lease payments	18,225
Less: imputed interest	(2,261)
Total operating lease liabilities	$15,964

(13) Commitments and Contingencies

Performance Guarantees

In the normal course of operations, from time to time, the Company arranges for the issuance of various types of performance guarantees, such as standby letters of credit or surety bonds. These instruments are arrangements under which the financial institution or surety provides a financial guarantee that the Company will perform in accordance with contractual or legal obligations. As of September 30, 2022, the Company had $8.4 million of performance guarantees in the form of bank guarantees or surety bonds guaranteed by third parties.

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

(14) Income Taxes

Income tax expense for the three and nine months ended September 30, 2022 was approximately $6.1 million and $1.9 million on pre-tax losses of $7.7 million and $21.0 million, respectively. In the third quarter of 2022, the Company derecognized the tax benefits previously recorded in the first and second quarters of 2022 based on its quarterly realizability assessment of such benefits. Income tax expense for the three and nine months ended September 30, 2021 was approximately $0.7 million and $2.0 million respectively, on pre-tax losses of $5.2 and $30.4 million, respectively.

As of September 30, 2022, the income tax rate varied from the United States statutory income tax rate primarily due to the derecognition of tax benefits previously recognized in the first and second quarters of 2022 as discussed above. Consistent with the prior periods, the Company continued to maintain valuation allowances in North America, EMEA and Asia.

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

The Company's property, plant and equipment, net of accumulated depreciation, were located in the following geographical areas (in thousands) as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
United States	$6,740	$6,105
Korea	1,511	2,367
Japan	598	799
Canada	181	280
Germany	109	210
Other	107	81
	$9,246	$9,842

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

RECENT DEVELOPMENTS

On February 9, 2022, the Company entered into a Credit Agreement with the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement originally provided for revolving loans in an aggregate principal amount of up to $30.0 million, up to $15.0 million of which is available for letters of credit, and was scheduled to mature on February 9, 2024. On May 27, 2022, the Company entered into a First Amendment to Credit Agreement, which amends the Credit Agreement dated February 9, 2022. The Amendment, among other things, provides for a Term Loan in an aggregate principal amount of $25.0 million with a maturity date of May 27, 2027 and extends the maturity date of the $30.0 million Revolving Credit Facility to May 27, 2025. On May 27, 2022, the Company borrowed the full amount of the Term Loan to finance the ASSIA Acquisition discussed below. During the third quarter of 2022, the Company borrowed $9.0 million and repaid $2.0 million under the revolving facility.

On May 27, 2022, the Company acquired certain assets and liabilities of ASSIA, an industry pioneer of broadband access quality-of-experience software solutions. The core assets acquired include the CloudCheck® Wi-Fi experience management and Expresse® access network optimization software solutions. These software solutions add powerful data analytics and network intelligence capabilities to DZS Cloud, including cloud-managed WiFi solutions, access network optimization and intelligent automation tools. The total purchase consideration was $25.0 million, including a $2.5 million holdback that will be released 13 months following the transaction close date. In October 2022, the Company agreed to pay an additional $1.35 million of purchase consideration to settle certain unresolved matters related to the ASSIA acquisition.

On September 17, 2022, DZS signed an agreement with Fabrinet, a third-party provider of electro-mechanical and electronic manufacturing and distribution services, to transition the sourcing, procurement, order-fulfillment, manufacturing and return merchandise authorization activities in the Company's Seminole, Florida facility to Fabrinet. The agreement was announced on October 4, 2022 and the transition to Fabrinet began in October 2022 with the goal of being fully operational by the beginning of 2023. Post transition, the DZS Seminole, Florida-based operations, supply chain and manufacturing workforce will be reduced by approximately two-thirds and the remaining team will be relocated to an appropriately sized facility.

RESULTS OF OPERATIONS

The table below presents the unaudited condensed consolidated statement of (loss) income with year-over-year changes (in thousands except percent change).

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% change	2022	2021	% change

Net revenue	$107,394	$88,412	21.5%	$275,514	$252,143	9.3%
Cost of revenue	70,864	56,213	26.1%	187,216	164,771	13.6%
Gross profit	36,530	32,199	13.5%	88,298	87,372	1.1%
Operating expenses:
Research and product development	15,499	11,707	32.4%	39,691	34,788	14.1%
Selling, marketing, general and administrative	23,698	19,539	21.3%	61,953	69,619	-11.0%
Restructuring and other charges	601	6,754	-91.1%	1,393	12,098	-88.5%
Impairment of long-lived assets	827	—	100.0%	827	1,735	-52.3%
Amortization of intangible assets	1,190	312	281.4%	1,948	888	119.4%
Total operating expenses	41,815	38,312	9.1%	105,812	119,128	-11.2%
Operating loss	(5,285)	(6,113)	-13.5%	(17,514)	(31,756)	-44.8%
Interest income	47	20	135.0%	120	81	48.1%
Interest expense	(446)	(49)	810.2%	(773)	(326)	137.1%
Other income (expense), net	(1,984)	922	-315.2%	(2,847)	1,633	-274.3%
Loss before income taxes	(7,668)	(5,220)	46.9%	(21,014)	(30,368)	-30.8%
Income tax provision (benefit)	6,128	676	806.5%	1,858	2,032	-8.6%
Net loss	$(13,796)	$(5,896)	134.0%	$(22,872)	$(32,400)	-29.4%

The table below presents the unaudited condensed consolidated statement of (loss) income as a percentage of total net revenue for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net revenue	100%	100%	100%	100%
Cost of revenue	66%	64%	68%	65%
Gross profit	34%	36%	32%	35%
Operating expenses:
Research and product development	14%	13%	14%	14%
Selling, marketing, general and administrative	22%	22%	22%	28%
Restructuring and other charges	1%	8%	1%	5%
Impairment of long-lived assets	1%	—	—	1%
Amortization of intangible assets	1%	—	1%	—
Total operating expenses	39%	43%	38%	48%
Operating income (loss)	(5)%	(7)%	(6)%	(13)%
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income (expense), net	(2)%	1%	(1)%	1%
Income (loss) before income taxes	(7)%	(6)%	(7)%	(12)%
Income tax provision (benefit)	6%	1%	1%	1%
Net income (loss)	(13)%	(7)%	(8)%	(13)%

Net Revenue

The following table presents our revenues by source (in millions):

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% change	2022	2021	% change
Products	$91.7	$82.9	10.6%	$247.5	$237.1	4.4%
Services and software	15.7	5.5	185.5%	28.0	15.1	85.4%
Total	$107.4	$88.4	21.5%	$275.5	$252.2	9.2%

For the three months ended September 30, 2022, product revenue increased by 10.6% or $8.8 million to $91.7 million from $82.9 million in the same period last year. The increase in product revenue during the period was primarily attributable to higher spending levels from our major customers in Asia, partially offset by the impact of unfavorable foreign exchange rate fluctuations. Service and software revenue represents revenue from maintenance and other services associated with product shipments as well as ASSIA related software revenue. The increase in service and software revenue was primarily due to the increased product and software sales, including revenue related to ASSIA.

For the nine months ended September 30, 2022, product revenue increased by 4.4% or $10.4 million to $247.5 million from $237.1 million in the same period last year. The increase in product revenue during the period was primarily attributable to increased sales of our mobile transport and fixed broadband connectivity products and partly as a result of recovering from the impacts of the COVID-19 pandemic. The increase in service and software revenue was primarily due to the increased product and software sales and revenue related to the ASSIA Acquisition.

The following table presents our revenues by geographical concentration (in millions):

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% change	2022	2021	% change
Americas	$27.6	$27.3	1.1%	$78.9	$74.0	6.6%
Europe, Middle East, Africa	26.6	20.4	30.4%	58.4	55.0	6.2%
Asia	53.2	40.7	30.7%	138.2	123.2	12.2%
Total	$107.4	$88.4	21.5%	$275.5	$252.2	9.2%

Our geographic diversification reflects the combination of market demand, a strategic focus on capturing market share through new customer wins and new product introductions.

From a geographical perspective, the increase in net revenue for the three and nine months ended September 30, 2022 was attributable to increased revenue in all regions driven by increased spending levels from our major customers and revenue related to the ASSIA Acquisition.

For the three and nine months ended September 30, 2022, one customer accounted for 12% of net revenue. For the three months ended September 30, 2021, two customers accounted for 15% and 11% of net revenue, respectively. For the nine months ended September 30, 2021, two customers accounted for 18% and 12% of net revenue, respectively.

We anticipate that our results of operations in any given period may depend to a significant extent on sales to a small number of large customers. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue increased by 26.1% to $70.9 million for the three months ended September 30, 2022, compared to $56.2 million for the three months ended September 30, 2021. Total cost of revenue was 66.0% of net revenue for the three months ended September 30, 2022, compared to 63.6% of net revenue for the three months ended September 30, 2021, which resulted in an decrease in gross profit percentage to 34.0% for the three months ended September 30, 2022 from 36.4% for the three months ended September 30, 2021. The increase in total cost of revenue was primarily due to an increase in revenue combined with fees paid to expedite certain product components, while the decrease in gross profit percentage was primarily due to the change in number and mix of products sold, including the geographic mix of those sales, negative exchange rate impacts on revenues and such expedite fees.

Total cost of revenue increased by 13.6% to $187.2 million for the nine months ended September 30, 2022, compared to $164.8 million for the nine months ended September 30, 2021. Total cost of revenue was 68.0% of net revenue for the nine months ended September 30, 2022, compared to 65.3% of net revenue for the nine months ended September 30, 2021, which resulted in an decrease in gross profit percentage to 32.0% for the nine months ended September 30, 2022 from 34.7% for the nine months ended September 30, 2021. The increase in total cost of revenue was primarily due to an increase in revenue combined with fees paid to expedite certain product components, while the decrease in gross profit percentage was primarily due to the change in number and mix of products sold, including the geographic mix of those sales, negative exchange rate impacts on revenues and such expedite fees.

Operating Expenses

Research and Product Development Expenses: Research and product development expenses include personnel costs, outside contractor and consulting services, depreciation on lab equipment, costs of prototypes and overhead allocations.

Research and product development expenses increased by 32.4% to $15.5 million for the three months ended September 30, 2022 compared to $11.7 million for the three months ended September 30, 2021. Research and product development expenses increased by 14.1% to $39.7 million for the nine months ended September 30, 2022 compared to $34.8 million for the nine months ended September 30, 2021. The increase in research and product development expenses was primarily due to strategic hiring decisions in research, development, and product line management with the intent to accelerate growth and capture market share and the ASSIA Acquisition.

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

Selling, marketing, general and administrative expenses increased by 21.3% to $23.7 million for the three months ended September 30, 2022 compared to $19.5 million for the three months ended September 30, 2021. The increase was primarily due to higher stock-based compensation and strategic hiring decisions across sales and administration with the intent to accelerate growth and capture market share.

Selling, marketing, general and administrative expenses decreased by 11.0% to $62.0 million for the nine months ended September 30, 2022 compared to $69.6 million for the nine months ended September 30, 2021. The decrease was primarily due to $14.2 million of bad debt expense recorded in the first quarter of 2021 for one customer in India. Refer to Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information on the bad debt expense. The above impact was partially offset by higher stock-based compensation and strategic hiring decisions across sales and administration with the intent to accelerate growth and capture market share.

Restructuring and Other Charges: Restructuring and other charges for the nine months ended September 30, 2022 and 2021 related primarily to the strategic decisions in the third quarter of 2022 to outsource manufacturing from the Company's Seminole, Florida facility to Fabrinet, and in 2021, to transition DZS GmbH and Optelian to sales and research and development centers. For the three months ended September 30, 2022, the Company recorded $0.6 million, consisting of $0.2 million of personnel costs and $0.4 million of inventory valuation adjustments related to the Seminole transition and for the nine months ended September 30, 2022, the Company recorded $1.4 million, consisting of $0.6 million related to the Seminole transition and $0.8 million of logistics costs and professional services related to legal and accounting support for the DZS GmbH transition. See Note 9 Restructuring and Other Charges of the Notes to Unaudited Condensed Consolidated Financial Statements, for further information.

Impairment of Long-lived Assets: Impairment of long-lived assets for the three and nine months ended September 30, 2022 was $0.8 million for the right-of use assets from operating leases in connection with vacating the office space in Redwood City, California. Refer to Note 12 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information. Impairment of long-lived assets for the nine months ended September 30, 2021 was $1.7 million for the right-of use assets from operating leases in connection with the relocation of the headquarters to Plano, Texas.

Interest Income (Expense), net: Interest income (expense) relates mainly to earnings from our cash and cash equivalents, interest expense associated with the credit facilities and amortization of debt issuance costs associated with obtaining such credit facilities. For the three and nine months ended September 30, 2022, the Company recorded $0.4 million and $0.6 million of interest expense, net, respectively. For the three and nine months ended September 30, 2021, the Company recorded $0.1 million and $0.2 million of interest expense, net, respectively.

Other Income (Expense), net: Other income (expense) relates mainly to realized and unrealized foreign exchange gains and losses. For the three and nine months ended September 30, 2022, the Company recorded $2.0 million and $2.8 million of other expense, net, respectively. For the three and nine months ended September 30, 2021, the Company recorded $0.9 million and $1.6 million of other income, net, respectively. The change in other income (expense), net was primarily due to foreign currency exchange rates fluctuation during the above periods.

Income Tax Provision: Income tax expense for the three and nine months ended September 30, 2022 was $6.1 million and $1.9 million on pre-tax losses of $7.7 million and $21.0 million, respectively. In the third quarter of 2022, the Company derecognized the tax benefits previously recorded in the first and second quarters of 2022 based on its quarterly realizability assessment of such benefits. Income tax expense for the three and nine months ended September 30, 2021 was approximately $0.7 million and $2.0 million respectively, on pre-tax losses of $5.2 and $30.4 million, respectively. As of September 30, 2022, the income tax rate varied from the United States statutory income tax rate primarily due to the derecognition of tax benefits previously recognized in the first and second quarters of 2022 as discussed above. Consistent with the prior periods, the Company continued to maintain valuation allowances in North America, EMEA and Asia.

NON-GAAP FINANCIAL MEASURES

In managing our business and assessing our financial performance, we supplement the information provided by our U.S. GAAP results with adjusted earnings before stock-based compensation, interest, taxes, and depreciation, or Adjusted EBITDA, a

non-U.S. GAAP financial measure. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, net, (ii) other income and expense, (iii) provision (benefit) for taxes, (iv) depreciation and amortization, (v) stock-based compensation, and (vi) the impact of material transactions or events that we believe are not indicative of our core operating performance, such as acquisition costs, impairment of goodwill, intangibles or long-lived assets, loss on debt extinguishment, restructuring and other charges, including termination related benefits, headquarters and facilities relocation, executive transition, and bad debt expense primarily related to a large customer in India, any of which may or may not be recurring in nature. We believe that the presentation of Adjusted EBITDA enhances the usefulness of our financial information by presenting a measure that management uses internally to monitor and evaluate our operating performance and to evaluate the effectiveness of our business strategies. We believe Adjusted EBITDA also assists investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes the impact of items that we do not believe reflect our core operating performance.

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

Beginning in the third quarter of 2022, the Company updated its presentation of non-GAAP financial measures to exclude the impact of Other Income/Other Expense in its reported Adjusted EBITDA. The change to Adjusted EBITDA reflects exclusion of transactions that we believe are not indicative of our core operating performance. All prior periods presented have been restated to reflect this change.

Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA, which we consider to be the most directly comparable U.S. GAAP financial measure to Adjusted EBITDA (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(13,796)	$(5,896)	$(22,872)	$(32,400)
Add (deduct):
Interest expense, net	399	29	653	245
Other expense (income)*	1,984	(14)	2,847	(725)
Income tax provision (benefit)	6,128	676	1,858	2,032
Depreciation and amortization	2,109	1,112	4,551	3,555
Stock-based compensation	5,023	3,104	10,562	6,450
Headquarters and facilities relocation	827	(908)	827	1,012
Restructuring and other charges	601	6,754	1,393	12,098
Acquisition costs	111	9	733	689
Executive transition	464	200	802	372
Bad debt expense, net of recoveries**	(120)	—	(1,030)	14,206
Adjusted EBITDA	$3,730	$5,066	$324	$7,534

* For the three and nine months of 2021, previously reported Adjusted EBITDA excluded a component of Other Income related to the lease termination in Alameda. The related amount is included in the Headquarters and facilities relocation line on the net income (loss) to Adjusted EBITDA reconciliation table and is not included in Other expense (income) here.

** See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

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

The following table summarizes the information regarding our cash and cash equivalents and working capital (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$17,861	$46,666
Working capital	83,834	124,498

The Company had a net loss of $13.8 million and $22.9 million for the three and nine months ended September 30, 2022, respectively. The Company had a net loss of $5.9 million and $32.4 million for the three months and nine months ended September 30, 2021, respectively.

As of September 30, 2022, we had working capital of $83.8 million. As of September 30, 2022, we had $17.9 million in unrestricted cash and cash equivalents, which included $9.5 million in cash balances held by our international subsidiaries.

As of September 30, 2022, we had $7.0 million outstanding debt and $1.5 million in letters of credit issued under the $30.0 million Revolving Credit Facility, and $21.5 million was available to the Company for additional borrowings.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Nine months ended September 30,
	2022	2021
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(37,638)	$(15,065)
Net cash used in investing activities	(24,542)	(8,617)
Net cash provided by financing activities	30,838	21,578
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,344)	71
Net change in cash, cash equivalents and restricted cash	(32,686)	(2,033)
Cash, cash equivalents and restricted cash at beginning of period	53,639	54,587
Cash, cash equivalents and restricted cash at end of period	$20,953	$52,554

Operating Activities

Net cash used in operating activities increased by $22.6 million to $37.6 million for the nine months ended September 30, 2022 from net cash used in operating activities of $15.1 million for the nine months ended September 30, 2021. The increase in cash used in operating activities was primarily due to an increase in accounts receivable as shipments were heavily weighted toward the last month of the third quarter 2022 due to component availability, and an increase in inventory purchases in anticipation of increased shipments later in the year and as a mitigation against long lead times.

Investing Activities

Net cash used in investing activities increased by $15.9 million to $24.5 million for the nine months ended September 30, 2022 from $8.6 million for the nine months ended September 30, 2021. This increase was primarily due to cash used in the ASSIA Acquisition in the second quarter of 2022.

Financing Activities

Net cash provided by financing activities totaled $30.8 million for the nine months ended September 30, 2022 and consisted primarily of borrowing under the term loan to fund the ASSIA Acquisition, net drawings on Revolving Credit Facility, and proceeds from exercise of stock awards, partially offset by payments of debt issuance cost and contingent consideration for the Optelian Acquisition. This is in comparison to cash provided by financing activities of $21.6 million for the nine months ended September 30, 2021 which consisted primarily of proceeds from the equity offering and exercise of stock awards offset by repayments of our short-term borrowings and related party term loan.

Cash Management

Our primary source of liquidity comes from our cash, cash equivalents and restricted cash, which totaled $20.9 million at September 30, 2022. Our cash, cash equivalents and restricted cash as of September 30, 2022 included $10.5 million held by our international subsidiaries.

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

As of September 30, 2022, the Company's long-term debt obligation was $23.1 million, net of the current portion of $1.3 million, and unamortized issuance costs of $0.3 million. As of September 30, 2022, the Company had $7.0 million outstanding debt and $1.5 million in letters of credit issued under the $30.0 million Revolving Credit Facility, and $21.5 million was available to the Company for additional borrowing. The Company was in compliance with all debt covenants as of September 30, 2022.

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

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of September 30, 2022, one customer represented 10% of net accounts receivable. Net receivables from customers in countries other than the United States represented 83%. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt obligations.

Operating Leases

Future minimum operating lease obligations include primarily payments for our office locations and manufacturing, research and development locations, which expire at various dates through 2028. See Note 12 Leases of the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our operating leases.

Purchase Commitments

We may have short-term purchase commitments related to the purchase orders for products and services, within the normal course of business. These arrangements typically have cancellation provisions that allow us to cancel with little to no penalty.

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

Interest Rate Risk

We had unrestricted cash and cash equivalents of $17.9 million and $46.7 million at September 30, 2022 and December 31, 2021, respectively. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.

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

As of September 30, 2022, the Company's contractual debt obligation under the Term Loan was $24.7 million. If the applicable variable interest rates changed by 200 basis points, our interest expense for the first nine months of 2022 would have decreased or increased by less than $0.2 million.

Foreign Currency Exchange Risk

We have foreign currency risks related to certain of our foreign subsidiaries, primarily in Korea, Japan, Germany, and the UK. International net revenues and operating expense are typically denominated in the local currency of each country and result from transactions by our operations in these countries. The local currencies of these foreign subsidiaries are the South Korean Won ("KRW"), Japanese Yen ("JPY"), Euro ("EUR), and Pound Sterling ("GBP"), respectively. Fluctuations in foreign currencies create volatility in our reported results of operations. If the U.S. Dollar ("USD") had appreciated or depreciated by 10% relative to KRW, JPY, EUR and GBP our operating income for the first nine months of 2022 would have decreased or increased by approximately $1.5 million, respectively.

Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our unaudited condensed consolidated balance sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the nine months ended September 30, 2022 was a net translation loss of $9.3 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss. If USD had appreciated or depreciated by 10% relative to KRW, JPY, EUR, and GBP, our net assets as of September 30, 2022 would have decreased or increased by approximately $1.8 million, respectively.

We have certain assets and liabilities, primarily inter-company loans, that are denominated in currencies other than the relevant entity’s functional currency. Our intercompany loans are primarily denominated in USD and EUR. Changes in the functional currency value of these balances create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other income (expense), net” in our unaudited condensed consolidated statement of comprehensive income (loss). During the nine months ended September 30, 2022, we recognized approximately $3.0 million of expense related to the intercompany loans denominated in foreign currencies. If USD had appreciated or depreciated by 10% relative to EUR, our net income for the first nine months of 2022 would have decreased or increased by approximately $2.0 million, respectively.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. In the course of the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded our disclosure controls and procedures were effective as of September 30, 2022.

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

Date: November 1, 2022
	By:	/s/ Charles Daniel Vogt
	Name:	Charles Daniel Vogt
	Title:	President and Chief Executive Officer

	By:	/s/ Misty Kawecki
	Name:	Misty Kawecki
	Title:	Chief Financial Officer
(Principal Financial and
Accounting Officer)