Form 10-K
period 2022-12-31
DZS INC.
filed 2023-03-10
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 1, 2023, there were 31,048,773 shares outstanding of the registrant’s common stock, $0.001 par value. As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $285,798,543.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III where indicated.

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

PART I

ITEM 1. BUSINESS

DZS Inc. (“DZS” or the “Company,”) was incorporated under the laws of the state of Delaware in June 1999. The Company’s common stock is traded on The Nasdaq Global Select Market ("Nasdaq") under the symbol “DZSI”. The mailing address of our worldwide headquarters is 5700 Tennyson Parkway, Suite 400, Plano, Texas 75024, and our telephone number at that location is (469) 327-1531.

Company Overview

DZS is global provider of access and optical networking infrastructure and cloud software solutions that enable the emerging hyper-connected, hyper-broadband world and broadband experiences. The Company provides a wide array of reliable, cost-effective networking technologies and software to a diverse customer base.

We research, develop, test, sell, manufacture and support platforms in the areas of mobile transport and fixed broadband access, as discussed below. We have regional development and support centers around the world to support our customer needs. As of December 31, 2022, we employed over 765 personnel worldwide.

Our Solutions and Platforms

Our solutions and platforms portfolio include products in Access Edge, Subscriber Edge, Optical Edge, and Cloud Software.

•
Access Edge. Our DZS Velocity portfolio offers a variety of solutions for carriers and service providers to connect residential and business customers, either using high-speed fiber or leveraging their existing deployed copper networks to offer broadband services to customer premises. Once our broadband access products are deployed, the service provider can offer voice, high-definition and ultra-high-definition video, highspeed internet access and business class services to their customers. In addition, the switching and routing products we provide in this space offer a high-performance and manageable solution that bridges the gap from carrier access technologies to the core network. XCelerate by DZS increases the velocity with which service providers can leap to multi-gigabit services at scale by enabling rapid transition from Gigabit Ethernet Passive Optical Network (“GPON”) to 10 Gigabit Symmetrical Passive Optical Network (“XGS-PON”) and Gigabit Ethernet to 10 Gigabit Ethernet via any service port across a range of existing DZS Velocity chassis and 10 gigabit optimized stackable fixed form factor units.
•
Subscriber Edge. Our DZS Helix connected premises product portfolio offers a large collection of optical network terminals (“ONTs”) and smart gateway solutions for any fiber to the “x” (“FTTx”) deployment. DZS ONTs and Smart Gateway platforms are designed for high bandwidth services being deployed to the home or business. Our connected premises portfolio consists of indoor/outdoor ONTs and gateways delivering best-in-class data and WiFi throughout the premises to support FTTx applications. The product feature set gives service providers an elegant migration path from legacy to soft switch architectures without replacing ONTs.
•
Optical Edge. Our DZS Chronos and DZS Saber portfolios provide robust, manageable and scalable solution for mobile operators and service providers that enable them to upgrade their mobile fronthaul/midhaul/backhaul (“xHaul”) systems and migrate to fifth generation wireless technologies (“5G”) and beyond as well as deliver robust edge transport. DZS Chronos provides a full range of 5G-ready xHaul and coherent optical capable solutions that are open, software-defined, and field proven. Our mobile xHaul and edge transport products may be collocated at the radio access node base station and can aggregate multiple radio access node base stations into a single backhaul for delivery of mobile traffic to the radio access node network controller or be leveraged as transport vehicles for FTTx deployments. Our products support pure Ethernet switching as well as layer 3 IP and Multiprotocol Label Switching (“MPLS”), and we interoperate with other vendors in these networks. Our DZS Saber portfolio provides high bandwidth optical transport and services, enabling service providers to push high bandwidth transport closer to their subscribers near the edge of their networks. Complementary to the growth of high bandwidth technologies like XGS-PON and 5G mobile at the access edge, DZS Saber products leverage environmentally hardened dense wavelength-division multiplexing (DWDM) coherent optics to deliver transport bandwidth speeds from 100 gigabits per second (Gbps) to 400 Gbps over long distances that can be necessary to support advanced access and mobile technologies. Some DZS Saber platforms also provide additional feature such as multi-degree colorless directionless contentionless (CDC) FlexGrid reconfigurable optical add-drop multiplexer (ROADM) functionality, which allows service providers to easily adjust to changing network traffic demands.

•
Cloud Software. Our DZS Cloud platform provides software capabilities specifically in the areas of network orchestration, application slicing, automation, analytics, service assurance, and consumer broadband experience. Via our DZS Xtreme solutions we offer a commercial, carrier-grade network-slicing enabled orchestration platform complementing our position with physical network devices supporting Open RAN (“O-RAN”) and 4G/5G networks. Communications service providers are implementing software defined networking (“SDN”) and network functions virtualization (“NFV”) architectures to reduce reliance on proprietary systems and hardware, which increase service agility, flexibility, and deployment of new network services while lowering costs. Our Expresse software solution provides a clear view of multi-vendor, multi-technology access networks for both network and service assurance while monitoring, identifying, diagnosing, and fixing network problems via an artificial intelligence (AI) based recommendation engine. CloudCheck software is an advanced WiFi experience management and analytics solution that enables communications service providers to monitor, manage and optimize home WiFi networks. DZS customers are implementing experience and service assurance solutions to reduce support costs, including specifically the costs of WiFi troubleshooting and truck rolls, improve service performance and customer satisfaction, and ultimately reduce subscriber churn and increase average revenue per user (ARPU).

Industry Background

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

Trends such as Software-as-a-Service (SaaS), Cloud-based services, Internet of Things (IoT), and 5G have also increased the demand for broadband network access and customer premises solutions. All these new technologies share a common dependency on high-bandwidth communication networks and sophisticated traffic management tools. As bandwidth demands continue to increase, carriers need to continue to upgrade their network infrastructure to support such demand. The infrastructure upgrade cycle typically has the effect of moving bandwidth bottlenecks from one part of the network to another (such as a carrier’s access network, core network or data centers), depending on the selection of technology and costs.

It is widely acknowledged in the industry that a fiber-optic broadband access network is the preferred network architecture for a broadband fixed network. This network architecture is commonly called Fiber to the Premises (“FTTP”) for business subscribers or Fiber to the Home (“FTTH”) for residential subscribers. With FTTH, all services are generally delivered at the premise through smart optical networking terminal units (“ONT”). The Fiber to the Node (“FTTN”) architecture is also deployed where the fiber-optic cable terminates at a street cabinet which contains a Digital Subscriber Line Access Multiplexer (“DSLAM”) or Multiple Service Access Node (“MSAN”) that then provides higher speed services to their customers over the last mile legacy copper wireline infrastructure. With the shift away from the legacy copper telephone Time-division Multiplexing (“TDM”) switches (used in carrier networks from the 1980’s to the early 2000’s), many carriers that continue to provide services over copper wireline networks are decommissioning their legacy telephone switches and moving services over to Voice over Internet Protocol (“VoIP”) platforms via an MSAN/Softswitch solution. Our broadband access products and solutions are designed to address all these fiber configurations, commonly referred to as FTTx, by allowing carriers and service providers to either use fiber-optic networks or leverage their existing deployed copper networks to offer broadband services to customer premises. The demand for FTTx is also driven by various government sponsored broadband stimulus funding programs. These initiatives cultivate broadband opportunities around the world. Several of the most prominent initiatives are in North America, including American Rescue Plan Act (ARPA), the CARES Act, the Consolidated Appropriations Act, the Rural Digital Opportunity Fund (RDOF) and the Infrastructure Investment and Jobs Act. Global government sponsored broadband stimulus initiatives are less commonly known, though equally important in their contributions to the investment in fiber-optic broadband access network. We are benefiting from several customers that have accelerated their network investment because of government broadband stimulus programs.

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

Our Strategy

We strive to balance growth with financial discipline that specifically focuses on improving product margins, increasing recurring software and service revenue, and managing expenses to drive profitability. The principal elements of our strategy include:

•
Global Presence. We have a global customer base with active customers in more than 70 countries worldwide. We provide our network access solutions to Tier 1, national, and regional carriers in the Asia-Pacific region, the Middle East region and Europe, as well as in North America and Latin America. We leverage our global infrastructure, which includes sales offices all over the world, research and development centers in the United States of America (“United States” or “U.S.”), the Republic of Korea (“South Korea”), Vietnam, India, Spain, and Canada and inhouse and contract manufacturing capabilities in the United States, South Korea, Vietnam, and China, to support our customer base.
•
Leading FTTx Market Position. We hold a strong leadership position in the FTTx network access space. We offer customers an extensive choice of indoor and outdoor fiber demarcation and fully integrated smart gateways with telephone data, Power over Ethernet (“POE”), WiFi and over-the-top set-top box (“OTT STB”) capabilities and other service interfaces. In the FTTx optical line terminal (“OLT”) category, we offer a large portfolio of modular chassis, single platforms, and software for deployment in datacenter, central office, extended temperature environments and multi-dwelling unit (“MDU”) scenarios.
•
Technology Leadership. We believe that our future success is built upon our investment in the development of advanced communications technologies. We continue to focus on research and development to maintain our leadership position in broadband network access solutions and communications equipment. These development efforts include innovating around 5G mobile xHaul technology in collaboration with our leading Tier 1 carriers, innovating in environmentally hardened DWDM coherent optics and compact ROADM solutions to address emerging transport traffic needs, developing a new generation of SDN/NFV solutions for unified wired and wireless networks, upgrading our broadband access technology for 10 and 25/50/100 gigabyte access speeds, and introducing our cloud managed WiFi solutions and data analytics offerings. We also continue to expand and differentiate our portfolio through software investments in network orchestration, automation and slicing, a unified operating system and a subscriber experience software-as-a-service (SaaS) platform. Our software expansion and vision are designed to improve our long-term margin profile while differentiating DZS in the marketplace.
•
Strategic Mergers and Acquisitions. In addition to organic growth, we may from time to time seek to expand our operations and capabilities through strategic acquisitions.

On May 27, 2022, the Company acquired certain assets and liabilities of Adaptive Spectrum and Signal Alignment, Incorporated (“ASSIA”), an industry pioneer of broadband access quality-of-experience and service assurance software solutions (the “ASSIA Acquisition”). The core assets acquired include the CloudCheck® WiFi experience management and Expresse® access network optimization software solutions. These software solutions add powerful data analytics and network intelligence capabilities to DZS Cloud, including cloud-managed WiFi solutions, access network optimization and intelligent automation tools.

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

For the year ended December 31, 2022, one customer represented 13% of net revenue. For the year ended December 31, 2021, two customers represented 19% and 12% of net revenue, respectively. For the year ended December 31, 2020, two customers represented 14% and 13% of net revenue, respectively

Research and Development

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

We have core research and development teams located in the United States, South Korea, Vietnam, India, Spain, and Canada. In all of these centers, we develop and test both our hardware and software solutions. We continue to invest heavily in automated and scale testing capabilities for our products to better emulate our customers’ networks.

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

We are committed to investing in advanced technology research and development for new products and innovative solutions that align with our business strategy. Our research and product development expenses were $56.1 million, $47.0 million and $38.0 million in 2022, 2021 and 2020, respectively.

Intellectual Property

We seek to establish, maintain and protect our proprietary rights in our technology and products through the use of patents, copyrights, trademarks and trade secrets. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a number of patents and trademarks in the United States and in other countries, and in connection with the ASSIA Acquisition, we also acquired a significant number of software patents. There can be no assurance, however, that these rights can be successfully enforced against competitive products in every jurisdiction or any particular jurisdiction. Although we believe the protection afforded by our patents, copyrights, trademarks and trade secrets has value, the rapidly changing technology in the networking industry and uncertainties in the legal process, both domestically and internationally, make our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on the protection afforded by patent, copyright, trademark, and trade secret laws.

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

Sales and Marketing

We have a global sales presence with customers from over 70 countries, and we sell our products and services both directly and indirectly through channel partners with support from our sales force. Channel partners include distributors, value added resellers, system integrators and service providers. These partners sell directly to and service end customers and often provide additional value-added services such as system installation, technical support, and professional support services in addition to equipment sales. Our sales efforts are generally organized and sized according to geographical regions for target carriers, service providers, municipalities and enterprise customers.

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

Our backlog consists of purchase orders for products and services that we expect to ship or perform within the next year. Our backlog may fluctuate based on the timing of when purchase orders are received. As of December 31, 2022, our backlog was approximately $291.3 million, compared to $225.0 million at December 31, 2021. We consider backlog to be an indicator, but not the sole predictor, of future sales because our customers may cancel or defer orders without penalty.

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

Manufacturing and Operations

Operationally, we use a global sourcing procurement program to purchase and manage key raw materials and subassemblies through qualified suppliers, sub-contractors, original equipment and design manufacturers and electronic manufacturing service vendors. Through 2022, our manufacturing process has used a strategic combination of procurement from qualified suppliers and in-house manufacturing in Seminole, Florida, USA. In October 2022, we announced an agreement with Fabrinet, a third-party provider of electro-mechanical and electronic manufacturing and distribution services, to transition the sourcing, procurement, order-fulfillment, manufacturing and return merchandise authorization activities in the Company's Seminole facility to Fabrinet. The transition began in October 2022 and substantially completed in the beginning of 2023, whereupon the Company no longer manufactures the products it sells. We have also relied and will continue to rely on other contract manufacturers, primarily located in China and South Korea, and original design manufacturers for high volume, low mix products.

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

The outbreak of the coronavirus in China and other countries has negatively impacted our supply chain in recent months. Supply chain pricing, freight and logistics costs, availability, and extended lead-times became a challenge in 2021 as the world economy recovered from the COVID-19 pandemic and such challenges continued in to 2022. As we continue to incur elevated costs for components and expedite fees, our supply chain and operations teams continue to focus on managing through a constrained environment, thereby enabling DZS to maximize shipments despite elongated lead times. We remain cautious about continued supply chain headwinds that challenge the industry and anticipate a constrained supply chain environment to persist throughout 2023.

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

Employees

As of December 31, 2022, we employed over 765 personnel worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Website and Available Information

Our investor website address is http://investor.dzsi.com. The information on, or accessible through, our website does not constitute part of this Annual Report on Form 10-K, or any other report, schedule or document we file or furnish to the SEC. On our investor website, we make the following filings available free of charge as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Risks Directly Related to the ongoing COVID-19 Pandemic

The COVID-19 pandemic has previously adversely affected significant portions of our business and could have a material adverse effect on our financial condition and results of operations. The emergence of the Omicron and subsequent variants beginning in late 2021 with a resulting increase in COVID cases in 2022 resulted in re-implementation of various measures, including shutdowns, travel bans and restrictions, limitations on public and private gatherings, business and port closures or operating restrictions, social distancing, and shelter-in-place orders in certain regions around the world. The health effects of the pandemic and the above measures taken in response thereto have had an effect on the global economy in general and have materially impacted and will likely continue to impact the Company’s financial condition, results of operations and cash flows. We have operations in the United States, South Korea, Japan, Vietnam, India, Spain, and Canada as well as in other countries in Europe, Asia-Pacific, Middle East and Latin America, and each of these countries has taken varied measures in response to the pandemic. Restrictions on our manufacturing or support operations or workforce, similar limitations for our suppliers, and transportation restrictions or disruptions could limit our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations. Our customers have experienced, and may in the future experience, disruptions in their operations and supply chains, which can result in delayed, reduced, or cancelled orders, or collection risks, and which may adversely affect our results of operations.

We have experienced and continue to experience disruptions in our supply chain due to the impact of the COVID-19 pandemic, which has also impacted and may adversely impact our operations (including, without limitation, logistical and other operational costs) and the operations of some of our key suppliers. Supply chain pricing, freight and logistics costs, product and component availability, and extended lead-times became a challenge in 2021 and continued into 2022. If our vendors for product components are unable to meet our cost, quality, supply and transportation requirements, continue to remain financially viable or fulfill their contractual commitments and obligations, we could experience disruption in our supply chain, including shortages in supply or increases in production costs, which would materially adversely affect our results of operations. The current worldwide shortage of semiconductors and continued inflation may exacerbate these risks.

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

As of December 31, 2022, we had approximately $34.3 million in unrestricted cash and cash equivalents, including $11.3 million in cash balances held by our international subsidiaries. If we are unable to raise additional capital, we may be unable to adequately fund our existing operations. Our current liquidity condition exposes us to the following risks: (i) vulnerability to adverse economic conditions in our industry or the economy in general; (ii) limitations on our ability to adequately plan for, or react to, changes in our business and industry; and (ii) negative investor and customer perceptions about our financial stability, which could limit our ability to obtain financing or acquire customers.

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

We had a net loss of $37.4 million, $34.7 million and $23.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. Additionally, we have incurred significant losses in prior years. We have an accumulated deficit of $124.8 million as of December 31, 2022. We expect that we will continue to incur substantial product cost, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the ongoing development of our business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to acquisitions and the integration of new technologies and other acquisitions that may occur in the future. We may not be able to adequately manage costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve profitability in future periods will depend on our ability to generate and sustain higher revenue while maintaining reasonable costs and expense levels. If we fail to generate sufficient revenue to achieve profitability in future periods, we may continue to incur operating losses, which could be substantial, and our stock price could decline.

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

Sales activity in the service provider industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent to which service providers are affected by regulatory, economic and business conditions in the country of operations. Although some service providers may be increasing capital expenditures over the depressed levels that have prevailed over the last few years, weakness in orders from this industry could have a material adverse effect on our business, operations, financial condition and liquidity. Additionally, a weaker global economy could cause some of these service providers to delay or cancel planned capital expenditures. Changes in technology, competition, overcapacity, changes in the service provider market, regulatory developments, adverse economic effects caused by the COVID-19 pandemic and constraints on capital availability have had a material adverse effect on many of our service provider customers, with many of these customers going out of business or substantially reducing their expansion plans. These conditions have materially harmed our business and operating results, and we expect that some or all of these conditions may continue for the foreseeable future. Finally, service provider customers typically have longer implementation cycles; require a broader range of services including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

We depend on a limited source of suppliers for several key components. If we are unable to obtain these components on a timely basis, we will be unable to meet our customers’ product delivery requirements, which would harm our business.

We currently purchase several key components from a limited number of suppliers. If any of our limited source of suppliers become insolvent, cease business or experience capacity constraints, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedules. Our suppliers may enter into exclusive arrangements with our competitors, be acquired by our competitors, stop selling their products or components to us at commercially reasonable prices, refuse to sell their products or components to us at any price or be unable to obtain or have difficulty obtaining components for their products from their suppliers. If we do not receive critical components from our limited source of suppliers in a timely manner, we will be unable to meet our customers’ product delivery requirements. Any failure to meet a customer’s delivery requirements could materially adversely affect our business, operations, and financial condition and liquidity and could materially damage customer relationships. We may occasionally build up in inventory in response to these supply chain issues which increases the risk of inventory obsolescence. The current worldwide shortage of semiconductors may exacerbate these risks.

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

We currently have significant operations in South Korea, Japan, Vietnam, India, Spain, and Canada, as well as sales and technical support teams in various locations around the world. We continue to consider opportunities to expand our international operations in the future. The successful management and expansion of our international operations requires significant human effort and the commitment of substantial financial resources. Further, our international operations may be subject to certain risks, disruptions and challenges that could materially harm our business, operations, financial condition, and liquidity, including: (i) unexpected changes in laws, policies and regulatory requirements, including but not limited to regulations related to import-export control; (ii) trade protection measures, tariffs, embargoes and other regulatory requirements which could affect our ability to import or export our products into or from various countries; (iii) political unrest or instability, acts of terrorism or war in countries where we or our suppliers or customers have operations, including the ongoing military conflict between Russia and Ukraine and China-Taiwan tensions; (iv) political considerations that affect service provider and government spending patterns; (v) heightened political tensions between the U.S. and China regarding the COVID-19 pandemic, trade practices and intellectual property rights; (vi) differing technology standards or customer requirements; (vii) developing and customizing our products for foreign countries; (viii) fluctuations in currency exchange rates, foreign exchange controls and restrictions on cash repatriation; (ix) longer accounts receivable collection cycles and financial instability of customers; (x) requirements for additional liquidity to fund our international operations; (xi) pandemics, epidemics and other public health crises, such as the COVID-19 pandemic; (xii) difficulties and excessive costs for staffing and managing foreign operations; (xiii) ineffective legal protection of our intellectual property rights in certain countries; (xiv) potentially adverse tax consequences; and (xv) changes in a country’s or region’s political and economic conditions.

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

We conduct significant business in South Korea, Japan, Vietnam, India, Spain, and Canada, as well as in other countries in Europe, Asia-Pacific, Middle East and Latin America, all of which subject us to foreign currency exchange rate risk.

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

As of December 31, 2022, DNI owned approximately 29.4% of the outstanding shares of our common stock, representing a significant amount of the votes entitled to be cast by the holders of our outstanding common stock at a stockholder meeting. Due to its significant ownership percentage of our common stock, DNI has the ability to substantially influence or control the outcome of any matter submitted for the vote of our stockholders, including the election of directors and the approval of certain transactions. The interests of DNI may conflict with the interests of our other stockholders or with holders of our indebtedness and may cause us to take actions that our other stockholders or holders of our indebtedness do not view as beneficial.

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

There is a limited public market for our common stock. The average daily trading volume in our common stock during the 12 months ended December 31, 2022 was approximately 111,000 shares per day. We cannot provide assurances that a more active trading market will develop or be sustained. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares of our common stock could result in significant price fluctuations and it may be difficult for holders to sell their shares without depressing the market price of our common stock.

DNI, our largest stockholder, owned approximately 9.1 million shares of our common stock as of December 31, 2022 and such shares are registered with the SEC for resale. These shares are eligible for resale without restriction as to volume limitations. Our stock price could suffer a significant decline as a result of any sudden increase in the number of shares sold in the public market or market perception that the increased number of shares available for sale will exceed the demand for our common stock.

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

In 2022, we entered into a Credit Agreement, as amended from time to time, (the “Credit Agreement”) by and between the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which provided for Revolving Credit Facility in an aggregate principal amount of up to $30.0 million. On May 27, 2022, the Company entered into a First Amendment to Credit Agreement (the “Amendment”), which, among other things, provides for a Term Loan in an aggregate principal amount of $25.0 million. Refer to Note 8 Debt, in the Notes to Consolidated Financial Statements, for more detail. In November 2022 and January 2021, we also raised approximately $30.8 million and $59.5 million, respectively, in separate equity offerings. Refer to Note 9 Stockholders’ Equity, in the Notes to Consolidated Financial Statements, for more detail.

We need sufficient capital to fund our ongoing operations and may require additional financing in the future to expand our business, acquire assets or repay or refinance our existing debt. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. Any debt financing secured by us in the future could become more expensive due to rising interest rates or involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

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

Our level of indebtedness could adversely affect our business, operations, financial condition, and liquidity

In 2022, we entered into the Credit Agreement and the Amendment by and between the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. On October 31, 2022, DASAN Network Solutions, Inc., a corporation organized under the laws of the Republic of Korea, and an indirect, wholly-owned subsidiary of the Company (“DNS Korea”), entered into a Loan Agreement with Dasan Networks, Inc. ("DNI"), pursuant to which DNS Korea borrowed KRW 7.2 billion ($5.0 million USD) from DNI (the “November 2022 DNI Loan”). In the first quarter of 2023, the entire outstanding balance on this term loans was repaid and DNS Korea entered into a new short-term loan arrangement with DNI (the “February 2023 DNI Loan”) and borrowed KRW 5 billion ($4.1 million USD).

As of December 31, 2022, the Company's debt obligation under the Term Loan was $24.1 million, net of unamortized issuance cost of $0.3 million. The Company had $4.0 million outstanding borrowings and $0.1 million in letters of credit issued under the $30.0 million Revolving Credit Facility as of December 31, 2022. The Company's debt obligation under the November 2022 DNI Loan was KRW 7.2 billion ($5.7 million USD) as of December 31, 2022. We may incur additional indebtedness in the future, including additional borrowings under the Credit Agreement or other future credit facilities with other financial institutions or DNI.

Even if we are able to obtain new financing upon a default under the Credit Agreement and the February 2023 DNI Loan, it may not be on commercially reasonable terms or on terms that are acceptable to us. The level of indebtedness could have important consequences and could materially and adversely affect us in a number of ways, including:

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

The Credit Agreement, the February 2023 DNI Loan and the instruments governing our other indebtedness contain certain covenants, limitations, and conditions with respect to the Company that could restrict our ability to operate our business. The covenants include a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum liquidity covenant and minimum EBITDA, as well as financial reporting obligations, and usual and customary events of default. On February 15, 2023, the Company entered into a Second Amendment to Credit Agreement (the "Second Amendment"), which amends the Credit Agreement dated February 9, 2022 (as previously amended on May 27, 2022). The Second Amendment, among other things, suspends certain financial covenants until the fiscal quarter ending September 30, 2023. If an event of default occurs under the Credit Agreement or the February 2023 DNI Loan, as applicable, the agent and the lenders will be entitled to take various actions, including requiring the immediate repayment of all outstanding amounts, terminating commitments to make additional advances and selling our assets to satisfy the obligations under the outstanding indebtedness.

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

As part of our business strategy, we have made investments in and acquired other companies, including ASSIA in 2022, that we believe are complementary to our core business. In the future we may continue to make investments in or acquire other companies or complementary solutions or technologies. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. These transactions could also result in dilutive issuances of equity securities, the incurrence of debt or assumption of liabilities, and increase our risk of litigation exposure, which could adversely affect our operating results. In addition, if the resulting business from such a transaction fails to meet our expectations, our operating results, business, and financial condition may suffer or we may be exposed to unknown risks or liabilities.

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

Some of the risks that could affect our ability to successfully integrate acquired businesses, including ASSIA's telecommunication systems business, include those associated with: (i) failure to successfully further develop the acquired products or technology; (ii) insufficient revenues to offset increased expenses associated with acquisitions and where competitors in such markets have stronger market positions; (iii) conforming the acquired company’s standards, policies, processes, procedures and controls with our operations; (iv) difficulties in entering markets in which we have no or limited prior experience; (v) difficulties in integrating the operations, technologies, products and personnel of the acquired companies; (vi) coordinating new product and process development, especially with respect to highly complex technologies; (vii) potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after the announcement of acquisition plans or transactions; (viii) hiring and training additional management and other critical personnel; (ix) in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries; (x) increasing the scope, geographic diversity and complexity of our operations; (xi) diversion of management’s time and attention away from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions; (xii) consolidation of facilities, integration of the acquired company’s accounting, human resource and other administrative functions and coordination of product, engineering and sales and marketing functions; (xiii) the geographic distance between the companies; (xiv) failure to comply with covenants related to the acquired business; (xv) unknown, underestimated, and/or undisclosed liabilities for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, employment claims, pension liabilities, commercial disputes, tax liabilities and other known and unknown liabilities; (xvi) litigation or other claims in connection with the acquired company, including claims for terminated employees, customers, former stockholders or other third parties; and (xvii) the disruption, economic and otherwise, created by the on-going COVID-19 pandemic, including its potentially compounding effect on all the foregoing factors.

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

Through 2022, we have relied on contract manufacturers to perform a portion of the manufacturing operations for our products. In October 2022, we announced an agreement with Fabrinet, a third-party provider of electro-mechanical and electronic manufacturing and distribution services, to transition the sourcing, procurement, order-fulfillment, manufacturing and return merchandise authorization activities in the Company's Seminole, Florida facility to Fabrinet. The transition began in October 2022 and substantially completed in the beginning of 2023, whereupon the Company no longer manufactures its products. Fabrinet and other contract manufacturers we utilize build products for other companies, including our competitors. In addition, we do not have contracts in place with some of these providers and may not be able to effectively manage those relationships. We cannot be certain that our contract manufacturers will be able to fill our orders in a timely manner. We face a number of risks associated with this dependence on contract manufacturers including reduced control over delivery schedules, the potential lack of adequate capacity during periods of excess demand, poor manufacturing yields and high costs, quality assurance, increases in prices, and the potential misappropriation of our intellectual property. We have experienced in the past, and may experience in the future, problems with our contract manufacturers, such as inferior quality, insufficient quantities and late delivery of products.

We face supply chain risk, and our failure to estimate customer demand properly could result in excess or obsolete component inventories that could adversely affect our gross margins.

We have experienced, and may continue to experience supply shortages, or delays in receiving, certain component parts as a result of strong demand for the component parts and/or capacity constraints or other problems experienced by suppliers. If shortages or delays persist, the price of these components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. Conversely, we may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed. During 2021 and 2022, we experienced disruptions in our supply chain, and we anticipate that such disruptions will continue in 2023. These supply issues have limited our ability to supply demand of certain customers. It is difficult to predict the future impact of these ongoing supply issues. Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price, our gross margins could decrease. In the past we experienced component shortages that adversely affected our financial results and, in the future, may continue to experience component shortages.

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

In addition, the Company is subject to credit risk associated with the concentration of accounts receivable from its key customers. As of December 31, 2022, no customers represented more than 10% of net accounts receivable. As of December 31, 2022 the Company has an allowance for doubtful account of $13.1 million related to one customer. If one or more of the Company’s top customers were to become bankrupt or insolvent or otherwise were unable to pay for the products and services provided by the Company, including as a result of conditions created by the on-going COVID-19 pandemic, the Company may incur significant write-offs of accounts receivable or incur other impairment charges, which may have a material adverse effect on the Company’s results of operations.

We have experienced significant turnover with respect to our executives, and our business could be adversely affected by these and other transitions in our senior management team or if any future vacancies cannot be filled with qualified replacements in a timely manner.

We have experienced significant turnover on our executive team since 2018. As a result of this turnover, our remaining management team has been required to take on increased responsibilities, which could divert attention from key business areas. If we continue to experience similar turnover in the future, we may be unable to timely replace the talent and skills of our management team.

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

We have historically used equity incentives, including stock options and restricted stock units, as a key component of our employee compensation program in order to align the interests of our employees with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. If the trading price of our common stock declines, this would reduce the value of our share-based compensation to our present employees and could adversely affect our ability to retain existing or attract prospective employees. Difficulties relating to obtaining stockholder approval of equity compensation plans could also make it harder or more expensive for us to grant share-based payments to employees in the future.

Our success largely depends on our ability to retain and recruit key personnel, and any failure to do so could harm our ability to meet key objectives.

Our future success depends upon the continued services of our Chief Executive Officer and other key employees, and our ability to identify, attract and retain highly skilled technical, managerial, sales and marketing personnel who have critical industry experience and relationships that we rely on to build and operate our business. As discussed elsewhere in these Risk Factors, we have experienced significant turnover on our executive team since 2018, including the departures of our former Chief Executive Officer and Chief Financial Officer. The loss of the services of any of our key employees or executive officers could delay the development and production of our products and negatively impact our ability to maintain customer relationships, which could harm our business, operations, financial condition and liquidity.

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

We have identified a material weakness in our internal control over financial reporting, and our business may be adversely affected if we do not remediate this material weakness, or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting in the future.

In connection with their evaluation of our disclosure controls and procedures, our chief executive officer (“CEO”) and chief financial officer (“CFO”) concluded that a material weakness exists in our internal control over financial reporting. This material weakness relates to a misapplication of U.S. generally accepted accounting principles related to revenue recognition for a sales agreement with an existing customer which was subject to unique terms. Specifically, the Company’s processes, procedures and controls related to financial reporting were not effective to ensure there was comprehensive analysis, documentation and accounting review of relevant facts in connection with revenue recognition related to such transaction. We have identified a number of measures to strengthen our internal control over financial reporting and address the material weakness that we identified and corrected prior to issuance of the related financial statements. (See Item 9A. Controls and Procedures contained in this report). The existence of one or more material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, we may be unable to obtain additional financing to operate and expand our business and our business and financial condition could be harmed.

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

Our global headquarters is located in Plano, Texas, we have development centers in the U.S., South Korea, Vietnam, India, Spain, and Canada and our manufacturing partners are primarily located in the U.S., China and South Korea. These facilities are subject to disruption from natural causes beyond our control, including physical risks from tornados, severe storms, floods, other natural disaster or power shortages or outages that could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, in the event any of our facilities or the facilities of our suppliers, contract manufacturers, third-party service providers, or customers, is affected by natural disasters, such as hurricanes, earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, including the ongoing COVID-19 pandemic to the extent not already occurring, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control, our business and operating results could suffer. Disasters occurring at our or our vendors’ facilities also could impact our reputation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

In 2020, the Company moved its headquarter and established its Engineering Center of Excellence in Plano, Texas, U.S, where we lease office space. We lease facilities for manufacturing in Seminole, Florida, U.S., where we previously manufactured our low volume, high mix products. In October 2022, we started a transition of the manufacturing to Fabrinet, which was substantially completed in the beginning of 2023, whereupon the Company no longer manufactures its products. We also lease facilities for office and warehouse space in South Korea and India, and maintain offices to provide sales and customer support at various domestic and international locations. We believe that our existing facilities are suitable and adequate for our present purposes.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below is information concerning our executive officers as of December 31, 2022.

Name	Age	Position
Charles Daniel Vogt	59	Chief Executive Officer, President
Misty Kawecki	49	Chief Financial Officer
Justin Ferguson	45	Chief Legal Officer and Corporate Secretary

Charlie Vogt was appointed as the President and Chief Executive Officer of the DZS Inc., effective August 1, 2020. In addition, Mr. Vogt was elected as a member of the Board of Directors, also effective August 1, 2020. Prior to joining the Company, Mr. Vogt was most recently President and Chief Executive Officer of ATX Networks, a leader in broadband access and media distribution. From July 2013 to January 2018, Mr. Vogt served as President and Chief Executive Officer of Imagine Communications, where he directed the company through change as it evolved its core technology, including large-scale restructuring and rebranding and multiple technology acquisitions as he implemented a vision and growth strategy. Before joining Imagine Communications, Mr. Vogt was President and Chief Executive Officer of GENBAND (today known as Ribbon Communications), where he transformed the company from a startup to a global leader in voice over IP and real-time IP communications solutions. His professional career has also included leadership roles at Taqua (Tekelec), Lucent Technology (Nokia), Ascend Communications (Lucent), ADTRAN, Motorola and IBM.

Misty Kawecki was appointed to the position of Chief Financial Officer on August 2, 2021. Ms. Kawecki most recently served as Chief Financial Officer and Head of Operations at MediaKind, Inc., a large-scale media platform. Prior roles include Chief Accounting Officer at Imagine Communications, Inc., and executive roles at GENBAND (today known as Ribbon Communications) and McAfee (today is a subsidiary of Intel Corporation). She began her career at Ernst & Young LLP. She is a Certified Public Accountant and holds a Master’s Degree in accounting from Texas Tech University.

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

As of March 1, 2023, we had 379 registered stockholders of record. A substantially greater number of holders of DZS common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers or financial institutions.

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

Stock Performance Graph

The following graph and accompanying data compare the cumulative total return on our common stock with the cumulative total return of the Total Return Index for The NASDAQ Composite Market (U.S. Companies), the NASDAQ Telecommunications Index, and Russell 2000 Index for the five-year period ended December 31, 2022. The stock price performance shown on the graph below is not necessarily indicative of future price performance. This graph is not deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the Exchange Act.

Total return values were calculated based on cumulative total return assuming $100 invested on December 31, 2017 in DZS Inc. common stock, the Total Return Index for the NASDAQ Composite Market (U.S. companies), the NASDAQ Telecommunications Index, and Russell 2000 Index.

$250
$200
$150
$100
$50
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
DZS
Nasdaq Composite
Russell 2000
Nasdaq Telecommunications

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
•
Minimizing consumption of our cash and cash equivalents; and
•
Improving gross margin through a wide range of initiatives, including an increase in the mix of recurring software revenue and reducing fixed costs by outsourcing manufacturing.

2022 Highlights and Recent Developments

On February 9, 2022, the Company entered into a Credit Agreement by and between the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement originally provided for revolving loans in an aggregate principal amount of up to $30.0 million, up to $15.0 million of which is available for letters of credit, and was scheduled to mature on February 9, 2024. On May 27, 2022, the Company entered into a First Amendment to Credit Agreement, which amends the Credit Agreement dated February 9, 2022 and provides, among other things, for a Term Loan in an aggregate principal amount of $25.0 million with a maturity date of May 27, 2027 and extends the maturity date of the $30.0 million Revolving Credit Facility to May 27, 2025. On May 27, 2022, the Company borrowed the full amount of the Term Loan to finance the ASSIA Acquisition discussed below. During year ended December 31, 2022, the Company borrowed $22.0 million and repaid $18.0 million under the revolving facility. On February 15, 2023, the Company entered into a Second Amendment to Credit Agreement (the “Second Amendment”), which amends the Credit Agreement dated February 9, 2022 (as previously amended on May 27, 2022) and, among other things, modifies certain financial covenants. Refer to Note 8 Debt, in the Notes to Consolidated Financial Statements, for further information on the Second Amendment.

On May 27, 2022, the Company acquired certain assets and liabilities of ASSIA, an industry pioneer of broadband access quality-of-experience software solutions. The core assets acquired include the CloudCheck® WiFi experience management and Expresse® access network optimization software solutions. These software solutions add powerful data analytics and network intelligence capabilities to DZS Cloud, including cloud-managed WiFi solutions, access network optimization and intelligent automation tools. The initial purchase consideration was $25.0 million, including a $2.5 million holdback that will be released 13 months following the transaction close date. In October 2022, the Company agreed to pay an additional $1.35 million of purchase consideration to settle certain unresolved matters related to the ASSIA acquisition.

On September 17, 2022, DZS signed an agreement with Fabrinet, a third-party provider of electro-mechanical and electronic manufacturing and distribution services, to transition the sourcing, procurement, order-fulfillment, manufacturing and return merchandise authorization activities in the Company's Seminole, Florida facility to Fabrinet. The agreement was announced on October 4, 2022. The transition to Fabrinet began in October 2022 and substantially completed in the beginning of 2023. Post transition, the DZS Seminole, Florida-based operations, supply chain and manufacturing workforce will be reduced by approximately two-thirds and the remaining team will be relocated to an appropriately sized facility.

On November 16, 2022, we entered into an underwriting agreement to sell 2.9 million shares of Common Stock (including 0.4 million shares issued pursuant to the underwriters’ option to purchase additional shares) at a price of $11.50 per share in an underwritten public offering. The equity offering closed on November 21, 2022 and resulted in gross proceeds of approximately $33.2 million and net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $30.8 million.

Trends and Uncertainties

Over the last few years, the world has experienced a significant demand for mobile and fixed network access solutions and communications equipment that enable or support access to higher speed bandwidth access to the internet. The demand was exacerbated in 2020 by the global COVID-19 pandemic which drove a dramatic rise in remote work and learning as well as entertainment streaming. We are benefiting from these shifts in business and consumer behaviors, that represent positive, long-term opportunities for our business.

In the face of extraordinary demand across a range of industries and the impact of the COVID-19 pandemic, global supply for certain raw materials and components used in our products has experienced substantial constraint and disruption in recent periods. The current worldwide shortage of semiconductors and continued inflation have exacerbated these risks. Supply chain pricing, freight and logistics costs, product and component availability, and extended lead-times became a challenge in 2021 and continue into 2022 as the world economy recovers from the COVID-19 pandemic. We have experienced and continue to experience disruptions in our supply chain, which has adversely impacted our operations and the operations of some of our key suppliers.

We conduct significant business in South Korea, Japan, Vietnam, India, Spain, and Canada, as well as in other countries in Europe, Asia-Pacific, Middle East and Latin America, all of which subject us to foreign currency exchange rate risk. The local currencies of our significant foreign subsidiaries are the South Korean Won ("KRW"), Japanese Yen ("JPY"), Euro ("EUR), and Pound Sterling ("GBP"). Revenues and operating expenses are typically denominated in the local currency of each country and result from transactions by our operations in these countries. However, a significant portion of our international cost of sales is denominated in the U.S. Dollar (“USD”). During 2022, the USD appreciated significantly against the KRW, JPY, EUR and GBP which reduced the translated revenues, cost of sales and operating expenses transacted in local currencies, but not the USD based cost of sales, resulting in compressed margins and lower profitability. Late in 2022, exchange rates for these currencies returned to rates more comparable to historical rates.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2022.

FINANCIAL PERFORMANCE

Consolidated Results of Operations

The table below presents the historical consolidated statement of comprehensive income (loss) as a percentage of revenues and year-over-year changes (in thousands except percent change).

	Years ended December 31,						Increase (Decrease)
	2022	% of net revenue	2021	% of net revenue	2020	% of net revenue	from 2021 to 2022	from 2020 to 2021

Net revenue	$375,691	100%	$350,206	100%	$300,640	100%	7.3%	16.5%
Cost of revenue	257,335	68%	229,938	66%	203,761	68%	11.9%	12.8%
Gross profit	118,356	32%	120,268	34%	96,879	32%	(1.6)%	24.1%
Operating expenses:
Research and product development	56,124	15%	47,052	13%	37,957	12%	19.3%	24.0%
Selling, marketing, general and administrative	85,371	23%	90,241	26%	63,543	21%	(5.4)%	42.0%
Restructuring and other charges	4,617	1%	12,310	4%	—	—	(62.5)%	100.0%
Impairment of long-lived assets	827	—	1,735	1%	6,472	2%	(52.3)%	(73.2)%
Amortization of intangible assets	3,570	1%	1,182	—	1,432	1%	202.0%	(17.5)%
Total operating expenses	150,509	40%	152,520	44%	109,404	36%	(1.3)%	39.4%
Operating loss	(32,153)	(9)%	(32,252)	(10)%	(12,525)	(4)%	(0.3)%	157.5%
Interest expense, net	(1,442)	—	(238)	—	(1,958)	(1)%	505.9%	(87.8)%
Loss on extinguishment of debt	—	—	—	—	(1,369)	(1)%	—	(100.0)%
Other income (expense), net	(1,837)	—	1,020	1%	(3,729)	(1)%	(280.1)%	(127.4)%
Loss before income taxes	(35,432)	(9)%	(31,470)	(9)%	(19,581)	(7)%	12.6%	60.7%
Income tax provision	1,999	1%	3,213	1%	3,501	1%	(37.8)%	(8.2)%
Net loss	$(37,431)	(10)%	$(34,683)	(10)%	$(23,082)	(8)%	7.9%	50.3%

Net Revenue

The following table presents our revenues by source (in millions except percent change):

	Years ended December 31,			Increase (Decrease)
	2022	2021	2020	from 2021 to 2022	from 2020 to 2021
Products	$335.3	$330.1	$281.0	1.6%	17.5%
Services and software	40.4	20.1	19.6	101.0%	2.6%
Total	$375.7	$350.2	$300.6	7.3%	16.5%

Our product revenue represents revenue from sales of access networking infrastructure products including Access Edge, Optical Edge, and Subscriber Edge network solutions. Our services and software revenue represents revenue from maintenance and other professional services associated with product shipments and our Cloud Software solutions including DZS Xtreme, Expresse and CloudCheck software.

Our revenues increased 7.3% or $25.5 million to $375.7 million for 2022 compared to $350.2 million for 2021. The increase in product revenue during the period was attributable to increased sales of access networking infrastructure solutions across different product portfolios. The increase in service and software revenue was primarily due to the increased product and software sales and revenue related to the ASSIA Acquisition, partially offset by the negative impact of foreign exchange fluctuations, particularly related to revenue recorded in our South Korean and Japanese entities.

Our revenues increased 16.5% or $49.6 million to $350.2 million for 2021 compared to $300.6 million for 2020. The increase in product revenue during the period was attributable to increased sales of access networking infrastructure solutions across different product portfolios and partly as a result of recovering from the impacts of the COVID-19 pandemic in 2020. The increase in service revenue was primarily due to the increased product sales.

Our sales growth over the last few years has been positively impacted by new and existing customer demand aligned with the global GPON/XGS-PON upgrade cycle, market share gains in North America and Europe, Optical Edge and Middle Mile Broadband Network opportunities, and share capture resulting from Chinese equipment replacement initiatives. Our product revenue growth in 2023 will be influenced by our ability to secure the necessary semiconductors and components to support our backlog and market demand. We anticipate our software sales to increase in 2023 as we realize a full-year of recurring software revenue from the ASSIA Acquisition.

Information about our revenues by geography is summarized below (in millions):

	Years ended December 31,			Increase (Decrease)
	2022	2021	2020	from 2021 to 2022	from 2020 to 2021
Americas	$107.4	$101.5	$61.9	5.8%	64.0%
Europe, Middle East, Africa	79.3	70.0	64.6	13.3%	8.4%
Asia	189.0	178.7	174.1	5.8%	2.6%
Total	$375.7	$350.2	$300.6	7.3%	16.5%

Our geographic diversification reflects the combination of market demand, a strategic focus on capturing market share through new customer wins and new product introductions. As we have strategically expanded our revenue mix in North America over the past year, we continue to leverage our strength in the Asia market, particularly with Tier 1 customers in South Korea and Japan.

The increase in net revenue in both 2022 and 2021 was attributable to increased revenue in all regions driven by increased spending levels from our major customers and new customers capture. Additionally, the ASSIA Acquisition contributed $18.1 million to our revenue growth in 2022.

We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers across the regions.

Cost of Revenue and Gross Profit

Total cost of revenue increased 11.9% to $257.3 million for 2022, compared to $229.9 million for 2021. Total cost of revenue was 68.5% of net revenue for 2022, compared to 65.7% of net revenue for 2021, which resulted in a decrease in gross profit percentage to 31.5% for 2022 from 34.3% for 2021. The increase in total cost of revenue was primarily due to the increase in sales volume combined with fees paid to expedite certain product components. The gross profit percentage decrease was primarily due to the change in number and mix of products sold, including the geographic mix of those sales, negative exchange rate impacts on revenues and such expedite fees, which was partially offset by the software sales related to the ASSIA Acquisition.

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

We anticipate our gross margin to improve in 2023 as we realize a full-year of recurring software revenue from the ASSIA Acquisition, a higher proportion of revenue contribution from North America and EMEA, operating cost savings and product cost improvement resulting from our contract manufacturing transition to Fabrinet, from price increases implemented in 2021 and 2022, and a more stable foreign exchange environment.

Operating expenses

Research and Product Development Expenses: Research and development expenses include personnel costs, outside contractor and consulting services, depreciation on lab equipment, costs of prototypes and overhead allocations.

Research and product development expenses increased by 19.3% to $56.1 million for 2022 compared to $47.0 million for 2021. The increase in research and product development expenses was primarily due to strategic hiring decisions in research, development, and product line management with the intent to accelerate growth and capture market share and the ASSIA Acquisition.

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

Selling, marketing, general and administrative expenses decreased by 5.4% to $85.4 million for 2022 compared to $90.2 million for 2021. The decrease was primarily due to $14.2 million of bad debt expense recorded in the first quarter of 2021 for one customer in India. Refer to Note 1, in the Notes to Consolidated Financial Statements, for further information on the bad debt expense. The above impact was partially offset by higher stock-based compensation and strategic hiring decisions across sales and administration with the intent to accelerate growth and capture market share, along with the impact of the ASSIA Acquisition.

Selling, marketing, general and administrative expenses increased by 42.0% to $90.2 million for 2021 compared to $63.5 million for 2020. The increase in selling, marketing, general and administrative expenses was primarily due to the increase in allowance for doubtful accounts for one customer in India of $14.2 million in the first quarter of 2021. Refer to Note 1, in the Notes to Consolidated Financial Statements, for further information on the bad debt expense. The increase was also partially due to strategic hiring decisions across sales and administration with the intent to accelerate growth and capture market share, along with the impact of the Optelian and Rift acquisitions.

Restructuring and Other Charges: Restructuring and other charges for 2022 and 2021 related primarily to the strategic decisions in the third quarter of 2022 to outsource manufacturing from the Company's Seminole, Florida facility to Fabrinet, and in 2021, to transition DZS GmbH and Optelian to sales and research and development centers. In 2022, restructuring and other charges primarily related to the Fabrinet transition, including accelerated depreciation of manufacturing and facility related assets of $1.3 million, termination-related benefits of $0.7 million, loss on inventory sold to Fabrinet of $0.5 million, and other costs of $0.9 million. The Company recorded $0.8 million of restructuring costs related to DZS GmbH and Optelian, consisting primarily of logistics costs and professional services. The Company also included in restructuring and other charges approximately $0.4 million of implementation costs related to the Company’s new enterprise resource planning and reporting software. In 2021, restructuring and other charges consisted of termination-related benefits of $8.5 million, an impairment of long-lived assets charge of $2.7 million mainly related to right-of-use assets from operating leases, professional services of $0.9 million, and $0.2 million of other charges. See Note 6 Restructuring and Other Charges, in the Notes to Consolidated Financial Statements, for further information.

Impairment of Long-Lived Assets: During 2022, the Company recorded an impairment charge of $0.8 million for the right-of use assets from operating leases in connection with vacating the office space in Redwood City, California, acquired in conjunction with ASSIA Acquisition. Following the acquisition, the Company made the decision to vacate the space in Redwood City and to adopt a remote work policy in the region. During 2021, the Company recorded an impairment charge of $1.7 million for the right-of use assets from operating leases in connection with the relocation of the headquarters to Plano, Texas. See Note 13 Leases, in the Notes to Consolidated Financial Statements, for further information. During 2020, the Company recorded an impairment charge of $6.5 million for DZS GmbH intangible assets as part of the Company’s evaluation for impairment, based on a triggering event for potential impairment.

Interest Expense, net: Interest expense, net relates mainly to earnings from our cash and cash equivalents, interest expense associated with the credit facilities and amortization of debt issuance costs associated with obtaining such credit facilities. The Company recorded $1.4 million, $0.2 million and $2.0 million of interest expense, net, in 2022, 2021, and 2020, respectively.

Loss on Extinguishment of Debt: During March 2020, the Company paid the outstanding term loan borrowings in full and terminated the PNC Credit Facilities. In association with this debt repayment, the Company recorded a loss on extinguishment of debt of $1.4 million. There was no debt extinguishment related charge in 2022 and 2021.

Other Income (Expense), net: Other income (expense), net relates mainly to realized and unrealized foreign exchange gains and losses. The Company recorded $1.8 million net loss, $1.0 million net gain, and $3.7 million net loss in 2022, 2021, and 2020, respectively. The change in other income (expense), net was primarily due to foreign currency exchange rates fluctuation during the above periods.

Income Tax Provision (Benefit): We recorded an income tax expense of $2.0 million for 2022 as compared to $3.2 million and $3.5 million expense incurred in 2021 and 2020, respectively. Despite consolidated net losses, we incur income tax expense due to taxable income generated in South Korea and Japan.

Information about our effective tax rate is summarized below (in thousands except tax rate):

	Years ended December 31,
	2022	2021	2020
Income (loss) before income taxes	$(35,432)	$(31,470)	$(19,581)
Total tax provision (benefit)	1,999	3,213	3,501
Effective tax rate	-5.6%	-10.2%	-17.9%

NON-GAAP FINANCIAL MEASURES

In managing our business and assessing our financial performance, we supplement the information provided by our U.S. GAAP results with adjusted earnings before stock-based compensation, interest, taxes, and depreciation, or Adjusted EBITDA, a non-U.S. GAAP financial measure. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, net, (ii) other income and expense, (iii) provision (benefit) for taxes, (iv) depreciation and amortization, (v) stock-based compensation, and (vi) the impact of material transactions or events that we believe are not indicative of our core operating performance, such as acquisition costs, impairment of goodwill, intangibles or long-lived assets, loss on debt extinguishment, legal costs related to certain litigation, restructuring and other charges, including termination related benefits, headquarters and facilities relocation, executive transition, and bad debt expense primarily related to a large customer in India, any of which may or may not be recurring in nature. We believe that the presentation of Adjusted EBITDA enhances the usefulness of our financial information by presenting a measure that management uses internally to monitor and evaluate our operating performance and to evaluate the effectiveness of our business strategies. We believe Adjusted EBITDA also assists investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes the impact of items that we do not believe reflect our core operating performance.

During the third quarter of 2022, DZS revised its calculation of Adjusted EBITDA to exclude other income and expenses. Previously reported periods have been revised to confirm to current period presentation.

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

Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA (in thousands):

	Years ended December 31,
	2022	2021	2020
Net income (loss)	$(37,431)	$(34,683)	$(23,082)
Add (deduct):
Interest expense, net	1,442	238	1,958
Other expense (income)*	1,837	(132)	3,729
Income tax provision (benefit)	1,999	3,213	3,501
Depreciation and amortization	7,125	4,551	5,143
Stock-based compensation	15,802	8,990	4,613
Loss on debt extinguishment	—	—	1,369
Headquarters and facilities relocation	827	1,114	61
Restructuring and other charges	4,617	12,310	—
Acquisition costs	1,150	675	—
Executive transition	927	372	2,047
Litigation	36	—	—
Intangibles Impairment	—	—	6,472
Bad debt expense, net of recoveries**	(1,153)	13,957	3,119
Adjusted EBITDA	$(2,822)	$10,605	$8,930

* For the year ended December 31, 2021, previously reported Adjusted EBITDA excluded a component of Other Income related to the lease termination in Alameda. The related amount is included in the Headquarters and facilities relocation line on the net income (loss) to Adjusted EBITDA reconciliation table and is not included in Other expense (income) here.

** Refer to Note 1, in the Notes to Consolidated Financial Statements, for further details on the bad debt expense.

LIQUIDITY AND CAPITAL RESOURCES

Our operations have historically and continue to be financed through a combination of our existing cash and cash equivalents, cash generated in the business, borrowings, and equity sales.

The following table summarizes the information regarding our cash and cash equivalents and working capital (in thousands):

	December 31, 2022	December 31, 2021
Unrestricted cash and cash equivalents	$34,347	$46,666
Working capital	86,526	124,498

As of December 31, 2022, we had $86.5 million of working capital and $34.3 million in unrestricted cash and cash equivalents, which included $11.3 million in cash balances held by our international subsidiaries.

As of December 31, 2022, we had $4.0 million outstanding borrowings and $0.1 million in letters of credit issued under the $30.0 million Revolving Credit Facility, and $25.9 million was available to the Company for additional borrowings.

On November 21, 2022, the Company closed an equity offering which resulted in net proceeds to the Company of approximately $30.8 million. We expect to use the net proceeds from the public equity offering to fund all or a portion of the costs of any strategic acquisitions we determine to pursue in the future, to finance the growth of our business and for working capital and other general corporate purposes.

We continue to focus on cost management, operating efficiency and efficient discretionary spending to support our funding requirements. In addition, if necessary, we may leverage our Revolving Credit Facility or issue debt or equity securities. We may also rationalize the number of products we sell, adjust our manufacturing footprint, and reduce our operations in low margin regions, including reductions in headcount. Based on our current plans and current business conditions, we believe that these measures along with our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months from the date of this Annual Report on Form 10-K.

Our ability to meet our obligations as they become due in the ordinary course of business for the next 12 months will depend on our ability (i) to achieve forecasted results of operations, and (ii) continue to effectively manage working capital requirements. While we believe that we are likely to achieve forecasted results of operations if we are successful in implementing our business strategies, the impact of the COVID-19 pandemic, supply chain disruptions, and foreign exchange fluctuations provide great uncertainty and significant risk with respect to a potential impact on our future operations.

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Years ended December 31,
	2022	2021	2020
Consolidated Statements of Cash Flows Data
Net cash provided by (used in) operating activities	$(50,898)	$(14,326)	$5,064
Net cash used in investing activities	(28,014)	(9,483)	(2,270)
Net cash provided by financing activities	64,768	23,778	17,624
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,031)	(917)	534
Net change in cash, cash equivalents and restricted cash	(15,175)	(948)	20,952
Cash, cash equivalents and restricted cash at beginning of period	53,639	54,587	33,635
Cash, cash equivalents and restricted cash at end of period	$38,464	$53,639	$54,587

Operating Activities

Net cash used in operating activities during 2022 was $50.9 million compared with $14.3 million net cash used in operating activities during 2021. The increase in cash used in operating activities was primarily due to an increase in accounts receivable as shipments were heavily weighted toward the last month of the fourth quarter of 2022 due to component availability, and an increase in inventory purchases in anticipation of increased shipments in 2023 and as a mitigation against long lead times.

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

Investing Activities

Net cash used in investing activities during 2022 was $28.0 million compared with $9.5 million of net cash used in investing activities during 2021. This increase was primarily due to cash used in the ASSIA Acquisition in the second quarter of 2022.

Net cash used in investing activities during 2021 was $9.5 million compared with $2.3 million of net cash used in investing activities during 2020. The increase was primarily due to cash used for the Optelian and RIFT acquisitions.

Financing Activities

Net cash provided by financing activities during 2022 was $64.8 million and consisted primarily of proceeds from the equity offering, borrowing under the term loan to fund the ASSIA Acquisition, net drawings on Revolving Credit Facility, a related party term loan discussed in Note 12 to the Consolidated Financial Statements, and proceeds from exercise of stock awards, partially offset by payments of debt issuance cost and contingent consideration for the Optelian Acquisition.

Net cash provided by financing activities during 2021 was $23.8 million and consisted primarily of proceeds from the equity offering, proceeds from exercise of stock options and employee stock purchases partially offset by repayments of our short-term borrowings and related party term loans.

Net cash provided by financing activities during 2020 was $17.6 million and consisted primarily of proceeds from borrowings, proceeds from factored accounts receivable and proceeds from exercise of stock options and employee stock purchases, partially offset by a net outflow associated with the repayment of short-term borrowings and long-term debt.

Debt Facilities

On February 9, 2022, the Company entered into a Credit Agreement by and between the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement originally provided for revolving loans in an aggregate principal amount of up to $30.0 million, up to $15.0 million of which is available for letters of credit, and was scheduled to mature on February 9, 2024. The maximum amount that the Company can borrow under the Credit Agreement is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments, plus $10.0 million.

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

As of December 31, 2022, the Company's debt obligation was $24.1 million, net of unamortized issuance costs of $0.3 million and of which $1.3 million is scheduled for payment in 2023. While we believe that we are likely to achieve results of operations which would ensure loan covenant compliance, due to the potential impact of the COVID-19 pandemic, supply chain disruptions and foreign exchange fluctuations, there is a risk of non-compliance in the next 12 months and, accordingly, we have classified the entire amount as a current liability. As of December 31, 2022, the Company had $4.0 million outstanding borrowings and $0.1 million in letters of credit issued under the $30.0 million Revolving Credit Facility, and $25.9 million was available to the Company for additional borrowing. Refer to Note 8 Debt, in the Notes to Consolidated Financial Statements, for more detail about our current and past debt obligations.

On February 15, 2023, the Company entered into a Second Amendment to Credit Agreement (the “Amendment”), which amends the Credit Agreement dated February 9, 2022 (as previously amended on May 27, 2022). The Amendment, among other things, (1) modifies the financial covenants to (i) suspend the maximum leverage ratio requirement of 2.50 to 1.00 until the fiscal quarter ending September 30, 2023 and (ii) suspend the minimum fixed charge coverage ratio requirement of 1.25 to 1.00 until the fiscal quarter ending December 31, 2023, (2) adds new financial covenants to require (i) minimum liquidity of $30 million for the fiscal quarter ending March 31, 2023, $35 million for the fiscal quarters ending June 30, 2023 and September 30, 2023, and $20 million at any time until September 30, 2023, and (ii) minimum EBITDA (as defined in the Credit Facility) of ($1 million) for the fiscal quarter ending March 31, 2023 and $1 for the fiscal quarter ending June 30, 2023, (3) increases the applicable margin for adjusted term SOFR borrowings and prime rate borrowings to 4.0% and 3.0%, respectively, when the Company’s leverage ratio exceeds 2.50 to 1.00, (4) increases the commitment fee on the unused portion of the revolving commitment to 0.40% per year when the Company’s leverage ratio exceeds 2.50 to 1.00, and (5) prohibits dividends and other distributions and tightens certain covenants.

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

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of December 31, 2022, no customers represented more than 10% of net accounts receivable. Refer to Note 1 Organization and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, for further detail. Our receivables from customers in countries other than the U.S. represented 86% of accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt obligations.

Contractual Commitments and Off-Balance Sheet Arrangements

As of December 31, 2022, our future contractual commitments included operating lease obligations and purchase commitments. Future minimum operating lease obligations were $17.4 million and included operating lease payments for our office locations and manufacturing, research and development locations, which expire at various dates through 2028. Refer to Note 13 Leases, in the Notes to Consolidated Financial Statements, for more details. Our purchase order commitments were $112.6 million and included inventory purchase commitments to our contract manufacturers and component suppliers. Refer to Note 14 Commitments and Contingencies, in the Notes to Consolidated Financial Statements, for more details.

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

Interest Rate Risk

We had unrestricted cash and cash equivalents of $34.3 million and $46.7 million at December 31, 2022 and December 31, 2021, respectively. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.

Our exposure to interest rate risk includes the amount of interest we must pay on our borrowings under our JPMorgan Credit Agreement. At the Company’s option, amounts borrowed under the Credit Agreement, as amended, accrue interest at a per annum rate equal to either (i) the adjusted term SOFR rate plus a margin ranging from 3.0% to 4.0% per year or (ii) the prime rate plus a margin ranging from 2.0% to 3.0% per year, in each case depending on the Company’s leverage ratio.

As of December 31, 2022, the Company's contractual debt obligation under the Term Loan was $24.4 million. If the applicable variable interest rates changed by 200 basis points, our interest expense for 2022 would have decreased or increased by approximately $0.3 million.

Foreign Currency Exchange Risk

We have foreign currency risks related to certain of our foreign subsidiaries, primarily in Korea, Japan, Germany, and the UK. Revenues and operating expenses are typically denominated in the local currency of each country and result from transactions by our operations in these countries. However, a significant portion of our international cost of sales is denominated in the U.S. Dollar. The local currencies of our foreign subsidiaries are the South Korean Won ("KRW"), Japanese Yen ("JPY"), Euro ("EUR), and Pound Sterling ("GBP"), respectively. Fluctuations in foreign currencies create volatility in our reported results of operations. We estimate that U.S. Dollar ("USD") appreciation or depreciation of 10% relative to KRW, JPY, EUR and GBP would have led to a decrease or increase of our operating income for 2022 of approximately $12.0 million, respectively.

Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our consolidated balance sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the year ended December 31, 2022 was a net translation loss of $4.1 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss. If USD had appreciated or depreciated by 10% relative to KRW, JPY, EUR, and GBP, our net assets as of December 31, 2022 would have decreased or increased by approximately $3.0 million, respectively.

We have certain assets and liabilities, primarily inter-company loans, that are denominated in currencies other than the relevant entity’s functional currency. Our intercompany loans are primarily denominated in USD and EUR. Changes in the functional currency value of these balances create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other income (expense), net” in our consolidated statement of comprehensive income (loss). During the year ended December 31, 2022, we recognized approximately $1.2 million of expense related to the intercompany loans denominated in foreign currencies. If USD had appreciated or depreciated by 10% relative to EUR, our net income for 2022 would have decreased or increased by approximately $2.0 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DZS INC. AND SUBSIDIARIES

No financial statement schedules are required because all the relevant data is included elsewhere in these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of DZS Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DZS Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 10, 2023 expressed an adverse opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Deferred Tax Asset Valuation Allowance
Description of the Matter

As more fully described in Note 11, Income Taxes, as of December 31, 2022, the Company had deferred tax assets of $53.1 million before a valuation allowance of $49.0 million in the U.S. and foreign jurisdictions. Deferred tax assets are reduced by a valuation allowance if, based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Management’s analysis of the realizability of its deferred tax assets was critical to our audit because the assessment process by jurisdiction is complex, involves judgment, and includes assumptions that may be affected by future market or economic conditions.

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

Risk and uncertainty related to forecasted debt covenant compliance
Description of the Matter

As described in Note 8, Debt, to the consolidated financial statement, at December 31, 2022, the Company’s debt obligations under the Term Loan were $24.1 million. The Company’s Credit Agreement requires maintenance of certain financial covenants, including a leverage ratio, a fixed charge coverage ratio, minimum liquidity, and minimum EBITDA as defined in the Credit Agreement. Failure to maintain the covenants, or to obtain from the lenders a waiver of a covenant violation, would result in a default on the Credit Agreement. The Company has disclosed the risk of non-compliance with certain financial covenants in the next 12 months and presented the long-term debt obligations of $22.8 million within the current portion of long-term debt as of December 31, 2022. Auditing management’s assessment of the likelihood of compliance with the financial covenants within the one year after the balance sheet date was complex and highly judgmental. In particular, projections of adjusted EBITDA, as defined in the Credit Agreement, were sensitive to significant assumptions, primarily revenue growth rates and gross margin.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s assessment of projected compliance with the financial covenant of the Credit Agreement within one year after the balance sheet date, including the Company’s sensitivity analysis considering historical performance, current macroeconomic trends and management’s operating plan.

Our audit procedures included, among others, testing the significant assumption discussed above and the underlying data used by the Company in its forecast of adjusted EBITDA. For example, we compared the revenue growth rate and gross margin used by management to historical performance and current macroeconomics trends. We performed sensitivity analyses of certain significant assumptions to evaluate the changes in forecasted adjusted EBITDA and its effect on debt covenant compliance that would result from changes in the assumptions. We further evaluated management’s disclosure in the consolidated financial statements regarding the risks and uncertainties associated with management’s forecast.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Dallas, Texas

March 10, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

DZS Inc.

Opinion on the financial statements

We have audited the consolidated balance sheet of DZS Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 (not presented herein), the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

March 11, 2021

DZS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$34,347	$46,666
Restricted cash	3,969	6,808
Accounts receivable – trade, net of allowance for doubtful accounts of $16,184 as of December 31, 2022 and $17,735 as of December 31, 2021	153,780	86,114
Other receivables	16,144	10,621
Inventories	78,513	56,893
Contract assets	576	2,184
Prepaid expenses and other current assets	8,371	5,690
Total current assets	295,700	214,976
Property, plant and equipment, net	9,478	9,842
Right-of-use assets from operating leases	12,606	12,640
Goodwill	19,952	6,145
Intangible assets, net	31,742	5,115
Other assets	15,536	8,950
Total assets	$385,014	$257,668
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable – trade	$121,225	$64,258
Short-term debt – bank, trade facilities and secured borrowings	9,706	—
Current portion of long-term debt	24,073	—
Contract liabilities	21,777	6,091
Operating lease liabilities	4,834	4,097
Accrued and other liabilities	27,559	16,032
Total current liabilities	209,174	90,478
Long-term debt	—	—
Contract liabilities – non-current	7,864	3,044
Operating lease liabilities – non-current	11,417	12,103
Pension liabilities	11,021	16,527
Other long-term liabilities	2,806	3,609
Total liabilities	242,282	125,761
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, 36,000 shares authorized, 30,968 and 27,505 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively, at $0.001 par value	30	27
Additional paid-in capital	271,884	223,336
Accumulated other comprehensive loss	(4,351)	(4,457)
Accumulated deficit	(124,831)	(86,999)
Total stockholders’ equity	142,732	131,907
Total liabilities and stockholders’ equity	$385,014	$257,668

See accompanying notes to consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

	Years ended December 31,
	2022	2021	2020
Net revenue	$375,691	$350,206	$300,640
Cost of revenue	257,335	229,938	203,761
Gross profit	118,356	120,268	96,879
Operating expenses:
Research and product development	56,124	47,052	37,957
Selling, marketing, general and administrative	85,371	90,241	63,543
Restructuring and other charges	4,617	12,310	—
Impairment of long-lived assets	827	1,735	6,472
Amortization of intangible assets	3,570	1,182	1,432
Total operating expenses	150,509	152,520	109,404
Operating loss	(32,153)	(32,252)	(12,525)
Interest expense, net	(1,442)	(238)	(1,958)
Loss on extinguishment of debt	—	—	(1,369)
Other income (expense), net	(1,837)	1,020	(3,729)
Loss before income taxes	(35,432)	(31,470)	(19,581)
Income tax provision	1,999	3,213	3,501
Net loss	(37,431)	(34,683)	(23,082)

Foreign currency translation adjustments (a)	(4,172)	(4,046)	2,796
Actuarial gain (loss)	4,278	1,713	(981)
Comprehensive loss	$(37,325)	$(37,016)	$(21,267)
Net loss per share
Basic	$(1.33)	$(1.30)	$(1.07)
Diluted	$(1.33)	$(1.30)	$(1.07)
Weighted average shares outstanding
Basic	28,085	26,692	21,588
Diluted	28,085	26,692	21,588
(a) Includes net loss of $0.8 million, net loss of $1.2 million, and net gain of $1.4 million on intra-entity foreign currency transactions that are of a long-term investment nature for the years ended December 31, 2022, 2021, and 2020, respectively. Also includes $0.1 million reclassification of foreign currency gain related to subsidiary dissolution to Other income (expense), net for the year ended December 31, 2022.

See accompanying notes to consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance as of December 31, 2019	21,419	$21	$139,700	$(3,939)	$(29,234)	$106,548
Exercise of stock awards and employee stock plan purchases, net of shares withheld for taxes	539	1	3,684	—	—	3,685
Stock-based compensation	—	—	4,613	—	—	4,613
Net income (loss)	—	—	—	—	(23,082)	(23,082)
Other comprehensive loss	—	—	—	1,815	—	1,815
Balance as of December 31, 2020	21,958	$22	$147,997	$(2,124)	$(52,316)	$93,579
Issuance of common stock in public offering, net of issuance costs	4,600	5	59,520	—	—	59,525
Exercise of stock awards and employee stock plan purchases, net of shares withheld for taxes	947	—	6,829	—	—	6,829
Stock-based compensation	—	—	8,990	—	—	8,990
Net income (loss)	—	—	—	—	(34,683)	(34,683)
Other comprehensive loss	—	—	—	(2,333)	—	(2,333)
Balance as of December 31, 2021	27,505	$27	$223,336	$(4,457)	$(86,999)	$131,907
Cumulative effect of ASC 326 adoption	—	—	—	—	(401)	(401)
Issuance of common stock in public offering, net of issuance costs	2,884	3	30,771	—	—	30,774
Exercise of stock awards and employee stock plan purchases, net of shares withheld for taxes	579	—	1,975	—	—	1,975
Stock-based compensation	—	—	15,802	—	—	15,802
Net income (loss)	—	—	—	—	(37,431)	(37,431)
Subsidiary dissolution	—	—	—	(68)	—	(68)
Other comprehensive loss	—	—	—	174	—	174
Balance as of December 31, 2022	30,968	$30	$271,884	$(4,351)	$(124,831)	$142,732

See accompanying notes to consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(37,431)	$(34,683)	$(23,082)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,429	4,551	5,143
Impairment of long-lived assets and non-cash restructuring	827	4,425	6,472
Gain on Lease termination	—	(908)	—
Loss on extinguishment of debt	—	—	1,343
Amortization of deferred financing costs	173	12	149
Stock-based compensation	15,802	8,990	4,613
Provision for inventory write-down	4,946	4,064	5,531
Bad debt expense, net of recoveries	(229)	14,491	3,833
Provision for sales returns	2,556	1,132	1,303
Provision for warranty	656	798	1,072
Unrealized loss (gain) on foreign currency transactions	448	335	2,875
Subsidiary dissolution	(68)	—	—
Loss (gain) of disposal of property, plant and equipment	(135)	(468)	18
Deferred taxes	—	1,329	316
Changes in operating assets and liabilities:
Accounts receivable	(68,575)	(6,624)	(18,782)
Other receivable	(9,520)	(4,780)	822
Inventories	(28,219)	(23,241)	(6,916)
Contract assets	1,488	3,915	11,341
Prepaid expenses and other assets	(6,363)	(2,965)	703
Accounts payable	61,697	19,092	11,136
Contract liabilities	1,031	2,215	13
Accrued and other liabilities	1,589	(6,006)	(2,839)
Net cash provided by (used in) operating activities	(50,898)	(14,326)	5,064
Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment and other assets	165	561	—
Purchases of property, plant and equipment	(4,532)	(5,585)	(2,270)
Acquisition of business, net of cash acquired	(23,647)	(4,459)	—
Net cash used in investing activities	(28,014)	(9,483)	(2,270)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offerings, net of issuance costs	30,774	59,525	—
Proceeds from long-term borrowings	25,000	—	—
Repayments of long-term borrowings	(625)	—	(13,125)
Proceeds from short-term borrowings and line of credit, net	4,000	—	13,774
Repayments of short-term borrowings and line of credit, net	—	(13,278)	(16,696)
Proceeds from related party term loan	5,041	—	18,341
Repayments of related party term loan	—	(29,298)	—
Payments for debt issue costs	(839)	—	—
Payments of contingent consideration	(558)	—	—
Proceeds from factored accounts receivable	—	—	11,645
Proceeds from exercise of stock awards and employee stock plan purchases	1,975	6,829	3,685
Net cash provided by financing activities	64,768	23,778	17,624
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,031)	(917)	534
Net change in cash, cash equivalents and restricted cash	(15,175)	(948)	20,952
Cash, cash equivalents and restricted cash at beginning of period	53,639	54,587	33,635
Cash, cash equivalents and restricted cash at end of period	$38,464	$53,639	$54,587

Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	$34,347	$46,666	$45,219
Restricted cash	3,969	6,808	9,200
Long-term restricted cash	148	165	168
	$38,464	$53,639	$54,587

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest – bank and trade facilities	$1,177	$83	$788
Interest – related party	$65	$108	$981
Income taxes	$1,017	$3,029	$2,645

See accompanying notes to consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies

(a) Description of Business

DZS Inc. (referred to, collectively with its subsidiaries, as “DZS” or the “Company”) is a global provider of access and optical networking infrastructure and cloud software solutions that enable the emerging hyper-connected, hyper-broadband world and broadband experiences. The Company provides a wide array of reliable, cost-effective networking technologies and software to a diverse customer base.

DZS was incorporated under the laws of the state of Delaware in June 1999. The Company is headquartered in Plano, Texas with contract manufacturers located in the U.S., China, India, and Korea. The Company maintains offices to provide sales and customer support at global locations. Through 2022, we have also used our manufacturing facility in Seminole, Florida. In October 2022, we announced an agreement with Fabrinet, a third-party provider of electro-mechanical and electronic manufacturing and distribution services, to transition the sourcing, procurement, order-fulfillment, manufacturing and return merchandise authorization activities in the Company's Seminole facility to Fabrinet. The transition began in October 2022 and substantially completed in the beginning of 2023, whereupon the Company no longer manufactures its products.

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

(c) Related Party Transactions

The financial statements include disclosures of material related party transactions. However, disclosure of transactions that are eliminated in the preparation of consolidated financial statements are not required to be disclosed. As of December 31, 2022, DASAN Networks, Inc. (“DNI”) owned approximately 29.4% of the outstanding shares of the Company's common stock. See Note 12 Related Party Transactions for additional information about related party transactions.

(d) Risks and Uncertainties

The accompanying consolidated financial statements have been prepared in con(d) Risks and Uncertaintiesformity with U.S. GAAP, assuming the Company will continue as a going concern.

The Company had a net loss of $37.4 million, $34.7 million, and $23.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, the Company had an accumulated deficit of $124.8 million and working capital of $86.5 million. As of December 31, 2022, the Company had $38.5 million in cash and cash equivalents, which included $13.6 million in cash balances held by its international subsidiaries.

Based on the Company's current plans and current business conditions, the Company believes that its existing cash, cash equivalents and available credit facility will be sufficient to satisfy its anticipated cash requirements for at least the next 12 months from the date of this Annual Report on Form 10-K.

The COVID-19 pandemic continued to adversely affect significant portions of our business and our financial condition and results of operations in 2022. The emergence of the Omicron variant in late 2021 with a resulting increase in COVID cases in 2022 resulted in re-implementation of various measures, shutdowns, including travel bans and restrictions, limitations on public and private gatherings, business and port closures or operating restrictions, social distancing, and shelter-in-place orders. The health effects of the pandemic and the above measures taken in response thereto have had an effect on the global economy in general and have materially impacted and will likely continue to impact the Company’s financial condition, results of operations and cash flows. Given the ongoing and dynamic nature of the virus and its variants, and the worldwide response related thereto, it is difficult to predict the full impact of the COVID-19 pandemic on our business.

We have experienced and continue to experience disruptions in our supply chain due to the pandemic, which has also impacted and may adversely impact our operations and the operations of some of our key suppliers. Supply chain pricing, freight and logistics costs, product and component availability, and extended lead-times became a challenge in 2021 and continue into 2022 as the world economy recovers from the COVID-19 pandemic. As we continue to incur elevated costs for components and expedite fees, our supply chain and operations teams continue to focus on managing through a constrained environment, thereby enabling DZS to maximize shipments despite elongated lead times. We remain cautious about continued supply chain headwinds that challenge the industry and anticipate a constrained supply chain environment to persist throughout 2023.

We conduct significant business in South Korea, Japan, Vietnam, India, Spain, and Canada, as well as in other countries in Europe, Asia-Pacific, Middle East and Latin America, all of which subject us to foreign currency exchange rate risk. The local currencies of our significant foreign subsidiaries are the South Korean Won ("KRW"), Japanese Yen ("JPY"), Euro ("EUR), and Pound Sterling ("GBP"). Revenues and operating expenses are typically denominated in the local currency of each country and result from transactions by our operations in these countries. However, a significant portion of our international cost of sales is denominated in the U.S. Dollar (“USD”). During 2022, the USD appreciated significantly against the KRW, JPY, EUR and GBP which reduced the translated revenues, cost of sales and operating expenses transacted in local currencies, but not the USD based cost of sales, resulting in compressed margins and lower profitability. Late in 2022, exchange rates for these currencies returned to rates more comparable to historical rates.

As of December 31, 2022, the Company's debt obligation was $24.1 million, net of unamortized issuance costs of $0.3 million and of which $1.3 million is scheduled for payment in 2023. While we believe that we are likely to achieve results of operations which would ensure loan covenant compliance, due to the potential impact of the COVID-19 pandemic, supply chain disruptions and foreign exchange fluctuations, there is a risk of non-compliance in the next 12 months and, accordingly, we have classified the entire amount as a current liability. While the borrowings under the term loan are currently classified as a current liability, the Company believes that it will maintain liquidity in the next 12 months after the balance sheet date to support its operations.

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

For the year ended December 31, 2022, one customer represented 13% of net revenue. For the year ended December 31, 2021, two customers represented 19% and 12% of net revenue, respectively. For the year ended December 31, 2020, two customers represented 14% and 13% of net revenue, respectively.

As of December 31, 2022, no customer represented more than 10% of net accounts receivable. As of December 31, 2021, two customers represented 26% and 10% of net accounts receivable, respectively.

As of December 31, 2022, and December 31, 2021, net accounts receivable from customers in countries other than the United States represented 86% and 79%, respectively.

In 2017, the Company entered into an agreement with a customer in India to supply product for a state sponsored broadband project. The Company substantially completed its obligations under the agreement in 2018. The Company billed the customer, which is a state government sponsored entity, approximately $59.0 million and collected payments of approximately $41.7 million by December 31, 2020. In late March 2021, the customer’s state government parent experienced difficulty passing a budget impacting the ability of the customer to make remaining agreed-upon payments to us. In light of this development, the Company recorded an allowance that covered the entire balance unpaid by the customer. Subsequent to March 2021, the Company recovered approximately $2.4 million of accounts receivable related to the customer. As of December 31, 2022 the Company has a recorded allowance for doubtful accounts of $13.1 million related to this receivable. The Company will continue to pursue collection of the entire outstanding balance and any amounts collected will be recognized in the period which they are received. In the event the Company’s efforts to collect from this customer prove unsuccessful, DZS may seek payment through other means, including through legal action.

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

Financing

The Company applies the practical expedient not to adjust the promised amount of consideration for the effects of a financing component if the Company expects, at contract inception, that the period between when the Company transfers a good or service to the customer and when the customer pays for the good or service will be one year or less. During the years ended December 31, 2022, 2021, and 2020, such financing components were not significant.

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

Disaggregation of Revenue

The following table presents the revenues by source (in thousands):

	Years ended December 31,
	2022	2021	2020
Products	$335,258	$330,093	$280,988
Services and software	40,433	20,113	19,652
Total	$375,691	$350,206	$300,640

The following table present revenues by geographical region (in thousands):

	Years ended December 31,
	2022	2021	2020
Americas	$107,392	$101,473	$61,900
Europe, Middle East, Africa	79,286	70,046	64,580
Asia	189,013	178,687	174,160
Total	$375,691	$350,206	$300,640

(g) Allowances for Doubtful Accounts and Sales Returns

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments for amounts owed to the Company. The allowance for doubtful accounts is recorded as an expense under selling, marketing, general and administrative expenses. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts based upon the expected collectability of accounts receivable using historical loss rates adjusted for customer-specific factors and current economic conditions. The Company determines historical loss rates on a rational and systematic basis. The Company performs periodic assessments of its customers’ liquidity and financial condition through analysis of information obtained from credit rating agencies, financial statement review and historical and current collection trends. Though the allowance for doubtful accounts at each balance sheet date represents the Company’s best estimate at that point in time, an increase or decrease to the allowance for doubtful accounts may be required in the future based on updated historical loss rates, customer-specific factors and economic conditions or if previously reserved balances have been collected.

Activity under the Company’s allowance for doubtful accounts is comprised as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Balance at beginning of year	$17,735	$3,954	$393
Charged to expense, net of recoveries	(229)	14,491	3,833
Utilization and write off	(117)	(126)	(331)
Cumulative effect of ASC 326 adoption	401	—	—
Foreign exchange impact	(1,606)	(584)	59
Balance at end of year	$16,184	$17,735	$3,954

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

Activity under the Company’s allowance for sales returns is comprised as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Balance at beginning of year	$873	$390	$343
Charged to revenue	2,556	1,132	1,303
Utilization and write off	(2,279)	(649)	(1,256)
Balance at end of year	$1,150	$873	$390

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

(j) Comprehensive Income (Loss)

There have been no material items reclassified out of accumulated other comprehensive income (loss) and into net income (loss). The Company’s other comprehensive income (loss) for the years ended December 31, 2022, 2021, and 2020 is primarily comprised of foreign currency translation gains and losses and actuarial gains and losses from the Company’s pension liabilities.

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

(m) Goodwill and Other Intangible Assets

Goodwill and other acquisition-related intangible assets not subject to amortization are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The quantitative goodwill impairment test is a two-step process with step one requiring the comparison of the reporting unit's estimated fair value with the carrying amount of its net assets. If necessary, step two of the impairment test determines the amount of goodwill impairment to be recorded when the reporting unit's recorded net assets exceed its fair value. The Company performs its annual impairment testing as of October 31.

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

(o) Stock-Based Compensation

Stock-based compensation cost is measured at the grant date of the awards based on the estimated fair value of the awards. The Company determines the fair value of restricted stock units based on the Company’s stock price on the date of grant. The Company uses the Black Scholes model to estimate the fair value of options, which is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company's expected stock price volatility over the expected term of the awards, risk-free interest rates and expected dividends. The expected stock price volatility is based on the weighted average of the historical volatility of the Company's common stock over the most recent period commensurate with the estimated expected life of the Company's stock options. The expected term of options granted is determined based on SAB 107 simplified method. Risk-free interest rates reflect the yield on zero-coupon United States Treasury securities.

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

(r) Research and Development Costs

ASC 985-20 requires the capitalization of certain software development costs that are incurred subsequent to the date technological feasibility is established and prior to the date the product is generally available for sale. DZS defines technological feasibility as being attained at the time a working model is completed. There is generally no significant passage of time between achievement of technological feasibility and the availability of our software for general release, and software development costs qualifying for capitalization have been insignificant. Accordingly, DZS has not capitalized any software development costs. The Company expenses all software development costs as incurred and includes such amounts within research and development expense on the consolidated statements of comprehensive income (loss).

(s) Cloud Computing Costs

The Company capitalizes certain implementation costs related to the development stage of cloud computing arrangements. Costs related to the preliminary project stage and post-implementation phase are expensed as incurred. Cloud computing costs capitalized are included into other assets on the consolidated balance sheets. Capitalized cloud computing costs are amortized using the straight-line amortization method over the estimated term of hosting arrangements.

(t) Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments (if any) with original maturities of less than three months.

(u) Leases

The Company determines if an arrangement is a lease at inception. Payments under the Company’s lease arrangements are primarily fixed. The Company accounts for lease components and non-lease components as a single lease component. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the right-of-use assets or lease liabilities. The Company has real estate leases which require payments for common area maintenance, which are expensed as incurred as variable lease costs and hence are not included in the lease payments used to calculate lease liability. Other real estate leases contain fixed payments for common area maintenance, which are considered part of the lease payment and included in the right-of-use assets and lease liabilities. Lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate, because the interest rate implicit in our leases is not readily determinable. The Company’s incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments. The Company’s lease terms include periods under options to extend the lease when it is reasonably certain that we will exercise that option.

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

(2) Business Combinations

ASSIA Acquisition

On May 27, 2022, the Company acquired certain assets and liabilities of Adaptive Spectrum and Signal Alignment, Incorporated (“ASSIA”), an industry pioneer of broadband access quality-of-experience and service assurance software solutions (the “ASSIA Acquisition”). The core assets acquired include the CloudCheck® WiFi experience management and Expresse® access network optimization software solutions. These software solutions add powerful data analytics and network intelligence capabilities to DZS Cloud, including cloud-managed WiFi solutions, access network optimization and intelligent automation tools. The CloudCheck® and Expresse® solutions are currently deployed in over 125 million connected homes globally, and many of these connections now represent recurring software revenue opportunities for DZS.

The initial purchase consideration was $25.0 million, including a $2.5 million holdback that will be released in 13 months following the transaction close date. In October 2022, the Company agreed to pay an additional $1.35 million of purchase consideration to settle certain unresolved matters related to the ASSIA Acquisition.

The acquisition was recorded as a business combination with valuation of the assets acquired and liabilities assumed recorded at their acquisition date fair value determined using level three inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Due to the complexity of the valuation of the assets acquired and the liabilities assumed, and the timing of these activities, certain amounts included in the consolidated financial statements, including working capital, long-lived assets, intangible assets, deferred taxes and goodwill, are provisional and subject to additional adjustments within the measurement period as permitted by Topic 805. In the third and the fourth quarters of 2022, we recorded measurement-period adjustments related to purchase consideration, working capital, and intangible assets acquired. These adjustments resulted into $9.0 million reduction of goodwill. The adjustments did not have a material impact on the amortization expense recorded in the previous quarters for intangible assets acquired.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the ASSIA Acquisition (in thousands), prepared on a provisional basis:

Provisional allocation of purchase consideration
Cash and cash equivalents	$203
Accounts receivable	2,322
Other assets	407
Right-of-use assets	2,172
Property, plant and equipment	232
Intangible assets	30,200
Accounts payable	(75)
Contract liabilities	(19,550)
Operating lease liabilities	(2,612)
Accrued and other liabilities	(756)
Goodwill	13,807
Total purchase consideration	$26,350

The purchase price allocation resulted in the recognition of goodwill of approximately $13.8 million, which included the experienced workforce and the expected synergies from combining operations. The Company expects no goodwill to be deductible for tax purposes.

The following table represents the preliminary estimated fair value and useful lives of identifiable intangible assets acquired (estimated fair value in thousands):

	Estimated	Estimated
	fair value	useful life
Intangible assets acquired
Customer relationships	$18,600	15 years
Customer backlog	5,100	10 years
Developed technology	6,200	5 - 7 years
Tradenames	300	10 years
Total intangible assets	$30,200

We included $18.1 million of revenue generated by ASSIA since the acquisition date in the Company’s consolidated statements of comprehensive income (loss) for the reporting period.

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

The Company classifies its contingent liability from Optelian acquisition within Level 3 as it includes inputs not observable in the market. The Company estimates the fair value of contingent consideration as the present value of the expected contingent payments, determined using the revenue forecast for certain Optelian products through the end of 2023. The fair value of contingent liability is generally sensitive to changes in the revenue forecast during the payout period. The change in the respective fair value is included in selling, marketing, general and administrative expenses on the consolidated statement of comprehensive income (loss).

The following table reconciles the beginning and ending balances of the Company’s Level 3 contingent liability (in thousands):

	Year ended December 31,
	2022	2021
Balance at the beginning of the period	$2,121	$—
Initial fair value of contingent liability	—	1,897
Cash payments	(558)	—
Net change in fair value	(407)	224
Balance at the end of the period	$1,156	$2,121

(4) Cash and Cash Equivalents and Restricted Cash

As of December 31, 2022 and 2021, the Company's cash, cash equivalents, and restricted cash consisted of financial deposits. Cash, cash equivalents and restricted cash held within the U.S. totaled $24.9 million and $22.3 million as of December 31, 2022 and December 31, 2021, respectively. Cash and cash equivalents held within the U.S. are held at FDIC insured depository institutions. Cash, cash equivalents and restricted cash held outside the U.S. totaled $13.6 million and $31.3 million as of December 31, 2022 and December 31, 2021, respectively. Restricted cash consisted primarily of cash collateral for performance bonds and warranty bonds. Long term restricted cash was $0.1 million and $0.2 million as of December 31, 2022 and December 31, 2021, respectively, and is included in other assets on the consolidated balance sheets.

(5) Balance Sheet Detail

Balance sheet detail as of December 31, 2022 and 2021 is as follows (in thousands):

Inventories

	As of December 31,
	2022	2021
Raw materials	$37,354	$34,512
Work in process	1,050	1,427
Finished goods	40,109	20,954
Total inventories	$78,513	$56,893

Property, plant and equipment

	As of December 31,
	2022	2021
Machinery and equipment	$17,214	$14,278
Leasehold improvements	5,683	5,219
Computers and software	4,713	3,217
Furniture and fixtures	1,748	1,771
Construction in progress and other	1,264	2,937
	30,622	27,422
Less: accumulated depreciation and amortization	(21,062)	(17,394)
Less: government grants	(82)	(186)
Total property, plant and equipment, net	$9,478	$9,842

Depreciation expense associated with property, plant and equipment was $4.9 million, $2.9 million and $2.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022, other assets included $10.5 million of capitalized cloud computing implementation costs related to the Company's enterprise resource planning and reporting software as compared to $4.2 million as of December 31, 2021.

Accrued and other liabilities

	As of December 31,
	2022	2021
Accrued taxes payable	$6,214	$2,306
Accrued compensation	8,897	7,230
Accrued acquisition holdback	2,500	321
Accrued warranty	1,896	1,981
Accrued sales returns	1,150	873
Other accrued expenses	6,902	3,321
	$27,559	$16,032

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. The Company’s standard warranty period is one year from the date of shipment with the ability for customers to purchase an extended warranty of up to five years from the date of shipment.

The following table summarizes the activity related to the product warranty liability:

	Years ended December 31,
	2022	2021	2020
Balance at the beginning of the period	$1,981	$1,522	$1,611
Charged to cost of revenue	656	798	1,072
Claims and settlements	(704)	(404)	(1,189)
Foreign exchange impact	(37)	65	28
Balance at the end of the period	$1,896	$1,981	$1,522

Contract Balances

The opening and closing balances of current and long-term contract assets and contract liabilities related to contracts with customers are as follows:

	Contract assets	Contract liabilities
December 31, 2021	$2,184	$9,135
December 31, 2022	576	29,641
Increase (decrease)	$(1,608)	$20,506

The decrease in contract assets during the year ended December 31, 2022 was primarily due to the invoicing of certain unbilled balances where revenue recognition criteria have been met as of December 31, 2021.

The increase in contract liabilities during 2022 was primarily due to the assumption of ASSIA contract liabilities in conjunction with the ASSIA Acquisition. Refer to Note 2 Business Combinations for further information. The amount of revenue recognized during the year ended December 31, 2022 that was included in the prior period contract liability balance was $6.0 million. This revenue consists of services provided to customers who had been invoiced prior to the current year. We expect to recognize approximately 73% of outstanding contract liabilities as revenue over the next 12 months and the remainder thereafter.

The balance of contract cost deferred at December 31, 2022 and 2021 was $1.0 million and $0.8 million, respectively. During the year ended December 31, 2022, the Company recorded $0.7 million in amortization related to contract cost deferred as of December 31, 2021.

(6) Restructuring and other charges

In 2021, the Company made the strategic decision to relocate manufacturing functions of DZS GmbH and Optelian to Seminole, Florida and to transition the above subsidiaries to sales and research and development centers. The Company incurred approximately $13.1 million of restructuring and other charges since the beginning of its restructuring activities in the first quarter of 2021. For the year ended December 31, 2022, the Company recorded $0.8 million of restructuring related costs, consisting primarily of logistics costs and professional services related to legal and accounting support. For the year ended December 31, 2021, the Company recorded $12.3 million of restructuring related costs, consisting of termination-related benefits of $8.5 million, an impairment of long-lived assets charge of $2.7 million primarily related to right-of-use assets from operating leases, and other costs of $1.1 million. As of December 31, 2022, the Company paid in full its liability related to termination benefits associated with DZS GmbH and Optelian restructuring.

On September 17, 2022, DZS signed an agreement with Fabrinet, a third-party provider of electro-mechanical and electronic manufacturing and distribution services, to transition the sourcing, procurement, order-fulfillment, manufacturing and return merchandise authorization activities in the Company’s Seminole, Florida facility to Fabrinet. The agreement was announced on October 4, 2022. The transition to Fabrinet began in October 2022 and substantially completed in the beginning of 2023. Post transition, the DZS Seminole, Florida-based operations, supply chain and manufacturing workforce will be reduced by approximately two-thirds and the remaining team will be relocated to an appropriately sized facility. For the year ended December 31, 2022, the Company recorded $3.4 million of restructuring related costs, consisting of accelerated depreciation of manufacturing related assets of $1.3 million, termination-related benefits of $0.7 million, loss on inventory sold to Fabrinet of $0.5 million, and other costs of $0.9 million. The Company accounted for the one-time employee termination benefits in accordance with ASC 420, Exit or Disposal Cost Obligations, and recognized the respective liability when the final terms of the benefit arrangement were communicated to the affected employees. As of December 31, 2022, the Company had $0.7 million liability related to termination benefits associated with Seminole restructuring.

The Company also included into restructuring and other charges approximately $0.4 million of implementation costs related to the Company’s new enterprise resource planning and reporting software.
(7) Goodwill and Intangible Assets

The following table summarizes the activity related to Goodwill (in thousands):

	As of December 31,
	2022	2021
Balance at the beginning of the period, gross	$7,148	$4,980
Accumulated impairment at the beginning of the period	(1,003)	(1,003)
Goodwill from acquisitions	13,807	2,168
Foreign exchange impact	—	—
Balance at the end of the period	$19,952	$6,145

The accumulated impairment of goodwill was $1.0 million as of both December 31, 2022 and 2021. The Company recognized no impairment loss for goodwill for the years ended December 31, 2022, 2021, and 2020.

During the year ended December 31, 2022, the Company recorded goodwill of $13.8 million related to the ASSIA Acquisition. Refer to Note 2 Business Combinations for further information.

Intangible assets consisted of the following (in thousands except for years):

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
Customer relationships	$24,330	$(4,759)	$19,571	13.2 years
Customer backlog	5,100	(506)	4,594	9.4 years
Developed technology	11,207	(4,463)	6,744	5.0 years
In-process research and development	890	(340)	550	3.1 years
Tradenames	300	(17)	283	9.4 years
Total intangible assets, net	$41,827	$(10,085)	$31,742	10.7 years

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
Developed technology	$5,007	$(3,464)	$1,543	4.1 years
Customer relationships	5,730	(2,886)	2,844	4.6 years
In-process research and development	890	(162)	728	4.1 years
Total intangible assets, net	$11,627	$(6,512)	$5,115	4.4 years

During the year ended December 31, 2022, the Company recorded $18.6 million, $5.1 million, $6.2 million and $0.3 million in customer relationships, orders backlog, developed technology, and tradenames, respectively, related to the ASSIA Acquisition. Refer to Note 2 Business Combinations for further information.

Amortization expense associated with intangible assets was $3.6 million, $1.6 million, and $3.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

During 2020, the Company recorded an impairment charge of $6.5 million for DZS GmbH intangible assets as part of the Company’s evaluation for impairment, utilizing a present value cash flow model to determine the fair value of the intangible assets. The Company determined that the intangible assets related to DZS GmbH were impaired, due to the financial performance of the reporting unit and loss of a significant customer. The impairment expense was comprised of $3.3 million for developed technology, $2.3 million for customer relationships, and $0.9 million for trade names, respectively. The impairment charge is included in impairment of long-lived assets on the consolidated statements of comprehensive income (loss). The Company did not identify any triggering events for potential impairment of intangible assets in 2022 and 2021.

As of December 31, 2022, expected future amortization expense for the years indicated was as follows (in thousands):

2023	$5,283
2024	5,283
2025	5,277
2026	4,095
2027	3,143
Thereafter	8,661
Total	$31,742

(8) Debt

JPMorgan Credit Facility

On February 9, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) by and between the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement originally provided for revolving loans (the "Revolving Credit Facility") in an aggregate principal amount of up to $30.0 million, up to $15.0 million of which is available for letters of credit, and was scheduled to mature on February 9, 2024. The maximum amount that the Company can borrow under the Credit Agreement is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments, plus $10.0 million.

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

On May 27, 2022, the Company borrowed the full amount of the Term Loan to finance the ASSIA Acquisition. As of December 31, 2022, the Company's debt obligation under the Term Loan was $24.1 million, net of unamortized issuance cost of $0.3 million. The Company had $4.0 million outstanding borrowings and $0.1 million in letters of credit issued under the $30.0 million Revolving Credit Facility as of December 31, 2022, and $25.9 million was available to the Company for additional borrowing. The Company had no debt obligation as of December 31, 2021.

On February 15, 2023, the Company entered into a Second Amendment to Credit Agreement (the "Second Amendment"), which amends the Credit Agreement dated February 9, 2022 (as previously amended on May 27, 2022). The Second Amendment, among other things, (1) modifies the financial covenants to (i) suspend the maximum leverage ratio requirement of 2.50 to 1.00 until the fiscal quarter ending September 30, 2023 and (ii) suspend the minimum fixed charge coverage ratio requirement of 1.25 to 1.00 until the fiscal quarter ending December 31, 2023, (2) adds new financial covenants to require (i) minimum liquidity of $30 million for the fiscal quarter ending March 31, 2023, $35 million for the fiscal quarters ending June 30, 2023 and September 30, 2023, and $20 million at any time until September 30, 2023, and (ii) minimum EBITDA (as defined in the Credit Facility) of ($1 million) for the fiscal quarter ending March 31, 2023 and $1 for the fiscal quarter ending June 30, 2023, (3) increases the applicable margin for adjusted term SOFR borrowings and prime rate borrowings to 4.0% and 3.0%, respectively, when the Company’s leverage ratio exceeds 2.50 to 1.00, (4) increases the commitment fee on the unused portion of the revolving commitment to 0.40% per year when the Company’s leverage ratio exceeds 2.50 to 1.00, and (5) prohibits dividends and other distributions and tightens certain covenants.

Due to the risk of non-compliance with certain financial covenants in the next 12 months, we presented our long-term debt obligation of $22.8 million within the current portion of long-term debt on the consolidated balance sheet as of December 31, 2022.

As of December 31, 2022, the future principal maturities of the Term Loan for each of the next five years are as follows (in thousands):

2023	$1,250
2024	1,563
2025	1,875
2026	2,188
2027	17,499
Total	$24,375

Related Party Debt

On October 31, 2022, DNS Korea, the Company’s wholly-owned subsidiary, entered into a Loan Agreement with DNI (the “November 2022 DNI Loan”). The November 2022 DNI Loan was negotiated and approved on behalf of the Company and its subsidiaries by the audit committee of the Board of Directors of the Company which consists of directors determined to be independent from DNI. The November 2022 DNI Loan consists of a term loan in the amount of KRW 7.2 billion ($5.0 million USD), with interest payable monthly at an annual rate of 6.0% and maturing on January 31, 2023. No principal payments are due on the November 2022 DNI Loan until the maturity date, but DNS Korea may prepay the loan, or a portion thereof, without penalty. As of December 31, 2022, KRW 7.2 billion ($5.7 million USD) was outstanding.

As security for the November 2022 DNI Loan, DNS Korea granted a security interest to DNI in inventory of KRW 28.2 billion ($22.4 million USD) in its Janghowon warehouse, which should be maintained at a minimum of KRW 10.0 billion ($7.9 million USD), and account receivable for 2 certain customers in the amount to KRW 20 billion ($15.8 million USD). In the first quarter of 2023, the entire outstanding balance on this term loans was repaid and DNS Korea entered into a new short-term loan arrangement with DNI and borrowed KRW 5 billion ($4.1 million USD).

During prior periods, certain of the Company's subsidiaries entered into term loan arrangements with DNI. In the first quarter of 2021, the entire outstanding balance of $29.8 million on these term loans was repaid. Interest expense on related party borrowings was $0.1 million, $0.1 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2021, the Company had no borrowings outstanding from related parties.

(9) Stockholders’ Equity

General

The Company has authorized the issuance of 36 million shares of common stock and 25 million shares of preferred stock, with a par value of $0.001. As of December 31, 2022, the Company had 31 million shares of common stock issued and outstanding. As of December 31, 2022, the Company had reserved 5.0 million shares of common stock for the issuance of options and restricted stock units granted under the Company’s 2017 Stock Incentive Plan and Non-Qualified Inducement Stock Option Grant, and for the issuance of shares under the Company's 2018 Employee Stock Purchase Plan. The Company did not issue any shares of preferred stock as of December 31, 2022.

On November 16, 2022, we entered into an underwriting agreement to sell 2.9 million shares of Common Stock (including 0.4 million shares issued pursuant to the underwriters’ option to purchase additional shares) at a price of $11.50 per share in an underwritten public offering. The equity offering closed on November 21, 2022 and resulted in gross proceeds of approximately $33.2 million and net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $30.8 million.

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

Changes in Accumulated Other Comprehensive Income (Loss)

The table below summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax (in thousands):

	As of December 31,
	2022	2021	2020
Beginning accumulated other comprehensive income	$(4,457)	$(2,124)	$(3,939)
Actuarial loss for pension plan	4,278	1,713	(981)
Foreign currency translation adjustments, net	(4,172)	(4,046)	2,796
Ending accumulated other comprehensive income	$(4,351)	$(4,457)	$(2,124)

During the years ended December 31, 2022 and 2021, the Company recorded foreign currency translation loss, and no income taxes were allocated to the translation adjustments due to the full valuation allowance position. During the year ended December 31, 2020, the Company recorded foreign currency translation gain and allocated $0.7 million income taxes to the translation adjustments.

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

The maximum number of shares of the Company’s common stock which may be granted under the 2017 Plan is the sum of (i) 1,174,359 shares, plus (ii) any shares subject to awards granted under the prior plan to the extent such shares become available for issuance under the 2017 Plan pursuant to its terms, plus (iii) any shares subject to an annual increase on each January 1 during the 10 year term of the 2017 Plan equal to the lesser of (x) 4% of the total shares of the Company’s common stock outstanding (on an as-converted basis) and (y) such smaller amount as may be determined by the Board of Directors in its sole discretion. The annual increase on January 1, 2022 was 1,099,636 shares. In addition, the following annual limitations apply: (i) the maximum aggregate number of shares of the Company’s common stock that may be subject to awards granted to any one participant during a calendar year is 4,000,000 shares; and (ii) the maximum aggregate amount of cash that may be paid to any one participant during any calendar year with respect to awards initially payable in cash is $10 million. The number of shares of the Company’s common stock that may be issued or transferred pursuant to awards granted under the 2017 Plan shall not exceed an aggregate of 8,000,000 shares.

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

In 2022, certain employees were provided a limited opportunity to exchange two stock options granted under 2017 Plan for one restricted stock unit with the vesting period equal the remaining vesting period for options as of the exchange date. As a result of the transaction, a total of 240,792 stock options were cancelled and 120,396 restricted stock units were granted in exchange. The Company accounted for the exchange as a modification of share-based payments. No incremental expense was recorded in conjunction with the modification.

Stock Options

Options issued under the Company’s stock incentive plans are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the 2017 Plan, with exercise prices equal to the closing price of shares of the Company’s common stock on the date of award.

The following table sets forth the summary of option activity under the stock option program for the year ended December 31, 2022 (in thousands, except weighted average data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at the beginning of the period	2,006	$12.83	8.4	$8,277
Granted	5	15.95
Exercised	(137)	10.92
Canceled/Forfeited	(365)	17.67
Expired	(13)	13.97
Outstanding at the end of the period	1,496	11.83	7.15	3,281
Vested and exercisable at the end of the period	756	$11.07	6.45	$2,045

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price as of December 31, 2022 of $12.68 per share which would have been received by the option holders had the option holders exercised their options as of that date. The aggregate intrinsic value of awards exercised during the years ended December 31, 2022, 2021, and 2020 were $0.5 million, $6.2 million, and $1.9 million, respectively.

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

The following table summarizes the weighted average assumptions used to value option grants:

	Years ended December 31,
	2022	2021	2020
Expected term (years)	6.1	6.0	6.2
Volatility	58.9%	59.5%	60.5%
Risk free interest rate	1.5%	1.1%	0.4%
Dividend yield	0%	0%	0%
Weighted average fair value of stock options	$8.83	$9.84	$5.40

For the years ended December 31, 2022, 2021, and 2020, the Company recorded compensation expense related to stock options of $3.2 million, $3.7 million and $3.2 million, respectively. As of December 31, 2022, there was $3.4 million of unrecognized compensation costs which are recognized over a weighted average period of 2.0 years.

Restricted Stock Units

The following table sets forth the summary of restricted stock units activity under the stock option program for the year ended December 31, 2022 (in thousands, except weighted average data):

	RSU Outstanding	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the period	1,280	$16.86
Granted	1,990	15.62
Cancelled/Forfeited	(197)	15.64
Vested and issued	(400)	16.53
Outstanding at the end of the period	2,673	16.08
Vested and unissued at the end of the period	50	15.28
Non-vested at the end of the period	2,623	$16.09

The fair value of restricted stock units is determined based on the Company's stock price on the date of grant. Total grant-date fair value of awards granted during the years ended December 31, 2022, 2021, and 2020 was $31.6 million, $22.2 million and $4.9 million, respectively. Total fair value of awards vested during the years ended December 31, 2022, 2021, and 2020 was $7.4 million, $3.1 million and $0.5 million, respectively.

For the years ended December 31, 2022, 2021, and 2020, the Company recorded compensation expense related to restricted stock units of $11.8 million, $4.6 million and $1.1 million, respectively. As of December 31, 2022, there was $34.0 million of unrecognized compensation costs which are expected to be recognized over a weighted average period of 2.5 years.

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

The weighted average assumptions used to value the ESPP shares for the year ended December 31, 2022 included an expected term of 0.5 years, volatility of 54.1% and a risk free interest rate of 1.4%. For the years ended December 31, 2022, 2021, and 2020, the Company recorded $0.8 million, $0.7 million and $0.3 million of expense related to the ESPP, respectively.

Stock-based Compensation

The following table summarizes total stock-based compensation expense for stock options, restricted stock units, and ESPP (in thousands).

	Years ended December 31,
	2022	2021	2020
Cost of revenue	$801	$276	$86
Research and product development	4,857	1,074	395
Selling, marketing, general and administrative	10,144	7,640	4,132
	$15,802	$8,990	$4,613

(10) Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years ended December 31,
	2022	2021	2020
Net income (loss)	$(37,431)	$(34,683)	$(23,082)
Weighted average number of shares outstanding:
Basic	28,085	26,692	21,588
Effect of dilutive securities:
Stock options, restricted stock units and share awards	—	—	—
Diluted	28,085	26,692	21,588
Net income (loss) per share:
Basic	$(1.33)	$(1.30)	$(1.07)
Diluted	$(1.33)	$(1.30)	$(1.07)

The following tables set forth potential common stock that is not included in the diluted net income (loss) per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands):

	Years ended December 31,
	2022	2021	2020
Outstanding stock options	796	914	1,505
Unvested restricted stock units	324	269	20

As of December 31, 2022, 2021 and 2020, no shares of issued common stock were subject to repurchase.

(11) Income Taxes

The geographical breakdown of income (loss) before income taxes is as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Income (loss) before income taxes - Domestic	$(33,496)	$(6,031)	$(19,276)
Income (loss) before income taxes - Foreign	(1,936)	(25,439)	(305)
Income (loss) before income taxes	$(35,432)	$(31,470)	$(19,581)

The following is a summary of the components of income tax provision (benefit) applicable to income (loss) before income taxes (in thousands):

	Years ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	89	29	28
Foreign	1,910	1,779	3,256
Total current tax provision (benefit)	$1,999	$1,808	$3,284
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	1,405	217
Total deferred tax provision (benefit)	$—	$1,405	$217
Total tax provision (benefit)	$1,999	$3,213	$3,501

A reconciliation of the expected tax provision (benefit) to the actual tax provision (benefit) is as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Expected tax provision (benefit) at statutory rate	$(7,441)	$(6,609)	$(4,112)
Current state taxes, net of federal benefit	70	23	22
Deferred state taxes, net of federal benefit	(1,122)	304	(325)
Foreign taxes	—	166	3,472
Foreign rate differential	(358)	(1,946)	(65)
Valuation allowance	2,976	11,341	2,550
Uncertain tax positions	953	2,696	—
Global intangible low taxed income	5,690	—	1,241
Share-based compensation	1,862	463	520
Permanent differences	117	(2,613)	189
Tax credits	(1,152)	(1,102)	(202)
Other	404	490	211
Total tax provision (benefit)	$1,999	$3,213	$3,501

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$20,050	$20,755
Tax credit carryforwards	4,805	5,757
Fixed assets and intangible assets	3,062	4,043
Inventory and other reserves	9,491	11,673
Operating lease liability	3,868	3,958
Capitalized research and experimental expenditures	5,674	—
Other	6,199	3,600
Gross deferred tax assets	53,149	49,786
Less valuation allowance	(49,038)	(46,027)
Deferred tax liabilities:
Fixed assets and intangible assets	(835)	(856)
Operating lease right-of-use-asset	(2,886)	(2,903)
Other assets	(390)	—
Gross deferred tax liabilities	(4,111)	(3,759)
Total net deferred tax assets	$—	$—

For the years ended December 31, 2022 and 2021, the net changes in the valuation allowance were an increase of $3.0 million and $14.0 million, respectively. The increase during the current year is primarily due to capitalized research and experimental expenditures and deferred revenue assumed in conjunction with the ASSIA Acquisition. The Company maintains a valuation allowance on its global net deferred tax assets since it is more likely than not that the net deferred tax assets will not be realized in the foreseeable future.

As of December 31, 2022, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $27.7 million and $31.5 million, respectively. Approximately $6.6 million of the federal losses expire in 2037, whereas approximately $21.1 million of the losses have an indefinite life. Approximately $28.8 million of the state losses begin to expire in various years beginning in 2023, whereas approximately $2.7 million of the loss carryforwards have an indefinite life. As of December 31, 2022, the Company had German federal and state net operating losses of approximately $28.9 million and $27.9 million respectively, which do not expire and are carried forward indefinitely, and Canadian net operating losses of approximately $5.1 million which may be carried forward for 20 years and begin to expire in 2039.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, or IRC, annual use of the Company's net operating losses and tax credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company had an ownership change in September 2016, which has resulted in an annual limitation on the amount of net operating loss and tax credit carryforwards which arose prior to that date that the Company can utilize in a future year. In addition, some of the pre-acquisition NOLs were written off in a prior year due to the limitation.

As of December 31, 2022, the Company had U.S. research and development tax credit carryforwards of approximately $2.9 million and $2.1 million for federal and state purposes, respectively. If not utilized, the federal carryforwards will expire beginning in 2036. The California credit carryforwards do not expire, the Georgia credit carryforwards will expire beginning in 2026, and the Texas credit carryforwards will expire beginning in 2040. In addition, the Company has Canadian research and investment credits of approximately $2.8 million and $1.8 million, respectively. The Canadian research and investment credits begin to expire in 2031.

The Company does not intend to distribute the earnings from its foreign subsidiaries and has not recorded any deferred tax liability related to such amounts. The Company considers any excess of the amount for financial reporting over the tax basis of our investments in our foreign subsidiaries to be indefinitely reinvested and the determination of any deferred tax liability on this amount is not practicable.

The Company is required to inventory, evaluate, and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only be partially sustained, upon examination by the relevant taxing authorities. After reviewing the documentation maintained in support of uncertain tax positions taken in prior years, the Company concluded that it will be unlikely to sustain those positions should they be audited by the relevant tax authorities. Accordingly, the Company increased the reserve for those positions by approximately $2.3 million in 2021. As of December 31, 2022, the Company had gross unrecognized tax benefits of $5.1 million, none of which if recognized, would reduce the effective tax rate in a future period, due to the Company's full valuation allowance on U.S. net deferred tax assets.

A reconciliation of the beginning and ending unrecognized tax benefit amounts for 2022, 2021, and 2020 are as follows (in thousands):

	As of December 31,
	2022	2021	2020
Balance at beginning of year	$4,188	$1,255	$1,036
Increases (decreases) related to prior year’s tax positions	(31)	2,252	—
Increases related to current year tax positions	983	681	219
Balance at end of year	$5,140	$4,188	$1,255

It is the Company's policy to account for interest and penalties related to uncertain tax positions as interest expense and general administrative expense, respectively in the consolidated statements of comprehensive income (loss).

The Company did not record any interest or penalties during the years ended December 31, 2022, 2021 and 2020.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

Federal	2019 - 2022
California	2018 - 2022
Canada	2018 - 2022
Brazil	2018 - 2022
Germany	2017 - 2022
Japan	2017 - 2022
Korea	2017 - 2022
United Kingdom	2018 - 2022
Vietnam	2012 - 2022

However, due to the fact the Company had net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years.

(12) Related Party Transactions

Related Party Debt

As of December 31, 2022, the Company had KRW 7.2 billion ($5.7 million USD) outstanding of the related party borrowing from DNI. See Note 8 Debt for additional information about the Company’s related party debt.

The following table sets forth payment guarantees of certain of the Company's performance obligations as of December 31, 2022 that have been provided by DNI. DNI owns approximately 29.4% of the outstanding shares of the Company's common stock. The amount guaranteed exceeds the principal amounts of outstanding obligations due to collateral requirements by the banks.

Guarantor	Amount Guaranteed (in thousands)	Description of Obligations Guaranteed
Dasan Networks, Inc.	$3,223	Payment guarantee to Industrial Bank of Korea
Dasan Networks, Inc.	1,390	Payment guarantee to Shinhan Bank
	$4,613

Other Related Party Transactions

Sales, cost of revenue, research and product development, selling, marketing, general and administrative, interest expense and other expenses to and from relate parties were as follows (in thousands) for the years ended December 31, 2022, 2021, and 2020:

	For the year ended December 31, 2022
Counterparty	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
Dasan Networks, Inc.	$1,748	$969	$91	$1,234	$55	$64
DS Commerce, Inc.	—	26	3	29	—	—
	$1,748	$995	$94	$1,263	$55	$64

	For the year ended December 31, 2021
Counterparty	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
Dasan Networks, Inc.	$2,103	$1,940	$1,019	$1,620	$132	$197
Dasan Invest Co., Ltd.	—	30	134	57	—	—
	$2,103	$1,970	$1,153	$1,677	$132	$197

	For the year ended December 31, 2020
Counterparty	Sales	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense	Other expenses
'Dasan Networks, Inc.	$4,362	$3,843	$953	$1,579	$1,047	$355
Dasan Invest Co., Ltd.	—	22	100	42	—	—
	$4,362	$3,865	$1,053	$1,621	$1,047	$355

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

DNS Korea, a subsidiary of the Company, has a lease agreement with DNI related to the lease of a warehouse facility. DNS Korea also had a separate office lease agreement with DNI. In the first quarter of 2022, DNI sold the office building to the unrelated third party, and the respective lease was reassigned to the new landlord. Operating lease cost related to DNI leases totaled $0.5 million, $1.8 million, and $1.7 million for the years ended December 31, 2022, 2021, and 2020, respectively. Operating lease expense is allocated between cost of revenue, research and product development, and selling, marketing, general and administrative expenses on the consolidated statements of comprehensive income (loss). As of December 31, 2022, the right-of-use asset and operating lease liability related to DNI leases were $1.7 million. As of December 31, 2021, the right-of-use asset and operating lease liability related to DNI leases were $6.4 million. Deposits for the DNI office lease were included in other assets on the consolidated balance sheet as of December 31, 2021.

The Company also pays a license fee under the Trademark License Agreement with DNI. The license fee is calculated as 0.4% of DNS Korea annual sales. For the years ended December 31, 2022, 2021, and 2020, license related expense were $0.7 million, $0.7 million, and $0.6 million, respectively, and were included into selling, marketing, general and administrative expenses on the consolidated statements of comprehensive income (loss).

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

Balances of Receivables and Payables with Related Parties

Balances of receivables and payables arising from sales and purchases of goods and services with related parties as of December 31, 2022 and 2021 were as follows (in thousands):

	As of December 31, 2022
Counterparty	Account receivables	Other receivables	Other assets	Loans Payable	Accounts payable	Accrued and other liabilities
Dasan Networks, Inc.	$943	$123	$—	$5,706	$1,019	$483
DS Commerce, Inc.	—	—	—	—	16	—
	$943	$123	$—	$5,706	$1,035	$483

	As of December 31, 2021
Counterparty	Account receivables	Other receivables	Other assets	Loans Payable	Accounts payable	Accrued and other liabilities
Dasan Networks, Inc.	$181	$215	$691	$—	$785	$—
DS Commerce, Inc.	—	—	—	—	—	—
	$181	$215	$691	$—	$785	$—
The related party receivable and payable balances are reflected in the respective balance sheet captions on the consolidated balance sheets as of December 31, 2022 and 2021.

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

The components of lease expense were as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Years ended December 31,
	2022	2021	2020
Operating lease cost	$4,152	$4,201	$5,393
Short-term lease cost	152	1,302	264
Total net lease cost	$4,304	$5,503	$5,657

Short-term lease costs related to the short-term rent of office spaces and office equipment leases. Variable lease cost was not significant for the years ended December 31, 2022, 2021, and 2020.

During the year ended December 31, 2022, the Company recorded $0.8 million of impairment charges on the right-of-use assets related to the office lease in Redwood City, California, acquired in conjunction with ASSIA Acquisition. Following the acquisition, the Company made a decision to vacate the space in Redwood City and to adopt a remote work policy in the region.

During the year ended December 31, 2021, the Company recorded $4.2 million of impairment charges on the right-of-use assets, including $2.5 million related to the restructuring in Hanover, Germany and $1.7 million related to the headquarters relocation to Plano, Texas. These charges were included into restructuring and other charges and impairment of long-lived assets, respectively, on the consolidated statements of comprehensive income (loss).

Supplemental cash flow information related to the Company’s operating leases was as follows for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Years ended December 31,
	2022	2021	2020
Operating cash outflows from operating leases	$5,184	$5,936	$5,307
Right-of-use assets obtained in exchange for operating lease obligations	5,010	2,783	1,405

The following table presents the lease balances within the Company’s consolidated balance sheets, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases as of December 31, 2022 and 2021 (dollars in thousands):

	As of December 31,
	2022	2021
Assets:
Right-of-use assets from operating leases	$12,606	$12,640

Liabilities:
Operating lease liabilities - current	$4,834	$4,097
Operating lease liabilities - non-current	11,417	12,103
Total operating lease liabilities	$16,251	$16,200
Weighted average remaining lease term	3.7 years	4.2 years
Weighted average discount rate	5.3%	5.6%

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2022 (in thousands):

2023	$5,129
2024	4,965
2025	3,491
2026	2,131
2027	1,018
Thereafter	685
Total operating lease payments	17,419
Less: imputed interest	(1,168)
Total operating lease liabilities	$16,251

(14) Commitments and Contingencies

Performance Bonds

In the normal course of operations, from time to time, the Company arranges for the issuance of various types of performance guarantees, such as standby letter of credits or surety bonds. These instruments are arrangements under which the financial institution or surety provides a financial guarantee that the Company will perform in accordance with contractual or legal obligations. As of December 31, 2022, the Company had $11.8 million of performance guarantees in the form of bank guarantees or surety bonds guaranteed by third parties.

Purchase Commitments

As of December 31, 2022, we had $112.6 million in outstanding purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of this amount relates to firm, non-cancelable and unconditional obligations.

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

(15) Employee Benefit Plans

Defined Contribution Plans

The Company maintains a 401(k) plan for its employees in the United States whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company made discretionary contributions to the plan in 2022 and 2021. The Company made no discretionary contributions to the plan in 2020. For the years ended December 31, 2022 and 2021, the Company recorded an expense of $0.9 million and $0.5 million, respectively, compared to no expense for the year ended December 31, 2020.

The Company maintains a defined contribution plan for its employees in South Korea. Under the defined contribution plan, the Company contributes the equivalent of 8.3% of an employee's gross salary into the plan. For the year ended December 31, 2022, the Company recorded an expense of $1.2 million for the plan, compared to $1.3 million recorded for each of the years ended December 31, 2021 and 2020.

Defined Benefit Plans

The Company sponsors defined benefit plans for its employees in Germany and Japan. Defined benefit plans provide pension benefits based on compensation and years of service. The Germany plans were frozen as of September 30, 2003 and have not been offered to new employees after that date.

The following provides a reconciliation of the changes in benefit obligation, and the funded status at the end of the years (in thousand):

	Years ended December 31,
	2022	2021	2020
Benefit obligation at beginning of year	$16,527	$20,052	$17,671
Service cost	100	115	95
Interest cost	146	82	191
Benefits paid	(572)	(592)	(568)
Actuarial (gain) loss	(4,278)	(1,606)	1,002
Foreign currency exchange rate change	(902)	(1,524)	1,661
Benefit obligation at end of year	11,021	16,527	20,052
Underfunded status at end of year	$11,021	$16,527	$20,052

The Company has recorded the 2022 and 2021 underfunded status as a long-term liability on the consolidated balance sheets. The Company holds pension insurance contracts, with the Company as beneficiary, in the amount of $2.5 million and $2.9 million as of December 31, 2022 and 2021, respectively, related to individuals under the pension plans. The Company records these insurance contracts based on their cash surrender value at the balance sheet dates. These insurance contracts are classified as other assets on the consolidated balance sheet. The Company intends to use any proceeds from these policies to fund the pension plans. However, since the Company is the beneficiary on these policies, these assets have not been designated pension plan assets.

The net periodic benefit cost related to the plans consisted of the following components (in thousands):

	Years ended December 31,
	2022	2021	2020
Service Cost	$100	$115	$95
Interest Cost	146	82	170
Net amortization of net gain (loss)	—	107	21
Net periodic benefit cost	$246	$304	$286

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

The following table presents changes in benefit obligations recognized net of tax in other comprehensive income (in thousands):

	Years ended December 31,
	2022	2021	2020
Amortization of net (gain) loss	$—	$(107)	$(21)
Actuarial (gain) loss in the current period	(4,278)	(1,606)	1,002
Net change during the period	$(4,278)	$(1,713)	$981

The increase in the actuarial gain during the year ended December 31, 2022, compared to the year ended December 31, 2021 was mainly due to the increase in the discount rate, resulting from an increase in the implicit rate of high-quality fixed income investments. The estimated net loss and prior service cost for the plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is not significant. The Company expects to make no contributions to the plans in 2022.

The weighted average assumptions used in determining the periodic net cost and benefit obligation information related to the plans are as follows:

	Years ended December 31,
	2022	2021	2020
Discount rate	3.7%	1.0%	0.4%
Rate of compensation increase	2.0%	1.7%	1.7%

The following benefit payments, which are funded by the Company, are expected to be paid (in thousands):

2023	$707
2024	704
2025	730
2026	720
2027	743
2028 - 2031	$3,212

(16) Enterprise-Wide Information

The Company is a global provider of access and optical networking infrastructure and cloud software solutions deployed by advanced Tier 1, national and regional service providers and enterprise customers. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the Company unit level. Accordingly, the Company is considered to be in a single operating segment. The Company’s chief operating decision maker is the Company’s Chief Executive Officer, who reviews financial information presented on a consolidated basis accompanied with disaggregated revenues by geographic region for purposes of making operating decisions and assessing financial performance.

The Company attributes revenue from customers to individual countries based on location shipped. Refer to Note 1(f) Revenue Recognition for the required disclosures on geographical concentrations and revenues by source.

The Company's property, plant and equipment, net of accumulated depreciation, were located in the following geographical areas (in thousands) as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
United States	$5,725	$6,105
Korea	2,706	2,367
Japan	644	799
Canada	157	280
Germany	110	210
Other	136	81
	$9,478	$9,842

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

As required by Rule 13a-15(b) of the Exchange Act, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Our management, including our Chief Executive Officer and our Chief Financial Officer, supervised and participated in the evaluation. They concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to a material weakness in internal control over financial reporting described below in Management’s Report on Internal Control Over Financial Reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated and combined financial statements will not be prevented or detected on a timely basis.

In the fourth quarter of 2022, the Company entered a significant sales agreement with an existing customer which was subject to unique delivery terms. In reviewing the accounting for the revenue transaction, our management identified a deficiency in the effectiveness of a control intended to properly document and review relevant facts in connection with revenue recognition related to such transaction. Accordingly, a material error was detected in recorded revenue in our 2022 preliminary consolidated financial statements as a result of this misapplication of U.S. GAAP. The December 31, 2022 consolidated financial statements included in this Annual Report on Form 10-K and in our earnings press release filed on February 16, 2023 with our Current Report on Form 8-K have been corrected prior to issuance.

As a result of the above material weakness, management has concluded that, as of December 31, 2022, our internal control over financial reporting was not effective.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, and Ernst & Young LLP has issued a report on our internal control over financial reporting, which is included herein.

Remediation Plan

Management has begun implementing a remediation plan to reassess the design of our controls and modify our processes related to the accounting for significant revenue transactions as well as enhancing monitoring and oversight controls in the application of accounting guidance related to such transactions. The remediation plan includes the following:

•
Training with operational personnel to ensure potential unique revenue transactions are identified and communicated to accounting personnel in advance so the accounting for such transactions can be evaluated and business terms addressed as necessary;
•
Implementing specific review procedures designed to enhance our revenue recognition controls;
•
Strengthening our revenue recognition control with improved documentation standards, technical oversight and training.

We currently plan to have our enhanced review procedures and documentation standards in place and operating in the first half of fiscal 2023.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of DZS Inc.

Opinion on Internal Control Over Financial Reporting

We have audited DZS Inc. and subsidiaries' internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, DZS Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: a material weakness in the operating effectiveness of its internal control related to evaluation of a significant sales agreement with unique delivery terms.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 10, 2023, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 10, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this item relating to our corporate governance, directors and nominees, and the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the sections of our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with SEC within 120 days of the end of our fiscal year (the “Proxy Statement”) entitled “Corporate Governance Principles and Board Matters,” “Ownership of Securities” and “Proposal 1: Election of Directors.” Since our last Annual Report on Form 10-K, we have not made any material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors.

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

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Restated Certificate of Incorporation of DASAN Zhone Solutions, Inc., as amended through February 28, 2017	10-K	3.1	September 27, 2017

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of DZS Inc.	8-K	3.1	August 27, 2020

3.2	Amended and Restated Bylaws of DZS Inc.	10-K	3.2	March 11, 2021

4.1	Description of Capital Stock				X

10.1#	DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan	8-K	10.1	January 10, 2017

10.1.1#	Amendment to DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan	10-K	10.1.1	March 12, 2019

10.1.2#	Form of Stock Option Agreement for the DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan	8-K	10.2	January 10, 2017

10.1.3#	Form of Restricted Stock Unit Award Agreement for the DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan	10-K	10.1	September 27, 2017

10.2#	DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	8-K	10.6	September 13, 2016

10.2.1#	Form of Stock Option Agreement for the DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	8-K	10.7	September 13, 2016

10.2.2#	Form of Restricted Stock Award Agreement for the DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	8-K	10.2	May 17, 2007

10.2.3#	Form of Restricted Stock Unit Award Agreement for the DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	10-Q	10.3	November 14, 2016

10.3#	DASAN Zhone Solutions, Inc. 2018 Employee Stock Purchase Plan	S-8	10.1	November 8, 2018

10.4#	DASAN Zhone Solutions, Inc. Non-Employee Director Compensation Program	10-K	10.4	April 4, 2018

10.5#	Form of Indemnity Agreement (directors and officers)	10-Q	10.20	May 14, 2004

10.6#	Employment Agreement dated August 1, 2020, by and between DASAN Zhone Solutions, Inc. and Charles Daniel Vogt	10-Q	10.2	November 6, 2020

10.6.1#	First Amendment to Employment Agreement dated as of June 1, 2021 by and between DZS Inc. and Charlie Vogt	8-K	10.1	June 4, 2021

10.7#	Stock Option Agreement dated August 1, 2020, by and between DASAN Zhone Solutions, Inc. and Charles Daniel Vogt	10-Q	10.3	November 6, 2020

10.8#	Stock Option Agreement dated August 1, 2020, by and between DASAN Zhone Solutions, Inc. and Charles Daniel Vogt	10-Q	10.4	November 6, 2020

10.9#	Employment Agreement dated as of August 2, 2021, by and between DZS Inc. and Misty D. Kawecki	8-K	10.1	August 2, 2021

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith

10.10#	Employment Agreement dated as of September 28, 2020 by and between DZS Inc. and Justin K. Ferguson	10-K	10.10	March 11, 2021

10.11	Registration Rights Agreement, dated as of September 9, 2016, by and among DASAN Zhone Solutions, Inc., DASAN Networks, Inc. and the other parties thereto	8-K	10.3	September 12, 2016

10.12	Credit Agreement, dated as of February 9, 2022, among DZS Inc., as Borrower, the other Loan Parties party thereto, the Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	February 10, 2022

10.13	First Amendment to Credit Agreement, dated as of May 27, 2022, among DZS Inc., as Borrower, the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	June 1, 2022

10.14	Second Amendment to Credit Agreement, dated as of February 15, 2023, among DZS Inc., as Borrower, the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	February 16, 2023

21.2	List of Subsidiaries				X

23.1	Consent of Independent Registered Public Accounting Firm				X

23.2	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)				X

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)				X

# Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DZS INC.

Date: March 10, 2023	By:	/s/ Charles Daniel Vogt
Charles Daniel Vogt
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Daniel Vogt	President, Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2023
Charles Daniel Vogt

/s/ Misty Kawecki	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2023
Misty Kawecki

/s/ Min Woo Nam	Chairman of the Board of Directors	March 10, 2023
Min Woo Nam

/s/ Matt Bross	Director	March 10, 2023
Matt Bross

/s/ Barbara Carbone	Director	March 10, 2023
Barbara Carbone

/s/ Joon Kyung Kim	Director	March 10, 2023
Joon Kyung Kim

/s/ David Schopp	Director	March 10, 2023
David Schopp

/s/ Choon Yul Yoo	Director	March 10, 2023
Choon Yul Yoo