Form 10-Q
period 2023-03-31
DZS INC.
filed 2023-05-09
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to
000-32743
(Commission File Number)
__________________________________________________
DZS INC.
(Exact name of registrant as specified in its charter)
__________________________________________________

Delaware	22-3509099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5700 Tennyson Parkway, Suite 400 Plano, Texas	75024
(Address of principal executive offices)	(Zip code)
(469) 327-1531
(Registrant’s telephone number, including area code)
__________________________________________________
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

As of May 1, 2023, there were 31,159,778 shares outstanding of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$28,892	$34,347
Restricted cash	1,975	3,969
Accounts receivable - trade, net of allowance for doubtful accounts of $16,087 as of March 31, 2023 and $16,184 as of December 31, 2022	141,029	153,780
Other receivables	21,518	16,144
Inventories	69,722	78,513
Contract assets	605	576
Prepaid expenses and other current assets	10,689	8,371
Total current assets	274,430	295,700
Property, plant and equipment, net	7,135	9,478
Right-of-use assets from operating leases	11,971	12,606
Goodwill	19,952	19,952
Intangible assets, net	30,422	31,742
Other assets	17,013	15,536
Total assets	$360,923	$385,014
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$107,904	$121,225
Short-term debt – bank, trade facilities and secured borrowings	16,746	9,706
Current portion of long-term debt	23,660	24,073
Contract liabilities	19,476	21,777
Operating lease liabilities	4,859	4,834
Accrued and other liabilities	29,615	27,559
Total current liabilities	202,260	209,174
Long-term debt	—	—
Contract liabilities - non-current	6,636	7,864
Operating lease liabilities - non-current	10,499	11,417
Pension liabilities	11,060	11,021
Other long-term liabilities	2,583	2,806
Total liabilities	233,038	242,282
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 36,000 shares authorized, 31,102 and 30,968 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively, at $0.001 par value	31	30
Additional paid-in capital	276,282	271,884
Accumulated other comprehensive loss	(6,462)	(4,351)
Accumulated deficit	(141,966)	(124,831)
Total stockholders’ equity	127,885	142,732
Total liabilities and stockholders’ equity	$360,923	$385,014
See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Net revenue	$90,812	$77,040
Cost of revenue	60,985	50,215
Gross profit	29,827	26,825
Operating expenses:
Research and product development	14,851	11,844
Selling, marketing, general and administrative	24,781	17,742
Restructuring and other charges	4,152	436
Amortization of intangible assets	1,271	294
Total operating expenses	45,055	30,316
Operating loss	(15,228)	(3,491)
Interest expense, net	(792)	(90)
Other income (expense), net	728	(800)
Loss before income taxes	(15,292)	(4,381)
Income tax provision (benefit)	1,843	(1,333)
Net loss	(17,135)	(3,048)

Foreign currency translation adjustments (a)	(2,051)	(268)
Actuarial loss	(60)	—
Comprehensive loss	$(19,246)	$(3,316)
Net loss per share
Basic	$(0.55)	(0.11)
Diluted	$(0.55)	(0.11)
Weighted average shares outstanding
Basic	31,045	27,530
Diluted	31,045	27,530
(a)Includes net gain of $0.2 million and net loss of $0.4 million on intra-entity foreign currency transactions that are of a long-term investment nature for three months ended March 31, 2023 and 2022.
See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Three months ended March 31, 2023:
Balance as of December 31, 2022	30,968	$30	$271,884	$(4,351)	$(124,831)	$142,732
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	134	1	(88)	—	—	(87)
Stock-based compensation	—	—	4,486	—	—	4,486
Net income (loss)	—	—	—	—	(17,135)	(17,135)
Other comprehensive loss	—	—	—	(2,111)	—	(2,111)
Balance as of March 31, 2023	31,102	$31	$276,282	$(6,462)	$(141,966)	$127,885

Three months ended March 31, 2022:
Balance as of December 31, 2021	27,505	$27	$223,336	$(4,457)	$(86,999)	$131,907
Cumulative effect of ASC 326 adoption	—	—	—	—	(401)	(401)
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	98	—	156	—	—	156
Stock-based compensation	—	—	2,671	—	—	2,671
Net income (loss)	—	—	—	—	(3,048)	(3,048)
Subsidiary dissolution	—	—	—	(68)	—	(68)
Other comprehensive loss	—	—	—	(268)	—	(268)
Balance as of March 31, 2022	27,603	$27	$226,163	$(4,793)	$(90,448)	$130,949
See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(17,135)	$(3,048)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,465	1,081
Amortization of deferred financing costs	60	—
Stock-based compensation	4,486	2,671
Provision for inventory write-down	1,086	705
Bad debt expense, net of recoveries	(184)	(752)
Provision for sales returns	541	1,448
Provision for warranty	70	121
Unrealized loss (gain) on foreign currency transactions	1,396	874
Subsidiary dissolution	—	(68)
Loss on disposal of property, plant and equipment	40	—
Changes in operating assets and liabilities:
Accounts receivable	11,033	2,761
Other receivable	(5,511)	126
Inventories	7,051	(10,931)
Contract assets	(29)	1,261
Prepaid expenses and other assets	(3,138)	(7,577)
Accounts payable	(13,875)	1,586
Contract liabilities	(3,493)	(1,446)
Accrued and other liabilities	131	456
Net cash used in operating activities	(15,006)	(10,732)
Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment and other assets	1,790	—
Purchases of property, plant and equipment	(775)	(1,317)
Net cash provided by (used in) investing activities	1,015	(1,317)
Cash flows from financing activities:
Repayments of long-term borrowings	(313)	—
Proceeds from short-term borrowings and line of credit, net	8,918	—
Proceeds from related party term loan	4,059	—
Repayments of related party term loan	(5,845)	—
Payments for debt issue costs	(122)	(178)
Proceeds from exercise of stock awards and employee stock plan purchases	(87)	156
Net cash provided by (used in) financing activities	6,610	(22)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(67)	(903)
Net change in cash, cash equivalents and restricted cash	(7,448)	(12,974)
Cash, cash equivalents and restricted cash at beginning of period	38,464	53,639
Cash, cash equivalents and restricted cash at end of period	$31,016	$40,665

Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	$28,892	$34,160
Restricted cash	1,975	6,343
Long-term restricted cash	149	162
	$31,016	$40,665

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest - bank and trade facilities	$660	$36
Interest - related party	$64	$—
Income taxes	$480	$283
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
(1) Organization and Summary of Significant Accounting Policies
(a) Description of Business
DZS Inc. (referred to, collectively with its subsidiaries, as “DZS” or the “Company”) is global provider of access and optical networking infrastructure and cloud software solutions that enable the emerging hyper-connected, hyper-broadband world and broadband experiences. The Company provides a wide array of reliable, cost-effective networking technologies and software to a diverse customer base.
DZS was incorporated under the laws of the state of Delaware in June 1999. The Company is headquartered in Plano, Texas with contract manufacturers and original design manufacturers located in the U.S, India, Korea, China, Taiwan, and Vietnam. The Company also maintains offices to provide sales and customer support at global locations. Through 2022, we also utilized our in-house manufacturing facility in Seminole, Florida. In October 2022, we announced an agreement with Fabrinet, a third-party provider of electro-mechanical and electronic manufacturing and distribution services, to transition the sourcing, procurement, order-fulfillment, manufacturing and return merchandise authorization activities in the Company's Seminole facility to Fabrinet. The transition began in October 2022 and substantially completed in the beginning of 2023, whereupon the Company no longer manufactures its products.
(b) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 3 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements include the accounts of the Company and its wholly owned subsidiaries. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 10, 2023. For a complete description of what the Company believes to be the critical accounting policies and estimates used in the preparation of its unaudited condensed consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
We continue to be exposed to macroeconomic pressures in the post-COVID-19 environment, including concerns about energy costs, geopolitical issues, inflation, the availability and cost of credit, business and consumer confidence, and unemployment. We have seen improvement in our supply chain in 2023 as supply chain pricing, freight and logistics costs, product and component availability, and extended lead-times which were a challenge in 2021 and 2022 begin to alleviate in 2023 as the world economy recovers from the COVID-19 pandemic. We expect elevated costs for components and expedite fees to further improve throughout 2023.
We conduct significant business in South Korea, Japan, Vietnam, India, Spain, and Canada, as well as in other countries in Europe, Asia-Pacific, Middle East and Latin America, all of which subject us to foreign currency exchange rate risk. The local currencies of our significant foreign subsidiaries are the South Korean Won ("KRW"), Japanese Yen ("JPY"), Euro ("EUR), and Pound Sterling ("GBP"). Revenues and operating expenses are typically denominated in the local currency of each country and result from transactions by our operations in these countries. However, a significant portion of our international cost of sales is denominated in the U.S. Dollar (“USD”). During 2022, the USD appreciated significantly against the KRW, JPY, EUR and GBP which reduced the translated revenues, cost of sales and operating expenses transacted in local currencies, but not the USD based cost of sales, resulting in compressed margins and lower profitability. Late in 2022, exchange rates for these currencies abated somewhat, but the exchange rates for the KRW and JPY remain elevated compared to historical rates.

As of March 31, 2023, the Company's debt obligation under the Term Loan was $23.7 million, net of unamortized issuance cost of $0.4 million, of which $1.3 million is scheduled for payment in the next 12 months. Due to the ongoing risk of non-compliance in the next 12 months we continue to classify the entire amount as a current liability. We are currently in discussion with the lenders to amend the debt agreement to mitigate the risk of non-compliance.
In addition to negotiating for revised financial covenants, we continue to focus on cost management, operating efficiency and efficient discretionary spending. Management is actively taking measures to enhance profitability and liquidity, including reducing the Company’s cost structure and cash outflows, including its investment in inventory, and managing receivable balances through aggressive collection efforts and tighter customers payment terms.These plans are not completely within the Company’s control, as some actions are dependent on the Company’s lenders, vendors and customers. However, the Company believes that it will maintain liquidity in the next 12 months to support its operations.
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
(e) Disaggregation of Revenue
The following table presents revenues by product technology (in thousands):

	Three Months Ended March 31,
	2023	2022
Access Networking Infrastructure	$79,459	$72,462
Cloud Software & Services	11,353	4,578
Total	$90,812	$77,040
The following table present revenues by geographical concentration (in thousands):

	Three Months Ended March 31,
	2023	2022
Americas	$24,855	$23,061
Europe, Middle East, Africa	19,182	18,649
Asia	46,775	35,330
Total	$90,812	$77,040
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

Activity under the Company’s allowance for doubtful accounts consists of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$16,184	$17,735
Charged to expense, net of recoveries	(184)	(752)
Utilization and write off	—	—
Cumulative effect of ASC 326 adoption	—	401
Foreign exchange impact	87	(326)
Balance at end of period	$16,087	$17,058
For the three months ended March 31, 2023, two customers each accounted for 13% of net revenue. For the three months ended March 31, 2022, two customers accounted for 13% and 12% of net revenue, respectively.
As of March 31, 2023 and December 31, 2022, no customers represented more than 10% of net accounts receivable.
As of March 31, 2023 and December 31, 2022, net accounts receivables from customers in countries other than the United States represented 86%.
In 2017, the Company entered into an agreement with a customer in India to supply product for a state sponsored broadband project. The Company substantially completed its obligations under the agreement in 2018. The Company billed the customer, which is a state government sponsored entity, approximately $59.0 million and collected payments of approximately $41.7 million by December 31, 2020. In late March 2021, the customer’s state government parent experienced difficulty passing a budget impacting the ability of the customer to make remaining agreed-upon payments to us. In light of this development, the Company recorded an allowance that covered the entire balance unpaid by the customer. Subsequent to March 2021, the Company recovered approximately $2.5 million of accounts receivable related to the customer. As of March 31, 2023 the Company has a recorded allowance for doubtful accounts of $13.1 million related to this receivable. The Company will continue to pursue collection of the entire outstanding balance and any amounts collected will be recognized in the period which they are received. In the event the Company’s efforts to collect from this customer prove unsuccessful, DZS may seek payment through other means, including through legal action.
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

(h) Restructuring and Other Charges
From time to time, the Company takes actions to align its workforce, facilities and operating costs with perceived market opportunities, business strategies and changes in market and business conditions. The Company recognizes a liability for the cost associated with an exit or disposal activity in the period in which the liability is incurred, except for one-time employee termination benefits, which are measured at the communication date and recognized ratably over the required service period, if any.
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
The acquisition was recorded as a business combination with valuation of the assets acquired and liabilities assumed recorded at their acquisition date fair value determined using level three inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We completed the purchase price allocation for ASSIA Acquisition in the first quarter of 2023.

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
The following table represents the final estimated fair value and useful lives of identifiable intangible assets acquired (estimated fair value in thousands):

	Estimated fair value	Estimated useful life
Intangible assets acquired
Customer relationships	$18,600	15 years
Customer backlog	5,100	10 years
Developed technology	6,200	5 - 7 years
Tradenames	300	10 years
Total intangible assets	$30,200
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
The following table reconciles the beginning and ending balances of the Company’s Level 3 contingent liability (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$1,156	$2,121
Cash payments	—	—
Net change in fair value	27	51
Balance at end of period	$1,183	$2,172

(4) Cash, Cash Equivalents and Restricted Cash
As of March 31, 2023 and December 31, 2022, the Company's cash, cash equivalents and restricted cash consisted of financial deposits. Cash, cash equivalents and restricted cash held within the U.S. totaled $16.8 million and $24.9 million as of March 31, 2023 and December 31, 2022, respectively. Cash, cash equivalents and restricted cash held within the U.S. are held at FDIC insured depository institutions. Cash, cash equivalents and restricted cash held outside the U.S. totaled $14.1 million and $13.6 million as of March 31, 2023 and December 31, 2022, respectively. Restricted cash consisted primarily of cash collateral for performance bonds and warranty bonds. Long-term restricted cash was $0.1 million and $0.2 million as of March 31, 2023 and December 31, 2022, respectively, and is included in other assets on the unaudited condensed consolidated balance sheets.
(5) Balance Sheet Details
Balance sheet detail as of March 31, 2023 and December 31, 2022 is as follows (in thousands):
Inventories

	March 31, 2023	December 31, 2022
Raw materials	$35,870	$37,354
Work in process	699	1,050
Finished goods	33,153	40,109
Total inventories	$69,722	$78,513
Inventories are stated at the lower of cost or net realizable value, with cost being computed based on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis.
Property, plant and equipment

	March 31, 2023	December 31, 2022
Property, plant and equipment, net:
Machinery and equipment	$12,971	$17,214
Leasehold improvements	2,440	5,683
Computers and software	4,608	4,713
Furniture and fixtures	2,108	1,748
Construction in progress and other	1,358	1,264
	23,485	30,622
Less: accumulated depreciation and amortization	(16,285)	(21,062)
Less: government grants	(65)	(82)
Total property, plant and equipment, net	$7,135	$9,478
Depreciation expense associated with property, plant and equipment for the three months ended March 31, 2023 and March 31, 2022 was $1.2 million and $0.8 million, respectively.

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

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$1,896	$1,981
Charged to cost of revenue	70	121
Claims and settlements	(113)	(149)
Foreign exchange impact	21	(17)
Balance at end of period	$1,874	$1,936
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
The opening and closing balances of current and long-term contract assets and contract liabilities related to contracts with customers are as follows:

	Contract assets	Contract liabilities
December 31, 2022	$576	$29,641
March 31, 2023	$605	$29,225
The decrease in contract liabilities during the three months ended March 31, 2023 was primarily due to the revenue recognition criteria being met for previously deferred revenue, partially offset by invoiced amounts that did not yet meet the revenue recognition criteria. The amount of revenue recognized in the three months ended March 31, 2023 that was included in the prior period contract liability balance was $7.4 million. This revenue consists of services provided to customers who had been invoiced prior to the current year. We expect to recognize approximately 75% of outstanding contract liabilities as revenue over the next 12 months and the remainder thereafter.
The balance of contract cost deferred as of March 31, 2023 and December 31, 2022 was $0.5 million and $1.0 million, respectively. During the three months ended March 31, 2023, the Company recorded $0.5 million in amortization related to contract cost deferred as of December 31, 2022.
(6) Goodwill and Intangible Assets
The following table summarizes the activity related to goodwill (in thousands):

	March 31,
	2023	2022
Balance at beginning of period, gross	$20,955	$7,148
Accumulated impairment at beginning of period	(1,003)	(1,003)
Goodwill from acquisitions	—	—
Foreign exchange impact	—	—
Balance at end of period	$19,952	$6,145

Intangible assets consisted of the following (in thousands):

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$24,331	$(5,451)	$18,880
Customer backlog	5,100	(723)	4,377
Developed technology	11,207	(4,822)	6,385
In-process research and development	890	(385)	505
Tradenames	300	(25)	275
Total intangible assets, net	$41,828	$(11,406)	$30,422

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$24,330	$(4,759)	$19,571
Customer backlog	5,100	(506)	4,594
Developed technology	11,207	(4,463)	6,744
In-process research and development	890	(340)	550
Tradenames	300	(17)	283
Total intangible assets, net	$41,827	$(10,085)	$31,742
Amortization expense associated with intangible assets for the three months ended March 31, 2023 and March 31, 2022 was $1.3 million and $0.3 million, respectively.
The following table presents the future amortization expense of the Company’s intangible assets as of March 31, 2023 (in thousands):

Remainder of 2023	$3,962
2024	5,283
2025	5,278
2026	4,095
2027	3,143
Thereafter	8,661
Total	$30,422

(7) Debt
The following table summarizes the Company’s debt (in thousands):

	March 31, 2023	December 31, 2022
JPMorgan Term Loan, long-term	$—	$—
JPMorgan Term Loan, current portion	24,063	24,375
Unamortized debt issuance costs	(403)	(302)
Long-term debt, including current portion	$23,660	$24,073
JPMorgan Revolving Credit Facility	$12,000	$4,000
Industrial Bank of Korea Loan	919	—
DNI Related Party Loan	3,827	5,706
Short-term debt and credit facilities	$16,746	$9,706
Total Debt	$40,406	$33,779
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
On February 15, 2023, the Company entered into a Second Amendment to Credit Agreement (the "Second Amendment"), which amends the Credit Agreement dated February 9, 2022 (as previously amended on May 27, 2022). The Second Amendment, among other things, (1) modifies the financial covenants to (i) suspend the maximum leverage ratio requirement of 2.50 to 1.00 until the fiscal quarter ending September 30, 2023 and (ii) suspend the minimum fixed charge coverage ratio requirement of 1.25 to 1.00 until the fiscal quarter ending December 31, 2023, (2) adds new financial covenants to require (i) minimum liquidity of $30.0 million for the fiscal quarter ending March 31, 2023, $35.0 million for the fiscal quarters ending June 30, 2023 and September 30, 2023, and $20.0 million at any time until September 30, 2023, and (ii) minimum EBITDA (as defined in the Credit Facility) of ($1 million) for the fiscal quarter ending March 31, 2023 and $1 for the fiscal quarter ending June 30, 2023, (3) increases the applicable margin for adjusted term SOFR borrowings and prime rate borrowings to 4.0% and 3.0%, respectively, when the Company’s leverage ratio exceeds 2.50 to 1.00, (4) increases the commitment fee on the unused portion of the revolving commitment to 0.40% per year when the Company’s leverage ratio exceeds 2.50 to 1.00, and (5) prohibits dividends and other distributions and tightens certain covenants.

On May 8, 2023, the Company entered into a Third Amendment to the Credit Agreement (the "Third Amendment"), which amends the Credit Agreement dated February 9, 2022 (as previously amended on May 27, 2022 and February 15, 2023). The Third Amendment, among other things, (1) modifies the financial covenants to eliminate the minimum EBITDA (as defined in the Credit Facility) of ($1 million) for the fiscal quarter ending March 31, 2023, (2) decreases the calculation of the borrowing base by $5 million through June 30, 2023 and an additional $5 million thereafter, (3) reduces the amount of the Revolving Credit Facility commitment to $25 million effective June 15, 2023, and (4) increases the applicable margin for adjusted term SOFR borrowings and prime rate borrowings to 4.5% and 3.5%, respectively, when the Company’s leverage ratio exceeds 2.50 to 1.00.
As of March 31, 2023, the Company's debt obligation under the Term Loan was $23.7 million, net of unamortized issuance cost of $0.4 million, and of which $1.3 million is scheduled for payment in the next 12 months. The Company had $12.0 million outstanding debt and $1.2 million in letters of credit issued under the $30.0 million Revolving Credit Facility as of March 31, 2023, and, after entering into the Third Amendment, $16.8 million was available to the Company for additional borrowing under the Revolving Credit Facility.
Due to the ongoing risk of non-compliance with certain financial covenants in the next 12 months, we presented our contractual long-term debt obligation of $22.8 million and $23.1 million as of March 31, 2023 and December 31, 2022, respectively, within the current portion of long-term debt on the unaudited condensed consolidated balance sheets. We are currently in discussion with the lenders to amend the debt agreement to mitigate the risk of non-compliance. While the borrowings under the term loan are currently classified as a current liability, the Company believes that it will maintain liquidity in the next 12 months to support its operations.
The future principal maturities of the Term Loan for each of the next five years are as follows (in thousands):

Remainder of 2023	$938
2024	1,563
2025	1,875
2026	2,188
2027	17,499
Total	$24,063
Related Party Debt
On October 31, 2022, DNS Korea, the Company’s wholly-owned subsidiary, entered into a Loan Agreement with DNI (the “November 2022 DNI Loan”). The November 2022 DNI Loan was negotiated and approved on behalf of the Company and its subsidiaries by the audit committee of the Board of Directors of the Company which consists of directors determined to be independent from DNI. The November 2022 DNI Loan consisted of a term loan in the amount of KRW 7.2 billion ($5.0 million USD), with interest payable monthly at an annual rate of 6.0%.
In the first quarter of 2023, the entire outstanding balance on the November 2022 DNI Loan was repaid and DNS Korea entered into a new short-term loan arrangement with DNI (the “February 2023 DNI Loan”) and borrowed KRW 5.0 billion ($4.1 million USD), with interest payable monthly at an annual rate of 7.0%. The Company's debt obligation under the February 2023 DNI Loan was KRW 5.0 billion ($3.8 million USD) as of March 31, 2023. The entire outstanding balance on the February 2023 DNI Loan was repaid in the second quarter of 2023.
As security for the February 2023 DNI Loan, DNS Korea granted a security interest to DNI in inventory of KRW 35.0 billion ($26.8 million USD) in its Janghowon warehouse, which should be maintained at a minimum of KRW 10.0 billion ($7.7 million USD), and account receivable for two certain customers in the amount to KRW 16.2 billion ($12.4 million USD).
Industrial Bank of Korea Loan
On March 30, 2023, DNS Korea entered into a Loan Agreement with Industrial Bank of Korea (the “IBK Loan”). The IBK Loan consisted of a short-term loan in the amount of KRW 1.2 billion ($0.9 million USD) with interest payable monthly at an annual rate of 6.3%. The entire outstanding balance on the IBK Loan was repaid in the second quarter of 2023.

(8) Employee Benefit Plans
Defined Contribution Plans
The Company maintains a 401(k) plan for its employees in the US whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company made discretionary contributions to the plan in 2022. For the three months ended March 31, 2023, the Company recorded an expense of $0.3 million. For the three months ended March 31, 2022, the Company recorded an expense of $0.2 million.
The Company maintains a defined contribution plan for its employees in Korea. Under the defined contribution plan, the Company contributes the equivalent of 8.3% of an employee's gross salary into the plan. For each of the three months ended March 31, 2023 and March 31, 2022 the Company recorded an expense of $0.3 million.
Defined Benefit Plans
The Company sponsors defined benefit plans for its employees in Germany and Japan. Defined benefit plans provide pension benefits based on compensation and years of service. The Germany plans were frozen as of September 30, 2003 and have not been offered to new employees after that date. The Company has recorded the underfunded status as of March 31, 2023 and December 31, 2022 as a long-term liability on the unaudited condensed consolidated balance sheets. The accumulated benefit obligation for the plans in Germany and Japan was $11.1 million and $11.0 million as of March 31, 2023 and December 31, 2022, respectively. Periodic benefit costs for each of the three months ended March 31, 2023 and March 31, 2022 were $0.1 million.
The Company holds pension insurance contracts, with the Company as beneficiary, in the amount of $2.5 million as of March 31, 2023 and December 31, 2022 related to individuals under the pension plans. The Company records these insurance contracts based on their cash surrender value at the balance sheet dates. These insurance contracts are classified as other assets on the Company’s unaudited condensed consolidated balance sheet. The Company intends to use any proceeds from these policies to fund the pension plans. However, since the Company is the beneficiary on these policies, these assets have not been designated pension plan assets.
(9) Restructuring and Other Charges
In 2021, the Company made the strategic decision to relocate manufacturing functions of DZS GmbH and Optelian to Seminole, Florida and to transition the above subsidiaries to sales and research and development centers. For the three months ended March 31, 2022, the Company recorded $0.4 million of related restructuring costs. The restructuring of DZS GmbH and Optelian was completed in 2022 and no related restructuring costs were recorded for the three months ended March 31, 2023.
On September 17, 2022, DZS signed an agreement with Fabrinet, a third-party provider of electro-mechanical and electronic manufacturing and distribution services, to transition the sourcing, procurement, order-fulfillment, manufacturing and return merchandise authorization activities in the Company's Seminole, Florida facility to Fabrinet. The transition to Fabrinet began in October 2022 and substantially completed in the beginning of 2023. Post transition, the DZS Seminole, Florida-based operations, supply chain and manufacturing workforce will be reduced by approximately two-thirds and the remaining team is expected to be relocated to an appropriately sized facility. For the three months ended March 31, 2023, the Company recorded $3.5 million of restructuring related costs, consisting of freight and expedite fees of $1.0 million, facility and labor costs of $0.8 million, accelerated depreciation of manufacturing related assets of $0.4 million, termination-related benefits of $0.3 million, inventory write-off of $0.5 million, and other costs of $0.5 million. The Company accounted for the one-time employee termination benefits in accordance with ASC 420, Exit or Disposal Cost Obligations, and recognized the respective liability when the final terms of the benefit arrangement were communicated to the affected employees. As of March 31, 2023, the Company had $0.6 million liability related to termination benefits associated with Seminole restructuring.
For the three months ended March 31, 2023, the Company also included in restructuring and other charges approximately $0.3 million of facility costs related to impaired facilities and $0.4 million of non-capitalizable implementation costs related to replacement of the Company’s legacy enterprise resource planning and reporting software.

(10) Related Party Transactions
Related Party Debt
As of March 31, 2023, the Company had KRW 5.0 billion ($3.8 million USD) outstanding of the related party borrowing from DNI. See Note 7 Debt for additional information about the Company’s related party debt.
The following table sets forth payment guarantees of the Company's obligations as of March 31, 2023 that have been provided by Dasan Networks, Inc. ("DNI"). DNI owns approximately 29.2% of the outstanding shares of the Company's common stock. The amount guaranteed exceeds the principal amounts of outstanding obligations due to collateral requirements by the banks.

Guarantor	Amount Guaranteed (in thousands)	Description of Obligations Guaranteed
Dasan Networks, Inc.	$4,422	Payment guarantee to Industrial Bank of Korea
Dasan Networks, Inc.	3,068	Payment guarantee to Shinhan Bank
	$7,490
Other Related Party Transactions
Sales, cost of revenue, operating expense, interest expense and other expenses to and from related parties were as follows (in thousands) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
Counterparty	Sales	Cost of revenue	Operating Expense	Interest expense	Other expenses
Dasan Networks, Inc.	$153	$128	$294	$79	$16

	Three Months Ended March 31, 2022
Counterparty	Sales	Cost of revenue	Operating Expense	Interest expense	Other expenses
Dasan Networks, Inc.	$198	$177	$407	$—	$17

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
DNS Korea has a lease agreement with DNI related to the lease of a warehouse facility. Operating lease cost related to the DNI lease totaled $0.1 million for the three months ended March 31, 2023. Operating lease cost related to the DNI leases totaled $0.2 million for the three months ended March 31, 2022. Operating lease expense is allocated between cost of revenue, research and product development, and selling, marketing, general and administrative expenses on the unaudited condensed consolidated statement of comprehensive income (loss). As of March 31, 2023, the right-of-use asset and operating lease liability related to DNI leases were $1.6 million. As of December 31, 2022, the right-of-use asset and operating lease liability related to DNI leases were $1.7 million.
The Company also pays a license fee under the Trademark License Agreement with DNI. The license fee is calculated as 0.4% of DNS Korea annual sales. For the three months ended March 31, 2023, license related expense were $0.2 million. For the three months ended March 31, 2022, license related expense were $0.1 million. License related expense are included in selling, marketing, general and administrative expenses on the consolidated statements of comprehensive income (loss).
Interest expense represents interest paid to DNI for the related party debt. Interest due to DNI was included in accrued and other liabilities on the unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2022. See Note 7 Debt for additional information about the Company’s related party debt.
Other expenses represent charges from DNI for its payment guarantees relating to the Company's obligations. The Company pays DNI a guarantee fee which is calculated as 0.9% per annum of the guaranteed amount. Refer to the table above for further information about obligations guaranteed by DNI.

Balances of Receivables and Payables with Related Parties
Balances of receivables and payables arising from sales and purchases of goods and services with related parties as of March 31, 2023 and December 31, 2022 were included in the following balance sheet captions on the unaudited condensed consolidated balance sheets, as follows (in thousands):

	As of March 31, 2023
Counterparty	Account receivables	Other receivables	Loans Payable	Accounts payable	Accrued and other liabilities
Dasan Networks, Inc.	$224	$—	$3,827	$895	$212

	As of December 31, 2022
Counterparty	Account receivables	Other receivables	Loans Payable	Accounts payable	Accrued and other liabilities
Dasan Networks, Inc.	$943	$123	$5,706	$1,019	$483
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
The following table is a reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation (in thousands, except per share data) for the three months ended March 31, 2023, and 2022:

	Three months ended March 31,
	2023	2022
Net income (loss)	$(17,135)	$(3,048)
Weighted average number of shares outstanding:
Basic	31,045	27,530
Effect of dilutive securities:
Stock options, restricted stock units and share awards	—	—
Diluted	31,045	27,530
Net income (loss) per share:
Basic	$(0.55)	$(0.11)
Diluted	$(0.55)	$(0.11)
The following table sets forth potential common stock that is not included in the diluted net income (loss) per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands):

	Three months ended March 31,
	2023	2022
Outstanding stock options	563	939
Unvested restricted stock units	500	278

(12) Leases
The Company leases certain properties and buildings (including manufacturing facilities, warehouses, and office spaces) and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists of operating leases which expire at various dates through 2028.
Assets and liabilities related to operating leases are included in the consolidated balance sheets as right-of-use assets from operating leases, operating lease liabilities - current and operating lease liabilities - non-current. The Company recognizes minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company amortizes this expense over the term of the lease beginning with the date of initial possession, which is the date the lessor makes an underlying asset available for use. For the three months ended March 31, 2023, the Company recognized lease expense of $1.0 million. For the three months ended March 31, 2022, the Company recognized lease expense of $1.2 million.
The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2023 (in thousands):

Remainder of 2023	$4,209
2024	5,131
2025	3,575
2026	2,232
2027	1,121
Thereafter	693
Total operating lease payments	16,961
Less: imputed interest	(1,603)
Total operating lease liabilities	$15,358
(13) Commitments and Contingencies
Performance Guarantees
In the normal course of operations, from time to time, the Company arranges for the issuance of various types of performance guarantees, such as standby letters of credit or surety bonds. These instruments are arrangements under which the financial institution or surety provides a financial guarantee that the Company will perform in accordance with contractual or legal obligations. As of March 31, 2023, the Company had $15.6 million of performance guarantees in the form of bank guarantees or surety bonds guaranteed by third parties.
Trade Compliance Matter
During the first quarter of 2022, the Company received a notice letter from the Office of the Commissioner of Customs, Chennai II of the India Department of Revenue (the “Notice”) claiming the Company had allegedly mis-declared and incorrectly classified certain products imported to India by the Company at the time of clearance of customs. The Notice claims that due to such mis-declaration and incorrect classification of the imported products, the Company and its contract manufacturer in India underpaid duties approximating INR 299.6 million ($3.6 million USD based on exchange rates as of March 31, 2023) related to such products. The documents relied upon in the Notice were requested by the Company, however they are yet to be received. In the second quarter of 2023, the Company received a second notice letter issued by the Office of the Principal Commissioner of Customs (Air Cargo) Complex, Chennai VII Commissionerate claiming the alleged underpaid duties approximated INR 389.3 million ($4.7 million based on exchange rates as of March 31, 2023). The two notice letters cover substantially the same shipments and overlap in scope. The Company intends to vigorously defend itself in this matter. As we have not yet received the full contents of the Notice, we are unable to estimate a potential loss related to this matter, if any, which could range up to the full amount of the alleged unpaid duties, plus penalties and interest.
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

(14) Income Taxes
Income tax expense for the three months ended March 31, 2023 was approximately $1.8 million on pre-tax loss of $15.3 million. Income tax benefit for the three months ended March 31, 2022 was approximately $1.3 million on pre-tax loss of $4.4 million.
As of March 31, 2023, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in North America, EMEA and Asia, mandatory R&D expense capitalization in the U.S., and foreign and state income tax rate differentials. Consistent with the prior periods, the Company continued to maintain valuation allowances in North America, EMEA and Asia.
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
The Company's property, plant and equipment, net of accumulated depreciation, were located in the following geographical areas (in thousands) as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
United States	$3,870	$5,725
Korea	2,440	2,706
Japan	619	644
Canada	—	157
Germany	88	110
Other	118	136
	$7,135	$9,478

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
We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items in future periods; anticipated growth and trends in our business, industry or key markets; cost synergies, growth opportunities and other potential financial and operating benefits of our acquisitions; future growth and revenues from our products; our plans and our ability to refinance or repay our existing indebtedness prior to the applicable maturity dates; our ability to access capital to fund our future operations; future economic conditions and performance; the impact of the global outbreak of COVID-19, also known as the coronavirus; the impact of inflation, interest rate and foreign currency fluctuations; anticipated performance of products or services; competition; plans, objectives and strategies for future operations, including our pursuit or strategic acquisitions and our continued investment in research and development; other characterizations of future events or circumstances; and all other statements that are not statements of historical fact, are forward-looking statements within the meaning of the Securities Act and the Exchange Act. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Our solutions and platforms portfolio include products in Access Edge, Subscriber Edge, Optical Edge, and Cloud Software.
•Access Edge. Our DZS Velocity portfolio offers a variety of solutions for carriers and service providers to connect residential and business customers, either using high-speed fiber or leveraging their existing deployed copper networks to offer broadband services to customer premises. Once our broadband access products are deployed, the service provider can offer voice, high-definition and ultra-high-definition video, high speed internet access and business class services to their customers. In addition, the switching and routing products we provide in this space offer a high-performance and manageable solution that bridges the gap from carrier access technologies to the core network. XCelerate by DZS increases the velocity with which service providers can leap to multi-gigabit services at scale by enabling rapid transition from Gigabit Ethernet Passive Optical Network (“GPON”) to 10 Gigabit Symmetrical Passive Optical Network (“XGS-PON”) and Gigabit Ethernet to 10 Gigabit Ethernet via any service port across a range of existing DZS Velocity chassis and 10 gigabit optimized stackable fixed form factor units.

•Subscriber Edge. Our DZS Helix connected premises product portfolio offers a large collection of optical network terminals (“ONTs”) and smart gateway solutions for any fiber to the “x” (“FTTx”) deployment. DZS ONTs and Smart Gateway platforms are designed for high bandwidth services being deployed to the home or business. Our connected premises portfolio consists of indoor/outdoor ONTs and gateways delivering best-in-class data and WiFi throughout the premises to support FTTx applications. The product feature set gives service providers an elegant migration path from legacy to soft switch architectures without replacing ONTs.
•Optical Edge. Our DZS Chronos and DZS Saber portfolios provide robust, manageable and scalable solution for mobile operators and service providers that enable them to upgrade their mobile fronthaul/midhaul/backhaul (“xHaul”) systems and migrate to fifth generation wireless technologies (“5G”) and beyond as well as deliver robust edge transport. DZS Chronos provides a full range of 5G-ready xHaul and coherent optical capable solutions that are open, software-defined, and field proven. Our mobile xHaul and edge transport products may be collocated at the radio access node base station and can aggregate multiple radio access node base stations into a single backhaul for delivery of mobile traffic to the radio access node network controller or be leveraged as transport vehicles for FTTx deployments. Our products support pure Ethernet switching as well as layer 3 IP and Multiprotocol Label Switching (“MPLS”), and we interoperate with other vendors in these networks. Our DZS Saber portfolio provides high bandwidth optical transport and services, enabling service providers to push high bandwidth transport closer to their subscribers near the edge of their networks. Complementary to the growth of high bandwidth technologies like XGS-PON and 5G mobile at the access edge, DZS Saber products leverage environmentally hardened dense wavelength-division multiplexing (DWDM) coherent optics to deliver transport bandwidth speeds from 100 gigabits per second (Gbps) to 400 Gbps over long distances that can be necessary to support advanced access and mobile technologies. Some DZS Saber platforms also provide additional feature such as multi-degree colorless directionless contentionless (CDC) FlexGrid reconfigurable optical add-drop multiplexer (ROADM) functionality, which allows service providers to easily adjust to changing network traffic demands.
•Cloud Software. Our DZS Cloud platform provides software capabilities specifically in the areas of network orchestration, application slicing, automation, analytics, service assurance, and consumer broadband experience. Via our DZS Xtreme solutions we offer a commercial, carrier-grade network-slicing enabled orchestration platform complementing our position with physical network devices supporting Open RAN (“O-RAN”) and 4G/5G networks. Communications service providers are implementing software defined networking (“SDN”) and network functions virtualization (“NFV”) architectures to reduce reliance on proprietary systems and hardware, which increase service agility, flexibility, and deployment of new network services while lowering costs. Our Expresse software solution provides a clear view of multi-vendor, multi-technology access networks for both network and service assurance while monitoring, identifying, diagnosing, and fixing network problems via an artificial intelligence (AI) based recommendation engine. CloudCheck software is an advanced WiFi experience management and analytics solution that enables communications service providers to monitor, manage and optimize home WiFi networks. DZS customers are implementing experience and service assurance solutions to reduce support costs, including specifically the costs of WiFi troubleshooting and truck rolls, improve service performance and customer satisfaction, and ultimately reduce subscriber churn and increase average revenue per user (ARPU).
Our key financial objectives include the following:
•Increasing revenue while continuing to carefully control costs;
•Continuing investments in strategic research and product development activities that will provide the maximum potential return on investment;
•Minimizing consumption of our cash and cash equivalents; and
•Improving gross margin through a wide range of initiatives, including an increase in the mix of recurring software revenue and reducing fixed costs by outsourcing manufacturing.

RECENT DEVELOPMENTS
On February 15, 2023, the Company entered into a Second Amendment to Credit Agreement (the “Second Amendment”), which amends the Credit Agreement dated February 9, 2022 (as previously amended on May 27, 2022) and, among other things, modifies certain financial covenants. Refer to Note 7, in the Notes to Unaudited Condensed Consolidated Financial Statements, for further information on the Second Amendment.
On May 8, 2023, the Company entered into a Third Amendment to the Credit Agreement (the "Third Amendment"), which amends the Credit Agreement dated February 9, 2022 (as previously amended on May 27, 2022 and February 15, 2023). The Third Amendment, among other things, (1) modifies the financial covenants to eliminate the minimum EBITDA (as defined in the Credit Facility) of ($1 million) for the fiscal quarter ending March 31, 2023, (2) decreases the calculation of the borrowing base by $5 million through June 30, 2023 and an additional $5 million thereafter, (3) reduces the amount of the Revolving Credit Facility commitment to $25 million effective June 15, 2023, and (4) increases the applicable margin for adjusted term SOFR borrowings and prime rate borrowings to 4.5% and 3.5%, respectively, when the Company’s leverage ratio exceeds 2.50 to 1.00.
As of March 31, 2023, the Company's debt obligation under the Term Loan was $23.7 million, net of unamortized issuance cost of $0.4 million, and of which $1.3 million is scheduled for payment in the next 12 months. Due to the ongoing risk of non-compliance with certain financial covenants in the next 12 months, we presented our contractual long-term debt obligation of $22.8 million and $23.1 million as of March 31, 2023 and December 31, 2022, respectively, within the current portion of long-term debt on the unaudited condensed consolidated balance sheets. We are currently in discussion with the lenders to amend the debt agreement to mitigate the risk of non-compliance. While the borrowings under the term loan are currently classified as a current liability, the Company believes that it will maintain liquidity in the next 12 months to support its operations.

RESULTS OF OPERATIONS
The table below presents the historical consolidated statement of comprehensive income (loss) as a percentage of revenues and year-over-year changes (dollars in thousands).

	Three months ended March 31,
	2023	% of net revenue	2022	% of net revenue	Increase (Decrease)
Net revenue	$90,812	100%	$77,040	100%	17.9%
Cost of revenue	60,985	67%	50,215	65%	21.4%
Gross profit	29,827	33%	26,825	35%	11.2%
Operating expenses:
Research and product development	14,851	16%	11,844	15%	25.4%
Selling, marketing, general and administrative	24,781	27%	17,742	23%	39.7%
Restructuring and other charges	4,152	5%	436	1%	852.3%
Amortization of intangible assets	1,271	1%	294	1%	332.3%
Total operating expenses	45,055	49%	30,316	40%	48.6%
Operating loss	(15,228)	(16)%	(3,491)	(5)%	336.2%
Interest expense, net	(792)	(1)%	(90)	—%	780.0%
Other income (expense), net	728	1%	(800)	(1)%	(191.0)%
Loss before income taxes	(15,292)	(16)%	(4,381)	(6)%	249.1%
Income tax provision	1,843	2%	(1,333)	(2)%	(238.3)%
Net loss	$(17,135)	(18)%	$(3,048)	(4)%	462.2%
Net Revenue
The following table presents our revenues by product technology (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)
Access Networking Infrastructure	$79,459	$72,462	9.7%
Cloud Software & Services	11,353	4,578	148.0%
Total	$90,812	$77,040	17.9%
Our revenue from sales of access networking infrastructure products includes Access Edge, Optical Edge, and Subscriber Edge network solutions. Our cloud software and services revenue represents revenue from our Cloud Software solutions including DZS Xtreme, Expresse and CloudCheck software, and revenue from maintenance and other professional services associated with product shipments.
For the three months ended March 31, 2023, access networking infrastructure revenue increased by 9.7% or 7.0 million to $79.5 million from $72.5 million in the same period last year. The increase was primarily attributable to higher spending levels from our major customers in Asia. The increase in cloud software and services revenue was primarily due to the increased product and software sales and revenue related to the ASSIA Acquisition.
The following table presents our revenues by geographical concentration (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)
Americas	$24,855	$23,061	7.8%
Europe, Middle East, Africa	19,182	18,649	2.9%
Asia	46,775	35,330	32.4%
Total	$90,812	$77,040	17.9%
Our geographic diversification reflects the combination of market demand, a strategic focus on capturing market share through new customer wins and new product introductions.

The increase in net revenue for the three months ended March 31, 2023 was attributable to increased revenue in all regions driven by increased spending levels from our major customers, particularly in Asia, and revenue related to the ASSIA Acquisition.
For the three months ended March 31, 2023, two customers each accounted for 13% of net revenue. For the three months ended March 31, 2022, two customers accounted for 13% and 12% of net revenue, respectively.
We anticipate that our results of operations in any given period may depend to a significant extent on sales to a small number of large customers. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.
Cost of Revenue and Gross Profit
Total cost of revenue increased by 21.4% to $61.0 million for the three months ended March 31, 2023, compared to $50.2 million for the three months ended March 31, 2022. Total cost of revenue was 67.2% of net revenue for the three months ended March 31, 2023, compared to 65.2% of net revenue for the three months ended March 31, 2022, which resulted in a decrease in gross profit percentage to 32.8% for the three months ended March 31, 2023 from 34.8% for the three months ended March 31, 2022. The increase in total cost of revenue was primarily due to the increase in sales volume. The gross profit percentage decrease was primarily due to the change in number and mix of products sold, as certain lower margin projects anticipated in later quarters were accelerated into the first quarter, and certain higher margin projects were deferred to later quarters, which was partially offset by higher margins on software sales related to the ASSIA Acquisition.
Operating Expenses
Research and Product Development Expenses: Research and product development expenses include personnel costs, outside contractor and consulting services, depreciation on lab equipment, costs of prototypes and overhead allocations.
Research and product development expenses increased by 25.4% to $14.9 million for the three months ended March 31, 2023 compared to $11.8 million for the three months ended March 31, 2022. The increase in research and product development expenses was primarily due to strategic hiring decisions in research, development, and product line management with the intent to accelerate growth and capture market share and the ASSIA Acquisition.
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
Selling, marketing, general and administrative expenses increased by 39.7% to $24.8 million for the three months ended March 31, 2023 compared to $17.7 million for the three months ended March 31, 2022. The increase was primarily due to higher stock-based compensation and strategic hiring decisions across sales and administration with the intent to accelerate growth and capture market share.
Restructuring and Other Charges: Restructuring and other charges for the three months ended March 31, 2023 primarily related to the strategic decision to outsource manufacturing from the Company's Seminole, Florida facility to Fabrinet, for which the Company recorded $3.5 million of such charges. The Company also included in restructuring and other charges approximately $0.3 million of facility costs related to impaired facilities and $0.4 million of non-capitalizable implementation costs related to replacement of the Company’s legacy enterprise resource planning and reporting software. Restructuring and other charges for the three months ended March 31, 2022 related primarily to the transition DZS GmbH and Optelian to sales and research and development centers, for which the Company recorded $0.4 million of such charges. See Note 9 Restructuring and Other Charges of the Notes to Unaudited Condensed Consolidated Financial Statements, for further information.
Interest Income (Expense), net: Interest income (expense) relates mainly to earnings from our cash and cash equivalents, interest expense associated with the credit facilities and amortization of debt issuance costs associated with obtaining such credit facilities. For the three months ended March 31, 2023, the Company recorded 0.8 million interest expense, net. For the three months ended March 31, 2022, the Company recorded $0.1 million of interest expense, net.
Other Income (Expense), net: Other income (expense) relates mainly to realized and unrealized foreign exchange gains and losses. For the three months ended March 31, 2023, the Company recorded $0.7 million of other income, net. For the three and nine months ended March 31, 2022, the Company recorded $0.8 million of other expense. The change in other income (expense), net was primarily due to foreign currency exchange rates fluctuation during the above periods.

Income Tax Provision: Income tax expense for the three months ended March 31, 2023 was approximately $1.8 million on pre-tax loss of $15.3 million. Income tax benefit for the three months ended March 31, 2022 was approximately $1.3 million on pre-tax loss of $4.4 million.
As of March 31, 2023, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in North America, EMEA and Asia, mandatory R&D expense capitalization in the U.S., and foreign and state income tax rate differentials. Consistent with the prior periods, the Company continued to maintain valuation allowances in North America, EMEA and Asia.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to Note 1 Organization and Summary of Significant Accounting Policies in the Notes to our Audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by Note 1 Organization and Summary of Significant Accounting Policies of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and issuance of equity or debt instruments, based on our operating requirements and market conditions.
The following table summarizes the information regarding our cash and cash equivalents and working capital (in thousands):

	March 31, 2023	December 31, 2022
Unrestricted cash and cash equivalents	$28,892	$34,347
Working capital	72,170	86,526
As of March 31, 2023, we had $72.2 million of working capital and $28.9 million in unrestricted cash and cash equivalents, which included $13.3 in cash balances held by our international subsidiaries.
As of March 31, 2023, the Company's debt obligation under the Term Loan was $23.7 million, net of unamortized issuance cost of $0.4 million, and of which $1.3 million is scheduled for payment in the next 12 months. As of March 31, 2023, we had $12 million outstanding debt and $1.2 million in letters of credit issued under the $30.0 million Revolving Credit Facility, and, after entering into the Third Amendment, $16.8 million was available to the Company for additional borrowing under the Revolving Credit Facility.
Due to the ongoing risk of non-compliance with certain financial covenants in the next 12 months, we presented our contractual long-term debt obligation of $22.8 million and $23.1 million as of March 31, 2023 and December 31, 2022, respectively, within the current portion of long-term debt on the unaudited condensed consolidated balance sheets. We are currently in discussion with the lenders to amend the debt agreement to mitigate the risk of non-compliance.
In addition to negotiating for revised financial covenants, we continue to focus on cost management, operating efficiency and efficient discretionary spending. Management is actively taking measures to enhance profitability and liquidity, including reducing the Company’s cost structure and cash outflows, including its investment in inventory, and managing receivable balances through aggressive collection efforts and tighter customers payment terms. These plans are not completely within the Company’s control, as some actions are dependent on the Company’s lenders, vendors and customers. However, management believes that such plans are reasonably achievable and the Company will sufficiently meet its liquidity needs.
In addition, if necessary, we may leverage our Revolving Credit Facility or issue debt or equity securities. We may also rationalize the number of products we sell, adjust our manufacturing footprint, and reduce our operations in low margin regions, including reductions in headcount. Based on our current forecast, plans and current business conditions, the Company believes its existing cash, together with the working capital balances, will be sufficient to fund the Company’s ongoing liquidity requirements, including debt repayments, operating expenses and capital expenditures for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Three months ended March 31,
	2023	2022
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(15,006)	$(10,732)
Net cash provided by (used in) investing activities	1,015	(1,317)
Net cash provided by (used in) financing activities	6,610	(22)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(67)	(903)
Net change in cash, cash equivalents and restricted cash	(7,448)	(12,974)
Cash, cash equivalents and restricted cash at beginning of period	38,464	53,639
Cash, cash equivalents and restricted cash at end of period	$31,016	$40,665
Operating Activities
Net cash used in operating activities increased by $4.3 million to $15.0 million for the three months ended March 31, 2023 from net cash used in operating activities of $10.7 million for the three months ended March 31, 2022. The increase in cash used in operating activities was primarily due to an increase in research and development expenses, sales and marketing expense, and restructuring expenses related to the Fabrinet transition.
Investing Activities
Net cash provided by investing activities totaled $1.0 million for the three months ended March 31, 2023 and consisted primarily of cash received from the sale of manufacturing equipment as part of transition to Fabrinet. This is in comparison to net cash used in investing activities of $1.3 million million for the three months ended March 31, 2022 which consisted primarily of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities totaled $6.6 million for the three months ended March 31, 2023 and consisted primarily of net drawings on Revolving Credit Facility and other short-term borrowings. This is in comparison to net cash used in financing activities of $0.1 million for the three months ended March 31, 2022 which consisted primarily of payment of debt issuance cost partially offset by proceeds from exercise of stock awards.
Cash Management
Our primary source of liquidity comes from our cash, cash equivalents and restricted cash, which totaled $31.0 million at March 31, 2023. Our cash, cash equivalents and restricted cash as of March 31, 2023 included $14.1 million held by our international subsidiaries.
Debt Facilities
As of March 31, 2023, the Company's debt obligation consisted of $23.7 million of the JPMorgan Term Loan obligation, $12.0 million outstanding debt under the $30.0 million Revolving Credit Facility, $0.9 million of the short-term obligation under the IBK Loan, and $3.8 million of short-term obligation under the February 2023 DNI Loan. Refer to Note 7 Debt, in the Notes to Unaudited Condensed Consolidated Financial Statements, for more detail about our current and past debt obligations.
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

Our accounts receivable represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of March 31, 2023, no customers represented more than 10% of net accounts receivable. Net receivables from customers in countries other than the United States represented 86% of such receivables. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt obligations.
The Tax Cuts and Jobs Act of 2017 (TCJA) requires capitalization of all research and development ("R&D") costs incurred in tax years beginning after Dec. 31, 2021 for tax reporting purposes. Capitalized R&D costs will be deductible over five years if the R&D activities are performed in the U.S. or 15 years if the activities are performed outside of the U.S. Due to the Company's significant annual investment in R&D, the impact of this legislation will accelerate the utilization of the Company's net operating loss carryforwards and the timing of when the Company becomes a tax paying entity in the U.S.
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
Interest Rate Risk
We had unrestricted cash and cash equivalents of $28.9 million and $34.3 million at March 31, 2023 and December 31, 2022, respectively. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less.
Our exposure to interest rate risk includes the amount of interest we must pay on our borrowings under our JPMorgan Credit Agreement. At the Company’s option, amounts borrowed under the Credit Agreement, as amended, accrue interest at a per annum rate equal to either (i) the adjusted term SOFR rate plus a margin ranging from 3.5% to 4.5% per year or (ii) the prime rate plus a margin ranging from 2.5% to 3.5% per year, in each case depending on the Company’s leverage ratio.
As of March 31, 2023, the Company's contractual debt obligation under the Term Loan was $24.1 million. If the applicable variable interest rates changed by 200 basis points, our interest expense for the first three months of 2023 would have decreased or increased by less than $0.2 million.
Foreign Currency Exchange Risk
We have foreign currency risks related to certain of our foreign subsidiaries, primarily in Korea, Japan, Germany, and the UK. International net revenues and operating expense are typically denominated in the local currency of each country and result from transactions by our operations in these countries. The local currencies of these foreign subsidiaries are the South Korean Won ("KRW"), Japanese Yen ("JPY"), Euro ("EUR), and Pound Sterling ("GBP"), respectively. Fluctuations in foreign currencies create volatility in our reported results of operations. If the U.S. Dollar ("USD") had appreciated or depreciated by 10% relative to KRW, JPY, EUR and GBP our operating income for the first three months of 2023 would have decreased or increased by approximately $3.0 million, respectively.
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our unaudited condensed consolidated balance sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ended March 31, 2023 was a net translation loss of $2.1 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss. If USD had appreciated or depreciated by 10% relative to KRW, JPY, EUR, and GBP, our net assets as of March 31, 2023 would have decreased or increased by approximately $3.0 million, respectively.
We have certain assets and liabilities, primarily inter-company loans, that are denominated in currencies other than the relevant entity’s functional currency. Our intercompany loans are primarily denominated in USD and EUR. Changes in the functional currency value of these balances create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other income (expense), net” in our unaudited condensed consolidated statement of comprehensive income (loss). During the three months ended March 31, 2023, we recognized approximately $0.3 million of gain related to the intercompany loans denominated in foreign currencies. If USD had appreciated or depreciated by 10% relative to EUR, our net income for the first three months of 2023 would have decreased or increased by approximately $2.0 million, respectively.
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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. In the course of the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, because a material weakness in the Company’s internal control over financial reporting existed at December 31, 2022 and had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective as of March 31, 2023. This material weakness in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated and combined financial statements will not be prevented or detected on a timely basis.
In the fourth quarter of 2022, the Company entered a significant sales agreement with an existing customer which was subject to unique delivery terms. In reviewing the accounting for the revenue transaction, our management identified a deficiency in the effectiveness of a control intended to properly document and review relevant facts in connection with revenue recognition related to such transaction. Accordingly, a material error was detected in recorded revenue in our 2022 preliminary consolidated financial statements as a result of this misapplication of U.S. GAAP. The December 31, 2022 consolidated financial statements included in the 2022 Form 10-K filed on March 10, 2023 and in our earnings press release filed on February 16, 2023 with our Current Report on Form 8-K were corrected prior to issuance.
Remediation Plan
Management has begun implementing a remediation plan to reassess the design of our controls and modify our processes related to the accounting for significant revenue transactions as well as enhancing monitoring and oversight controls in the application of accounting guidance related to such transactions. The remediation plan includes the following:
•Training with operational personnel to ensure potential unique revenue transactions are identified and communicated to accounting personnel in advance so the accounting for such transactions can be evaluated and business terms addressed as necessary;
•Implementing specific review procedures designed to enhance our revenue recognition controls;
•Strengthening our revenue recognition control with improved documentation standards, technical oversight and training.
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
Item 1A. Risk Factors
A list of factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, “Risk Factors” in the 2022 Form 10-K. There have been no material changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in the 2022 Form 10-K.
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

10.3
Second Amendment to Credit Agreement, dated as of February 15, 2023, among DZS Inc., as Borrower, the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2023).

10.4*
Third Amendment to Credit Agreement, dated as of May 8, 2023, among DZS Inc., as Borrower, the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

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

Date: May 9, 2023
	By:	/s/ Charles Daniel Vogt
	Name:	Charles Daniel Vogt
	Title:	President and Chief Executive Officer

	By:	/s/ Misty Kawecki
	Name:	Misty Kawecki
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)