Form 10-Q/A
period 2022-03-31
DZS INC.
filed 2024-08-13
CIK 1101680

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in rule 12b-2 of the Exchange Act.

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

As of July 22, 2024, there were 38,024,783 shares outstanding of the registrant’s common stock, $0.001 par value.

EXPLANATORY NOTE

Subsequent to the issuance of the unaudited condensed consolidated financial statements as of March 31, 2023 and as previously disclosed on June 1, 2023, Management determined that the Company’s previously issued unaudited consolidated financial statements as of and for the three months ended March 31, 2023 (the “Q1 2023 Financial Statements”) contained a material accounting error relating to the timing of revenue recognition with respect to certain customer projects. As a result of this error, the Audit Committee determined that the Company’s Q1 2023 Financial Statements should no longer be relied upon and should be restated. In addition, as a result of the error, the Audit Committee initiated a review of the Company’s accounting for revenue recognition and the extent to which these matters affect the Company’s internal controls over financial reporting (the “Review”).

On November 9, 2023, the Company disclosed that although the Review was still ongoing, based on preliminary findings, management had determined that the Company’s previously issued audited condensed consolidated financial statements as of and for the year ended December 31, 2022 (the “2022 Annual Financial Statements”), as well as the Company’s previously issued unaudited condensed consolidated financial statements as of and for each of the three months ended March 31, 2022, the three and six months ended June 30, 2022 and the three and nine months ended September 30, 2022 (collectively, the “2022 Interim Financial Statements” and, together with the 2022 Annual Financial Statements, the “2022 Financial Statements” and, together with the Q1 2023 Financial Statements, the “Affected Financial Statements”), should no longer be relied upon and should be restated due to accounting errors in each of the 2022 Financial Statements relating to revenue recognition.

During the course of the Review, and during the Company's subsequent assessment of its accounting practices, accounting and financial reporting errors were identified. Specifically, errors in timing of revenue recognition relating to incorrect shipping dates, incorrect or unapproved shipping terms, incorrect timing of the transfer of control, and incorrect evaluation of the existence of contracts. As a result, revenue, accounts receivable, contract assets and liabilities, inventory and cost of sales, goodwill, and the tax provision contained errors which resulted in corrections in accounting under U.S. GAAP related to the timing of revenue recognition under certain customer projects. See Restatement Note 1 to this Quarterly Report on Form 10-Q/A.

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (“Form 10-Q/A”) for the quarterly period ended March 31, 2022, which was filed with the United States Securities and Exchange Commission (“SEC”) on May 3, 2022 (the “Original Filing”), to reflect restatements of the Condensed Consolidated Balance Sheet at March 31, 2022, the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2022, and Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2022, and the related notes thereto.

The following sections in the Original Filing are revised in this Form 10-Q/A, solely as a result of, and to reflect, the restatement:

Part I – Item. Financial Statements

Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I - Item 3. Quantitative and Qualitative Disclosures about Market Risk

Part I - Item 4. Controls and Procedures

Part II - Item 1. Legal Proceedings

Part II - Item 1A. Risk Factors

Part II - Item 6. Exhibits

Pursuant to the rules of the SEC, Part II, Item 6 of the Original Filing has been amended to include the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the principal executive officer and principal financial officer are included in this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement. This Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing, in each case as those filings may have been, or with respect to filings for the Non-Reliance Periods will be, superseded or amended.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2022 (As Restated)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$34,160	$46,666
Restricted cash	6,343	6,808
Accounts receivable - trade, net of allowance for credit losses of $17,058 as of March 31, 2022 and $17,735 as of December 31, 2021	78,950	86,114
Other receivables	9,898	10,621
Inventories	70,085	56,893
Contract assets	902	2,184
Prepaid expenses and other current assets	10,019	5,690
Total current assets	210,357	214,976
Property, plant and equipment, net	10,277	9,842
Right-of-use assets from operating leases	11,751	12,640
Goodwill	6,145	6,145
Intangible assets, net	4,820	5,115
Other assets	9,904	8,950
Total assets	$253,254	$257,668
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$63,774	$64,258
Contract liabilities	8,506	6,091
Operating lease liabilities	3,927	4,097
Accrued and other liabilities	16,916	16,032
Total current liabilities	93,123	90,478
Contract liabilities - non-current	2,881	3,044
Operating lease liabilities - non-current	11,029	12,103
Pension liabilities	16,106	16,527
Other long-term liabilities	3,704	3,609
Total liabilities	126,843	125,761
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 36,000 shares authorized, 27,603 and 27,505 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively, at $0.001 par value	27	27
Preferred stock, $0.001 par value, 25,000 shares authorized and no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	226,163	223,336
Accumulated other comprehensive loss	(4,793)	(4,457)
Accumulated deficit	(94,986)	(86,999)
Total stockholders’ equity	126,411	131,907
Total liabilities and stockholders’ equity	$253,254	$257,668

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2022 (As Restated)	2021
Net revenue	$71,990	$81,031
Cost of revenue	46,599	52,936
Gross profit	25,391	28,095
Operating expenses:
Research and product development	11,844	11,119
Selling, marketing, general and administrative	17,742	31,824
Restructuring and other charges	436	6,252
Impairment of long-lived assets	—	1,735
Amortization of intangible assets	294	262
Total operating expenses	30,316	51,192
Operating loss	(4,925)	(23,097)
Interest income	37	42
Interest expense	(127)	(249)
Other income (expense), net	(800)	972
Loss before income taxes	(5,815)	(22,332)
Income tax provision	1,771	893
Net loss	(7,586)	(23,225)

Foreign currency translation adjustments	(268)	(2,270)
Actuarial loss	—	(28)
Comprehensive loss	$(7,854)	$(25,523)
Net loss per share
Basic	$(0.28)	$(0.92)
Diluted	$(0.28)	$(0.92)
Weighted average shares outstanding
Basic	27,530	25,252
Diluted	27,530	25,252

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In thousands)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	loss	deficit	equity
For the three-months ended March 31, 2022:
Balance as of December 31, 2021	27,505	$27	$223,336	$(4,457)	$(86,999)	$131,907
Cumulative effect of ASC 326 adoption	—	—	—	—	(401)	(401)
Exercise of stock awards and employee stock plan purchases	98	—	156	—	—	156
Stock-based compensation	—	—	2,671	—	—	2,671
Net loss (As Restated)	—	—	—	—	(7,586)	(7,586)
Subsidiary dissolution	—	—	—	(68)	—	(68)
Other comprehensive loss	—	—	—	(268)	—	(268)
Balance as of March 31, 2022 (As Restated)	27,603	$27	$226,163	$(4,793)	$(94,986)	$126,411

For the three-months ended March 31, 2021:
Balance as of December 31, 2020	21,958	$22	$147,997	$(2,124)	$(52,316)	$93,579
Issuance of common stock in public offering, net of issuance costs	4,600	5	59,520			59,525
Exercise of stock awards and employee stock plan purchases	325	—	2,569	—	—	2,569
Stock-based compensation	—	—	1,352	—	—	1,352
Net loss	—	—	—	—	(23,225)	(23,225)
Other comprehensive loss	—	—	—	(2,298)	—	(2,298)
Balance as of March 31, 2021	26,883	$27	$211,438	$(4,422)	$(75,541)	$131,502

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three months ended
	March 31,
	2022 (As Restated)	2021
Cash flows from operating activities:
Net loss	$(7,586)	$(23,225)
Adjustments to reconcile net loss to net cash provided by used in operating activities:
Depreciation and amortization	1,081	1,265
Impairment of long-lived assets and non-cash restructuring	—	4,443
Amortization of deferred financing costs	—	12
Stock-based compensation	2,671	1,352
Provision for inventory write-down	705	666
Provision for credit losses, net of recoveries	(752)	14,228
Provision for sales returns	1,448	239
Provision for warranty expense	121	269
Unrealized loss (gain) on foreign currency transactions	874	(883)
Subsidiary dissolution	(68)	—
Deferred taxes	—	(134)
Changes in operating assets and liabilities excluding effects of acquisition:
Accounts receivable	6,418	(846)
Other receivable	126	(2,678)
Inventories	(14,557)	(3,239)
Contract assets	1,261	(267)
Prepaid expenses and other assets	(4,557)	(1,186)
Accounts payable	1,586	3,539
Contract liabilities	(43)	32
Accrued and other liabilities	540	(523)
Net cash used in operating activities	(10,732)	(6,936)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,317)	(1,266)
Acquisition of business, net of cash acquired	—	(4,258)
Net cash used in investing activities	(1,317)	(5,524)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offerings, net of issuance costs	—	59,525
Repayments of short-term borrowings and line of credit	—	(11,494)
Repayments of related party term loan	—	(29,298)
Payments for debt issue costs	(178)	—
Proceeds from exercise of stock awards and employee stock plan purchases	156	2,569
Net cash provided by (used in) financing activities	(22)	21,302
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(903)	404
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,974)	9,246
Cash, cash equivalents and restricted cash at beginning of period	53,639	54,587
Cash, cash equivalents and restricted cash at end of period	$40,665	$63,833

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$34,160	$56,818
Restricted cash	6,343	6,848
Long-term restricted cash	162	167
	$40,665	$63,833

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest - bank and trade facilities	$36	$83
Interest - related party	—	94
Income taxes	$283	$1,206

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

(b) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q/A and Article 3 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements include the accounts of the Company and its wholly owned subsidiaries. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 9, 2022. For a complete description of what the Company believes to be the critical accounting policies and estimates used in the preparation of its unaudited condensed consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

(e) Restatement

Subsequent to the issuance of the unaudited condensed consolidated financial statements as of March 31, 2023 and as previously disclosed on June 1, 2023, Management determined that the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023 (the “Q1 2023 Financial Statements”) contained an accounting error relating to the timing of revenue recognition with respect to certain customer projects. As a result of this error, the Audit Committee determined that the Company’s Q1 2023 Financial Statements should no longer be relied upon and should be restated. In addition, as a result of the error, the Audit Committee initiated a review of the Company’s accounting for revenue recognition and the extent to which these matters affect the Company’s internal controls over financial reporting (the “Review”).

On November 9, 2023, the Company disclosed that although the Review was still ongoing, based on preliminary findings, management had determined that the Company’s previously issued audited condensed consolidated financial statements as of and for the year ended December 31, 2022 (the “2022 Annual Financial Statements”), as well as the Company’s previously issued unaudited condensed consolidated financial statements as of and for each of the three months ended March 31, 2022, the three and six months ended June 30, 2022 and the three and nine months ended September 30, 2022 (collectively, the “2022 Interim Financial Statements” and, together with the 2022 Annual Financial Statements, the “2022 Financial Statements” and, together with the Q1 2023 Financial Statements, the “Affected Financial Statements”), should no longer be relied upon and should be restated due to accounting errors in each of the 2022 Financial Statements relating to revenue recognition.

During the course of the Review, and during the Company's subsequent assessment of its accounting practices, accounting and financial reporting errors were identified. Specifically, errors in timing of revenue recognition relating to incorrect shipping dates, incorrect or unapproved shipping terms, incorrect timing of the transfer of control, and incorrect evaluation of the existence of contracts. As a result, revenue, accounts receivable, contract assets and liabilities, and inventory and cost of sales contained errors which resulted in corrections in accounting under U.S. GAAP related to the timing of revenue recognition under certain customer projects. Accordingly, the Company is restating its unaudited condensed consolidated financial statements for the three months ended March 31, 2022, to correct these errors which are described below.

The amounts in the "As Previously Reported" columns are amounts derived from the Company's previously filed financial statements in its Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission on May 3, 2022. The amounts in the "Adjustments" columns present the impact of the accounting error corrections relating to the timing of revenue recognition with respect to certain customer projects along with other corrections to the Company's previously filed financial statements. The description of the corrections is referenced by (a) through (b) in the tables below. The amounts in the "As Restated" columns are the updated amounts including the impacts from the adjustments.

The following table presents the effect of the restatement on the Company's previously reported unaudited condensed consolidated balance sheet as of March 31, 2022 (in thousands, except par value).

	March 31, 2022
	As Previously Reported	Adjustments		As Restated
Assets
Current assets:
Cash and cash equivalents	$34,160	$—		$34,160
Restricted cash	6,343	—		6,343
Accounts receivable - trade, net	82,607	(3,657)	(a)	78,950
Other receivables	9,898	—		9,898
Inventories	66,459	3,626	(a)	70,085
Contract assets	902	—		902
Prepaid expenses and other current assets	13,039	(3,020)	(b)	10,019
Total current assets	213,408	(3,051)		210,357
Property, plant and equipment, net	10,277	—		10,277
Right-of-use assets from operating leases	11,751	—		11,751
Goodwill	6,145	—		6,145
Intangible assets, net	4,820	—		4,820
Other assets	9,904	—		9,904
Total assets	$256,305	$(3,051)		$253,254
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$63,774	$—		$63,774
Contract liabilities	7,103	1,403	(a)	8,506
Operating lease liabilities	3,927	—		3,927
Accrued and other liabilities	16,832	84	(b)	16,916
Total current liabilities	91,636	1,487		93,123
Contract liabilities - non-current	2,881	—		2,881
Operating lease liabilities - non-current	11,029	—		11,029
Pension liabilities	16,106	—		16,106
Other long-term liabilities	3,704	—		3,704
Total liabilities	125,356	1,487		126,843
Stockholders’ equity:
Common stock	27	—		27
Additional paid-in capital	226,163	—		226,163
Accumulated other comprehensive loss	(4,793)	—		(4,793)
Accumulated deficit	(90,448)	(4,538)		(94,986)
Total stockholders’ equity	130,949	(4,538)	(a)	126,411
Total liabilities and stockholders’ equity	$256,305	$(3,051)		$253,254

The impact of each error for the corresponding period in the above table is described below:

(a) Error corrections relating to the timing of revenue recognition with respect to certain customer projects.

(b) Tax impact on the error corrections relating to the timing of revenue recognition with respect to certain customer projects.

The following table presents the effect of the restatement on the Company's previously reported unaudited condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2022 (in thousands, except per share data).

	Three Months Ended March 31, 2022
	As Previously Reported	Adjustments		As Restated
Net revenue	$77,040	$(5,050)	(a)	$71,990
Cost of revenue	50,215	(3,616)	(a)	46,599
Gross profit	26,825	(1,434)		25,391
Operating expenses:
Research and product development	11,844	—		11,844
Selling, marketing, general and administrative	17,742	—		17,742
Restructuring and other charges	436	—		436
Amortization of intangible assets	294	—		294
Total operating expenses	30,316	—		30,316
Operating loss	(3,491)	(1,434)		(4,925)
Interest income	37	—		37
Interest expense	(127)	—		(127)
Other expense, net	(800)	—		(800)
Loss before income taxes	(4,381)	(1,434)		(5,815)
Income tax provision (benefit)	(1,333)	3,104	(b)	1,771
Net loss	(3,048)	(4,538)		(7,586)
				-
Foreign currency translation adjustments	(268)	—		(268)
Comprehensive loss	$(3,316)	$(4,538)		$(7,854)
Net loss per share				-
Basic	$(0.11)	$(0.17)		$(0.28)
Diluted	$(0.11)	$(0.17)		$(0.28)
Weighted average shares outstanding
Basic	27,530			27,530
Diluted	27,530			27,530

The impact of each error for the corresponding period in the above table is described below:

(a) Error corrections relating to the timing of revenue recognition with respect to certain customer projects.

(b) Tax impact on the error corrections relating to the timing of revenue recognition with respect to certain customer projects.

The following table presents the effect of the restatement on the Company's previously reported unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2022 (in thousands).

	Three Months Ended March 31, 2022
	As Previously Reported	Adjustments		As Restated
Cash flows from operating activities:
Net loss	$(3,048)	$(4,538)	(a)(b)	$(7,586)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,081	—		1,081
Stock-based compensation	2,671	—		2,671
Provision for inventory write-down	705	—		705
Provision for credit losses, net of recoveries	(752)	—		(752)
Provision for sales returns	1,448	—		1,448
Provision for warranty expense	121	—		121
Unrealized loss (gain) on foreign currency transactions	874	—		874
Subsidiary dissolution	(68)	—		(68)
Changes in operating assets and liabilities excluding effects of acquisition:
Accounts receivable	2,761	3,657	(a)	6,418
Other receivable	126	—		126
Inventories	(10,931)	(3,626)	(a)	(14,557)
Contract assets	1,261	—		1,261
Prepaid expenses and other assets	(7,577)	3,020	(b)	(4,557)
Accounts payable	1,586	—		1,586
Contract liabilities	(1,446)	1,403	(a)	(43)
Accrued and other liabilities	456	84	(b)	540
Net cash used in operating activities	(10,732)	—		(10,732)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,317)	—		(1,317)
Acquisition of business, net of cash acquired	—	—		—
Net cash used in investing activities	(1,317)	—		(1,317)
Cash flows from financing activities:
Payments for debt issue costs	(178)	—		(178)
Proceeds from exercise of stock awards and employee stock plan purchases	156	—		156
Net cash provided by (used in) financing activities	(22)	—		(22)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(903)	—		(903)
Net increase in cash, cash equivalents and restricted cash	(12,974)	—		(12,974)
Cash, cash equivalents and restricted cash at beginning of period	53,639	—		53,639
Cash, cash equivalents and restricted cash at end of period	$40,665	$—		$40,665

The impact of each error for the corresponding period in the above table is described below:

(a) Error corrections relating to the timing of revenue recognition with respect to certain customer projects.

(b) Tax impact on the error corrections relating to the timing of revenue recognition with respect to certain customer projects.

(f) Disaggregation of Revenue

The following table presents revenues by source (in thousands):

	Three Months Ended March 31,
	2022 (As Restated)	2021
Products	$67,412	$76,252
Services and other	4,578	4,779
Total	$71,990	$81,031

The following table present revenues by geographical concentration (in thousands):

	Three Months Ended March 31,
	2022 (As Restated)	2021
Americas	$22,924	$20,169
Europe, Middle East, Africa	16,393	17,918
Asia	32,673	42,944
Total	$71,990	$81,031

(g) Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash, accounts receivables, and contract assets. Cash, cash equivalents and restricted cash consist of financial deposits and money market accounts that are principally held with various domestic and international financial institutions with high credit standing. As of March 31, 2022, the Company had cash accounts in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits.

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

Activity under the Company’s allowance for credit losses is comprised as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$17,735	$3,954
Charged to expense, net of recoveries	(752)	14,228
Utilization/write offs/exchange rate differences	—	(94)
Cumulative effect of ASC 326 adoption	401	—
Foreign exchange impact	(326)	(148)
Balance at end of period	$17,058	$17,940

For the three months ended March 31, 2022, three customers accounted for 15%, 14% and 13% of net revenue, respectively. For the three months ended March 31, 2021, two customers accounted for 18% and 10% of net revenue, respectively.

As of March 31, 2022, no customers represented more than 10% of net accounts receivable. As of December 31, 2021, two customers represented 26% and 10% of net accounts receivable, respectively.

As of March 31, 2022, and December 31, 2021, net accounts receivables from customers in countries other than the United States represented 76% and 79%, respectively.

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

(h) Business Combinations

We account for business combinations using the acquisition method, which requires the identification of the acquirer, the determination of the acquisition date and the allocation of the purchase price paid by the acquirer to the identifiable tangible and intangible assets acquired, the liabilities assumed, including any contingent consideration and any noncontrolling interest in the acquiree at their acquisition date fair values. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Identifiable intangible assets with finite lives are amortized over their expected useful lives. Acquisition-related costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in our consolidated financial statements from the acquisition date.

(i) Restructuring and Other Charges

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

(j) Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019 and May 2019, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, and ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, which provided additional implementation guidance on the previously issued ASU. The Company adopted the updated guidance on January 1, 2022, utilizing the modified retrospective transition method and recorded a cumulative-effect adjustment of $0.4 million to accumulated deficit.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The carrying values of financial instruments such as cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The Company classifies its cash and cash equivalents and restricted cash within Level 1 and other short-term assets and liabilities within Level 2. The carrying value of the Company's debt approximates its fair values based on the current rates available to the Company for debt of similar terms and maturities. The Company classifies its debt within Level 2.

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

(5) Balance Sheet Details

Balance sheet detail as of March 31, 2022 and December 31, 2021 is as follows (in thousands):

Inventories

	March 31, 2022 (As Restated)	December 31, 2021
Raw materials	$45,527	$34,512
Work in process	1,216	1,427
Finished goods	23,342	20,954
Total inventories	$70,085	$56,893

Inventories are stated at the lower of cost or net realizable value, with cost being computed based on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. Finished goods include deferred cost of revenue of $4.3 million and $0.7 million as of March 31, 2022 and December 31, 2021, respectively.

Provision for inventory write-down was $0.7 million as of March 31, 2022 and March 31, 2021 each.

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

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$1,981	$1,522
Charged to cost of revenue	121	269
Claims and settlements	(149)	(267)
Foreign currency exchange impact	(17)	56
Balance at end of period	$1,936	$1,580

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

The opening and closing balances of current and long-term contract assets and contract liabilities related to contracts with customers are as follows:

	Contract assets	Contract liabilities
December 31, 2021	$2,184	$9,135
March 31, 2022 (As Restated)	902	11,387
Increase (decrease) (As Restated)	$(1,282)	$2,252

The decrease in contract assets during the three months ended March 31, 2022 was primarily due to invoicing that occurred in 2022 from unbilled balances reflected as contract assets as of December 31, 2021.

The increase in contract liabilities during the three months ended March 31, 2022 was primarily due to amounts being invoiced for certain customers that have not yet met the revenue recognition criteria. The amount of revenue recognized in the three months ended March 31, 2022 that was included in the prior period contract liability balance was $2.4 million. The amount of revenue recognized in the three months ended March 31, 2021 that was included in the prior period contract liability balance was $2.1 million. This revenue consists of services provided to customers who had been invoiced prior to the current year. We expect to recognize approximately 75%of outstanding contract liabilities as revenue over the next 12 months and the remainder thereafter.

The balance of contract cost deferred as of March 31, 2022 and December 31, 2021 was $0.6 million and $0.8 million, respectively. During the three months ended March 31, 2022 the Company recorded $0.2 million in amortization related to contract cost deferred as of December 31, 2021. During the three months ended March 31, 2021 the Company recorded $0.4 million in amortization related to contract cost deferred as of December 31, 2020.

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
	$5,861

Other Related Party Transactions

Sales, cost of revenue, research and product development, selling, marketing, general and administrative, interest expense and other expenses to and from related parties were as follows (in thousands) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
Counterparty	Net revenue	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense, net	Other expenses
Dasan Networks, Inc.	$198	$177	$90	$317		$17
DS Commerce, Inc.	—	11	1	11	—	—
	$198	$188	$91	$328	$—	$17

	Three Months Ended March 31, 2021
Counterparty	Net revenue	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense, net	Other expenses
Dasan Networks, Inc.	$1,770	$1,655	$261	$402	$132	$85
Dasan Invest Co., Ltd.	—	10	46	18	—	—
	$1,770	$1,665	$307	$420	$132	$85

The Company has entered into sales agreements with DNI to sell certain services and finished goods produced by the Company. The Company also has an agreement with DNI in which DNI acts as a sales channel to third party customers. The above transactions are included in net revenue and cost of revenue on the unaudited condensed consolidated statement of comprehensive loss. Net revenue from DNI is recorded net of royalty fees for a sales channel arrangement.

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

(11) Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common stock equivalents are excluded if their effect is antidilutive. Potential common stock equivalents are composed of incremental shares of common stock issuable upon the exercise of stock options and the vesting of restricted stock units. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same.

The following table is a reconciliation of the numerator and denominator in the basic and diluted net loss per share calculation (in thousands, except per share data) for the three months ended March 31, 2022 and 2021:

	Three months ended March 31
	2022 (As Restated)	2021
Net loss	$(7,586)	$(23,225)
Weighted average number of shares outstanding:
Basic	27,530	25,252
Effect of dilutive securities:
Stock options, restricted stock units and share awards	—	—
Diluted	27,530	25,252
Net loss per share:
Basic	$(0.28)	$(0.92)
Diluted	$(0.28)	$(0.92)

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

Assets and liabilities related to operating leases are included in the consolidated balance sheets as right-of-use assets from operating leases, operating lease liabilities - current and operating lease liabilities - non-current. The Company recognizes minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company amortizes this expense over the term of the lease beginning with the date of initial possession, which is the date the lessor makes an underlying asset available for use. For the three months ended March 31, 2022 and 2021, the Company recognized lease expense of $1.1 million and $1.6 million, respectively.

The following table presents the future contractual rent obligations as of March 31, 2022 (in thousands):

Remainder of 2022	$3,572
2023	4,380
2024	3,825
2025	2,550
2026	1,666
Thereafter	830
Total operating lease payments	16,823
Less: imputed interest	(1,867)
Total operating lease liabilities	$14,956

(13) Commitments and Contingencies

Performance Guarantees

In the normal course of operations, from time to time, the Company arranges for the issuance of various types of performance guarantees, such as standby letters of credit or surety bonds. These instruments are arrangements under which the financial institution or surety provides a financial guarantee that the Company will perform in accordance with contractual or legal obligations. As of March 31, 2022, the Company had $8.0 million of performance guarantees in the form of bank guarantees or surety bonds guaranteed by third parties.

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

In addition to the matter discussed above, from time to time, the Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company records an accrual for legal contingencies that it has determined to be probable to the extent that the amount of the loss can be reasonably estimated. The Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations and cash flows of the reporting period in which the ruling occurs, or future periods.

(14) Income Taxes

Income tax provision for the three months ended March 31, 2022 was approximately $1.8 million on pre-tax loss of $5.8 million Income tax provision for the three months ended March 31, 2021 was approximately $0.9 million on pre-tax loss of $22.3 million.

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

(16) Subsequent Events

On April 29, 2022, the Company entered an Asset Purchase Agreement to acquire certain assets and liabilities of Adaptive Spectrum and Signal Alignment, Incorporated (“ASSIA”) a software quality-of-experience innovator. These assets include the CloudCheck® Wi-Fi experience management and Expresse® access network optimization software platforms and the acquisition will expand DZS’ footprint into approximately 50 service providers including many Tier I marquee operators in North America, Europe and Asia. The transaction closed in the second quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q/A, unless the context suggests otherwise, the terms “DZS,” the “Company” “we,” “our” and “us” refer to DZS Inc. and its subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate, and reflect the beliefs and assumptions of our management as of the date hereof.

We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items in future periods; anticipated growth and trends in our business, industry or key markets; cost synergies, growth opportunities and other potential financial and operating benefits of our acquisitions; future growth and revenues from our products; our ability to access capital to fund our future operations; future economic conditions and performance; the impact of the global outbreak of COVID-19, also known as the coronavirus; the impact of interest rate and foreign currency fluctuations; anticipated performance of products or services; competition; plans, objectives and strategies for future operations, including our pursuit or strategic acquisitions and our continued investment in research and development; other characterizations of future events or circumstances; and all other statements that are not statements of historical fact, are forward-looking statements within the meaning of the Securities Act and the Exchange Act. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this Quarterly Report on Form 10-Q/A. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K/A, as well as factors described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

RESTATEMENT

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported unaudited condensed consolidated financial statements for the three months ended March 31, 2022. For additional information and a detailed discussion of the restatement, see Note 1 (e) Restatement in the Notes to Unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The table below presents the unaudited condensed consolidated statement of loss income with year-over-year changes (in thousands except percent change).

	Three months ended March 31,
	2022 (As Restated)	2021	% change (As Restated)

Net revenue	$71,990	$81,031	(11)%
Cost of revenue	46,599	52,936	(12)%
Gross profit	25,391	28,095	(10)%
Operating expenses:
Research and product development	11,844	11,119	7%
Selling, marketing, general and administrative	17,742	31,824	(44)%
Restructuring and other charges	436	6,252	(93)%
Impairment of long-lived assets	—	1,735	(100)%
Amortization of intangible assets	294	262	12%
Total operating expenses	30,316	51,192	(41)%
Operating loss	(4,925)	(23,097)	(79)%
Interest income	37	42	(12)%
Interest expense	(127)	(249)	(49)%
Other income (expense), net	(800)	972	(182)%
Loss before income taxes	(5,815)	(22,332)	(74)%
Income tax provision	1,771	893	98%
Net loss	$(7,586)	$(23,225)	(67)%

The table below presents the unaudited condensed consolidated statement of (loss) income as a percentage of total net revenue for the periods indicated.

	Three months ended March 31,
	2022 (As Restated)	2021
Net revenue	100%	100%
Cost of revenue	65%	65%
Gross profit	35%	35%
Operating expenses:
Research and product development	16%	14%
Selling, marketing, general and administrative	25%	39%
Restructuring and other charges	1%	8%
Impairment of long-lived assets	—	2%
Amortization of intangible assets	1%	1%
Total operating expenses	43%	64%
Operating loss	(8)%	(29)%
Interest income	—	—
Interest expense	—	—
Other income (expense), net	(1)%	1%
Loss before income taxes	(9)%	(28)%
Income tax provision	2%	1%
Net loss	(11)%	(29)%

Net Revenue

The following table presents our revenues by source (in millions):

	Three months ended March 31,
	2022 (As Restated)	2021	% change (As Restated)
Products	$67.4	$76.2	(11.5)%
Services and other	4.6	4.8	(4.2)%
Total	$72.0	$81.0	(11.1)%

For the three months ended March 31, 2022, product revenue decreased by 11.5% or $8.8 million to $67.4 million from $76.2 million in the same period last year. The decrease in product revenue during the period was primarily attributable to the supply chain disruptions aggravated by the Covid-19 Omicron variant surge and lower spending levels from our major customers in Asia. Service revenue represents revenue from maintenance and other services associated with product shipments. The decrease in service revenue was primarily due to the decreased product sales.

The following table presents our revenues by geographical concentration (in millions):

	Three months ended March 31,
	2022 (As Restated)	2021	% change (As Restated)
Americas	$22.9	$20.2	13.4%
Europe, Middle East, Africa	16.4	17.9	(8.4)%
Asia	32.7	42.9	(23.8)%
Total	$72.0	$81.0	(11.1)%

Our geographic diversification reflects the combination of market demand, a strategic focus on capturing market share through new customer wins and new product introductions.

From a geographical perspective, the decrease in net revenue for the three months ended March 31, 2022 was attributable to decreased revenue in Asia and EMEA primarily attributable to the supply chain disruptions and lower spending levels from our major customers in Asia. Revenue in Americas and increased primarily due to the market share gains and new customers.

For the three months ended March 31, 2022, three customers accounted for 15%, 14%, and 13% of net revenue, respectively. For the three months ended March 31, 2021, two customers accounted for 18% and 10% of net revenue, respectively.

We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large customers. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue decreased 12.0% to $46.6 million for the three months ended March 31, 2022, compared to $52.9 million for the three months ended March 31, 2021. Total cost of revenue was 64.7% of net revenue for the three months ended March 31, 2022, compared to 65.3% of net revenue for the three months ended March 31, 2021, which resulted in an increase in gross profit percentage to 35.3% for the three months ended March 31, 2022 from 34.7% for the three months ended March 31, 2021. The decrease in total cost of revenue was primarily due to a decrease in revenue and change in number and mix of products sold, including the geographic mix of those sales.

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

Selling, marketing, general and administrative expenses decreased by 44.2% to $17.7 million for the three months ended March 31, 2022 compared to $31.8 million for the three months ended March 31, 2021. The decrease was primarily due to $14.2 million of provision for credit losses recorded in the first quarter of 2021 for one customer in India. Refer to Note 1, in the Notes to Unaudited Condensed Consolidated Financial Statements, for further information on the provision for credit losses. The above impact was partially offset by strategic hiring decisions across sales and administration with the intent to accelerate growth and capture market share.

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

Other Income (Expense), net: Other income (expense), net relates mainly to realized and unrealized foreign currency exchange gains and losses. Other expense, net was $0.8 million for the three months ended March 31, 2022 compared to other income, net of $1.0 million for the three months ended March 31, 2021. The increase in other expense, net was due to foreign currency exchange losses recorded during the first quarter of 2022.

Income Tax Provision: Income tax provision for the three months ended March 31, 2022 was $1.8 million on a pre-tax loss of $5.8 million. Income tax provision for the three months ended March 31, 2021 was approximately $0.9 million on pre-tax loss of $22.3 million. As of March 31, 2022, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in North America, EMEA and Asia, as well as foreign and state income tax rate differentials.

NON-GAAP FINANCIAL MEASURES

In managing our business and assessing our financial performance, we supplement the information provided by our U.S. GAAP results with adjusted earnings before stock-based compensation, interest, taxes, and depreciation, or Adjusted EBITDA, a non-U.S. GAAP financial measure. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, net, (ii) provision (benefit) for taxes, (iii) depreciation and amortization, (iv) stock-based compensation, and (v) the impact of material transactions or events that we believe are not indicative of our core operating performance, such as acquisition costs, impairment of goodwill, intangibles or long-lived assets, loss on debt extinguishment, restructuring and other charges, including termination related benefits, headquarters and facilities relocation, executive transition, and provision for credit losses primarily related to a large customer in India, any of which may or may not be recurring in nature. We believe that the presentation of Adjusted EBITDA enhances the usefulness of our financial information by presenting a measure that management uses internally to monitor and evaluate our operating performance and to evaluate the effectiveness of our business strategies. We believe Adjusted EBITDA also assists investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes the impact of items that we do not believe reflect our core operating performance.

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

Set forth below is a reconciliation of net loss to Adjusted EBITDA, which we consider to be the most directly comparable U.S. GAAP financial measure to Adjusted EBITDA (in thousands):

	Three months ended March 31,
	2022 (As Restated)	2021
Net loss	$(7,586)	$(23,225)
Add (deduct):
Interest expense, net	90	207
Income tax provision	1,771	893
Depreciation and amortization	1,081	1,265
Stock-based compensation	2,671	1,352
Headquarters and facilities relocation	—	1,920
Restructuring and other charges	436	6,252
Acquisition costs	51	643
Executive transition	247	71
Provision for credit losses, net of recoveries*	(1,227)	14,206
Adjusted EBITDA	$(2,466)	$3,584

* See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to Note 1 Organization and Summary of Significant Accounting Policies in the Notes to our Audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by Note 1 Organization and Summary of Significant Accounting Policies of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and sales of equity and debt instruments, based on our operating requirements and market conditions.

The following table summarizes the information regarding our cash and cash equivalents and working capital (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$34,160	$46,666
Working capital (As Restated)	$117,234	$124,498

The Company had a net loss of $7.6 million and $23.2 million for the three months March 31, 2022 and 2021, respectively.

As of March 31, 2022, we had working capital of $117.2 million. As of March 31, 2022, we had $34.2 million in unrestricted cash and cash equivalents, which included $31.0 million in cash balances held by our international subsidiaries.

We continue to focus on cost management, operating efficiency and efficient discretionary spending. In addition, if necessary, we may sell assets or issue debt or equity securities. We may also rationalize the number of products we sell, adjust our manufacturing footprint, and reduce our operations in low margin regions, including reductions in headcount. Based on our current plans and current business conditions, we believe that these measures along with our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q/A.

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Three months ended March 31,
	2022 (As Restated)	2021
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(10,732)	$(6,936)
Net cash used in investing activities	(1,317)	(5,524)
Net cash provided by (used in) financing activities	(22)	21,302
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(903)	404
Net increase in cash, cash equivalents and restricted cash	$(12,974)	$9,246
Cash, cash equivalents and restricted cash at beginning of period	$53,639	$54,587
Cash, cash equivalents and restricted cash at end of period	$40,665	$63,833

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

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of March 31, 2022 no customers represented more than 10% of net accounts receivable. Net accounts receivable from customers in countries other than the United States represented 76%. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, and inventory purchase commitments.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q/A. The evaluation was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. In the course of the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the existence of unremediated material weaknesses in internal control over financial reporting described below.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the existence of the material weaknesses described below, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in conformity with generally accepted accounting principles in the United States of America ("GAAP").

Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of March 31, 2022, as a result of material weaknesses in the following areas:

Control Environment, Risk Assessment, Monitoring Activities, Information and Communication of Policies and Procedures

We did not maintain appropriately designed entity-level controls impacting the control environment and effective monitoring controls to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to (i) inadequate oversight and accountability over the performance of control activities primarily in the Asia geographic region, (ii) ineffective identification and assessment of risks to properly design, implement, and maintain relevant controls for revenue recognition, (iii) inadequate education and training in certain areas important to financial reporting, and (iv) ineffective controls over ensuring consistent commitment to integrity and ethical values.

Control Activities Related to Certain Business Processes

These material weaknesses contributed to the following additional material weaknesses related to the control activities within certain business processes:

•
Asia Region - We did not operate effective controls across substantially all of the Asia region’s business processes that were in place to achieve timely, complete, and accurate financial accounting, reporting, and disclosures.
•
Revenue Recognition - We did not appropriately design, implement and maintain effective controls over the revenue recognition process, relating to the proper application of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The root cause of these control gaps was the inadequate or ineffective process level controls (including but not limited to controls around capturing and managing changes to customer order terms in the company’s records, timely processing of customer product returns, oversight of 3rd party business partners, and evaluating non-standard customer shipping terms, and ensuring consistent commitment to integrity and ethical values in documenting and recording revenue arrangements.
•
Information Produced by the Entity – We did not have effective controls over the adequate testing of reports used in the operation of controls.
•
Income Tax Controls - We did not operate effective controls surrounding deferred tax assets and liabilities and timeliness of performance of controls.
•
Information Technology General Controls – We did not operate effective information technology general controls (“ITGC’s”) in the areas of user access, segregation of duties, and data processing related to certain information technology systems.

Remediation Plan and Status for Reported Material Weaknesses

We have been working and are currently working to remediate the material weaknesses described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses. The Company is committed to a strong internal control environment as well as integrity and ethical values to ensure that a proper, consistent tone is communicated throughout the organization, including the expectation that previously existing deficiencies will be remediated through implementation of processes and controls to ensure strict compliance with GAAP and 2013 COSO framework.

As part of our commitment to strengthening our internal control over financial reporting, we have initiated or completed various personnel actions and remedial actions under the oversight of the Audit Committee, including:

To address control deficiencies related to the overall control environment:

•
Initiated review and plan to enhance processes and controls around the IT environment and the use of key IT applications, including the storage, maintenance, the accessibility of transactional documentation, and the creation of key commercial documents within the Company’s Oracle system.
•
Initiated review and plan to enhance processes and controls around internal control documentation and document retention.

•
Review and design/improve the corporate compliance program', including:
o
Initiated a plan to Conduct an updated corporate risk assessment.
o
Completed a review, assessment, and update of the corporate code of conduct.
o
Issued statement from CEO on commitment to compliance and ethics and assess methods to regularly demonstrate effective “tone at the top” to foster culture of compliance
o
Plan to provide training to individuals who provide certifications or representations in connection with the company’s financial reporting on the meaning of the representations included therein.
o
Plan to develop and provide training throughout the organization on revenue recognition principles relating to the Company’s business, including specific training on issues discovered in the review.
o
Assessed, enhanced, and promoted the use of the whistleblower hotline, including making the hotline available to external parties
•
Initiated an assessment and plan to enhance controls for corporate oversight of third-party manufacturers.
•
Initiated a review and plan to assess the sufficiency of internal audit resources.
•
Completed a review of all incentive and bonus compensation.

To address certain control activities related to material weakness in Revenue Recognition:

•
Initiated a review and plan to improve internal controls and processes related to capturing and managing changes to transaction terms, including required documentation and approvals.
•
Plan to evaluate the adequacy of internal controls related to warehousing provided in connection with product sales.
•
Initiated a review and plan to improve internal controls and processes for customer refusal of delivery or indication of intent to return an order, including timely notification to designated accounting personnel.
•
Plan to assess and enhance process for use of freight forwarders to address specific risks.
•
Plan to assess and enhance corporate oversight of regional finance and accounting personnel.
•
Plan to assess the adequacy of staffing in the accounting function.
•
Plan to assess and enhance the contract review process to address financial reporting risk, including those related to inconsistencies in terms between the contract and transaction documents and non-standard transaction terms.

In addition to the remedial actions planned and undertaken under the oversight of the Audit Committee, we are in the process of, and continue to focus on, strengthening our internal controls over financial reporting to remediate the material weaknesses. Management’s additional initiated and completed remediation efforts for each identified material weakness include the following:

•
Asia Region

On April 5, 2024, the Company consummated the sale of its Asia operations to Korea-based DASAN Networks Inc. (DNI) and therefore, no longer needs to maintain internal controls over financial reporting for operations in the Asia region.

•
Revenue Recognition

Subsequent to the discovery of the revenue recognition material weakness, we initiated or completed the following remedial actions starting in the third quarter of 2023:

o
Initiated the design and implementation of enhanced internal controls surrounding identification, review and analysis of key transaction terms including documentation and approvals affecting revenue recognition for product sales orders to ensure that transactions are recorded in accordance with Company’s policies and GAAP.
o
Initiated an evaluation of the adequacy and efficacy of controls related to warehousing provided in connection with product sales.

o
Initiated an evaluation of the adequacy and efficacy of controls and processes for customer refusal of delivery or indication of intent to return an order, including timely notification to designated accounting personnel.
o
We have enhanced our quarterly contract review process by implementing a quarterly certification program to ensure timely communication of modification of transaction terms by sales and operations personnel to identify inconsistencies between the contract and transaction documents and non-standard transaction terms.
o
We implemented participation in revenue recognition training programs by Company personnel.

•
Information Produced by the Entity
o
Completed a review of controls over reports as part of the Company’s Q1 2023 implementation of Oracle Cloud.
o
Initiated a plan to enhance documentation retention policies around report parameters
o
Initiated a review of all reports used in controls in order to fully identify the control owners and provide training on appropriate control performance and documentation.

•
Income Tax Controls
o
Initiated our review of remedial actions to be taken to address the lack of sufficient and accurate support used in the preparation of the tax provision.
o
Initiated our review of remedial actions to be taken to address the lack of timeliness in the performance of existing controls over the preparation of the tax provision.

The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

We can give no assurance that the measures we take will remediate the material weaknesses that we identified or that any additional material weaknesses will not arise in the future. We will continue to monitor the effectiveness of these and other processes, procedures and controls and will make any further changes management determines appropriate.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses described above, no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Plume

On October 10, 2022, Plume Design, Inc. (“Plume”) filed suit against DZS in the Superior Court of the State of Delaware, alleging that DZS breached a reseller contract with Plume and seeking $24.75 million in damages. The parties have completed briefing on dispositive motions, and a trial is currently set for October 7, 2024. DZS intends to vigorously defend this lawsuit.

Class Action

In June and August of 2023, DZS shareholders filed three putative securities class actions related to DZS’s June 1, 2023 Form 8-K announcing the Company’s intention to restate its financial statements for the first quarter of 2023. Each suit was filed in the Eastern District of Texas. All three cases allege violations of Sections 10(b) and 20(a) of the Exchange Act against DZS, its Chief Executive Officer and its Chief Financial Officer. The cases are: (1) Shim v. DZS et al., filed June 14, 2023; (2) Link v. DZS et al., filed June 27, 2023; and (3) Cody v. DZS et al., filed August 9, 2023.

Three potential lead plaintiffs filed applications for appointment on August 14, 2023. On September 12, 2023, the cases were consolidated under the lead case Shim v. DZS et al. The plaintiffs are seeking unspecified damages, interest, fees, costs and interest. As of July 31, 2024, the court has not yet ruled on the appointment of a lead plaintiff and the Defendants have not yet responded to any complaint. DZS intends to vigorously defend these lawsuits.

In light of the events giving rise to the restatement, DZS began cooperating, and intends to continue to cooperate, with the U.S. Securities and Exchange Commission (the “SEC”), which has informed DZS that it is investigating potential violations of the federal securities laws related to DZS.

On June 3, 2024, counsel for a shareholder of the Company sent the Company a demand for certain books and records related to events related to the Company’s June 1, 2023 Form 8-K. The demand was made pursuant to Section 220 of the Delaware General Corporation Law. While the Company does not concede the demand is proper, it has produced certain records to the shareholder.

In addition to the matters discussed above and in Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements, from time to time, the Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company records an accrual for legal contingencies that it has determined to be probable to the extent that the amount of the loss can be reasonably estimated. The Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations and cash flows of the reporting period in which the ruling occurs, or future periods.

Item 1A. Risk Factors

Risks Related to the Restatement of our Consolidated Financial Statements

The restatement of our previously issued financial statements has been time-consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows.

As discussed in the Explanatory Note to this Quarterly Report and in Note 1(e), “Restatement” to the Notes to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report, we are restating our previously issued financial statements for the quarterly and year-to-date periods ended March 31, June 30, September 30, and December 31, 2022, and March 31, 2023. These restatements, and the remediation efforts we have undertaken and are continuing to undertake, have been time-consuming and expensive and could expose us to a number of additional risks that could materially adversely affect our financial position, results of operations and cash flows.

In particular, we have incurred significant expenses, including audit, legal, consulting and other professional fees and lender fees, in connection with the restatement of our previously issued financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting. We have taken a number of steps, including adding significant internal resources and implementing a number of additional procedures, in order to strengthen our accounting and compliance functions and attempt to reduce the risk of additional misstatements in our financial statements. To the extent these steps are not successful, we could be forced to incur additional time and expense. Our management’s attention has also been diverted from the operation of our business in connection with the restatements and ongoing remediation of material weaknesses in our internal controls.

We are also subject to a securities class action arising out of certain of the misstatements in our financial statements. For additional discussion see Part II, Item 1. Legal Proceedings and Note 13 Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.

The restatement of our previously issued financial results has resulted in securities class action, as well as government investigations that could result in government enforcement actions that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.

We are subject to multiple securities class actions relating to our previous public disclosures and there is a risk that additional litigation is initiated or that the scope of the previously-filed class actions is expanded. In addition, we are subject to government investigations. For additional discussion see Item 3. Legal Proceedings and Note 13 Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements. In June and August of 2023, DZS shareholders filed three putative securities class actions related to DZS’s June 1, 2023 Form 8-K announcing the Company’s intention to restate its financial statements for the first quarter of 2023. Each suit was filed in the Eastern District of Texas. All three cases allege violations of Sections 10(b) and 20(a) of the Exchange Act against DZS, its Chief Executive Officer and its Chief Financial Officer. The cases are: (1) Shim v. DZS et al., filed June 14, 2023; (2) Link v. DZS et al., filed June 27, 2023; and (3) Cody v. DZS et al., filed August 9, 2023. Three potential lead plaintiffs filed applications for appointment on August 14, 2023. On September 12, 2023, the cases were consolidated under the lead case Shim v. DZS et al. The plaintiffs are seeking unspecified damages, interest, fees, costs and interest. Furthermore, the Company voluntarily contacted the Fort Worth office of the SEC Division of Enforcement regarding the restatement and independent investigation, is providing information and documents to the SEC and will continue to cooperate with the SEC’s investigation into these matters. We could become subject to additional private litigation or investigations, or one or more government enforcement actions, arising out of the misstatements in our previously issued financial statements. Our management may be required to devote significant time and attention to these matters, and these and any additional matters that arise could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows. While we cannot estimate our potential exposure to these matters at this time, we have already expended significant amounts investigating the claims underlying and defending this litigation and expect to continue to need to expend significant amounts to defend this litigation.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q/A. In Part I, Item 4, “Controls and Procedures” of this Quarterly Report, management identified material weaknesses in our internal control over financial reporting.

As a result of the material weaknesses, our management concluded that our internal control over financial reporting was not effective as of March 31, 2022. We are actively engaged in developing a remediation plan designed to address the material weaknesses, but our remediation efforts are not complete and are ongoing. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements, and may be required to seek additional waivers or repay amounts under these financing arrangements earlier than anticipated, which could adversely impact our liquidity and financial condition. Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls over financial reporting, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. The next time we evaluate our internal control over financial reporting, if we identify one or more new material weaknesses or are unable to timely remediate our existing material weaknesses, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion or expresses an adverse opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock and possibly impact our ability to obtain future financing on acceptable terms. We may also lose assets if we do not maintain adequate internal controls.

If our internal controls are not effective, there may be errors in our financial information that could require a restatement or delay our SEC filings. Such material weaknesses could materially and adversely affect our operations, financial condition, reputation and stock price.

We have, in the past, experienced issues with our internal control over financial reporting related to revenue recognition. It is possible that we may discover significant deficiencies or material weaknesses in our internal control over financial reporting in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial information. If we are unable to effectively remediate and adequately manage our internal control over financial reporting in the future, we may be unable to produce accurate or timely financial information. As a result, we may be unable to meet our ongoing reporting obligations or comply with applicable legal requirements, which could lead to the imposition of sanctions or further investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements could lead investors and others to lose confidence in our financial data and could adversely affect our business and our stock price. Significant deficiencies or material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of available financing. Internal control over financial reporting may not prevent or detect all errors or acts of fraud.

Internal control over financial reporting may not achieve, and in some cases have not achieved, their intended objectives. Control processes that involve human diligence and compliance, such as our disclosure controls and procedures and internal control over financial reporting, are subject to lapses in judgment and breakdowns resulting from human failures. Controls can also be circumvented by collusion or improper management override of such controls. Because of such limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected, and that information may not be reported on a timely basis. The failure of our controls to be effective could have a material adverse effect on our business, financial condition, results of operations, and market for our common stock, and could subject us to regulatory scrutiny and penalties.

Matters relating to or arising from our Audit Committee investigations, including regulatory investigations and proceedings, litigation matters and potential additional expenses, may adversely affect our business and results of operations.

We have incurred, and may continue to incur, significant expenses related to legal, accounting, and other professional services in connection with the Audit Committee investigations and related legal matters, as previously disclosed in our public filings, including the review of our accounting, the audit of our financial statements and the ongoing remediation of deficiencies in our internal control over financial reporting. As described in Part I, Item 4, “Controls and Procedures” of this report, we have taken a number of steps in order to strengthen our accounting function and attempt to reduce the risk of future recurrence and errors in accounting determinations. The validation of the efficacy of these remedial steps will result in us incurring near term expenses, and to the extent these steps are not successful, we could be forced to incur significant additional time and expense. The incurrence of significant additional expense, or the requirement that management devote significant time that could reduce the time available to execute on our business strategies, could have a material adverse effect on our business, results of operations and financial condition. These expenses, the delay in timely filing our periodic reports, and the diversion of the attention of the management team that has occurred, and is expected to continue, has adversely affected, and could continue to adversely affect, our business and financial condition. As a result, we are exposed to greater risks associated with litigation, regulatory proceedings and government enforcement actions. Any future investigations or additional lawsuits may adversely affect our business, financial condition, results of operations and cash flows.

We have not been in compliance with Nasdaq’s requirements for continued listing and as a result our common stock may be delisted from trading on the Nasdaq, which would have a material effect on us and our stockholders.

We are currently delinquent in the filing of certain of our periodic reports with the SEC. As a result, we are not in compliance with listing requirements of Nasdaq Listing Rule 5250(c)(1) which requires timely filing of periodic financial reports with the SEC. As a result of our failure to file our periodic reports with the SEC in a timely manner or within any extension periods prescribed by Nasdaq, on August 8, 2024 trading of our common stock on Nasdaq was suspended, and we are subject to delisting from trading on Nasdaq. There can be no assurance whether or when the suspension of trading on Nasdaq will be lifted. If our common stock is delisted, there can be no assurance whether or when it would again be listed for trading on Nasdaq or any other exchange. Since the announcement that trading of our common stock on Nasdaq would be suspended, the market price of our common stock has declined and become more volatile, and our stockholders may find that their ability to trade in our common stock will be adversely affected. If our common stock is delisted, the market price of our shares will likely decline further and become more volatile, and our stockholders may find that their ability to trade in our stock will be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock. In addition, our ability to hire and retain key personnel and employees may be adversely affected by volatility or reductions in the price of our common stock, since these employees are generally granted equity-based awards. We have previously experienced and may continue to experience employee attrition and difficulty attracting talent as a result of these issues. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs, nor may we be successful in keeping the qualified personnel we currently have.

The delayed filing of some of our periodic SEC reports has made us currently ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital or complete acquisitions.

As a result of the delayed filing of some of our periodic reports with the SEC, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until one year from the date we regained and maintain status as a current filer. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, both our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

Furthermore, the Company has several employee and director equity plans that are registered under the Securities Act of 1933, as amended, pursuant to Form S-8. Under SEC regulations, the Company’s failure to timely file its periodic and annual reports with the SEC resulted in the suspension of the availability of these insider equity plans. For that reason, employees and directors have not been permitted to liquidate any preexisting holdings of the Company’s common stock, nor has the Company been able to issue equity retention or incentive awards.

Litigation and government investigations could result in significant legal expenses and settlement payments, fines or damage awards.

From time to time, we are subject to litigation regarding intellectual property rights or other claims and have indemnification clauses in most of our customer contracts that may require us to indemnify customers. We have also been named as a defendant in securities class action lawsuit, litigation with Plume and are subject to an investigation by the government. For more information on currently pending litigation, please see Part II, Item 1. Legal Proceedings. We are generally obligated, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these lawsuits. Defending against litigation or government investigation may require significant attention and resources of management. Regardless of the outcome, such litigation or investigation could result in significant legal expenses. At this time, it is not possible to predict the outcome of the ongoing lawsuits, including whether or not any proceedings will continue, and when or how these matters will be resolved or whether we will ultimately receive, and in what sum, amounts previously awarded as a result of these proceedings. Regardless of whether we are ultimately successful in these lawsuits, we will likely continue to incur substantial legal fees in connection with these matters.

If the defenses we claim in our material litigation matters are ultimately unsuccessful, or if we are unable to achieve a favorable settlement with an adverse party or a government agency, we could be liable for large settlement payments, damage awards or fines that could have a material adverse effect on our business and results of operations.

Cyberattacks or other security incidents that disrupt our operations or compromise data, may expose us to liability, harm our reputation or otherwise adversely affect our business.

We rely on hardware, software, technology infrastructure, data centers, digital networks and online sites and services for both internal and customer-facing operations that are critical to our business, or collectively, IT Systems. In addition, as part of our business operations, we collect, store, process, use and/or disclose information, including sensitive data relating to our business and personal information about individuals such as our employees and our customers’ subscribers, or collectively, Confidential Information. We process Confidential Information to operate our business, including in connection with the provision of our cloud services and by relying on our and our providers’ IT Systems and data centers, including third-party data centers. We also engage third-party providers to support various internal functions, such as human resources, finance, information technology and electronic communications, as well as the development and delivery of our customer-facing products and cloud services, which includes collecting, handling, processing and/or storage of data on our behalf. These internal and external functions involve an array of software and systems, including cloud-based, that enable us to conduct, monitor and/or protect our business, operations, systems and information technology assets. Our cloud-based solutions enable us to host our customers’ subscriber data in third-party data centers.

We face evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including from diverse threat actors such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error and, as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware. Threat actors could steal Confidential Information related to our business, products, employees, customers and our customers’ subscribers; hold data ransom; and/or disrupt our systems and services or those of our supply chain partners, vendors, customers or others. We expect cybersecurity attacks and security breaches to accelerate in the future, including sophisticated supply chain attacks. As we and our third-party providers continue to increase our reliance on virtual environments and communications systems and cloud-based solutions to support our work-from-anywhere culture and overall business needs, our exposures to third-party vulnerabilities and security risks also increase. Because threat actors are increasingly sophisticated and aggressive, our efforts may be inadequate to prevent, detect or recover from future attacks due, for example, to the increased use by attackers of tools and techniques (including artificial intelligence) that are specifically designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We may also experience security breaches that may remain undetected for an extended period.

We and certain of our third-party providers have been subject to cyberattacks and other security incidents, and we expect such attacks and incidents to continue in varying degrees. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Accordingly, while to date no cybersecurity incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. A cyberattack or incident that affects the confidentiality, integrity or availability of our IT Systems or Confidential Information could result in significant investigative, security and remediation costs, regulatory fines and penalties and/or litigation costs and other liability. Even if we and our third-party providers allocate, implement and manage reasonable security and data protection measures, we could still experience significant data loss, unauthorized data disclosure or a breach of our IT Systems, products or those of our third-party providers (for example, data centers) that materially impact our business. The continued growth of our cloud-based platform and managed services portfolio and increased reliance on third-party development partners and third-party software and cloud-based solutions increases the likely risks arising from security breaches or data loss. Any data loss or compromise of our systems that collect and process personal information (including personal information of our customers’ subscribers), or third-party data centers where that personal information is stored, could result in loss of confidence in the security of our offerings and loss of customers or customer goodwill. Further, security incidents could subject us to obligations under privacy and data security laws and regulations around the world (including to notify governmental authorities, regulatory bodies and/or affected individuals), lead to liability given the increasing development of such strict laws and regulations, increase the risk of litigation and governmental or regulatory investigation, require us to notify our customers or other counterparties in relation to such incidents, damage our reputation and adversely affect our business, financial condition, operating results and cash flows. Although we maintain insurance that may apply to cybersecurity risks and liabilities, there can be no guarantee that any or all costs or losses incurred will be partially or fully insured or that we will be able to procure applicable insurance in the future on reasonable terms or at all.

Restructuring activities could disrupt our business and affect our results of operations.

We have taken steps, including reductions in force, office closures, and internal reorganizations to reduce the cost of our operations, improve efficiencies, or realign our organization and staffing to better match our market opportunities and our technology development initiatives. We may take similar steps in the future as we seek to realize operating synergies, to achieve our target operating model and profitability objectives, or to reflect more closely changes in the strategic direction of our business or the evolution of our site strategy and workplace. These changes could be disruptive to our business, including our research and development efforts, and could result in significant expense, including accounting charges for inventory and technology-related write-offs, workforce reduction costs and charges relating to consolidation of excess facilities. Substantial expense or charges resulting from restructuring activities could adversely affect our results of operations and use of cash in those periods in which we undertake such actions.

Competition to attract highly skilled technical, engineering and other personnel with experience in our industry is intense. We may experience difficulty attracting qualified personnel to fill key positions. In addition, labor shortages and employee mobility may make it more difficult to hire and retain employees. There can be no assurance we will be successful in attracting and retaining the talent necessary to execute on our business plans.

A list of other factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, “Risk Factors” in the 2021 Form 10-K. Besides the risk factors discussed above, there have been no material changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in the 2021 Form 10-K.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed with this quarterly report on Form 10-Q/A are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

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

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.
+	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DZS INC.

Date: August 13, 2024
	By:	/s/ Charles Daniel Vogt
	Name:	Charles Daniel Vogt
	Title:	President and Chief Executive Officer

	By:	/s/ Misty Kawecki
	Name:	Misty Kawecki
	Title:	Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian Chesnut
	Name:	Brian Chesnut
	Title	Chief Accounting Officer
(Principal Accounting Officer)