Form 10-Q/A
period 2022-06-30
DZS INC.
filed 2024-08-13
CIK 1101680

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

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (“Form 10-Q/A”) for the quarterly period ended June 30, 2022, which was filed with the United States Securities and Exchange Commission (“SEC”) on August 2, 2022 (the “Original Filing”), to reflect restatements of the Condensed Consolidated Balance Sheet at June 30, 2022, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2022, and Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2022, and the related notes thereto.

The following sections in the Original Filing are revised in this Form 10-Q/A, solely as a result of, and to reflect, the restatement:

Part I – Item. Financial Statements

Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I - Item 3. Quantitative and Qualitative Disclosures about Market Risk

Part I - Item 4. Controls and Procedures

Part II - Item 1. Legal Proceedings

Part II - Item 1A. Risk Factors

Part II - Item 6. Exhibits

Pursuant to the rules of the SEC, Part II, Item 6 of the Original Filing has been amended to include the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the principal executive officer and principal financial officer are included to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2022 (As Restated)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$17,125	$46,666
Restricted cash	5,862	6,808
Accounts receivable - trade, net of allowance for credit losses of $16,304 as of June 30, 2022 and $17,735 as of December 31, 2021	93,781	86,114
Other receivables	12,988	10,621
Inventories	79,281	56,893
Contract assets	1,281	2,184
Prepaid expenses and other current assets	8,061	5,690
Total current assets	218,379	214,976
Property, plant and equipment, net	9,849	9,842
Right-of-use assets from operating leases	14,996	12,640
Goodwill	21,619	6,145
Intangible assets, net	23,156	5,115
Other assets	10,264	8,950
Total assets	$298,263	$257,668
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$79,678	$64,258
Current portion of long-term debt	1,250	—
Contract liabilities	14,334	6,091
Operating lease liabilities	4,445	4,097
Accrued and other liabilities	22,684	16,032
Total current liabilities	122,391	90,478
Long-term debt	23,419	—
Contract liabilities - non-current	7,858	3,044
Operating lease liabilities - non-current	13,410	12,103
Pension liabilities	15,073	16,527
Other long-term liabilities	2,990	3,609
Total liabilities	185,141	125,761
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 36,000 shares authorized, 27,784 and 27,505 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively, at $0.001 par value	27	27
Preferred stock, $0.001 par value, 25,000 shares authorized and no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	229,969	223,336
Accumulated other comprehensive loss	(9,324)	(4,457)
Accumulated deficit	(107,550)	(86,999)
Total stockholders’ equity	113,122	131,907
Total liabilities and stockholders’ equity	$298,263	$257,668

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income Loss

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022 (As Restated)	2021	2022 (As Restated)	2021
Net revenue	$82,948	$82,700	$154,938	$163,731
Cost of revenue	59,663	55,622	106,262	108,558
Gross profit	23,285	27,078	48,676	55,173
Operating expenses:
Research and product development	12,348	11,962	24,192	23,081
Selling, marketing, general and administrative	20,513	18,256	38,255	50,080
Restructuring and other charges	356	(908)	792	5,344
Impairment of long-lived assets	—	—	—	1,735
Amortization of intangible assets	464	314	758	576
Total operating expenses	33,681	29,624	63,997	80,816
Operating loss	(10,396)	(2,546)	(15,321)	(25,643)
Interest income	36	19	73	61
Interest expense	(200)	(28)	(327)	(277)
Other income (expense), net	(63)	(261)	(863)	711
Loss before income taxes	(10,623)	(2,816)	(16,438)	(25,148)
Income tax provision	1,941	463	3,712	1,356
Net loss	(12,564)	(3,279)	(20,150)	(26,504)

Foreign currency translation adjustments	(4,531)	216	(4,799)	(2,054)
Actuarial loss	—	83	—	55
Comprehensive loss	$(17,095)	$(2,980)	$(24,949)	$(28,503)
Net loss per share
Basic	$(0.45)	$(0.12)	$(0.73)	$(1.01)
Diluted	$(0.45)	$(0.12)	$(0.73)	$(1.01)
Weighted average shares outstanding
Basic	27,657	26,982	27,593	26,120
Diluted	27,657	26,982	27,593	26,120

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In thousands)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	loss	deficit	equity
Six-months ended March 31, 2022:
Balance as of December 31, 2021	27,505	$27	$223,336	$(4,457)	$(86,999)	$131,907
Cumulative effect of ASC 326 adoption	—	—	—	—	(401)	(401)
Exercise of stock awards and employee stock plan purchases	98	—	156	—	—	156
Stock-based compensation	—	—	2,671	—	—	2,671
Net loss (As Restated)	—	—	—	—	(7,586)	(7,586)
Subsidiary dissolution	—	—	—	(68)	—	(68)
Other comprehensive loss	—	—	—	(268)	—	(268)
Balance as of March 31, 2022 (As Restated)	27,603	$27	$226,163	$(4,793)	$(94,986)	$126,411
Exercise of stock awards and employee stock plan purchases	181	—	938	—	—	938
Stock-based compensation	—	—	2,868	—	—	2,868
Net loss (As Restated)	—	—	—	—	(12,564)	(12,564)
Other comprehensive loss (As Restated)	—	—	—	(4,531)	—	(4,531)
Balance as of June 30, 2022 (As Restated)	27,784	$27	$229,969	$(9,324)	$(107,550)	$113,122

Six-months ended March 31, 2021:
Balance as of December 31, 2020	21,958	$22	$147,997	$(2,124)	$(52,316)	$93,579
Issuance of common stock in public offering, net of issuance costs	4,600	5	59,520			59,525
Exercise of stock awards and employee stock plan purchases	325	—	2,569	—	—	2,569
Stock-based compensation	—	—	1,352	—	—	1,352
Net loss	—	—	—	—	(23,225)	(23,225)
Other comprehensive loss	—	—	—	(2,298)	—	(2,298)
Balance as of March 31, 2021	26,883	$27	$211,438	$(4,422)	$(75,541)	$131,502
Exercise of stock awards and employee stock plan purchases	309	—	1,967	—	—	1,967
Stock-based compensation	—	—	1,994	—	—	1,994
Net loss	—	—	—	—	(3,279)	(3,279)
Other comprehensive loss	—	—	—	299	—	299
Balance as of June 30, 2021	27,192	$27	$215,399	$(4,123)	$(78,820)	$132,483

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six months ended
	June 30,
	2022 (As Restated)	2021
Cash flows from operating activities:
Net loss	$(20,150)	$(26,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,442	2,443
Impairment of long-lived assets and non-cash restructuring	—	4,475
Amortization of deferred financing costs	72	12
Stock-based compensation	5,539	3,346
Provision for inventory write-down	1,072	1,907
Provision for credit losses, net of recoveries	(896)	14,301
Provision for sales returns	2,080	430
Provision for warranty expense	183	469
Unrealized loss (gain) on foreign currency transactions	711	(495)
Subsidiary dissolution	(68)	—
Gain on disposal of property, plant and equipment	(68)	—
Deferred taxes	—	111
Changes in operating assets and liabilities excluding effects of acquisition:
Accounts receivable	(9,605)	944
Other receivable	(4,405)	(4,358)
Inventories	(26,023)	(13,966)
Contract assets	818	134
Prepaid expenses and other assets	(2,420)	(1,333)
Accounts payable	19,122	11,012
Contract liabilities	1,040	(87)
Accrued and other liabilities	(379)	(1,118)
Net cash used in operating activities	(30,935)	(8,277)
Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment and other assets	65	—
Purchases of property, plant and equipment	(1,764)	(2,141)
Acquisition of business, net of cash acquired	(22,297)	(4,459)
Net cash used in investing activities	(23,996)	(6,600)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offerings, net of issuance costs	—	59,525
Proceeds from long-term borrowings	25,000	—
Repayments of short-term borrowings and line of credit	—	(13,278)
Repayments of related party term loan	—	(29,298)
Payments for debt issue costs	(771)	—
Proceeds from exercise of stock awards and employee stock plan purchases	1,094	4,534
Net cash provided by (used in) financing activities	25,323	21,483
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(889)	(67)
Net increase (decrease) in cash, cash equivalents and restricted cash	(30,497)	6,539
Cash, cash equivalents and restricted cash at beginning of period	53,639	54,587
Cash, cash equivalents and restricted cash at end of period	$23,142	$61,126

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$17,125	$53,927
Restricted cash	5,862	7,032
Long-term restricted cash	155	167
	$23,142	$61,126

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest - bank and trade facilities	$36	$83
Interest - related party	$—	$108
Income taxes	$749	$1,944

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

During the course of the Review, and during the Company's subsequent assessment of its accounting practices, accounting and financial reporting errors were identified. Specifically, errors in timing of revenue recognition relating to incorrect shipping dates, incorrect or unapproved shipping terms, incorrect timing of the transfer of control, and incorrect evaluation of the existence of contracts. As a result, revenue, accounts receivable, contract assets and liabilities, inventory and cost of sales, goodwill, and the tax provision contained errors which resulted in corrections in accounting under U.S. GAAP related to the timing of revenue recognition under certain customer projects. Accordingly, the Company is restating its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022, to correct these errors which are described below.

The amounts in the "As Previously Reported" columns are amounts derived from the Company's previously filed financial statements in its Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission on August 2, 2022. The amounts in the "Adjustments" columns present the impact of the accounting error corrections relating to the timing of revenue recognition with respect to certain customer projects along with other corrections to the Company's previously filed financial statements. The description of the corrections is referenced by (a) through (c) in the tables below. The amounts in the "As Restated" columns are the updated amounts including the impacts from the adjustments.

The following table presents the effect of the restatement on the Company's previously reported unaudited condensed consolidated balance sheet as of June 30, 2022 (in thousands, except par value).

	June 30, 2022
	As Previously Reported	Adjustments		As Restated
Assets
Current assets:
Cash and cash equivalents	$17,125	$—		$17,125
Restricted cash	5,862	—		5,862
Accounts receivable - trade, net	105,343	(11,562)	(a)	93,781
Other receivables	12,988	—		12,988
Inventories	69,457	9,824	(a)	79,281
Contract assets	1,281	—		1,281
Prepaid expenses and other current assets	12,525	(4,464)	(b)	8,061
Total current assets	224,581	(6,202)		218,379
Property, plant and equipment, net	9,849	—		9,849
Right-of-use assets from operating leases	14,996	—		14,996
Goodwill	28,977	(7,358)	(c)	21,619
Intangible assets, net	23,156	—		23,156
Other assets	10,264	—		10,264
Total assets	$311,823	$(13,560)		$298,263
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$79,678	$—		$79,678
Current portion of long-term debt	1,250	—		1,250
Contract liabilities	20,446	(6,112)	(a)(c)	14,334
Operating lease liabilities	4,445	—		4,445
Accrued and other liabilities	19,166	3,518	(b)	22,684
Total current liabilities	124,985	(2,594)		122,391
Long-term debt	23,419	—		23,419
Contract liabilities - non-current	7,858	—		7,858
Operating lease liabilities - non-current	13,410	—		13,410
Pension liabilities	15,073	—		15,073
Other long-term liabilities	2,990	—		2,990
Total liabilities	187,735	(2,594)		185,141
Stockholders’ equity:
Common stock	27	—		27
Additional paid-in capital	229,969	—		229,969
Accumulated other comprehensive loss	(9,432)	108	(a)	(9,324)
Accumulated deficit	(96,476)	(11,074)	(a)(b)	(107,550)
Total stockholders’ equity	124,088	(10,966)		113,122
Non-controlling interest	—	—		—
Total stockholders’ equity and non-controlling interest	124,088	(10,966)		113,122
Total liabilities and stockholders’ equity	$311,823	$(13,560)		$298,263

The impact of each error for the corresponding period in the above table is described below:

(a) Error corrections relating to the timing of revenue recognition with respect to certain customer projects.

(b) Tax impact on the error corrections relating to the timing of revenue recognition with respect to certain customer projects.

(c) Error corrections relating to the timing of revenue recognition with respect to ASSIA pre-acquisition customer projects.

The following table presents the effect of the restatement on the Company's previously reported unaudited condensed consolidated statement of comprehensive income (loss) for the three months ended June 30, 2022 (in thousands, except per share data).

	Three Months Ended June 30, 2022
	As Previously Reported	Adjustments		As Restated
Net revenue	$91,080	$(8,132)	(a)	$82,948
Cost of revenue	66,137	(6,474)	(a)	59,663
Gross profit	24,943	(1,658)		23,285
Operating expenses:
Research and product development	12,348	—		12,348
Selling, marketing, general and administrative	20,513	—		20,513
Restructuring and other charges	356	—		356
Amortization of intangible assets	464	—		464
Total operating expenses	33,681	—		33,681
Operating loss	(8,738)	(1,658)		(10,396)
Interest income	36	—		36
Interest expense	(200)	—		(200)
Other expense, net	(63)	—		(63)
Loss before income taxes	(8,965)	(1,658)		(10,623)
Income tax provision (benefit)	(2,937)	4,878	(b)	1,941
Net loss	(6,028)	(6,536)		(12,564)

Foreign currency translation adjustments	(4,639)	108	(a)	(4,531)
Comprehensive loss	$(10,667)	$(6,428)		$(17,095)
Net loss per share
Basic	$(0.22)	$(0.23)		$(0.45)
Diluted	$(0.22)	$(0.23)		$(0.45)
Weighted average shares outstanding
Basic	27,657			27,657
Diluted	27,657			27,657

The impact of each error for the corresponding period in the above table is described below:

(a) Error corrections relating to the timing of revenue recognition with respect to certain customer projects.

(b) Tax impact on the error corrections relating to the timing of revenue recognition with respect to certain customer projects.

The following table presents the effect of the restatement on the Company's previously reported unaudited condensed consolidated statement of comprehensive income (loss) for the six months ended June 30, 2022 (in thousands, except per share data).

	Six Months Ended June 30, 2022
	As Previously Reported	Adjustments		As Restated
Net revenue	$168,120	$(13,182)	(a)	$154,938
Cost of revenue	116,352	(10,090)	(a)	106,262
Gross profit	51,768	(3,092)		48,676
Operating expenses:
Research and product development	24,192	—		24,192
Selling, marketing, general and administrative	38,255	—		38,255
Restructuring and other charges	792	—		792
Amortization of intangible assets	758	—		758
Total operating expenses	63,997	—		63,997
Operating loss	(12,229)	(3,092)		(15,321)
Interest income	73	—		73
Interest expense	(327)	—		(327)
Other expense, net	(863)	—		(863)
Loss before income taxes	(13,346)	(3,092)		(16,438)
Income tax provision (benefit)	(4,270)	7,982	(b)	3,712
Net loss	(9,076)	(11,074)		(20,150)

Foreign currency translation adjustments	(4,907)	108	(a)	(4,799)
Comprehensive loss	$(13,983)	$(10,966)		$(24,949)
Net loss per share
Basic	$(0.33)	$(0.40)		$(0.73)
Diluted	$(0.33)	$(0.40)		$(0.73)
Weighted average shares outstanding
Basic	27,593			27,593
Diluted	27,593			27,593

The impact of each error for the corresponding period in the above table is described below:

(a) Error corrections relating to the timing of revenue recognition with respect to certain customer projects.

(b) Tax impact on the error corrections relating to the timing of revenue recognition with respect to certain customer projects.

The following table presents the effect of the restatement on the Company's previously reported unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2022 (in thousands).

	Six Months Ended June 30, 2022
	As Previously Reported	Adjustments		As Restated
Cash flows from operating activities:
Net loss	$(9,076)	$(11,074)	(a)(b)	$(20,150)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,442	—		2,442
Amortization of deferred financing costs	72	—		72
Stock-based compensation	5,539	—		5,539
Provision for inventory write-down	1,072	—		1,072
Provision for credit losses, net of recoveries	(896)	—		(896)
Provision for sales returns	2,080	—		2,080
Provision for warranty expense	183	—		183
Unrealized loss (gain) on foreign currency transactions	711	—		711
Subsidiary dissolution	(68)	—		(68)
Gain on disposal of property, plant and equipment	(68)	—		(68)
Changes in operating assets and liabilities excluding effects of acquisition:
Accounts receivable	(21,167)	11,562	(a)	(9,605)
Other receivable	(4,405)	—		(4,405)
Inventories	(16,199)	(9,824)	(a)	(26,023)
Contract assets	818	—		818
Prepaid expenses and other assets	(6,884)	4,464	(b)	(2,420)
Accounts payable	19,122	—		19,122
Contract liabilities	(206)	1,246	(a)	1,040
Accrued and other liabilities	(3,897)	3,518	(b)	(379)
Net cash used in operating activities	(30,827)	(108)		(30,935)
Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment and other assets	65	—		65
Purchases of property, plant and equipment	(1,764)	—		(1,764)
Acquisition of business, net of cash acquired	(22,297)	—		(22,297)
Net cash used in investing activities	(23,996)	—		(23,996)
Cash flows from financing activities:
Proceeds from long-term borrowings	25,000	—		25,000
Payments for debt issue costs	(771)	—		(771)
Proceeds from exercise of stock awards and employee stock plan purchases	1,094	—		1,094
Net cash provided by (used in) financing activities	25,323	—		25,323
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(997)	108	(a)	(889)
Net increase in cash, cash equivalents and restricted cash	(30,497)	—		(30,497)
Cash, cash equivalents and restricted cash at beginning of period	53,639	—		53,639
Cash, cash equivalents and restricted cash at end of period	$23,142	$—		$23,142

The impact of each error for the corresponding period in the above table is described below:

(a) Error corrections relating to the timing of revenue recognition with respect to certain customer projects.

(b) Tax impact on the error corrections relating to the timing of revenue recognition with respect to certain customer projects.

(f) Disaggregation of Revenue

The following table presents revenues by source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022 (As Restated)	2021	2022 (As Restated)	2021
Products	$75,203	$77,920	$142,615	$154,172
Services and software	7,745	4,780	12,323	9,559
Total	$82,948	$82,700	$154,938	$163,731

	Three Months Ended June 30,		Six Months Ended June 30,
	2022 (As Restated)	2021	2022 (As Restated)	2021
Americas	$28,417	$26,513	$51,341	$46,682
Europe, Middle East, Africa	13,351	16,701	29,744	34,619
Asia	41,180	39,486	73,853	82,430
Total	$82,948	$82,700	$154,938	$163,731

(g) Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash, accounts receivables, and contract assets. Cash, cash equivalents and restricted cash consist of financial deposits and money market accounts that are principally held with various domestic and international financial institutions with high credit standing. As of June 30, 2022, the Company had cash accounts in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits.

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

Activity under the Company’s allowance for credit losses consists of the following (in thousands):

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$17,735	$3,954
Charged to expense, net of recoveries	(896)	14,301
Utilization/write offs/exchange rate differences	—	(101)
Cumulative effect of ASC 326 adoption	401	—
Foreign currency exchange impact	(936)	(336)
Balance at end of period	$16,304	$17,818

For the three months ended June 30, 2022, two customers accounted for 10% and 14% of net revenue. For the six months ended June 30, 2022, two customers accounted for 12% and 13% of net revenue. For the three months ended June 30, 2021, two customers accounted for 22% and 14% of net revenue, respectively. For the six months ended June 30, 2021 two customers accounted for 20% and 12% of net revenue, respectively.

As of June 30, 2022, one customer represented 11% of net accounts receivable. As of December 31, 2021, two customers represented 26% and 10% of net accounts receivable, respectively.

As of June 30, 2022, and December 31, 2021, net accounts receivables from customers in countries other than the United States represented 75% and 79%, respectively.

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

The acquisition was recorded as a business combination with valuation of the assets acquired and liabilities assumed recorded at their acquisition date fair value determined using level three inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company used a combination of income approach and market approach to determine the fair value of intangible assets acquired. Significant unobservable inputs included estimated future cash flows and a discount rate. Cash flow projections were based on management’s estimates of revenue growth rates and operating margins, EBITDA margins, consideration of industry and market conditions, terminal growth rates and management’s estimates of working capital requirements. The discount rate of 23% was based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of intangible assets acquired. Under the market approach, the Company utilized an analysis of royalty rate licensing data.

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

The following summarizes the provisional estimated fair values of the assets acquired and liabilities assumed at the date of the ASSIA Acquisition (in thousands):

Provisional allocation of purchase consideration
Cash and cash equivalents	$203
Accounts receivable	2,578
Other assets	364
Right-of-use assets	2,612
Property, plant and equipment	231
Intangible assets	18,800
Accounts payable	(106)
Contract liabilities (As Restated)	(12,192)
Operating lease liabilities	(2,612)
Accrued and other liabilities	(323)
Goodwill (As Restated)	15,445
Total purchase consideration	$25,000

The provisional purchase price allocation resulted in the recognition of goodwill of approximately $15.4 million, which included the experienced workforce and the expected synergies from combining operations. The Company expects that the goodwill recognized will be deductible for tax purposes.

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

The Company classifies its contingent liability from Optelian acquisition within Level 3 as it includes inputs not observable in the market. The Company estimates the fair value of contingent consideration as the present value of the expected contingent payments, determined using the revenue forecast for certain Optelian products through the end of 2023. The fair value of contingent liability is generally sensitive to changes in the revenue forecast during the payout period. The change in the respective fair value is included in selling, marketing, general and administrative expenses on the unaudited condensed consolidated statement of comprehensive loss.

The following table reconciles the beginning and ending balances of the Company’s Level 3 contingent liability (in thousands):

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$2,121	$—
Initial fair value of contingent liability	—	1,897
Cash payments	(558)	—
Net change in fair value	(303)	201
Balance at end of period	$1,260	$2,098

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company recorded assets acquired and liabilities assumed in conjunction with the ASSIA acquisition. At their acquisition date fair value was determined using primarily level three inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. See Note 2 Business Combinations for further information about significant unobservable inputs used in the fair value measurement.

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

(5) Balance Sheet Details

Balance sheet detail as of June 30, 2022 and December 31, 2021 is as follows (in thousands):

Inventories

	June 30, 2022 (As Restated)	December 31, 2021
Raw materials	$46,954	$34,512
Work in process	1,075	1,427
Finished goods	31,252	20,954
Total inventories	$79,281	$56,893

Inventories are stated at the lower of cost or net realizable value, with cost being computed based on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. Finished goods include deferred cost of revenue of $10.9 million and $0.7 million as of June 30, 2022 and December 31, 2021, respectively.

Provision for inventory write-down was $0.4 million and $1.1 million for the three and six-month periods ended June 30, 2022, respectively and $1.2 million and $1.9 million for the three and six-month periods ended June 30, 2021, respectively.

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

The opening and closing balances of current and long-term contract assets and contract liabilities related to contracts with customers are as follows:

	Contract assets	Contract liabilities
December 31, 2021	$2,184	$9,135
June 30, 2022 (As Restated)	1,281	22,192
Increase (decrease) (As Restated)	$(903)	$13,057

The decrease in contract assets during the six months ended June 30, 2022 was primarily due to invoicing that occurred in 2022 from unbilled balances reflected as contract assets as of December 31, 2021.

The increase in contract liabilities during the six months ended June 30, 2022 was primarily due to the assumption of ASSIA contract liabilities in conjunction with the ASSIA Acquisition. Refer to Note 2 Business Combinations for further information. The amount of revenue recognized in the six months ended June 30, 2022 that was included in the prior period contract liability balance was $4.5 million. The amount of revenue recognized in the six months ended June 30, 2021 that was included in the prior period contract liability balance was $2.9 million. This revenue consists of services provided to customers who had been invoiced prior to the current year. We expect to recognize approximately 65% of outstanding contract liabilities as revenue over the next 12 months and the remainder thereafter.

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

(6) Goodwill and Intangible Assets

The following table summarizes the activity related to goodwill (in thousands):

	June 30,
	2022 (As Restated)	2021
Balance at beginning of period, gross	$7,148	$4,980
Accumulated impairment at beginning of period	(1,003)	(1,003)
Goodwill from acquisitions	15,445	1,698
Foreign exchange impact	29	—
Balance at end of period	$21,619	$5,675

During the six months ended June 30, 2022, the Company recorded goodwill of $15.4 million related to the ASSIA Acquisition, which was allocated to the Americas reporting unit. Refer to Note 2 Business Combinations for further information.

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

The future principal maturities of the Company's debt obligations for each of the next five years are as follows (in thousands):

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

Other Related Party Transactions

Net revenue, cost of revenue, research and product development, selling, marketing, general and administrative, interest expense, net and other expenses to and from related parties were as follows (in thousands) for the three and six months ended June 30, 2022 and 2021:

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

The following table is a reconciliation of the numerator and denominator in the basic and diluted net loss per share calculation (in thousands, except per share data) for the three and six months ended June 30, 2022, and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022 (As Restated)	2021	2022 (As Restated)	2021
Net loss	$(12,564)	$(3,279)	$(20,150)	$(26,504)
Weighted average number of shares outstanding:
Basic	27,657	26,982	27,593	26,120
Effect of dilutive securities:
Stock options, restricted stock units and share awards	—	—	—	—
Diluted	27,657	26,982	27,593	26,120
Net loss per share:
Basic	$(0.45)	$(0.12)	$(0.73)	$(1.01)
Diluted	$(0.45)	$(0.12)	$(0.73)	$(1.01)

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

The following table presents the future contractual rent obligations as of June 30, 2022 (in thousands):

Remainder of 2022	$2,750
2023	5,237
2024	4,818
2025	3,453
2026	2,108
Thereafter	1,699
Total operating lease payments	20,065
Less: imputed interest	(2,210)
Total operating lease liabilities	$17,855

(13) Commitments and Contingencies

Performance Guarantees

In the normal course of operations, from time to time, the Company arranges for the issuance of various types of performance guarantees, such as standby letters of credit or surety bonds. These instruments are arrangements under which the financial institution or surety provides a financial guarantee that the Company will perform in accordance with contractual or legal obligations. As of June 30, 2022, the Company had $9.8 million of performance guarantees in the form of bank guarantees or surety bonds guaranteed by third parties.

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

(14) Income Taxes

Income tax provision for the three and six months ended June 30, 2022 was approximately $1.9 million and $3.7 million on pre-tax loss of $10.6 million and pre-tax loss of $16.4 million, respectively. Income tax provision for the three and six months ended June 30, 2021 was approximately $0.5 million and $1.4 million respectively, on pre-tax loss of $2.8 and pre-tax loss of $25.1 million, respectively.

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

RESTATEMENT

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022. For additional information and a detailed discussion of the restatement, see Note 1 (e) Restatement in the Notes to Unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The table below presents the unaudited condensed consolidated statement of (loss) income with year-over-year changes (in thousands except percent change).

	Three months ended June 30,			Six months ended June 30,
	2022 (As Restated)	2021	% change (As Restated)	2022 (As Restated)	2021	% change (As Restated)

Net revenue	$82,948	$82,700	0.3%	$154,938	$163,731	(5.4)%
Cost of revenue	59,663	55,622	7.3%	106,262	108,558	(2.1)%
Gross profit	23,285	27,078	(14.0)%	48,676	55,173	(11.8)%
Operating expenses:
Research and product development	12,348	11,962	3.2%	24,192	23,081	4.8%
Selling, marketing, general and administrative	20,513	18,256	12.4%	38,255	50,080	(23.6)%
Restructuring and other charges	356	(908)	(139.2)%	792	5,344	(85.2)%
Impairment of long-lived assets	—	—	—	—	1,735	(100.0)%
Amortization of intangible assets	464	314	47.8%	758	576	31.6%
Total operating expenses	33,681	29,624	13.7%	63,997	80,816	(20.8)%
Operating loss	(10,396)	(2,546)	308.3%	(15,321)	(25,643)	(40.3)%
Interest income	36	19	89.5%	73	61	19.7%
Interest expense	(200)	(28)	614.3%	(327)	(277)	18.1%
Other income (expense), net	(63)	(261)	(75.9)%	(863)	711	(221.4)%
Loss before income taxes	(10,623)	(2,816)	277.2%	(16,438)	(25,148)	(34.6)%
Income tax provision	1,941	463	319.2%	3,712	1,356	173.7%
Net loss	$(12,564)	$(3,279)	283.2%	$(20,150)	$(26,504)	(24.0)%

The table below presents the unaudited condensed consolidated statement of (loss) income as a percentage of total net revenue for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2022 (As Restated)	2021	2022 (As Restated)	2021
Net revenue	100%	100%	100%	100%
Cost of revenue	72%	67%	69%	66%
Gross profit	28%	33%	31%	34%
Operating expenses:
Research and product development	15%	14%	16%	14%
Selling, marketing, general and administrative	25%	22%	25%	31%
Restructuring and other charges	—	(1)%	2%	3%
Impairment of long-lived assets	—	—	—	1%
Amortization of intangible assets	1%	—	—	—
Total operating expenses	41%	35%	43%	49%
Operating loss	(13)%	(2)%	(12)%	(15)%
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income (expense), net	—	—	(1)%	—
Loss before income taxes	(13)%	(2)%	(13)%	(15)%
Income tax provision	2%	1%	2%	1%
Net loss	(15)%	(3)%	(15)%	(16)%

Net Revenue

The following table presents our revenues by source (in millions):

	Three months ended June 30,			Six months ended June 30,
	2022 (As Restated)	2021	% change (As Restated)	2022 (As Restated)	2021	% change (As Restated)
Products	$75.2	$77.9	(3.5)%	$142.6	$154.2	(7.5)%
Services and software	7.8	4.8	62.5%	12.3	9.5	29.5%
Total	$83.0	$82.7	0.4%	$154.9	$163.7	(5.4)%

For the three months ended June 30, 2022, product revenue decreased by 3.5% or $2.7 million to $75.2 million from $77.9 million in the same period last year. The decrease in product revenue during the period was primarily attributable to lower spending levels from our major customers in Asia. Service and software revenue represents revenue from maintenance and other services associated with product shipments as well as software revenue from the date of the ASSIA Acquisition. The increase in service and software revenue was primarily due to the revenue related to the ASSIA Acquisition.

For the six months ended June 30, 2022, product revenue decreased by 7.5% or $11.6 million to $142.6 million from $154.2 million in the same period last year. The decrease in product revenue during the period was primarily attributable to lower spending levels from our major customers in Asia. The increase in service and software revenue was primarily due to the revenue related to the ASSIA Acquisition.

The following table presents our revenues by geographical concentration (in millions):

	Three months ended June 30,			Six months ended June 30,
	2022 (As Restated)	2021	% change (As Restated)	2022 (As Restated)	2021	% change (As Restated)
Americas	$28.4	$26.5	7.2%	$51.3	$46.7	9.9%
Europe, Middle East, Africa	13.4	16.7	(19.8)%	30	34.6	(14.2)%
Asia	41.2	39.5	4.3%	74	82.4	(10.3)%
Total	$83.0	$82.7	0.4%	$154.9	$163.7	(5.4)%

Our geographic diversification reflects the combination of market demand, a strategic focus on capturing market share through new customer wins and new product introductions.

From a geographical perspective, the change in net revenue for the three and six months ended June 30, 2022 was attributable to decreased product revenue in Asia and EMEA partially offset by increased software revenue in the US related to the ASSIA Acquisition. Revenue fluctuation during the three and six months period is primarily attributable to the changes in the spending levels from our major customers in the respective regions.

For the three months ended June 30, 2022, two customers accounted for 10% and 13% of net revenue. For the six months ended June 30, 2022, two customers accounted for 12% and 13% of net revenue. For the three months ended June 30, 2021, two customers accounted for 22% and 14% of net revenue, respectively. For the six months ended June 30, 2021, two customers accounted for 20% and 12% of net revenue, respectively.

We anticipate that our results of operations in any given period may depend to a significant extent on sales to a small number of large customers. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue increased by 7.3% to $59.7 million for the three months ended June 30, 2022, compared to $55.6 million for the three months ended June 30, 2021. Total cost of revenue was 71.9% of net revenue for the three months ended June 30, 2022, compared to 67.3% of net revenue for the three months ended June 30, 2021, which resulted in a decrease in gross profit percentage to 28.1% for the three months ended June 30, 2022 from 32.7% for the three months ended June 30, 2021. The increase in total cost of revenue was primarily due to an increase in revenue and fees paid to expedite certain product components, while the decrease in gross profit percentage was primarily due to the change in number and mix of products sold, including the geographic mix of those sales, negative exchange rate impacts on revenues and such expedite fees.

Total cost of revenue decreased by 2.1% to $106.3 million for the six months ended June 30, 2022, compared to $108.6 million for the six months ended June 30, 2021. Total cost of revenue was 68.6% of net revenue for the six months ended June 30, 2022, compared to 66.3% of net revenue for the six months ended June 30, 2021, which resulted in an decrease in gross profit percentage to 31.4% for the six months ended June 30, 2022 from 33.7% for the six months ended June 30, 2021 The decrease in total cost of revenue was primarily due to a decrease in revenue and fees paid to expedite certain product components, while the decrease in gross profit percentage was primarily due to the change in number and mix of products sold, including the geographic mix of those sales, negative exchange rate impacts on revenues and such expedite fees.

Operating Expenses

Research and Product Development Expenses: Research and product development expenses include personnel costs, outside contractor and consulting services, depreciation on lab equipment, costs of prototypes and overhead allocations.

Research and product development expenses increased by 3.2% to $12.3 million for the three months ended June 30, 2022 compared to $12.0 million for the three months ended June 30, 2021. Research and product development expenses increased by 4.8% to $24.2 million for the six months ended June 30, 2022 compared to $23.1 million for the six months ended June 30, 2021 The increase in research and product development expenses was primarily due to strategic hiring decisions in research, development, and product line management with the intent to accelerate growth and capture market share and the ASSIA Acquisition.

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

Selling, marketing, general and administrative expenses decreased by 23.6% to $38.3 million for the six months ended June 30, 2022 compared to $50.1 million for the six months ended June 30, 2021. The decrease was primarily due to $14.2 million of provision for credit losses recorded in the first quarter of 2021 for one customer in India. Refer to Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information on the provision for credit losses. The above impact was partially offset by strategic hiring decisions across sales and administration with the intent to accelerate growth and capture market share.

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

Income Tax Provision: Income tax provision for the three and six months ended June 30, 2022 was $1.9 million and $4.3 million on pre-tax loss of $10.6 million and pre-tax loss of $16.4 million, respectively. Income tax provision for the three and six months ended June 30, 2021 was approximately $0.5 million and $1.4 million respectively, on pre-tax loss of $2.8 and pre-tax loss of $25.1 million, respectively. As of June 30, 2022, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in North America, EMEA and Asia, as well as foreign and state income tax rate differentials.

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

Set forth below is a reconciliation of net loss to Adjusted EBITDA, which we consider to be the most directly comparable U.S. GAAP financial measure to Adjusted EBITDA (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022 (As Restated)	2021	2022 (As Restated)	2021
Net loss	$(12,564)	$(3,279)	$(20,150)	$(26,504)
Add (deduct):
Interest expense, net	164	9	254	216
Income tax provision	1,941	463	3,712	1,356
Depreciation and amortization	1,361	1,178	2,442	2,443
Stock-based compensation	2,868	1,994	5,539	3,346
Headquarters and facilities relocation	—	—	—	1,920
Restructuring and other charges	356	(908)	792	5,344
Acquisition costs	571	37	622	680
Executive transition	91	101	338	172
Provision for credit losses, net of recoveries*	317	—	(910)	14,206
Adjusted EBITDA	$(4,895)	$(405)	$(7,361)	$3,179

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

The following table summarizes the information regarding our cash and cash equivalents and working capital (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$17,125	$46,666
Working capital (As Restated)	$95,988	$124,498

The Company had a net loss of $12.6 million and $20.2 million for the three and six months ended June 30, 2022, respectively. The Company had a net loss of $3.3 million and $26.5 million for the three months and six months ended June 30, 2021, respectively.

As of June 30, 2022, we had working capital of $96.0 million. As of June 30, 2022, we had $17.1 million in unrestricted cash and cash equivalents, which included $10.6 million in cash balances held by our international subsidiaries.

As of June 30, 2022, we had $30.0 million available under the Revolving Credit Facility. There was no amount outstanding under the Revolving Credit Facility as of June 30, 2022.

We continue to focus on cost management, operating efficiency and efficient discretionary spending. In addition, if necessary, we may issue debt or equity securities, rationalize the number of products we sell, adjust our manufacturing footprint, and reduce our operations in low margin regions, including reductions in headcount. Based on our current plans and current business conditions, we believe that these measures along with our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q/A.

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Six months ended June 30,
	2022 (As Restated)	2021
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(30,935)	$(8,277)
Net cash used in investing activities	(23,996)	(6,600)
Net cash provided by (used in) financing activities	25,323	21,483
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(889)	(67)
Net increase in cash, cash equivalents and restricted cash	$(30,497)	$6,539
Cash, cash equivalents and restricted cash at beginning of period	$53,639	$54,587
Cash, cash equivalents and restricted cash at end of period	$23,142	$61,126

Operating Activities

Net cash used in operating activities increased by $22.7 million to $30.9 million for the six months ended June 30, 2022 from net cash used in operating activities of $8.3 million for the six months ended June 30, 2021. The increase in cash used in operating activities was primarily due to an increase in accounts receivable as shipments were heavily weighted toward the last month of the second quarter 2022 due to component availability, and an increase in inventory purchases in anticipation of increased shipments later in the year and as a mitigation against long lead times.

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

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of June 30, 2022, one customer represented 11% of net accounts receivable. Net accounts receivable from customers in countries other than the United States represented 75%. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt obligations.

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

Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our unaudited condensed consolidated balance sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the six months ended June 30, 2022 was a net translation loss of$4.8 million This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss. If USD had appreciated or depreciated by 10% relative to KRW, JPY, EUR, and GBP, our net assets as of June 30, 2022 would have decreased or increased by approximately $1.9 million, respectively.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q/A. The evaluation was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. In the course of the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to the existence of unremediated material weaknesses in internal control over financial reporting described below.

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

Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of June 30, 2022, as a result of material weaknesses in the following areas:

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

Changes in Internal Control over Financial Reporting

Except for the material weaknesses described above, no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As discussed in the Explanatory Note to this Quarterly Report and in Note 1(e), “Restatement” to the Notes to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report, we have restated our previously issued financial statements for the quarterly and year-to-date period ended March 31, 2022 and are restating our previously issued financial statements for the quarterly and year-to-date periods ended June 30, September 30, and December 31, 2022, and March 31, 2023. These restatements, and the remediation efforts we have undertaken and are continuing to undertake, have been time-consuming and expensive and could expose us to a number of additional risks that could materially adversely affect our financial position, results of operations and cash flows.

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

We are subject to securities class actions relating to our previous public disclosures and there is a risk that additional litigation is initiated or that the scope of the previously-filed class actions is expanded. In addition, we are subject to government investigations. For additional discussion see Item 3. Legal Proceedings and Note 13 Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements. In June and August of 2023, DZS shareholders filed three putative securities class actions related to DZS’s June 1, 2023 Form 8-K announcing the Company’s intention to restate its financial statements for the first quarter of 2023. Each suit was filed in the Eastern District of Texas. All three cases allege violations of Sections 10(b) and 20(a) of the Exchange Act against DZS, its Chief Executive Officer and its Chief Financial Officer. The cases are: (1) Shim v. DZS et al., filed June 14, 2023; (2) Link v. DZS et al., filed June 27, 2023; and (3) Cody v. DZS et al., filed August 9, 2023. Three potential lead plaintiffs filed applications for appointment on August 14, 2023. On September 12, 2023, the cases were consolidated under the lead case Shim v. DZS et al. The plaintiffs are seeking unspecified damages, interest, fees, costs and interest. Furthermore, the Company voluntarily contacted the Fort Worth office of the SEC Division of Enforcement regarding the restatement and independent investigation, is providing information and documents to the SEC and will continue to cooperate with the SEC’s investigation into these matters. We could become subject to additional private litigation or investigations, or one or more government enforcement actions, arising out of the misstatements in our previously issued financial statements. Our management may be required to devote significant time and attention to these matters, and these and any additional matters that arise could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows. While we cannot estimate our potential exposure to these matters at this time, we have already expended significant amounts investigating the claims underlying and defending this litigation and expect to continue to need to expend significant amounts to defend this litigation.

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

As a result of the material weaknesses, our management concluded that our internal control over financial reporting was not effective as of June 30, 2022. We are actively engaged in developing a remediation plan designed to address the material weaknesses, but our remediation efforts are not complete and are ongoing. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements, and may be required to seek additional waivers or repay amounts under these financing arrangements earlier than anticipated, which could adversely impact our liquidity and financial condition. Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls over financial reporting, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. The next time we evaluate our internal control over financial reporting, if we identify one or more new material weaknesses or are unable to timely remediate our existing material weaknesses, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion or expresses an adverse opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock and possibly impact our ability to obtain future financing on acceptable terms. We may also lose assets if we do not maintain adequate internal controls.

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

We have not been in compliance with Nasdaq’s requirements for continued listing and as a result our common stock has been suspended from trading on Nasdaq, and in the future it may be delisted from trading on the Nasdaq, which has had and will have a material effect on us and our stockholders.

We are currently delinquent in the filing of certain of our periodic reports with the SEC. As a result, we are not in compliance with listing requirements of Nasdaq Listing Rule 5250(c)(1) which requires timely filing of periodic financial reports with the SEC. As a result of our failure to file our periodic reports with the SEC in a timely manner or within any extension periods prescribed by Nasdaq, on August 8, 2024 trading of our common stock on Nasdaq was suspended, and we are subject to delisting from trading on Nasdaq. There can be no assurance whether or when the suspension of trading on Nasdaq will be lifted. If our common stock is delisted, there can be no assurance whether or when it would again be listed for trading on Nasdaq or any other exchange. Since the announcement that trading of our common stock on Nasdaq would be suspended, the market price of our common stock has declined and become more volatile, and our stockholders may find that their ability to trade in our common stock will be affected. If our common stock is delisted, the market price of our shares will likely decline further and become more volatile, and our stockholders may find that their ability to trade in our stock will be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock. In addition, our ability to hire and retain key personnel and employees may be adversely affected by volatility or reductions in the price of our common stock, since these employees are generally granted equity-based awards. We have previously experienced and may continue to experience employee attrition and difficulty attracting talent as a result of these issues. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs, nor may we be successful in keeping the qualified personnel we currently have.

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

DZS INC.

Date: August 13, 2024
	By:	/s/ Charles Daniel Vogt
	Name:	Charles Daniel Vogt
	Title:	President and Chief Executive Officer

	By:	/s/ Misty Kawecki
	Name:	Misty Kawecki
	Title:	Chief Financial Officer
(Principal Financial and Officer)

	By:	/s/ Brian Chesnut
	Name:	Brian Chesnut
	Title:	Chief Accounting Officer
(Principal Accounting Officer)