Form 10-Q/A
period 2022-09-30
DZS INC.
filed 2024-08-13
CIK 1101680

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

On November 9, 2023, the Company disclosed that although the Review was still ongoing, based on preliminary findings, management had determined that the Company’s previously issued audited consolidated financial statements as of and for the year ended December 31, 2022 (the “2022 Annual Financial Statements”), as well as the Company’s previously issued unaudited condensed consolidated financial statements as of and for each of the three months ended March 31, 2022, the three and six months ended June 30, 2022 and the three and nine months ended September 30, 2022 (collectively, the “2022 Interim Financial Statements” and, together with the 2022 Annual Financial Statements, the “2022 Financial Statements” and, together with the Q1 2023 Financial Statements, the “Affected Financial Statements”), should no longer be relied upon and should be restated due to accounting errors in each of the 2022 Financial Statements relating to revenue recognition.

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

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (“Form 10-Q/A”) for the quarterly period ended September 30, 2022, which was filed with the United States Securities and Exchange Commission (“SEC”) on November 1, 2022 (the “Original Filing”), to reflect restatements of the Condensed Consolidated Balance Sheet at September 30, 2022, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022, and Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2022, and the related notes thereto.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30, 2022 (As Restated)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$17,861	$46,666
Restricted cash	2,942	6,808
Accounts receivable - trade, net of allowance for credit losses of $16,091 as of September 30, 2022 and $17,735 as of December 31, 2021	108,946	86,114
Other receivables	19,441	10,621
Inventories	97,447	56,893
Contract assets	573	2,184
Prepaid expenses and other current assets	7,617	5,690
Total current assets	254,827	214,976
Property, plant and equipment, net	9,246	9,842
Right-of-use assets from operating leases	12,208	12,640
Goodwill	19,420	6,145
Intangible assets, net	25,365	5,115
Other assets	12,402	8,950
Total assets	$333,468	$257,668
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$116,317	$64,258
Revolving credit facility	7,000	—
Current portion of long-term debt	1,250	—
Contract liabilities	18,983	6,091
Operating lease liabilities	4,187	4,097
Accrued and other liabilities	23,601	16,032
Total current liabilities	171,338	90,478
Long-term debt	23,118	—
Contract liabilities - non-current	7,765	3,044
Operating lease liabilities - non-current	11,777	12,103
Pension liabilities	14,034	16,527
Other long-term liabilities	2,858	3,609
Total liabilities	230,890	125,761
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 36,000 shares authorized, 27,925 and 27,505 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively, at $0.001 par value	27	27
Preferred stock, $0.001 par value, 25,000 shares authorized and no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	234,383	223,336
Accumulated other comprehensive loss	(13,328)	(4,457)
Accumulated deficit	(118,504)	(86,999)
Total stockholders’ equity	102,578	131,907
Total liabilities and stockholders’ equity	$333,468	$257,668

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022 (As Restated)	2021	2022 (As Restated)	2021
Net revenue	$98,890	$88,412	$253,828	$252,143
Cost of revenue	66,860	56,213	173,122	164,771
Gross profit	32,030	32,199	80,706	87,372
Operating expenses:
Research and product development	15,499	11,707	39,691	34,788
Selling, marketing, general and administrative	23,698	19,539	61,953	69,619
Restructuring and other charges	601	6,754	1,393	12,098
Impairment of long-lived assets	827	—	827	1,735
Amortization of intangible assets	1,190	312	1,948	888
Total operating expenses	41,815	38,312	105,812	119,128
Operating loss	(9,785)	(6,113)	(25,106)	(31,756)
Interest income	47	20	120	81
Interest expense	(446)	(49)	(773)	(326)
Other income (expense), net	(1,984)	922	(2,847)	1,633
Loss before income taxes	(12,168)	(5,220)	(28,606)	(30,368)
Income tax provision (benefit)	(1,214)	676	2,498	2,032
Net loss	(10,954)	(5,896)	(31,104)	(32,400)

Foreign currency translation adjustments (a)	(4,004)	(2,036)	(8,803)	(4,090)
Actuarial loss	—	—	—	55
Comprehensive loss	$(14,958)	$(7,932)	$(39,907)	$(36,435)
Net loss per share
Basic	$(0.39)	$(0.22)	$(1.12)	$(1.22)
Diluted	$(0.39)	$(0.22)	$(1.12)	$(1.22)
Weighted average shares outstanding
Basic	27,902	27,201	27,696	26,484
Diluted	27,902	27,201	27,696	26,484

(a) Includes net loss on intra-entity foreign currency transactions that are of a long-term investment nature of $0.9 million and $2.0 million for three and nine months ended September 30, 2022 and $0.4 million and $0.9 million for three and nine months ended September 30, 2021.

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In thousands)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	loss	deficit	equity
Nine-months ended September 30, 2022:
Balance as of December 31, 2021	27,505	$27	$223,336	$(4,457)	$(86,999)	$131,907
Cumulative effect of ASC 326 adoption	—	—	—	—	(401)	(401)
Exercise of stock awards and employee stock plan purchases	98	—	156	—	—	156
Stock-based compensation	—	—	2,671	—	—	2,671
Net loss (As Restated)	—	—	—	—	(7,586)	(7,586)
Subsidiary dissolution	—	—	—	(68)	—	(68)
Other comprehensive loss	—	—	—	(268)	—	(268)
Balance as of March 31, 2022 (As Restated)	27,603	$27	$226,163	$(4,793)	$(94,986)	$126,411
Exercise of stock awards and employee stock plan purchases	181	—	938	—	—	938
Stock-based compensation	—	—	2,868	—	—	2,868
Net loss (As Restated)	—	—	—	—	(12,564)	(12,564)
Other comprehensive loss (As Restated)	—	—	—	(4,531)	—	(4,531)
Balance as of June 30, 2022 (As Restated)	27,784	$27	$229,969	$(9,324)	$(107,550)	$113,122
Exercise of stock awards and employee stock plan purchases	141	—	(609)	—	—	(609)
Stock-based compensation	—	—	5,023	—	—	5,023
Net loss (As Restated)	—	—	—	—	(10,954)	(10,954)
Other comprehensive loss (As Restated)	—	—	—	(4,004)	—	(4,004)
Balance as of September 30, 2022 (As Restated)	27,925	$27	$234,383	$(13,328)	$(118,504)	$102,578

Nine-months ended September 30, 2021:
Balance as of December 31, 2020	21,958	$22	$147,997	$(2,124)	$(52,316)	$93,579
Issuance of common stock in public offering, net of issuance costs	4,600	5	59,520			59,525
Exercise of stock awards and employee stock plan purchases	325	—	2,569	—	—	2,569
Stock-based compensation	—	—	1,352	—	—	1,352
Net loss	—	—	—	—	(23,225)	(23,225)
Other comprehensive loss	—	—	—	(2,298)	—	(2,298)
Balance as of March 31, 2021	26,883	$27	$211,438	$(4,422)	$(75,541)	$131,502
Exercise of stock awards and employee stock plan purchases	309	—	1,967	—	—	1,967
Stock-based compensation	—	—	1,994	—	—	1,994
Net loss	—	—	—	—	(3,279)	(3,279)
Other comprehensive loss	—	—	—	299	—	299
Balance as of June 30, 2021	27,192	$27	$215,399	$(4,123)	$(78,820)	$132,483
Exercise of stock awards and employee stock plan purchases	15	—	93	—	—	93
Stock-based compensation	—	—	3,104	—	—	3,104
Net loss	—	—	—	—	(5,896)	(5,896)
Other comprehensive loss	—	—	—	(2,036)	—	(2,036)
Balance as of September 30, 2021	27,207	$27	$218,596	$(6,159)	$(84,716)	$127,748

See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended
	September 30,
	2022 (As Restated)	2021
Cash flows from operating activities:
Net loss	$(31,104)	$(32,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,551	3,555
Impairment of long-lived assets and non-cash restructuring	827	4,475
Gain on Lease termination	—	(908)
Amortization of deferred financing costs	121	12
Stock-based compensation	10,562	6,450
Provision for inventory write-down	3,498	2,928
Provision for credit losses, net of recoveries	(482)	14,579
Provision for sales returns	2,307	873
Provision for warranty expense	323	636
Unrealized loss on foreign currency transactions	1,318	47
Subsidiary dissolution	(68)	—
Gain on disposal of property, plant and equipment	(68)	—
Deferred taxes	—	139
Changes in operating assets and liabilities excluding effects of acquisition:
Accounts receivable	(28,207)	(3,945)
Other receivable	(11,577)	(7,648)
Inventories	(50,719)	(24,256)
Contract assets	1,515	2,557
Prepaid expenses and other assets	(4,248)	(7,063)
Accounts payable	58,202	21,991
Contract liabilities	5,744	631
Accrued and other liabilities	(662)	2,282
Net cash used in operating activities	(38,167)	(15,065)
Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment and other assets	65	—
Purchases of property, plant and equipment	(2,310)	(4,158)
Acquisition of business, net of cash acquired	(22,297)	(4,459)
Net cash used in investing activities	(24,542)	(8,617)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offerings, net of issuance costs	—	59,525
Proceeds from long-term borrowings	25,000	—
Repayments of long-term borrowings	(313)	—
Proceeds from short-term borrowings and line of credit, net	7,000	—
Repayments of short-term borrowings and line of credit	—	(13,278)
Repayments of related party term loan	—	(29,298)
Payments for debt issue costs	(776)	—
Payments of contingent consideration	(558)	—
Proceeds from exercise of stock awards and employee stock plan purchases	485	4,629
Net cash provided by financing activities	30,838	21,578
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(815)	71
Net change in cash, cash equivalents and restricted cash	(32,686)	(2,033)
Cash, cash equivalents and restricted cash at beginning of period	53,639	54,587
Cash, cash equivalents and restricted cash at end of period	$20,953	$52,554

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$17,861	$45,505
Restricted cash	2,942	6,884
Long-term restricted cash	150	165
	$20,953	$52,554

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest - bank and trade facilities	$425	$83
Interest - related party	$—	$108
Income taxes	$986	$3,029

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

(b) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q/A and Article 3 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements include the accounts of the Company and its wholly owned subsidiaries. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 9, 2022. For a complete description of what the Company believes to be the critical accounting policies and estimates used in the preparation of its unaudited condensed consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

(e) Disaggregation of Revenue

The following table presents revenues by source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 (As Restated)	2021	2022 (As Restated)	2021
Products	$83,199	$82,911	$225,814	$237,083
Services and software	15,691	5,501	28,014	15,060
Total	$98,890	$88,412	$253,828	$252,143

The following table present revenues by geographical concentration (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 (As Restated)	2021	2022 (As Restated)	2021
Americas	$27,609	$27,302	$78,950	$73,984
Europe, Middle East, Africa	25,042	20,380	54,786	54,999
Asia	46,239	40,730	120,092	123,160
Total	$98,890	$88,412	$253,828	$252,143

(f) Restatement

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

During the course of the Review, and during the Company's subsequent assessment of its accounting practices, accounting and financial reporting errors were identified. Specifically, errors in timing of revenue recognition relating to incorrect shipping dates, incorrect or unapproved shipping terms, incorrect timing of the transfer of control, and incorrect evaluation of the existence of contracts. As a result, revenue, accounts receivable, contract assets and liabilities, inventory and cost of sales, goodwill, and the tax provision contained errors which resulted in corrections in accounting under U.S. GAAP related to the timing of revenue recognition under certain customer projects. Accordingly, the Company is restating its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022, to correct these errors which are described below.

The amounts in the "As Previously Reported" columns are amounts derived from the Company's previously filed financial statements in its Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission on November 1, 2022. The amounts in the "Adjustments" columns present the impact of the accounting error corrections relating to the timing of revenue recognition with respect to certain customer projects along with other corrections to the Company's previously filed financial statements. The description of the corrections is referenced by (a) through (c) in the tables below. The amounts in the "As Restated" columns are the updated amounts including the impacts from the adjustments.

The following table presents the effect of the restatement on the Company's previously reported unaudited condensed consolidated balance sheet as of September 30, 2022 (in thousands, except par value).

	September 30, 2022
	As Previously Reported	Adjustments		As Restated
Assets
Current assets:
Cash and cash equivalents	$17,861	$—		$17,861
Restricted cash	2,942	—		2,942
Accounts receivable - trade, net	125,909	(16,963)	(a)	108,946
Other receivables	19,441	—		19,441
Inventories	84,654	12,793	(a)	97,447
Contract assets	573	—		573
Prepaid expenses and other current assets	8,688	(1,071)	(b)	7,617
Total current assets	260,068	(5,241)		254,827
Property, plant and equipment, net	9,246	—		9,246
Right-of-use assets from operating leases	12,208	—		12,208
Goodwill	26,778	(7,358)	(c)	19,420
Intangible assets, net	25,365	—		25,365
Other assets	12,402	—		12,402
Total assets	$346,067	$(12,599)		$333,468
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$116,317	$—		$116,317
Revolving credit facility	7,000	—		7,000
Current portion of long-term debt	1,250	—		1,250
Contract liabilities	23,448	(4,465)	(a)(c)	18,983
Operating lease liabilities	4,187	—		4,187
Accrued and other liabilities	24,032	(431)	(b)	23,601
Total current liabilities	176,234	(4,896)		171,338
Long-term debt	23,118	—		23,118
Contract liabilities - non-current	7,765	—		7,765
Operating lease liabilities - non-current	11,777	—		11,777
Pension liabilities	14,034	—		14,034
Other long-term liabilities	2,858	—		2,858
Total liabilities	235,786	(4,896)		230,890
Stockholders’ equity:
Common stock	27	—		27
Additional paid-in capital	234,383	—		234,383
Accumulated other comprehensive loss	(13,857)	529	(a)	(13,328)
Accumulated deficit	(110,272)	(8,232)	(a)(b)	(118,504)
Total stockholders’ equity	110,281	(7,703)		102,578
Total liabilities and stockholders’ equity	$346,067	$(12,599)		$333,468

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

The following table presents the effect of the restatement on the Company's previously reported unaudited condensed consolidated statement of comprehensive income (loss) for the three months ended September 30, 2022 (in thousands, except per share data).

	Three Months Ended September 30, 2022
	As Previously Reported	Adjustments		As Restated
Net revenue	$107,394	$(8,504)	(a)	$98,890
Cost of revenue	70,864	(4,004)	(a)	66,860
Gross profit	36,530	(4,500)		32,030
Operating expenses:
Research and product development	15,499	—		15,499
Selling, marketing, general and administrative	23,698	—		23,698
Restructuring and other charges	601	—		601
Impairment of long-lived assets	827	—		827
Amortization of intangible assets	1,190	—		1,190
Total operating expenses	41,815	—		41,815
Operating loss	(5,285)	(4,500)		(9,785)
Interest income	47	—		47
Interest expense	(446)	—		(446)
Other expense, net	(1,984)	—		(1,984)
Loss before income taxes	(7,668)	(4,500)		(12,168)
Income tax provision (benefit)	6,128	(7,342)	(b)	(1,214)
Net loss	(13,796)	2,842		(10,954)

Foreign currency translation adjustments	(4,425)	421	(a)	(4,004)
Actuarial loss	—	—		—
Comprehensive loss	$(18,221)	$3,263		$(14,958)
Net loss per share
Basic	$(0.49)	$0.10		$(0.39)
Diluted	$(0.49)	$0.10		$(0.39)
Weighted average shares outstanding
Basic	27,902			27,902
Diluted	27,902			27,902

The impact of each error for the corresponding period in the above table is described below:

(a) Error corrections relating to the timing of revenue recognition with respect to certain customer projects.

(b) Tax impact on the error corrections relating to the timing of revenue recognition with respect to certain customer projects.

The following table presents the effect of the restatement on the Company's previously reported unaudited condensed consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2022 (in thousands, except per share data).

	Nine Months Ended September 30, 2022
	As Previously Reported	Adjustments		As Restated
Net revenue	$275,514	$(21,686)	(a)	$253,828
Cost of revenue	187,216	(14,094)	(a)	173,122
Gross profit	88,298	(7,592)		80,706
Operating expenses:
Research and product development	39,691	—		39,691
Selling, marketing, general and administrative	61,953	—		61,953
Restructuring and other charges	1,393	—		1,393
Impairment of long-lived assets	827	—		827
Amortization of intangible assets	1,948	—		1,948
Total operating expenses	105,812	—		105,812
Operating loss	(17,514)	(7,592)		(25,106)
Interest income	120	—		120
Interest expense	(773)	—		(773)
Other expense, net	(2,847)	—		(2,847)
Loss before income taxes	(21,014)	(7,592)		(28,606)
Income tax provision	1,858	640	(b)	2,498
Net loss	(22,872)	(8,232)		(31,104)

Foreign currency translation adjustments	(9,332)	529	(a)	(8,803)
Actuarial loss	—	—		—
Comprehensive loss	$(32,204)	(7,703)		$(39,907)
Net loss per share
Basic	$(0.83)	$(0.29)		$(1.12)
Diluted	$(0.83)	$(0.29)		$(1.12)
Weighted average shares outstanding
Basic	27,696			27,696
Diluted	27,696			27,696

The impact of each error for the corresponding period in the above table is described below:

(a) Error corrections relating to the timing of revenue recognition with respect to certain customer projects.

(b) Tax impact on the error corrections relating to the timing of revenue recognition with respect to certain customer projects.

The following table presents the effect of the restatement on the Company's previously reported unaudited condensed consolidated statement of cash flows for the six months ended September 30, 2022 (in thousands).

	Nine Months Ended September 30, 2022
	As Previously Reported	Adjustments		As Restated
Cash flows from operating activities:
Net loss	$(22,872)	$(8,232)	(a)(b)	$(31,104)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,551	—		4,551
Impairment of long-lived assets and non-cash restructuring	827	—		827
Amortization of deferred financing costs	121	—		121
Stock-based compensation	10,562	—		10,562
Provision for inventory write-down	3,498	—		3,498
Provision for credit losses, net of recoveries	(482)	—		(482)
Provision for sales returns	2,307	—		2,307
Provision for warranty expense	323	—		323
Unrealized loss (gain) on foreign currency transactions	1,318	—		1,318
Subsidiary dissolution	(68)	—		(68)
Gain on disposal of property, plant and equipment	(68)	—		(68)
Changes in operating assets and liabilities excluding effects of acquisition:
Accounts receivable	(45,170)	16,963	(a)	(28,207)
Other receivable	(11,577)	—		(11,577)
Inventories	(37,926)	(12,793)	(a)	(50,719)
Contract assets	1,515	—		1,515
Prepaid expenses and other assets	(5,319)	1,071	(b)	(4,248)
Accounts payable	58,202	—		58,202
Contract liabilities	2,851	2,893	(a)	5,744
Accrued and other liabilities	(231)	(431)	(b)	(662)
Net cash used in operating activities	(37,638)	(529)		(38,167)
Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment and other assets	65	—		65
Purchases of property, plant and equipment	(2,310)	—		(2,310)
Acquisition of business, net of cash acquired	(22,297)	—		(22,297)
Net cash used in investing activities	(24,542)	—		(24,542)
Cash flows from financing activities:
Proceeds from long-term borrowings	25,000	—		25,000
Repayments of long-term borrowings	(313)	—		(313)
Proceeds from short-term borrowings and line of credit, net	7,000	—		7,000
Payments for debt issue costs	(776)	—		(776)
Payments of contingent consideration	(558)	—		(558)
Proceeds from exercise of stock awards and employee stock plan purchases	485	—		485
Net cash provided by financing activities	30,838	—		30,838
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,344)	529	(a)	(815)
Net change in cash, cash equivalents and restricted cash	(32,686)	—		(32,686)
Cash, cash equivalents and restricted cash at beginning of period	53,639	—		53,639
Cash, cash equivalents and restricted cash at end of period	$20,953	$—		$20,953

The impact of each error for the corresponding period in the above table is described below:

(a) Error corrections relating to the timing of revenue recognition with respect to certain customer projects.

(b) Tax impact on the error corrections relating to the timing of revenue recognition with respect to certain customer projects.

(g) Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash, accounts receivables, and contract assets. Cash, cash equivalents and restricted cash consist of financial deposits and money market accounts that are principally held with various domestic and international financial institutions with high credit standing. As of September 30, 2022, the Company had cash accounts in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits.

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

Activity under the Company’s allowance for expected credit losses consists of the following (in thousands):

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$17,735	$3,954
Charged to expense, net of recoveries	(482)	14,579
Utilization and write off	(117)	(118)
Cumulative effect of ASC 326 adoption	401	—
Foreign currency exchange impact	(1,446)	(247)
Balance at end of period	$16,091	$18,168

For the three months ended September 30, 2022, one customer accounted for 13% of net revenue. For the nine months ended September 30, 2022, no customers accounted for more then 10% of net revenue. For the three months ended September 30, 2021, two customers accounted for 15% and 11% of net revenue, respectively. For the nine months ended September 30, 2021, two customers accounted for 18% and 12% of net revenue, respectively.

As of September 30, 2022, one customer represented 12% of net accounts receivable. As of December 31, 2021, two customers represented 26% and 10% of net accounts receivable, respectively.

As of September 30, 2022, and December 31, 2021, net accounts receivables from customers in countries other than the United States represented 80% and 79%, respectively.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires the Company to apply ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. Before the update such balances were measured and recognized at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods. The Company adopted these requirements prospectively, effective on the first day of the second quarter of year 2022. There was no material impact on our consolidated financial statements on the adoption date.

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

The following summarizes the provisional estimated fair values of the assets acquired and liabilities assumed at the date of the ASSIA Acquisition (in thousands):

Provisional allocation of purchase consideration
Cash and cash equivalents	$203
Accounts receivable	2,322
Other assets	407
Right-of-use assets	2,172
Property, plant and equipment	232
Intangible assets	22,200
Accounts payable	(91)
Contract liabilities (As Restated)	(12,192)
Operating lease liabilities	(2,612)
Accrued and other liabilities	(909)
Goodwill (As Restated)	13,268
Total purchase consideration	$25,000

The provisional purchase price allocation resulted in the recognition of goodwill of approximately $13.3 million, which included the experienced workforce and the expected synergies from combining operations. The Company expects that the goodwill recognized will be deductible for tax purposes.

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

(5) Balance Sheet Details

Balance sheet detail as of September 30, 2022 and December 31, 2021 is as follows (in thousands):

Inventories

	September 30, 2022 (As Restated)	December 31, 2021
Raw materials	$41,793	$34,512
Work in process	1,065	1,427
Finished goods	54,589	20,954
Total inventories	$97,447	$56,893

Inventories are stated at the lower of cost or net realizable value, with cost being computed based on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. Finished goods include deferred cost of revenue of $13.4 million and $0.7 million as of September 30, 2022 and December 31, 2021, respectively.

Provision for inventory write-down was and $2.4 million and $3.5 million for the three and nine-month periods ended September 30, 2022, respectively, and $1.0 million and $2.9 million for the three and nine-month periods ended September 30, 2021, respectively.

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

The opening and closing balances of current and long-term contract assets and contract liabilities related to contracts with customers are as follows:

	Contract assets	Contract liabilities
December 31, 2021	$2,184	$9,135
September 30, 2022 (As Restated)	573	26,748
Increase (decrease) (As Restated)	$(1,611)	$17,613

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

(6) Goodwill and Intangible Assets

The following table summarizes the activity related to goodwill (in thousands):

	September 30,
	2022 (As Restated)	2021
Balance at beginning of period, gross	$7,148	$4,980
Accumulated impairment at beginning of period	(1,003)	(1,003)
Goodwill from acquisitions	13,268	2,168
Foreign exchange impact	7	—
Balance at end of period	$19,420	$6,145

During the nine months ended September 30, 2022, the Company recorded goodwill of $13.3 million related to the ASSIA Acquisition, which was allocated to the Americas reporting unit. Refer to Note 2 Business Combinations for further information.

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

The following table is a reconciliation of the numerator and denominator in the basic and diluted net loss per share calculation (in thousands, except per share data) for the three and nine months ended September 30, 2022, and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022 (As Restated)	2021	2022 (As Restated)	2021
Net loss	$(10,954)	$(5,896)	$(31,104)	$(32,400)
Weighted average number of shares outstanding:
Basic	27,902	27,201	27,696	26,484
Effect of dilutive securities:
Stock options, restricted stock units and share awards	—	—	—	—
Diluted	27,902	27,201	27,696	26,484
Net loss per share:
Basic	$(0.39)	$(0.22)	$(1.12)	$(1.22)
Diluted	$(0.39)	$(0.22)	$(1.12)	$(1.22)

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

The following table presents the future contractual rent obligations as of September 30, 2022 (in thousands):

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

(14) Income Taxes

Income tax benefit for the three months ended September 30, 2022 was approximately $1.2 million on a pre-tax loss of $12.2 million. Income tax provision for the nine months ended September 30, 2022 was approximately $2.5 million on pre-tax losses of $28.6 million. In the third quarter of 2022, the Company derecognized the tax benefits previously recorded in the first and second quarters of 2022 based on its quarterly realizability assessment of such benefits. Income tax provision for the three and nine months ended September 30, 2021 was approximately $0.7 million and $2.0 million respectively, on pre-tax losses of $5.2 and $30.4 million, respectively.

As of September 30, 2022, the income tax rate varied from the United States statutory income tax rate primarily due to the derecognition of tax benefits previously recognized in the first and second quarters of 2022 as discussed above. Consistent with the prior periods, the Company continued to maintain valuation allowances in North America, EMEA and Asia.

The total unrecognized tax benefits as of September 30, 2022 was $4.2 million. There were no significant changes to unrecognized tax benefits during the nine months ended September 30, 2022. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next 12 months.

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

RESTATEMENT

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022. For additional information and a detailed discussion of the restatement, see Note 1 (e) Restatement in the Notes to Unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The table below presents the unaudited condensed consolidated statement of (loss) income with year-over-year changes (in thousands except percent change).

	Three months ended September 30,			Nine months ended September 30,
	2022 (As Restated)	2021	% change (As Restated)	2022 (As Restated)	2021	% change (As Restated)

Net revenue	$98,890	$88,412	11.9%	$253,828	$252,143	0.7%
Cost of revenue	66,860	56,213	18.9%	173,122	164,771	5.1%
Gross profit	32,030	32,199	-0.5%	80,706	87,372	-7.6%
Operating expenses:
Research and product development	15,499	11,707	32.4%	39,691	34,788	14.1%
Selling, marketing, general and administrative	23,698	19,539	21.3%	61,953	69,619	-11.0%
Restructuring and other charges	601	6,754	-91.1%	1,393	12,098	-88.5%
Impairment of long-lived assets	827	—	100.0%	827	1,735	-52.3%
Amortization of intangible assets	1,190	312	281.4%	1,948	888	119.4%
Total operating expenses	41,815	38,312	9.1%	105,812	119,128	-11.2%
Operating loss	(9,785)	(6,113)	60.1%	(25,106)	(31,756)	-20.9%
Interest income	47	20	135.0%	120	81	48.1%
Interest expense	(446)	(49)	810.2%	(773)	(326)	137.1%
Other income (expense), net	(1,984)	922	-315.2%	(2,847)	1,633	-274.3%
Loss before income taxes	(12,168)	(5,220)	133.1%	(28,606)	(30,368)	-5.8%
Income tax provision (benefit)	(1,214)	676	-279.6%	2,498	2,032	22.9%
Net loss	$(10,954)	$(5,896)	85.8%	$(31,104)	$(32,400)	-4.0%

The table below presents the unaudited condensed consolidated statement of (loss) income as a percentage of total net revenue for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2022 (As Restated)	2021	2022 (As Restated)	2021
Net revenue	100%	100%	100%	100%
Cost of revenue	68%	64%	68%	65%
Gross profit	32%	36%	32%	35%
Operating expenses:
Research and product development	16%	13%	16%	14%
Selling, marketing, general and administrative	24%	22%	24%	28%
Restructuring and other charges	1%	8%	1%	5%
Impairment of long-lived assets	1%	—	—	1%
Amortization of intangible assets	1%	—	1%	—
Total operating expenses	43%	43%	42%	48%
Operating loss	(11)%	(7)%	(10)%	(13)%
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income (expense), net	(2)%	1%	(1)%	1%
Loss before income taxes	(13)%	(6)%	(11)%	(12)%
Income tax provision (benefit)	(1)%	1%	1%	1%
Net loss	(12)%	(7)%	(12)%	(13)%

Net Revenue

The following table presents our revenues by source (in millions):

	Three months ended September 30,			Nine months ended September 30,
	2022 (As Restated)	2021	% change (As Restated)	2022 (As Restated)	2021	% change (As Restated)
Products	$83.2	$82.9	0.4%	$225.8	$237.1	(4.8)%
Services and software	15.7	5.5	185.5%	28.0	15.1	85.4%
Total	$98.9	$88.4	11.9%	$253.8	$252.2	0.6%

For the three months ended September 30, 2022, product revenue increased by 0.4% or $0.3 million to $83.2 million from $82.9 million in the same period last year. The increase in product revenue during the period was primarily attributable to higher spending levels from our major customers in Asia and EMEA, partially offset by the impact of unfavorable foreign exchange rate fluctuations. Service and software revenue represents revenue from maintenance and other services associated with product shipments as well as ASSIA related software revenue. The increase in service and software revenue was primarily due to the increased product and software sales, including revenue related to ASSIA.

For the nine months ended September 30, 2022, product revenue decreased by 4.8% or $11.3 million to $225.8 million from $237.1 million in the same period last year. The decrease in product revenue during the period was primarily attributable to lower spending levels from our major customers in Asia and the impact of unfavorable foreign exchange rate fluctuations. The increase in service and software revenue was primarily due to the revenue related to the ASSIA Acquisition.

The following table presents our revenues by geographical concentration (in millions):

	Three months ended September 30,			Nine months ended September 30,
	2022 (As Restated)	2021	% change (As Restated)	2022 (As Restated)	2021	% change (As Restated)
Americas	$27.6	$27.3	1.1%	$79.0	$74.0	6.8%
Europe, Middle East, Africa	25.1	20.4	23.0%	54.7	55.0	(0.5)%
Asia	46.2	40.7	13.5%	120.1	123.2	(2.5)%
Total	$98.9	$88.4	11.9%	$253.8	$252.2	0.6%

Our geographic diversification reflects the combination of market demand, a strategic focus on capturing market share through new customer wins and new product introductions.

From a geographical perspective, the change in net revenue for the three and nine months ended September 30, 2022 was attributable to the change in spending levels from our major customers in Asia and the increased software revenue in the US related to the ASSIA Acquisition.

For the three months ended September 30, 2022, one customer accounted for 13% of net revenue. For the nine months ended September 30, 2022, no customers accounted for more than 10% of net revenue. For the three months ended September 30, 2021, two customers accounted for 15% and 11% of net revenue, respectively. For the nine months ended September 30, 2021, two customers accounted for 18% and 12% of net revenue, respectively.

We anticipate that our results of operations in any given period may depend to a significant extent on sales to a small number of large customers. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue and Gross Profit

Total cost of revenue increased by 18.9% to $66.9 million for the three months ended September 30, 2022, compared to $56.2 million for the three months ended September 30, 2021. Total cost of revenue was 67.6% of net revenue for the three months ended September 30, 2022, compared to 63.6% of net revenue for the three months ended September 30, 2021, which resulted in an decrease in gross profit percentage to 32.4% for the three months ended September 30, 2022 from 36.4% for the three months ended September 30, 2021. The increase in total cost of revenue was primarily due to fees paid to expedite certain product components, while the decrease in gross profit percentage was primarily due to the change in number and mix of products sold, including the geographic mix of those sales, negative exchange rate impacts on revenues and such expedite fees.

Total cost of revenue increased by 5.1% to $173.1 million for the nine months ended September 30, 2022, compared to $164.8 million for the nine months ended September 30, 2021. Total cost of revenue was 68.2% of net revenue for the nine months ended September 30, 2022, compared to 65.3% of net revenue for the nine months ended September 30, 2021, which resulted in an decrease in gross profit percentage to 31.8% for the nine months ended September 30, 2022 from 34.7% for the nine months ended September 30, 2021. The increase in total cost of revenue was primarily due to fees paid to expedite certain product components, while the decrease in gross profit percentage was primarily due to the change in number and mix of products sold, including the geographic mix of those sales, negative exchange rate impacts on revenues and such expedite fees.

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

Other Income (Expense), net: Other income (expense) relates mainly to realized and unrealized foreign currency exchange gains and losses. For the three and nine months ended September 30, 2022, the Company recorded $2.0 million and $2.8 million of other expense, net, respectively. For the three and nine months ended September 30, 2021, the Company recorded $0.9 million and $1.6 million of other income, net, respectively. The change in other income (expense), net was primarily due to foreign currency exchange rates fluctuation during the above periods.

Income Tax Provision: Income tax benefit for the three months ended September 30, 2022 was $1.2 million on pre-tax losses of $12.2 million. Income tax provision for the nine months ended September 30, 2022 was $2.5 million on pre-tax losses of $28.6 million. In the third quarter of 2022, the Company derecognized the tax benefits previously recorded in the first and second quarters of 2022 based on its quarterly realizability assessment of such benefits. Income tax provision for the three and nine months ended September 30, 2021 was approximately $0.7 million and $2.0 million respectively, on pre-tax losses of $5.2 and $30.4 million, respectively. As of September 30, 2022, the income tax rate varied from the United States statutory income tax rate primarily due to the derecognition of tax benefits previously recognized in the first and second quarters of 2022 as discussed above. Consistent with the prior periods, the Company continued to maintain valuation allowances in North America, EMEA and Asia.

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

Set forth below is a reconciliation of net loss to Adjusted EBITDA, which we consider to be the most directly comparable U.S. GAAP financial measure to Adjusted EBITDA (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022 (As Restated)	2021	2022 (As Restated)	2021
Net loss	$(10,954)	$(5,896)	$(31,104)	$(32,400)
Add (deduct):
Interest expense, net	399	29	653	245
Other expense (income)*	1,984	(14)	2,847	(725)
Income tax provision (benefit)	(1,214)	676	2,498	2,032
Depreciation and amortization	2,109	1,112	4,551	3,555
Stock-based compensation	5,023	3,104	10,562	6,450
Headquarters and facilities relocation	827	(908)	827	1,012
Restructuring and other charges	601	6,754	1,393	12,098
Acquisition costs	111	9	733	689
Executive transition	464	200	802	372
Provision for credit losses, net of recoveries**	(120)	—	(1,030)	14,206
Adjusted EBITDA	$(770)	$5,066	$(7,268)	$7,534

* For the three and nine months of 2021, previously reported Adjusted EBITDA excluded a component of Other Income related to the lease termination in Alameda. The related amount is included in the Headquarters and facilities relocation line on the net loss to Adjusted EBITDA reconciliation table and is not included in Other expense (income) here.

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

The following table summarizes the information regarding our cash and cash equivalents and working capital (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$17,861	$46,666
Working capital (As Restated)	$83,489	$124,498

The Company had a net loss of $11.0 million and $31.1 million for the three and nine months ended September 30, 2022, respectively. The Company had a net loss of $5.9 million and $32.4 million for the three months and nine months ended September 30, 2021, respectively.

As of September 30, 2022, we had working capital of $83.5 million. As of September 30, 2022, we had $17.9 million in unrestricted cash and cash equivalents, which included $9.5 million in cash balances held by our international subsidiaries.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Nine months ended September 30,
	2022 (As Restated)	2021
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(38,167)	$(15,065)
Net cash used in investing activities	(24,542)	(8,617)
Net cash provided by financing activities	30,838	21,578
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(815)	71
Net change in cash, cash equivalents and restricted cash	$(32,686)	$(2,033)
Cash, cash equivalents and restricted cash at beginning of period	$53,639	$54,587
Cash, cash equivalents and restricted cash at end of period	$20,953	$52,554

Operating Activities

Net cash used in operating activities increased by $23.1 million to (38,167) for the nine months ended September 30, 2022 from net cash used in operating activities of $15.1 million for the nine months ended September 30, 2021. The increase in cash used in operating activities was primarily due to an increase in accounts receivable as shipments were heavily weighted toward the last month of the third quarter 2022 due to component availability, and an increase in inventory purchases in anticipation of increased shipments later in the year and as a mitigation against long lead times.

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

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of September 30, 2022, one customer represented 12% of net accounts receivable. Net receivables from customers in countries other than the United States represented 80%. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt obligations.

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

Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our unaudited condensed consolidated balance sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the nine months ended September 30, 2022 was a net translation loss of $8.8 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss. If USD had appreciated or depreciated by 10% relative to KRW, JPY, EUR, and GBP, our net assets as of September 30, 2022 would have decreased or increased by approximately $1.8 million, respectively.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q/A. The evaluation was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. In the course of the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to the existence of unremediated material weaknesses in internal control over financial reporting described below.

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

Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of September 30, 2022, as a result of material weaknesses in the following areas:

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
o
Assessed, enhanced, and promoted the use of the whistleblower hotline, including making the hotline available to external parties.
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

Changes in Internal Control over Financial Reporting

Except for the material weaknesses described above, no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As discussed in the Explanatory Note to this Quarterly Report and in Note 1(e), “Restatement” to the Notes to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report, we have restated our previously issued financial statements for the quarterly and year-to-date period ended March 31 and June 30, 2022 and are restating our previously issued financial statements for the quarterly and year-to-date periods ended September 30 and December 31, 2022, and March 31, 2023. These restatements, and the remediation efforts we have undertaken and are continuing to undertake, have been time-consuming and expensive and could expose us to a number of additional risks that could materially adversely affect our financial position, results of operations and cash flows.

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

As a result of the material weaknesses, our management concluded that our internal control over financial reporting was not effective as of September 30, 2022. We are actively engaged in developing a remediation plan designed to address the material weaknesses, but our remediation efforts are not complete and are ongoing. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements, and may be required to seek additional waivers or repay amounts under these financing arrangements earlier than anticipated, which could adversely impact our liquidity and financial condition. Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls over financial reporting, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. The next time we evaluate our internal control over financial reporting, if we identify one or more new material weaknesses or are unable to timely remediate our existing material weaknesses, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion or expresses an adverse opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock and possibly impact our ability to obtain future financing on acceptable terms. We may also lose assets if we do not maintain adequate internal controls.

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

We have not been in compliance with Nasdaq’s requirements for continued listing and as a result our common stock has been suspended from trading on Nasdaq, and in the future it may be delisted from trading on the Nasdaq, which has and will continue to have a material effect on us and our stockholders.

We are currently delinquent in the filing of certain of our periodic reports with the SEC. As a result, we are not in compliance with listing requirements of Nasdaq Listing Rule 5250(c)(1) which requires timely filing of periodic financial reports with the SEC. As a result of our failure to file our periodic reports with the SEC in a timely manner or within any extension periods prescribed by Nasdaq, on August 8, 2024 trading of our common stock on Nasdaq was suspended, and we are subject to delisting from trading on Nasdaq. There can be no assurance whether or when the suspension of trading on Nasdaq will be lifted. If our common stock is delisted, there can be no assurance whether or when it would again be listed for trading on NASDAQ or any other exchange. Since the announcement that trading of our stock on Nasdaq would be suspended, the market price of our common stock has declined and become more volatile, and our stockholders may find that their ability to trade in our common stock will be adversely affected. If our common stock is delisted, the market price of our shares will likely decline further and become more volatile, and our stockholders may find that their ability to trade in our stock will be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock. In addition, our ability to hire and retain key personnel and employees may be adversely affected by volatility or reductions in the price of our common stock, since these employees are generally granted equity-based awards. We have previously experienced and may continue to experience employee attrition and difficulty attracting talent as a result of these issues. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs, nor may we be successful in keeping the qualified personnel we currently have.

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