Form 10-K/A
period 2022-12-31
DZS INC.
filed 2024-08-13
CIK 1101680

;

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A as of and for the year ended December 31, 2022 includes consolidated financial statements for the years ended December 31, 2022, 2021, and 2020. The consolidated financial statements as of and for the year ended December 31, 2022 are restated. This Form 10-K/A also contains the restatement details in the notes to consolidated financial statements, primarily in Note 1, Restatement of Consolidated Financial Statements.

Subsequent to the issuance of the unaudited condensed consolidated financial statements as of March 31, 2023 and as previously disclosed on June 1, 2023, the Audit Committee (the “Audit Committee”) of the Board of Directors of DZS Inc. (the “Company”), in consultation with the Company’s management, determined that the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023 (the “Q1 2023 Financial Statements”) contained an accounting error relating to the timing of revenue recognition with respect to certain customer projects. As a result of this error, the Audit Committee determined that the Company’s Q1 2023 Financial Statements should no longer be relied upon and should be restated. Similarly, any previously issued or filed reports, press releases, earnings releases, investor presentations or other communications of the Company describing the Company’s financial results or other financial information relating to the Q1 2023 Financial Statements should no longer be relied upon. In addition, as a result of the error, the Audit Committee initiated a review of the Company’s accounting for revenue recognition and the extent to which these matters affect the Company’s internal controls over financial reporting (the “Review”).

On November 9, 2023, the Company disclosed that although the Review was still ongoing, based on preliminary findings, the Audit Committee, in consultation with the Company’s management, had determined that the Company’s previously issued audited consolidated financial statements as of and for the year ended December 31, 2022 (the “2022 Annual Financial Statements”), as well as the Company’s previously issued unaudited condensed consolidated financial statements as of and for each of the three months ended March 31, 2022, the three and six months ended June 30, 2022 and the three and nine months ended September 30, 2022 (collectively, the “2022 Interim Financial Statements” and, together with the 2022 Annual Financial Statements, the “2022 Financial Statements” and, together with the Q1 2023 Financial Statements, the “Affected Financial Statements”), should no longer be relied upon and should be restated due to accounting errors in each of the 2022 Financial Statements relating to revenue recognition. Similarly, any previously issued or filed reports, press releases, earnings releases, investor presentations or other communications of the Company describing the Company’s financial results or other financial information relating to the periods covered by the 2022 Financial Statements should no longer be relied upon. In addition, the report of Ernst & Young LLP included in the previously issued 2022 Annual Financial Statements should no longer be relied upon.

During the course of the Review, and during the Company's subsequent assessment of its accounting practices, accounting and financial reporting errors were identified. The matters primarily resulted in corrections in accounting under U.S. generally accepted accounting principles (“U.S. GAAP”) related to the timing of revenue recognition under certain customer projects. See Restatement Note 1 to this Annual Report on Form 10-K/A.

We are filing this Annual Report on Form 10-K/A (“Form 10-K/A”) for the annual period ended December 31, 2022, which was filed with the United States Securities and Exchange Commission ("SEC") on March 10, 2023 (the "Original Filing"), to reflect changes to the Consolidated Balance Sheet at December 31, 2022 and the Consolidated Statements of Comprehensive Loss, Stockholders’ Equity, and Cash Flows for the year ended December 31, 2022, and the related notes thereto.

The following sections in the Original Filing are revised in this Form 10-K/A, solely as a result of, and to reflect, the restatement:

Part I - Item 1A. Risk Factors

Part I - Item 3. Legal Proceedings

Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II - Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Part II - Item 8. Financial Statements and Supplementary Data

Part II - Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part II - Item 9A. Controls and Procedures

Part IV - Item 15.4 Exhibits and Financial Statement Schedules

Pursuant to the rules of the SEC, Part IV, Item 15 of the Original Filing has been amended to include the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the principal executive officer and principal financial officer are included in this Form 10-K/A as Exhibits 31.1, 31.2 and 32.1.

For the convenience of the reader, this Form 10-K/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement and related revisions. Except as provided above, and in Item 8, Note 1, this Form 10- K/A does reflect events occurring after the date of the Original Filing to the date this Form is filed.

Forward-looking Statements

This Annual Report on Form 10-K/A, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate, and reflect the beliefs and assumptions of our management as of the date hereof.

We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items in future periods; anticipated growth and trends in our business, industry or key markets; cost synergies, growth opportunities and other potential financial and operating benefits of our acquisitions; future growth and revenues from our products; our ability to access capital to fund our future operations; future economic conditions and performance; the impact of the global outbreak of COVID-19, also known as the coronavirus; the impact of interest rate and foreign currency fluctuations; anticipated performance of products or services; competition; plans, objectives and strategies for future operations, including our pursuit or strategic acquisitions and our continued investment in research and development; other characterizations of future events or circumstances; and all other statements that are not statements of historical fact, are forward-looking statements within the meaning of the Securities Act and the Exchange Act. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this Annual Report on Form 10-K/A. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include factors discussed in Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K/A, as well as factors described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

PART I

ITEM 1. BUSINESS

DZS Inc. (“DZS” or the “Company,”) was incorporated under the laws of the state of Delaware in June 1999. Until August 8, 2024, the Company’s common stock was traded on The Nasdaq Global Select Market ("Nasdaq") under the symbol “DZSI”. Since August 8, 2024, the Company's common stock has traded on the OTC market under the symbol "DZSI". The mailing address of our worldwide headquarters is 5700 Tennyson Parkway, Suite 400, Plano, Texas 75024, and our telephone number at that location is (469) 327-1531.

Company Overview

DZS is global provider of access and optical networking infrastructure and artificial intelligence ("AI") driven cloud software solutions that enable the emerging hyper-connected, hyper-broadband world and broadband experiences. The Company provides a wide array of reliable, cost-effective networking technologies and cloud software to a diverse customer base.

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

Our Solutions and Platforms

Our solutions and platforms portfolio include products in Access Edge, Subscriber Edge, Optical Edge, and Cloud Software.

•
Access Edge. Our DZS Velocity portfolio offers a variety of solutions for carriers and service providers to connect residential and enterprise customers, either using high-speed fiber or leveraging their existing deployed copper networks to offer broadband services to customer premises. Once our broadband access products are deployed, the service provider can offer voice, and ultra-high-definition video, high-speed internet access and business class services to their customers. In addition, the switching and routing products we provide in this space offer a high-performance and manageable solution that bridges the gap from carrier access technologies to the core network. DZS “system-on-a-card” technology increases the velocity with which service providers can leap to multi-gigabit services at scale by enabling rapid transition from Gigabit Passive Optical Network (“GPON”) to 10 Gigabit Symmetrical Passive Optical Network (“XGS-PON”) and 50 Gigabit Passive Optical Network (“50G PON”) in the future and Gigabit Ethernet (“GE”) to 10 GE via any service port across a range of existing DZS Velocity chassis and 10 GE optimized stackable fixed form factor units.
•
Subscriber Edge. Our DZS Helix connected premises product portfolio offers a large collection of optical network terminals (“ONTs”) and smart gateway solutions for any fiber to the “x” (“FTTx”) deployment. DZS ONTs and Smart Gateway platforms are designed for high bandwidth services being deployed to the home or business. Our connected premises portfolio consists of indoor/outdoor ONTs and gateways delivering best-in-class data and WiFi throughout the premises to support FTTx applications. The product feature set gives service providers an elegant migration path from legacy voice to soft switch architectures without replacing ONTs.
•
Optical Edge. Our DZS Chronos and DZS Saber portfolios provide robust, manageable and scalable solution for mobile operators and service providers that enable them to modularly upgrade their edge transport to up to 400 gigabits per second (400 Gbps) speed as well as provide mobile fronthaul/midhaul/backhaul (“xHaul”) systems capable of supporting the transport needs for fifth generation wireless technologies (“5G”) and beyond. Our Saber solutions are 5G-ready xHaul and coherent optics capable and are open, software-defined, and field proven. Our mobile xHaul and edge transport products may be collocated at the radio access node base station and can aggregate multiple radio access node base stations into a single backhaul for delivery of mobile traffic to the radio access node network controller or be leveraged as transport vehicles for FTTx deployments. Our products support pure Ethernet switching as well as layer 3 IP and Multiprotocol Label Switching (“MPLS”), and we interoperate with other vendors in these networks. The Saber portfolio also provides high bandwidth optical transport and services, enabling service providers to push high bandwidth transport closer to their subscribers near the edge of their networks. Complementary to the growth of high bandwidth technologies like XGS-PON and 5G mobile at the access edge, Saber products leverage environmentally hardened dense wavelength-division multiplexing (DWDM) coherent optics to deliver transport bandwidth speeds from 100 Gbps to 400 Gbps over long distances that can be necessary to support advanced access and mobile technologies. Some DZS Saber platforms also provide additional feature such as multi-degree colorless directionless contentionless (CDC) FlexGrid reconfigurable optical add-drop multiplexer (ROADM) functionality, which allows service providers to easily adjust to changing network traffic demands.

•
Cloud Software. Our DZS Cloud Software platforms provide software capabilities specifically in the areas of network orchestration, application slicing, automation, analytics, service assurance, and consumer broadband experience. Via our DZS Xtreme solutions we offer a commercial, carrier-grade network-slicing enabled orchestration platform complementing our position with physical network devices supporting Open RAN (“O-RAN”) and 4G/5G networks. Communications service providers (“CSPs”) are implementing software defined networking (“SDN”) and network functions virtualization (“NFV”) architectures to reduce reliance on proprietary systems and hardware, which increase service agility, flexibility, and deployment of new network services while lowering costs. Our Expresse software solution provides a clear view of multi-vendor, multi-technology access networks for both network and service assurance while monitoring, identifying, diagnosing, and fixing network problems via an AI-based recommendation engine. CloudCheck software is an advanced WiFi experience management and analytics solution that enables CSPs to monitor, manage and optimize home WiFi networks. DZS customers are implementing experience and service assurance solutions to reduce support costs, including specifically the costs of WiFi troubleshooting and truck rolls, improve service performance and customer satisfaction, and ultimately reduce subscriber churn and increase average revenue per user (ARPU).

Industry Background

Expansion in our worldwide business is driven by the increased demand of residential subscribers, cloud service providers and enterprises for mobile and fixed network access and transport solutions, communications equipment and software that enable or support access to higher speed bandwidth access to the internet and better broadband experiences.

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

Our Strategy

We strive to balance growth with financial discipline that specifically focuses on improving product margins, increasing recurring software and service revenue, and managing expenses to drive profitability. The principal elements of our strategy include:

•
Global Presence. We have a global customer base with active customers in more than 70 countries worldwide. We provide our network access solutions to Tier 1, national, and regional carriers in the Asia-Pacific region, the Middle East region and Europe, as well as in North America and Latin America. We leverage our global infrastructure, which includes sales offices all over the world, research and development centers in the United States of America (“United States” or “U.S.”), the Republic of Korea (“South Korea”), Vietnam, India, Spain, and Canada and in-house and contract manufacturing capabilities in the United States, South Korea, Vietnam, and China, to support our customer base.
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

For the year ended December 31, 2022, no customers represented more than 10% of net revenue. For the year ended December 31, 2021, two customers represented 19% and 12% of net revenue, respectively. For the year ended December 31, 2020, two customers represented 14% and 13% of net revenue, respectively

Research and Development

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

Website and Available Information

Our investor website address is http://investor.dzsi.com. The information on, or accessible through, our website does not constitute part of this Annual Report on Form 10-K/A, or any other report, schedule or document we file or furnish to the SEC. On our investor website, we make the following filings available free of charge as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K/A and in other filings we make with the SEC before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks Related to the Restatement of our Consolidated Financial Statements

•
The restatement of our previously issued financial statements has been time-consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows.
•
The restatement of our previously issued financial results has resulted in multiple securities class actions, as well as government investigations that could result in government enforcement actions that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.

•
We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.
•
If our internal controls are not effective, there may be errors in our financial information that could require a restatement or delay our SEC filings. Such material weaknesses could materially and adversely affect our operations, financial condition, reputation and stock price.
•
Matters relating to or arising from our Audit Committee investigations, including regulatory investigations and proceedings, litigation matters and potential additional expenses, may adversely affect our business and results of operations.
•
We have not been in compliance with Nasdaq’s requirements for continued listing and as a result our common stock was suspended from trading on the Nasdaq as of August 8, 2024, and in the future it may be delisted from trading on the Nasdaq, which has had and will continue to have a material effect on us and our stockholders.
•
The delayed filing of some of our periodic SEC reports has made us currently ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital or complete acquisitions.

Risks Directly Related to the COVID-19 Pandemic

•
We have experienced and continue to experience disruptions in our supply chain due to the impact of the COVID-19 pandemic. The pandemic has significantly increased economic and demand uncertainty and has led to volatility in capital markets and credit markets.

Risks Related to our Liquidity

•
We may not have the liquidity to support our future operations and capital requirements.
•
We have experienced significant losses and we may incur losses in the future. If we fail to generate sufficient revenue to sustain our profitability, our stock price could decline.

Customer and Product Risk

•
The long and variable sales cycles for our products could cause revenue and operating results to vary significantly from quarter to quarter.
•
The market we serve is highly competitive and we may not be able to compete successfully.
•
We depend upon the development of new products and enhancements to existing products, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer.
•
Because our products are complex and are deployed in complex environments, our products may have defects that we discover only after full deployment by our customers, which could have a material adverse effect on our business.
•
Sales to CSPs are especially volatile, and weakness in sales orders from this industry could harm our business, operations, financial condition and liquidity.
•
We depend on a limited source of suppliers for several key components. If we are unable to obtain these components on a timely basis, we will be unable to meet our customers’ product delivery requirements, which would harm our business.
•
We rely on the availability of third-party licenses.
•
Our intellectual property rights could prove difficult to protect and enforce.
•
There are additional risks to our intellectual property as a result of our international business operations.
•
Claims that our current or future products or components contained in our products infringe the intellectual property rights of others may be costly and time consuming to defend and could adversely affect our ability to sell our products.

•
Due to the international nature of our business, political or economic changes or other factors in a specific country or region could harm our future revenue, costs and expenses, and financial condition.
•
We face exposure to foreign currency exchange rate fluctuations.

Risks Related to our Industry

•
The telecommunications networking business requires the application of complex revenue and expense recognition rules and the regulatory environment affecting generally accepted accounting principles is uncertain. Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and harm our business.
•
Changes in government regulations related to our business could harm our operations, financial condition, and liquidity.
•
Industry consolidation may lead to increased competition and could harm our operating results.

Risks Related to our Common Stock

•
DASAN Networks, Inc. (“DNI”) owns a significant amount of our outstanding common stock and has the ability to exert significant influence or control over any matters that require stockholder approval, including the election of directors and the approval of certain transactions, and DNI’s interests may conflict with our interests and the interests of other stockholders.
•
There is a limited public market of our common stock.
•
We do not expect to declare or pay dividends in the foreseeable future.

General Risk Factors

•
We may need additional capital, and we cannot be certain that additional financing will be available.
•
Our level of indebtedness could adversely affect our business, operations, financial condition, and liquidity
•
Our future operating results are difficult to predict and our stock price may continue to be volatile.
•
Strategic acquisitions or investments that we have made or that we could pursue or make in the future may disrupt our operations and harm our business, operations, financial condition, and liquidity.
•
Litigation and government investigations could result in significant legal expenses and settlement payments, fines or damage awards.
•
If demand for our products and solutions does not develop as we anticipate, then our business operations, financial condition, and liquidity will be adversely affected.
•
Increased tariffs on products and goods that we purchase from off-shore sources (particularly Chinese sources) and changes in international trade policies and relations could have an adverse effect on our customers and operating results.
•
We rely on contract manufacturers for a portion of our manufacturing requirements.
•
We face supply chain risk, and our failure to estimate customer demand properly could result in excess or obsolete component inventories that could adversely affect our gross margins.
•
The loss of a key customer or a significant deterioration in the financial condition of a key customer could have a material adverse effect on the Company’s results of operations.
•
We have experienced significant turnover with respect to our executives, and our business could be adversely affected by these and other transitions in our senior management team or if any future vacancies cannot be filled with qualified replacements in a timely manner.
•
Restructuring activities could disrupt our business and affect our results of operations.
•
Decreased effectiveness of share-based compensation could adversely affect our ability to attract and retain employees.
•
Our success largely depends on our ability to retain and recruit key personnel, and any failure to do so could harm our ability to meet key objectives.

•
Our collection, processing, storage, use, and transmission of personal data could give rise to liabilities as a result of governmental regulation, increasing legal requirements.
•
Cyberattacks or other security incidents that disrupt our operations or compromise data, may expose us to liability, harm our reputation or otherwise adversely affect our business.
•
Compliance or the failure to comply with current and future environmental regulations could cause us significant expense.
•
Failure to comply with the U.S. Foreign Corrupt Practices Act and similar laws associated with our international activities could subject us to significant civil or criminal penalties.
•
Our business and future operating results are subject to global economic and market conditions.
•
Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend, and could materially impact our supply chain and the operations of our customers and suppliers.
•
Future issuances of additional equity securities could result in dilution of existing stockholders’ equity ownership.

For a more complete discussion of the material risks facing our business, see below.

Risks Related to the Restatement of our Consolidated Financial Statements

The restatement of our previously issued financial statements has been time-consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows.

As discussed in the Explanatory Note to this Annual Report and in Note 1(f), “Restatement” to the Notes to our Consolidated Financial Statements included in this Annual Report, we have restated our previously issued financial statements for the quarterly and year-to-date periods ended March 31, June 30 and September 30, 2022 and are restating our previously issued financial statements for (i) the year ended December 31, 2022 and (ii) the quarterly period ended March 31, 2023. These restatements, and the remediation efforts we have undertaken and are continuing to undertake, have been time-consuming and expensive and could expose us to a number of additional risks that could materially adversely affect our financial position, results of operations and cash flows.

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

We are also subject to multiple securities class actions arising out of certain of the misstatements in our financial statements. For additional discussion see Item 3. Legal Proceedings and Note 14 Commitments and Contingencies in the Notes to Consolidated Financial Statements.

The restatement of our previously issued financial results has resulted in multiple securities class actions, as well as government investigations that could result in government enforcement actions that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.

We are subject to securities class actions relating to our previous public disclosures and there is a risk that additional litigation is initiated or that the scope of the previously-filed class actions is expanded. In addition, we are subject to government investigations. For additional discussion see Item 3. Legal Proceedings and Note 14 Commitments and Contingencies in the Notes to Consolidated Financial Statements. In June and August of 2023, DZS shareholders filed three putative securities class actions related to DZS’s June 1, 2023 Form 8-K announcing the Company’s intention to restate its financial statements for the first quarter of 2023. Each suit was filed in the Eastern District of Texas. All three cases allege violations of Sections 10(b) and 20(a) of the Exchange Act against DZS, its Chief Executive Officer and its Chief Financial Officer. The cases are: (1) Shim v. DZS et al., filed June 14, 2023; (2) Link v. DZS et al., filed June 27, 2023; and (3) Cody v. DZS et al., filed August 9, 2023. Three potential lead plaintiffs filed applications for appointment on August 14, 2023. On September 12, 2023, the cases were consolidated under the lead case Shim v. DZS et al. The plaintiffs are seeking unspecified damages, interest, fees, costs and interest. Furthermore, the Company voluntarily contacted the Fort Worth office of the SEC Division of Enforcement regarding the restatement and independent investigation, is providing information and documents to the SEC and will continue to cooperate with the SEC’s investigation into these matters. We could become subject to additional private litigation or investigations, or one or more government enforcement actions, arising out of the misstatements in our previously issued financial statements. Our management may be required to devote significant time and attention to these matters, and these and any additional matters that arise could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows. While we cannot estimate our potential exposure to these matters at this time, we have already expended significant amounts investigating the claims underlying and defending this litigation and expect to continue to need to expend significant amounts to defend this litigation.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f)under the Exchange Act. In Item 9A, “Controls and Procedures” of this Annual Report, management identified material weaknesses in our internal control over financial reporting.

As a result of the material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022. We are actively engaged in developing a remediation plan designed to address the material weaknesses, but our remediation efforts are not complete and are ongoing. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements, and may be required to seek additional waivers or repay amounts under these financing arrangements earlier than anticipated, which could adversely impact our liquidity and financial condition. Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls over financial reporting, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. The next time we evaluate our internal control over financial reporting, if we identify one or more new material weaknesses or are unable to timely remediate our existing material weaknesses, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion or expresses an adverse opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock and possibly impact our ability to obtain future financing on acceptable terms. We may also lose assets if we do not maintain adequate internal controls.

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

We have incurred, and may continue to incur, significant expenses related to legal, accounting, and other professional services in connection with the Audit Committee investigations and related legal matters, as previously disclosed in our public filings, including the review of our accounting, the audit of our financial statements and the ongoing remediation of deficiencies in our internal control over financial reporting. As described in Item 9A., “Controls and Procedures” of this report, we have taken a number of steps in order to strengthen our accounting function and attempt to reduce the risk of future recurrence and errors in accounting determinations. The validation of the efficacy of these remedial steps will result in us incurring near term expenses, and to the extent these steps are not successful, we could be forced to incur significant additional time and expense. The incurrence of significant additional expense, or the requirement that management devote significant time that could reduce the time available to execute on our business strategies, could have a material adverse effect on our business, results of operations and financial condition. These expenses, the delay in timely filing our periodic reports, and the diversion of the attention of the management team that has occurred, and is expected to continue, has adversely affected, and could continue to adversely affect, our business and financial condition. As a result, we are exposed to greater risks associated with litigation, regulatory proceedings and government enforcement actions. Any future investigations or additional lawsuits may adversely affect our business, financial condition, results of operations and cash flows.

We have not been in compliance with Nasdaq’s requirements for continued listing and as a result our common stock has been suspended from trading on Nasdaq, and in the future it may be delisted from trading on the Nasdaq, which has had and will continue to have a material effect on us and our stockholders.

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

Risks Directly Related to the COVID-19 Pandemic

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

We had a net loss of $41.3 million, $34.7 million and $23.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. Additionally, we have incurred significant losses in prior years. We have an accumulated deficit of $128.7 million as of December 31, 2022. We expect that we will continue to incur substantial product cost, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the ongoing development of our business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to acquisitions and the integration of new technologies and other acquisitions that may occur in the future. We may not be able to adequately manage costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve profitability in future periods will depend on our ability to generate and sustain higher revenue while maintaining reasonable costs and expense levels. If we fail to generate sufficient revenue to achieve profitability in future periods, we may continue to incur operating losses, which could be substantial, and our stock price could decline.

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

Sales to CSPs are especially volatile, and weakness in sales orders from this industry could harm our business, operations, financial condition and liquidity.

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

As a result of a variety of factors discussed in this Annual Report on Form 10-K/A, our revenues for a particular quarter are difficult to predict. Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. The primary factors that could affect our results of operations include the following: (i) commercial acceptance of our products and services; (ii) fluctuations in demand for network access products; (iii) fluctuation in gross margin; (iv) our ability to attract and retain qualified and key personnel; (v) the timing and size of orders from customers; (vi) the ability of our customers to finance their purchase of our products as well as their own operations; (vii) new product introductions, enhancements or announcements by our competitors; (viii) our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner; (ix) changes in our pricing policies or the pricing policies of our competitors; (x) the loss of or failure to renew on commercially reasonable terms any third-party licenses necessary for or relating to our products; (xi) the ability of our company and our contract manufacturers to attain and maintain production volumes and quality levels for our products; (xii) our ability to obtain sufficient supplies of sole or limited source components; (xiii) increases in the prices of the components we purchase, or quality problems associated with these components; (xiv) unanticipated changes in regulatory requirements which may require us to redesign portions of our products; (xv) changes in accounting rules; (xvi) integrating and operating any acquired businesses; (xvii) our ability to achieve targeted cost reductions; (xviii) how well we execute on our strategy and operating plans; (xix) general economic conditions as well as those specific to the communications, internet and related industries; and (xx) the economic uncertainty created by the ongoing COVID-19 pandemic, including its potentially adverse impact on all the foregoing factors.

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

From time to time, we are subject to litigation regarding intellectual property rights or other claims and have indemnification clauses in most of our customer contracts that may require us to indemnify customers. We have also been named as a defendant in multiple securities class action lawsuit, litigation with Plume and are subject to an investigation by the government. For more information on currently pending litigation, please see "Part I, Item 3. Legal Proceedings." We are generally obligated, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these lawsuits. Defending against litigation or government investigation may require significant attention and resources of management. Regardless of the outcome, such litigation or investigation could result in significant legal expenses. At this time, it is not possible to predict the outcome of the ongoing lawsuits, including whether or not any proceedings will continue, and when or how these matters will be resolved. Regardless of whether we are ultimately successful in these lawsuits, we will likely continue to incur substantial legal fees in connection with these matters.

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

In addition to the matters discussed above and in Note 14 to Consolidated Financial Statements, from time to time, the Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company records an accrual for legal contingencies that it has determined to be probable to the extent that the amount of the loss can be reasonably estimated. The Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations and cash flows of the reporting period in which the ruling occurs, or future periods.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Until August 8, 2024, our common stock was listed on the Nasdaq Capital Market under the symbol “DZSI”. Since August 8, 2024, the Company's common stock has traded on the OTC market under the symbol "DZSI".

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

RESTATEMENT

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported consolidated financial statements for the twelve months ended December 31, 2022. For additional information and a detailed discussion of the restatement, see Note 1 (f) Restatement in the Notes to Unaudited Condensed Consolidated Financial Statements.

FINANCIAL PERFORMANCE

Consolidated Results of Operations

The table below presents the historical consolidated statement of comprehensive loss as a percentage of revenues and year-over-year changes (in thousands except percent change).

	Years ended December 31,						Increase (Decrease)
	2022 (As Restated)	% of net revenue (As Restated)	2021	% of net revenue	2020	% of net revenue	from 2021 to 2022 (As Restated)	from 2020 to 2021

Net revenue	$357,528	100%	$350,206	100%	$300,640	100%	2.1%	16.5%
Cost of revenue	244,046	68%	229,938	66%	203,761	68%	6.1%	12.8%
Gross profit	113,482	32%	120,268	34%	96,879	32%	(5.6)%	24.1%
Operating expenses:
Research and product development	56,124	16%	47,052	13%	37,957	12%	19.3%	24.0%
Selling, marketing, general and administrative	85,371	24%	90,241	26%	63,543	21%	(5.4)%	42.0%
Restructuring and other charges	4,617	1%	12,310	4%	—	—	(62.5)%	100.0%
Impairment of long-lived assets	827	1%	1,735	1%	6,472	2%	(52.3)%	(73.2)%
Amortization of intangible assets	3,570	1%	1,182	—	1,432	1%	202.0%	(17.5)%
Total operating expenses	150,509	43%	152,520	44%	109,404	36%	(1.3)%	39.4%
Operating loss	(37,027)	(10)%	(32,252)	(10)%	(12,525)	(4)%	14.8%	157.5%
Interest expense, net	(1,442)	—	(238)	—	(1,958)	(1)%	505.9%	(87.8)%
Loss on extinguishment of debt	—	—	—	—	(1,369)	(1)%	—	(100.0)%
Other income (expense), net	(1,837)	(1)%	1,020	1%	(3,729)	(1)%	(280.1)%	(127.4)%
Loss before income taxes	(40,306)	(11)%	(31,470)	(9)%	(19,581)	(7)%	28.1%	60.7%
Income tax provision	964	—	3,213	1%	3,501	1%	(70.0)%	(8.2)%
Net loss	$(41,270)	(11)%	$(34,683)	(10)%	$(23,082)	(8)%	19.0%	50.3%

Net Revenue

The following table presents our revenues by source (in millions except percent change):

	Years ended December 31,			Increase (Decrease)
	2022 (As Restated)	2021	2020	from 2021 to 2022 (As Restated)	from 2020 to 2021
Products	$318.2	$330.1	$281.0	(3.6)%	17.5%
Services and software	39.3	20.1	19.6	95.5%	2.6%
Total	$357.5	$350.2	$300.6	2.1%	16.5%

Our product revenue represents revenue from sales of access networking infrastructure products including Access Edge, Optical Edge, and Subscriber Edge network solutions. Our services and software revenue represents revenue from maintenance and other professional services associated with product shipments and our Cloud Software solutions including DZS Xtreme, Expresse and CloudCheck software.

Our revenues increased 2.1% or $7.3 million to $357.5 million for 2022 compared to $350.2 million for 2021. The decrease in product revenue during the period was primarily attributable to lower spending levels from our major customers in Asia and negative impact of foreign exchange fluctuations, particularly related to revenue recorded in our South Korean and Japanese entities. The increase in service and software revenue was primarily due to revenue related to the ASSIA Acquisition.

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

Information about our revenues by geography is summarized below (in millions):

	Years ended December 31,			Increase (Decrease)
	2022 (As Restated)	2021	2020	from 2021 to 2022 (As Restated)	from 2020 to 2021
Americas	$107.4	$101.5	$61.9	5.8%	64.0%
Europe, Middle East, Africa	76.4	70.0	64.6	9.1%	8.4%
Asia	173.7	178.7	174.1	(2.8)%	2.6%
Total	$357.5	$350.2	$300.6	2.1%	16.5%

Our geographic diversification reflects the combination of market demand, a strategic focus on capturing market share through new customer wins and new product introductions. As we have strategically expanded our revenue mix in North America over the past year, we continue to leverage our strength in the Asia market, particularly with Tier 1 customers in South Korea and Japan.

The increase in net revenue in both 2022 and 2021 was primarily attributable to increased revenue in Americas and Europe driven by increased spending levels from our major customers and new customers capture. Additionally, the ASSIA Acquisition contributed $16.9 million to our revenue growth in 2022.

We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers across the regions.

Cost of Revenue and Gross Profit

Total cost of revenue increased 6.1% to $244.0 million for 2022, compared to $229.9 million for 2021. Total cost of revenue was 68.3% of net revenue for 2022, compared to 65.7% of net revenue for 2021, which resulted in a decrease in gross profit percentage to 31.7% for 2022 from 34.3% for 2021. The increase in total cost of revenue was primarily due to the fees paid to expedite certain product components. The gross profit percentage decrease was primarily due to the change in number and mix of products sold, including the geographic mix of those sales, negative exchange rate impacts on revenues and such expedite fees, which was partially offset by the software sales related to the ASSIA Acquisition.

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

Selling, marketing, general and administrative expenses decreased by 5.4% to $85.4 million for 2022 compared to $90.2 million for 2021. The decrease was primarily due to $14.2 million of provision for credit losses recorded in the first quarter of 2021 for one customer in India. Refer to Note 1, in the Notes to Consolidated Financial Statements, for further information on the provision for credit losses. The above impact was partially offset by higher stock-based compensation and strategic hiring decisions across sales and administration with the intent to accelerate growth and capture market share, along with the impact of the ASSIA Acquisition.

Selling, marketing, general and administrative expenses increased by 42.0% to $90.2 million for 2021 compared to $63.5 million for 2020. The increase in selling, marketing, general and administrative expenses was primarily due to the increase in allowance for doubtful accounts for one customer in India of $14.2 million in the first quarter of 2021. Refer to Note 1, in the Notes to Consolidated Financial Statements, for further information on the provision for credit losses. The increase was also partially due to strategic hiring decisions across sales and administration with the intent to accelerate growth and capture market share, along with the impact of the Optelian and Rift acquisitions.

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

Income Tax Provision: We recorded an income tax provision of $1.0 million for 2022 as compared to $3.2 million and $3.5 million provision incurred in 2021 and 2020, respectively. Despite consolidated net losses, we incurred income tax provision due to taxable income generated in certain international jurisdictions.

Information about our effective tax rate is summarized below (in thousands except tax rate):

	Years ended December 31,
	2022 (As Restated)	2021	2020
Loss before income taxes	$(40,306)	$(31,470)	$(19,581)
Total tax provision	964	3,213	3,501
Effective tax rate	-2.4%	-10.2%	-17.9%

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

Set forth below is a reconciliation of net loss to Adjusted EBITDA, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA (in thousands):

	Years ended December 31,
	2022 (As Restated)	2021	2020
Net loss	$(41,270)	$(34,683)	$(23,082)
Add (deduct):
Interest expense, net	1,442	238	1,958
Other expense (income)*	1,837	(132)	3,729
Income tax provision	964	3,213	3,501
Depreciation and amortization	7,125	4,551	5,143
Stock-based compensation	15,802	8,990	4,613
Loss on debt extinguishment	—	—	1,369
Headquarters and facilities relocation	827	1,114	61
Restructuring and other charges	4,617	12,310	—
Acquisition costs	1,150	675	—
Executive transition	927	372	2,047
Litigation	36	—	—
Intangibles Impairment	—	—	6,472
Provision for credit losses, net of recoveries**	(1,153)	13,957	3,119
Adjusted EBITDA	$(7,696)	$10,605	$8,930

* For the year ended December 31, 2021, previously reported Adjusted EBITDA excluded a component of Other Income related to the lease termination in Alameda. The related amount is included in the Headquarters and facilities relocation line on the net loss to Adjusted EBITDA reconciliation table and is not included in Other expense (income) here.

** Refer to Note 1, in the Notes to Consolidated Financial Statements, for further details on the provision for credit losses.

LIQUIDITY AND CAPITAL RESOURCES

Our operations have historically and continue to be financed through a combination of our existing cash and cash equivalents, cash generated in the business, borrowings, and equity sales.

The following table summarizes the information regarding our cash and cash equivalents and working capital (in thousands):

	December 31, 2022	December 31, 2021
Unrestricted cash and cash equivalents	$34,347	$46,666
Working capital (As Restated)	$89,658	$124,498

As of December 31, 2022, we had $89.7 million of working capital and $34.3 million in unrestricted cash and cash equivalents, which included $11.3 million in cash balances held by our international subsidiaries.

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

We continue to focus on cost management, operating efficiency and efficient discretionary spending to support our funding requirements. In addition, if necessary, we may issue debt or equity securities, rationalize the number of products we sell, adjust our manufacturing footprint, and reduce our operations in low margin regions, including reductions in headcount. Based on our current plans and current business conditions, we believe that these measures along with our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months from the date of this Annual Report on Form 10-K/A.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Years ended December 31,
	2022 (As Restated)	2021	2020
Consolidated Statements of Cash Flows Data
Net cash provided by (used in) operating activities	$(50,587)	$(14,326)	$5,064
Net cash used in investing activities	(28,014)	(9,483)	(2,270)
Net cash provided by financing activities	64,768	23,778	17,624
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,342)	(917)	534
Net change in cash, cash equivalents and restricted cash	$(15,175)	$(948)	$20,952
Cash, cash equivalents and restricted cash at beginning of period	$53,639	$54,587	$33,635
Cash, cash equivalents and restricted cash at end of period	$38,464	$53,639	$54,587

Operating Activities

Net cash used in operating activities during 2022 was $50.6 million compared with $14.3 million net cash used in operating activities during 2021. The increase in cash used in operating activities was primarily due to an increase in accounts receivable as shipments were heavily weighted toward the last month of the fourth quarter of 2022 due to component availability, and an increase in inventory purchases in anticipation of increased shipments in 2023 and as a mitigation against long lead times.

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

As of December 31, 2022, the Company's debt obligation was $24.1 million, net of unamortized issuance costs of $0.3 million and of which $1.3 million is scheduled for payment in 2023. Due to the potential impact of the COVID-19 pandemic, supply chain disruptions and foreign exchange fluctuations, there is a risk of non-compliance with certain financial covenants in the next 12 months and, accordingly, we have classified the entire amount as a current liability. As of December 31, 2022, the Company had $4.0 million outstanding borrowings and $0.1 million in letters of credit issued under the $30.0 million Revolving Credit Facility, and $25.9 million was available to the Company for additional borrowing. Refer to Note 8 Debt, in the Notes to Consolidated Financial Statements, for more detail about our current and past debt obligations.

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

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of December 31, 2022, no customers represented more than 10% of net accounts receivable. Refer to Note 1 Organization and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, for further detail. Our receivables from customers in countries other than the U.S. represented 85% of accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt obligations.

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

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our accompanying consolidated financial statements that have been prepared in accordance with GAAP. We base our estimates on historical experience, current trends and on various other assumptions that we believe are relevant at the time our consolidated financial statements are prepared. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made and actual amounts may differ from the estimates used in the preparation of our consolidated financial statements. Changes to these estimates could have a material effect on our results of operations and financial condition.

We believe the following accounting estimates are the most critical in understanding and evaluating our consolidated financial statements as they require the most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Refer to Note 1 Accounting Policies, in the Notes to Consolidated Financial Statements, for further information on our critical accounting estimates and policies, which are as follows:

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

Income Tax – the determination of deferred tax assets and liabilities based on differences between the financial reporting and the income tax bases of assets and liabilities. Changes to the geographic mix of income before taxes or estimated level of annual pre-tax income by jurisdiction can affect our overall effective income tax rate. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our consolidated balance sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the year ended December 31, 2022 was a net translation loss of $4.5 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss. If USD had appreciated or depreciated by 10% relative to KRW, JPY, EUR, and GBP, our net assets as of December 31, 2022 would have decreased or increased by approximately $3.0 million, respectively.

We have certain assets and liabilities, primarily inter-company loans, that are denominated in currencies other than the relevant entity’s functional currency. Our intercompany loans are primarily denominated in USD and EUR. Changes in the functional currency value of these balances create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other income (expense), net” in our consolidated statement of comprehensive loss. During the year ended December 31, 2022, we recognized approximately $1.2 million of expense related to the intercompany loans denominated in foreign currencies. If USD had appreciated or depreciated by 10% relative to EUR, our net income for 2022 would have decreased or increased by approximately $2.0 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DZS INC. AND SUBSIDIARIES

No financial statement schedules are required because all the relevant data is included elsewhere in these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of DZS Inc.

Shareholders and Board of Directors

DZS Inc.

Plano, Texas

Opinion on the consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DZS Inc. (the “Company”) as of December 31, 2022 the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 13, 2024 expressed an adverse opinion thereon.

Restatement to Correct Previously Issued 2022 Financial Statements

As discussed in Note 1 to the financial statements, the 2022 financial statements have been restated to correct misstatements.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As described in Note 1 to the consolidated financial statements, the Company’s consolidated net revenue balance was $357.5 million for the year ended December 31, 2022. The Company recognizes revenue from contracts with customers when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled in exchange for those goods or services.

We identified the timing of revenue recognition related to certain product arrangements as a critical audit matter. The principal consideration for our determination is the significant degree of auditor judgement and substantial audit effort necessary to evaluate the appropriateness of the timing of revenue recognition for certain transactions, which was further impacted by the associated material weakness with respect to revenue recognition. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•
Testing the appropriateness of the timing of revenues recognized for a sample of product arrangements by evaluating the terms within the underlying contracts and shipping documentation.
•
Examining the Company’s assessment of the appropriateness of the timing of revenue recognition for certain transactions.

Business Combination

As described in Note 2 to the consolidated financial statements, during the year ended December 31, 2022, the Company completed the acquisition of Adaptive Spectrum and Signal Alignment, Incorporated (“ASSIA”), for an initial purchase price of $25.0 million, including a $2.5 million holdback that will be released in 13 months following the transaction close date. In October 2022, the Company agreed to pay an additional $1.35 million of purchase consideration to settle certain unresolved matters related to the acquisition. The acquisition was recorded as a business combination with valuation of the assets acquired and liabilities assumed recorded at their acquisition date fair value.

We identified the determination of fair value of the customer relationships, customer backlog and developed technology as a critical audit matter. The principal considerations for our determination is the significant judgement used to evaluate certain assumptions used to determine the fair values, such as the discount rates as well as the future expected cash flows. Auditing these estimates and assumptions involved especially challenging, subjective, and complex auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Assessing the reasonableness of the future expected cash flows against both the actual and historical operating performance of ASSIA.
•
Utilizing personnel with specialized knowledge and skills in valuation to assist in evaluating the reasonableness of the discount rates by developing an independent expectation of the discount rates using external market data.

Deferred Tax Assets Valuation Allowance

As described in Note 11 to the consolidated financial statements, the Company’s consolidated gross deferred tax assets balance was $57.3 million before a valuation allowance of $53.4 million as of December 31, 2022. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

We identified the deferred tax assets valuation allowance as a critical audit matter. The principal consideration for our determination is the significant judgement involved in assessing the realizability of the deferred tax assets. Auditing these elements involved especially subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the company’s assessment of the realizability of deferred tax assets, including management’s assessment that it is more likely than not that sufficient taxable income will be generated in the future to utilize the net deferred tax assets.
•
Evaluating the assessment of the reversals of the existing temporary differences and the proper application of the tax laws.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2024.

Dallas, Texas

August 13, 2024

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor from 2021 to 2024.

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

Dallas, Texas

March 11, 2021

DZS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value)

	As of December 31,
	2022 (As Restated)	2021
Assets
Current assets:
Cash and cash equivalents	$34,347	$46,666
Restricted cash	3,969	6,808
Accounts receivable – trade, net of allowance for credit losses of $16,184 as of December 31, 2022 and $17,735 as of December 31, 2021	134,471	86,114
Other receivables	16,144	10,621
Inventories	94,288	56,893
Contract assets	576	2,184
Prepaid expenses and other current assets	7,410	5,690
Total current assets	291,205	214,976
Property, plant and equipment, net	9,478	9,842
Right-of-use assets from operating leases	12,606	12,640
Goodwill	12,594	6,145
Intangible assets, net	31,742	5,115
Other assets	15,536	8,950
Total assets	$373,161	$257,668
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable – trade	$118,667	$64,258
Short-term debt – bank, trade facilities and secured borrowings	9,706	—
Current portion of long-term debt	24,073	—
Contract liabilities	18,705	6,091
Operating lease liabilities	4,834	4,097
Accrued and other liabilities	25,562	16,032
Total current liabilities	201,547	90,478
Contract liabilities – non-current	7,788	3,044
Operating lease liabilities – non-current	11,417	12,103
Pension liabilities	11,021	16,527
Other long-term liabilities	2,806	3,609
Total liabilities	234,579	125,761
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, 36,000 shares authorized, 30,968 and 27,505 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively, at $0.001 par value	30	27
Preferred stock, $0.001 par value, 25,000 shares authorized and no shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	271,884	223,336
Accumulated other comprehensive loss	(4,662)	(4,457)
Accumulated deficit	(128,670)	(86,999)
Total stockholders’ equity	138,582	131,907
Total liabilities and stockholders’ equity	$373,161	$257,668

See accompanying notes to consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands, except per share data)

	Years ended December 31,
	2022 (As Restated)	2021	2020
Net revenue	$357,528	$350,206	$300,640
Cost of revenue	244,046	229,938	203,761
Gross profit	113,482	120,268	96,879
Operating expenses:
Research and product development	56,124	47,052	37,957
Selling, marketing, general and administrative	85,371	90,241	63,543
Restructuring and other charges	4,617	12,310	—
Impairment of long-lived assets	827	1,735	6,472
Amortization of intangible assets	3,570	1,182	1,432
Total operating expenses	150,509	152,520	109,404
Operating loss	(37,027)	(32,252)	(12,525)
Interest expense, net	(1,442)	(238)	(1,958)
Loss on extinguishment of debt	—	—	(1,369)
Other income (expense), net	(1,837)	1,020	(3,729)
Loss before income taxes	(40,306)	(31,470)	(19,581)
Income tax provision	964	3,213	3,501
Net loss	(41,270)	(34,683)	(23,082)

Foreign currency translation adjustments (a)	(4,483)	(4,046)	2,796
Actuarial gain (loss)	4,278	1,713	(981)
Comprehensive loss	$(41,475)	$(37,016)	$(21,267)
Net loss per share
Basic	$(1.47)	$(1.30)	$(1.07)
Diluted	$(1.47)	$(1.30)	$(1.07)
Weighted average shares outstanding
Basic	28,085	26,692	21,588
Diluted	28,085	26,692	21,588

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

DZS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance as of December 31, 2019	21,419	$21	$139,700	$(3,939)	$(29,234)	$106,548
Exercise of stock awards and employee stock plan purchases, net of shares withheld for taxes	539	1	3,684	—	—	3,685
Stock-based compensation	—	—	4,613	—	—	4,613
Net loss	—	—	—	—	(23,082)	(23,082)
Other comprehensive loss	—	—	—	1,815	—	1,815
Balance as of December 31, 2020	21,958	$22	$147,997	$(2,124)	$(52,316)	$93,579
Issuance of common stock in public offering, net of issuance costs	4,600	5	59,520	—	—	59,525
Exercise of stock awards and employee stock plan purchases, net of shares withheld for taxes	947	—	6,829	—	—	6,829
Stock-based compensation	—	—	8,990	—	—	8,990
Net loss	—	—	—	—	(34,683)	(34,683)
Other comprehensive loss	—	—	—	(2,333)	—	(2,333)
Balance as of December 31, 2021	27,505	$27	$223,336	$(4,457)	$(86,999)	$131,907
Cumulative effect of ASC 326 adoption	—	—	—	—	(401)	(401)
Issuance of common stock in public offering, net of issuance costs	2,884	3	30,771	—	—	30,774
Exercise of stock awards and employee stock plan purchases, net of shares withheld for taxes	579	—	1,975	—	—	1,975
Stock-based compensation	—	—	15,802	—	—	15,802
Net loss (As Restated)	—	—	—	—	(41,270)	(41,270)
Subsidiary dissolution	—	—	—	(68)	—	(68)
Other comprehensive loss (As Restated)	—	—	—	(137)	—	(137)
Balance as of December 31, 2022 (As Restated)	30,968	$30	$271,884	$(4,662)	$(128,670)	$138,582

See accompanying notes to consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2022 (As Restated)	2021	2020
Cash flows from operating activities:
Net loss	$(41,270)	$(34,683)	$(23,082)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,429	4,551	5,143
Impairment of long-lived assets and non-cash restructuring	827	4,425	6,472
Gain on Lease termination	—	(908)	—
Loss on extinguishment of debt	—	—	1,343
Amortization of deferred financing costs	173	12	149
Stock-based compensation	15,802	8,990	4,613
Provision for inventory write-down	4,946	4,064	5,531
Provision for credit losses, net of recoveries	(229)	14,491	3,833
Provision for sales returns	2,556	1,132	1,303
Provision for warranty expense	656	798	1,072
Unrealized loss on foreign currency transactions	448	335	2,875
Subsidiary dissolution	(68)	—	—
Loss (gain) of disposal of property, plant and equipment	(135)	(468)	18
Deferred taxes	—	1,329	316
Changes in operating assets and liabilities excluding effects of acquisition:
Accounts receivable	(49,266)	(6,624)	(18,782)
Other receivable	(9,520)	(4,780)	822
Inventories	(43,994)	(23,241)	(6,916)
Contract assets	1,488	3,915	11,341
Prepaid expenses and other assets	(5,402)	(2,965)	703
Accounts payable	59,139	19,092	11,136
Contract liabilities	5,241	2,215	13
Accrued and other liabilities	(408)	(6,006)	(2,839)
Net cash provided by (used in) operating activities	(50,587)	(14,326)	5,064
Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment and other assets	165	561	—
Purchases of property, plant and equipment	(4,532)	(5,585)	(2,270)
Acquisition of business, net of cash acquired	(23,647)	(4,459)	—
Net cash used in investing activities	(28,014)	(9,483)	(2,270)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offerings, net of issuance costs	30,774	59,525	—
Proceeds from long-term borrowings	25,000	—	—
Repayments of long-term borrowings	(625)	—	(13,125)
Proceeds from short-term borrowings and line of credit, net	4,000	—	13,774
Repayments of short-term borrowings and line of credit, net	—	(13,278)	(16,696)
Proceeds from related party term loan	5,041	—	18,341
Repayments of related party term loan	—	(29,298)	—
Payments for debt issue costs	(839)	—	—
Payments of contingent consideration	(558)	—	—
Proceeds from factored accounts receivable	—	—	11,645
Proceeds from exercise of stock awards and employee stock plan purchases	1,975	6,829	3,685
Net cash provided by financing activities	64,768	23,778	17,624
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,342)	(917)	534
Net change in cash, cash equivalents and restricted cash	(15,175)	(948)	20,952
Cash, cash equivalents and restricted cash at beginning of period	53,639	54,587	33,635
Cash, cash equivalents and restricted cash at end of period	$38,464	$53,639	$54,587

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$34,347	$46,666	$45,219
Restricted cash	3,969	6,808	9,200
Long-term restricted cash	148	165	168
	$38,464	$53,639	$54,587

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest – bank and trade facilities	$1,177	$83	$788
Interest – related party	$65	$108	$981
Income taxes	$1,017	$3,029	$2,645
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

(b) Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

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

The Company had a net loss of $41.3 million, $34.7 million, and $23.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, the Company had an accumulated deficit of $128.7 million and working capital of $89.7 million. As of December 31, 2022, the Company had $38.5 million in cash and cash equivalents, which included $13.6 million in cash balances held by its international subsidiaries.

Based on the Company's current plans and current business conditions, the Company believes that its existing cash, cash equivalents and available credit facility will be sufficient to satisfy its anticipated cash requirements for at least the next 12 months from the date of this Annual Report on Form 10-K/A.

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

As of December 31, 2022, the Company's debt obligation was $24.1 million, net of unamortized issuance costs of $0.3 million and of which $1.3 million is scheduled for payment in 2023. Due to the potential impact of the COVID-19 pandemic, supply chain disruptions and foreign exchange fluctuations, there is a risk of non-compliance with certain financial covenants in the next 12 months and, accordingly, we have classified the entire amount as a current liability.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, accounts receivable and contract assets. Cash and cash equivalents consist principally of financial deposits and money market accounts that are principally held with various domestic and international financial institutions with high credit standing. As of December 31, 2022, the Company had cash accounts in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits.

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

For the year ended December 31, 2022, no customers represented more than 10% of net revenue. For the year ended December 31, 2021, two customers represented 19% and 12% of net revenue, respectively. For the year ended December 31, 2020, two customers represented 14% and 13% of net revenue, respectively.

As of December 31, 2022, no customer represented more than 10% of net accounts receivable. As of December 31, 2021, two customers represented 26% and 10% of net accounts receivable, respectively.

As of December 31, 2022, and December 31, 2021, net accounts receivable from customers in countries other than the United States represented 85% and 79%, respectively.

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

During the course of the Review, and during the Company's subsequent assessment of its accounting practices, accounting and financial reporting errors were identified. Specifically, errors in timing of revenue recognition relating to incorrect shipping dates, incorrect or unapproved shipping terms, incorrect timing of the transfer of control, and incorrect evaluation of the existence of contracts. As a result, revenue, accounts receivable, contract assets and liabilities, inventory and cost of sales, goodwill, and the tax provision contained errors which resulted in corrections in accounting under U.S. GAAP related to the timing of revenue recognition under certain customer projects. Accordingly, the Company is restating its consolidated financial statements for the year ended December 31, 2022 and for each of the quarterly interim periods within 2022, to correct these errors which are described below.

The amounts in the "As Previously Reported" columns are amounts derived from the Company's previously filed financial statements in its Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 10, 2023. The amounts in the "Adjustments" columns present the impact of the accounting error corrections relating to the timing of revenue recognition with respect to certain customer projects along with a balance sheet presentation correction relating to certain transactions with contract manufacturers. The amounts in the "As Restated" columns are the updated amounts including the impacts from the adjustments. The description of the corrections is referenced by (a) through (d) in the tables below. The amounts in the "As Restated" columns are the updated amounts including the impacts from the adjustments.

The following table presents the effect of the restatement on the Company's previously reported consolidated balance sheet as of December 31, 2022 (in thousands, except par value).

	December 31, 2022
	As Previously Reported	Adjustments		As Restated
Assets
Current assets:
Cash and cash equivalents	$34,347	$—		$34,347
Restricted cash	3,969	—		3,969
Accounts receivable – trade, net	153,780	(19,309)	(a)(d)	134,471
Other receivables	16,144	—		16,144
Inventories	78,513	15,775	(a)(d)	94,288
Contract assets	576	—		576
Prepaid expenses and other current assets	8,371	(961)	(b)	7,410
Total current assets	295,700	(4,495)		291,205
Property, plant and equipment, net	9,478	—		9,478
Right-of-use assets from operating leases	12,606	—		12,606
Goodwill	19,952	(7,358)	(c)	12,594
Intangible assets, net	31,742	—		31,742
Other assets	15,536	—		15,536
Total assets	$385,014	$(11,853)		$373,161
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable – trade	$121,225	$(2,558)	(d)	$118,667
Short-term debt – bank, trade facilities and secured borrowings	9,706	—		9,706
Current portion of long-term debt	24,073	—		24,073
Contract liabilities	21,777	(3,072)	(a)(c)	18,705
Operating lease liabilities	4,834	—		4,834
Accrued and other liabilities	27,559	(1,997)	(b)	25,562
Total current liabilities	209,174	(7,627)		201,547
Contract liabilities – non-current	7,864	(76)	(a)	7,788
Operating lease liabilities – non-current	11,417	—		11,417
Pension liabilities	11,021	—		11,021
Other long-term liabilities	2,806	—		2,806
Total liabilities	242,282	(7,703)		234,579
Stockholders’ equity:
Common stock	30	—		30
Additional paid-in capital	271,884	—		271,884
Accumulated other comprehensive loss	(4,351)	(311)	(a)	(4,662)
Accumulated deficit	(124,831)	(3,839)	(a)(b)	(128,670)
Total stockholders’ equity	142,732	(4,150)		138,582
Total liabilities and stockholders’ equity	$385,014	$(11,853)		$373,161

The impact of each error for the corresponding period in the above table is described below:

(a) Error corrections relating to the timing of revenue recognition with respect to certain customer projects.

(b) Tax impact ofthe error corrections relating to the timing of revenue recognition with respect to certain customer projects.

(c) Error corrections relating to the timing of revenue recognition with respect to ASSIA pre-acquisition customer projects.

(d) Error corrections relating to the classification of certain transactions on the Company's previously reported consolidated balance sheet.

The following table presents the effect of the restatement on the Company's previously reported consolidated statement of comprehensive loss for the year ended December 31, 2022 (in thousands, except per share data).

	Year ended December 31, 2022
	As Previously Reported	Adjustments		As Restated
Net revenue	$375,691	$(18,163)	(a)	$357,528
Cost of revenue	257,335	(13,289)	(a)	244,046
Gross profit	118,356	(4,874)		113,482
Operating expenses:
Research and product development	56,124	—		56,124
Selling, marketing, general and administrative	85,371	—		85,371
Restructuring and other charges	4,617	—		4,617
Impairment of long-lived assets	827	—		827
Amortization of intangible assets	3,570	—		3,570
Total operating expenses	150,509	—		150,509
Operating loss	(32,153)	(4,874)		(37,027)
Interest expense, net	(1,442)	—		(1,442)
Other expense, net	(1,837)	—		(1,837)
Loss before income taxes	(35,432)	(4,874)		(40,306)
Income tax provision	1,999	(1,035)	(b)	964
Net loss	(37,431)	(3,839)		(41,270)

Foreign currency translation adjustments	(4,172)	(311)	(a)	(4,483)
Actuarial loss	4,278	—		4,278
Comprehensive loss	$(37,325)	$(4,150)		$(41,475)
Net loss per share
Basic	$(1.33)	$(0.14)		$(1.47)
Diluted	$(1.33)	$(0.14)		$(1.47)
Weighted average shares outstanding
Basic	28,085			28,085
Diluted	28,085			28,085

The impact of each error for the corresponding period in the above table is described below:

(a) Error corrections relating to the timing of revenue recognition with respect to certain customer projects.

(b) Tax impact on the error corrections relating to the timing of revenue recognition with respect to certain customer projects.

The following table presents the effect of the restatement on the Company's previously reported consolidated statement of cash flows for the year ended December 31, 2022 (in thousands).

	Year ended December 31, 2022
	As Previously Reported	Adjustments		As Restated
Cash flows from operating activities:
Net loss	$(37,431)	$(3,839)	(a)(b)	$(41,270)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,429	—		8,429
Impairment of long-lived assets and non-cash restructuring	827	—		827
Amortization of deferred financing costs	173	—		173
Stock-based compensation	15,802	—		15,802
Provision for inventory write-down	4,946	—		4,946
Provision for credit losses, net of recoveries	(229)	—		(229)
Provision for sales returns	2,556	—		2,556
Provision for warranty expense	656	—		656
Unrealized loss (gain) on foreign currency transactions	448	—		448
Subsidiary dissolution	(68)	—		(68)
Loss (gain) of disposal of property, plant and equipment	(135)	—		(135)
Deferred taxes	—	—		—
Changes in operating assets and liabilities excluding effects of acquisition:
Accounts receivable	(68,575)	19,309	(a)(d)	(49,266)
Other receivable	(9,520)	—		(9,520)
Inventories	(28,219)	(15,775)	(a)(d)	(43,994)
Contract assets	1,488	—		1,488
Prepaid expenses and other assets	(6,363)	961	(b)	(5,402)
Accounts payable	61,697	(2,558)	(d)	59,139
Contract liabilities	1,031	4,210	(a)	5,241
Accrued and other liabilities	1,589	(1,997)	(b)	(408)
Net cash provided by (used in) operating activities	(50,898)	311		(50,587)
Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment and other assets	165	—		165
Purchases of property, plant and equipment	(4,532)	—		(4,532)
Acquisition of business, net of cash acquired	(23,647)	—		(23,647)
Net cash used in investing activities	(28,014)	—		(28,014)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offerings, net of issuance costs	30,774	—		30,774
Proceeds from long-term borrowings	25,000	—		25,000
Repayments of long-term borrowings	(625)	—		(625)
Proceeds from short-term borrowings and line of credit, net	4,000	—		4,000
Proceeds from related party term loan	5,041	—		5,041
Payments for debt issue costs	(839)	—		(839)
Payments of contingent consideration	(558)	—		(558)
Proceeds from exercise of stock awards and employee stock plan purchases	1,975	—		1,975
Net cash provided by financing activities	64,768	—		64,768
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,031)	(311)	(a)	(1,342)
Net change in cash, cash equivalents and restricted cash	(15,175)	—		(15,175)
Cash, cash equivalents and restricted cash at beginning of period	53,639	—		53,639
Cash, cash equivalents and restricted cash at end of period	$38,464	$—		$38,464

The impact of each error for the corresponding period in the above table is described below:

(a) Error corrections relating to the timing of revenue recognition with respect to certain customer projects.

(b) Tax impact of the error corrections relating to the timing of revenue recognition with respect to certain customer projects.

(d) Error corrections relating to the classification of certain transactions on the Company's previously reported consolidated balance sheet.

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

The Company records contract assets when it satisfies a performance obligation but does not have an unconditional right to consideration and records accounts receivable when it satisfies a performance obligation and has an unconditional right to consideration. The Company records contract liabilities when cash payments (or unconditional rights to receive cash) are received in advance of fulfilling its performance obligations. The Company records deferred cost of revenue when the costs incurred are directly attributable to the production of goods shipped but not yet recognized as revenue due to performance obligations not being fulfilled, ensuring these costs are matched with future revenue when recognized.

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

Disaggregation of Revenue

The following table presents the revenues by source (in thousands):

	Years ended December 31,
	2022 (As Restated)	2021	2020
Products	$318,218	$330,093	$280,988
Services and software	39,310	20,113	19,652
Total	$357,528	$350,206	$300,640

The following table present revenues by geographical region (in thousands):

	Years ended December 31,
	2022 (As Restated)	2021	2020
Americas	$107,392	$101,473	$61,900
Europe, Middle East, Africa	76,404	70,046	64,580
Asia	173,732	178,687	174,160
Total	$357,528	$350,206	$300,640

Sales Tax and Indirect Taxes

The Company is subject to certain indirect taxes in certain jurisdictions including but not limited to sales tax, value added tax, excise tax and other taxes we collect concurrent with revenue-producing activities that are excluded from the transaction price, and therefore, excluded from revenue.

(h) Allowances for Credit Losses and Sales Returns

The Company records an allowance for credit losses for estimated losses resulting from the inability of customers to make payments for amounts owed to the Company. The allowance for credit losses is recorded as an expense under selling, marketing, general and administrative expenses. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowance for credit losses is based upon the expected collectability of accounts receivable using historical loss rates adjusted for customer-specific factors and current economic conditions. The Company determines historical loss rates on a rational and systematic basis. The Company performs periodic assessments of its customers’ liquidity and financial condition through analysis of information obtained from credit rating agencies, financial statement review and historical and current collection trends. Though the allowance for doubtful accounts at each balance sheet date represents the Company’s best estimate at that point in time, an increase or decrease to the allowance for credit losses may be required in the future based on updated historical loss rates, customer-specific factors and economic conditions or if previously reserved balances have been collected.

Activity under the Company’s allowance for credit losses is comprised as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Balance at beginning of year	$17,735	$3,954	$393
Charged to expense, net of recoveries	(229)	14,491	3,833
Utilization and write off	(117)	(126)	(331)
Cumulative effect of ASC 326 adoption	401	—	—
Foreign currency exchange impact	(1,606)	(584)	59
Balance at end of year	$16,184	$17,735	$3,954

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

(j) Foreign Currency Translation

For operations outside the United States, the Company translates assets and liabilities of foreign subsidiaries, whose functional currency is the applicable local currency, at end of period exchange rates. Revenues and expenses are translated at periodic average rates. The adjustment resulting from translating the financial statements of such foreign subsidiaries is included in accumulated other comprehensive loss, which is reflected as a separate component of stockholders’ equity. Realized and unrealized gains and losses on foreign currency transactions are included in other income (expense) in the accompanying consolidated statements of comprehensive loss. Our primary exposure to foreign currency exchange rate movements is with our Korea subsidiary, that has a Korean Won functional currency, our Japan subsidiary, that has a Japanese Yen functional currency, and our Germany subsidiary, that has a Euro functional currency.

(k) Comprehensive Loss

There have been no material items reclassified out of accumulated other comprehensive loss and into net loss. The Company’s other comprehensive loss for the years ended December 31, 2022, 2021, and 2020 is primarily comprised of foreign currency translation gains and losses and actuarial gains and losses from the Company’s pension liabilities.

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

In the application of impairment testing, the Company is required to make estimates of future operating trends and resulting cash flows and judgments on discount rate, market multiples, and other variables. Actual future results and other assumed variables could differ from these estimates.

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

In the application of impairment testing, the Company is required to make estimates of future operating trends and resulting cash flows and judgments on discount rates, market multiples, and other variables. Actual future results and other assumed variables could differ from these estimates.

(o) Business Combinations

The Company accounts for business combinations using the acquisition method, which requires the identification of the acquirer, the determination of the acquisition date and the allocation of the purchase price paid by the acquirer to the identifiable tangible and intangible assets acquired, the liabilities assumed, including any contingent consideration and any noncontrolling interest in the acquiree at their acquisition date fair values. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Identifiable intangible assets with finite lives are amortized over their expected useful lives. Acquisition-related costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in our consolidated financial statements from the acquisition date.

(p) Stock-Based Compensation

Stock-based compensation cost is measured at the grant date of the awards based on the estimated fair value of the awards. The Company determines the fair value of restricted stock units based on the Company’s stock price on the date of grant. The Company uses the Black Scholes model to estimate the fair value of options, which is affected by the Company's stock price as well as assumptions regarding a number of variables. These variables include the Company's expected stock price volatility over the expected term of the awards, risk-free interest rates and expected dividends. The expected stock price volatility is based on the weighted average of the historical volatility of the Company's common stock over the most recent period commensurate with the estimated expected life of the Company's stock options. The expected term of options granted is determined based on SAB 107 simplified method. Risk-free interest rates reflect the yield on zero-coupon United States Treasury securities.

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

(r) Net Loss per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss gives effect to common stock equivalents; however, potential common equivalent shares are excluded if their effect is antidilutive. Potential common stock equivalent shares are composed of restricted stock units, unvested restricted shares and incremental shares of common stock issuable upon the exercise of stock options.

(s) Research and Development Costs

ASC 985-20 requires the capitalization of certain software development costs that are incurred subsequent to the date technological feasibility is established and prior to the date the product is generally available for sale. DZS defines technological feasibility as being attained at the time a working model is completed. There is generally no significant passage of time between achievement of technological feasibility and the availability of our software for general release, and software development costs qualifying for capitalization have been insignificant. Accordingly, DZS has not capitalized any software development costs. The Company expenses all software development costs as incurred and includes such amounts within research and development expense on the consolidated statements of comprehensive loss.

(t) Cloud Computing Costs

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

(u) Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and short-term investments (if any) with original maturities of less than three months. The Company also maintains restricted cash accounts, which are reserved for specific purposes and cannot be accessed for general business operations.

(v) Leases

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

(w) Recent Accounting Pronouncements

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

The acquisition was recorded as a business combination with valuation of the assets acquired and liabilities assumed recorded at their acquisition date fair value determined using primarily level three inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company used a combination of income approach and market approach to determine the fair value of intangible assets acquired. Significant unobservable inputs included estimated future cash flows and a discount rate. Cash flow projections were based on management’s estimates of revenue growth rates and operating margins, EBITDA margins, consideration of industry and market conditions, terminal growth rates and management’s estimates of working capital requirements. The discount rate of 23% was based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of intangible assets acquired. Under the market approach, the Company utilized an analysis of royalty rate licensing data.

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

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the ASSIA Acquisition (in thousands), prepared on a provisional basis:

Provisional allocation of purchase consideration
Cash and cash equivalents	$203
Accounts receivable	2,322
Other assets	407
Right-of-use assets	2,172
Property, plant and equipment	232
Intangible assets	30,200
Accounts payable	(75)
Contract liabilities (As Restated)	(12,192)
Operating lease liabilities	(2,612)
Accrued and other liabilities	(756)
Goodwill (As Restated)	6,449
Total purchase consideration	$26,350

The purchase price allocation resulted in the recognition of goodwill of approximately $6.4 million, which included the experienced workforce and the expected synergies from combining operations. The Company expects no goodwill to be deductible for tax purposes.

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

We included $16.9 million of net revenue generated by ASSIA since the acquisition date in the Company’s consolidated statements of comprehensive loss for the reporting period. We did not present the supplemental pro forma information for ASSIA Acquisition since it is impracticable to prepare such financial statements considering the timing and materiality of the transaction.

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

(5) Balance Sheet Detail

Balance sheet detail as of December 31, 2022 and 2021 is as follows (in thousands):

Inventories

	As of December 31,
	2022 (As Restated)	2021
Raw materials	$37,354	$34,512
Work in process	1,050	1,427
Finished goods	55,884	20,954
Total inventories	$94,288	$56,893

Inventories are stated at the lower of cost or net realizable value, with cost being computed based on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. Finished goods include deferred cost of revenue of $18.6 million and $0.7 million as of December 31, 2022 and December 31, 2021, respectively.

Provision for inventory write-down was $4.9 million, $4.1 million, and $5.5 million for the years ended December 31, 2022 2021, and 2020 respectively.

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

Accrued and other liabilities

	As of December 31,
	2022	2021
Accrued taxes payable	$4,217	$2,306
Accrued compensation	8,897	7,230
Accrued acquisition holdback	2,500	321
Accrued warranty	1,896	1,981
Accrued sales returns	1,150	873
Other accrued expenses	6,902	3,321
	$25,562	$16,032

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. The Company’s standard warranty period is one year from the date of shipment with the ability for customers to purchase an extended warranty of up to five years from the date of shipment.

The following table summarizes the activity related to the product warranty liability:

	Years ended December 31,
	2022	2021	2020
Balance at the beginning of the period	$1,981	$1,522	$1,611
Charged to cost of revenue	656	798	1,072
Claims and settlements	(704)	(404)	(1,189)
Foreign exchange impact	(37)	65	28
Balance at the end of the period	$1,896	$1,981	$1,522

Contract Balances

The opening and closing balances of current and long-term contract assets and contract liabilities related to contracts with customers are as follows:

	Contract assets	Contract liabilities
December 31, 2021	$2,184	$9,135
December 31, 2022 (As Restated)	576	26,493
Increase (decrease) (As Restated)	$(1,608)	$17,358

The decrease in contract assets during the year ended December 31, 2022 was primarily due to the invoicing of certain unbilled balances where revenue recognition criteria have been met as of December 31, 2021.

The increase in contract liabilities during 2022 was primarily due to the assumption of ASSIA contract liabilities in conjunction with the ASSIA Acquisition. Refer to Note 2 Business Combinations for further information. The amount of revenue recognized during the year ended December 31, 2022 that was included in the prior period contract liability balance was $6.1 million. The amount of revenue recognized during the year ended December 31, 2021 that was included in the prior period contract liability balance was $4.4 million. The amount of revenue recognized during the year ended December 31, 2020 that was included in the prior period contract liability balance was $3.3 million.This revenue consists of services provided to customers who had been invoiced prior to the current year. We expect to recognize approximately 71% of outstanding contract liabilities as revenue over the next 12 months and the remainder thereafter.

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

(7) Goodwill and Intangible Assets

The following table summarizes the activity related to Goodwill (in thousands):

	As of December 31,
	2022 (As Restated)	2021
Balance at the beginning of the period, gross	$7,148	$4,980
Accumulated impairment at the beginning of the period	(1,003)	(1,003)
Goodwill from acquisitions	6,449	2,168
Balance at the end of the period	$12,594	$6,145

The accumulated impairment of goodwill was $1.0 million as of both December 31, 2022 and 2021. The Company recognized no impairment loss for goodwill for the years ended December 31, 2022, 2021, and 2020.

During the year ended December 31, 2022, the Company recorded goodwill of $6.4 million related to the ASSIA Acquisition. Refer to Note 2 Business Combinations for further information.

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

During 2020, the Company recorded an impairment charge of $6.5 million for DZS GmbH intangible assets as part of the Company’s evaluation for impairment, utilizing a present value cash flow model to determine the fair value of the intangible assets. The Company determined that the intangible assets related to DZS GmbH were impaired, due to the financial performance of the reporting unit and loss of a significant customer. The impairment expense was comprised of $3.3 million for developed technology, $2.3 million for customer relationships, and $0.9 million for trade names, respectively. The impairment charge is included in impairment of long-lived assets on the consolidated statements of comprehensive loss. The Company did not identify any triggering events for potential impairment of intangible assets in 2022 and 2021.

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

As of December 31, 2022, the future principal maturities of the Company's debt obligations for each of the next five years are as follows (in thousands):

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

Changes in Accumulated Other Comprehensive Loss

The table below summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax (in thousands):

	As of December 31,
	2022 (As Restated)	2021	2020
Beginning accumulated other comprehensive loss	$(4,457)	$(2,124)	$(3,939)
Actuarial gain (loss) for pension plan	4,278	1,713	(981)
Foreign currency translation adjustments, net	(4,483)	(4,046)	2,796
Ending accumulated other comprehensive loss	$(4,662)	$(4,457)	$(2,124)

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

The Company has estimated the fair value of stock options on the date of grant using the Black Scholes pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of other variables. These variables include the Company’s expected stock price volatility over the term of the awards, expected term of the awards, risk-free interest rate and expected dividends. The estimated expected term of options granted was determined based on SAB 107 simplified method because the Company does not have adequate historical data for newly issued stock options. Estimated volatility was based on the historical volatility of the Company and the risk-free interest rate was based on the U.S. Treasury yield in effect at the time of grant for the expected life of the options. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore used an expected dividend yield of zero in the option valuation model. Forfeitures are recognized as they occur.

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

Stock-based Compensation

The following table summarizes total stock-based compensation expense for stock options, restricted stock units, and ESPP (in thousands).

	Years ended December 31,
	2022	2021	2020
Cost of revenue	$801	$276	$86
Research and product development	4,857	1,074	395
Selling, marketing, general and administrative	10,144	7,640	4,132
	$15,802	$8,990	$4,613
(10) Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Years ended December 31,
	2022 (As Restated)	2021	2020
Net loss	$(41,270)	$(34,683)	$(23,082)
Weighted average number of shares outstanding:
Basic	28,085	26,692	21,588
Effect of dilutive securities:
Stock options, restricted stock units and share awards	—	—	—
Diluted	28,085	26,692	21,588
Net loss per share:
Basic	$(1.47)	$(1.30)	$(1.07)
Diluted	$(1.47)	$(1.30)	$(1.07)

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

(11) Income Taxes

The geographical breakdown of loss before income taxes is as follows (in thousands):

	Years ended December 31,
	2022 (As Restated)	2021	2020
Loss before income taxes - Domestic	$(34,906)	$(6,031)	$(19,276)
Loss before income taxes - Foreign	(5,400)	(25,439)	(305)
Loss before income taxes	$(40,306)	$(31,470)	$(19,581)

The following is a summary of the components of income tax provision applicable to loss before income taxes (in thousands):

	Years ended December 31,
	2022 (As Restated)	2021	2020
Current:
Federal	$32	$—	$—
State	88	29	28
Foreign	844	1,779	3,256
Total current tax provision	964	1,808	3,284
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	1,405	217
Total deferred tax provision	—	1,405	217
Total tax provision	$964	$3,213	$3,501

A reconciliation of the expected tax benefit to the actual tax provision is as follows (in thousands):

	Years ended December 31,
	2022 (As Restated)	2021	2020
Expected tax benefit at statutory rate	$(8,465)	$(6,609)	$(4,112)
Current state taxes, net of federal benefit	69	23	22
Deferred state taxes, net of federal benefit	—	304	(325)
Foreign taxes	107	166	3,472
Foreign rate differential	(449)	(1,946)	(65)
Valuation allowance	3,744	11,341	2,550
Uncertain tax positions	—	2,696	—
Global intangible low taxed income	5,676	—	1,241
Share-based compensation	1,835	463	520
Permanent differences	111	(2,613)	189
Tax credits	945	(1,102)	(202)
Net operating loss adjustment	(2,177)	—	—
Other	(432)	490	211
Total tax provision	$964	$3,213	$3,501

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

	As of December 31,
	2022 (As Restated)	2021
Deferred tax assets:
Net operating loss carryforwards	$22,873	$20,755
Tax credit carryforwards	4,702	5,757
Fixed assets and intangible assets	2,815	4,043
Inventory and other reserves	8,295	11,673
Operating lease liability	3,889	3,958
Capitalized research and experimental expenditures	6,182	—
Other	8,568	3,600
Gross deferred tax assets	57,324	49,786
Less valuation allowance	(53,401)	(46,027)
Net deferred tax assets	3,923	3,759
Deferred tax liabilities:
Fixed assets and intangible assets	(771)	(856)
Operating lease right-of-use-asset	(2,907)	(2,903)
Other assets	(245)	—
Gross deferred tax liabilities	(3,923)	(3,759)
Total net deferred tax assets	$—	$—

For the years ended December 31, 2022 and 2021, the net changes in the valuation allowance were an increase of $7.4 million and $14.0 million, respectively. The increase during the current year is primarily due to capitalized research and experimental expenditures and deferred revenue assumed in conjunction with the ASSIA Acquisition. The Company maintains a valuation allowance on its global net deferred tax assets since it is more likely than not that the net deferred tax assets will not be realized in the foreseeable future.

As of December 31, 2022, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $31.9 million and $30.0 million, respectively. Approximately $10.9 million of the federal losses expire beginning in 2037, whereas approximately $21.0 million of the losses have an indefinite life. Approximately $27.3 million of the state losses begin to expire in various years beginning in 2023, whereas approximately $2.7 million of the loss carryforwards have an indefinite life. As of December 31, 2022, the Company had German federal and state net operating losses of approximately $33.5 million and $32.8 million respectively, which do not expire and are carried forward indefinitely, and Canadian net operating losses of approximately $8.1 million which may be carried forward for 20 years and begin to expire in 2039.

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

It is possible that the Company experienced a second ownership change in 2019, subsequent to the above mentioned ownership change in September 2016 which could significantly limit the use of its remaining NOL carryforwards. The company intends to complete a thorough analysis with the assistance of subject matter expert to determine if in fact and on what date, a subsequent ownership change has occurred and to what extent the Company’s NOL carryforwards are impacted.

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

The Company is required to inventory, evaluate, and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only be partially sustained, upon examination by the relevant taxing authorities. After reviewing the documentation maintained in support of uncertain tax positions taken in prior years, the Company concluded that it will be unlikely to sustain those positions should they be audited by the relevant tax authorities. Accordingly, the Company increased the reserve for those positions by approximately $2.3 million in 2021. As of December 31, 2022, the Company had gross unrecognized tax benefits of $5.2 million, none of which if recognized, would reduce the effective tax rate in a future period, due to the Company's full valuation allowance on U.S. net deferred tax assets.

A reconciliation of the beginning and ending unrecognized tax benefit amounts for 2022, 2021, and 2020 are as follows (in thousands):

	As of December 31,
	2022 (As Restated)	2021	2020
Balance at beginning of year	$4,188	$1,255	$1,036
Increases (decreases) related to prior year’s tax positions	—	2,252	—
Increases related to current year tax positions	1,025	681	219
Balance at end of year	$5,213	$4,188	$1,255

It is the Company's policy to account for interest and penalties related to uncertain tax positions as interest expense and general administrative expense, respectively in the consolidated statements of comprehensive loss.

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
	$4,613

Other Related Party Transactions

Net revenue, cost of revenue, research and product development, selling, marketing, general and administrative, interest expense, net and other expenses, net to and from related parties were as follows (in thousands) for the years ended December 31, 2022, 2021, and 2020:

	For the year ended December 31, 2022
Counterparty	Net revenue	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense, net	Other expenses, net
Dasan Networks, Inc.	$1,748	$969	$91	$1,234	$55	$64
DS Commerce, Inc.	—	26	3	29	—	—
	$1,748	$995	$94	$1,263	$55	$64

	For the year ended December 31, 2021
Counterparty	Net revenue	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense, net	Other expenses, net
Dasan Networks, Inc.	$2,103	$1,940	$1,019	$1,620	$132	$197
Dasan Invest Co., Ltd.	—	30	134	57	—	—
	$2,103	$1,970	$1,153	$1,677	$132	$197

	For the year ended December 31, 2020
Counterparty	Net revenue	Cost of revenue	Research and product development	Selling, marketing, general and administrative	Interest expense, net	Other expenses, net
'Dasan Networks, Inc.	$4,362	$3,843	$953	$1,579	$1,047	$355
Dasan Invest Co., Ltd.	—	22	100	42	—	—
	$4,362	$3,865	$1,053	$1,621	$1,047	$355

The Company has entered into sales agreements with DNI to sell certain services and finished goods produced by the Company. The Company also has an agreement with DNI in which DNI acts as a sales channel to third party customers. The above transactions are included in net revenue and cost of revenue on the consolidated statements of comprehensive income (loss). Net revenue from DNI is recorded net of royalty fees for a sales channel arrangement.

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

Supplemental cash flow information related to the Company’s operating leases was as follows for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Years ended December 31,
	2022	2021	2020
Operating cash outflows from operating leases	$5,184	$5,936	$5,307
Right-of-use assets obtained in exchange for operating lease obligations	$5,010	$2,783	$1,405

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

The following table presents the Company’s future contractual rent obligations as of December 31, 2022 (in thousands):

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

In addition to the matters discussed above, from time to time, the Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company records an accrual for legal contingencies that it has determined to be probable to the extent that the amount of the loss can be reasonably estimated. The Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations and cash flows of the reporting period in which the ruling occurs, or future periods.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 30, 2024 and in this Annual Report on Form 10-K/A, Ernst & Young LLP ("EY") resigned as independent registered public accounting firm of the Company effective as of January 24, 2024. The Audit Committee of the Board of Directors of the Company accepted EY’s resignation.

During the two most recent fiscal years ended December 31, 2023 and 2022 and the subsequent interim period through the date of the Form 8-K filed on January 30, 2024, there were no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) between the Company and EY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to EY’s satisfaction, would have caused EY to make reference to the subject matter of the disagreement in connection with its reports on the Company’s consolidated financial statements for such periods.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2022. The term “disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to the existence of unremediated material weaknesses in internal control over financial reporting described below in Management’s Report on Internal Control Over Financial Reporting.

Notwithstanding the existence of the material weaknesses described below, management believes that the restated consolidated financial statements and related financial information included in this Annual Report on Form 10-K/A fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in conformity with generally accepted accounting principles in the United States of America ("GAAP").

Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and overseen by our Board of Directors (the “Board”), management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on the results of that evaluation, which included assessing information identified during the Audit Committee review and the work undertaken by management in response to the findings of that review, management has concluded that our internal control over financial reporting as of December 31, 2022 was not effective due to the existence of material weaknesses in internal control over financial reporting described below.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report included herein.

Previously Identified Material Weakness in Internal Control over Financial Reporting

We previously identified during the year ended December 31, 2022 a material weakness in our internal control over financial reporting related to the following:

•
In the fourth quarter of 2022, the Company entered into a significant sales agreement with an existing customer which was subject to unique delivery terms. In reviewing the accounting for the revenue transaction, our management identified a deficiency in the effectiveness of a control intended to properly document and review relevant facts in connection with revenue recognition related to such transaction. Accordingly, a material error was detected in recorded revenue in our 2022 preliminary consolidated financial statements as a result of this misapplication of U.S. GAAP.

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

Previously Identified Material Weakness in Internal Control over Financial Reporting

Management has initiated a remediation plan to address the material weakness previously identified in our Annual Report on Form 10-K for the year ended December 31, 2022 to reassess the design of our controls and modify our processes related to the accounting for significant revenue transactions as well as enhancing monitoring and oversight controls in the application of accounting guidance related to such transactions. Management has initiated the following remedial actions:

•
Initiated a review and plan to provide mandatory training to operational personnel to ensure potential unique revenue transactions are identified and communicated to accounting personnel in advance so the accounting for such transactions can be evaluated and business terms addressed as necessary;
•
Initiated a plan to implement specific review procedures designed to enhance our revenue recognition controls; and
•
Initiated a plan to strengthen our revenue recognition controls with improved documentation standards, technical oversight and training.

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

Changes in Internal Control over Financial Reporting

Except for the material weaknesses described above, no other change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

DZS Inc.

Plano, Texas

Opinion on Internal Control over Financial Reporting

We have audited DZS Inc.(the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2022, the related consolidated statements of comprehensive income loss, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as “the financial statements”)” and our report dated August 13, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over (1) entity-level controls impacting the control environment and effective monitoring controls to prevent or detect material misstatements to the consolidated financial statements, (2) revenue recognition process relating to proper application of Accounting Standards Codification (“ASC”) 606, (3) adequate testing of completeness and accuracy of reports and schedules used in controls, (4) ineffective controls surrounding deferred tax assets and tax liabilities and timeliness of performance of controls, (5) ineffective information technology general controls (“ITGC’s”) in the areas of user access, segregation of duties, and data processing related to certain information technology systems that support the Company’s financial reporting process have been identified and described in management’s assessment and (6) substantially all of the Asia region’s business processes. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated August 13, 2024 on those financial statements.

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

/s/ BDO USA, P.C.

Dallas, Texas

August 13, 2024

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

Information relating to our executive officers is included under the caption “Information About our Executive Officers” in Part I of this Annual Report on Form 10-K/A, pursuant to General Instruction G(3) of Form 10-K.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.
Financial Statements

The Index to Consolidated Financial Statements on page 36 is incorporated herein by reference as the list of financial statements required as part of this Annual Report on Form 10-K/A.

2.
Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Index to Exhibits” immediately preceding the exhibits hereto and such listing is incorporated herein by reference.

ITEM 16. FORM 10-K/A SUMMARY

None.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Restated Certificate of Incorporation of DASAN Zhone Solutions, Inc., as amended through February 28, 2017	10-K	3.1	September 27, 2017

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of DZS Inc.	8-K	3.1	August 27, 2020

3.2	Amended and Restated Bylaws of DZS Inc.	10-K	3.2	March 11, 2021

4.1	Description of Capital Stock				X

10.1#	DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan	8-K	10.1	January 10, 2017

10.1.1#	Amendment to DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan	10-K	10.1.1	March 12, 2019

10.1.2#	Form of Stock Option Agreement for the DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan	8-K	10.2	January 10, 2017

10.1.3#	Form of Restricted Stock Unit Award Agreement for the DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan	10-K	10.1	September 27, 2017

10.2#	DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	8-K	10.6	September 13, 2016

10.2.1#	Form of Stock Option Agreement for the DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	8-K	10.7	September 13, 2016

10.2.2#	Form of Restricted Stock Award Agreement for the DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	8-K	10.2	May 17, 2007

10.2.3#	Form of Restricted Stock Unit Award Agreement for the DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	10-Q	10.3	November 14, 2016

10.3#	DASAN Zhone Solutions, Inc. 2018 Employee Stock Purchase Plan	S-8	10.1	November 8, 2018

10.4#	DASAN Zhone Solutions, Inc. Non-Employee Director Compensation Program	10-K	10.4	April 4, 2018

10.5#	Form of Indemnity Agreement (directors and officers)	10-Q	10.20	May 14, 2004

10.6#	Employment Agreement dated August 1, 2020, by and between DASAN Zhone Solutions, Inc. and Charles Daniel Vogt	10-Q	10.2	November 6, 2020

10.6.1#	First Amendment to Employment Agreement dated as of June 1, 2021 by and between DZS Inc. and Charlie Vogt	8-K	10.1	June 4, 2021

10.7#	Stock Option Agreement dated August 1, 2020, by and between DASAN Zhone Solutions, Inc. and Charles Daniel Vogt	S-8	99.1	August 14, 2020

10.8#	Stock Option Agreement dated August 1, 2020, by and between DASAN Zhone Solutions, Inc. and Charles Daniel Vogt	S-8	99.2	August 14, 2020

10.9#	Employment Agreement dated as of August 2, 2021, by and between DZS Inc. and Misty D. Kawecki	8-K	10.1	August 2, 2021

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith

10.10#	Employment Agreement dated as of September 28, 2020 by and between DZS Inc. and Justin K. Ferguson	10-K	10.10	March 11, 2021

10.11	Registration Rights Agreement, dated as of September 9, 2016, by and among DASAN Zhone Solutions, Inc., DASAN Networks, Inc. and the other parties thereto	8-K	10.3	September 12, 2016

10.12	Credit Agreement, dated as of February 9, 2022, among DZS Inc., as Borrower, the other Loan Parties party thereto, the Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	February 10, 2022

10.13	First Amendment to Credit Agreement, dated as of May 27, 2022, among DZS Inc., as Borrower, the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	June 1, 2022

10.14	Second Amendment to Credit Agreement, dated as of February 15, 2023, among DZS Inc., as Borrower, the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	February 16, 2023

21.2	List of Subsidiaries				X

23.1	Consent of Independent Registered Public Accounting Firm				X

23.2	Consent of Independent Registered Public Accounting Firm				X

23.3	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)				X

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)				X

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

Signature	Title	Date

/s/ Charles Daniel Vogt	President, Chief Executive Officer (Principal Executive Officer) and Director	August 13, 2024
Charles Daniel Vogt

/s/ Misty Kawecki	Chief Financial Officer (Principal Financial Officer)	August 13, 2024
Misty Kawecki

/s/ Brian Chesnut	Chief Accounting Officer (Principal Accounting Officer)	August 13, 2024
Brian Chesnut

/s/ Matt Bross	Director	August 13, 2024
Matt Bross

/s/ Barbara Carbone	Director	August 13, 2024
Barbara Carbone

/s/ Joon Kyung Kim	Director	August 13, 2024
Joon Kyung Kim

/s/ Choon Yul Yoo	Director	August 13, 2024
Choon Yul Yoo

/s/ Todd Jackson	Director	August 13, 2024
Todd Jackson

/s/ Woong Ji Choi	Director	August 13, 2024
Woong Ji Choi