Form 10-Q/A
period 2023-03-31
DZS INC.
filed 2024-08-13
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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
We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (“Form 10-Q/A”) for the quarterly period ended March 31, 2023, which was filed with the United States Securities and Exchange Commission (“SEC”) on May 9, 2023 (the “Original Filing”), to reflect restatements of the Condensed Consolidated Balance Sheets at March 31, 2022 and March 31 2023, the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2022 and March 31, 2023, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and March 31, 2023, and the related notes thereto.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 31, 2023	December 31, 2022
	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$28,892	$34,347
Restricted cash	1,975	3,969
Accounts receivable - trade, net of allowance for credit losses of $16,087 as of March 31, 2023 and $16,184 as of December 31, 2022	106,291	134,471
Other receivables	20,752	16,144
Inventories	97,311	94,288
Contract assets	605	576
Prepaid expenses and other current assets	10,408	7,410
Total current assets	266,234	291,205
Property, plant and equipment, net	7,135	9,478
Right-of-use assets from operating leases	11,971	12,606
Goodwill	12,594	12,594
Intangible assets, net	30,422	31,742
Other assets	17,013	15,536
Total assets	$345,369	$373,161
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$107,904	$118,667
Short-term debt – bank, trade facilities and secured borrowings	16,746	9,706
Current portion of long-term debt, net	23,660	24,073
Contract liabilities	16,614	18,705
Operating lease liabilities	4,859	4,834
Accrued and other liabilities	27,645	25,562
Total current liabilities	197,428	201,547
Contract liabilities - non-current	6,584	7,788
Operating lease liabilities - non-current	10,499	11,417
Pension liabilities	11,060	11,021
Other long-term liabilities	2,583	2,806
Total liabilities	228,154	234,579
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 36,000 shares authorized, 31,102 and 30,968 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively, at $0.001 par value	31	30
Preferred stock, $0.001 par value, 25,000 shares authorized and no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	276,282	271,884
Accumulated other comprehensive loss	(6,611)	(4,662)
Accumulated deficit	(152,487)	(128,670)
Total stockholders’ equity	117,215	138,582
Total liabilities and stockholders’ equity	$345,369	$373,161
See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
	(As Restated)
Net revenue	$69,812	$71,990
Cost of revenue	47,318	46,599
Gross profit	22,494	25,391
Operating expenses:
Research and product development	14,851	11,844
Selling, marketing, general and administrative	24,781	17,742
Restructuring and other charges	4,152	436
Amortization of intangible assets	1,271	294
Total operating expenses	45,055	30,316
Operating loss	(22,561)	(4,925)
Interest expense, net	(792)	(90)
Other income (expense), net	728	(800)
Loss before income taxes	(22,625)	(5,815)
Income tax provision	1,192	1,771
Net loss	(23,817)	(7,586)

Foreign currency translation adjustments (a)	(1,889)	(268)
Actuarial loss	(60)	—
Comprehensive loss	$(25,766)	$(7,854)
Net loss per share
Basic	$(0.77)	$(0.28)
Diluted	$(0.77)	$(0.28)
Weighted average shares outstanding
Basic	31,045	27,530
Diluted	31,045	27,530
(a)Includes net gain of $0.2 million and net loss of $0.4 million on intra-entity foreign currency transactions that are of a long-term investment nature for three months ended March 31, 2023 and 2022.
See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Three months ended March 31, 2023:
Balance as of December 31, 2022 (As Restated)	30,968	$30	$271,884	$(4,662)	$(128,670)	$138,582
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	134	1	(88)	—	—	(87)
Stock-based compensation	—	—	4,486	—	—	4,486
Net loss (As Restated)	—	—	—	—	(23,817)	(23,817)
Other comprehensive loss (As Restated)	—	—	—	(1,949)	—	(1,949)
Balance as of March 31, 2023 (As Restated)	31,102	$31	$276,282	$(6,611)	$(152,487)	$117,215

Three months ended March 31, 2022:
Balance as of December 31, 2021	27,505	$27	$223,336	$(4,457)	$(86,999)	$131,907
Cumulative effect of ASC 326 adoption	—	—	—	—	(401)	(401)
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	98	—	156	—	—	156
Stock-based compensation	—	—	2,671	—	—	2,671
Net loss	—	—	—	—	(7,586)	(7,586)
Subsidiary dissolution	—	—	—	(68)	—	(68)
Other comprehensive loss	—	—	—	(268)	—	(268)
Balance as of March 31, 2022	27,603	$27	$226,163	$(4,793)	$(94,986)	$126,411
See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three months ended March 31,
	2023	2022
	(As Restated)
Cash flows from operating activities:
Net loss	$(23,817)	$(7,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,465	1,081
Amortization of deferred financing costs	60	—
Stock-based compensation	4,486	2,671
Provision for inventory write-down	1,086	705
Provision for credit losses, net of recoveries	(184)	(752)
Provision for sales returns	541	1,448
Provision for warranty expense	70	121
Unrealized loss on foreign currency transactions	1,396	874
Subsidiary dissolution	—	(68)
Loss on disposal of property, plant and equipment	40	—
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	26,466	6,418
Other receivable	(7,449)	126
Inventories	(2,060)	(14,557)
Contract assets	(29)	1,261
Prepaid expenses and other assets	(3,818)	(4,557)
Accounts payable	(11,316)	1,586
Contract liabilities	(3,265)	(43)
Accrued and other liabilities	159	540
Net cash used in operating activities	(15,169)	(10,732)
Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment and other assets	1,790	—
Purchases of property, plant and equipment	(775)	(1,317)
Net cash provided by (used in) investing activities	1,015	(1,317)
Cash flows from financing activities:
Repayments of long-term borrowings	(313)	—
Proceeds from short-term borrowings and line of credit, net	8,918	—
Proceeds from related party term loan	4,059	—
Repayments of related party term loan	(5,845)	—
Payments for debt issue costs	(122)	(178)
Proceeds from exercise of stock awards and employee stock plan purchases	(87)	156
Net cash provided by (used in) financing activities	6,610	(22)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	96	(903)
Net change in cash, cash equivalents and restricted cash	(7,448)	(12,974)
Cash, cash equivalents and restricted cash at beginning of period	38,464	53,639
Cash, cash equivalents and restricted cash at end of period	$31,016	$40,665

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$28,892	$34,160
Restricted cash	1,975	6,343
Long-term restricted cash	149	162
	$31,016	$40,665

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest - bank and trade facilities	$660	$36
Interest - related party	$64	$—
Income taxes	$480	$283
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
(b) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 3 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements include the accounts of the Company and its wholly owned subsidiaries. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on August 12, 2024. For a complete description of what the Company believes to be the critical accounting policies and estimates used in the preparation of its unaudited condensed consolidated financial statements, refer to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022.
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
As of March 31, 2023, the Company's debt obligation under the Term Loan was $23.7 million, net of unamortized issuance cost of $0.4 million, of which $1.3 million is scheduled for payment in the next 12 months. Due to the risk of non-compliance with certain financial covenants in the next 12 months we classified the entire amount as a current liability. As of March 31, 2023, we were in discussion with the lenders to amend the debt agreement to mitigate the risk of non-compliance. Refer to Note 16 Subsequent events for further information about the amendment and subsequent termination of the JPMorgan Credit Agreement.

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
During the course of the Review, and during the Company's subsequent assessment of its accounting practices, accounting and financial reporting errors were identified. Specifically, errors in timing of revenue recognition relating to incorrect shipping dates, incorrect or unapproved shipping terms, incorrect timing of the transfer of control, and incorrect evaluation of the existence of contracts. As a result, revenue, accounts receivable, contract assets and liabilities, and inventory and cost of sales contained errors which resulted in corrections in accounting under U.S. GAAP related to the timing of revenue recognition under certain customer projects. Accordingly, the Company is restating its unaudited condensed consolidated financial statements for the three months ended March 31, 2022 and March 31, 2023, to correct these errors, the most significant of which are described below.
The amounts in the "As Previously Reported" columns are amounts derived from the Company's previously filed financial statements in its Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission on May 9, 2023. The amounts in the "Adjustments" columns present the impact of the accounting error corrections relating to the timing of revenue recognition with respect to certain customer projects along with other corrections to the Company's previously filed financial statements. The description of the corrections is referenced by (a) through (d) in the tables below. The amounts in the "As Restated" columns are the updated amounts including the impacts from the adjustments.

The following table presents the effect of the restatement on the Company's previously reported unaudited condensed consolidated balance sheet as of March 31, 2023 (in thousands, except par value).

	March 31, 2023
	As Previously Reported	Adjustments		As Restated
Assets
Current assets:
Cash and cash equivalents	$28,892	$—		$28,892
Restricted cash	1,975	—		1,975
Accounts receivable - trade, net	141,029	(34,738)	(a)	106,291
Other receivables	21,518	(766)	(d)	20,752
Inventories	69,722	27,589	(a)(d)	97,311
Contract assets	605	—		605
Prepaid expenses and other current assets	10,689	(281)	(b)	10,408
Total current assets	274,430	(8,196)		266,234
Property, plant and equipment, net	7,135	—		7,135
Right-of-use assets from operating leases	11,971	—		11,971
Goodwill	19,952	(7,358)	(c)	12,594
Intangible assets, net	30,422	—		30,422
Other assets	17,013	—		17,013
Total assets	$360,923	$(15,554)		$345,369
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$107,904	$—		$107,904
Short-term debt – bank, trade facilities and secured borrowings	16,746	—		16,746
Current portion of long-term debt	23,660	—		23,660
Contract liabilities	19,476	(2,862)	(a)(c)	16,614
Operating lease liabilities	4,859	—		4,859
Accrued and other liabilities	29,615	(1,970)	(b)	27,645
Total current liabilities	202,260	(4,832)		197,428
Long-term debt	—	—		—
Contract liabilities - non-current	6,636	(52)	(a)	6,584
Operating lease liabilities - non-current	10,499	—		10,499
Pension liabilities	11,060	—		11,060
Other long-term liabilities	2,583	—		2,583
Total liabilities	233,038	(4,884)		228,154
Stockholders’ equity:
Common stock	31	—		31
Additional paid-in capital	276,282	—		276,282
Accumulated other comprehensive loss	(6,462)	(149)	(a)	(6,611)
Accumulated deficit	(141,966)	(10,521)	(a)(b)	(152,487)
Total stockholders’ equity	127,885	(10,670)		117,215
Total liabilities and stockholders’ equity	$360,923	$(15,554)		$345,369
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

	December 31, 2022
	As Previously Reported		Adjustments		As Restated
Assets
Current assets:
Cash and cash equivalents	$34,347		$—		$34,347
Restricted cash	3,969		—		3,969
Accounts receivable - trade, net	153,780		(19,309)	(a)(d)	134,471
Other receivables	16,144		—		16,144
Inventories	78,513		15,775	(a)(d)	94,288
Contract assets	576		—		576
Prepaid expenses and other current assets	8,371		(961)	(b)	7,410
Total current assets	295,700		(4,495)		291,205
Property, plant and equipment, net	9,478		—		9,478
Right-of-use assets from operating leases	12,606		—		12,606
Goodwill	19,952		(7,358)	(c)	12,594
Intangible assets, net	31,742		—		31,742
Other assets	15,536		—		15,536
Total assets	$385,014		$(11,853)		$373,161
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$121,225		$(2,558)	(d)	$118,667
Short-term debt – bank, trade facilities and secured borrowings	9,706		—		9,706
Current portion of long-term debt	24,073		—		24,073
Contract liabilities	21,777		(3,072)	(a)(c)	18,705
Operating lease liabilities	4,834		—		4,834
Accrued and other liabilities	27,559		(1,997)	(b)	25,562
Total current liabilities	209,174		(7,627)		201,547
Long-term debt	—		—		—
Contract liabilities - non-current	7,864		(76)	(a)	7,788
Operating lease liabilities - non-current	11,417		—		11,417
Pension liabilities	11,021		—		11,021
Other long-term liabilities	2,806		—		2,806
Total liabilities	242,282	242,282	(7,703)		234,579
Stockholders’ equity:
Common stock	30		—		30
Additional paid-in capital	271,884		—		271,884
Accumulated other comprehensive loss	(4,351)		(311)	(a)	(4,662)
Accumulated deficit	(124,831)		(3,839)	(a)(b)	(128,670)
Total stockholders’ equity	142,732		(4,150)		138,582
Total liabilities and stockholders’ equity	$385,014		$(11,853)		$373,161
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

The following table presents the effect of the restatement on the Company's previously reported unaudited condensed consolidated statement of comprehensive loss for the three months ended March 31, 2023 (in thousands, except per share data).

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustments		As Restated
Net revenue	$90,812	$(21,000)	(a)	$69,812
Cost of revenue	60,985	(13,667)	(a)	47,318
Gross profit	29,827	(7,333)		22,494
Operating expenses:
Research and product development	14,851	—		14,851
Selling, marketing, general and administrative	24,781	—		24,781
Restructuring and other charges	4,152	—		4,152
Amortization of intangible assets	1,271	—		1,271
Total operating expenses	45,055	—		45,055
Operating loss	(15,228)	(7,333)		(22,561)
Interest expense, net	(792)	—		(792)
Other income, net	728	—		728
Loss before income taxes	(15,292)	(7,333)		(22,625)
Income tax provision (benefit)	1,843	(651)	(b)	1,192
Net loss	(17,135)	(6,682)		(23,817)

Foreign currency translation adjustments	(2,051)	162	(a)	(1,889)
Actuarial loss	(60)	—		(60)
Comprehensive loss	$(19,246)	$(6,520)		$(25,766)
Net loss per share
Basic	$(0.55)	$(0.22)		$(0.77)
Diluted	$(0.55)	$(0.22)		$(0.77)
Weighted average shares outstanding
Basic	31,045			31,045
Diluted	31,045			31,045
The impact of each error for the corresponding period in the above table is described below:
(a) Error corrections relating to the timing of revenue recognition with respect to certain customer projects.
(b) Tax impact on the error corrections relating to the timing of revenue recognition with respect to certain customer projects.

The following table presents the effect of the restatement on the Company's previously reported unaudited condensed consolidated statement of comprehensive loss for the three months ended March 31, 2022 (in thousands, except per share data).

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

The following table presents the effect of the restatement on the Company's previously reported unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2023 (in thousands).

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustments		As Restated
Cash flows from operating activities:
Net loss	$(17,135)	$(6,682)	(a)(b)	$(23,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,465	—		2,465
Amortization of deferred financing costs	60	—		60
Stock-based compensation	4,486	—		4,486
Provision for inventory write-down	1,086	—		1,086
Provision for credit losses, net of recoveries	(184)	—		(184)
Provision for sales returns	541	—		541
Provision for warranty	70	—		70
Unrealized loss on foreign currency transactions	1,396	—		1,396
Loss on disposal of property, plant and equipment	40	—		40
Changes in operating assets and liabilities:
Accounts receivable	11,033	15,433	(a)(d)	26,466
Other receivable	(5,511)	(1,938)	(d)	(7,449)
Inventories	7,051	(9,111)	(a)(d)	(2,060)
Contract assets	(29)	—		(29)
Prepaid expenses and other assets	(3,138)	(680)	(b)	(3,818)
Accounts payable	(13,875)	2,559	(d)	(11,316)
Contract liabilities	(3,493)	228	(a)	(3,265)
Accrued and other liabilities	131	28	(b)	159
Net cash used in operating activities	(15,006)	(163)		(15,169)
Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment and other assets	1,790	—		1,790
Purchases of property, plant and equipment	(775)	—		(775)
Net cash provided by investing activities	1,015	—		1,015
Cash flows from financing activities:
Repayments of long-term borrowings	(313)	—		(313)
Proceeds from short-term borrowings and line of credit, net	8,918	—		8,918
Proceeds from related party term loan	4,059	—		4,059
Repayments of related party term loan	(5,845)	—		(5,845)
Payments for debt issue costs	(122)	—		(122)
Proceeds from exercise of stock awards and employee stock plan purchases	(87)	—		(87)
Net cash provided by financing activities	6,610	—		6,610
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(67)	163	(a)	96
Net change in cash, cash equivalents and restricted cash	(7,448)	—		(7,448)
Cash, cash equivalents and restricted cash at beginning of period	38,464	—		38,464
Cash, cash equivalents and restricted cash at end of period	$31,016	$—		$31,016
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

	Three Months Ended March 31, 2022
	As Previously Reported	Adjustments		As Restated
Cash flows from operating activities:
Net loss	$(3,048)	$(4,538)	(a)(b)	$(7,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,081	—		1,081
Stock-based compensation	2,671	—		2,671
Provision for inventory write-down	705	—		705
Provision for credit losses, net of recoveries	(752)	—		(752)
Provision for sales returns	1,448	—		1,448
Provision for warranty expense	121	—		121
Unrealized loss on foreign currency transactions	874	—		874
Subsidiary dissolution	(68)	—		(68)
Changes in operating assets and liabilities:
Accounts receivable	2,761	3,657	(a)	6,418
Other receivable	126	—		126
Inventories	(10,931)	(3,626)	(a)	(14,557)
Contract assets	1,261	—		1,261
Prepaid expenses and other assets	(7,577)	3,020	(b)	(4,557)
Accounts payable	1,586	—		1,586
Contract liabilities	(1,446)	1,403	(a)	(43)
Accrued and other liabilities	456	84	(b)	540
Net cash used in operating activities	(10,732)	—		(10,732)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,317)	—		(1,317)
Net cash used in investing activities	(1,317)	—		(1,317)
Cash flows from financing activities:
Payments for debt issue costs	(178)	—		(178)
Proceeds from exercise of stock awards and employee stock plan purchases	156	—		156
Net cash used in financing activities	(22)	—		(22)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(903)	—		(903)
Net increase in cash, cash equivalents and restricted cash	(12,974)	—		(12,974)
Cash, cash equivalents and restricted cash at beginning of period	53,639	—		53,639
Cash, cash equivalents and restricted cash at end of period	$40,665	$—		$40,665
The impact of each error for the corresponding period in the above table is described below:
(a) Error corrections relating to the timing of revenue recognition with respect to certain customer projects.
(b) Tax impact on the error corrections relating to the timing of revenue recognition with respect to certain customer projects.

(f) Disaggregation of Revenue
The following table presents revenues by product technology (in thousands):

	Three Months Ended March 31,
	2023	2022
	(As Restated)	(As Restated)
Access Networking Infrastructure	$58,496	$67,412
Cloud Software & Services	11,316	4,578
Total	$69,812	$71,990
The following table present revenues by geographical concentration (in thousands):

	Three Months Ended March 31,
	2023	2022
	(As Restated)	(As Restated)
Americas	$24,975	$22,924
Europe, Middle East, Africa	18,406	16,393
Asia	26,431	32,673
Total	$69,812	$71,990
(g) Concentration of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash, accounts receivables, and contract assets. Cash, cash equivalents and restricted cash consist of financial deposits and money market accounts that are principally held with various domestic and international financial institutions with high credit standing. As of March 31, 2023, the Company had cash accounts in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits.
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
Activity under the Company’s allowance for credit losses consists of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$16,184	$17,735
Charged to expense, net of recoveries	(184)	(752)
Cumulative effect of ASC 326 adoption	—	401
Foreign currency exchange impact	87	(326)
Balance at end of period	$16,087	$17,058
For the three months ended March 31, 2023, two customers accounted for 13% and 16% of net revenue. For the three months ended March 31, 2022, three customers accounted for 15%, 14%, and 13% of net revenue, respectively.
As of March 31, 2023 and December 31, 2022, no customers represented more than 10% of net accounts receivable.
As of March 31, 2023 and December 31, 2022, net accounts receivables from customers in countries other than the United States represented 81%.

In 2017, the Company entered into an agreement with a customer in India to supply product for a state sponsored broadband project. The Company substantially completed its obligations under the agreement in 2018. The Company billed the customer, which is a state government sponsored entity, approximately $59.0 million and collected payments of approximately $41.7 million by December 31, 2020. In late March 2021, the customer’s state government parent experienced difficulty passing a budget impacting the ability of the customer to make remaining agreed-upon payments to us. In light of this development, the Company recorded an allowance that covered the entire balance unpaid by the customer. Subsequent to March 2021, the Company recovered approximately $2.5 million of accounts receivable related to the customer. As of March 31, 2023 the Company has a recorded allowance for credit losses of $13.1 million related to this receivable. The Company will continue to pursue collection of the entire outstanding balance and any amounts collected will be recognized in the period which they are received. In the event the Company’s efforts to collect from this customer prove unsuccessful, DZS may seek payment through other means, including through legal action.
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

(5) Balance Sheet Details
Balance sheet detail as of March 31, 2023 and December 31, 2022 is as follows (in thousands):
Inventories

	March 31, 2023
	(As Restated)	December 31, 2022
Raw materials	$35,870	$37,354
Work in process	1,465	1,050
Finished goods	59,976	55,884
Total inventories	$97,311	$94,288
Inventories are stated at the lower of cost or net realizable value, with cost being computed based on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. Finished goods include deferred cost of revenue of $26.3 million and $16.4 million as of March 31, 2023 and December 31, 2022, respectively.
Provision for inventory write-down was $1.1 million and $0.7 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
Property, plant and equipment

	March 31, 2023	December 31, 2022
Machinery and equipment	$12,971	$17,214
Leasehold improvements	2,440	5,683
Computers and software	4,608	4,713
Furniture and fixtures	2,108	1,748
Construction in progress and other	1,358	1,264
	23,485	30,622
Less: accumulated depreciation and amortization	(16,285)	(21,062)
Less: government grants	(65)	(82)
Total property, plant and equipment, net	$7,135	$9,478
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

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$1,896	$1,981
Charged to cost of revenue	70	121
Claims and settlements	(113)	(149)
Foreign currency exchange impact	21	(17)
Balance at end of period	$1,874	$1,936
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

The opening and closing balances of current and long-term contract assets and contract liabilities related to contracts with customers are as follows:

	Contract assets	Contract liabilities
December 31, 2022	$576	$26,493
March 31, 2023 (As Restated)	$605	$23,198
The decrease in contract liabilities during the three months ended March 31, 2023 was primarily due to the revenue recognition criteria being met for previously deferred revenue, partially offset by invoiced amounts that did not yet meet the revenue recognition criteria. The amount of revenue recognized in the three months ended March 31, 2023 that was included in the prior period contract liability balance was $8.5 million. The amount of revenue recognized in the three months ended March 31, 2022 that was included in the prior period contract liability balance was $2.4 million. This revenue consists of services provided to customers who had been invoiced prior to the current year. We expect to recognize approximately 72% of outstanding contract liabilities as revenue over the next 12 months and the remainder thereafter.
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
(6) Goodwill and Intangible Assets
The following table summarizes the activity related to goodwill (in thousands):

	March 31,
	2023
	(As Restated)	2022
Balance at beginning of period, gross	$13,597	$7,148
Accumulated impairment at beginning of period	(1,003)	(1,003)
Goodwill from acquisitions	—	—
Foreign currency exchange impact	—	—
Balance at end of period	$12,594	$6,145
Intangible assets consisted of the following (in thousands):

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$24,331	$(5,451)	$18,880
Customer backlog	5,100	(723)	4,377
Developed technology	11,207	(4,822)	6,385
In-process research and development	890	(385)	505
Tradenames	300	(25)	275
Total intangible assets, net	$41,828	$(11,406)	$30,422

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$24,330	$(4,759)	$19,571
Customer backlog	5,100	(506)	4,594
Developed technology	11,207	(4,463)	6,744
In-process research and development	890	(340)	550
Tradenames	300	(17)	283
Total intangible assets, net	$41,827	$(10,085)	$31,742

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
Due to the risk of non-compliance with certain financial covenants in the next 12 months, we presented our contractual long-term debt obligation of $22.8 million and $23.1 million as of March 31, 2023 and December 31, 2022, respectively, within the current portion of long-term debt on the unaudited condensed consolidated balance sheets. As of March 31, 2023, we were in discussion with the lenders to amend the debt agreement to mitigate the risk of non-compliance. Refer to Note 16 Subsequent events for further information about the amendment and subsequent termination of the JPMorgan Credit Agreement.
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
	$7,490
Other Related Party Transactions
Net revenue, cost of revenue, operating expense, interest expense, net and other expenses to and from related parties were as follows (in thousands) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
Counterparty	Net revenue	Cost of revenue	Operating expense	Interest expense, net	Other expenses
Dasan Networks, Inc.	$153	$128	$294	$79	$16

	Three Months Ended March 31, 2022
Counterparty	Net revenue	Cost of revenue	Operating expense	Interest expense, net	Other expenses
Dasan Networks, Inc.	$198	$177	$407	$—	$17

The Company has entered into sales agreements with DNI to sell certain services and finished goods produced by the Company. The Company also has an agreement with DNI in which DNI acts as a sales channel to third party customers. The above transactions are included in net revenue and cost of revenue on the unaudited condensed consolidated statement of comprehensive loss. Net revenue from DNI are recorded net of royalty fees for a sales channel arrangement.
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
The Company also pays a license fee under the Trademark License Agreement with DNI. The license fee is calculated as 0.4% of DNS Korea annual sales. For the three months ended March 31, 2023, license related expense were $0.2 million. For the three months ended March 31, 2022, license related expense were $0.1 million. License related expense are included in selling, marketing, general and administrative expenses on the consolidated statements of comprehensive loss.
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
The following table is a reconciliation of the numerator and denominator in the basic and diluted net loss per share calculation (in thousands, except per share data) for the three months ended March 31, 2023, and 2022:

	Three months ended March 31,
	2023
	(As Restated)	2022
Net loss	$(23,817)	$(7,586)
Weighted average number of shares outstanding:
Basic	31,045	27,530
Effect of dilutive securities:
Stock options, restricted stock units and share awards	—	—
Diluted	31,045	27,530
Net loss per share:
Basic	$(0.77)	$(0.28)
Diluted	$(0.77)	$(0.28)
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
The following table presents the Company's future contractual rent obligations as of March 31, 2023 (in thousands):

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
(14) Income Taxes
Income tax provision for the three months ended March 31, 2023 was approximately $1.2 million on pre-tax loss of $22.6 million. Income tax provision for the three months ended March 31, 2022 was approximately $1.8 million on pre-tax loss of $5.8 million.
As of March 31, 2023, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in North America, EMEA and Asia, mandatory R&D expense capitalization in the U.S., and foreign and state income tax rate differentials. Consistent with the prior periods, the Company continued to maintain valuation allowances in North America, EMEA and Asia.
The total amount of unrecognized tax benefits, including interest and penalties, as of March 31, 2023 was $5.2 million. There were no significant changes to unrecognized tax benefits during the three months ended March 31, 2023. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months.
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
The Company attributes revenue from customers to individual countries based on location shipped. Refer to Note 1(f) Disaggregation of Revenue for the required disclosures on geographical concentrations and revenues by source.
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
As of March 31, 2023, the Company's debt obligation under the Term Loan was $23.7 million, net of unamortized issuance cost of $0.4 million, and of which $1.3 million is scheduled for payment in the next 12 months. Due to the risk of non-compliance with certain financial covenants in the next 12 months, we presented our contractual long-term debt obligation of $22.8 million and $23.1 million as of March 31, 2023 and December 31, 2022, respectively, within the current portion of long-term debt on the unaudited condensed consolidated balance sheets. As of March 31, 2023, we were in discussion with the lenders to amend the debt agreement to mitigate the risk of non-compliance. Refer to Note 16 Subsequent events in the Notes to Unaudited Condensed Consolidated Financial Statements for further information about the amendment and subsequent termination of the JPMorgan Credit Agreement.
RESTATEMENT
The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and March 31, 2022. Restatement adjustments have also been made to the previously reported consolidated balance sheet as of December 31, 2022. For additional information and a detailed discussion of the restatement, see Note 1 (e) Restatement in the Notes to Unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS
The table below presents the historical consolidated statement of comprehensive loss as a percentage of revenues and year-over-year changes (dollars in thousands).

	Three months ended March 31,
	2023	% of net revenue	0	% of net revenue	Increase (Decrease)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net revenue	$69,812	100%	$71,990	100%	(3.0)%
Cost of revenue	47,318	68%	46,599	65%	1.5%
Gross profit	22,494	32%	25,391	35%	(11.4)%
Operating expenses:
Research and product development	14,851	21%	11,844	16%	25.4%
Selling, marketing, general and administrative	24,781	35%	17,742	25%	39.7%
Restructuring and other charges	4,152	6%	436	1%	852.3%
Amortization of intangible assets	1,271	2%	294	1%	332.3%
Total operating expenses	45,055	64%	30,316	43%	48.6%
Operating loss	(22,561)	(32)%	(4,925)	(8)%	358.1%
Interest expense, net	(792)	(1)%	(90)	—%	780.0%
Other income (expense), net	728	1%	(800)	(1)%	(191.0)%
Loss before income taxes	(22,625)	(32)%	(5,815)	(9)%	289.1%
Income tax provision	1,192	2%	1,771	2%	(32.7)%
Net loss	$(23,817)	(34)%	$(7,586)	(11)%	214.0%
Net Revenue
The following table presents our revenues by product technology (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)
	(As Restated)	(As Restated)	(As Restated)
Access Networking Infrastructure	$58,496	$67,412	(13.2)%
Cloud Software & Services	11,316	4,578	147.2%
Total	$69,812	$71,990	(3.0)%
Our revenue from sales of access networking infrastructure products includes Access Edge, Optical Edge, and Subscriber Edge network solutions. Our cloud software and services revenue represents revenue from our Cloud Software solutions including DZS Xtreme, Expresse and CloudCheck software, and revenue from maintenance and other professional services associated with product shipments.
For the three months ended March 31, 2023, access networking infrastructure revenue decreased by 13.2% or $8.9 million to $58.5 million from $67.4 million in the same period last year. The decrease was primarily attributable to lower spending levels from our major customers in Asia. The increase in cloud software and services revenue was primarily due to the revenue related to the ASSIA Acquisition.

The following table presents our revenues by geographical concentration (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)
	(As Restated)	(As Restated)	(As Restated)
Americas	$24,975	$22,924	8.9%
Europe, Middle East, Africa	18,406	16,393	12.3%
Asia	26,431	32,673	(19.1)%
Total	$69,812	$71,990	(3.0)%
Our geographic diversification reflects the combination of market demand, a strategic focus on capturing market share through new customer wins and new product introductions.
The decrease in net revenue for the three months ended March 31, 2023 was attributable to decreased revenue in Asia driven by decreased spending levels from our major customers in the region, partially offset by the revenue related to the ASSIA Acquisition.
For the three months ended March 31, 2023, two customers accounted for 13% and 16% of net revenue. For the three months ended March 31, 2022, three customers accounted for 15%, 14%, and 13% of net revenue, respectively.
We anticipate that our results of operations in any given period may depend to a significant extent on sales to a small number of large customers. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.
Cost of Revenue and Gross Profit
Total cost of revenue increased by 1.5% to $47.3 million for the three months ended March 31, 2023, compared to $46.6 million for the three months ended March 31, 2022. Total cost of revenue was 67.8% of net revenue for the three months ended March 31, 2023, compared to 64.7% of net revenue for the three months ended March 31, 2022, which resulted in a decrease in gross profit percentage to 32.2% for the three months ended March 31, 2023 from 35.3% for the three months ended March 31, 2022. The decrease in total cost of revenue was primarily due to the decrease in sales volume. The gross profit percentage decrease was primarily due to the change in number and mix of products sold, as certain lower margin projects anticipated in later quarters were accelerated into the first quarter, and certain higher margin projects were deferred to later quarters, which was partially offset by higher margins on software sales related to the ASSIA Acquisition.
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
Interest Income (Expense), net: Interest income (expense) relates mainly to earnings from our cash and cash equivalents, interest expense associated with the credit facilities and amortization of debt issuance costs associated with obtaining such credit facilities. For the three months ended March 31, 2023, the Company recorded $0.8 million interest expense, net. For the three months ended March 31, 2022, the Company recorded $0.1 million of interest expense, net.
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
Income Tax Provision: Income tax provision for the three months ended March 31, 2023 was approximately $1.2 million on pre-tax loss of $22.6 million. Income tax provision for the three months ended March 31, 2022 was approximately $1.8 million on pre-tax loss of $5.8 million.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to Note 1 Organization and Summary of Significant Accounting Policies in the Notes to our Audited Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended December 31, 2022, as supplemented by Note 1 Organization and Summary of Significant Accounting Policies of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.
LIQUIDITY AND CAPITAL RESOURCES
Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and issuance of equity or debt instruments, based on our operating requirements and market conditions.
The following table summarizes the information regarding our cash and cash equivalents and working capital (in thousands):

	March 31, 2023	December 31, 2022
Unrestricted cash and cash equivalents	$28,892	$34,347
Working capital (As Restated)	$68,806	$89,658
As of March 31, 2023, we had $68.8 million of working capital and $28.9 million in unrestricted cash and cash equivalents, which included $13.3 million in cash balances held by our international subsidiaries.
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

Due to the risk of non-compliance with certain financial covenants in the next 12 months, we presented our contractual long-term debt obligation of $22.8 million and $23.1 million as of March 31, 2023 and December 31, 2022, respectively, within the current portion of long-term debt on the unaudited condensed consolidated balance sheets. As of March 31, 2023, we were in discussion with the lenders to amend the debt agreement to mitigate the risk of non-compliance. Refer to Note 16 Subsequent events in the Notes to Unaudited Condensed Consolidated Financial Statements for further information about the amendment and subsequent termination of the JPMorgan Credit Agreement.
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
The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Three months ended March 31,
	2023	2022
	(As Restated)	(As Restated)
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(15,169)	$(10,732)
Net cash provided by (used in) investing activities	1,015	(1,317)
Net cash provided by (used in) financing activities	6,610	(22)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	96	(903)
Net change in cash, cash equivalents and restricted cash	$(7,448)	$(12,974)
Cash, cash equivalents and restricted cash at beginning of period	$38,464	$53,639
Cash, cash equivalents and restricted cash at end of period	$31,016	$40,665
Operating Activities
Net cash used in operating activities increased by $4.4 million to $15.2 million for the three months ended March 31, 2023 from net cash used in operating activities of $10.7 million for the three months ended March 31, 2022. The increase in cash used in operating activities was primarily due to an increase in research and development expenses, sales and marketing expense, and restructuring expenses related to the Fabrinet transition.
Investing Activities
Net cash provided by investing activities totaled $1.0 million for the three months ended March 31, 2023 and consisted primarily of cash received from the sale of manufacturing equipment as part of transition to Fabrinet. This is in comparison to net cash used in investing activities of $1.3 million for the three months ended March 31, 2022 which consisted primarily of purchases of property and equipment.
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
Our accounts receivable represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of March 31, 2023, no customers represented more than 10% of net accounts receivable. Net accounts receivables from customers in countries other than the United States represented 81% of such receivables. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt obligations.
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
Foreign exchange rate fluctuations may also adversely impact our financial position as the assets and liabilities of our foreign operations are translated into USD in preparing our unaudited condensed consolidated balance sheets. The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ended March 31, 2023 was a net translation loss of $1.9 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive loss. If USD had appreciated or depreciated by 10% relative to KRW, JPY, EUR, and GBP, our net assets as of March 31, 2023 would have decreased or increased by approximately $3.0 million, respectively.
We have certain assets and liabilities, primarily inter-company loans, that are denominated in currencies other than the relevant entity’s functional currency. Our intercompany loans are primarily denominated in USD and EUR. Changes in the functional currency value of these balances create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated assets and liabilities are recognized each period within “Other income (expense), net” in our unaudited condensed consolidated statement of comprehensive loss. During the three months ended March 31, 2023, we recognized approximately $0.3 million of gain related to the intercompany loans denominated in foreign currencies. If USD had appreciated or depreciated by 10% relative to EUR, our net income for the first three months of 2023 would have decreased or increased by approximately $2.0 million, respectively.
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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q/A. The evaluation was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. In the course of the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due to the existence of unremediated material weaknesses in internal control over financial reporting described below.

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

Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of March 31, 2023, as a result of material weaknesses in the following areas:

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

Control Activities Related to Certain Business Processes

These material weaknesses contributed to the following additional material weaknesses related to the control activities within certain business processes:
•Asia Region - We did not operate effective controls across substantially all of the Asia region’s business processes that were in place to achieve timely, complete, and accurate financial accounting, reporting, and disclosures.
•Revenue Recognition - We did not appropriately design, implement and maintain effective controls over the revenue recognition process, relating to the proper application of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The root cause of these control gaps was the inadequate or ineffective process level controls (including but not limited to controls around capturing and managing changes to customer order terms in the company’s records, timely processing of customer product returns, oversight of 3rd party business partners, and evaluating non-standard customer shipping terms, and ensuring consistent commitment to integrity and ethical values in documenting and recording revenue arrangements.
•Information Produced by the Entity – We did not have effective controls over the adequate testing of reports used in the operation of controls.
•Income Tax Controls - We did not operate effective controls surrounding deferred tax assets and liabilities and timeliness of performance of controls.
•Information Technology General Controls – We did not operate effective information technology general controls (“ITGC’s”) in the areas of user access, segregation of duties, and data processing related to certain information technology systems.
•Delivery Terms - In the fourth quarter of 2022, the Company entered a significant sales agreement with an existing customer which was subject to unique delivery terms. In reviewing the accounting for the revenue transaction, our management identified a deficiency in the effectiveness of a control intended to properly document and review relevant facts in connection with revenue recognition related to such transaction. Accordingly, a material error was detected in recorded revenue in our 2022 preliminary consolidated financial statements as a result of this misapplication of U.S. GAAP. The December 31, 2022 consolidated financial statements included in the 2022 Form 10-K filed on March 10, 2023 and in our earnings press release filed on February 16, 2023 with our Current Report on Form 8-K were corrected prior to issuance.

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
As part of our commitment to strengthening our internal control over financial reporting, we have initiated or completed various personnel actions and remedial actions under the oversight of the Audit Committee, including:

•Initiated review and plan to enhance processes and controls around the IT environment and the use of key IT applications, including the storage, maintenance, the accessibility of transactional documentation, and the creation of key commercial documents within the Company’s Oracle system.
•Initiated review and plan to enhance processes and controls around internal control documentation and document retention.
•Review and design/improve the corporate compliance program', including:
◦Initiated a plan to Conduct an updated corporate risk assessment.
◦Completed a review, assessment, and update of the corporate code of conduct.
◦Issued statement from CEO on commitment to compliance and ethics and assess methods to regularly demonstrate effective “tone at the top” to foster culture of compliance
◦Plan to provide training to individuals who provide certifications or representations in connection with the company’s financial reporting on the meaning of the representations included therein.
◦Plan to develop and provide training throughout the organization on revenue recognition principles relating to the Company’s business, including specific training on issues discovered in the review.
◦Assessed, enhanced, and promoted the use of the whistleblower hotline, including making the hotline available to external parties
•Initiated an assessment and plan to enhance controls for corporate oversight of third-party manufacturers..
•Initiated a review and plan to assess the sufficiency of internal audit resources.
•Completed a review of all incentive and bonus compensation.
To address certain control activities related to material weakness in Revenue Recognition:
•Initiated a review and plan to improve internal controls and processes related to capturing and managing changes to transaction terms, including required documentation and approvals.
•Plan to evaluate the adequacy of internal controls related to warehousing provided in connection with product sales.
•Initiated a review and plan to improve internal controls and processes for customer refusal of delivery or indication of intent to return an order, including timely notification to designated accounting personnel.
•Plan to assess and enhance process for use of freight forwarders to address specific risks.
•Plan to assess and enhance corporate oversight of regional finance and accounting personnel.
•Plan to assess the adequacy of staffing in the accounting function.
•Plan to assess and enhance the contract review process to address financial reporting risk, including those related to inconsistencies in terms between the contract and transaction documents and non-standard transaction terms.
In addition to the remedial actions planned and undertaken under the oversight of the Audit Committee, we are in the process of, and continue to focus on, strengthening our internal controls over financial reporting to remediate the material weaknesses. Management’s additional initiated and completed remediation efforts for each identified material weakness include the following:

•Asia Region
On April 5, 2024, the Company consummated the sale of its Asia operations to Korea-based DASAN Networks Inc. (DNI) and therefore, no longer needs to maintain internal controls over financial reporting for operations in the Asia region.

•Revenue Recognition and Delivery Terms
Subsequent to the discovery of the revenue recognition material weakness, we initiated or completed the following remedial actions starting in the third quarter of 2023:
◦Initiated the design and implementation of enhanced internal controls surrounding identification, review and analysis of key transaction terms including documentation and approvals affecting revenue recognition for product sales orders to ensure that transactions are recorded in accordance with Company’s policies and GAAP.
◦Initiated an evaluation of the adequacy and efficacy of controls related to warehousing provided in connection with product sales.
◦Initiated an evaluation of the adequacy and efficacy of controls and processes for customer refusal of delivery or indication of intent to return an order, including timely notification to designated accounting personnel.
◦We have enhanced our quarterly contract review process by implementing a quarterly certification program to ensure timely communication of modification of transaction terms by sales and operations personnel to identify inconsistencies between the contract and transaction documents and non-standard transaction terms.
◦We implemented participation in revenue recognition training programs by Company personnel.
•Information Produced by the Entity
◦Completed a review of controls over reports as part of the Company’s Q1 2023 implementation of Oracle Cloud.
◦Initiated a plan to enhance documentation retention policies around report parameters
◦Initiated a review of all reports used in controls in order to fully identify the control owners and provide training on appropriate control performance and documentation.
•Income Tax Controls
◦Initiated our review of remedial actions to be taken to address the lack of sufficient and accurate support used in the preparation of the tax provision.
◦Initiated our review of remedial actions to be taken to address the lack of timeliness in the performance of existing controls over the preparation of the tax provision.
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
Changes in Internal Control over Financial Reporting
Except for the material weaknesses described above, no other change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In addition to the matters discussed above and the Notice discussed in Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements, from time to time, the Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company records an accrual for legal contingencies that it has determined to be probable to the extent that the amount of the loss can be reasonably estimated. The Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations and cash flows of the reporting period in which the ruling occurs, or future periods.
Item 1A. Risk Factors
A list of factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, “Risk Factors” in the 2022 Form 10-K/A. There have been no material changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in the 2022 Form 10-K/A.
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

10.4
Third Amendment to Credit Agreement, dated as of May 8, 2023, among DZS Inc., as Borrower, the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023).

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