Form 10-Q
period 2023-06-30
DZS INC.
filed 2024-08-13
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$9,662	$34,347
Restricted cash	913	3,969
Accounts receivable - trade, net of allowance for credit losses of $16,710 as of June 30, 2023 and $16,184 as of December 31, 2022	85,367	134,471
Other receivables	23,627	16,144
Inventories	115,329	94,288
Contract assets	590	576
Prepaid expenses and other current assets	9,585	7,410
Total current assets	245,073	291,205
Property, plant and equipment, net	6,694	9,478
Right-of-use assets from operating leases	10,541	12,606
Goodwill	12,594	12,594
Intangible assets, net	29,101	31,742
Other assets	16,487	15,536
Total assets	$320,490	$373,161
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$106,413	$118,667
Short-term debt – bank, trade facilities and secured borrowings	18,597	9,706
Current portion of long-term debt, net	23,355	24,073
Contract liabilities	13,489	18,705
Operating lease liabilities	4,856	4,834
Accrued and other liabilities	29,808	25,562
Total current liabilities	196,518	201,547
Contract liabilities - non-current	5,504	7,788
Operating lease liabilities - non-current	9,313	11,417
Pension liabilities	11,076	11,021
Other long-term liabilities	1,900	2,806
Total liabilities	224,311	234,579
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 72,000 and 36,000 shares authorized, 31,425 and 30,968 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively, at $0.001 par value	31	30
Preferred stock, $0.001 par value, 25,000 shares authorized and no shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	281,349	271,884
Accumulated other comprehensive loss	(7,877)	(4,662)
Accumulated deficit	(177,324)	(128,670)
Total stockholders’ equity	96,179	138,582
Total liabilities and stockholders’ equity	$320,490	$373,161
See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$60,348	$82,948	$130,160	$154,938
Cost of revenue	43,384	59,663	90,702	106,262
Gross profit	16,964	23,285	39,458	48,676
Operating expenses:
Research and product development	15,042	12,348	29,893	24,192
Selling, marketing, general and administrative	23,069	20,513	47,850	38,255
Restructuring and other charges	594	356	4,746	792
Impairment of long-lived assets	499	—	499	—
Amortization of intangible assets	1,321	464	2,592	758
Total operating expenses	40,525	33,681	85,580	63,997
Operating loss	(23,561)	(10,396)	(46,122)	(15,321)
Interest expense, net	(1,042)	(164)	(1,834)	(254)
Other income (expense), net	111	(63)	839	(863)
Loss before income taxes	(24,492)	(10,623)	(47,117)	(16,438)
Income tax provision	344	1,941	1,537	3,712
Net loss	(24,836)	(12,564)	(48,654)	(20,150)

Foreign currency translation adjustments (a)	(1,204)	(4,531)	(3,093)	(4,799)
Actuarial loss	(62)	—	(122)	—
Comprehensive loss	$(26,102)	$(17,095)	$(51,869)	$(24,949)
Net loss per share
Basic	$(0.80)	$(0.45)	$(1.56)	$(0.73)
Diluted	$(0.80)	$(0.45)	$(1.56)	$(0.73)
Weighted average shares outstanding
Basic	31,222	27,657	31,132	27,593
Diluted	31,222	27,657	31,132	27,593
(a)Includes net gain of $0.1 million and $0.2 million on intra-entity foreign currency transactions that are of a long-term investment nature for three and six months ended June 30, 2023. Includes net loss of $0.8 million and $1.2 million on intra-entity foreign currency transactions that are of a long-term investment nature for three and six months ended June 30, 2022.
See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Six months ended June 30, 2023:
Balance as of December 31, 2022	30,968	$30	$271,884	$(4,662)	$(128,670)	$138,582
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	134	1	(88)	—	—	(87)
Stock-based compensation	—	—	4,486	—	—	4,486
Net loss	—	—	—	—	(23,818)	(23,818)
Other comprehensive loss	—	—	—	(1,949)	—	(1,949)
Balance as of March 31, 2023	31,102	$31	$276,282	$(6,611)	$(152,488)	$117,214
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	323	—	741	—	—	741
Stock-based compensation	—	—	4,326	—	—	4,326
Net loss	—	—	—	—	(24,836)	(24,836)
Other comprehensive loss	—	—	—	(1,266)	—	(1,266)
Balance as of June 30, 2023	31,425	$31	$281,349	$(7,877)	$(177,324)	$96,179

Six months ended June 30, 2022:
Balance as of December 31, 2021	27,505	$27	$223,336	$(4,457)	$(86,999)	$131,907
Cumulative effect of ASC 326 adoption	—	—	—	—	(401)	(401)
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	98	—	156	—	—	156
Stock-based compensation	—	—	2,671	—	—	2,671
Net loss	—	—	—	—	(7,586)	(7,586)
Subsidiary dissolution	—	—	—	(68)	—	(68)
Other comprehensive loss	—	—	—	(268)	—	(268)
Balance as of March 31, 2022	27,603	$27	$226,163	$(4,793)	$(94,986)	$126,411
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	181	—	938	—	—	938
Stock-based compensation	—	—	2,868	—	—	2,868
Net loss	—	—	—	—	(12,564)	(12,564)
Other comprehensive loss	—	—	—	(4,531)	—	(4,531)
Balance as of June 30, 2022	27,784	$27	$229,969	$(9,324)	$(107,550)	$113,122
See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(48,654)	$(20,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,529	2,442
Impairment of long-lived assets and non-cash restructuring	499	—
Amortization of deferred financing costs	175	72
Stock-based compensation	8,812	5,539
Provision for inventory write-down	3,570	1,072
Provision for credit losses, net of recoveries	412	(896)
Provision for sales returns	839	2,080
Provision for warranty expense	105	183
Unrealized loss on foreign currency transactions	1,417	711
Subsidiary dissolution	—	(68)
Loss (gain) on disposal of property, plant and equipment	54	(68)
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	51,750	(9,605)
Other receivable	(8,577)	(4,405)
Inventories	(27,413)	(26,023)
Contract assets	(14)	818
Prepaid expenses and other assets	(1,722)	(2,420)
Accounts payable	(14,951)	19,122
Contract liabilities	(7,405)	1,040
Accrued and other liabilities	607	(379)
Net cash used in operating activities	(35,967)	(30,935)
Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment and other assets	1,829	65
Purchases of property, plant and equipment	(1,196)	(1,764)
Acquisition of business, net of cash acquired	—	(22,297)
Net cash provided by (used in) investing activities	633	(23,996)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	25,000
Repayments of long-term borrowings	(625)	—
Proceeds from short-term borrowings and line of credit, net	11,710	—
Proceeds from related party term loan	7,068	—
Repayments of related party term loan	(9,580)	—
Payments for debt issue costs	(197)	(771)
Payments of contingent consideration	(347)	—
Proceeds from exercise of stock awards and employee stock plan purchases	654	1,094
Net cash provided by financing activities	8,683	25,323
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,089)	(889)
Net change in cash, cash equivalents and restricted cash	(27,740)	(30,497)
Cash, cash equivalents and restricted cash at beginning of period	38,464	53,639
Cash, cash equivalents and restricted cash at end of period	$10,724	$23,142

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$9,662	$17,125
Restricted cash	913	5,862
Long-term restricted cash	149	155
	$10,724	$23,142

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest - bank and trade facilities	$1,402	$36
Interest - related party	$121	$—
Income taxes	$640	$749
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

(e) Disaggregation of Revenue
The following table presents revenues by product technology (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Access Networking Infrastructure	$48,610	$75,203	$107,105	$142,615
Cloud Software & Services	11,738	7,745	23,055	12,323
Total	$60,348	$82,948	$130,160	$154,938
The following table present revenues by geographical concentration (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Americas	$15,056	$28,417	$40,031	$51,341
Europe, Middle East, Africa	15,283	13,351	33,689	29,744
Asia	30,009	41,180	56,440	73,853
Total	$60,348	$82,948	$130,160	$154,938
(f) Concentration of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash, accounts receivables, and contract assets. Cash, cash equivalents and restricted cash consist of financial deposits and money market accounts that are principally held with various domestic and international financial institutions with high credit standing. As of June 30, 2023, the Company had cash accounts in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits.
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
Activity under the Company’s allowance for credit losses consists of the following (in thousands):

	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$16,184	$17,735
Charged to expense, net of recoveries	412	(896)
Utilization and write off	—	—
Cumulative effect of ASC 326 adoption	—	401
Foreign currency exchange impact	114	(936)
Balance at end of period	$16,710	$16,304
For the three and six months ended June 30, 2023, one customer accounted for 15% and 14% of net revenue, respectively. For the three months ended June 30, 2022, two customers accounted for 10% and 13% of net revenue. For the six months ended June 30, 2022, two customers accounted for 12% and 13% of net revenue.
As of June 30, 2023 and December 31, 2022, no customers represented more than 10% of net accounts receivable.
As of June 30, 2023 and December 31, 2022, net accounts receivables from customers in countries other than the United States represented 79% and 85%, respectively.

In 2017, the Company entered into an agreement with a customer in India to supply product for a state sponsored broadband project. The Company substantially completed its obligations under the agreement in 2018. The Company billed the customer, which is a state government sponsored entity, approximately $59.0 million and collected payments of approximately $41.7 million by December 31, 2020. In late March 2021, the customer’s state government parent experienced difficulty passing a budget impacting the ability of the customer to make remaining agreed-upon payments to us. In light of this development, the Company recorded an allowance that covered the entire balance unpaid by the customer. Subsequent to March 2021, the Company recovered approximately $2.5 million of accounts receivable related to the customer. As of June 30, 2023 the Company has a recorded allowance for doubtful accounts of $13.1 million related to this receivable. The Company will continue to pursue collection of the entire outstanding balance and any amounts collected will be recognized in the period which they are received. In the event the Company’s efforts to collect from this customer prove unsuccessful, DZS may seek payment through other means, including through legal action.
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
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which aims to address requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. The amendments in this ASU address the investor requests for more transparency of income tax information and apply to all entities that are subject to income taxes. The ASU is effective for years beginning after December 15, 2024, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. Management is currently evaluating the impact of the changes required by the new standard on the Company's financial statements and related disclosures.

In March 2024, the SEC issued Release Nos. 33-11275; 34-99678 "The Enhancement and Standardization of Climate-Related Disclosures for Investors", which require registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The compliance date for this release was scheduled to be fiscal year 2027 for smaller reporting companies. On April 4, 2024, the SEC voluntarily stayed implementation of this new rule pending judicial review. The Company is currently analyzing the impact that the new climate-related rules will have on its consolidated financial statements and related disclosures.
(2) Business Combinations
ASSIA Acquisition
On May 27, 2022, the Company acquired certain assets and liabilities of Adaptive Spectrum and Signal Alignment, Incorporated, an industry pioneer of broadband access quality-of-experience and service assurance software solutions (the “ASSIA Acquisition”). The core assets acquired include the CloudCheck® Wi-Fi experience management and Expresse® access network optimization software solutions.
The initial purchase consideration was $25.0 million, including a $2.5 million holdback that was released during the third quarter of 2023. In October 2022, the Company agreed to pay an additional $1.35 million of purchase consideration to settle certain unresolved matters related to the ASSIA Acquisition.
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
The following summarizes the final fair values of the assets acquired and liabilities assumed at the date of the ASSIA Acquisition (in thousands):

Allocation of purchase consideration
Cash and cash equivalents	$203
Accounts receivable	2,322
Other assets	407
Right-of-use assets	2,172
Property, plant and equipment	232
Intangible assets	30,200
Accounts payable	(75)
Contract liabilities	(12,192)
Operating lease liabilities	(2,612)
Accrued and other liabilities	(756)
Goodwill	6,449
Total purchase consideration	$26,350
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
The following table reconciles the beginning and ending balances of the Company’s Level 3 contingent liability (in thousands):

	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$1,156	$2,121
Cash payments	(347)	(558)
Net change in fair value	(214)	(303)
Balance at end of period	$595	$1,260

(4) Cash, Cash Equivalents and Restricted Cash
As of June 30, 2023 and December 31, 2022, the Company's cash, cash equivalents and restricted cash consisted of financial deposits. Cash, cash equivalents and restricted cash held within the U.S. totaled $3.2 million and $24.9 million as of June 30, 2023 and December 31, 2022, respectively. Cash, cash equivalents and restricted cash held within the U.S. are held at FDIC insured depository institutions. Cash, cash equivalents and restricted cash held outside the U.S. totaled $7.5 million and $13.6 million as of June 30, 2023 and December 31, 2022, respectively. Restricted cash consisted primarily of cash collateral for performance bonds and warranty bonds. Long-term restricted cash was $0.1 million and $0.2 million as of June 30, 2023 and December 31, 2022, respectively, and is included in other assets on the unaudited condensed consolidated balance sheets.
(5) Balance Sheet Details
Balance sheet detail as of June 30, 2023 and December 31, 2022 is as follows (in thousands):
Inventories

	June 30, 2023	December 31, 2022
Raw materials	$43,185	$37,354
Work in process	954	1,049
Finished goods	71,190	55,885
Total inventories	$115,329	$94,288
Inventories are stated at the lower of cost or net realizable value, with cost being computed based on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. Finished goods include deferred cost of revenue of $26.3 million and $16.4 million as of June 30, 2023 and December 31, 2022, respectively.
Provision for inventory write-down was $2.5 million and $3.6 million for the three and six-month periods ended June 30, 2023, respectively and $0.4 million and $1.1 million for the three and six-month periods ended June 30, 2022, respectively.
Property, plant and equipment

	June 30, 2023	December 31, 2022
Machinery and equipment	$13,547	$17,214
Leasehold improvements	2,408	5,683
Computers and software	4,579	4,713
Furniture and fixtures	2,105	1,748
Construction in progress and other	596	1,264
	23,235	30,622
Less: accumulated depreciation and amortization	(16,491)	(21,062)
Less: government grants	(50)	(82)
Total property, plant and equipment, net	$6,694	$9,478
Depreciation expense associated with property, plant and equipment for the three and six months ended June 30, 2023 was $0.7 million and $1.9 million, respectively. Depreciation expense associated with property, plant and equipment for the three and six months ended June 30, 2022 was $0.9 million and $1.7 million, respectively.

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

	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$1,896	$1,980
Charged to cost of revenue	105	183
Claims and settlements	(113)	(229)
Foreign currency exchange impact	18	(53)
Balance at end of period	$1,906	$1,881
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
The opening and closing balances of current and long-term contract assets and contract liabilities related to contracts with customers are as follows:

	Contract assets	Contract liabilities
December 31, 2022	$576	$26,493
June 30, 2023	$590	$18,993
The decrease in contract liabilities during the six months ended June 30, 2023 was primarily due to the revenue recognition criteria being met for previously deferred revenue, partially offset by invoiced amounts that did not yet meet the revenue recognition criteria. The amount of revenue recognized in the six months ended June 30, 2023 that was included in the prior period contract liability balance was $13.0 million. The amount of revenue recognized in the six months ended June 30, 2022 that was included in the prior period contract liability balance was $2.9 million, This revenue consists of services provided to customers who had been invoiced prior to the current year. We expect to recognize approximately 71% of outstanding contract liabilities as revenue over the next 12 months and the remainder thereafter.
The balance of contract cost deferred as of June 30, 2023 and December 31, 2022 was $0.9 million and $1.0 million, respectively. During the six months ended June 30, 2023, the Company recorded $0.5 million in amortization related to contract cost deferred as of December 31, 2022. During the six months ended June 30, 2022, the Company recorded $0.5 million in amortization related to contract cost deferred as of December 31, 2021.
(6) Goodwill and Intangible Assets
The following table summarizes the activity related to goodwill (in thousands):

	June 30,
	2023	2022
Balance at beginning of period, gross	$13,597	$7,148
Accumulated impairment at beginning of period	(1,003)	(1,003)
Goodwill from acquisitions	—	15,445
Foreign currency exchange impact	—	29
Balance at end of period	$12,594	$21,619

Intangible assets consisted of the following (in thousands):

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$24,330	$(6,142)	$18,188
Customer backlog	5,100	(940)	4,160
Developed technology	11,207	(5,182)	6,025
In-process research and development	890	(429)	461
Tradenames	300	(33)	267
Total intangible assets, net	$41,827	$(12,726)	$29,101

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$24,330	$(4,759)	$19,571
Customer backlog	5,100	(506)	4,594
Developed technology	11,207	(4,463)	6,744
In-process research and development	890	(340)	550
Tradenames	300	(17)	283
Total intangible assets, net	$41,827	$(10,085)	$31,742
Amortization expense associated with intangible assets for the three and six months ended June 30, 2023 was $1.3 million and $2.6 million, respectively. Amortization expense associated with intangible assets for the three and six months ended June 30, 2022 was $0.5 million and $0.8 million, respectively.
The following table presents the future amortization expense of the Company’s intangible assets as of June 30, 2023 (in thousands):

Remainder of 2023	$2,641
2024	5,283
2025	5,278
2026	4,095
2027	3,143
Thereafter	8,661
Total	$29,101

(7) Debt
The following table summarizes the Company’s debt (in thousands):

	June 30, 2023	December 31, 2022
JPMorgan Term Loan, long-term	$—	$—
JPMorgan Term Loan, current portion	23,750	24,375
Unamortized debt issuance costs	(395)	(302)
Long-term debt, including current portion	$23,355	$24,073
JPMorgan Revolving Credit Facility	$11,000	$4,000
Bank and Trade Facilities - Foreign Operations	4,558	—
DNI Related Party Loan	3,039	5,706
Short-term debt and credit facilities	$18,597	$9,706
Total Debt	$41,952	$33,779
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

On May 8, 2023, the Company entered into the Third Amendment to the Credit Agreement (the "Third Amendment"), which amends the Credit Agreement dated February 9, 2022 (as previously amended on May 27, 2022 and February 15, 2023). The Third Amendment, among other things, (1) modifies the financial covenants to eliminate the minimum EBITDA (as defined in the Credit Facility) of ($1 million) for the fiscal quarter ending March 31, 2023, (2) decreases the calculation of the borrowing base by $5 million through June 30, 2023 and an additional $5 million thereafter, (3) reduces the amount of the Revolving Credit Facility commitment to $25 million effective June 15, 2023, and (4) increases the applicable margin for adjusted term SOFR borrowings and prime rate borrowings to 4.5% and 3.5%, respectively, when the Company’s leverage ratio exceeds 2.50 to 1.00.
As of June 30, 2023, the Company's debt obligation under the Term Loan was $23.4 million, net of unamortized issuance cost of $0.4 million, and of which $1.3 million is scheduled for payment in the next 12 months. The Company had $11.0 million outstanding debt and $1.4 million in letters of credit issued under the Revolving Credit Facility as of June 30, 2023, and, after entering into the Third Amendment, $7.6 million was available to the Company for additional borrowing under the Revolving Credit Facility.
Due to the risk of non-compliance with certain financial covenants and subsequent termination of the JPM Credit Agreement, we presented our contractual long-term debt obligation of $22.5 million and $23.1 million as of June 30, 2023 and December 31, 2022, respectively, within the current portion of long-term debt on the unaudited condensed consolidated balance sheets. Refer to Note 16 Subsequent events for further information about the subsequent termination of the JPMorgan Credit Agreement.
The future principal maturities of the Company's debt obligations for each of the next five years was as follows as of June 30, 2023 (in thousands):

Remainder of 2023	$625
2024	1,563
2025	1,875
2026	2,188
2027	17,499
Total	$23,750
Related Party Debt
On October 31, 2022, DNS Korea, the Company’s wholly-owned subsidiary, entered into a Loan Agreement with Dasan Networks, Inc. ("DNI") (the “November 2022 DNI Loan”). The November 2022 DNI Loan was negotiated and approved on behalf of the Company and its subsidiaries by the audit committee of the Board of Directors of the Company which consists of directors determined to be independent from DNI. The November 2022 DNI Loan consisted of a term loan in the amount of KRW 7.2 billion ($5.0 million USD), with interest payable monthly at an annual rate of 6.0%.
In the first quarter of 2023, the entire outstanding balance on the November 2022 DNI Loan was repaid and DNS Korea entered into a new short-term loan arrangement with DNI (the “February 2023 DNI Loan”) and borrowed KRW 5.0 billion ($4.1 million USD), with interest payable monthly at an annual rate of 7.0%.
In the second quarter of 2023, the entire outstanding balance on the February 2023 DNI Loan was repaid and DNS Korea entered into a new short-term loan arrangement with DNI (the “May 2023 DNI Loan”) and borrowed KRW 4.0 billion ($3.0 million USD), with interest payable monthly at an annual rate of 7.0%. The Company's debt obligation under the May 2023 DNI Loan was KRW 4.0 billion ($3.0 million USD) as of June 30, 2023. The entire outstanding balance on the May 2023 DNI Loan was repaid in the third quarter of 2023.
As security for the May 2023 DNI Loan, DNS Korea granted a security interest to DNI in inventory of KRW 35.0 billion ($26.6 million USD) in its Janghowon warehouse, which should be maintained at a minimum of KRW 10.0 billion ($7.6 million USD), and account receivable for one certain customer in the amount of KRW 4.9 billion ($3.7 million USD).
Bank and Trade Facilities - Foreign Operations
Industrial Bank of Korea
On March 30, 2023, DNS Korea entered into a Loan Agreement with Industrial Bank of Korea (the “IBK Loan”). The IBK Loan consisted of a short-term loan in the amount of KRW 1.2 billion ($0.9 million USD) with interest payable monthly at an annual rate of 6.3%. The entire outstanding balance on the IBK Loan was repaid in the second quarter of 2023.

Shinhan Bank
On June 15, 2023, DNS Korea entered into a Loan Agreement with Shinhan Bank (the “Shinhan Loan”). The Shinhan Loan consisted of a short-term loan in the amount of KRW 6.0 billion ($4.7 million USD) with interest payable monthly at an annual rate of 5.2%. The Company's debt obligation under the Shinhan Loan was KRW 6.0 billion ($4.6 million USD) as of June 30, 2023.
(8) Employee Benefit Plans
Defined Contribution Plans
The Company maintains a 401(k) plan for its employees in the US whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company made discretionary contributions to the plan in 2022. For the three and six months ended June 30, 2023, the Company recorded an expense of $0.3 million and $0.5 million, respectively. For the three and six months ended June 30, 2022, the Company recorded an expense of $0.2 million and $0.4 million, respectively.
The Company maintains a defined contribution plan for its employees in Korea. Under the defined contribution plan, the Company contributes the equivalent of 8.3% of an employee's gross salary into the plan. For the three and six months ended June 30, 2023, the Company recorded an expense of $0.5 million and $0.8 million, respectively. For the three and six months ended June 30, 2022, the Company recorded an expense of $0.3 million and $0.6 million,
Defined Benefit Plans
The Company sponsors defined benefit plans for its employees in Germany and Japan. Defined benefit plans provide pension benefits based on compensation and years of service. The Germany plans were frozen as of September 30, 2003 and have not been offered to new employees after that date. The Company has recorded the underfunded status as of June 30, 2023 and December 31, 2022 as a long-term liability on the unaudited condensed consolidated balance sheets. The accumulated benefit obligation for the plans in Germany and Japan was $11.1 million and $11.0 million as of June 30, 2023 and December 31, 2022, respectively. Periodic benefit costs for the three and six months ended June 30, 2023 were $0.1 million and $0.2 million, respectively. Periodic benefit costs for the three and six months ended June 30, 2022 were $0.1 million and $0.2 million, respectively.
The Company holds pension insurance contracts, with the Company as beneficiary, in the amount of $2.1 million as of June 30, 2023 and $2.5 million as of December 31, 2022 related to individuals under the pension plans. The Company records these insurance contracts based on their cash surrender value at the balance sheet dates. These insurance contracts are classified as other assets on the Company’s unaudited condensed consolidated balance sheet. The Company intends to use any proceeds from these policies to fund the pension plans. However, since the Company is the beneficiary on these policies, these assets have not been designated pension plan assets.
(9) Restructuring and Other Charges
In 2021, the Company made the strategic decision to relocate manufacturing functions of DZS GmbH and Optelian to Seminole, Florida and to transition the above subsidiaries to sales and research and development centers. For the three and six months ended June 30, 2022, the Company recorded $0.4 million and $0.8 million of restructuring related costs, respectively, consisting primarily of logistics costs and professional services related to legal and accounting support. The restructuring of DZS GmbH and Optelian was completed in 2022 and no related restructuring costs were recorded for the three and six months ended June 30, 2023.
On September 17, 2022, DZS signed an agreement with Fabrinet, a third-party provider of electro-mechanical and electronic manufacturing and distribution services, to transition the sourcing, procurement, order-fulfillment, manufacturing and return merchandise authorization activities in the Company's Seminole, Florida facility to Fabrinet. The transition to Fabrinet began in October 2022 and substantially completed in the beginning of 2023. Post transition, the DZS Seminole, Florida-based operations, supply chain and manufacturing workforce was reduced by approximately two-thirds and the remaining team was relocated to an appropriately sized facility. For the three months ended June 30, 2023, the Company recorded $0.9 million of restructuring related costs, consisting of facility and labor costs of $0.6 million and other costs of $0.3 million. For the six months ended June 30, 2023, the Company recorded $4.4 million of restructuring related costs, consisting of freight costs of $0.9 million, facility and labor costs of $1.7 million, accelerated depreciation of manufacturing related assets of $0.4 million, inventory write-off of $0.5 million, and other costs of $0.9 million. The above expenses were included in restructuring and other charges on the unaudited condensed consolidated statement of comprehensive loss.

For the three and six months ended June 30, 2023, the Company also incurred $0.6 million of expedite fees and other elevated inventory related costs, which directly related to the Fabrinet transition. These costs were included in cost of revenue on the unaudited condensed consolidated statement of comprehensive loss.
For the three and six months ended June 30, 2023, the Company also incurred certain maintenance costs related to impaired facilities and non-capitalizable implementation costs related to replacement of the Company’s legacy enterprise resource planning and reporting software. The Company included such costs in restructuring and other charges on the unaudited condensed consolidated statement of comprehensive loss.
(10) Related Party Transactions
Related Party Debt
As of June 30, 2023, the Company had KRW 4.0 billion ($3.0 million USD) outstanding of the related party borrowing from DNI. See Note 7 Debt for additional information about the Company’s related party debt. DNI owns approximately 28.9% of the outstanding shares of the Company's common stock.
The following table sets forth payment guarantees of the Company's obligations as of June 30, 2023 that have been provided by DNI. The amount guaranteed exceeds the principal amounts of outstanding obligations due to collateral requirements by the banks.

Guarantor	Amount Guaranteed (in thousands)	Description of Obligations Guaranteed
Dasan Networks, Inc.	$5,471	Payment guarantee to Industrial Bank of Korea
Dasan Networks, Inc.	547	Payment guarantee to Shinhan Bank
	$6,018
Other Related Party Transactions
Net revenue, cost of revenue, operating expense, interest expense, net and other expenses to and from related parties were as follows (in thousands) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
Counterparty	Net revenue	Cost of revenue	Operating expense	Interest expense, net	Other expenses, net
Dasan Networks, Inc.	$131	$101	$220	$50	$10

	Three Months Ended June 30, 2022
Counterparty	Net revenue	Cost of revenue	Operating expense	Interest expense, net	Other expenses, net
Dasan Networks, Inc.	$718	$629	$316	$—	$16

	Six Months Ended June 30, 2023
Counterparty	Net revenue	Cost of revenue	Operating expense	Interest expense, net	Other expenses, net
Dasan Networks, Inc.	$284	$229	$514	$129	$26

	Six Months Ended June 30, 2022
Counterparty	Net revenue	Cost of revenue	Operating expense	Interest expense, net	Other expenses, net
Dasan Networks, Inc.	$916	$806	$723	$—	$33
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

DNS Korea has a lease agreement with DNI related to the lease of a warehouse facility. Operating lease cost related to the DNI lease totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively. Operating lease cost related to the DNI leases totaled $0.1 million and $0.4 million for the three and six months ended June 30, 2022, respectively. Operating lease expense is allocated between cost of revenue, research and product development, and selling, marketing, general and administrative expenses on the unaudited condensed consolidated statement of comprehensive loss. As of June 30, 2023, the right-of-use asset and operating lease liability related to DNI leases were $1.5 million. As of December 31, 2022, the right-of-use asset and operating lease liability related to DNI leases were $1.7 million.
The Company also pays a license fee under the Trademark License Agreement with DNI. The license fee is calculated as 0.4% of DNS Korea annual sales. For the three and six months ended June 30, 2023, license related expense were $0.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2022, license related expense were $0.1 million and $0.3 million, respectively. License related expense are included in selling, marketing, general and administrative expenses on the consolidated statements of comprehensive loss.
Interest expense represents interest paid to DNI for the related party debt. Interest due to DNI was included in accrued and other liabilities on the unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. See Note 7 Debt for additional information about the Company’s related party debt.
Other expenses represent charges from DNI for its payment guarantees relating to the Company's obligations. The Company pays DNI a guarantee fee which is calculated as 0.9% per annum of the guaranteed amount. Refer to the table above for further information about obligations guaranteed by DNI.
Balances of Receivables and Payables with Related Parties
Balances of receivables and payables arising from sales and purchases of goods and services with related parties as of June 30, 2023 and December 31, 2022 were included in the following balance sheet captions on the unaudited condensed consolidated balance sheets, as follows (in thousands):

	As of June 30, 2023
Counterparty	Account receivables	Other receivables	Loans Payable	Accounts payable	Accrued and other liabilities
Dasan Networks, Inc.	$364	$—	$3,039	$1,186	$333

	As of December 31, 2022
Counterparty	Account receivables	Other receivables	Loans Payable	Accounts payable	Accrued and other liabilities
Dasan Networks, Inc.	$943	$123	$5,706	$1,019	$483
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

The following table is a reconciliation of the numerator and denominator in the basic and diluted net loss per share calculation (in thousands, except per share data) for the three and six months ended June 30, 2023, and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(24,836)	$(12,564)	$(48,654)	$(20,150)
Weighted average number of shares outstanding:
Basic	31,222	27,657	31,132	27,593
Effect of dilutive securities:
Stock options, restricted stock units and share awards	—	—	—	—
Diluted	31,222	27,657	31,132	27,593
Net loss per share:
Basic	$(0.80)	$(0.45)	$(1.56)	$(0.73)
Diluted	$(0.80)	$(0.45)	$(1.56)	$(0.73)
The following table sets forth potential common stock that is not included in the diluted net loss per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Outstanding stock options	1,355	948	1,388	943
Unvested restricted stock units	2,534	214	1,182	236
(12) Leases
The Company leases certain properties and buildings (including manufacturing facilities, warehouses, and office spaces) and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists of operating leases which expire at various dates through 2028.
Assets and liabilities related to operating leases are included in the consolidated balance sheets as right-of-use assets from operating leases, operating lease liabilities - current and operating lease liabilities - non-current. The Company recognizes minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company amortizes this expense over the term of the lease beginning with the date of initial possession, which is the date the lessor makes an underlying asset available for use. For the three and six months ended June 30, 2023, the Company recognized lease expense of $1.5 million and $2.4 million, respectively. For the three and six months ended June 30, 2022, the Company recognized lease expense of $0.9 million and $2.0 million, respectively.
During the second quarter of 2023, the Company recorded an impairment charge of $0.5 million for the right-of use assets from operating leases in connection with vacating a part of its office space in Plano, Texas, following the reduction in administrative personnel.
The following table presents the Company's future contractual rent obligations as of June 30, 2023 (in thousands):

Remainder of 2023	$2,818
2024	5,118
2025	3,580
2026	2,241
2027	1,130
Thereafter	693
Total operating lease payments	15,580
Less: imputed interest	(1,411)
Total operating lease liabilities	$14,169

(13) Commitments and Contingencies
Performance Guarantees
In the normal course of operations, from time to time, the Company arranges for the issuance of various types of performance guarantees, such as standby letters of credit or surety bonds. These instruments are arrangements under which the financial institution or surety provides a financial guarantee that the Company will perform in accordance with contractual or legal obligations. As of June 30, 2023, the Company had $12.7 million of performance guarantees in the form of bank guarantees or surety bonds guaranteed by third parties.
Trade Compliance Matter
During the first quarter of 2022, DASAN India Private Limited ("DIPL"), an indirect subsidiary of the Company, received a notice letter from the Office of the Commissioner of Customs, Chennai II of the India Department of Revenue (the “Notice”) claiming DIPL had allegedly mis-declared and incorrectly classified certain products imported to India by DIPL at the time of clearance of customs. The Notice claims that due to such mis-declaration and incorrect classification of the imported products, the Company and its contract manufacturer in India underpaid duties approximating INR 299.6 million ($3.6 million USD based on exchange rates as of June 30, 2023) related to such products. The documents relied upon in the Notice were requested by the Company, however they are yet to be received. In the second quarter of 2023, the Company received a second notice letter issued by the Office of the Principal Commissioner of Customs (Air Cargo) Complex, Chennai VII Commissionerate claiming the alleged underpaid duties approximated INR 389.3 million ($4.7 million based on exchange rates as of June 30, 2023). The two notice letters cover substantially the same shipments and overlap in scope. As we have not yet received the full contents of the Notice, we are unable to estimate a potential loss related to this matter, if any, which could range up to the full amount of the alleged unpaid duties, plus penalties and interest. In the beginning of 2024, the Company divested its certain subsidiaries in Asia, including DIPL. Following the divestiture, any litigation and claims related to the divested subsidiaries are no longer an obligation of the Company. Refer to Note 16 Subsequent Events for additional information about the divestiture.
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
(14) Income Taxes
Income tax provision for the three months ended June 30, 2023 was approximately $0.3 million on pre-tax loss of $24.5 million. Income tax provision for the six months ended June 30, 2023 was approximately $1.5 million on pre-tax loss of $47.1 million. Income tax provision for the three months ended June 30, 2022 was approximately $1.9 million on pre-tax loss of $10.6 million. Income tax provision for the six months ended June 30, 2022 was approximately $3.7 million on pre-tax loss of $16.4 million.
As of June 30, 2023, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in North America, EMEA and Asia, mandatory R&D expense capitalization in the U.S., and foreign and state income tax rate differentials. Consistent with the prior periods, the Company continued to maintain valuation allowances in North America, EMEA and Asia.
The total amount of unrecognized tax benefits, including interest and penalties, as of June 30, 2023 was $5.2 million. There were no significant changes to unrecognized tax benefits during the three months ended June 30, 2023. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months.
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
The Company's property, plant and equipment, net of accumulated depreciation, were located in the following geographical areas (in thousands) as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
United States	$3,478	$5,725
Korea	2,408	2,706
Japan	553	644
Canada	—	157
Germany	70	110
Other	185	136
	$6,694	$9,478

(16) Subsequent Events

On September 12, 2023 and September 22, 2023, DASAN Network Solutions, Inc., a Korea corporation, as borrower (“DNS Korea”), entered into two Loan Agreements (the “DNI Loan Agreements”) with related party DNI, as lender, DZS California, Inc., a California corporation, as collateral provider, and DZS Inc. DNS Korea is an indirect subsidiary of the Company. Pursuant to the DNI Loan Agreements, DNS Korea received two three-year term loans in an aggregate principal amount equal to 39.6 billion South Korean Won (“KRW”), the equivalent of $29.9 million as of the date of the transactions. The net proceeds under the DNI Loan Agreements were used to repay the outstanding obligations under the JPM Credit Agreement, and the JPM Credit Agreement was terminated on December 14, 2023.

On December 29, 2023, the Company, as borrower, entered into a Loan Agreement (the “EdgeCo Loan Agreement”) with EdgeCo, LLC (“EdgeCo”), as lender. Pursuant to the EdgeCo Loan Agreement, the Company received a three-year term loan in an aggregate principal amount equal to $15.0 million. The principal amount of the Loan is payable on December 29, 2026 and bears interest at a fixed rate of 13.0% per annum. In connection with the EdgeCo Loan Agreement, the Company also entered into a Warrant Agreement (the “Warrant Agreement”), dated as of December 29, 2023, by and between the Company and EdgeCo, that issued a warrant to EdgeCo to subscribe for 6,100,000 shares of Common Stock at an exercise price of $1.84 per share.

On December 29, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with IV Global Fund No. 4, a Korean limited partnership (“IV Global Fund”). The general partner of IV Global Fund, Invites Ventures Co., Ltd., and its limited partners are affiliates of DNI. Pursuant to the Securities Purchase Agreement, the Company agreed to issue 5,434,783 shares (the “Private Placement Shares”) of Common Stock to IV Global Fund, at a purchase price of $1.84 per share, for an aggregate purchase price of $10.0 million. The issuance and sale of the Private Placement Shares was consummated on January 3, 2024.
On January 5, 2024, the Company and DZS California Inc. (“DZS California”), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with DNI. Pursuant to the Stock Purchase Agreement, DZS California sold to DNI all of the equity interests in DASAN Network Solutions, Inc., a Korean company (“DNS Korea”), D-Mobile Limited, a Chinese company, DZS Vietnam Company Limited, a Vietnamese company, Dasan India Private Limited, an Indian company, and DZS Japan, Inc., a Japanese company (the “Asia Sale”). The purchase price for the divestiture consisted of $3.8 million cash, net of certain adjustments, and the elimination of approximately $34 million in debt owed to DNI as of the transaction date. DNI also assumed all DNS Korea's debt obligations to foreign banks outstanding as of the transaction date. The Asia Sale closed on April 5, 2024.
On May 3, 2024, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Casa Communications Holdings Pty Ltd, a private limited company registered in New South Wales, Australia (the “Seller”). Pursuant to the Share Purchase Agreement, the Company acquired all of the issued and outstanding share capital of Netcomm Wireless Pty Ltd, a private limited company registered in New South Wales, Australia (“Netcomm”) for a purchase price of approximately $8.1 million paid in cash. The purchase price also included a contingent consideration component based on the satisfaction of certain revenue thresholds for the period from January 1, 2024 to December 31, 2024. The maximum contingent consideration payable from the Company to the Seller is $3.0 million. The acquisition closed on June 1, 2024.
On May 31, 2024, the Company, as borrower, entered into a Loan Agreement (the “EdgeCo Second Loan Agreement”) with EdgeCo, LLC, as lender. Pursuant to the EdgeCo Second Loan Agreement, the Company received a three-year term loan in an aggregate principal amount equal to $15.0 million. The principal amount of the Loan is payable on May 31, 2027 and bears interest at a fixed rate of 13.0% per annum. In connection with the EdgeCo Second Loan Agreement, the Company also entered into a Warrant Agreement, dated as of May 31, 2024, by and between the Company and EdgeCo, that issued a warrant to EdgeCo to subscribe for 6,100,000 shares of Common Stock at an exercise price of $0.9095 per share. The loan was primarily used to finance the acquisition of Netcomm and provide working capital to Netcomm.

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
Our solutions and platforms portfolio include products in Access Edge, Subscriber Edge, Optical Edge, and Cloud Software.
•Access Edge. Our DZS Velocity portfolio offers a variety of solutions for carriers and service providers to connect residential and business customers, either using high-speed fiber or leveraging their existing deployed copper networks to offer broadband services to customer premises. Once our broadband access products are deployed, the service provider can offer voice, high-definition and ultra-high-definition video, high speed internet access and business class services to their customers. In addition, the switching and routing products we provide in this space offer a high-performance and manageable solution that bridges the gap from carrier access technologies to the core network. XCelerate by DZS increases the velocity with which service providers can leap to multi-gigabit services at scale by enabling rapid transition from Gigabit Ethernet Passive Optical Network to 10 Gigabit Symmetrical Passive Optical Network (“XGS-PON”) and Gigabit Ethernet to 10 Gigabit Ethernet via any service port across a range of existing DZS Velocity chassis and 10 gigabit optimized stackable fixed form factor units.

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
•Optical Edge. Our DZS Chronos and DZS Saber portfolios provide robust, manageable and scalable solution for mobile operators and service providers that enable them to upgrade their mobile fronthaul/midhaul/backhaul (“xHaul”) systems and migrate to fifth generation wireless technologies (“5G”) and beyond as well as deliver robust edge transport. DZS Chronos provides a full range of 5G-ready xHaul and coherent optical capable solutions that are open, software-defined, and field proven. Our mobile xHaul and edge transport products may be collocated at the radio access node base station and can aggregate multiple radio access node base stations into a single backhaul for delivery of mobile traffic to the radio access node network controller or be leveraged as transport vehicles for FTTx deployments. Our products support pure Ethernet switching as well as layer 3 IP and Multiprotocol Label Switching, and we interoperate with other vendors in these networks. Our DZS Saber portfolio provides high bandwidth optical transport and services, enabling service providers to push high bandwidth transport closer to their subscribers near the edge of their networks. Complementary to the growth of high bandwidth technologies like XGS-PON and 5G mobile at the access edge, DZS Saber products leverage environmentally hardened dense wavelength-division multiplexing (DWDM) coherent optics to deliver transport bandwidth speeds from 100 gigabits per second (Gbps) to 400 Gbps over long distances that can be necessary to support advanced access and mobile technologies. Some DZS Saber platforms also provide additional feature such as multi-degree colorless directionless contentionless (CDC) FlexGrid reconfigurable optical add-drop multiplexer (ROADM) functionality, which allows service providers to easily adjust to changing network traffic demands.
•Cloud Software. Our DZS Cloud platform provides software capabilities specifically in the areas of network orchestration, application slicing, automation, analytics, service assurance, and consumer broadband experience. Via our DZS Xtreme solutions we offer a commercial, carrier-grade network-slicing enabled orchestration platform complementing our position with physical network devices supporting Open RAN and 4G/5G networks. Communications service providers are implementing software defined networking (“SDN”) and network functions virtualization architectures to reduce reliance on proprietary systems and hardware, which increase service agility, flexibility, and deployment of new network services while lowering costs. Our Expresse software solution provides a clear view of multi-vendor, multi-technology access networks for both network and service assurance while monitoring, identifying, diagnosing, and fixing network problems via an artificial intelligence (AI) based recommendation engine. CloudCheck software is an advanced WiFi experience management and analytics solution that enables communications service providers to monitor, manage and optimize home WiFi networks. DZS customers are implementing experience and service assurance solutions to reduce support costs, including specifically the costs of WiFi troubleshooting and truck rolls, improve service performance and customer satisfaction, and ultimately reduce subscriber churn and increase average revenue per user (ARPU).
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
RECENT DEVELOPMENTS
On February 15, 2023, the Company entered into the Second Amendment, which amends the Credit Agreement and, among other things, modifies certain financial covenants. Refer to Note 7, in the Notes to Unaudited Condensed Consolidated Financial Statements, for further information on the Second Amendment.

On May 8, 2023, the Company entered into the Third Amendment, which amends the Credit Agreement and, among other things, modifies certain financial covenants. Refer to Note 7 in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information on the Third Amendment.
As of June 30, 2023, the Company's debt obligation under the Term Loan was $23.4 million, net of unamortized issuance cost of $0.4 million, and of which $1.3 million is scheduled for payment in the next 12 months. Due to the risk of non-compliance with certain financial covenants and subsequent termination of the JPM Credit Agreement, we presented our contractual long-term debt obligation of $22.5 million and $23.1 million as of June 30, 2023 and December 31, 2022, respectively, within the current portion of long-term debt on the unaudited condensed consolidated balance sheets. Refer to Note 16 Subsequent events in the Notes to Unaudited Condensed Consolidated Financial Statements for further information about the termination of the JPMorgan Credit Agreement and entering into Loan Agreements with EdgeCo, LLC.
RESULTS OF OPERATIONS
The tables below presents the historical consolidated statement of comprehensive loss as a percentage of revenues and period-over-period changes (dollars in thousands).

	Three months ended June 30,
	2023	% of net revenue	2022	% of net revenue	Increase (Decrease)
Net revenue	$60,348	100%	$82,948	100%	(27.2)%
Cost of revenue	43,384	72%	59,663	72%	(27.3)%
Gross profit	16,964	28%	23,285	28%	(27.1)%
Operating expenses:
Research and product development	15,042	25%	12,348	15%	21.8%
Selling, marketing, general and administrative	23,069	38%	20,513	25%	12.5%
Restructuring and other charges	594	1%	356	—%	66.9%
Impairment of long-lived assets	499	1%	—	—%	100.0%
Amortization of intangible assets	1,321	2%	464	1%	184.7%
Total operating expenses	40,525	67%	33,681	41%	20.3%
Operating loss	(23,561)	(39)%	(10,396)	(14)%	126.6%
Interest expense, net	(1,042)	(2)%	(164)	—%	535.4%
Other income (expense), net	111	—%	(63)	—%	(276.2)%
Loss before income taxes	(24,492)	(41)%	(10,623)	(14)%	130.6%
Income tax provision	344	1%	1,941	2%	(82.3)%
Net loss	$(24,836)	(42)%	$(12,564)	(16)%	97.7%

	Six months ended June 30,
	2023	% of net revenue	2022	% of net revenue	Increase (Decrease)
Net revenue	$130,160	100%	$154,938	100%	(16.0)%
Cost of revenue	90,702	70%	106,262	69%	(14.6)%
Gross profit	39,458	30%	48,676	31%	(18.9)%
Operating expenses:
Research and product development	29,893	23%	24,192	16%	23.6%
Selling, marketing, general and administrative	47,850	37%	38,255	25%	25.1%
Restructuring and other charges	4,746	4%	792	2%	499.2%
Impairment of long-lived assets	499	1%	—	—%	100.0%
Amortization of intangible assets	2,592	2%	758	—%	242.0%
Total operating expenses	85,580	67%	63,997	43%	33.7%
Operating loss	(46,122)	(37)%	(15,321)	(10)%	201.0%
Interest expense, net	(1,834)	(1)%	(254)	—%	622.0%
Other income (expense), net	839	1%	(863)	(1)%	(197.2)%
Loss before income taxes	(47,117)	(37)%	(16,438)	(11)%	186.6%
Income tax provision	1,537	1%	3,712	2%	(58.6)%
Net loss	$(48,654)	(38)%	$(20,150)	(13)%	141.5%
Net Revenue
The following table presents our revenues by product technology (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Access Networking Infrastructure	$48,610	$75,203	(35.4)%	$107,105	$142,615	(24.9)%
Cloud Software & Services	11,738	7,745	51.6%	23,055	12,323	87.1%
Total	$60,348	$82,948	(27.2)%	$130,160	$154,938	(16.0)%
Our revenue from sales of access networking infrastructure products includes Access Edge, Optical Edge, and Subscriber Edge network solutions. Our cloud software and services revenue represents revenue from our Cloud Software solutions including DZS Xtreme, Expresse and CloudCheck software, and revenue from maintenance and other professional services associated with product shipments.
For the three months ended June 30, 2023, access networking infrastructure revenue decreased by 35.4% or $26.6 million to $48.6 million from $75.2 million in the same period last year. For the six months ended June 30, 2023, access networking infrastructure revenue decreased by 24.9% or $35.5 million to $107.1 million from $142.6 million in the same period last year. The decrease was primarily attributable to lower spending levels from our major customers in Asia and Americas. The increase in cloud software and services revenue was primarily due to the revenue related to the ASSIA Acquisition.
The following table presents our revenues by geographical concentration (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Americas	$15,056	$28,417	(47.0)%	$40,031	$51,341	(22.0)%
Europe, Middle East, Africa	15,283	13,351	14.5%	33,689	29,744	13.3%
Asia	30,009	41,180	(27.1)%	56,440	73,853	(23.6)%
Total	$60,348	$82,948	(27.2)%	$130,160	$154,938	(16.0)%

Our geographic diversification reflects the combination of market demand, a strategic focus on capturing market share through new customer wins and new product introductions.
The decrease in net revenue for the three and six months ended June 30, 2023 was attributable to decreased revenue in Asia and Americas driven by decreased spending levels from our major customers, which was partially offset by revenue related to the ASSIA Acquisition.
For the three and six months ended June 30, 2023, one customer accounted for 15% and 14% of net revenue, respectively. For the three months ended June 30, 2022, two customers accounted for 10% and 13% of net revenue. For the six months ended June 30, 2022, two customers accounted for 12% and 13% of net revenue.
We anticipate that our results of operations in any given period may depend to a significant extent on sales to a small number of large customers. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.
Cost of Revenue and Gross Profit
Total cost of revenue decreased by 27.3% to $43.4 million for the three months ended June 30, 2023, compared to $59.7 million for the three months ended June 30, 2022. Total cost of revenue was 71.9% of net revenue for each of the three months ended June 30, 2023 and the three months ended June 30, 2022. The gross profit percentage was 28.1% for each of the three months ended June 30, 2023 and the three months ended June 30, 2022.
Total cost of revenue decreased by 14.6% to $90.7 million for the six months ended June 30, 2023, compared to $106.3 million for the six months ended June 30, 2022. Total cost of revenue was 69.7% of net revenue for the six months ended June 30, 2023, compared to 68.6% of net revenue for the six months ended June 30, 2022, which resulted in a decrease in gross profit percentage to 30.3% for the six months ended June 30, 2023 from 31.4% for the six months ended June 30, 2022.
The decrease in total cost of revenue was primarily due to the decrease in sales volume. The gross profit percentage decrease was primarily due to the change in number and mix of products sold.
Operating Expenses
Research and Product Development Expenses: Research and product development expenses include personnel costs, outside contractor and consulting services, depreciation on lab equipment, costs of prototypes and overhead allocations.
Research and product development expenses increased by 21.8% to $15.0 million for the three months ended June 30, 2023 compared to $12.3 million for the three months ended June 30, 2022. Research and product development expenses increased by 23.6% to $29.9 million for the six months ended June 30, 2023 compared to $24.2 million for the six months ended June 30, 2022. The increase was primarily due to the ASSIA Acquisition.
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
Selling, marketing, general and administrative expenses increased by 12.5% to $23.1 million for the three months ended June 30, 2023 compared to $20.5 million for the three months ended June 30, 2022. Selling, marketing, general and administrative expenses increased by 25.1% to $47.9 million for the six months ended June 30, 2023 compared to $38.3 million for the six months ended June 30, 2022. The increase was primarily due to the ASSIA Acquisition and a stock-based compensation.
Restructuring and Other Charges: Restructuring and other charges for the three and six months ended June 30, 2023 primarily related to the strategic decision to outsource manufacturing from the Company's Seminole, Florida facility to Fabrinet. Restructuring and other charges for the three and six months ended June 30, 2022 related primarily to the transition of DZS GmbH and Optelian to sales and research and development centers. See Note 9 Restructuring and Other Charges of the Notes to Unaudited Condensed Consolidated Financial Statements, for further information.
Impairment of Long-Lived Assets: During the second quarter of 2023, the Company recorded an impairment charge of $0.5 million for the right-of use assets from operating leases in connection with vacating a part of its office space in Plano, Texas, following the reduction in administrative personnel. No impairment changes were recorded for the three and six months ended June 30, 2022.

Interest Income (Expense), net: Interest income (expense) relates mainly to earnings from our cash and cash equivalents, interest expense associated with the credit facilities and amortization of debt issuance costs associated with obtaining such credit facilities. For the three and six months ended June 30, 2023, the Company recorded $1.0 million and $1.8 million of interest expense, net, respectively. For the three and six months ended June 30, 2022, the Company recorded $0.2 million and $0.3 million of interest expense, net, respectively.
Other Income (Expense), net: Other income (expense), net relates mainly to realized and unrealized foreign currency exchange gains and losses. For the three and six months ended June 30, 2023, the Company recorded $0.1 million and $0.8 million of other income, net, respectively. For the three and nine months ended June 30, 2022, the Company recorded $0.1 million and $0.9 million of other expense, net, respectively. The change in other income (expense), net was primarily due to foreign currency exchange rates fluctuation during the above periods.
Income Tax Provision: Income tax provision for the three months ended June 30, 2023 was approximately $0.3 million on pre-tax loss of $24.5 million. Income tax provision for the six months ended June 30, 2023 was approximately $1.5 million on pre-tax loss of $47.1 million. Income tax provision for the three months ended June 30, 2022 was approximately $1.9 million on pre-tax loss of $10.6 million. Income tax provision for the six months ended June 30, 2022 was approximately $3.7 million on pre-tax loss of $16.4 million.
As of June 30, 2023, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in North America, EMEA and Asia, mandatory R&D expense capitalization in the U.S., and foreign and state income tax rate differentials. Consistent with the prior periods, the Company continued to maintain valuation allowances in North America, EMEA and Asia.

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
The following table summarizes the information regarding our cash and cash equivalents and working capital (in thousands):

	June 30, 2023	December 31, 2022
Unrestricted cash and cash equivalents	$9,662	$34,347
Working capital	$48,555	$89,658
As of June 30, 2023, we had $48.6 million of working capital and $9.7 million in unrestricted cash and cash equivalents, which included $6.4 million in cash balances held by our international subsidiaries.
As of June 30, 2023, the Company's debt obligation under the Term Loan was $23.4 million, net of unamortized issuance cost of $0.4 million, and of which $1.3 million was scheduled for payment in the next 12 months. As of June 30, 2023, we had $11 million outstanding debt and $1.4 million in letters of credit issued under the Revolving Credit Facility, and $7.6 million was available to the Company for additional borrowing under the Revolving Credit Facility.
Due to the risk of non-compliance with certain financial covenants and subsequent termination of the JPM Credit Agreement, we presented our contractual long-term debt obligation of $22.5 million and $23.1 million as of June 30, 2023 and December 31, 2022, respectively, within the current portion of long-term debt on the unaudited condensed consolidated balance sheets. Refer to Note 16 Subsequent events in the Notes to Unaudited Condensed Consolidated Financial Statements for further information about the termination of the JPMorgan Credit Agreement and entering into Loan Agreements with EdgeCo, LLC.

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
In addition, if necessary, we may sell assets, issue debt or equity securities, rationalize the number of products we sell, adjust our manufacturing footprint, and reduce our operations in low margin regions, including reductions in headcount. Based on our current forecast, plans and current business conditions, the Company believes its existing cash, together with the working capital balances, will be sufficient to fund the Company’s ongoing liquidity requirements, including operating expenses and capital expenditures for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.
The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Six months ended June 30,
	2023	2022
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(35,967)	$(30,935)
Net cash provided by (used in) investing activities	633	(23,996)
Net cash provided by financing activities	8,683	25,323
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,089)	(889)
Net change in cash, cash equivalents and restricted cash	$(27,740)	$(30,497)
Cash, cash equivalents and restricted cash at beginning of period	$38,464	$53,639
Cash, cash equivalents and restricted cash at end of period	$10,724	$23,142
Operating Activities
Net cash used in operating activities increased by $5.0 million to $36.0 million for the six months ended June 30, 2023 from net cash used in operating activities of $30.9 million for the six months ended June 30, 2022. The increase in cash used in operating activities was primarily due to an increase in research and development expenses, sales and marketing expense, and restructuring expenses related to the Fabrinet transition.
Investing Activities
Net cash provided by investing activities totaled $0.6 million for the six months ended June 30, 2023 and consisted primarily of cash received from the sale of manufacturing equipment as part of transition to Fabrinet partially offset by cash used to purchase property and equipment. This is in comparison to net cash used in investing activities of $24.0 million for the six months ended June 30, 2022, which consisted primarily of cash used in the ASSIA Acquisition and purchases of property and equipment.
Financing Activities
Net cash provided by financing activities totaled $8.7 million for the six months ended June 30, 2023 and consisted primarily of net drawings on Revolving Credit Facility and other short-term borrowings. This is in comparison to net cash provided by financing activities of $25.4 million for the six months ended June 30, 2022, which consisted primarily of borrowing under the term loan to fund the ASSIA Acquisition.
Cash Management
Our primary source of liquidity comes from our cash, cash equivalents and restricted cash, which totaled $10.7 million at June 30, 2023. Our cash, cash equivalents and restricted cash as of June 30, 2023 included $7.5 million held by our international subsidiaries.
Debt Facilities
As of June 30, 2023, the Company's debt obligation consisted of $23.4 million of the JPMorgan Term Loan obligation, $11.0 million outstanding debt under the Revolving Credit Facility, $4.6 million of the short-term obligation under the Shinhan Loan, and $3.0 million of short-term obligation under the May 2023 DNI Loan. Refer to Note 7 Debt, in the Notes to Unaudited Condensed Consolidated Financial Statements, for more detail about our current and past debt obligations.

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
Our accounts receivable represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of June 30, 2023, no customers represented more than 10% of net accounts receivable. Net accounts receivables from customers in countries other than the United States represented 79% of such receivables. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt obligations.
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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q/A. The evaluation was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. In the course of the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023, due to the existence of unremediated material weaknesses in internal control over financial reporting described below.

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

Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of June 30, 2023, as a result of material weaknesses in the following areas:

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
Changes in Internal Control over Financial Reporting
Except for the material weaknesses described above, no other change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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