Form 10-Q
period 2023-09-30
DZS INC.
filed 2024-08-13
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$4,294	$34,347
Restricted cash	710	3,969
Accounts receivable - trade, net of allowance for credit losses of $18,324 as of September 30, 2023 and $16,184 as of December 31, 2022	69,072	134,471
Other receivables	19,921	16,144
Inventories	107,741	94,288
Contract assets	759	576
Prepaid expenses and other current assets	11,973	7,410
Total current assets	214,470	291,205
Property, plant and equipment, net	6,107	9,478
Right-of-use assets from operating leases	9,462	12,606
Goodwill	12,594	12,594
Intangible assets, net	27,780	31,742
Other assets	15,766	15,536
Total assets	$286,179	$373,161
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$95,445	$118,667
Short-term debt – bank, trade facilities and secured borrowings	11,065	9,706
Current portion of long-term debt	—	24,073
Contract liabilities	10,144	18,705
Operating lease liabilities	4,736	4,834
Accrued and other liabilities	44,952	25,562
Total current liabilities	166,342	201,547
Long-term debt, net of current portion	29,291	—
Contract liabilities - non-current	5,918	7,788
Operating lease liabilities - non-current	8,046	11,417
Pension liabilities	10,717	11,021
Other long-term liabilities	1,793	2,806
Total liabilities	222,107	234,579
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 72,000 and 36,000 shares authorized, 31,954 and 30,968 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively, at $0.001 par value	31	30
Preferred stock, $0.001 par value, 25,000 shares authorized and no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	284,134	271,884
Accumulated other comprehensive loss	(8,756)	(4,662)
Accumulated deficit	(211,337)	(128,670)
Total stockholders’ equity	64,072	138,582
Total liabilities and stockholders’ equity	$286,179	$373,161
See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$49,448	$98,890	$179,608	$253,828
Cost of revenue	47,517	66,860	138,219	173,122
Gross profit	1,931	32,030	41,389	80,706
Operating expenses:
Research and product development	12,767	15,499	42,660	39,691
Selling, marketing, general and administrative	22,096	23,698	69,946	61,953
Restructuring and other charges	135	601	4,881	1,393
Impairment of long-lived assets	—	827	499	827
Amortization of intangible assets	1,321	1,190	3,913	1,948
Total operating expenses	36,319	41,815	121,899	105,812
Operating loss	(34,388)	(9,785)	(80,510)	(25,106)
Interest expense, net	(1,010)	(399)	(2,844)	(653)
Loss on extinguishment of debt	(375)	—	(375)	—
Other income (expense), net	813	(1,984)	1,653	(2,847)
Loss before income taxes	(34,960)	(12,168)	(82,076)	(28,606)
Income tax provision (benefit)	(947)	(1,214)	591	2,498
Net loss	(34,013)	(10,954)	(82,667)	(31,104)

Foreign currency translation adjustments (a)	(823)	(4,004)	(3,916)	(8,803)
Actuarial loss	(56)	—	(178)	—
Comprehensive loss	$(34,892)	$(14,958)	$(86,761)	$(39,907)
Net loss per share
Basic	$(1.07)	$(0.39)	$(2.63)	$(1.12)
Diluted	$(1.07)	$(0.39)	$(2.63)	$(1.12)
Weighted average shares outstanding
Basic	31,892	27,902	31,386	27,696
Diluted	31,892	27,902	31,386	27,696
(a)Includes net loss of $0.4 million and $0.2 million on intra-entity foreign currency transactions that are of a long-term investment nature for three and nine months ended September 30, 2023. Includes net loss of $0.9 million and $2.0 million on intra-entity foreign currency transactions that are of a long-term investment nature for three and nine months ended September 30, 2022.
See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Nine months ended September 30, 2023:
Balance as of December 31, 2022	30,968	$30	$271,884	$(4,662)	$(128,670)	$138,582
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	134	1	(88)	—	—	(87)
Stock-based compensation	—	—	4,486	—	—	4,486
Net loss	—	—	—	—	(23,818)	(23,818)
Other comprehensive loss	—	—	—	(1,949)	—	(1,949)
Balance as of March 31, 2023	31,102	$31	$276,282	$(6,611)	$(152,488)	$117,214
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	323	—	741	—	—	741
Stock-based compensation	—	—	4,326	—	—	4,326
Net loss	—	—	—	—	(24,836)	(24,836)
Other comprehensive loss	—	—	—	(1,266)	—	(1,266)
Balance as of June 30, 2023	31,425	$31	$281,349	$(7,877)	$(177,324)	$96,179
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	529	—	(913)	—	—	(913)
Stock-based compensation	—	—	3,698	—	—	3,698
Net loss	—	—	—	—	(34,013)	(34,013)
Other comprehensive loss	—	—	—	(879)	—	(879)
Balance as of September 30, 2023	31,954	$31	$284,134	$(8,756)	$(211,337)	$64,072

Nine months ended September 30, 2022:
Balance as of December 31, 2021	27,505	$27	$223,336	$(4,457)	$(86,999)	$131,907
Cumulative effect of ASC 326 adoption	—	—	—	—	(401)	(401)
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	98	—	156	—	—	156
Stock-based compensation	—	—	2,671	—	—	2,671
Net loss	—	—	—	—	(7,586)	(7,586)
Subsidiary dissolution	—	—	—	(68)	—	(68)
Other comprehensive loss	—	—	—	(268)	—	(268)
Balance as of March 31, 2022	27,603	$27	$226,163	$(4,793)	$(94,986)	$126,411
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	181	—	938	—	—	938
Stock-based compensation	—	—	2,868	—	—	2,868
Net loss	—	—	—	—	(12,564)	(12,564)
Other comprehensive loss	—	—	—	(4,531)	—	(4,531)
Balance as of June 30, 2022	27,784	$27	$229,969	$(9,324)	$(107,550)	$113,122
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	141	—	(609)	—	—	(609)
Stock-based compensation	—	—	5,023	—	—	5,023
Net loss	—	—	—	—	(10,954)	(10,954)
Other comprehensive loss	—	—	—	(4,004)	—	(4,004)
Balance as of September 30, 2022	27,925	$27	$234,383	$(13,328)	$(118,504)	$102,578
See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(82,667)	$(31,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,569	4,551
Impairment of long-lived assets and non-cash restructuring	499	827
Loss on extinguishment of debt	375	—
Amortization of deferred financing costs	234	121
Stock-based compensation	12,510	10,562
Provision for inventory write-down	12,191	3,498
Provision for credit losses, net of recoveries	2,361	(482)
Provision for sales returns	4,255	2,307
Provision for warranty expense	(42)	323
Unrealized loss on foreign currency transactions	806	1,318
Subsidiary dissolution	—	(68)
Loss (gain) on disposal of property, plant and equipment	56	(68)
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	61,806	(28,207)
Other receivable	(4,196)	(11,577)
Inventories	(30,058)	(50,719)
Contract assets	(183)	1,515
Prepaid expenses and other assets	(2,950)	(4,248)
Accounts payable	(18,729)	58,202
Contract liabilities	(10,221)	5,744
Accrued and other liabilities	6,165	(662)
Net cash used in operating activities	(41,219)	(38,167)
Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment and other assets	1,829	65
Purchases of property, plant and equipment	(1,408)	(2,310)
Acquisition of business, net of cash acquired	—	(22,297)
Net cash provided by (used in) investing activities	421	(24,542)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	25,000
Repayments of long-term borrowings	(24,073)	(313)
Proceeds from short-term borrowings and line of credit, net	11,537	7,000
Repayments of short-term borrowings and line of credit, net	(4,325)	—
Proceeds from related party term loan	36,930	—
Repayments of related party term loan	(12,693)	—
Payments for debt issue costs	(198)	(776)
Payments of contingent consideration	(347)	(558)
Payments for and proceeds from exercise of stock awards and employee stock plan purchases	(259)	485
Net cash provided by financing activities	6,572	30,838
Effect of exchange rate changes on cash, cash equivalents and restricted cash	914	(815)
Net change in cash, cash equivalents and restricted cash	(33,312)	(32,686)
Cash, cash equivalents and restricted cash at beginning of period	38,464	53,639
Cash, cash equivalents and restricted cash at end of period	$5,152	$20,953

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$4,294	$17,861
Restricted cash	710	2,942
Long-term restricted cash	148	150
	$5,152	$20,953

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest - bank and trade facilities	$2,460	$425
Interest - related party	$159	$—
Income taxes	$722	$986
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
(b) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 3 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements include the accounts of the Company and its wholly owned subsidiaries. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on August 13, 2024. For a complete description of what the Company believes to be the critical accounting policies and estimates used in the preparation of its unaudited condensed consolidated financial statements, refer to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022.
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

(e) Disaggregation of Revenue
The following table presents revenues by product technology (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Access Networking Infrastructure	$39,446	$83,199	$146,551	$225,814
Cloud Software & Services	10,002	15,691	33,057	28,014
Total	$49,448	$98,890	$179,608	$253,828
The following table present revenues by geographical concentration (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Americas	$11,080	$27,609	$51,111	$78,950
Europe, Middle East, Africa	12,352	25,042	46,041	54,786
Asia	26,016	46,239	82,456	120,092
Total	$49,448	$98,890	$179,608	$253,828
(f) Concentration of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash, accounts receivables, and contract assets. Cash, cash equivalents and restricted cash consist of financial deposits and money market accounts that are principally held with various domestic and international financial institutions with high credit standing. As of September 30 2023, the Company had cash accounts in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits.
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
Activity under the Company’s allowance for credit losses consists of the following (in thousands):

	Nine Months Ended September 30,
	2023	2022
Balance at beginning of period	$16,184	$17,735
Charged to expense, net of recoveries	2,361	(482)
Utilization and write off	—	(117)
Cumulative effect of ASC 326 adoption	—	401
Foreign currency exchange impact	(221)	(1,446)
Balance at end of period	$18,324	$16,091
For the three months ended September 30, 2023, no customers accounted for more than 10% of net revenue. For the nine months ended September 30, 2023, one customer accounted for 12% of net revenue. For the three months ended September 30, 2022, one customer accounted for 13% of net revenue. For the nine months ended September 30, 2022, no customers accounted for more then 10% of net revenue.
As of September 30, 2023 and December 31, 2022, no customers represented more than 10% of net accounts receivable.
As of September 30, 2023 and December 31, 2022, net accounts receivables from customers in countries other than the United States represented 67% and 85%, respectively.
In 2017, the Company entered into an agreement with a customer in India to supply product for a state sponsored broadband project. The Company substantially completed its obligations under the agreement in 2018. The Company billed the customer, which is a state government sponsored entity, approximately $59.0 million and collected payments of approximately $41.7 million by December 31, 2020. In late March 2021, the customer’s state government parent experienced difficulty passing a budget impacting the ability of the customer to make remaining agreed-upon payments to us. In light of this development, the Company recorded an allowance that covered the entire balance unpaid by the customer. Subsequent to March 2021, the Company recovered approximately $3.1 million of accounts receivable related to the customer. As of September 30, 2023 the Company has a recorded allowance for doubtful accounts of $12.3 million related to this receivable. The Company will continue to pursue collection of the entire outstanding balance and any amounts collected will be recognized in the period which they are received. In the event the Company’s efforts to collect from this customer prove unsuccessful, DZS may seek payment through other means, including through legal action.
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
In October 2021, the FASB issued Accounting Standards Update ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires the Company to apply ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. Before the update such balances were measured and recognized at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods. The Company adopted these requirements prospectively, effective on the first day of the second quarter of year 2022. There was no material impact on our consolidated financial statements on the adoption date.
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

(2) Business Combinations
ASSIA Acquisition
On May 27, 2022, the Company acquired certain assets and liabilities of Adaptive Spectrum and Signal Alignment, Incorporated an industry pioneer of broadband access quality-of-experience and service assurance software solutions (the “ASSIA Acquisition”). The core assets acquired include the CloudCheck® Wi-Fi experience management and Expresse® access network optimization software solutions.
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
The following table reconciles the beginning and ending balances of the Company’s Level 3 contingent liability (in thousands):

	Nine Months Ended September 30,
	2023	2022
Balance at beginning of period	$1,156	$2,121
Cash payments	(347)	(558)
Net change in fair value	(503)	(516)
Balance at end of period	$306	$1,047
(4) Cash, Cash Equivalents and Restricted Cash
As of September 30, 2023 and December 31, 2022, the Company's cash, cash equivalents and restricted cash consisted of financial deposits. Cash, cash equivalents and restricted cash held within the U.S. totaled $0.6 million and $24.9 million as of September 30, 2023 and December 31, 2022, respectively. Cash, cash equivalents and restricted cash held within the U.S. are held at FDIC insured depository institutions. Cash, cash equivalents and restricted cash held outside the U.S. totaled $4.7 million and $13.6 million as of September 30, 2023 and December 31, 2022, respectively. Restricted cash consisted primarily of cash collateral for performance bonds and warranty bonds. Long-term restricted cash was $0.1 million and $0.2 million as of September 30, 2023 and December 31, 2022, respectively, and is included in other assets on the unaudited condensed consolidated balance sheets.

(5) Balance Sheet Details
Balance sheet detail as of September 30, 2023 and December 31, 2022 is as follows (in thousands):
Inventories

	September 30, 2023	December 31, 2022
Raw materials	$39,795	$37,354
Work in process	1,552	1,050
Finished goods	66,394	55,884
Total inventories	$107,741	$94,288
Inventories are stated at the lower of cost or net realizable value, with cost being computed based on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. Finished goods include deferred cost of revenue of $24.0 million and $16.4 million as of September 30, 2023 and December 31, 2022, respectively.
Provision for inventory write-down was $8.6 million and $12.2 million for the three and nine-month periods ended September 30, 2023, respectively and $2.4 million and $3.5 million, for the three and nine-month periods ended September 30, 2022, respectively.
Property, plant and equipment

	September 30, 2023	December 31, 2022
Machinery and equipment	$13,204	$17,214
Leasehold improvements	2,369	5,683
Computers and software	4,549	4,713
Furniture and fixtures	2,073	1,748
Construction in progress and other	545	1,264
	22,740	30,622
Less: accumulated depreciation and amortization	(16,597)	(21,062)
Less: government grants	(36)	(82)
Total property, plant and equipment, net	$6,107	$9,478
Depreciation expense associated with property, plant and equipment for the three and nine months ended September 30, 2023 was $0.7 million and $2.7 million, respectively. Depreciation expense associated with property, plant and equipment for the three and nine months ended September 30, 2022 was $0.9 million and $2.6 million, respectively.
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

	Nine Months Ended September 30,
	2023	2022
Balance at beginning of period	$1,896	$1,980
Charged to cost of revenue	(42)	323
Claims and settlements	(109)	(434)
Foreign currency exchange impact	(42)	(110)
Balance at end of period	$1,703	$1,759

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
The opening and closing balances of current and long-term contract assets and contract liabilities related to contracts with customers are as follows:

	Contract assets	Contract liabilities
December 31, 2022	$576	$26,493
September 30, 2023	$759	$16,062
The decrease in contract liabilities during the nine months ended September 30, 2023 was primarily due to the revenue recognition criteria being met for previously deferred revenue, partially offset by invoiced amounts that did not yet meet the revenue recognition criteria. The amount of revenue recognized in the nine months ended September 30, 2023 that was included in the prior period contract liability balance was $18.4 million. The amount of revenue recognized in the nine months ended September 30, 2022 that was included in the prior period contract liability balance was $5.4 million. This revenue consists of services provided to customers who had been invoiced prior to the current period. We expect to recognize approximately 63% of outstanding contract liabilities as revenue over the next 12 months and the remainder thereafter.
The balance of contract cost deferred as of September 30, 2023 and December 31, 2022 was $0.9 million and $1.0 million, respectively. During the nine months ended September 30, 2023, the Company recorded $0.6 million in amortization related to contract cost deferred as of December 31, 2022. During the nine months ended September 30, 2022, the Company recorded $0.6 million in amortization related to contract cost deferred as of December 31, 2021.
(6) Goodwill and Intangible Assets
The following table summarizes the activity related to goodwill (in thousands):

	September 30,
	2023	2022
Balance at beginning of period, gross	$13,597	$7,148
Accumulated impairment at beginning of period	(1,003)	(1,003)
Goodwill from acquisitions	—	13,268
Foreign currency exchange impact	—	7
Balance at end of period	$12,594	$19,420
Intangible assets consisted of the following (in thousands):

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$24,330	$(6,834)	$17,496
Customer backlog	5,100	(1,157)	3,943
Developed technology	11,207	(5,542)	5,665
In-process research and development	890	(474)	416
Tradenames	300	(40)	260
Total intangible assets, net	$41,827	$(14,047)	$27,780

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$24,330	$(4,759)	$19,571
Customer backlog	5,100	(506)	4,594
Developed technology	11,207	(4,463)	6,744
In-process research and development	890	(340)	550
Tradenames	300	(17)	283
Total intangible assets, net	$41,827	$(10,085)	$31,742
Amortization expense associated with intangible assets for the three and nine months ended September 30, 2023 was $1.3 million and $3.9 million, respectively. Amortization expense associated with intangible assets for the three and nine months ended September 30, 2022 was $1.2 million and $1.9 million, respectively.
The following table presents the future amortization expense of the Company’s intangible assets as of September 30, 2023 (in thousands):

Remainder of 2023	$1,321
2024	5,283
2025	5,278
2026	4,095
2027	3,143
Thereafter	8,660
Total	$27,780
(7) Debt
The following table summarizes the Company’s debt (in thousands):

	September 30, 2023	December 31, 2022
JPMorgan Term Loan, current portion	$—	$24,375
Unamortized debt issuance costs	—	(302)
DNI Related Party Loan	29,291	—
Long-term debt, including current portion	29,291	24,073
JPMorgan Revolving Credit Facility	—	4,000
Bank and Trade Facilities - Foreign Operations	11,065	—
DNI Related Party Loan	—	5,706
Short-term debt and credit facilities	11,065	9,706
Total Debt	$40,356	$33,779
Related Party Debt
On October 31, 2022, DNS Korea, the Company’s wholly-owned subsidiary, entered into a Loan Agreement with Dasan Networks, Inc. ("DNI") (the “November 2022 DNI Loan”). The November 2022 DNI Loan was negotiated and approved on behalf of the Company and its subsidiaries by the audit committee of the Board of Directors of the Company which consists of directors determined to be independent from DNI. The November 2022 DNI Loan consisted of a term loan in the amount of KRW 7.2 billion ($5.0 million USD), with interest payable monthly at an annual rate of 6.0%. The entire outstanding balance on the November 2022 DNI Loan was repaid in the first quarter of 2023.

On January 31, 2023, DNS Korea entered into another short-term loan arrangement with DNI (the “February 2023 DNI Loan”) and borrowed KRW 5.0 billion ($4.1 million USD), with interest payable monthly at an annual rate of 7.0%. The entire outstanding balance on the February 2023 was repaid in the second quarter of 2023.
On May 12, 2023, DNS Korea entered into another short-term loan arrangement with DNI (the “May 2023 DNI Loan”) and borrowed KRW 4.0 billion ($3.0 million USD), with interest payable monthly at an annual rate of 7.0%. The entire outstanding balance on the May 2023 DNI Loan was repaid in the third quarter of 2023.
On September 12, 2023 and September 22, 2023, DNS Korea entered into two long-term Loan Agreements (the “DNI Loan Agreements”) with DNI, as lender, DZS California, Inc., a California corporation, as collateral provider, and DZS Inc. Pursuant to the DNI Loan Agreements, DNS Korea received two three-year term loans in an aggregate principal amount equal to KRW 39.6 billion , the equivalent of $29.9 million as of the date of the transactions. The net proceeds under the DNI Loan Agreements were used to repay the outstanding obligations under the JPM Credit Agreement, and the JPM Credit Agreement was terminated on December 14, 2023.
The obligations under the DNI Loan Agreements are secured by liens on certain assets of DNS Korea (the “Collateral Assets”) and on 9,999,999 shares of the common stock of DNS Korea held by DZS California (the “Pledged Shares”). Collateral Assets included inventory of KRW 85.7 billion ($63.5 million USD) in its Janghowon warehouse, which should be maintained at a minimum of KRW 35.0 billion ($25.9 million USD), and account receivable for two certain customer in the amount of KRW 16.2 billion ($12.0 million USD).
The Loan Agreement contains certain financial covenants, including requiring DNS Korea to maintain (i) a maximum Leverage Ratio (as defined in the Loan Agreement) of (a) 6.00 to 1.00 at the end of each of the second and third quarter of 2024, (b) 5.00 to 1.00 from the fourth quarter of 2024 through the second quarter of 2025 and (c) 4.00 to 1.00 from the third quarter of 2025 until the DNI Loan is repaid in full, (ii) cash of at least KRW 1.3 billion and (iii) a combined total of cash, accounts receivable and inventory of at least KRW 33.0 billion.
In addition, the Loan Agreement contains various covenants that limit the ability of the Company, DNS Korea and DZS California to, among other things, (i) grant liens on the Collateral Assets to any third party, (ii) sell, donate, pledge, provide as collateral or otherwise dispose of the Pledged Shares to any third party, (iii) incur or assume indebtedness, (iv) make loans to affiliates or (v) engage in certain other transactions or make certain other fundamental changes.
The Company's debt obligation under the DNI Loan Agreements was KRW 39.6 billion ($29.3 million USD) as of September 30, 2023.
Bank and Trade Facilities - Foreign Operations
DNS Korea has entered into various short-term financing arrangements with foreign banks and other lending institutions consisting primarily of term loans and trade facilities. As of September 30, 2023, the Company had an aggregate outstanding balance of $11.1 million under such financing arrangements.
Industrial Bank of Korea Loan
On March 30, 2023, DNS Korea entered into a Loan Agreement with Industrial Bank of Korea (the “IBK Loan”). The IBK Loan consisted of a short-term loan in the amount of KRW 1.2 billion ($0.9 million USD) with interest payable monthly at an annual rate of 6.3%. The entire outstanding balance on the IBK Loan was repaid in the second quarter of 2023.
Shinhan Bank
On June 15, 2023, DNS Korea entered into a Loan Agreement with Shinhan Bank (the “Shinhan Loan”). The Shinhan Loan consisted of a short-term loan in the amount of KRW 6.0 billion ($4.7 million USD) with interest payable monthly at an annual rate of 5.2%. The Company's debt obligation under the Shinhan Loan was KRW 6.0 billion ($4.4 million USD) as of September 30, 2023.
Kookmin Bank
On July 31, 2023, DNS Korea entered into a Loan Agreement with Kookmin Bank (the “Kookmin Loan”). The Kookmin Loan consisted of a short-term loan in the amount of KRW 2.0 billion ($1.7 million USD) with interest payable monthly at an annual rate of 5.8% The Company's debt obligation under the Kookmin Loan was KRW 2.0 billion ($1.5 million USD) as of September 30, 2023.

Hana Bank
On August 17, 2023, DNS Korea entered into a Loan Agreement with Hana Bank (the “Hana Loan”). The Hana Loan consisted of a short-term loan in the amount of KRW 2.0 billion ($1.5 million USD) with interest payable monthly at an annual rate of 5.9% The Company's debt obligation under the Hana Loan was KRW 2.0 billion ($1.5 million USD) as of September 30, 2023.
The Export–Import Bank of Korea
On August 25, 2023, DNS Korea entered into a Loan Agreement with the Export–Import Bank of Korea (the “Export–Import Bank Loan”). The Export–Import Bank Loan consisted of a short-term loan in the amount of KRW 5.0 billion ($3.8 million USD) with interest payable monthly at an annual rate of 4.8% The Company's debt obligation under the Export–Import Bank Loan was KRW 5.0 billion ($3.7 million USD) as of September 30, 2023.
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

In the third quarter of 2023, the Company repaid the Term Loan outstanding under the Credit Agreement and subsequently terminated the Credit Agreement, including the Revolving Credit Facility, on December 14, 2023. In conjunction with the debt restructuring, the Company recorded $0.4 million loss on extinguishment of debt.
As of December 31, 2022, we presented our long-term debt obligation within the current portion of long-term debt due to the risk of non-compliance with certain financial covenants in the next 12 months
The future principal maturities of the Company's debt obligations for each of the next five years was as follows as of September 30, 2023 (in thousands):

Remainder of 2023	$67
2024	10,998
2025	—
2026	—
2027	29,291
Total	$40,356
(8) Employee Benefit Plans
Defined Contribution Plans
The Company maintains a 401(k) plan for its employees in the US whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company made discretionary contributions to the plan in 2022. For the three and nine months ended September 30, 2023, the Company recorded an expense of $0.2 million and $0.7 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded an expense of $0.3 million and $0.7 million, respectively.
The Company maintains a defined contribution plan for its employees in Korea. Under the defined contribution plan, the Company contributes the equivalent of 8.3% of an employee's gross salary into the plan. For the three and nine months ended September 30, 2023, the Company recorded an expense of $0.1 million and $0.9 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded an expense of $0.3 million and $0.9 million,
Defined Benefit Plans
The Company sponsors defined benefit plans for its employees in Germany and Japan. Defined benefit plans provide pension benefits based on compensation and years of service. The Germany plans were frozen as of September 30, 2003 and have not been offered to new employees after that date. The Company has recorded the underfunded status as of September 30, 2023 and December 31, 2022 as a long-term liability on the unaudited condensed consolidated balance sheets. The accumulated benefit obligation for the plans in Germany and Japan was $10.7 million and $11.0 million as of September 30, 2023 and December 31, 2022, respectively. Periodic benefit costs for the three and nine months ended September 30, 2023 were $0.1 million and $0.2 million, respectively. Periodic benefit costs for the three and nine months ended September 30, 2022 were $0.1 million and $0.2 million, respectively.
The Company holds pension insurance contracts, with the Company as beneficiary, in the amount of $2.1 million as of September 30, 2023 and $2.5 million as of December 31, 2022 related to individuals under the pension plans. The Company records these insurance contracts based on their cash surrender value at the balance sheet dates. These insurance contracts are classified as other assets on the Company’s unaudited condensed consolidated balance sheet. The Company intends to use any proceeds from these policies to fund the pension plans. However, since the Company is the beneficiary on these policies, these assets have not been designated pension plan assets.
(9) Restructuring and Other Charges
In 2021, the Company made the strategic decision to relocate manufacturing functions of DZS GmbH and Optelian to Seminole, Florida and to transition the above subsidiaries to sales and research and development centers. For the three and nine months ended September 30, 2022, the Company recorded zero and $0.8 million of restructuring related costs, respectively, consisting primarily of logistics costs and professional services related to legal and accounting support. The restructuring of DZS GmbH and Optelian was completed in 2022 and no related restructuring costs were recorded for the three and nine months ended September 30, 2023.

On September 17, 2022, DZS signed an agreement with Fabrinet, a third-party provider of electro-mechanical and electronic manufacturing and distribution services, to transition the sourcing, procurement, order-fulfillment, manufacturing and return merchandise authorization activities in the Company's Seminole, Florida facility to Fabrinet. The transition to Fabrinet began in October 2022 and substantially completed in the beginning of 2023. Post transition, the DZS Seminole, Florida-based operations, supply chain and manufacturing workforce was reduced by approximately two-thirds and the remaining team was relocated to an appropriately sized facility. For the three and nine months ended September 30, 2022, the Company recorded a $0.4 million loss on inventory to be sold to Fabrinet, which was included in restructuring and other charges in the unaudited condensed consolidated statement of comprehensive loss. The Company also recorded $0.2 million of restructuring for personnel related costs. For the three months ended September 30, 2023, the Company recorded $0.2 million of Fabrinet restructuring related costs, consisting of facility and labor costs of $0.1 million and other costs of $0.1 million. For the nine months ended September 30, 2023, the Company recorded $4.6 million of Fabrinet restructuring related costs, consisting of freight costs of $0.9 million, facility and labor costs of $1.8 million, accelerated depreciation of manufacturing related assets of $0.4 million, inventory write-off of $0.5 million, and other costs of $1.0 million. The above expenses were included in restructuring and other charges on the unaudited condensed consolidated statement of comprehensive loss.
For the three and nine months ended September 30, 2023, the Company also incurred $2.4 million and $3.0 million, respectively, of expedite fees and other elevated inventory related costs, which directly related to the Fabrinet transition. For the three and nine months ended September 30, 2023, the Company also recorded an inventory obsolescence reserve of $2.2 million associated with the inventory transition to Fabrinet. These costs were included in cost of revenue on the unaudited condensed consolidated statement of comprehensive loss.
For the three and nine months ended September 30, 2023, the Company also incurred certain maintenance costs related to impaired facilities and non-capitalizable implementation costs related to replacement of the Company’s legacy enterprise resource planning and reporting software. The Company included such costs in restructuring and other charges on the unaudited condensed consolidated statement of comprehensive loss.
(10) Related Party Transactions
Related Party Debt
As of September 30, 2023, the Company had KRW 39.6 billion ($29.3 million USD) outstanding of the related party borrowing from DNI. See Note 7 Debt for additional information about the Company’s related party debt. DNI owns approximately 28.5% of the outstanding shares of the Company's common stock.
The following table sets forth payment guarantees of the Company's obligations as of September 30, 2023 that have been provided by DNI. The amount guaranteed exceeds the principal amounts of outstanding obligations due to collateral requirements by the banks.

Guarantor	Amount Guaranteed (in thousands)	Description of Obligations Guaranteed
Dasan Networks, Inc.	$12,000	Payment guarantee to Korea Development Bank
Dasan Networks, Inc.	5,322	Payment guarantee to Industrial Bank of Korea
Dasan Networks, Inc.	532	Payment guarantee to Shinhan Bank
	$17,854
Other Related Party Transactions
Net revenue, cost of revenue, operating expense, interest expense, net and other expenses to and from related parties were as follows (in thousands) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
Counterparty	Net revenue	Cost of revenue	Operating expense	Interest expense, net	Other expenses
Dasan Networks, Inc.	$250	$139	$188	$124	$—

	Three Months Ended September 30, 2022
Counterparty	Net revenue	Cost of revenue	Operating expense	Interest expense, net	Other expenses
Dasan Networks, Inc.	$98	$67	$167	$—	$15

	Nine Months Ended September 30, 2023
Counterparty	Net revenue	Cost of revenue	Operating expense	Interest expense, net	Other expenses
Dasan Networks, Inc.	$534	$368	$702	$253	$26

	Nine Months Ended September 30, 2022
Counterparty	Net revenue	Cost of revenue	Operating expense	Interest expense, net	Other expenses
Dasan Networks, Inc.	$1,014	$873	$890	$—	$48
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
DNS Korea has a lease agreement with DNI related to the lease of a warehouse facility. Operating lease cost related to the DNI lease totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively. Operating lease cost related to the DNI leases totaled $0.1 million and $0.5 million for the three and nine months ended September 30, 2022, respectively. Operating lease expense is allocated between cost of revenue, research and product development, and selling, marketing, general and administrative expenses on the unaudited condensed consolidated statement of comprehensive loss. As of September 30, 2023, the right-of-use asset and operating lease liability related to DNI leases were $1.4 million. As of December 31, 2022, the right-of-use asset and operating lease liability related to DNI leases were $1.7 million.
The Company also pays a license fee under the Trademark License Agreement with DNI. The license fee is calculated as 0.4% of DNS Korea annual sales. For the three and nine months ended September 30, 2023, license related expense were $0.1 million and $0.4 million, respectively. For the three and nine months ended September 30, 2022, license related expense were $0.2 million and $0.4 million, respectively. License related expense are included in selling, marketing, general and administrative expenses on the consolidated statements of comprehensive loss.
Interest expense represents interest paid to DNI for the related party debt. Interest due to DNI was included in accrued and other liabilities on the unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. See Note 7 Debt for additional information about the Company’s related party debt.
Other expenses represent charges from DNI for its payment guarantees relating to the Company's obligations. The Company pays DNI a guarantee fee which is calculated as 0.9% per annum of the guaranteed amount. Refer to the table above for further information about obligations guaranteed by DNI.
Balances of Receivables and Payables with Related Parties
Balances of receivables and payables arising from sales and purchases of goods and services with related parties as of September 30, 2023 and December 31, 2022 were included in the following balance sheet captions on the unaudited condensed consolidated balance sheets, as follows (in thousands):

	As of September 30, 2023
Counterparty	Account receivables	Other receivables	Loans Payable	Accounts payable	Accrued and other liabilities
Dasan Networks, Inc.	$2,287	$—	$29,291	$1,391	$491

	As of December 31, 2022
Counterparty	Account receivables	Other receivables	Loans Payable	Accounts payable	Accrued and other liabilities
Dasan Networks, Inc.	$943	$123	$5,706	$1,019	$483
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
The following table is a reconciliation of the numerator and denominator in the basic and diluted net loss per share calculation (in thousands, except per share data) for the three and nine months ended September 30, 2023, and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(34,013)	$(10,954)	$(82,667)	$(31,104)
Weighted average number of shares outstanding:
Basic	31,892	27,902	31,386	27,696
Effect of dilutive securities:
Stock options, restricted stock units and share awards	—	—	—	—
Diluted	31,892	27,902	31,386	27,696
Net loss per share:
Basic	$(1.07)	$(0.39)	$(2.63)	$(1.12)
Diluted	$(1.07)	$(0.39)	$(2.63)	$(1.12)
The following table sets forth potential common stock that is not included in the diluted net loss per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands):

	Three months ended September 30,
	2023	2022
Outstanding stock options	1,333	689
Unvested restricted stock units	6,373	415

(12) Leases
The Company leases certain properties and buildings (including manufacturing facilities, warehouses, and office spaces) and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists of operating leases which expire at various dates through 2028.
Assets and liabilities related to operating leases are included in the consolidated balance sheets as right-of-use assets from operating leases, operating lease liabilities - current and operating lease liabilities - non-current. The Company recognizes minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company amortizes this expense over the term of the lease beginning with the date of initial possession, which is the date the lessor makes an underlying asset available for use. For the three and nine months ended September 30, 2023, the Company recognized lease expense of $1.0 million and $3.4 million, respectively. For the three and nine months ended September 30, 2022, the Company recognized lease expense of $1.1 million and $3.2 million, respectively.
In the second quarter of 2023, the Company recorded an impairment charge of $0.5 million for the right-of use assets from operating leases in connection with vacating a part of its office space in Plano, Texas, following the reduction in administrative personnel.
The following table presents the Company's future contractual rent obligations as of September 30, 2023 (in thousands):

Remainder of 2023	$1,393
2024	5,039
2025	3,542
2026	2,220
2027	1,118
Thereafter	690
Total operating lease payments	14,002
Less: imputed interest	(1,220)
Total operating lease liabilities	$12,782
(13) Commitments and Contingencies
Performance Guarantees
In the normal course of operations, from time to time, the Company arranges for the issuance of various types of performance guarantees, such as standby letters of credit or surety bonds. These instruments are arrangements under which the financial institution or surety provides a financial guarantee that the Company will perform in accordance with contractual or legal obligations. As of September 30, 2023, the Company had $21.8 million of performance guarantees in the form of bank guarantees or surety bonds guaranteed by third parties.
Trade Compliance Matter
During the first quarter of 2022, DASAN India Private Limited ("DIPL"), an indirect subsidiary of the Company, received a notice letter from the Office of the Commissioner of Customs, Chennai II of the India Department of Revenue (the “Notice”) claiming DIPL had allegedly mis-declared and incorrectly classified certain products imported to India by DIPL at the time of clearance of customs. The Notice claims that due to such mis-declaration and incorrect classification of the imported products, the Company and its contract manufacturer in India underpaid duties approximating INR 299.6 million ($3.6 million USD based on exchange rates as of September 30, 2023) related to such products. The documents relied upon in the Notice were requested by the Company, however they are yet to be received. In the second quarter of 2023, the Company received a second notice letter issued by the Office of the Principal Commissioner of Customs (Air Cargo) Complex, Chennai VII Commissionerate claiming the alleged underpaid duties approximated INR 389.3 million ($4.7 million based on exchange rates as of September 30, 2023). The two notice letters cover substantially the same shipments and overlap in scope. The Company intends to vigorously defend itself in this matter. As we have not yet received the full contents of the Notice, we are unable to estimate a potential loss related to this matter, if any, which could range up to the full amount of the alleged unpaid duties, plus penalties and interest. In the beginning of 2024, the Company divested its certain subsidiaries in Asia, including DIPL. Following the divestiture, any litigation and claims related to the divested subsidiaries are no longer an obligation of the Company. Refer to Note 16 Subsequent Events for additional information about the divestiture.

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
(14) Income Taxes
Income tax benefit for the three months ended September 30, 2023 was $0.9 million on pre-tax loss of $35.0 million. Income tax provision for the nine months ended September 30, 2023 was approximately $0.6 million on pre-tax loss of $82.1 million. Income tax benefit for the three months ended September 30, 2022 was approximately $1.2 million on pre-tax loss of $12.2 million. Income tax provision for the three months ended September 30, 2022 was approximately $2.5 million on pre-tax loss of $28.6 million.
As of September 30, 2023, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in North America, EMEA and Asia, mandatory R&D expense capitalization in the U.S., and foreign and state income tax rate differentials. Consistent with the prior periods, the Company continued to maintain valuation allowances in North America, EMEA and Asia.
The total amount of unrecognized tax benefits, including interest and penalties, as of September 30, 2023 was $5.2 million. There were no significant changes to unrecognized tax benefits during the three months ended September 30, 2023. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months.

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
The Company's property, plant and equipment, net of accumulated depreciation, were located in the following geographical areas (in thousands) as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
United States	$3,199	$5,725
Korea	2,128	2,706
Japan	518	644
Canada	—	157
Germany	172	110
Other	90	136
	$6,107	$9,478

(16) Subsequent Events
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
•Cloud Software. Our DZS Cloud platform provides software capabilities specifically in the areas of network orchestration, application slicing, automation, analytics, service assurance, and consumer broadband experience. Via our DZS Xtreme solutions we offer a commercial, carrier-grade network-slicing enabled orchestration platform complementing our position with physical network devices supporting Open RAN and 4G/5G networks. Communications service providers are implementing software defined networking and network functions virtualization architectures to reduce reliance on proprietary systems and hardware, which increase service agility, flexibility, and deployment of new network services while lowering costs. Our Expresse software solution provides a clear view of multi-vendor, multi-technology access networks for both network and service assurance while monitoring, identifying, diagnosing, and fixing network problems via an artificial intelligence (AI) based recommendation engine. CloudCheck software is an advanced WiFi experience management and analytics solution that enables communications service providers to monitor, manage and optimize home WiFi networks. DZS customers are implementing experience and service assurance solutions to reduce support costs, including specifically the costs of WiFi troubleshooting and truck rolls, improve service performance and customer satisfaction, and ultimately reduce subscriber churn and increase average revenue per user (ARPU).
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
On May 8, 2023, the Company entered into the Third Amendment to the Credit Agreement (the "Third Amendment"), which amends the Credit Agreement dated February 9, 2022 (as previously amended on May 27, 2022 and February 15, 2023) and, among other things, modifies certain financial covenants. Refer to Note 7, in the Notes to the Unaudited Condensed Consolidated Financial Statements, for further information on the Third Amendment.
On September 12, 2023 and September 22, 2023, DASAN Network Solutions, Inc., a Korea corporation, as borrower (“DNS Korea”), entered into two Loan Agreements (the “DNI Loan Agreements”) with DNI, as lender, DZS California, Inc., a California corporation, as collateral provider, and DZS Inc. DNS Korea is an indirect subsidiary of the Company. Pursuant to the DNI Loan Agreements, DNS Korea received two three-year term loans in an aggregate principal amount equal to 39.6 billion South Korean Won (“KRW”), the equivalent of $29.9 million as of the date of the transactions. The net proceeds under the DNI Loan Agreements were used to repay the outstanding obligations under the JPM Credit Agreement, and the JPM Credit Agreement was terminated on December 14, 2023.
RESULTS OF OPERATIONS
The tables below presents the historical consolidated statement of comprehensive loss as a percentage of revenues and period-over-period changes (dollars in thousands).

	Three months ended September 30,
	2023	% of net revenue	2022	% of net revenue	Increase (Decrease)
Net revenue	$49,448	100%	$98,890	100%	(50.0)%
Cost of revenue	47,517	96%	66,860	68%	(28.9)%
Gross profit	1,931	4%	32,030	32%	(94.0)%
Operating expenses:
Research and product development	12,767	26%	15,499	16%	(17.6)%
Selling, marketing, general and administrative	22,096	45%	23,698	24%	(6.8)%
Restructuring and other charges	135	—%	601	1%	(77.5)%
Impairment of long-lived assets	—	—%	827	1%	(39.7)%
Amortization of intangible assets	1,321	3%	1,190	1%	11.0%
Total operating expenses	36,319	74%	41,815	43%	(13.1)%
Operating loss	(34,388)	(70)%	(9,785)	(11)%	251.4%
Interest expense, net	(1,010)	(2)%	(399)	—%	153.1%
Loss on extinguishment of debt	(375)	(1)%	—	—%	100.0%
Other income (expense), net	813	2%	(1,984)	(2)%	(141.0)%
Loss before income taxes	(34,960)	(71)%	(12,168)	(13)%	187.3%
Income tax benefit	(947)	(2)%	(1,214)	(1)%	(22.0)%
Net loss	$(34,013)	(69)%	$(10,954)	(12)%	210.5%

	Nine Months Ended September 30,
	2023	% of net revenue	2022	% of net revenue	Increase (Decrease)
Net revenue	$179,608	100%	$253,828	100%	(29.2)%
Cost of revenue	138,219	77%	173,122	68%	(20.2)%
Gross profit	41,389	23%	80,706	32%	(48.7)%
Operating expenses:
Research and product development	42,660	24%	39,691	16%	7.5%
Selling, marketing, general and administrative	69,946	39%	61,953	24%	12.9%
Restructuring and other charges	4,881	3%	1,393	2%	250.4%
Impairment of long-lived assets	499	1%	827	—%	(39.7)%
Amortization of intangible assets	3,913	2%	1,948	1%	100.9%
Total operating expenses	121,899	69%	105,812	43%	15.2%
Operating loss	(80,510)	(46)%	(25,106)	(10)%	220.7%
Interest expense, net	(2,844)	(2)%	(653)	—%	335.5%
Loss on extinguishment of debt	(375)	—%	—	—%	100.0%
Other income (expense), net	1,653	1%	(2,847)	(1)%	(158.1)%
Loss before income taxes	(82,076)	(47)%	(28,606)	(11)%	186.9%
Income tax provision	591	—%	2,498	1%	(76.3)%
Net loss	$(82,667)	(47)%	$(31,104)	(12)%	165.8%
Net Revenue
The following table presents our revenues by product technology (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Access Networking Infrastructure	$39,446	$83,199	(52.6)%	$146,551	$225,814	(35.1)%
Cloud Software & Services	10,002	15,691	(36.3)%	33,057	28,014	18.0%
Total	$49,448	$98,890	(50.0)%	$179,608	$253,828	(29.2)%
Our revenue from sales of access networking infrastructure products includes Access Edge, Optical Edge, and Subscriber Edge network solutions. Our cloud software and services revenue represents revenue from our Cloud Software solutions including DZS Xtreme, Expresse and CloudCheck software, and revenue from maintenance and other professional services associated with product shipments.
For the three months ended September 30, 2023, access networking infrastructure revenue decreased by 52.6% or 43.8 million to $39.4 million from $83.2 million in the same period last year. For the nine months ended September 30, 2023, access networking infrastructure revenue decreased by 35.1% or $79.3 million to $146.6 million from $225.8 million in the same period last year. The decrease was primarily attributable to lower spending levels from our major customers in Asia, EMEA, and Americas. The decrease in cloud software and services revenue for the three months ended September 30, 2023 was primarily due to the decreased product and software sales. The increase in cloud software and services revenue for the nine months ended September 30, 2023 was primarily due to the revenue related to the ASSIA Acquisition.

The following table presents our revenues by geographical concentration (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Americas	$11,080	$27,609	(59.9)%	$51,111	$78,950	(35.3)%
Europe, Middle East, Africa	12,352	25,042	(50.7)%	46,041	54,786	(16.0)%
Asia	26,016	46,239	(43.7)%	82,456	120,092	(31.3)%
Total	$49,448	$98,890	(50.0)%	$179,608	$253,828	(29.2)%
Our geographic diversification reflects the combination of market demand, a strategic focus on capturing market share through new customer wins and new product introductions.
The decrease in net revenue for the three and nine months ended September 30, 2023 was attributable to decreased revenue in Asia, EMEA, and Americas driven by decreased spending levels from our major customers, which was partially offset by revenue related to the ASSIA Acquisition.
For the three months ended September 30, 2023, no customers accounted for more then 10% of net revenue. For the nine months ended September 30, 2023, one customer accounted for 12% of net revenue. For the three months ended September 30, 2022, one customer accounted for 13% of net revenue. For the nine months ended September 30, 2022, no customers accounted for more then 10% of net revenue.
We anticipate that our results of operations in any given period may depend to a significant extent on sales to a small number of large customers. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.
Cost of Revenue and Gross Profit
Total cost of revenue decreased by 28.9% to $47.5 million for the three months ended September 30, 2023, compared to $66.9 million for the three months ended September 30, 2022. Total cost of revenue was 96.1% of net revenue for the three months ended September 30, 2023, compared to 67.6% of net revenue for the three months ended September 30, 2022, which resulted in a decrease in gross profit percentage to 3.9% for the three months ended September 30, 2023 from 32.4% for the three months ended September 30, 2022.
Total cost of revenue decreased by 20.2% to $138.2 million for the nine months ended September 30, 2023, compared to $173.1 million for the nine months ended September 30, 2022. Total cost of revenue was 77.0% of net revenue for the nine months ended September 30, 2023, compared to 68.2% of net revenue for the nine months ended September 30, 2022, which resulted in a decrease in gross profit percentage to 23.0% for the nine months ended September 30, 2023 from 31.8% for the nine months ended September 30, 2022.
The decrease in total cost of revenue was primarily due to the decrease in sales volume. The gross profit percentage decrease was primarily due to the change in number and mix of products sold, elevated component costs, expedite fees paid to deliver certain products, and increase in inventory obsolescence reserve.
Operating Expenses
Research and Product Development Expenses: Research and product development expenses include personnel costs, outside contractor and consulting services, depreciation on lab equipment, costs of prototypes and overhead allocations.
Research and product development expenses decreased by 17.6% to $12.8 million for the three months ended September 30, 2023 compared to $15.5 million for the three months ended September 30, 2022. Research and product development expenses increased by 7.5% to $42.7 million for the nine months ended September 30, 2023 compared to $39.7 million for the nine months ended September 30, 2022. The decrease for the three months ended September 30, 2023 was primarily due to certain cost saving initiatives started by the Company in the third quarter of 2023. The increase for the nine months ended September 30, 2023 was primarily due to the ASSIA Acquisition.
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

Selling, marketing, general and administrative expenses decreased by 6.8% to $22.1 million for the three months ended September 30, 2023 compared to $23.7 million for the three months ended September 30, 2022. Selling, marketing, general and administrative expenses increased by 12.9% to $69.9 million for the nine months ended September 30, 2023 compared to $62.0 million for the nine months ended September 30, 2022. The decrease for the three months ended September 30, 2023 was primarily due to certain cost saving initiatives started by the Company in the third quarter of 2023. The increase for the nine months ended September 30, 2022 was primarily due to the ASSIA Acquisition and a stock-based compensation.
Restructuring and Other Charges: Restructuring and other charges for the three and nine months ended September 30, 2023 primarily related to the strategic decision to outsource manufacturing from the Company's Seminole, Florida facility to Fabrinet. Restructuring and other charges for the three and nine months ended September 30, 2022 related primarily to the transition of DZS GmbH and Optelian to sales and research and development centers. See Note 9 Restructuring and Other Charges of the Notes to Unaudited Condensed Consolidated Financial Statements, for further information.
Impairment of Long-Lived Assets: In the second quarter of 2023, the Company recorded an impairment charge of $0.5 million for the right-of use assets from operating leases in connection with vacating a part of its office space in Plano, Texas, following the reduction in administrative personnel. During the nine months ended September 30, 2022, the Company recorded $0.8 million in impairment charges on the right-of-use assets related to the office lease in Redwood City, California, acquired in conjunction with ASSIA Acquisition. Following the acquisition, the Company made a decision to vacate the space in Redwood City and to adopt a remote work policy in the region.
Interest Income (Expense), net: Interest income (expense) relates mainly to earnings from our cash and cash equivalents, interest expense associated with the credit facilities and amortization of debt issuance costs associated with obtaining such credit facilities. For the three and nine months ended September 30, 2023, the Company recorded $1.0 million and $2.8 million of interest expense, net, respectively. For the three and nine months ended September 30, 2022, the Company recorded $0.4 million and $0.7 million of interest expense, net, respectively.
Loss on Extinguishment of Debt: During the third quarter of 2023, the Company paid the outstanding term loan borrowings under JPM Credit Facility. In association with this debt repayment, the Company recorded a loss on extinguishment of debt of $0.4 million. There was no debt extinguishment related charge in 2022.
Other Income (Expense), net: Other income (expense), net relates mainly to realized and unrealized foreign currency exchange gains and losses. For the three and nine months ended September 30, 2023, the Company recorded $0.8 million and $1.7 million of other income, net, respectively. For the three and nine months ended September 30, 2022, the Company recorded $2.0 million and $2.8 million of other expense, net, respectively. The change in other income (expense), net was primarily due to foreign currency exchange rates fluctuation during the above periods.
Income Tax Provision: Income tax benefit for the three months ended September 30, 2023 was $0.9 million on pre-tax loss of $35.0 million. Income tax provision for the nine months ended September 30, 2023 was approximately $0.6 million on pre-tax loss of $82.1 million. Income tax benefit for the three months ended September 30, 2022 was approximately $1.2 million on pre-tax loss of $12.2 million. Income tax provision for the three months ended September 30, 2022 was approximately $2.5 million on pre-tax loss of $28.6 million.
As of September 30, 2023, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in North America, EMEA and Asia, mandatory R&D expense capitalization in the U.S., and foreign and state income tax rate differentials. Consistent with the prior periods, the Company continued to maintain valuation allowances in North America, EMEA and Asia.

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
The following table summarizes the information regarding our cash and cash equivalents and working capital (in thousands):

	September 30, 2023	December 31, 2022
Unrestricted cash and cash equivalents	$4,294	$34,347
Working capital	$48,128	$89,658
As of September 30, 2023, we had $48.1 million of working capital and $4.3 million in unrestricted cash and cash equivalents, which included $3.7 million in cash balances held by our international subsidiaries.
As of September 30, 2023, the Company's total debt obligation was $40.4 million. Refer to Note 16 Subsequent events in the Notes to Unaudited Condensed Consolidated Financial Statements for further information about additional debt financing obtained by the Company in December 2023.
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
The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Nine months ended September 30,
	2023	2022
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(41,219)	$(38,167)
Net cash provided by (used in) investing activities	421	(24,542)
Net cash provided by financing activities	6,572	30,838
Effect of exchange rate changes on cash, cash equivalents and restricted cash	914	(815)
Net change in cash, cash equivalents and restricted cash	$(33,312)	$(32,686)
Cash, cash equivalents and restricted cash at beginning of period	$38,464	$53,639
Cash, cash equivalents and restricted cash at end of period	$5,152	$20,953
Operating Activities
Net cash used in operating activities increased by $3.1 million to $41.2 million for the nine months ended September 30, 2023 from net cash used in operating activities of $38.2 million for the nine months ended September 30, 2022. The increase in cash used in operating activities was primarily due to an increase in research and development expenses, sales and marketing expense, and restructuring expenses related to the Fabrinet transition.

Investing Activities
Net cash provided by investing activities totaled $0.4 million for the nine months ended September 30, 2023 and consisted primarily of cash received from the sale of manufacturing equipment as part of transition to Fabrinet partially offset by cash used to purchase property and equipment. This is in comparison to net cash used in investing activities of $24.5 million for the nine months ended September 30, 2022, which consisted primarily of cash used in the ASSIA Acquisition and purchases of property and equipment.
Financing Activities
Net cash provided by financing activities totaled $6.6 million for the nine months ended September 30, 2023 and consisted primarily of net proceeds from the related party loans of $24.2 million, proceeds from short-term borrowings of $11.5 million partially offset by the repayment of the borrowings under the JPM Credit Facility of $4.3 million This is in comparison to net cash provided by financing activities of $30.9 million for the nine months ended September 30, 2022, which consisted primarily of borrowing under the JPM term loan to fund the ASSIA Acquisition.
Cash Management
Our primary source of liquidity comes from our cash, cash equivalents and restricted cash, which totaled $5.2 million at September 30, 2023. Our cash, cash equivalents and restricted cash as of September 30, 2023 included $4.7 million held by our international subsidiaries.
Debt Facilities
As of September 30, 2023, the Company's debt obligation consisted of $29.3 million of long-term obligation under the DNI Loan Agreements and $11.1 million of short-term obligations under the financing arrangements with foreign banks and other lending institutions. Refer to Note 7 Debt, in the Notes to Unaudited Condensed Consolidated Financial Statements, for more detail about our current and past debt obligations.
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
Our accounts receivable represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of September 30, 2023, no customers represented more than 10% of net accounts receivable. Net accounts receivables from customers in countries other than the United States represented 67% of such receivables. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt obligations.
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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. In the course of the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due to the existence of unremediated material weaknesses in internal control over financial reporting described below.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the existence of the material weaknesses described below, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in conformity with generally accepted accounting principles in the United States of America ("GAAP").

Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of September 30, 2023, as a result of material weaknesses in the following areas:

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
Changes in Internal Control over Financial Reporting
Except for the material weaknesses described above, no other change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.5
Loan Agreement, dated as of September 12, 2023, by and among Dasan Networks, Inc., as Lender, Dasan Network Solutions, Inc., as Borrower, DZS California, Inc., as Collateral Provider, and DZS Inc. (solely for the limited purposes stated therein) (English translation) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2023).

10.6
Loan Agreement, dated as of September 22, 2023, by and among Dasan Networks, Inc., as Lender, Dasan Network Solutions, Inc., as Borrower, DZS California, Inc., as Collateral Provider, and DZS Inc. (English translation) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2023).

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