Form 10-K
period 2023-12-31
DZS INC.
filed 2024-08-13
CIK 1101680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of July 22, 2024, there were 38,024,783 shares outstanding of the registrant’s common stock, $0.001 par value. As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $87,407,029.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

We research, develop, test, sell, manufacture and support platforms in the areas of mobile transport and fixed broadband access, as discussed below. We have regional development and support centers around the world to support our customer needs. As of December 31, 2023, we employed over 660 personnel worldwide.

Our Solutions and Platforms

Our solutions and platforms portfolio include products in Access Edge, Subscriber Edge, Optical Edge, and Cloud Software.

•
Access Edge. Our DZS Velocity portfolio offers a variety of solutions for carriers and service providers to connect residential and enterprise customers, either using high-speed fiber or leveraging their existing deployed copper networks to offer broadband services to customer premises. Once our broadband access products are deployed, the service provider can offer voice, ultra-high-definition video, high-speed internet access and business class services to their customers. In addition, the switching and routing products we provide in this space offer a high-performance and manageable solution that bridges the gap from carrier access technologies to the core network. DZS “system-on-a-card” technology increases the velocity with which service providers can leap to multi-gigabit services at scale by enabling rapid transition from Gigabit Passive Optical Network (“GPON”) to 10 Gigabit Symmetrical Passive Optical Network (“XGS-PON”) and 50 Gigabit Passive Optical Network (“50G PON”) in the future and Gigabit Ethernet (“GE”) to 10 GE via any service port across a range of existing DZS Velocity chassis and 10 GE optimized stackable fixed form factor units.
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
•
On June 1, 2024, the Company completed an acquisition of Netcomm Wireless Pty Ltd, a private limited company registered in New South Wales, Australia (“Netcomm”) (the "Netcomm Acquisition"). In conjunction with the Netcomm Acquisition, the Company expanded its product portfolio by adding NetComm’s Fiber Extension, Connected Home, Fixed Wireless Access (“FWA”) and Industrial Internet of Things (“IoT”) products.

Industry Background

Expansion in our business across the Americas, Europe, Middle East and Africa (“EMEA”), and Australia/New Zealand (“ANZ”) regions is driven by the increased demand of residential subscribers, cloud service providers and enterprises for mobile and fixed network access and transport solutions, communications equipment and software that enable or support access to higher speed bandwidth access to the internet and better broadband experiences.

Furthermore, increased competition between CSPs in particular for subscriber broadband services has resulted in significant investment pressure to upgrade network infrastructure to meet growing bandwidth needs. Broadband access and transport networks must be multiservice in nature and must have extensive quality of service guarantees in order to support 5G, mobile xHaul, symmetric business services and residential services, as well as virtual overlay networks for alternative operators and wholesale access.

In recent years, the growth of social communications and networking has placed significant demands on legacy access infrastructure, which was exacerbated in 2020 by the global COVID-19 pandemic which drove a dramatic rise in remote work and learning as well as entertainment streaming. This increased demand has been challenging for the industry, even for the newest and most advanced CSPs. Increased subscriber usage of smartphone, video streaming services, PC gaming services and high definition and ultra-high-definition televisions has increased the network throughput demand driven by music, pictures, user-generated content (as found on many video-sharing sites) and high-definition video, which have all become a growing part of subscribers’ regular exchange of information. In addition, we are already seeing AI and the symmetric transfer of data and analytics drive massive new requirements in network capacity and latency and expect this to increase significantly over time.

Trends such as Software-as-a-Service (SaaS), Cloud-based services, IoT, AI, and 5G have also increased the demand for broadband network edge access and customer premises solutions. All of these new technologies share a common dependency on high-bandwidth communication networks and sophisticated traffic management tools. As bandwidth demands continue to increase, carriers need to continue to upgrade their network infrastructure to support such demand. The infrastructure upgrade cycle typically has the effect of moving bandwidth bottlenecks from one part of the network to another (such as a carrier’s access network, core network or data centers), depending on the selection of technology and costs.

It is widely acknowledged in the industry that a fiber-optic broadband access network is the preferred network architecture for a broadband fixed network. This network architecture is commonly called Fiber to the Premises (“FTTP”) for business subscribers or Fiber to the Home (“FTTH”) for residential subscribers. With FTTH, all services are generally delivered to the premises through smart optical networking terminal units (“ONTs”). Fiber to the Node (“FTTN”) and Fiber to the Curb (“FTTC”) architectures are also deployed where the fiber-optic cable terminates at a street cabinet which can contain a Digital Subscriber Line Access Multiplexer (“DSLAM”), Multiple Service Access Node (“MSAN”) or Distribution Point Unit (“DPU”) that then provides higher speed services to their customers over the last mile legacy copper wireline infrastructure. FWA technology leveraging 4G/5G and WiFi technologies has also emerged as a necessary option where the business case for fiber cannot be met. With the shift away from the legacy copper telephone Time-division Multiplexing (“TDM”) switches (used in carrier networks from the 1980’s to the early 2000’s), many carriers that continue to provide services over copper wireline networks are decommissioning their legacy telephone switches and moving services over to Voice over Internet Protocol (“VoIP”) platforms via an MSAN/Softswitch solution. Our broadband access products and solutions are designed to address all these FTTx configurations by allowing carriers and CSPs to either use fiber-optic networks or leverage their existing deployed copper networks to offer broadband services to customer premises. The demand for FTTx is also driven by various government sponsored broadband stimulus funding programs. These initiatives cultivate broadband opportunities around the world. Several of the most prominent initiatives are in North America, including American Rescue Plan Act (ARPA), the CARES Act, the Consolidated Appropriations Act, the Rural Digital Opportunity Fund (RDOF) the Infrastructure Investment and Jobs Act, and the Broadband Equity, Access, and Deployment (BEAD) program. Global government sponsored broadband stimulus initiatives are less commonly known, though equally important in their contributions to the investment in fiber-optic broadband access network. We are benefiting from several customers that have accelerated their network investment because of government broadband stimulus programs.

With respect to mobile wireless networks, the popularity of mobile smartphones and increasing demand for mobile data has forced mobile network operators to upgrade their mobile access technologies from 3rd generation wireless (“3G”) to 4th generation wireless (“4G” or “LTE”) and to 5G. These technology upgrades are typically accompanied by network infrastructure upgrades, including upgrades to the carriers’ access networks (referred to as “mobile xHaul”), core networks and data centers. Our mobile xHaul products, which have features for time sensitive networks, provide a robust, manageable and scalable solution for mobile network operators that enable them to upgrade their mobile fronthaul/backhaul systems and migrate to 4G and 5G. In addition, the FWA portfolio we added with the Netcomm Acquisition leverages 4G and 5G licensed spectrum to deliver fiber-like broadband speeds to homes where the business case for fiber network deployment is challenged. Many DZS FWA solutions can be self-installed both indoors and outdoors providing a significant operational and time-to-market advantage for our customers.

Another growing industry trend is the desire of carriers and service providers to simplify network operations and reduce costs. Increasingly, we see network operators seeking to reduce the number of active components in their networks and to centralize network data and control in data centers, both of which require network redesigns and upgrades. Our FTTP portfolio, FiberLAN portfolio of Passive Optical LAN (“POL”) products, as well as our Saber portfolio of Ethernet switching and transport products and SDN and NFV tools and building blocks, are designed to address these market trends, with FTTP and POL emerging as a popular customer choice for network upgrades.

Our Strategy

We strive to balance growth with financial discipline that specifically focuses on improving product margins, increasing recurring software and service revenue, and managing expenses to drive profitability. The principal elements of our strategy include:

•
Global Presence. We have a global customer base with active customers in more than 50 countries worldwide. In 2023, we provided our fixed and wireless network access solutions, transport solutions, connectivity solutions, and cloud software to Tier 1, national, and regional carriers in the Asia-Pacific region, EMEA, and the Americas. On April 5, 2024, the Company completed a divestiture of its certain subsidiaries in Asia enabling the Company to focus its go-to-market strategy, technology and innovation on the Americas, EMEA, and ANZ regions. We currently leverage our infrastructure across these regions, which includes sales offices, research and development “Centers of Excellence” in the United States of America (“United States” or “U.S.”), Germany, India, Spain, Turkey and Canada, third-party development partners in Brazil and the Republic of Korea (“South Korea”) and contract manufacturing capabilities in the United States, South Korea, Vietnam, Thailand and China, to support our customer base.

•
Leading FTTx Market Position. We hold a strong innovation leadership position in the FTTx network access space. We offer customers an extensive choice of indoor and outdoor fiber demarcation and fully integrated smart gateways with telephone data, Power over Ethernet (“POE”), WiFi and over-the-top set-top box (“OTT STB”) capabilities and other service interfaces. In the FTTx optical line terminal (“OLT”) category and fiber extension FTTC solutions, we offer a large portfolio of modular chassis, single platforms, and software for deployment in datacenter, central office, extended temperature environments and multi-dwelling unit (“MDU”) scenarios.
•
Technology Leadership. We believe that our future success is built upon our investment in the development of advanced communications technologies. We continue to focus on research and development to maintain our leadership position in broadband network edge access and transport solutions, connectivity communications equipment and cloud software. These development efforts include innovating around 5G mobile xHaul technology in collaboration with our leading Tier 1 carriers, innovating in environmentally hardened DWDM coherent optics and compact ROADM solutions to address emerging transport traffic needs, developing a new generation of SDN/NFV solutions for unified wired and wireless networks, upgrading our broadband access technology for 10 and 25/50/100 gigabit PON technologies, 4G and 5G FWA solutions, FTTC fiber extension solutions, IoT enterprise solutions and introducing our AI-driven, cloud managed WiFi solutions and data analytics offerings. We also continue to expand and differentiate our portfolio through software investments in network orchestration, automation and slicing, a unified operating system and a subscriber experience software-as-a-service (SaaS) platform. Our software expansion and vision are designed to improve our long-term margin profile while differentiating DZS in the marketplace.
•
Strategic Mergers and Acquisitions. In addition to organic growth, we may from time to time seek to expand our operations and capabilities through strategic acquisitions.

On June 1, 2024, DZS acquired NetComm Wireless Pty Ltd. (“NetComm”), a developer of innovative Fiber Extension (also known as FTTC), FWA, IoT and Home Broadband connectivity solutions based in Sydney, Australia. This acquisition underscores our commitment to provide CSPs and enterprise customers with a comprehensive set of connectivity solutions that enhance our overall portfolio with differentiated solutions to capitalize on our broadband anywhere vision and go-to-market strategy.

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

On January 3, 2019, we acquired Keymile to expand our business efforts in the EMEA region. The acquired Multi-service Access Nodes (MSAN) portfolio complemented the DZS existing portfolio by offering leading class point-to-point active FTTx Ethernet and copper-based access technology based on G. Fast technology as well as VoIP gateway features.

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

Customers

We generally sell our products and services directly to carriers and CSPs that offer voice, data and video services to businesses, governments, utilities and residential subscribers, as well as enterprises serving the hospitality, education, commercial properties, medical, and entertainment venues/stadiums. Our customer base includes regional, national and international carriers and CSPs. To date, our products have been deployed by hundreds of carriers, CSPs and enterprises across the Asia-Pacific, Americas, EMEA, and ANZ regions.

We also sell solutions indirectly to end customers through system integrators and distributors to the service providers, hospitality, education, stadiums, manufacturing and business enterprises as well as to the government and military.

For the year ended December 31, 2023, one customer represented 12% of net revenue. For the year ended December 31, 2022, no customers represented more than 10% of net revenue.

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

We have core research and development "Centers of Excellence" located in the United States, Germany, Canada, Turkey, India and Spain as well as third-party development partners in South Korea and Brazil. In all of these centers, we develop and test both our hardware and software solutions. We continue to invest heavily in automated and scale testing capabilities for our products to better emulate our customers’ networks.

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

We are committed to investing in advanced technology research and development for new products and innovative solutions that align with our business strategy. Our research and product development expenses were $55.8 million and $56.1 million in 2023 and 2022, respectively.

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

Sales and Marketing

We currently have a global sales presence with customers from over 50 countries across the Americas, EMEA, Asia Pacific, and ANZ regions, and we sell our products and services both directly and indirectly through channel partners with support from our salesforce. As part of our direct sales process, we partner with carriers from the early phases of technology development to ensure our products are carrier-grade and purpose-built for the most rigorous of environments. Our indirect sales channel partners include distributors, value added resellers, and system integrators. These partners sell directly to, and service, end customers and often provide additional value-added services such as system installation, technical support, and professional support services in addition to equipment sales. Our sales efforts are generally organized and sized according to geographical regions for target carriers, service providers, municipalities and enterprise customers. In 2023, we had the following sales organization structure.

•
Americas Sales. Our Americas Sales organization includes coverage of North America and Latin America regions. The organization establishes and maintains direct and indirect relationships with customers in the Americas, which includes carriers and service providers, cable operators, utilities and enterprises. In addition, this organization is responsible for managing our distribution channel, inside sales and sales engineering activities.
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

With the acquisition of Netcomm, we also established an ANZ sales organization that maintains direct and indirect relationships with customers in the ANZ region, consisting primarily of Tier 1 carriers.

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

Our backlog consists of purchase orders for products and services that we expect to ship or perform within the next year. Our backlog may fluctuate based on the timing of when purchase orders are received. As of December 31, 2023, our backlog was approximately $200.8 million, compared to $291.3 million at December 31, 2022. We consider backlog to be an indicator, but not the sole predictor, of future sales because our customers may cancel or defer orders without penalty.

Competition

We compete in communications equipment and software markets, providing products and services for the delivery of broadband connectivity, connected home and business, mobile and optical edge transport, and cloud software-based services. These markets are characterized by rapid change, converging technologies and a migration to solutions that offer advantages in both operational efficiency and service performance. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in our core broadband connectivity and connected home and business markets, including ADTRAN, Calix, Huawei, Nokia, and ZTE, among others. In our FiberLAN business, which is a subset of our broadband connectivity and connected home and business market, our competitors include Cisco, Nokia, and Tellabs, among others. In our mobile and optical edge transport business, our competitors include Ciena, Infinera, Nokia, Cisco and Juniper Networks, among others. In our cloud software business, our competitors include solutions from ADTRAN, Calix, Ciena, Nokia, and Solarwinds. In addition, a number of companies have introduced products that address the same network needs that our products and solutions address, both domestically and internationally. The overall number of our competitors may increase, and the identity and composition of competitors may change. As we continue to expand our sales across the Americas, EMEA, and ANZ regions, we may see new competition in different geographic regions. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. Many of our competitors have greater financial, technical, sales and marketing resources than we do.

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

Manufacturing and Operations

Operationally, we use a global sourcing procurement program to purchase and manage key raw materials and subassemblies through qualified suppliers, sub-contractors, original equipment and design manufacturers and electronic manufacturing service vendors. Through 2022, our manufacturing process has used a strategic combination of procurement from qualified suppliers and in-house manufacturing in Seminole, Florida, USA. In October 2022, we announced an agreement with Fabrinet, a third-party provider of electro-mechanical and electronic manufacturing and distribution services, to transition the sourcing, procurement, order-fulfillment, and manufacturing activities in the Company's Seminole facility to Fabrinet. The transition began in October 2022 and completed in the beginning of 2023, whereupon the Company no longer manufactures the products it sells. We have also relied and will continue to rely on other contract manufacturers, primarily located in China, Thailand, and South Korea, and original design manufacturers for high volume, low mix products.

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

We have experienced significant disruptions in our supply chain during the last three years. As of early 2024, supply chain pressures have fallen from unprecedented levels following the COVID-19 pandemic, however, we anticipate that such pressures will continue in 2024. As we continue to incur elevated costs for components and expedite fees, our supply chain and operations teams continue to focus on managing through a constrained environment, thereby enabling DZS to maximize shipments despite elongated lead times. In 2023, we transitioned the sourcing, procurement, order-fulfillment, and manufacturing for our velocity (OLT), Saber (Optical) product lines to Fabrinet. The new sourcing and manufacturing model is expected to mitigate certain supply chain risks related to procurement of raw materials. We remain cautious about continued supply chain headwinds that challenge the industry and anticipate a constrained supply chain environment to persist throughout 2024.

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

Employees

As of December 31, 2023, we employed over 660 personnel worldwide. We consider the relationships with our employees to be positive. Competition for technical personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business and financial results:

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

As a result of the material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023. We are actively engaged in developing a remediation plan designed to address the material weaknesses, but our remediation efforts are not complete and are ongoing. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements, and may be required to seek additional waivers or repay amounts under these financing arrangements earlier than anticipated, which could adversely impact our liquidity and financial condition. Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls over financial reporting, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. The next time we evaluate our internal control over financial reporting, if we identify one or more new material weaknesses or are unable to timely remediate our existing material weaknesses, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion or expresses an adverse opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock and possibly impact our ability to obtain future financing on acceptable terms. We may also lose assets if we do not maintain adequate internal controls.

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

We are currently delinquent in the filing of certain of our periodic reports with the SEC. As a result, we are not in compliance with listing requirements of Nasdaq Listing Rule 5250(c)(1) which requires timely filing of periodic financial reports with the SEC. As a result of our failure to file our periodic reports with the SEC in a timely manner or within any extension periods prescribed by Nasdaq, on August 8, 2024 trading of our common stock on Nasdaq was suspended, and we are subject to delisting from trading on Nasdaq. There can be no assurance whether or when the suspension of trading on Nasdaq will be lifted. If our common stock is delisted, there can be no assurance whether or when it would again be listed for trading on Nasdaq or any other exchange. Since the announcement that trading of our common stock on Nasdaq would be suspended, the market price of our stock has declined and become more volatile, and our stockholders may find that their ability to trade in our common stock will be adversely affected. If our common stock is delisted, the market price of our shares will likely decline further and become more volatile, and our stockholders may find that their ability to trade in our stock will be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock. In addition, our ability to hire and retain key personnel and employees may be adversely affected by volatility or reductions in the price of our common stock, since these employees are generally granted equity-based awards. We have previously experienced and may continue to experience employee attrition and difficulty attracting talent as a result of these issues. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs, nor may we be successful in keeping the qualified personnel we currently have.

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

As of December 31, 2023, we had approximately $19.0 million in unrestricted cash and cash equivalents, including $6.8 million in cash balances held by our international subsidiaries. If we are unable to raise additional capital, we may be unable to adequately fund our existing operations. Our current liquidity condition exposes us to the following risks: (i) vulnerability to adverse economic conditions in our industry or the economy in general; (ii) limitations on our ability to adequately plan for, or react to, changes in our business and industry; and (ii) negative investor and customer perceptions about our financial stability, which could limit our ability to obtain financing or acquire customers.

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

We had a net loss of $135.2 million and $41.3 million for the years ended December 31, 2023 and 2022 respectively. Additionally, we have incurred significant losses in prior years. We have an accumulated deficit of $263.9 million as of December 31, 2023. We expect that we will continue to incur substantial product cost, research and product development, sales and marketing, customer support, administrative and other expenses in connection with the ongoing development of our business. In addition, we may be required to spend more on research and product development than originally budgeted to respond to industry trends. We may also incur significant new costs related to acquisitions and the integration of new technologies and other acquisitions that may occur in the future. We may not be able to adequately manage costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve profitability in future periods will depend on our ability to generate and sustain higher revenue while maintaining reasonable costs and expense levels. If we fail to generate sufficient revenue to achieve profitability in future periods, we may continue to incur operating losses, which could be substantial, and our stock price could decline.

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

We currently have significant operations in Germany, Spain, Turkey, India and Canada (and, as of June 1, 2024, Australia), as well as sales and technical support teams in various locations around the world. We continue to consider opportunities to expand our international operations in the future. The successful management and expansion of our international operations requires significant human effort and the commitment of substantial financial resources. Further, our international operations may be subject to certain risks, disruptions and challenges that could materially harm our business, operations, financial condition, and liquidity, including: (i) unexpected changes in laws, policies and regulatory requirements, including but not limited to regulations related to import-export control; (ii) trade protection measures, tariffs, embargoes and other regulatory requirements which could affect our ability to import or export our products into or from various countries; (iii) political unrest or instability, acts of terrorism or war in countries where we or our suppliers or customers have operations, including the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, and China-Taiwan tensions; (iv) political considerations that affect service provider and government spending patterns; (v) heightened political tensions between the U.S. and China regarding trade practices and intellectual property rights; (vi) differing technology standards or customer requirements; (vii) developing and customizing our products for foreign countries; (viii) fluctuations in currency exchange rates, foreign exchange controls and restrictions on cash repatriation; (ix) longer accounts receivable collection cycles and financial instability of customers; (x) requirements for additional liquidity to fund our international operations; (xi) pandemics, epidemics and other public health crises, such as the COVID-19 pandemic; (xii) difficulties and excessive costs for staffing and managing foreign operations; (xiii) ineffective legal protection of our intellectual property rights in certain countries; (xiv) potentially adverse tax consequences; and (xv) changes in a country’s or region’s political and economic conditions.

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

We conduct significant business in Germany, Spain, the United Kingdom and Canada (and, as of June 1, 2024, Australia), as well as in other countries in Europe, Asia-Pacific, Middle East and Latin America, all of which subject us to foreign currency exchange rate risk.

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

As of December 31, 2023, DNI owned approximately 28.3% of the outstanding shares of our common stock, representing a significant amount of the votes entitled to be cast by the holders of our outstanding common stock at a stockholder meeting. Due to its significant ownership percentage of our common stock, DNI has the ability to substantially influence or control the outcome of any matter submitted for the vote of our stockholders, including the election of directors and the approval of certain transactions. The interests of DNI may conflict with the interests of our other stockholders or with holders of our indebtedness and may cause us to take actions that our other stockholders or holders of our indebtedness do not view as beneficial.

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

Additionally, one of the Company’s directors serves as an executive officer of DNI – Choon Yul Yoo is the Chief Operating Officer of DNI. Mr. Yoo owes fiduciary duties to us and, in addition, has duties to DNI. As a result, Mr. Yoo may face real or apparent conflicts of interest with respect to matters affecting both us and DNI. Also, Min Woo Nam, Chief Executive Officer and Chairman of the Board of Directors of DNI served as Chairman of the Board of Directors of DZS until his resignation from the DZS Board effective as of September 15, 2023.

There is a limited public market of our common stock.

There is a limited public market for our common stock. The average daily trading volume in our common stock during the 12 months ended December 31, 2023 was approximately 245,000 shares per day. We cannot provide assurances that a more active trading market will develop or be sustained. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares of our common stock could result in significant price fluctuations and it may be difficult for holders to sell their shares without depressing the market price of our common stock.

DNI, our largest stockholder, owned approximately 9.1 million shares of our common stock as of December 31, 2023 and such shares are registered with the SEC for resale. These shares are eligible for resale without restriction as to volume limitations. Our stock price could suffer a significant decline as a result of any sudden increase in the number of shares sold in the public market or market perception that the increased number of shares available for sale will exceed the demand for our common stock.

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

In September 2023, DASAN Network Solutions, Inc., a Korea corporation, as borrower (“DNS Korea”), entered into two Loan Agreements (the “DNI Loan Agreements”) with DNI, as lender, DZS California, Inc., a California corporation, as collateral provider, and the Company. DNS Korea is an indirect subsidiary of the Company. Pursuant to the DNI Loan Agreements, DNS Korea received two three-year term loans in an aggregate principal amount equal to 39.6 billion South Korean Won (“KRW”), the equivalent of $29.9 million as of the date of the transactions. The net proceeds under the DNI Loan Agreements were used to repay the outstanding obligations under a Credit Agreement with JP Morgan Chase Bank, N.A. and the Company.

In 2023, DNS Korea also entered into various financing arrangements with foreign banks and other lending institutions consisting primarily of trade facilities and short-term loans. Pursuant to these financing arrangements, DNS Korea received short-term loans in an aggregate principal amount equal to KRW 19.0 billion, the equivalent of $14.6 million as of the date of the transactions.

On December 29, 2023, DZS Inc., as borrower, entered into a Loan Agreement (the “EdgeCo Loan Agreement”) with EdgeCo, LLC (“EdgeCo”), as lender. Pursuant to the EdgeCo Loan Agreement, the Company received a three-year term loan in an aggregate principal amount equal to $15.0 million. In connection with the EdgeCo Loan Agreement, the Company also entered into a Warrant Agreement (the “Warrant Agreement”), dated as of December 29, 2023, by and between the Company and EdgeCo that issued a warrant to EdgeCo to subscribe for 6,100,000 shares of Common Stock at an exercise price of $1.84 per share.

Refer to Note 8 Debt, in the Notes to Consolidated Financial Statements, for more detail.

In January 2024, November 2022 and January 2021, we also raised approximately $10.0 million, $30.8 million and $59.5 million, respectively, in separate equity offerings. Refer to Note 9 Stockholders’ Equity, in the Notes to Consolidated Financial Statements, for more detail.

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

Our level of indebtedness could adversely affect our business, operations, financial condition, and liquidity

As of December 31, 2023, the Company had a total of $37.9 million of long-term debt obligation, net of $7.7 million of unamortized debt discount and issuance costs and $19.6 million of short-term debt obligation. We may incur additional indebtedness in the future, including additional borrowings under the EdgeCo Loan Agreement or other future credit facilities with other financial institutions or DNI.

Even if we are able to obtain new financing upon a default under the EdgeCo Loan Agreement and the February 2023 DNI Loan, it may not be on commercially reasonable terms or on terms that are acceptable to us. The level of indebtedness could have important consequences and could materially and adversely affect us in a number of ways, including:

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

The DNI Loan Agreements, the EdgeCo Loan Agreement, and the instruments governing our other indebtedness contain certain covenants, limitations, and conditions with respect to the Company that could restrict our ability to operate our business.

The DNI Loan Agreements contain certain financial covenants, including requiring DNS Korea to maintain (i) a maximum Leverage Ratio (as defined in the Loan Agreement) of (a) 6.00 to 1.00 at the end of each of the second and third quarter of 2024, (b) 5.00 to 1.00 from the fourth quarter of 2024 through the second quarter of 2025 and (c) 4.00 to 1.00 from the third quarter of 2025 until the DNI Loan is repaid in full, (ii) cash of at least KRW 1.3 billion and (iii) a combined total of cash, accounts receivable and inventory of at least KRW 33.0 billion. In addition, the DNI Loan Agreements contain various covenants that limit the ability of the Company, DNS Korea and DZS California to, among other things, (i) grant liens on the Collateral Assets to any third party, (ii) sell, donate, pledge, provide as collateral or otherwise dispose of the Pledged Shares to any third party, (iii) incur or assume indebtedness, (iv) make loans to affiliates or (v) engage in certain other transactions or make certain other fundamental changes.

The EdgeCo Loan Agreement contains various covenants that limit the ability of the Company (and in certain cases, certain of its subsidiaries) to, among other things, enter into any merger or consolidation, incur indebtedness, incur liens, make dividends or stock repurchases, and acquire any businesses (other than a similar business to that of the Company). The EdgeCo Loan Agreement contains events of default that are customary for loans of this type. If an event of default occurs under the EdgeCo Loan Agreement, EdgeCo will be entitled to accelerate and call the unpaid principal balance of the Loan and all accrued interest and to take various actions against the collateral, including by exercising its right to acquire or sell the collateral to satisfy any obligations under the outstanding indebtedness.

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

As a result of a variety of factors discussed in this Annual Report on Form 10-K, our revenues for a particular quarter are difficult to predict. Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. The primary factors that could affect our results of operations include the following: (i) commercial acceptance of our products and services; (ii) fluctuations in demand for network access products; (iii) fluctuation in gross margin; (iv) our ability to attract and retain qualified and key personnel; (v) the timing and size of orders from customers; (vi) the ability of our customers to finance their purchase of our products as well as their own operations; (vii) new product introductions, enhancements or announcements by our competitors; (viii) our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner; (ix) changes in our pricing policies or the pricing policies of our competitors; (x) the loss of or failure to renew on commercially reasonable terms any third-party licenses necessary for or relating to our products; (xi) the ability of our company and our contract manufacturers to attain and maintain production volumes and quality levels for our products; (xii) our ability to obtain sufficient supplies of sole or limited source components; (xiii) increases in the prices of the components we purchase, or quality problems associated with these components; (xiv) unanticipated changes in regulatory requirements which may require us to redesign portions of our products; (xv) changes in accounting rules; (xvi) integrating and operating any acquired businesses; (xvii) our ability to achieve targeted cost reductions; (xviii) how well we execute on our strategy and operating plans; and (xix) general economic conditions as well as those specific to the communications, internet and related industries.

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

Some of the risks that could affect our ability to successfully integrate acquired businesses, including ASSIA's telecommunication systems business, include those associated with: (i) failure to successfully further develop the acquired products or technology; (ii) insufficient revenues to offset increased expenses associated with acquisitions and where competitors in such markets have stronger market positions; (iii) conforming the acquired company’s standards, policies, processes, procedures and controls with our operations; (iv) difficulties in entering markets in which we have no or limited prior experience; (v) difficulties in integrating the operations, technologies, products and personnel of the acquired companies; (vi) coordinating new product and process development, especially with respect to highly complex technologies; (vii) potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after the announcement of acquisition plans or transactions; (viii) hiring and training additional management and other critical personnel; (ix) in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries; (x) increasing the scope, geographic diversity and complexity of our operations; (xi) diversion of management’s time and attention away from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions; (xii) consolidation of facilities, integration of the acquired company’s accounting, human resource and other administrative functions and coordination of product, engineering and sales and marketing functions; (xiii) the geographic distance between the companies; (xiv) failure to comply with covenants related to the acquired business; (xv) unknown, underestimated, and/or undisclosed liabilities for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, employment claims, pension liabilities, commercial disputes, tax liabilities and other known and unknown liabilities.

Litigation and government investigations could result in significant legal expenses and settlement payments, fines or damage awards.

From time to time, we are subject to litigation regarding intellectual property rights or other claims and have indemnification clauses in most of our customer contracts that may require us to indemnify customers. We have also been named as a defendant in multiple securities class action lawsuits, litigation with Plume and are subject to an investigation by the government. For more information on currently pending litigation, please see "Part I, Item 3. Legal Proceedings." We are generally obligated, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these lawsuits. Defending against litigation or government investigation may require significant attention and resources of management. Regardless of the outcome, such litigation or investigation could result in significant legal expenses. At this time, it is not possible to predict the outcome of the ongoing lawsuits, including whether or not any proceedings will continue, and when or how these matters will be resolved. Regardless of whether we are ultimately successful in these lawsuits, we will likely continue to incur substantial legal fees in connection with these matters.

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

Changes in political environments, governmental policies, international trade policies and relations, trade practices and the protection of intellectual property rights, could result in revisions to laws or regulations or their interpretation and enforcement, trade sanctions, or retaliatory actions by China in response to U.S. actions, which could have an adverse effect on our customers, business plans and operating results.

We rely on contract manufacturers for a portion of our manufacturing requirements.

Through 2023, we have relied on contract manufacturers to perform a portion of the manufacturing operations for our products. In October 2022, we announced an agreement with Fabrinet, a third-party provider of electro-mechanical and electronic manufacturing and distribution services, to transition the sourcing, procurement, order-fulfillment, and manufacturing activities in the Company's Seminole, Florida facility to Fabrinet. The transition began in October 2022 and substantially completed in the beginning of 2023, whereupon the Company no longer manufactures its products. Fabrinet and other contract manufacturers we utilize build products for other companies, including our competitors. In addition, we do not have contracts in place with some of these providers and may not be able to effectively manage those relationships. We cannot be certain that our contract manufacturers will be able to fill our orders in a timely manner. We face a number of risks associated with this dependence on contract manufacturers including reduced control over delivery schedules, the potential lack of adequate capacity during periods of excess demand, poor manufacturing yields and high costs, quality assurance, increases in prices, and the potential misappropriation of our intellectual property. We have experienced in the past, and may experience in the future, problems with our contract manufacturers, such as inferior quality, insufficient quantities and late delivery of products.

We face supply chain risk, and our failure to estimate customer demand properly could result in excess or obsolete component inventories that could adversely affect our gross margins.

We have experienced, and may continue to experience supply shortages, or delays in receiving, certain component parts as a result of strong demand for the component parts and/or capacity constraints or other problems experienced by suppliers. If shortages or delays persist, the price of these components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. Conversely, we may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed. We have experienced significant disruptions in our supply chain during the last three years. As of early 2024, supply chain pressures have fallen from unprecedented levels following the COVID-19 pandemic, however, we anticipate that such pressures will continue in 2024. These supply issues have limited our ability to supply the demand of certain customers. It is difficult to predict the future impact of these ongoing supply issues. Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price, our gross margins could decrease. In the past we experienced component shortages that adversely affected our financial results and, in the future, may continue to experience component shortages.

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

In addition, the Company is subject to credit risk associated with the concentration of accounts receivable from its key customers. As of December 31, 2023, one customer represented 11% of net accounts receivable. As of December 31, 2023 the Company has an allowance for doubtful account of $12.3 million related to one customer. If one or more of the Company’s top customers were to become bankrupt or insolvent or otherwise were unable to pay for the products and services provided by the Company, the Company may incur significant write-offs of accounts receivable or incur other impairment charges, which may have a material adverse effect on the Company’s results of operations.

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

We have historically used equity incentives, including stock options and restricted stock units, as a key component of our employee compensation program in order to align the interests of our employees with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. If the trading price of our common stock declines, this would reduce the value of our share-based compensation to our present employees and could adversely affect our ability to retain existing or attract prospective employees. As discussed elsewhere in these Risk Factors, our stock price has been and may continue to be volatile, making the use of share-based compensation less valuable. Difficulties relating to obtaining stockholder approval of equity compensation plans could also make it harder or more expensive for us to grant share-based payments to employees in the future.

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

Market turbulence and weak economic conditions, as well as concerns about energy costs, geopolitical issues, inflation, the availability and cost of credit, business and consumer confidence, and unemployment could impact our business in a number of ways, including:

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

Our global headquarters is located in Plano, Texas. We have development centers in the U.S., Turkey, Germany, India, Spain, and Canada (and, as of June 1, 2024, Australia) and third-party development partners in South Korea and Brazil. Our manufacturing partners are primarily located in the U.S., China and South Korea. These facilities are subject to disruption from natural causes beyond our control, including physical risks from tornados, severe storms, floods, other natural disaster or power shortages or outages that could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, in the event any of our facilities or the facilities of our suppliers, contract manufacturers, third-party service providers, or customers, is affected by natural disasters, such as hurricanes, earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control, our business and operating results could suffer. Disasters occurring at our or our vendors’ facilities also could impact our reputation.

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

We may determine from time to time to issue additional equity securities to raise additional capital, to support growth, or, as we have in recent years, to make acquisitions. Further, we may issue stock options, grant restricted stock awards or other equity awards to retain, compensate and/or motivate our employees and directors. In January 2024, November 2022 and January 2021, we also raised approximately $10.0 million, $30.8 million and $59.5 million, respectively, in separate equity offerings. In addition, in connection with the EdgeCo Loan Agreement and the Warrant Agreement, the Company issued a warrant to EdgeCo to subscribe for 6,100,000 shares of Common Stock at an exercise price of $1.84 per share. These issuances of our securities diluted the voting and economic interests of existing stockholders, and any future issuances of our securities could also dilute the voting and economic interests of existing stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We recognize the importance of establishing governance and oversight over cybersecurity risks, and we have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework, or NIST CSF, and the MITRE ATT&CK® Framework. This does not imply that we meet any particular technical standards, specifications or requirements, only that we use the NIST CSF and the MITRE ATT&CK® as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key aspects of our cybersecurity risk management program include the following:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services and our broader enterprise IT environment;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls and processes;
•
cybersecurity awareness training of our employees, incident response personnel and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for key service providers, suppliers and vendors.

The landscape of cyber threats is constantly evolving, making it increasingly challenging to effectively defend against them or implement sufficient preventative measures. We have observed a rise in the volume, frequency, and sophistication of cyber-attacks. To date, no risks from cybersecurity threats or previous cybersecurity incidents have materially affected our business strategy, results of operations, or financial condition. However, there can be no assurance that our controls and procedures in place to monitor and mitigate the risks of cyber threats, including the remediation of critical information security and software vulnerabilities, will be sufficient and/or timely and that we will not suffer material losses or consequences in the future. Additionally, while we have in place insurance coverage designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all insured losses or all types of claims that may arise. See Item 1A “Risk Factors – Cyberattacks or other security incidents that disrupt our operations or compromise data, may expose us to liability, harm our reputation or otherwise adversely affect our business.”

Cybersecurity Governance

This risk management approach informs decision-making processes related to the company's strategic priorities, the allocation of resources, and the establishment of oversight mechanisms. Our Board considers cybersecurity risk as part of its risk oversight function, and the governance of this program resides with our Board, which bears the ultimate responsibility for the oversight of cybersecurity risks. Supporting the Board, the Audit Committee plays a pivotal role by engaging in regular reviews of our cybersecurity efforts in collaboration with management and providing periodic updates to the Board. These assessments are conducted regularly, with additional sessions convened as needed to address emerging issues or refine strategies. In addition, management updates the Board, as necessary, regarding any significant cybersecurity incidents.

Our Chief Operations Officer is primarily responsible for assessing and managing our material risks from cybersecurity threats and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. He/She stays informed about and monitors the prevention, detection, mitigation and remediation of key cybersecurity risks and incidents through various means, which may include briefings with internal and external security team members, threat intelligence and other information obtained from public or private sources and alerts and reports produced by security tools deployed in the IT environment.

Our cybersecurity management team includes our corporate global applications director, who leads the operational teams responsible for enterprise security, data governance and enterprise incident response, and global operations, and our senior vice president of cloud edge and engineering operations, who leads the operational teams responsible for product and cloud security, data governance and product security incident response. Our operational cybersecurity teams are comprised of members with decades of collective experience in IT security systems, tooling, operations, and governance, and hold various IT security industry certifications and have received specialized cybersecurity training.

ITEM 2. PROPERTIES

In 2020, the Company moved its headquarter and established its Engineering Center of Excellence in Plano, Texas, U.S, where we lease office space. We leased facilities for manufacturing in Seminole, Florida, U.S., where we previously manufactured our low volume, high mix products. In October 2022, we started a transition of the manufacturing to Fabrinet, which was substantially completed in the beginning of 2023, whereupon the Company no longer manufactures its products. In December 2023, the Company signed an agreement to terminate the Seminole lease effective in the beginning of 2024. We also maintain offices to provide sales and customer support at various domestic and international locations. We believe that our existing facilities are suitable and adequate for our present purposes.

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

As of April 24, 2023, we had 367 registered stockholders of record. A substantially greater number of holders of DZS common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers or financial institutions.

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

2023 Highlights and Recent Developments

On September 12, 2023 and September 22, 2023, DNS Korea, as borrower, entered into the DNI Loan Agreements with DNI, as lender, DZS California, Inc., a California corporation, as collateral provider, and DZS Inc. DNS Korea is an indirect subsidiary of the Company. Pursuant to the DNI Loan Agreements, DNS Korea received two three-year term loans in an aggregate principal amount equal to 39.6 billion South Korean Won (“KRW”), the equivalent of $29.9 million as of the date of the transactions. The net proceeds under the DNI Loan Agreements were used to repay the outstanding obligations under the JPM Credit Agreement, and the JPM Credit Agreement was terminated on December 14, 2023.

On December 29, 2023, the Company, as borrower, entered into a Loan Agreement (the “EdgeCo Loan Agreement”) with EdgeCo, as lender. Pursuant to the EdgeCo Loan Agreement, the Company received a three-year term loan in an aggregate principal amount equal to $15.0 million. The principal amount of the Loan is payable on December 29, 2026 and bears interest at a fixed rate of 13.0% per annum. In connection with the EdgeCo Loan Agreement, the Company also entered into a Warrant Agreement (the “Warrant Agreement”), dated as of December 29, 2023, by and between the Company and EdgeCo, that issued a warrant to EdgeCo to subscribe for 6,100,000 shares of Common Stock at an exercise price of $1.84 per share.

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

Trends and Uncertainties

Over the last few years, the world has experienced significant demand for mobile and fixed network access solutions and communications equipment that enable or support access to higher speed bandwidth access to the internet. The demand was exacerbated in 2020 by the global COVID-19 pandemic which drove a dramatic rise in remote work and learning as well as entertainment streaming. We are benefiting from these shifts in business and consumer behaviors, that represent positive, long-term opportunities for our business.

In the face of extraordinary demand across a range of industries and the impact of the COVID-19 pandemic, global supply for certain raw materials and components used in our products has experienced substantial constraint and disruption in recent periods. The current worldwide shortage of semiconductors and continued inflation have exacerbated these risks. As of early 2024, supply chain pressures have fallen from unprecedented levels following the COVID-19 pandemic, however, supply chain pricing, freight and logistics costs, product and component availability, and extended lead-times continue to be a challenge. We have experienced and continue to experience disruptions in our supply chain, which has adversely impacted our operations and the operations of some of our key suppliers.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2023.

FINANCIAL PERFORMANCE

Consolidated Results of Operations

The table below presents the historical consolidated statement of comprehensive income (loss) as a percentage of revenues and year-over-year changes (in thousands except percent change).

	Years ended December 31,				Increase (Decrease)
	2023	% of net revenue	2022	% of net revenue	from 2022 to 2023

Net revenue	$244,541	100%	$357,528	100%	(31.6)%
Cost of revenue	204,102	83%	244,046	68%	(16.4)%
Gross profit	40,439	17%	113,482	32%	(64.4)%
Operating expenses:
Research and product development	55,780	23%	56,124	16%	(0.6)%
Selling, marketing, general and administrative	88,260	36%	85,371	24%	3.4%
Restructuring and other charges	4,491	2%	4,617	1%	(2.7)%
Impairment of long-lived assets	3,073	1%	827	1%	271.6%
Impairment of goodwill	12,594	5%	—	1%	100.0%
Amortization of intangible assets	5,230	2%	3,570	1%	46.5%
Total operating expenses	169,428	69%	150,509	44%	12.6%
Operating loss	(128,989)	(53)%	(37,027)	(12)%	248.4%
Interest expense, net	(3,992)	(2)%	(1,442)	—	176.8%
Loss on extinguishment of debt	(594)	—	—	—	100.0%
Other expense, net	(864)	—	(1,837)	—	(53.0)%
Loss before income taxes	(134,439)	(55)%	(40,306)	(12)%	233.5%
Income tax provision	779	—	964	—	(19.2)%
Net loss	$(135,218)	(55)%	$(41,270)	(12)%	227.6%

Net Revenue

The following table presents our revenues by product technology (dollars in thousands):

	Years ended December 31,		Increase (Decrease)
	2023	2022	from 2022 to 2023
Access Networking Infrastructure	$199,706	$318,218	(37.2)%
Cloud Software and Services	44,835	39,310	14.1%
Total	$244,541	$357,528	(31.6)%

Our revenue from sales of access networking infrastructure products includes Access Edge, Optical Edge, and Subscriber Edge network solutions. Our cloud software and services revenue represents revenue from our Cloud Software solutions including DZS Xtreme, Expresse and CloudCheck software, and revenue from maintenance and other professional services associated with product shipments.

Our revenues decreased 31.6% or $113.0 million to $244.5 million for the year ended December 31, 2023 compared to $357.5 million for the year ended December 31, 2022. The decrease in access networking infrastructure revenue was primarily attributable to lower spending levels from our major customers in Asia and Americas. The increase in cloud software and services revenue was primarily due to the revenue related to the ASSIA Acquisition.

The following table presents our revenues by geographical concentration (dollars in thousands):

	Years ended December 31,		Increase (Decrease)
	2023	2022	from 2022 to 2023
Americas	$60,544	$107,392	(43.6)%
Europe, Middle East, Africa	60,504	76,404	(20.8)%
Asia	123,493	173,732	(28.9)%
Total	$244,541	$357,528	(31.6)%

Our geographic diversification reflects the combination of market demand, a strategic focus on capturing market share through new customer wins and new product introductions.

The decrease in net revenue for the year ended December 31, 2023 was attributable to decreased revenue across all the regions driven by decreased spending levels from our major customers, which was partially offset by revenue related to the ASSIA Acquisition.

We anticipate that our results of operations in any given period may depend to a large extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers across the regions.

Cost of Revenue and Gross Profit

Total cost of revenue decreased 16.4% to $204.1 million for 2023, compared to $244.0 million for 2022. Total cost of revenue was 83.5% of net revenue for 2023, compared to 68.3% of net revenue for 2022, which resulted in a decrease in gross profit percentage to 16.5% for 2023 from 31.7% for 2022. The decrease in total cost of revenue was primarily due to the decrease in sales volume. The gross profit percentage decrease was primarily due to the change in number and mix of products sold, elevated component costs, expedite fees paid to deliver certain products, and increase in inventory obsolescence reserve.

Operating expenses

Research and Product Development Expenses: Research and development expenses include personnel costs, outside contractor and consulting services, depreciation on lab equipment, costs of prototypes and overhead allocations.

Research and product development expenses decreased by 0.6% to $55.8 million for 2023 compared to $56.1 million for 2022. The small decrease was primarily due to certain cost saving initiatives started by the Company in the third quarter of 2023 offset by the impact from the ASSIA Acquisition.

Selling, Marketing, General and Administrative Expenses: Selling, marketing, general and administrative expenses include personnel costs for sales, marketing, administration, finance, information technology, human resources and general management as well as legal and accounting expenses, rent, utilities, trade show expenses and related travel costs.

Selling, marketing, general and administrative expenses increased by 3.4% to $88.3 million for 2023 compared to $85.4 million for 2022. The increase was primarily due to increase in allowance for credit losses partially offset by certain cost saving initiatives started by the Company in the third quarter of 2023.

Restructuring and Other Charges: Restructuring and other charges for 2023 primarily related to the strategic decision to outsource manufacturing from the Company's Seminole, Florida facility to Fabrinet. Restructuring and other charges for 2022 related primarily to both the transition to Fabrinet and the transition of DZS GmbH and Optelian to sales and research and development centers. See Note 6 Restructuring and Other Charges of the Notes to Consolidated Financial Statements, for further information.

Impairment of Long-Lived Assets: During 2023, the Company recorded an impairment charge of $3.1 million for its certain intangible and other long-lived assets related to Asia asset group and certain right-of use assets from operating leases in connection with vacating the respective office space. During 2022, the Company recorded an impairment charge of $0.8 million for the right-of use assets from operating leases in connection with vacating the respective office space.

Impairment of Goodwill: During 2023, the Company recorded an impairment charge of $12.6 million for its goodwill due to declines in financial performance of its reporting units. There was no goodwill impairment related charge in 2022.

Interest Expense, net: Interest expense, net relates mainly to earnings from our cash and cash equivalents, interest expense associated with the credit facilities and amortization of debt issuance costs associated with obtaining such credit facilities. The Company recorded $4.0 million and $1.4 million of interest expense, net, in 2023 and 2022, respectively.

Loss on Extinguishment of Debt: During 2023, the Company paid the outstanding term loan borrowings in full and terminated the JPM Credit Facility. In association with this debt repayment, the Company recorded a loss on extinguishment of debt of $0.6 million. There was no debt extinguishment related charge in 2022.

Other Expense, net: Other expense, net relates mainly to realized and unrealized foreign currency exchange gains and losses. The Company recorded a $0.9 million and $1.8 million net loss, in 2023 and 2022, respectively. The change in other expense, net was primarily due to foreign currency exchange rates fluctuation during the above periods.

Income Tax Provision: We incurred an income tax expense of $0.8 million for 2023 as compared to $1.0 million expense incurred in 2022. Despite consolidated net losses, we incurred income tax provision due to taxable income generated in certain international jurisdictions.

Information about our effective tax rate is summarized below (in thousands except tax rate):

	Years ended December 31,
	2023	2022
Loss before income taxes	$(134,439)	$(40,306)
Total tax provision	779	964
Effective tax rate	-0.6%	-2.4%

LIQUIDITY AND CAPITAL RESOURCES

Our operations have historically and continue to be financed through a combination of our existing cash and cash equivalents, cash generated in the business, borrowings, and equity sales.

The following table summarizes the information regarding our cash and cash equivalents and working capital (in thousands):

	December 31, 2023	December 31, 2022
Unrestricted cash and cash equivalents	$18,957	$34,347
Working capital	$30,557	$89,658

As of December 31, 2023, we had $30.6 million of working capital and $19.0 million in unrestricted cash and cash equivalents, which included $6.8 million in cash balances held by our international subsidiaries.

As of December 31, 2023, the Company had a total of $37.9 million of long-term debt obligation, net of $7.7 million of unamortized debt discount and issuance costs and $19.6 million of short-term debt obligation.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Years ended December 31,
	2023	2022
Consolidated Statements of Cash Flows Data
Net cash used in operating activities	$(45,875)	$(50,587)
Net cash provided by (used in) investing activities	255	(28,014)
Net cash provided by financing activities	29,294	64,768
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,230)	(1,342)
Net change in cash, cash equivalents and restricted cash	$(17,556)	$(15,175)
Cash, cash equivalents and restricted cash at beginning of period	$38,464	$53,639
Cash, cash equivalents and restricted cash at end of period	$20,908	$38,464

Operating Activities

Net cash used in operating activities during 2023 was $45.9 million compared with $50.6 million net cash used in operating activities during 2022. The decrease in cash used in operating activities was primarily due to an improvements in the Company's working capital.

Investing Activities

Net cash provided by investing activities totaled $0.3 million during 2023 and consisted primarily of cash received from the sale of manufacturing equipment as part of transition to Fabrinet partially offset by cash used to purchase property and equipment. This is in comparison to net cash used in investing activities of $28.0 million for 2022, which consisted primarily of cash used in the ASSIA Acquisition and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during 2023 was $29.3 million and consisted primarily of proceeds from EdgeCo Loan, net proceeds from related party loans, net proceeds from short-term borrowings partially offset by the repayment of the borrowings under the JPM Credit Facility. Net cash provided by financing activities during 2022 was $64.8 million and consisted primarily of proceeds from the equity offering, borrowing under the term loan to fund the ASSIA Acquisition, net drawings on Revolving Credit Facility, a related party term loan discussed in Note 12 to the Consolidated Financial Statements, and proceeds from exercise of stock awards, partially offset by payments of debt issuance cost and contingent consideration for the Optelian Acquisition.

Debt Facilities

As of December 31, 2023, the Company had a total of $37.9 million of long-term debt obligation, net of $7.7 million of unamortized debt discount and issuance costs and $19.6 million of short-term debt obligation. See Note 8 to the Consolidated Financial Statements for further information about Company's debt facilities.

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

Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of December 31, 2023, one customer represented 11% of net accounts receivable. Refer to Note 1 Organization and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, for further detail. Our receivables from customers in countries other than the U.S. represented 88% of accounts receivable. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt obligations.

Contractual Commitments and Off-Balance Sheet Arrangements

As of December 31, 2023, our future contractual commitments included operating lease obligations and purchase commitments. Future minimum operating lease obligations were $11.0 million and included operating lease payments for our office locations and manufacturing, research and development locations, which expire at various dates through 2028. Refer to Note 13 Leases, in the Notes to Consolidated Financial Statements, for more details. Our purchase order commitments were $148.5 million and included inventory purchase commitments to our contract manufacturers and component suppliers. Refer to Note 14 Commitments and Contingencies, in the Notes to Consolidated Financial Statements, for more details.

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

Warrant – the valuation methods and balance sheet classification.

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

To the Stockholders and the Board of Directors of DZS Inc.

DZS Inc.

Plano, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DZS Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 13, 2024 expressed an adverse opinion thereon.

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

Revenue Recognition

As described in Note 1 to the consolidated financial statements, the Company’s consolidated net revenue balance was $244.5 million for the year ended December 31, 2023. The Company recognizes revenue from contracts with customers when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled in exchange for those goods or services.

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

Goodwill Impairment

As described in Note 7 to the consolidated financial statements, during the year ended December 31, 2023, the Company recognized an impairment of goodwill of $12.6 million. The Company conducted its impairment analysis as of December 31, 2023. An impairment exists when the carrying value exceeds the reporting units’ fair value. The Company estimates the fair value of its reporting units using a combination of an income and market approach. The determination of the fair value of the reporting units requires management to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables.

We identified the evaluation of the Company’s goodwill for impairment as a critical audit matter. The principal considerations for our determination is the significant judgements used to evaluate certain assumptions used to determine the fair value of the reporting units, such as the selection of and weighting of the valuation approaches, future cashflows, market multiples, and the discount rate. Auditing these estimates and assumptions required increased auditor judgment and effort including the use of valuation specialists.

The primary procedures we performed to address this critical audit matter included:

•
Testing the reasonableness of the future cash flows: (i) comparing to historical operating performance, (ii) comparing to evidence obtained in other areas of the audit, and (iii) evaluating the consistency with external data.
•
Utilizing personnel with specialized knowledge and skills in valuation to assist in: (i) evaluating the appropriateness of the valuation approaches used to determine the fair value of the reporting units, including the weighting of the income and market approaches, (ii) evaluating the reasonableness of the discount rate and market multiples used by comparing the inputs to external market data.

Deferred Tax Assets Valuation Allowance

As described in Note 11 to the consolidated financial statements, the Company’s consolidated gross deferred tax assets balance was $76.4 million before a valuation allowance of $74.3 million as of December 31, 2023. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Dallas, Texas

August 13, 2024

DZS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$18,957	$34,347
Restricted cash	1,804	3,969
Accounts receivable – trade, net of allowance for credit losses of $20,449 as of December 31, 2023 and $16,184 as of December 31, 2022	70,477	134,471
Other receivables	13,217	16,144
Inventories	82,227	94,288
Contract assets	825	576
Prepaid expenses and other current assets	8,861	7,410
Total current assets	196,368	291,205
Property, plant and equipment, net	5,723	9,478
Right-of-use assets from operating leases	7,135	12,606
Goodwill	—	12,594
Intangible assets, net	25,484	31,742
Other assets	14,671	15,536
Total assets	$249,381	$373,161
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable – trade	$83,914	$118,667
Short-term debt – bank, trade facilities and secured borrowings	19,633	9,706
Current portion of long-term debt	—	24,073
Contract liabilities	15,990	18,705
Operating lease liabilities	4,590	4,834
Accrued and other liabilities	41,684	25,562
Total current liabilities	165,811	201,547
Long-term debt	37,908	—
Contract liabilities – non-current	3,712	7,788
Operating lease liabilities – non-current	5,611	11,417
Pension liabilities	11,802	11,021
Other long-term liabilities	1,978	2,806
Total liabilities	226,822	234,579
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, 72,000 and 36,000 shares authorized, 32,122 and 30,968 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively, at $0.001 par value	31	30
Preferred stock, $0.001 par value, 25,000 shares authorized and no shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	294,863	271,884
Accumulated other comprehensive loss	(8,447)	(4,662)
Accumulated deficit	(263,888)	(128,670)
Total stockholders’ equity	22,559	138,582
Total liabilities and stockholders’ equity	$249,381	373,161

See accompanying notes to consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

	Years ended December 31,
	2023	2022
Net revenue	$244,541	$357,528
Cost of revenue	204,102	244,046
Gross profit	40,439	113,482
Operating expenses:
Research and product development	55,780	56,124
Selling, marketing, general and administrative	88,260	85,371
Restructuring and other charges	4,491	4,617
Impairment of long-lived assets	3,073	827
Impairment of goodwill	12,594	—
Amortization of intangible assets	5,230	3,570
Total operating expenses	169,428	150,509
Operating loss	(128,989)	(37,027)
Interest expense, net	(3,992)	(1,442)
Loss on extinguishment of debt	(594)	—
Other expense, net	(864)	(1,837)
Loss before income taxes	(134,439)	(40,306)
Income tax provision	779	964
Net loss	(135,218)	(41,270)

Foreign currency translation adjustments (a)	(2,844)	(4,483)
Actuarial gain (loss)	(941)	4,278
Comprehensive loss	$(139,003)	$(41,475)
Net loss per share
Basic	$(4.29)	$(1.47)
Diluted	$(4.29)	$(1.47)
Weighted average shares outstanding
Basic	31,546	28,085
Diluted	31,546	28,085

(a) Includes net gain of $0.4 million and net loss of loss of $0.8 million, on intra-entity foreign currency transactions that are of a long-term investment nature for the years ended December 31, 2023 and 2022 respectively. Also includes $0.1 million reclassification of foreign currency gain related to subsidiary dissolution to Other expense, net for the year ended December 31, 2022

See accompanying notes to consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance as of December 31, 2021	27,505	$27	$223,336	$(4,457)	$(86,999)	$131,907
Cumulative effect of ASC 326 adoption	—	—	—	—	(401)	(401)
Issuance of common stock in public offering, net of issuance costs	2,884	3	30,771	—	—	30,774
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	579	—	1,975	—	—	1,975
Stock-based compensation	—	—	15,802	—	—	15,802
Net loss	—	—	—	—	(41,270)	(41,270)
Subsidiary dissolution	—	—	—	(68)	—	(68)
Other comprehensive loss	—	—	—	(137)	—	(137)
Balance as of December 31, 2022	30,968	$30	$271,884	$(4,662)	$(128,670)	$138,582
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	1,154	1	(102)	—	—	(101)
Issuance of warrants	—	—	7,238	—	—	7,238
Stock-based compensation	—	—	15,843	—	—	15,843
Net loss	—	—	—	—	(135,218)	(135,218)
Other comprehensive loss	—	—	—	(3,785)	—	(3,785)
Balance as of December 31, 2023	32,122	$31	$294,863	$(8,447)	$(263,888)	$22,559

See accompanying notes to consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(135,218)	$(41,270)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,570	8,429
Impairment of long-lived assets	3,073	827
Impairment of goodwill	12,594
Loss on extinguishment of debt	594	—
Amortization of deferred financing costs	272	173
Stock-based compensation	15,843	15,802
Provision for inventory write-down	24,752	4,946
Provision for credit losses, net of recoveries	4,443	(229)
Provision for sales returns	8,184	2,556
Provision for warranty expense	56	656
Unrealized loss on foreign currency transactions	3,765	448
Subsidiary dissolution	—	(68)
Loss (gain) of disposal of property, plant and equipment	54	(135)
Deferred taxes	—	—
Changes in operating assets and liabilities excluding effects of acquisition:
Accounts receivable	53,297	(49,266)
Other receivable	(314)	(9,520)
Inventories	(18,065)	(43,994)
Contract assets	(249)	1,488
Prepaid expenses and other assets	3,473	(5,402)
Accounts payable	(24,645)	59,139
Contract liabilities	(7,578)	5,241
Accrued and other liabilities	1,224	(408)
Net cash used in operating activities	(45,875)	(50,587)
Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment and other assets	1,829	165
Purchases of property, plant and equipment	(1,574)	(4,532)
Acquisition of business, net of cash acquired	—	(23,647)
Net cash used provided by (used in) investing activities	255	(28,014)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offerings, net of issuance costs	—	30,774
Proceeds from long-term borrowings	15,000	25,000
Repayments of long-term borrowings	(24,073)	(625)
Proceeds from short-term borrowings and line of credit, net	19,636	4,000
Repayments of short-term borrowings and line of credit, net	(4,393)	—
Proceeds from related party term loan	36,930	5,041
Repayments of related party term loan	(12,693)	—
Payments for debt financing costs	(664)	(839)
Payments of contingent consideration	(347)	(558)
Proceeds from exercise of stock awards and employee stock plan purchases	(102)	1,975
Net cash provided by financing activities	29,294	64,768
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,230)	(1,342)
Net change in cash, cash equivalents and restricted cash	(17,556)	(15,175)
Cash, cash equivalents and restricted cash at beginning of period	38,464	53,639
Cash, cash equivalents and restricted cash at end of period	$20,908	$38,464

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$18,957	$34,347
Restricted cash	1,804	3,969
Long-term restricted cash	147	148
	$20,908	$38,464

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest – bank and trade facilities	$2,640	$1,177
Interest – related party	$232	$65
Income taxes	$853	$1,017

See accompanying notes to consolidated financial statements.

DZS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies

(a) Description of Business

DZS Inc. (referred to, collectively with its subsidiaries, as “DZS” or the “Company”) is a global provider of access and optical networking infrastructure and artificial intelligence ("AI") driven cloud software solutions that enable the emerging hyper-connected, hyper-broadband world and broadband experiences. The Company provides a wide array of reliable, cost-effective networking technologies and cloud software to a diverse customer base.

DZS was incorporated under the laws of the state of Delaware in June 1999. The Company is headquartered in Plano, Texas with contract manufacturers located in the U.S., China, India, and Korea. The Company maintains offices to provide sales and customer support at global locations. Through 2022, we have also used our manufacturing facility in Seminole, Florida. In October 2022, we announced an agreement with Fabrinet, a third-party provider of electro-mechanical and electronic manufacturing and distribution services, to transition the sourcing, procurement, order-fulfillment, and manufacturing activities in the Company's Seminole facility to Fabrinet. The transition began in October 2022 and substantially completed in the beginning of 2023, whereupon the Company no longer manufactures its products.

On April 5, 2024, the Company completed a divestiture of its certain subsidiaries in Asia. The divestiture allows DZS to focus on the Americas, EMEA and ANZ regions that are strategically aligned with the technology and acquisition investments made over the past several years.

(b) Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

(c) Related Party Transactions

The financial statements include disclosures of material related party transactions. However, disclosure of transactions that are eliminated in the preparation of consolidated financial statements are not required to be disclosed. As of December 31, 2023 and 2022, DASAN Networks, Inc. (“DNI”) owned approximately 28.3% and 29.4% of the outstanding shares of the Company's common stock, respectively. See Note 12 Related Party Transactions for additional information about related party transactions.

(d) Risks and Uncertainties

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, assuming the Company will continue as a going concern.

The Company had a net loss of $135.2 million and $41.3 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had an accumulated deficit of $263.9 million and working capital of $30.6 million. As of December 31, 2023, the Company had $19.0 million in unrestricted cash and cash equivalents.

As of December 31, 2023, the Company had a total of $37.9 million of long-term debt obligation, net of $7.7 million of unamortized debt discount and issuance costs and $19.6 million of short-term debt obligation.

The Company’s ability to meet its debt and other obligations as they become due in the ordinary course of business depends on its ability (i) to achieve forecasted results of operations, (ii) obtain additional financing, and (iii) effectively manage working capital requirements. If the Company is unable to secure additional funding when necessary or desired, its operations and future prospects may be adversely impacted.

Based on the Company's current plans and current business conditions, the Company believes that its existing cash and cash equivalents will be sufficient to satisfy its anticipated cash requirements for at least the next 12 months from the date of this Annual Report on Form 10-K.

Concentration of Risk

Financial instruments, which potentially subject the class Company to concentrations of credit risk, consist primarily of cash and cash equivalents, accounts receivable and contract assets. Cash and cash equivalents consist principally of financial deposits and money market accounts that are principally held with various domestic and international financial institutions with high credit standing. As of December 31, 2023, the Company had cash accounts in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits.

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

For the year ended December 31, 2023, one customer represented 12% of net revenue. For the year ended December 31, 2022, no customers represented more than 10% of net revenue.

As of December 31, 2023, one customer represented 11% of net accounts receivable. As of December 31, 2022, no customers represented more than 10% of net accounts receivable.

As of December 31, 2023, and December 31, 2022, net accounts receivable from customers in countries other than the United States represented 88% and 85%, respectively.

In 2017, the Company entered into an agreement with a customer in India to supply product for a state sponsored broadband project. The Company substantially completed its obligations under the agreement in 2018. The Company billed the customer, which is a state government sponsored entity, approximately $59.0 million and collected payments of approximately $41.7 million by December 31, 2020. In late March 2021, the customer’s state government parent experienced difficulty passing a budget impacting the ability of the customer to make remaining agreed-upon payments to us. In light of this development, the Company recorded an allowance that covered the entire balance unpaid by the customer. Subsequent to March 2021, the Company recovered approximately $3.1 million of accounts receivable related to the customer. As of December 31, 2023 the Company has a recorded allowance for credit losses of $12.3 million related to this receivable. The Company will continue to pursue collection of the entire outstanding balance and any amounts collected will be recognized in the period which they are received. In the event the Company’s efforts to collect from this customer prove unsuccessful, DZS may seek payment through other means, including through legal action.

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

Financing

The Company applies the practical expedient not to adjust the promised amount of consideration for the effects of a financing component if the Company expects, at contract inception, that the period between when the Company transfers a good or service to the customer and when the customer pays for the good or service will be one year or less. During the years ended December 31, 2023 and 2022 such financing components were not significant.

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

Disaggregation of Revenue

The following table presents the revenues by source (in thousands):

	Years ended December 31,
	2023	2022
Access Networking Infrastructure	$199,706	$318,218
Cloud Software & Services	44,835	39,310
Total	$244,541	$357,528

The following table present revenues by geographical region (in thousands):

	Years ended December 31,
	2023	2022
Americas	$60,544	$107,392
Europe, Middle East, Africa	60,504	76,404
Asia	123,493	173,732
Total	$244,541	$357,528

Sales Tax and Indirect Taxes

The Company is subject to certain indirect taxes in certain jurisdictions including but not limited to sales tax, value added tax, excise tax and other taxes we collect concurrent with revenue-producing activities that are excluded from the transaction price, and therefore, excluded from revenue.

(g) Allowances for Credit Losses and Sales Returns

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

Activity under the Company’s allowance for credit losses is comprised as follows (in thousands):

	Years ended December 31,
	2023	2022
Balance at beginning of year	$16,184	$17,735
Charged to expense, net of recoveries	4,443	(229)
Utilization and write off	—	(117)
Cumulative effect of ASC 326 adoption	—	401
Foreign currency exchange impact	(178)	(1,606)
Balance at end of year	$20,449	$16,184

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

Activity under the Company’s allowance for sales returns is comprised as follows (in thousands):

	Years ended December 31,
	2023	2022
Balance at beginning of year	$1,150	$873
Charged to revenue	8,184	2,556
Utilization and write off	(5,053)	(2,279)
Balance at end of year	$4,281	$1,150

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

(i) Foreign Currency Translation

For operations outside the United States, the Company translates assets and liabilities of foreign subsidiaries, whose functional currency is the applicable local currency, at end of period exchange rates. Revenues and expenses are translated at periodic average rates. The adjustment resulting from translating the financial statements of such foreign subsidiaries is included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. Realized and unrealized gains and losses on foreign currency transactions are included in other income (expense), net in the accompanying consolidated statements of comprehensive income (loss). Our primary exposure to foreign currency exchange rate movements is with our Korea subsidiary, that has a Korean Won functional currency, our Japan subsidiary, that has a Japanese Yen functional currency, and our Germany subsidiary, that has a Euro functional currency.

(j) Comprehensive Income (Loss)

There have been no material items reclassified out of accumulated other comprehensive income (loss) and into net income (loss). The Company’s other comprehensive income (loss) for the years ended December 31, 2023 and 2022 is primarily comprised of foreign currency translation gains and losses and actuarial gains and losses from the Company’s pension liabilities.

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

(m) Goodwill and Other Intangible Assets

Goodwill and other acquisition-related intangible assets not subject to amortization are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The quantitative goodwill impairment test is a two-step process with step one requiring the comparison of the reporting unit's estimated fair value with the carrying amount of its net assets. If necessary, step two of the impairment test determines the amount of goodwill impairment to be recorded when the reporting unit's recorded net assets exceed its fair value. In 2023, the Company changed its annual impairment testing date from October 31 to December 31. The Company believes this new date is preferable as it better aligns with the approval timeline for the Company’s annual operating plan, which includes key inputs and assumptions used to assess the fair value of the Company’s reporting units.

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

(q) Net Loss per Share

Basic net loss per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) gives effect to common stock equivalents; however, potential common equivalent shares are excluded if their effect is antidilutive. Potential common stock equivalent shares are composed of restricted stock units, unvested restricted shares and incremental shares of common stock issuable upon the exercise of stock options.

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

(t) Cash and Cash Equivalents and Restricted Cash

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

(v) Warrants

The Company accounts for warrant instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. Upon issuance, warrants are initially measured at fair value.

(v) Recent Accounting Pronouncements

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

The following table reconciles the beginning and ending balances of the Company’s Level 3 contingent liability (in thousands):

	Year ended December 31,
	2023	2022
Balance at the beginning of the period	$1,156	$2,121
Cash payments	(347)	(558)
Net change in fair value	(503)	(407)
Balance at the end of the period	$306	$1,156

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

In conducting the annual goodwill impairment assessment, the Company used a combination of income approach and market approach to determine the fair value of its reporting units. Based on the quantitative assessment performed, it was determined that the carrying amount of goodwill allocated to the Company's reporting units exceeded their fair value primarily due to declines in financial performance. Consequently, the Company recognized an impairment loss for goodwill of $12.6 million for the year ended December 31, 2023. We concluded that this fair value measurement should be categorized within Level 3. See Note 7 Goodwill and Intangible Assets for further information about significant unobservable inputs used in the fair value measurement.

In conducting the impairment assessment for its long-lived assets in Asia, the Company used the estimated cash flows from the expected divestiture of the certain entities in the respective region. The approach used by the Company approximates a combination of income approach and market approach. Based on the assessment performed, the Company concluded that the carrying amount of asset group associated with the Company's business in Asia exceeded its fair value primarily due to declines in financial performance. For the year ended December 31, 2023, the Company recognized an impairment loss of $3.1 million for such asset group. We concluded that this fair value measurement should be categorized within Level 3.

The Company recorded assets acquired and liabilities assumed in conjunction with the ASSIA acquisition. At their acquisition date, fair value was determined using primarily level three inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. See Note 2 Business Combinations for further information about significant unobservable inputs used in the fair value measurement.

In conducting the fair value analysis of the warrant issued, the Company used the Black-Scholes option pricing model. The $7.2 million value of the warrant was recognized in stockholders’ equity, as the warrant satisfied all criteria for equity classification under ASC 815. The warrant is not remeasured each reporting period. We concluded that this fair value measurement should be categorized within Level 2. See Note 7 Goodwill and Intangible Assets for further information about significant assumptions used in the fair value measurement.

(4) Cash and Cash Equivalents and Restricted Cash

As of December 31, 2023 and 2022, the Company's cash, cash equivalents, and restricted cash consisted of financial deposits. Cash, cash equivalents and restricted cash held within the U.S. totaled $13.4 million and $24.9 million as of December 31, 2023 and December 31, 2022, respectively. Cash and cash equivalents held within the U.S. are held at FDIC insured depository institutions. Cash, cash equivalents and restricted cash held outside the U.S. totaled $7.5 million and $13.6 million as of December 31, 2023 and December 31, 2022, respectively. Restricted cash consisted primarily of cash collateral for letters of credit and performance bonds. Long term restricted cash was $0.1 million as of both December 31, 2023 and December 31, 2022, and is included in other assets on the consolidated balance sheets.

(5) Balance Sheet Detail

Balance sheet detail as of December 31, 2023 and 2022 is as follows (in thousands):

Inventories

	As of December 31,
	2023	2022
Raw materials	$39,748	$37,354
Work in process	2,818	1,050
Finished goods	39,661	55,884
Total inventories	$82,227	$94,288

Inventories are stated at the lower of cost or net realizable value, with cost being computed based on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis. Finished goods include deferred cost of revenue of $16.1 million and $18.6 million as of December 31, 2023 and December 31, 2022, respectively.

Provision for inventory write-down was $24.8 million and $4.9 million for the years ended December 31, 2023 and 2022, respectively.

Property, plant and equipment

	As of December 31,
	2023	2022
Machinery and equipment	$13,769	$17,214
Leasehold improvements	2,426	5,683
Computers and software	4,786	4,713
Furniture and fixtures	2,117	1,748
Construction in progress and other	534	1,264
	23,632	30,622
Less: accumulated depreciation and amortization	(17,881)	(21,062)
Less: government grants	(28)	(82)
Total property, plant and equipment, net	$5,723	$9,478

Depreciation expense associated with property, plant and equipment was $3.3 million and $4.9 million for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, other assets included $10.6 million of capitalized cloud computing implementation costs related to the Company's enterprise resource planning and reporting software as compared to $10.5 million as of December 31, 2022.

Accrued and other liabilities

	As of December 31,
	2023	2022
Inventory consignment liability	$11,457	$—
Accrued taxes payable	2,560	4,217
Accrued compensation	6,285	8,897
Accrued acquisition holdback	—	2,500
Accrued warranty	1,822	1,896
Accrued sales returns	4,280	1,150
Excess customer payments	6,683	1,862
Other accrued expenses	8,597	5,040
	$41,684	$25,562

The Company has a consignment arrangement with Fabrinet where we sold them raw materials as part of the manufacturing transition process, repurchased it, and now hold it as consigned inventory.

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. The Company’s standard warranty period is one year from the date of shipment with the ability for customers to purchase an extended warranty of up to five years from the date of shipment.

The following table summarizes the activity related to the product warranty liability:

	Years ended December 31,
	2023	2022
Balance at the beginning of the period	$1,896	$1,981
Charged to cost of revenue	56	656
Claims and settlements	(109)	(704)
Foreign currency exchange impact	(21)	(37)
Balance at the end of the period	$1,822	$1,896

Contract Balances

The opening and closing balances of current and long-term contract assets and contract liabilities related to contracts with customers are as follows:

	Contract assets	Contract liabilities
December 31, 2022	$576	$26,493
December 31, 2023	825	19,702
Increase (decrease)	$249	$(6,791)

The increase in contract assets during the year ended December 31, 2023 was primarily due to revenue recognition criteria being met for items not yet invoiced during the period.

The decrease in contract liabilities during 2023 was primarily due to the revenue recognition criteria being met for previously deferred revenue, partially offset by invoiced amounts that did not yet meet the revenue recognition criteria. The amount of revenue recognized during the year ended December 31, 2023 that was included in the prior period contract liability balance was $18.7 million. The amount of revenue recognized during the year ended December 31, 2022 that was included in the prior period contract liability balance was $6.0 million. This revenue consists of services provided to customers who had been invoiced prior to the current year. We expect to recognize approximately 81% of outstanding contract liabilities as revenue over the next 12 months and the remainder thereafter.

The balance of contract cost deferred at each December 31, 2023 and 2022 was $1.0 million. During the year ended December 31, 2023, the Company recorded $0.8 million in amortization related to contract cost deferred as of December 31, 2022. During the year ended December 31, 2022, the Company recorded $0.7 million in amortization related to contract cost deferred as of December 31, 2021.

(6) Restructuring and other charges

In 2021, the Company made the strategic decision to relocate manufacturing functions of DZS GmbH and Optelian to Seminole, Florida and to transition the above subsidiaries to sales and research and development centers. For the year ended December 31, 2022, the Company recorded $0.8 million of restructuring related costs, consisting primarily of logistics costs and professional services related to legal and accounting support. The restructuring of DZS GmbH and Optelian was completed in 2022 and no related restructuring costs were recorded for the year ended December 31, 2023.

On September 17, 2022, DZS signed an agreement with Fabrinet, a third-party provider of electro-mechanical and electronic manufacturing and distribution services, to transition the sourcing, procurement, order-fulfillment, and manufacturing activities in the Company's Seminole, Florida facility to Fabrinet. The transition to Fabrinet began in October 2022 and substantially completed in the beginning of 2023. Post transition, the DZS Seminole, Florida-based operations, supply chain and manufacturing workforce was reduced by approximately two-thirds and the remaining team was relocated to an appropriately sized facility.

For the year ended December 31, 2022, the Company recorded $3.4 million of restructuring related costs, consisting of accelerated depreciation of manufacturing related assets of $1.3 million, termination-related benefits of $0.7 million, loss on inventory sold to Fabrinet of $0.5 million, and other costs of $0.9 million. The above expenses were included in restructuring and other charges on the consolidated statement of comprehensive income (loss).

For the year ended December 31, 2023, the Company recorded $4.0 million of Fabrinet restructuring related costs, consisting of facility and labor costs of $1.8 million, accelerated depreciation of manufacturing related assets of $0.4 million, inventory write-off of $0.5 million, and other costs of $1.1 million. The above expenses were included in restructuring and other charges on the consolidated statement of comprehensive income (loss).

For the year ended December 31, 2023, the Company also incurred $4.5 million of expedite fees and other elevated inventory related costs, which directly related to the Fabrinet transition. For the year ended December 31, 2023, the Company also recorded an inventory obsolescence reserve of $2.2 million associated with the inventory transition to Fabrinet. These costs were included in cost of revenue on the consolidated statement of comprehensive income (loss).

For the year ended December 31, 2023, the Company also incurred certain maintenance costs related to impaired facilities and non-capitalizable implementation costs related to replacement of the Company’s legacy enterprise resource planning and reporting software. The Company included $0.7 million of such costs in restructuring and other charges on the consolidated statement of comprehensive income (loss).

(7) Goodwill and Intangible Assets

The following table summarizes the activity related to Goodwill (in thousands):

	As of December 31,
	2023	2022
Balance at the beginning of the period, gross	$13,597	$7,148
Accumulated impairment at the beginning of the period	(1,003)	(1,003)
Goodwill from acquisitions	—	6,449
Impairment	(12,594)	—
Balance at the end of the period	$—	$12,594

During the year ended December 31, 2022, the Company recorded goodwill of $6.4 million related to the ASSIA Acquisition. Refer to Note 2 Business Combinations for further information.

The accumulated impairment of goodwill was $13.6 million and $1.0 million as of December 31, 2023 and December 31, 2022, respectively. In conducting the annual goodwill impairment assessment, the Company used a combination of income approach and market approach to determine the fair value of its reporting units. Under the income approach, the Company determined the fair value of its reporting units based on the present value of estimated future cash flows. Cash flow projections were based on management’s estimates of revenue growth rates and operating margins, EBITDA margins, consideration of industry and market conditions, terminal growth rates and management’s estimates of working capital requirements. The discount rate of 11.5% was based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of its reporting units. Under the market approach, the Company utilized a combination of methods, including estimates of fair value based on market multiples of revenue derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting units.

Based on the quantitative assessment performed, it was determined that the carrying amount of goodwill allocated to the Company's reporting units exceeded their fair value primarily due to declines in financial performance. Consequently, the Company recognized an impairment loss for goodwill of $12.6 million for the year ended December 31, 2023. The Company recognized no impairment loss for goodwill for the year ended December 31, 2022.

Intangible assets consisted of the following (in thousands except for years):

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
Customer relationships	$20,662	$(4,833)	$15,829	13.0 years
Customer backlog	5,100	(1,374)	3,726	8.4 years
Developed technology	11,207	(5,902)	5,305	4.1 years
In-process research and development	890	(519)	371	2.1 years
Tradenames	300	(47)	253	8.4 years
Total intangible assets, net	$38,159	$(12,675)	$25,484	10.3 years

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
Customer relationships	$24,330	$(4,759)	$19,571	13.2 years
Customer backlog	5,100	(506)	4,594	9.4 years
Developed technology	11,207	(4,463)	6,744	5.0 years
In-process research and development	890	(340)	550	3.1 years
Tradenames	300	(17)	283	9.4 years
Total intangible assets, net	$41,827	$(10,085)	$31,742	10.7 years

During the year ended December 31, 2022, the Company recorded $18.6 million, $5.1 million, $6.2 million and $0.3 million in customer relationships, orders backlog, developed technology, and tradenames, respectively, related to the ASSIA Acquisition. Refer to Note 2 Business Combinations for further information.

During the year ended December 31, 2022, the Company performed an impairment assessment for its long-lived assets in response to a triggering event indicating potential impairment. Based on the assessment performed, the Company concluded that the carrying amount of asset group associated with the Company's business in Asia exceeded its fair value primarily due to declines in financial performance. For the year ended December 31, 2023, the Company recognized an impairment loss of $3.1 million for such asset group, and approximately $1.0 million of an impairment loss related to the customer relationship.

Amortization expense associated with intangible assets was $5.2 million and $3.6 million for the years ended December 31, 2023, and 2022, respectively.

As of December 31, 2023, expected future amortization expense for the years indicated was as follows (in thousands):

2024	$4,916
2025	4,910
2026	3,850
2027	3,143
2028	2,401
Thereafter	6,264
Total	$25,484

(8) Debt

The following table summarize the Company's debt (in thousands):

	As of December 31,
	2023	2022
JPMorgan Term Loan, current portion	$—	24,375
EdgeCo Term Loan	15,000	—
DNI Related Party Loan	30,600	—
Unamortized debt discount and issuance costs	(7,692)	(302)
Long-term debt, including current portion	37,908	24,073
JPMorgan Revolving Credit Facility	—	4,000
Bank and Trade Facilities - Foreign Operations	19,633	—
DNI Related Party Loan	—	5,706
Short-term debt and credit facilities	19,633	9,706
Total Debt	$57,541	$33,779

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

On January 31, 2023, DNS Korea entered into another short-term loan arrangement with DNI (the “February 2023 DNI Loan”) and borrowed KRW 5.0 billion ($4.1 million USD), with interest payable monthly at an annual rate of 7.0%. The outstanding balance as of February 2023 was repaid in the second quarter of 2023.

On May 12, 2023, DNS Korea entered into another short-term loan arrangement with DNI (the “May 2023 DNI Loan”) and borrowed KRW 4.0 billion ($3.0 million USD), with interest payable monthly at an annual rate of 7.0%. The entire outstanding balance on the May 2023 DNI Loan was repaid in the third quarter of 2023.

On September 12, 2023 and September 22, 2023, DNS Korea entered into two Loan Agreements (the “DNI Loan Agreements”) with DNI, as lender, DZS California, Inc., a California corporation, as collateral provider, and DZS Inc. Pursuant to the DNI Loan Agreements, DNS Korea received two three-year term loans in an aggregate principal amount equal to KRW 39.6 billion, the equivalent of $29.9 million as of the date of the transactions. The DNI Loan Agreements bear interest at a fixed rate of 8.0% per annum. The net proceeds under the DNI Loan Agreements were used to repay the outstanding obligations under the JPM Credit Agreement, and the JPM Credit Agreement was terminated on December 14, 2023.

The obligations under the DNI Loan Agreements are secured by liens on certain assets of DNS Korea (the “Collateral Assets”) and on 9,999,999 shares of the common stock of DNS Korea held by DZS California (the “Pledged Shares”). Collateral Assets included accounts receivable for two customers in the amount of KRW 0.8 billion ($0.6 million USD). In December, 2023, DNI released DNS Korea inventory collateral that was initially included in Collateral Assets.

The Loan Agreement contains certain financial covenants, including requiring DNS Korea to maintain (i) a maximum Leverage Ratio (as defined in the Loan Agreement) of (a) 6.00 to 1.00 at the end of each of the second and third quarter of 2024, (b) 5.00 to 1.00 from the fourth quarter of 2024 through the second quarter of 2025 and (c) 4.00 to 1.00 from the third quarter of 2025 until the DNI Loan is repaid in full, (ii) cash of at least KRW 1.3 billion and (iii) a combined total of cash, accounts receivable and inventory of at least KRW 33.0 billion. As of December 31, 2023, the Company was in compliance with the above covenants.

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

The Company's debt obligation under the DNI Loan Agreements was KRW 39.6 billion ($30.6 million USD) as of December 31, 2023.

Bank and Trade Facilities - Foreign Operations

DNS Korea has entered into various short-term financing arrangements with foreign banks and other lending institutions consisting primarily of term loans and trade facilities. As of December 31, 2023, the Company had an aggregate outstanding balance of $19.6 million under such financing arrangements. The weighted average interest rate on such short-term obligations outstanding as of December 31, 2023 was 5.4%. The average dollar amount of such short-term borrowings outstanding during the year ended December 31, 2023 was $9.8 million. The Company recognized $0.6 million of interest expense for such short-term borrowings during the year ended December 31, 2023.

Industrial Bank of Korea Loan

On March 30, 2023, DNS Korea entered into a Loan Agreement with Industrial Bank of Korea (the “IBK Loan”). The IBK Loan consisted of a short-term loan in the amount of KRW 1.2 billion ($0.9 million USD) with interest payable monthly at an annual rate of 6.3%. The entire outstanding balance on the IBK Loan was repaid in the second quarter of 2023.

Shinhan Bank

On June 15, 2023, DNS Korea entered into a Loan Agreement with Shinhan Bank (the “Shinhan Loan”). The Shinhan Loan consisted of a short-term loan in the amount of KRW 6.0 billion ($4.7 million USD) with interest payable monthly at an annual rate of 5.2%. The Company's debt obligation under the Shinhan Loan was KRW 6.0 billion ($4.6 million USD) as of December 31, 2023.

Kookmin Bank

On July 31, 2023, DNS Korea entered into a Loan Agreement with Kookmin Bank (the “Kookmin Loan”). The Kookmin Loan consisted of a short-term loan in the amount of KRW 2.0 billion ($1.7 million USD) with interest payable monthly at an annual rate of 5.8% The Company's debt obligation under the Kookmin Loan was KRW 2.0 billion ($1.5 million USD) as of December 31, 2023.

Hana Bank

On August 17, 2023, DNS Korea entered into a Loan Agreement with Hana Bank (the “Hana Loan”). The Hana Loan consisted of a short-term loan in the amount of KRW 2.0 billion ($1.5 million USD) with interest payable monthly at an annual rate of 5.9%. The Company's debt obligation under the Hana Loan was KRW 1.9 billion ($1.5 million USD) as of December 31, 2023.

The Export–Import Bank of Korea

On August 25, 2023, DNS Korea entered into a Loan Agreement with the Export–Import Bank of Korea (the “Export–Import Bank Loan”). The Export–Import Bank Loan consisted of a short-term loan in the amount of KRW 5.0 billion ($3.8 million USD) with interest payable monthly at an annual rate of 4.8% The Company's debt obligation under the Export–Import Bank Loan was KRW 5.0 billion ($3.9 million USD) as of December 31, 2023.

Korea Development Bank

On September 5, 2023, DNS Korea entered into a usance letter of credit arrangement with Korea Development Bank (the “KDB Arrangement”). The arrangement provided for a $10.0 million credit line for the DNS Korea's import transactions. The Company's debt obligation under the KDB Arrangement was $5.0 million as of December 31, 2023.

Woori Bank

On December 7, 2023, DNS Korea entered into a Loan Agreement with Woori Bank (the “Woori Bank Loan”). The Woori Bank Loan consisted of a short-term loan in the amount of KRW 4.0 billion ($3.0 million USD) with interest payable monthly at an annual rate of 5.8%. Collateral Assets included inventory of KRW 4.8 billion ($3.7 million USD) The Company's debt obligation under the Woori Bank Loan was KRW 4.0 billion ($3.1 million USD) as of December 31, 2023.

EdgeCo Term Loan

On December 29, 2023, the Company, as borrower, entered into a Loan Agreement (the “EdgeCo Loan Agreement”) with EdgeCo, as lender. Pursuant to the EdgeCo Loan Agreement, the Company received a three-year term loan in an aggregate principal amount equal to $15.0 million. The principal amount of the Loan was payable on December 29, 2026 and bears interest at a fixed rate of 13.0% per annum, provided, however, that in connection with the EdgeCo Second Loan Agreement, the maturity date of the EdgeCo Loan Agreement was extended to May 31, 2027. Refer to Note 17 Subsequent Events for more details.

The Loan Agreement contains various covenants that limit the ability of the Company (and in certain cases, certain of its subsidiaries) to, among other things, enter into any merger or consolidation, incur indebtedness, incur liens, make dividends or stock repurchases, and acquire any businesses (other than a similar business to that of the Company).

The Loan Agreement contains events of default that are customary for loans of this type. If an event of default occurs under the Loan Agreement, EdgeCo will be entitled to accelerate and call the unpaid principal balance of the Loan and all accrued interest and to take various actions against the collateral, including by exercising its right to acquire or sell the collateral to satisfy any obligations under the outstanding indebtedness.

The Loan Agreement also (i) includes preemptive rights that allow EdgeCo to exercise a right of first refusal in the event the Company decides to seek additional debt financing of up to $15.0 million for additional operating capital or to offer for sale additional unregistered shares of its common stock, par value $0.001 per share, before December 31, 2026 and (ii) in connection with the Warrant Agreement (as defined below), provides EdgeCo with the right to designate a member of the Company’s Board of Directors, in each case subject to certain limitations and exceptions. In particular, EdgeCo’s designation right will terminate upon (x) the payment in full of the loan obligations and (y) its ownership of the Company’s Common Stock being less than 4.9% of the total outstanding Common Stock.

In connection with the EdgeCo Loan Agreement, the Company also entered into (i) a Warrant Agreement (the “Warrant Agreement”), dated as of December 29, 2023, by and between the Company and EdgeCo that issued a warrant to EdgeCo to subscribe for 6,100,000 shares of Common Stock at an exercise price of $1.84 per share, which represents the closing price of the Common Stock on Nasdaq on the trading day immediately preceding the date of the Warrant Agreement, and (ii) a Registration Rights Agreement (the “EdgeCo Registration Rights Agreement”), dated as of December 29, 2023, by and between the Company and EdgeCo that provides EdgeCo customary demand and piggyback registration rights for the 6,100,000 shares of Common Stock underlying the warrant, in the event the warrant is exercised. The warrant was not registered under the Securities Act of 1933, as amended (the “Securities Act”), and was issued pursuant to the private placement exemption from registration thereunder provided by Section 4(a)(2) of the Securities Act.

The Company determined the fair value of the warrant using the Black-Scholes option pricing model using the following significant assumptions: the Company’s expected stock price volatility over the term of the warrant, expected term of the warrant, risk-free interest rate and expected dividends. The $7.5 million value of the warrant was recognized in stockholders’ equity, as the warrant satisfied all criteria for equity classification under ASC 815. The warrant is not remeasured each reporting period. The amount allocated to the warrant was accounted for as a debt discount and recorded as a reduction of debt obligation. As of December 31, 2023, the Company's debt obligation under the EdgeCo Loan Agreement was $7.3 million net of unamortized debt discount and deferred issuance cost of $7.5 million and $0.2 million, respectively.

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

In the third quarter of 2023, the Company repaid the Term Loan outstanding under the Credit Agreement and subsequently terminated the Credit Agreement, including the Revolving Credit Facility, on December 14, 2023. In conjunction with the debt restructuring, the Company recorded $0.6 million loss on extinguishment of debt.

As of December 31, 2022, we presented our long-term debt obligation within the current portion of long-term debt due to the risk of non-compliance with certain financial covenants in the next 12 months.

The future principal maturities of the Company's debt obligations for each of the next five years was as follows as of December 31, 2023 (in thousands):

2024	$19,633
2025	—
2026	15,000
2027	—
2028	30,600
Total	$65,233

(9) Stockholders’ Equity

General

As of December 31, 2023, the Company has authorized the issuance of 72 million shares of common stock and 25 million shares of preferred stock, with a par value of $0.001. As of December 31, 2023, the Company had 32.1 million shares of common stock issued and outstanding. As of December 31, 2023, the Company had reserved 4.1 million shares of common stock for the issuance of options and restricted stock units granted under the Company’s 2017 Stock Incentive Plan and Non-Qualified Inducement Stock Option Grant, and for the issuance of shares under the Company's 2018 Employee Stock Purchase Plan. The Company did not issue any shares of preferred stock as of December 31, 2023.

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

On December 29, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with IV Global Fund No. 4, a Korean limited partnership (“IV Global Fund”). The general partner of IV Global Fund, Invites Ventures Co., Ltd., and its limited partners are affiliates of DNI. Pursuant to the Securities Purchase Agreement, the Company agreed to issue 5,434,783 shares (the “Private Placement Shares”) of Common Stock to IV Global Fund, at a purchase price of $1.84 per share, for an aggregate purchase price of $10.0 million. The issuance and sale of the Private Placement Shares was consummated on January 3, 2024. The Company accounted for the Private Placement Shares in the first quarter of 2024.

Changes in Accumulated Other Comprehensive Loss

The table below summarizes the changes in accumulated other comprehensive loss by component, net of tax (in thousands):

	As of December 31,
	2023	2022
Beginning accumulated other comprehensive income	$(4,662)	$(4,457)
Actuarial gain (loss) for pension plan	(941)	4,278
Foreign currency translation adjustments, net	(2,844)	(4,483)
Ending accumulated other comprehensive income	$(8,447)	$(4,662)

During the years ended December 31, 2023 and 2022, the Company recorded a foreign currency translation loss, and no income taxes were allocated to the translation adjustments due to the full valuation allowance position.

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

The following table sets forth the summary of option activity under the stock option program for the year ended December 31, 2023 (in thousands, except weighted average data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at the beginning of the period	1,496	$11.84	7.2	$3,281
Granted	—	—
Exercised	(1)	12.08
Canceled/Forfeited	(44)	16.49
Expired	(176)	11.70
Outstanding at the end of the period	1,275	11.70	6.25	—
Vested and exercisable at the end of the period	1,139	$11.13	6.13	$—

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price as of December 31, 2023 of $1.97 per share which would have been received by the option holders had the option holders exercised their options as of that date. The aggregate intrinsic value of awards exercised during the year ended December 31, 2022 was $0.5 million. There were no material exercises of stock options during the year ended December 31, 2023.

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

The Company did not grant any stock options during the year ended December 31, 2023. The following table summarizes the weighted average assumptions used to value options granted during the year ended December 31, 2022:

Expected term (years)	6.1
Volatility	58.9%
Risk free interest rate	1.5%
Dividend yield	0%
Weighted average fair value of stock options	$8.83

For the years ended December 31, 2023 and 2022, the Company recorded compensation expense related to stock options of $1.7 million and $3.2 million, respectively. As of December 31, 2023, there was $1.2 million of unrecognized compensation costs which are recognized over a weighted average period of 1.3 years.

Restricted Stock Units

The following table sets forth the summary of restricted stock units activity under the stock option program for the year ended December 31, 2023 (in thousands, except weighted average data):

	RSU Outstanding	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the period	2,673	$16.07
Granted	272	10.71
Cancelled/Forfeited	(504)	14.18
Vested and issued	(1,042)	15.74
Outstanding at the end of the period	1,399	15.93
Vested and unissued at the end of the period	—	20.90
Non-vested at the end of the period	1,399	$15.93

The fair value of restricted stock units is determined based on the Company's stock price on the date of grant. Total grant-date fair value of awards granted during the years ended December 31, 2023 and 2022 was $3.1 million and $31.6 million, respectively. Total fair value of awards vested during the years ended December 31, 2023 and 2022 was $16.4 million and $7.4 million, respectively.

For the years ended December 31, 2023 and 2022, the Company recorded compensation expense related to restricted stock units of $13.4 million and $11.8 million, respectively. As of December 31, 2023, there was $16.0 million of unrecognized compensation costs which are expected to be recognized over a weighted average period of 1.6 years.

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

The weighted average assumptions used to value the ESPP shares for the year ended December 31, 2023 included an expected term of 0.5 years, volatility of 81.2% and a risk free interest rate of 4.8%. For each of the years ended December 31, 2023 and 2022, the Company recorded $0.8 million of expense related to the ESPP.

Stock-based Compensation

The following table summarizes total stock-based compensation expense for stock options, restricted stock units, and ESPP (in thousands).

	Years ended December 31,
	2023	2022
Cost of revenue	$1,211	801
Research and product development	3,944	4,857
Selling, marketing, general and administrative	10,688	10,144
	$15,843	$15,802

(10) Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Years ended December 31,
	2023	2022
Net loss	$(135,218)	$(41,270)
Weighted average number of shares outstanding:
Basic	31,546	28,085
Stock options, restricted stock units and share awards	—	—
Diluted	$31,546	$28,085
Net loss per share:
Basic	$(4.29)	$(1.47)
Diluted	$(4.29)	$(1.47)

The following tables set forth potential common stock that is not included in the diluted net loss per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands):

	Years ended December 31,
	2023	2022
Outstanding stock options	1,327	796
Unvested restricted stock units	2,898	324
Outstanding warrants	199	—

As of December 31, 2023 and 2022, no shares of issued common stock were subject to repurchase.

(11) Income Taxes

The geographical breakdown of loss before income taxes is as follows (in thousands):

	Years ended December 31,
	2023	2022
Loss before income taxes - Domestic	$(99,060)	$(34,906)
Loss before income taxes - Foreign	(35,379)	(5,400)
Loss before income taxes	$(134,439)	$(40,306)

The following is a summary of the components of income tax provision applicable to loss before income taxes (in thousands):

	Years ended December 31,
	2023	2022
Current:
Federal	$306	$32
State	68	88
Foreign	405	844
Total current tax provision	779	964
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred tax provision	—	—
Total tax provision	$779	$964

A reconciliation of the expected tax provision (benefit) to the actual tax provision (benefit) is as follows (in thousands):

	Years ended December 31,
	2023	2022
Expected tax benefit at statutory rate	$(27,134)	$(8,465)
Current state taxes, net of federal benefit	53	69
Deferred state taxes, net of federal benefit	—	—
Foreign taxes	203	107
Foreign rate differential	(491)	(449)
Valuation allowance	18,393	3,744
Uncertain tax positions	—	—
Global intangible low taxed income	878	5,676
Share-based compensation	3,520	1,835
Permanent differences	192	111
Tax credits	(575)	945
Net operating loss adjustment	—	(2,177)
Impairment charges	4,390	—
Other	1,350	(432)
Total tax provision	$779	$964

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$33,063	$22,873
Tax credit carryforwards	5,364	4,702
Fixed assets and intangible assets	3,574	2,815
Inventory and other reserves	13,010	8,295
Operating lease liability	2,407	3,889
Capitalized research and experimental expenditures	11,001	6,182
Other	8,030	8,568
Gross deferred tax assets	76,449	57,324
Less valuation allowance	(74,338)	(53,401)
Net deferred tax assets	2,111	3,923
Deferred tax liabilities:	—	—
Fixed assets and intangible assets	—	(771)
Operating lease right-of-use-asset	(1,641)	(2,907)
Other assets	(470)	(245)
Gross deferred tax liabilities	(2,111)	(3,923)
Total net deferred tax assets	$—	$—

For the years ended December 31, 2023 and 2022, the net changes in the valuation allowance were an increase of $20.9 million and $7.4 million, respectively. The increase during the current year is primarily due to capitalized research and experimental expenditures and deferred revenue assumed in conjunction with the ASSIA Acquisition. The Company maintains a valuation allowance on its global net deferred tax assets since it is more likely than not that the net deferred tax assets will not be realized in the foreseeable future.

As of December 31, 2023, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $52.6 million and $44.5 million, respectively. Approximately $10.9 million of the federal losses expire beginning in 2037, whereas approximately $41.7 million of the losses have an indefinite life. Approximately $32.7 million of the state losses begin to expire in various years beginning in 2026, whereas approximately $11.8 million of the loss carryforwards have an indefinite life. As of December 31, 2023, the Company had German federal and state net operating losses of approximately $37.5 million and $36.8 million respectively, which do not expire and are carried forward indefinitely, and Canadian net operating losses of approximately $13.1 million which may be carried forward for 20 years and begin to expire in 2039.

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

It is possible that the Company experienced a second ownership change subsequent to the above mentioned ownership change in September 2016 which could significantly limit the use of its remaining NOL carryforwards. The company intends to complete a thorough analysis with the assistance of a subject matter expert to determine if in fact a second ownership change has occurred and to what extent the Company’s NOL carryforwards are impacted.

As of December 31, 2023, the Company had U.S. research and development tax credit carryforwards of approximately $2.9 million and $2.1 million for federal and state purposes, respectively. If not utilized, the federal carryforwards will expire beginning in 2036. The California credit carryforwards do not expire, the Georgia credit carryforwards will expire beginning in 2026, and the Texas credit carryforwards will expire beginning in 2040. In addition, the Company has Canadian research and investment credits of approximately $2.8 million and $1.8 million, respectively. The Canadian research and investment credits begin to expire in 2031.

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

On January 5, 2024, the Company and DZS California Inc. (“DZS California”), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with DNI. Pursuant to the Stock Purchase Agreement, DZS California sold to DNI all of the equity interests in DASAN Network Solutions, Inc., a Korean company (“DNS Korea”), D-Mobile Limited, a Chinese company, DZS Vietnam Company Limited, a Vietnamese company, Dasan India Private Limited, an Indian company, and DZS Japan, Inc., a Japanese company (the “Asia Sale”). The purchase price for the divestiture consisted of $3.8 million cash, net of certain adjustments, and the elimination of approximately $34 million in debt owed to DNI as of the transaction date. DNI also assumed all DNS Korea's debt obligations to foreign banks outstanding as of the transaction date. The Asia Sale closed on April 5, 2024. As of December 31, 2023 the difference between the inside and outside basis of the shares of the subsidiaries would result in a deferred tax asset. Since it is more likely than not that the deferred tax asset will be utilized in the foreseeable future, the Company did not record the deferred tax asset.

With the exception of those subsidiaries mentioned above, the Company does not intend to distribute the earnings from its foreign subsidiaries and has not recorded any deferred tax liability related to such amount. The Company considers any excess of the amount for financial reporting over the tax basis of our investments in our foreign subsidiaries to be indefinitely reinvested and the determination of any deferred tax liability on this amount is not practicable.

The Company is required to inventory, evaluate, and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only be partially sustained, upon examination by the relevant taxing authorities. After reviewing the documentation maintained in support of uncertain tax positions taken in prior years, the Company concluded that it will be unlikely to sustain those positions should they be audited by the relevant tax authorities. As of December 31, 2023, the Company had gross unrecognized tax benefits of $5.2 million, none of which if recognized, would reduce the effective tax rate in a future period, due to the Company's full valuation allowance on U.S. net deferred tax assets.

A reconciliation of the beginning and ending unrecognized tax benefit amounts for 2023 and 2022 are as follows (in thousands):

	As of December 31,
	2023	2022
Balance at beginning of year	$5,213	$4,188
Increases (decreases) related to prior year’s tax positions	—	—
Increases related to current year tax positions	—	1,025
Balance at end of year	$5,213	$5,213

It is the Company's policy to account for interest and penalties related to uncertain tax positions as interest expense and general administrative expense, respectively in the consolidated statements of comprehensive income (loss).

The Company did not record any interest or penalties during the years ended December 31, 2023 and 2022.

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

(12) Related Party Transactions

Related Party Debt

As of December 31, 2023 and 2022, the Company had KRW 39.6 billion ($30.6 million USD) and KRW 7.2 billion ($5.7 million USD) outstanding of the related party borrowing from DNI, respectively. See Note 8 Debt for additional information about the Company’s related party debt. DNI owns approximately 28.3% of the outstanding shares of the Company's common stock.

The following table sets forth payment guarantees of certain of the Company's performance obligations as of December 31, 2023 that have been provided by DNI. . The amount guaranteed exceeds the principal amounts of outstanding obligations due to collateral requirements by the banks.

Guarantor	Amount Guaranteed (in thousands)	Description of Obligations Guaranteed
Dasan Networks, Inc.	$12,000	Payment guarantee to Korea Development Bank
Dasan Networks, Inc.	5,560	Payment guarantee to Industrial Bank of Korea
Dasan Networks, Inc.	556	Payment guarantee to Shinhan Bank
	$18,116

Other Related Party Transactions

Net revenue, cost of revenue, operating expense, interest expense, net and other expenses, net to and from relate parties were as follows (in thousands) for the years ended December 31, 2023 and 2022:

	For the year ended December 31, 2023
Counterparty	Net Revenue	Cost of revenue	Operating Expenses	Interest expense, net	Other expenses, net
Dasan Networks, Inc.	$827	$538	$926	$826	$25

	For the year ended December 31, 2022
Counterparty	Net Revenue	Cost of revenue	Operating Expenses	Interest expense, net	Other expenses, net
Dasan Networks, Inc.	$1,748	$969	$1,325	$55	$64

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

DNS Korea has a lease agreement with DNI related to the lease of a warehouse facility. DNS Korea also had a separate office lease agreement with DNI. In the first quarter of 2022, DNI sold the office building to the unrelated third party, and the respective lease was reassigned to the new landlord. Operating lease cost related to DNI leases totaled $0.4 million and $0.5 million, for the years ended December 31, 2023 and 2022, respectively. Operating lease expense is allocated between cost of revenue, research and product development, and selling, marketing, general and administrative expenses on the consolidated statements of comprehensive income (loss). As of December 31, 2023, the right-of-use asset and operating lease liability related to DNI leases were $1.3 million. As of December 31, 2022, the right-of-use asset and operating lease liability related to DNI leases were $1.7 million.

The Company also pays a license fee under the Trademark License Agreement with DNI. The license fee is calculated as 0.4% of DNS Korea annual sales. For the years ended December 31, 2023 and 2022, license related expense were $0.5 million and $0.7 million, respectively, and were included into selling, marketing, general and administrative expenses on the consolidated statements of comprehensive income (loss).

Interest expense, net represents interest paid to DNI for the related party debt. Refer to Note 8 Debt for further information. Interest due to DNI was included in accrued and other liabilities on the consolidated balance sheets as of December 31, 2023 and 2022.

Other expenses, net to related parties represent expenses to DNI for its payment guarantees relating to the Company's performance obligations. The Company pays DNI a guarantee fee which is calculated as 0.9% of the guaranteed amount. Refer to the table above for further information about obligations guaranteed by DNI.

Balances of Receivables and Payables with Related Parties

Balances of receivables and payables arising from sales and purchases of goods and services with related parties as of December 31, 2023 and 2022 were as follows (in thousands):

	As of December 31, 2023
Counterparty	Account receivables	Other receivables	Other assets	Loans Payable	Accounts payable	Accrued and other liabilities
Dasan Networks, Inc.	$963	$—	$—	$30,600	$2,356	$1,210

	As of December 31, 2022
Counterparty	Account receivables	Other receivables	Other assets	Loans Payable	Accounts payable	Accrued and other liabilities
Dasan Networks, Inc.	$943	$123	$—	$5,706	$1,019	$483
DS Commerce, Inc.	—	—	—	—	16	—
	$943	$123	$—	$5,706	$1,035	$483

The related party receivable and payable balances are reflected in the respective balance sheet captions on the consolidated balance sheets as of December 31, 2023 and 2022.

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

The components of lease expense were as follows for the years ended December 31, 2023, and 2022 (in thousands):

	Years ended December 31,
	2023	2022
Operating lease cost	$4,173	$4,152
Short-term lease cost	34	152
Total net lease cost	$4,207	$4,304

Short-term lease costs related to the short-term rent of office spaces and office equipment leases. Variable lease cost was not significant for the years ended December 31, 2023 and 2022.

During the years ended December 31, 2022, the Company recorded $0.8 million of impairment charges on the right-of-use assets related to the office lease in Redwood City, California, acquired in conjunction with ASSIA Acquisition. Following the acquisition, the Company made a decision to vacate the space in Redwood City and to adopt a remote work policy in the region. During the years ended December 31, 2023, the Company recorded $0.5 million of impairment charges on the right-of use assets from operating leases in connection with vacating a part of its office space in Plano, Texas, following the reduction in administrative personnel.

Supplemental cash flow information related to the Company’s operating leases was as follows for the years ended December 31, 2023, and 2022 (in thousands):

	Years ended December 31,
	2023	2022
Operating cash outflows from operating leases	$5,589	$5,184
Right-of-use assets obtained in exchange for operating lease obligations	$452	$5,010

The following table presents the lease balances within the Company’s consolidated balance sheets, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases as of December 31, 2023 and 2022 (dollars in thousands):

	As of December 31,
	2023	2022
Assets:
Right-of-use assets from operating leases	$7,135	$12,606

Liabilities:
Operating lease liabilities - current	$4,590	$4,834
Operating lease liabilities - non-current	5,611	11,417
Total operating lease liabilities	$10,201	$16,251
Weighted average remaining lease term	3.1 years	3.7 years
Weighted average discount rate	5.0%	5.3%

The following table presents the Company’s future contractual rent obligations as of December 31, 2023 (in thousands):

2024	$4,933
2025	2,795
2026	1,428
2027	1,130
2028	694
Thereafter	—
Total operating lease payments	10,980
Less: imputed interest	(779)
Total operating lease liabilities	$10,201

(14) Commitments and Contingencies

Performance Bonds

In the normal course of operations, from time to time, the Company arranges for the issuance of various types of performance guarantees, such as standby letter of credits or surety bonds. These instruments are arrangements under which the financial institution or surety provides a financial guarantee that the Company will perform in accordance with contractual or legal obligations. As of December 31, 2023, the Company had $20.5 million of performance guarantees in the form of bank guarantees or surety bonds guaranteed by third parties.

Purchase Commitments

As of December 31, 2023, we had $148.5 million in outstanding purchase order commitments to our contract manufacturers and component suppliers for inventory. In certain instances, we are permitted to cancel, reschedule or adjust these orders. Consequently, only a portion of this amount relates to firm, non-cancelable and unconditional obligations.

Trade Compliance Matter

During the first quarter of 2022, DASAN India Private Limited ("DIPL"), an indirect subsidiary of the Company, received a notice letter from the Office of the Commissioner of Customs, Chennai II of the India Department of Revenue (the “Notice”) claiming DIPL at the time of clearance of customs. The Notice claims that due to such mis-declaration and wrong classification of the imported products, DIPL and its contract manufacturer in India underpaid duties approximating INR 299.6 million ($3.6 million USD based on exchange rates as of December 31, 2023) related to such products. The documents relied upon in the Notice were requested by the Company, however they are yet to be received. In the second quarter of 2023, the Company received a second notice letter issued by the Office of the Principal Commissioner of Customs (Air Cargo) Complex, Chennai VII Commissionerate claiming the alleged underpaid duties approximated INR 389.3 million ($4.7 million based on exchange rates as of December 31, 2023). The two notice letters cover substantially the same shipments and overlap in scope. As we have not yet received the full contents of the Notice, we are unable to estimate a potential loss related to this matter, if any, which could range up to the full amount of the alleged unpaid duties, plus penalties and interest. In the beginning of 2024, the Company divested its certain subsidiaries in Asia, including DIPL. Following the divestiture, any litigation and claims related to the divested subsidiaries are no longer an obligation of the Company. Refer to Note 17 Subsequent Events for additional information about the divestiture.

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

(15) Employee Benefit Plans

Defined Contribution Plans

The Company maintains a 401(k) plan for its employees in the United States whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company made discretionary contributions to the plan in 2023 and 2022. For each year ended December 31, 2023 and 2022, the Company recorded an expense of $0.9 million.

The Company maintains a defined contribution plan for its employees in South Korea. Under the defined contribution plan, the Company contributes the equivalent of 8.3% of an employee's gross salary into the plan. For the year ended December 31, 2023, the Company recorded an expense of $1.4 million for the plan as compared to $1.2 million recorded for the year ended December 31, 2022.

Defined Benefit Plans

The Company sponsors defined benefit plans for its employees in Germany and Japan. Defined benefit plans provide pension benefits based on compensation and years of service. The Germany plans were frozen as of September 30, 2003 and have not been offered to new employees after that date.

The following provides a reconciliation of the changes in benefit obligation, and the funded status at the end of the years (in thousand):

	Years ended December 31,
	2023	2022
Benefit obligation at beginning of year	$11,021	$16,527
Service cost	76	100
Interest cost	396	146
Benefits paid	(664)	(572)
Actuarial (gain) loss	697	(4,278)
Foreign currency exchange rate change	276	(902)
Benefit obligation at end of year	11,802	11,021
Underfunded status at end of year	$11,802	$11,021

The Company has recorded the 2023 and 2022 underfunded status as a long-term liability on the consolidated balance sheets. The Company holds pension insurance contracts, with the Company as beneficiary, in the amount of $2.2 million and $2.5 million as of December 31, 2023 and 2022, respectively, related to individuals under the pension plans. The Company records these insurance contracts based on their cash surrender value at the balance sheet dates. These insurance contracts are classified as other assets on the consolidated balance sheet. The Company intends to use any proceeds from these policies to fund the pension plans. However, since the Company is the beneficiary on these policies, these assets have not been designated pension plan assets.

The net periodic benefit cost related to the plans consisted of the following components (in thousands):

	Years ended December 31,
	2023	2022
Service Cost	$76	$100
Interest Cost	396	146
Net amortization of net gain (loss)	(244)	—
Net periodic benefit cost	$228	$246

The service cost component of net benefit cost is presented within cost of revenue or selling, marketing, general and administrative expense on the accompanying consolidated statements of comprehensive income (loss), in accordance with where compensation cost for the related associate is reported. All other components of net benefit cost, including interest cost and net amortization noted above, are presented within other income (expense), net in the accompanying consolidated statements of comprehensive income (loss).

The following table presents changes in benefit obligations recognized net of tax in other comprehensive income (in thousands):

	Years ended December 31,
	2023	2022
Amortization of net (gain) loss	$244	$—
Actuarial (gain) loss in the current period	697	(4,278)
Net change during the period	$941	$(4,278)

The increase in the actuarial loss during the year ended December 31, 2023, compared to the year ended December 31, 2022 was mainly due to the decrease in the discount rate, resulting from an decrease in the implicit rate of high-quality fixed income investments. The estimated net loss and prior service cost for the plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is not significant. The Company expects to make no contributions to the plans in 2024.

The weighted average assumptions used in determining the periodic net cost and benefit obligation information related to the plans are as follows:

	Years ended December 31,
	2023	2022
Discount rate	3.2%	3.7%
Rate of compensation increase	2.0%	2.0%

The following benefit payments, which are funded by the Company, are expected to be paid (in thousands):

2024	$632
2025	655
2026	667
2027	669
2028	616
2029 - 2033	$3,066

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

The Company's property, plant and equipment, net of accumulated depreciation, were located in the following geographical areas (in thousands) as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
United States	$2,841	$5,725
Korea	2,010	2,706
Japan	532	644
Canada	—	157
Germany	144	110
Other	196	136
	$5,723	$9,478

(17) Subsequent Events

On January 5, 2024, the Company and DZS California Inc. (“DZS California”), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with DNI. Pursuant to the Stock Purchase Agreement, DZS California sold to DNI all of the equity interests in DNS Korea, D-Mobile Limited, a Chinese company, DZS Vietnam Company Limited, a Vietnamese company, Dasan India Private Limited, an Indian company, and DZS Japan, Inc., a Japanese company (the “Asia Sale”). The purchase price for the divestiture consisted of $3.8 million cash, net of certain adjustments, and the elimination of approximately $34 million in debt owed to DNI as of the transaction date. DNI also assumed all DNS Korea's debt obligations to foreign banks outstanding as of the transaction date. The Asia Sale closed on April 5, 2024. The Company is currently assessing the impact of the transaction on its consolidated financial statements and will account for the transaction in the second quarter of 2024.

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

On May 31, 2024, the Company, as borrower, entered into a Loan Agreement (the “EdgeCo Second Loan Agreement”) with EdgeCo, LLC, as lender. Pursuant to the EdgeCo Second Loan Agreement, the Company received a three-year term loan in an aggregate principal amount equal to $15.0 million. The principal amount of the Loan is payable on May 31, 2027 and bears interest at a fixed rate of 13.0% per annum. In connection with the EdgeCo Second Loan Agreement, (i) the Company extended the maturity date of the amounts owed under the EdgeCo Loan Agreement to May 31, 2027 and (ii) the Company also entered into a Warrant Agreement (the “Second Warrant Agreement”), dated as of May 31, 2024, by and between the Company and EdgeCo, that issued a warrant to EdgeCo to subscribe for 6,100,000 shares of Common Stock at an exercise price of $0.9095 per share. The loan was primarily used to finance the acquisition of Netcomm and provide working capital to Netcomm.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 30, 2024 and in this Annual Report on Form 10-K, Ernst & Young LLP ("EY") resigned as independent registered public accounting firm of the Company effective as of January 24, 2024. The Audit Committee of the Board of Directors of the Company accepted EY’s resignation.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2023. The term “disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2023, due to the existence of unremediated material weaknesses in internal control over financial reporting described below in Management’s Report on Internal Control Over Financial Reporting.

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

Based on the results of that evaluation, which included assessing information identified during the Audit Committee review and the work undertaken by management in response to the findings of that review, management has concluded that our internal control over financial reporting as of December 31, 2023 was not effective due to the existence of material weaknesses in internal control over financial reporting described below.

Control Environment, Risk Assessment, Training and Communication of Policies and Procedures

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report included herein.

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

As part of our commitment to strengthening our internal control over financial reporting, we have taken various personnel actions and initiated other remedial actions under the oversight of the Audit Committee, including:

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

Previously Identified Material Weakness in Internal Control over Financial Reporting

Management has initiated a remediation plan to address the material weakness previously identified in our Annual Report on Form 10-K for the year ended December 31, 2023 to reassess the design of our controls and modify our processes related to the accounting for significant revenue transactions as well as enhancing monitoring and oversight controls in the application of accounting guidance related to such transactions. Management has initiated the following remedial actions:

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

Changes in Internal Control over Financial Reporting

Except for the material weaknesses described above, no other change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

DZS Inc.

Plano, Texas

Opinion on Internal Control over Financial Reporting

We have audited DZS Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2023, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as “the financial statements”)” and our report dated August 13, 2024 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over (1) entity-level controls impacting the control environment and effective monitoring controls to prevent or detect material misstatements to the consolidated financial statements (2) revenue recognition process relating to proper application of Accounting Standards Codification (“ASC”) 606, (3) adequate testing of completeness and accuracy of reports and schedules used in controls, (4) ineffective controls surrounding deferred tax assets and tax liabilities and timeliness of performance of controls, (5) ineffective information technology general controls (“ITGC’s”) in the areas of user access and segregation of duties related to certain information technology systems that support the Company’s 2023 financial reporting process have been identified and described in management’s assessment and (6) substantially all of the Asia region’s business processes. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated August 13, 2024 on those financial statements.

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

August 13, 2024

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below is information concerning our executive officers as of December 31, 2023.

Name	Age	Position
Charles Daniel Vogt	61	Chief Executive Officer, President
Miguel Alonso	56	Chief Product Officer
Justin Ferguson	46	Chief Legal Officer and Corporate Secretary
Norman Foust	59	SVP of Global Supply Chain
Misty Kawecki	51	Chief Financial Officer
Gunter Reiss	54	Chief Marketing Officer
Deon Yeon Won	61	Chief Operating Officer, Asia

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

Miguel Alonso joined DZS in October 2020 and served as Vice President, Global Product Management until his promotion to Chief Product Officer of DZS in February 21, 2023. In this role, Mr. Alonso is responsible for product strategy, product management, technology, quality and engineering across the Access Edge, Home Edge, Mobile & Optical Edge and Cloud Software teams. Prior to joining DZS, from 2018 to 2020, he served as Vice President of Product Management of Nortek Control. He also served as Vice President of Cloud Products at Calix, where he led the company’s transformation from hardware products to cloud, software, and systems platforms. In addition, Mr. Alonso has also served in multiple senior product management, marketing, and sales executive positions at mandal.ai, and Advanced Fibre Communications (AFC). Mr. Alonso holds an Engineering Degree in Telecommunications from the Universitat Politècnica de Catalunya (Spain).

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

Norman L. Foust joined DZS in February 2022 and served as Vice President, Strategic Operations until his promotion to Senior Vice President of Global Supply Chain in February 2023. As Senior Vice President of Global Supply Chain, Mr. Foust was responsible for the strategic direction, transformation and execution of vendor procurement, supply chain management, manufacturing and logistics. Mr. Foust’s operations expertise in the telecom industry spans more than three decades, pioneering the evolution of manufacturing and supply chain through automation and AI Robotics technology. Mr. Foust has spent 20 years in leadership positions with trend-setting access networking companies scaling manufacturing and supply chain. Prior to joining DZS, in 2021, Mr. Foust was the Vice President of Operations at Vicarious FPC, an A.I. Robotics Automation company. Prior to Vicarious, from 2017 to 2020, he served as Vice President of Operations at Tidbit Communications, Inc. (acquired by Ciena). Additionally, he previously led operations at Calix, AFC and DSC Communications. On January 19, 2024, Mr. Foust departed from the Company, including his position as Senior Vice President of Global Supply Chain of the Company.

Misty Kawecki has served as Chief Financial Officer of DZS since August 2021, bringing over 24 years of finance and accounting experience to the CFO role. Prior to joining DZS , from 2020 to 2021, Ms. Kawecki provided consulting services and from 2018 to 2020, Ms. Kawecki served as CFO and Head of Operations for MediaKind. She also served as VP, Finance and Corporate Controller at Imagine Communications, Senior Vice President, Finance and Corporate Controller at GENBAND and Senior Director, WW Revenue Controller at McAfee (Intel). She started her career at Big 4 accounting firm EY. Ms. Kawecki has a Master of Science degree in Accounting from Texas Tech University. She is a Certified Public Accountant in the state of Texas.

Gunter Reiss has served as Chief Marketing Officer and Business Development Leader at DZS since February 2022. Prior to joining DZS, Mr. Reiss served as an advisor to MobileComm Professionals, Inc., EigenX.ai, and Webomates- from 2020 to 2021. Mr. Reiss also previously served, from 2014 to 2020, as Vice President of Worldwide Marketing at A10 Networks where he positioned the company as a technology leader in 5G, cloud, and cybersecurity solutions. Prior to A10, he held business development, strategy, M&A, and strategic sales leadership roles at Ericsson, IPC, and DAMOVO Group. Mr. Reiss brings in-depth expertise in could, SaaS, AI, cybersecurity, and application networking to DZS.

Deok Yeon Won has served as Chief Operating Officer for Asia since his appointment on July 12, 2023. Mr. Won previously served as the Company's Chief Customer Officer for Asia and Chief Product Officer. Mr. Won served as President of DASAN Network Solutions prior to the merger in 2016 creating the current Company. Prior to DZS, he held various executive positions at LG and Cisco Systems. Mr. Won has more than thirty years of experience in the communications industry that spans several disciplines, including executive management, sales, operations and engineering. On April 5, 2024, Mr. Won departed from the Company, including his position as Chief Operating Officer for Asia in conjunction with the Asia Sale.

INFORMATION ABOUT OUR DIRECTORS

The following table sets forth (a) the name of each director, (b) the age of each director, (c) the Company position(s) currently held by each director, and (d) the year in which each director’s current term will expire. The information provided in the following table is as of December 31, 2023.

Name	Class	Age	Position	Term Expires
Barbara Carbone	I	65	Director	2026
Joon Kyung Kim	I	65	Director	2026
Matt W. Bross	II	63	Director	2024
David Schopp	II	75	Lead Independent Director	2024
Choon Yul Yoo	II	63	Director	2024
Charles D. Vogt	III	61	President, CEO and Director	2025

Barbara Carbone has served as a director of DZS since January 1, 2021. Ms. Carbone is a recognized business leader and audit partner with deep expertise across the software, media, consumer products, manufacturing and financial spaces. For nearly 40 years, in addition to serving clients, she held several leadership roles at KPMG, including as the leader of a large business unit, the global software practice leader and as the national partner in charge of human resources for the audit practice. Ms. Carbone’s experience transforming businesses through mergers and acquisitions, workforce management, divestitures, spinoffs, IPOs, and navigation of public and private markets has given her a diverse and valuable perspective. She is currently a board member for TrueCar Inc. (NASDAQ: TRUE), Limoneira, Inc. (NASDAQ: LMNR), and Bob’s Discount Furniture. We believe Ms. Carbone is well suited to serve on our Board of Directors given her extensive experience in financial and accounting matters, her extensive experience in advising other organizations and her experience as a director of a public company.

Joon Kyung Kim has served as a director of DZS since January 6, 2020. Mr. Kim brings to DZS’s board more than 36 years of experience in audit and advisory services with KPMG. Prior to joining DZS, Mr. Kim served as the National Partner in Charge of KPMG’s Korean practice, a role to which he was appointed in 2005. During his career at KPMG, he progressed through various financial statement audit roles, developing expertise in financial statement audits, operational reviews and special audits of specified areas of operations, regulatory supervisory advice, credit reviews, performance improvement, and internal control related advisory services, and in 1999 was promoted to Partner. Mr. Kim serves on the board of directors of Hope Bancorp, Inc. (NASDAQ: HOPE), the holding company for Bank of Hope, a super-regional bank with over $17 billion in assets. Mr. Kim holds a Bachelor of Science degree in Business Administration from the University of California, Berkeley and is a Certified Public Accountant. We believe Mr. Kim is well suited to serve on our Board of Directors given his extensive experience in financial and accounting matters, his leadership experience and his experience as a director of a public company.

Matt W. Bross has served as a director of DZS since January 1, 2021. Mr. Bross has led a long and distinguished career in the global telecom and technology industries – having previously served as CEO of BT Innovate, Global CTO and President of Huawei Technologies, CTO of Williams Communications (Lumen) and CEO and Director of Rift.io. Today, he serves on the board of Axellio Inc., a provider of high-performance network packet capture, storage, and analysis solutions, is the Chairman of the Global Information Infrastructure Commission (GIIC) and general partner in Cloud Scale Capital Partners. Mr. Bross has previously served on the board of Sonus Networks (Ribbon Communications), the East West Institute, the Alliance for Telecommunications Industry

Solutions (ATIS), and CTIA, the trade association representing the U.S. wireless communications industry. He is a Cambridge University Pembroke College, William Pitt Fellow, and a global advisor regarding 5G, IoT, Blockchain, AI, and Virtualization. Mr. Bross is also a Member of IEEE Future Technology Committee, and he formerly led the World Economic Forum "Technology Pioneer Program." We believe Mr. Bross is well suited to serve on our Board of Directors given his extensive knowledge and experience in the telecommunications industry.

David Schopp served as a director of DZS from 2018 until his resignation on May 27, 2024. Mr. Schopp has served as the Operating Partner for the private equity firm Stonebridge Partners since 2004 and is also a General Partner in Stonebridge Partners Equity Fund IV, L.P. Mr. Schopp was previously President and Chief Executive Officer of Orbis Corporation, a division of Menasha Corp., a manufacturer of plastic returnable containers and logistics management. Prior to Orbis, he was Vice President and General Manager of Promo Edge, also a division of Menasha Corp. Mr. Schopp has built and sold several of his own portfolio companies including US Sample Company, Bates Inc., and Congress Packaging. He was previously a consultant with Booz Allen Hamilton Inc. Mr. Schopp is currently Chairman of the Board of Directors of Specialty Bakers, a commercial bakery, and has held numerous prior board positions, including as Chairman of the Board of Directors of Cast-Crete, American Dryer Corporation, Inland Pipe Rehabilitation, Alpine Engineering, Corbi Plastics and Hydraulex Global. Mr. Schopp holds both a B.S. and M.S. in Aeronautical Engineering from Rensselaer Polytechnic Institute. We believe that Mr. Schopp is a superior business leader who understands our company’s vision to empower global advancement and his experience building companies and advising Fortune 500 companies is valuable to DZS as we lead the way to the new generation of broadband and mobile transport solutions.

Choon Yul Yoo has served as a director of DZS since August 8, 2019. Since March 1999, Mr. Yoo has served as the Chief Operating Officer of DNI. Additionally, Mr. Yoo previously served as the Chief Executive Officer of DMC Co., Ltd., an auto parts manufacturing company and affiliate of DNI, and served as the Chief Executive Officer and director of Solueta Co., Ltd., a provider of electromagnetic interference and electromagnetic compatibility solutions. Mr. Yoo also previously served as Chief Executive Officer of DNS Korea from April 2015 until September 2016, when DNS Korea was acquired by the Company. Mr. Yoo holds a Bachelor of Science degree in Mechanical Engineering from Dongyang Technical College. We believe that Mr. Yoo is well suited to serve on our Board of Directors given his extensive leadership experience and his knowledge of DNS Korea’s operations.

CORPORATE GOVERNANCE

As of December 31, 2023 our Board of Directors was comprised of six members. In accordance with our certificate of incorporation, we divide our Board of Directors into three classes, with Class I consisting of two members, Class II consisting of three members, and Class III consisting of one member. One class of directors is elected by the stockholders to serve a three-year term at each annual meeting.

Board Leadership Structure

Different individuals serve as Chairman of the Board of Directors, Lead Independent Director and Chief Executive Officer. Mr. Min Woo Nam, served as Chairman until his resignation on September 15,2023. The Chairman presides over meetings of the Board of Directors and the stockholders, reviews and approves meeting agendas, meeting schedules and other information, as appropriate, consults on stockholder engagement and governance matters, and performs such other duties as the Board of Directors requires from time to time. Mr. David Schopp, served as Lead Independent Director until his resignation on May 27, 2024. The Lead Independent Director presides over meetings of the Board of Directors at which the Chairman is not present, serves as the principal liaison between the Chairman and the independent directors, reviews and approves meeting agendas, meeting schedules and other information, recommends for selection to the membership and chairman positions for each Board committee and interviews all director candidates, and, as appropriate, consults on stockholder engagement matters. The Chief Executive Officer is Mr. Charles D. Vogt, who focuses on operating and managing the Company. Our Board of Directors believes that this separation of the positions of Chairman, Lead Independent Director and Chief Executive Officer reinforces the independence of the Board of Directors in its oversight of the business and affairs of the Company, leverages the Chairman’s and Lead Independent Director’s experience and perspectives, and enhances the effectiveness of the Board of Directors as a whole.

The Board believes that maintaining a healthy mix of qualified independent, non-management, and management directors on the Board is an integral part of effective corporate governance and management of the Company. The Board also believes that the current leadership structure strikes an appropriate balance between independent directors, management directors, and directors affiliated with DNI, the Company’s largest stockholder, which allows the Board to effectively represent the best interests of the Company’s entire stockholder base.

Board Independence

The Board of Directors has affirmatively determined that each of Matt W. Bross, Barbara Carbone, Joon Kyung Kim, and David Schopp are independent under the criteria established by Nasdaq, for independent board members. At the conclusion of the regularly scheduled Board of Directors meetings, the independent directors have the opportunity to and regularly meet outside of the presence of our management. In addition, each member of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee is currently an independent director in accordance with Nasdaq standards.

Board Diversity

The Board utilizes a thoughtful approach to board composition to ensure that the composition of the Board reflects the Company’s efforts and commitment to achieving diversity, including with respect to age, gender, race and ethnicity. The table below provides certain information regarding the composition of our Board. Each of the categories listed in the table below has the meaning given it in Nasdaq Rule 5605(f).

Board Diversity Matrix (as of December 31, 2023
Total Number of Directors	6
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	5
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian		2
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	1	3
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background

Committee Composition

Our Board of Directors has the following four standing committees: (1) Audit Committee, (2) Compensation Committee, (3) Corporate Governance and Nominating Committee and (4) Strategy Committee. As of December 31, 2023, the membership and the function of each of the committees are described below. Each of the committees operates under a written charter that can be found on the “Governance” section of our website at https://investor.dzsi.com/governance/governance-documents/default.aspx.

Director	Independence	Financial Expert	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee	Strategy Committee
Matt W. Bross	Independent	─	─	M	M	M
Barbara Carbone	Independent	FE	M	C	─	─
Joon Kyung Kim	Independent	FE	C	M	M	─
David Schopp	Independent	─	M	─	C	M
Choon Yul Yoo	─	─	─	─	─	─
Charles D. Vogt	─	─	─	─	─	─

Number of Meetings in 2023			32	8	1	12

FE - Financial Expert

C - Chairperson

M - Member

Audit Committee

The Audit Committee reviews the professional services provided by our independent registered public accounting firm, the independence of such independent registered public accounting firm from our management, and our annual and quarterly financial statements. The Audit Committee also reviews such other matters with respect to our accounting, auditing and financial reporting practices and procedures as it may find appropriate or may be brought to its attention. In addition, the Audit

Committee reviews and approves any related-party transactions. The responsibilities and activities of the Audit Committee are described in greater detail in the section entitled “Audit Committee Report.”

Each member of the Audit Committee is an independent director under the criteria established by Nasdaq and SEC rules. Our Board of Directors has also determined that each of Barbara Carbone and Joon Kyung Kim qualifies as an “audit committee financial expert,” as that term is defined in the rules and regulations established by the SEC. Stockholders should understand that this designation is a disclosure requirement of the SEC related to the experience and understanding of our Audit Committee members with respect to certain accounting and auditing matters. The designation does not impose upon them any duties, obligations or liabilities that are greater than are generally imposed on them as a member of the Audit Committee and the Board of Directors, and their designation as audit committee financial experts pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board of Directors.

Compensation Committee

The Compensation Committee is responsible for reviewing all components of executive officer and director compensation and benefits and establishing and monitoring policies governing the compensation of executive officers and directors. In carrying out these responsibilities, the Compensation Committee is responsible for reviewing and approving the performance objectives relevant to compensation, determining salary, bonus and other incentive-based compensation, and approving equity-based compensation for executive officers. The Compensation Committee may delegate its authority to others so long as it is acting within the scope of the powers and responsibilities delegated to it by the Board of Directors. The objectives of the Compensation Committee are to correlate executive officer compensation with our business objectives and financial performance, and to enable us to attract, retain and reward executive officers who contribute to the long-term success of the Company. The Compensation Committee seeks to reward executive officers in a manner consistent with our annual and long-term performance goals, and to recognize individual initiative and achievement among executive officers.

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

In selecting or recommending nominees for election to the Board of Directors, the Corporate Governance and Nominating Committee conducts inquiries into the background and qualifications of any potential nominees, including, but not limited to, professional experience, viewpoint, age, education, skills (such as understanding of manufacturing, technology, finance and marketing) and international background. The Corporate Governance and Nominating Committee recognizes the value of cultivating a Board of Directors with a diversity of backgrounds and experiences for a more balanced and wide-ranging discussions in the boardroom, which we believe enhances the decision-making process. Our stockholders also recognize the value of having diverse representation and a variety of viewpoints on the Company’s Board of Directors.

The Corporate Governance and Nominating Committee may engage consultants or third-party search firms to assist in identifying and evaluating potential nominees. The same criteria are used by the Corporate Governance and Nominating Committee to evaluate all candidates, whether he or she was recommended by a director, management or a stockholder. To recommend a prospective nominee for the Corporate Governance and Nominating Committee’s consideration, stockholders should submit the candidate’s name and qualifications to our Corporate Secretary in writing at the following address: DZS Inc., Attention: Corporate Secretary, 5700 Tennyson Parkway, Suite 400, Plano, Texas 75024. When submitting candidates for nomination to be elected at the annual meeting of stockholders, stockholders must also follow the notice procedures and provide the information required by our bylaws.

In evaluating the qualification of candidates for potential nomination to the Board of Directors, the Corporate Governance and Nominating Committee reviews the background and qualification of each candidate, engages in internal discussions, interviews with selected candidates and assesses such candidate’s potential to make positive contributions that are responsive to the needs of DZS. In addition, the Corporate Governance and Nominating Committee is committed to consideration of qualified directors of diverse gender, race, age, color, religion, national origin, sexual orientation, genetic information, marital status, disability or covered veterans’ status. There is no specific criteria or minimum qualifications that a nominee must possess; our Corporate Governance and Nominating Committee reviews each candidate in the context of the current and anticipated needs of the Board of Directors and our business at a particular point in time. As a result, the priorities and emphasis of the Corporate Governance and Nominating Committee and of the Board of Directors may change from time to time to take into account changes in business and other trends, and the portfolio of skills and experience of current and prospective Board of Directors members. Therefore, while the Corporate Governance and Nominating Committee is focused on the achievement and the ability of potential nominees to make a positive contribution with respect to such factors, it has not established any specific minimum criteria or qualifications that a nominee must possess. Upon the identification of a qualified candidate, the Corporate Governance and Nominating Committee would select, or recommend for consideration by the full Board of Directors, such candidate as a nominee for election to the Board of Directors.

Strategy Committee

The Strategy Committee assists and advises in the strategic planning process for the Company and in developing long-term strategic plans for the Company. The Strategy Committee also evaluates strategic actions, including strategic investments, acquisitions, divestitures, financing strategies and assesses such actions for strategic alignment and short and long-term impact on the Company’s objectives and stockholder value, among other things. The Strategy Committee reviews the Company’s performance and progress with respect to the execution of its strategies and related impacts on the Company’s objectives and stockholder value.

Director Attendance at Board Meetings and Annual Meetings of Stockholders

During the fiscal year ended December 31, 2023, the Board of Directors of DZS held 14 meetings. Each director attended or participated in at least 75% of the meetings of the Board of Directors and the total number of meetings held by all committees of the Board of Directors on which he/she served, in each case during the period for which he/she was a director or a committee member. In addition to meetings, the Board of Directors and its committees sometimes took action by unanimous written consent in lieu of a meeting, which is permitted under Delaware corporate law.

We endeavor to schedule our annual meeting of stockholders at a time and date to maximize attendance by directors taking into account the directors’ schedules. Three of our directors attended last year’s annual meeting of stockholders.

Board of Directors’ Role in Risk Oversight

The Board of Directors has an active role, as a whole and also at the committee level, in overseeing management of the Company’s risks. The Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. The Audit Committee oversees management of financial risks and discusses our policies with respect to risk assessment and risk management. The Corporate Governance and Nominating Committee manages risks associated with the independence of the Board of Directors and potential conflicts of interest. The Strategy Committee is responsible for overseeing the Company’s business strategy and make recommendations to the Board on the Company’s strategic direction and objectives.

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

Communications with the Board of Directors

Any stockholder wishing to communicate with any of our directors regarding corporate matters may write to the director, c/o Corporate Secretary, DZS Inc., 5700 Tennyson Parkway, Suite 400, Plano, Texas 75024. The Corporate Secretary will forward these communications directly to the director(s). However, certain correspondence such as spam, junk mail, mass mailings, product complaints or inquiries, job inquiries, surveys, business solicitations or advertisements, or patently offensive or otherwise inappropriate material may be forwarded elsewhere within the Company for review and possible response.

Insider Trading Policy; No Hedging or Pledging

Directors, officers (including our NEOs) and employees must comply with our Insider Trading Policy and may not engage in any transaction in our securities without first obtaining pre-clearance of the transaction from our Chief Legal Officer. We believe this plan is reasonably designed to promote compliance with the insider trading laws, rules and regulations, as well as the Nasdaq listing standards. No director, executive officer or other employee is permitted to (i) engage in short sales, transactions in put options, call options or other derivative securities on an exchange or in any other organized market, or in any other inherently speculative transactions with respect to our stock, (ii) transact through mechanisms that hedge against our securities, or (iii) hold our securities in a margin account or otherwise pledging our securities as collateral for a loan. These provisions are part of our overall program to prevent any of our directors, officers or employees from trading on material non-public information.

Code of Ethics

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

Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, officers, and greater than 10% shareholders to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% shareholders were complied with during the fiscal year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

As a smaller reporting company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The following disclosure concerns the compensation arrangements of our current named executive officers for the fiscal years ended December 31, 2023 and 2022.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

Our compensation and benefits programs are designed to reward and retain employees, including our named executive officers (“NEOs”) in a manner that best aligns employees’ interests and stockholders’ interests. We accomplish this goal by a combination of cash compensation, including a base salary and performance bonuses, and equity awards, which create significant upside potential for strong performance, as well as downside exposure for underperformance. NEOs with greater responsibilities and ability to directly impact our long-term results have a greater participation in these equity awards, and therefore have more risk based on the achievement of the Company’s goals and results.

The following discussion describes and analyzes our compensation objectives and policies as well as the material components of our compensation program for our NEOs during 2023. Our NEO’s for 2023 were:

•
Charles D. Vogt, President and Chief Executive Officer
•
Justin K. Ferguson, Chief Legal Officer
•
Deok Yeon Won, Chief Operating Officer, Asia

Compensation Philosophy

We strive to find the best talent, resources and infrastructure to serve our customers and key stakeholders, and execute on our strategy as a global provider of access and optical networking infrastructure and cloud software solutions. Our goal is to attract and retain highly qualified executives to manage and oversee each of our business functions. We seek out individuals who we believe will be able to contribute to our business, long-term success, culture, principles and values and who will promote the long-term interests and growth of our Company. Our compensation philosophy is intended to create a high-performance, outcome-driven and principled culture by holding leaders accountable for delivering results. In addition, we believe that our compensation policies and programs are appropriately balanced, reinforcing both short-term and long-term results, and as such they do not incentivize behavior that could have a material adverse effect on the Company. Our executive compensation program is designed to be market competitive, emphasize pay for performance, share risks and rewards with our stockholders, and reflect our principles and values.

Our executive compensation program includes the following components:

•
base salary;
•
incentive-based cash compensation;
•
grants of long-term equity awards; and
•
health, welfare and retirement benefits.

Role of Our Compensation Committee

Our Compensation Committee approves our executive compensation and all of our executive benefit plans and policies. The Compensation Committee is appointed by the Board of Directors and consists entirely of directors who are non-employee directors for purposes of Rule 16b-3 of the Exchange Act. In 2023, our Compensation Committee approved the compensation for all of our NEOs. Our Chief Executive Officer assesses NEO individual performance and compensation, excluding his own performance and compensation, each year and makes recommendations regarding each element of NEO compensation to the Compensation Committee. The Compensation Committee evaluates the performance of the Chief Executive Officer and determines and approves his compensation based on such evaluation. The Compensation Committee also has oversight over compensation of senior management and the effectiveness of our executive compensation and benefits programs.

Competitive Market Review

Our Compensation Committee determines compensation for our NEOs in large part based upon its assessment of competitive market data and individual executive roles and responsibilities to pursue our short and long-term strategy. In setting executive compensation for 2024, our Compensation Committee engaged Aon to review our NEOs’ compensation, as well as the mix of elements used to compensate our NEOs, and compared that to a peer group and survey data from global technology companies with revenues of $200 million to $500 million. The Compensation Committee determined that Aon is independent and that there is no conflict of interest in retaining their services. Based on its review, the Compensation Committee concluded that our executive compensation program is consistent with market practices.

Peer Group

The criteria for determining the peer group in the Aon report consisted of comparable companies within the communications equipment industry, and with revenue between $100 million and $1.0 billion and market capitalizations between $150 million and $1.7 billion. Our 2024 peer group consisted of the following companies:

•
Adtran Inc.;
•
Applied Optoelectroncis Inc.;
•
Aviat Networks, Inc.;
•
Calix, Inc.;
•
Casa Systems, Inc.;
•
Digi International Inc.;
•
Extreme Networks Inc.;
•
Harmonic Inc.;
•
Infinera Corp.;
•
Inseego;
•
KVH Industries;
•
Lantronix;
•
NetScout Systems;
•
NetGear;
•
Optical Cable;
•
PCTel
•
Ribbon Communications, Inc.; and
•
Viavi Solutions.

Base Salary

Base salaries for our NEOs are established based on the scope of their responsibilities, individual contribution, prior experience, sustained performance and anticipated level of difficulty of replacing the employee with someone of comparable experience and skill. Decisions regarding salary increases take into account the executive’s current salary and the amounts paid to the NEOs’ peers outside the Company. In addition to considering the competitive pay practices of our peer group of companies, we also consider the amounts paid to a NEO’s peers internally by conducting an internal pay equity analysis which compares the pay of each NEO to other members of the management team. Base salaries are reviewed periodically, but are not automatically increased if the Compensation Committee believes that other elements of compensation are more appropriate in light of our stated objectives. This strategy is consistent with our intent of offering compensation that is contingent on the achievement of performance objectives.

As of December 31, 2023, the base salaries for our named executive officers were as follows: Charles D. Vogt $600,000, Justin K. Ferguson $325,000, and Deok Yeon Won $300,000.

Annual Bonus Plan

Mr. Vogt, Mr. Ferguson, and Mr. Won are eligible to participate in a DZS annual bonus program, to be earned and paid quarterly. The Compensation Committee evaluates and approves bonus payments, if any, on a quarterly basis by reviewing the Company’s overall results against the annual budget as approved by the Board of Directors with respect to various financial metrics as well as individual key performance goals. As of December 31, 2023, Mr. Vogt’s target quarterly bonus is $150,000, Mr. Ferguson’s target quarterly bonus is $40,625, and Mr. Won’s target quarterly bonus is $75,000. For 2023, the Compensation Committee determined that the financial metrics under the annual bonus program would be based on two metrics – 50% weighted on the Company’s revenue and 50% weighted on the Company’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”).

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

Following completion of each quarter, the Compensation Committee determined the quarterly cash bonus payout for each executive officer. Such payout was calculated by multiplying the aggregate percentage achievement of the two financial metrics for each quarter by the bonus target for each such executive officer, subject to any adjustments determined appropriate by the Compensation Committee as described below. Any achievement for an applicable quarter in excess of 100% is not paid out until the end of the year.

The performance targets relating to the Company’s revenues and Adjusted EBITDA under the annual bonus plan for each of the executive officers, as well as the actual results of these financial measurements for 2023, were as follows:

	ANNUAL BONUS PLAN
	Target Bonus Metrics (in millions USD)
	Company Payout Performance Metric	Minimum	Target	Maximum	'23	Calculated
		25%	100%	200%	Results	Payout	Weighting
First Quarter 2023	Revenues	86.4	96.0	108.0	69.8	0%	12.5%
	Adjusted EBITDA	-	0.1	4.1	(11.3)	0%	12.5%
Second Quarter 2023	Revenues	91.0	101.2	113.8	60.3	0%	12.5%
	Adjusted EBITDA	-	1.3	5.2	(14.9)	0%	12.5%
Third Quarter 2023	Revenues	97.0	107.8	121.3	49.4	0%	12.5%
	Adjusted EBITDA	8.0	11.9	17.3	(20.6)	0%	12.5%
Fourth Quarter 2023	Revenues	103.9	115.4	129.9	64.9	0%	12.5%
	Adjusted EBITDA	12.5	16.9	23.0	(25.1)	0%	12.5%
Total Year 2023	Revenues	378.4	420.4	473.0	244.5	0%	50.0%
	Adjusted EBITDA	20.5	30.1	49.7	(72.0)	0%	50.0%
	Total Weighted Payout :					0%

As the Company's performance underachieved its revenue and Adjusted EBITDA targets, no amounts were paid under the annual bonus plan during 2023.

Equity Awards

To reward and retain employees in a manner that best aligns employees’ interests with stockholders’ interests, we use restricted stock units (“RSUs”) and stock options as the primary incentive vehicle for long-term compensation opportunities. All of the equity awards incrementally vest over a period of years, in order to promote employee retention and focus on long-range goals. The Compensation Committee does not target specific percentiles for long-term incentive awards for our NEOs and uses a number of factors in establishing the long-term incentive award levels for each individual, including a review of each individual’s accumulated vested and unvested awards, the current and potential realizable value over time using stock appreciation assumptions, vesting schedules, comparison of individual awards between executives and in relation to other compensation elements, market data, shareholder dilution and accounting expense. Should we perform well against our long-term goals, the long-term equity incentive awards will become a significant portion of the total compensation of each NEO. For more information on the 2023 long-term equity grants. During fiscal year 2023, no equity awards were granted to NEOs.

We do not have any program, plan, or practice to time equity grants to take advantage of the release of material information.

Stockholder Advisory Vote on Executive Compensation

We hold an advisory, non-binding stockholder vote on executive compensation every three years. At our 2023 Annual Meeting of Stockholders, our stockholders voted to approve the compensation of our NEOs, with approval of 56.91% of the votes cast. The Compensation Committee intends to continue to take into consideration the outcome of our stockholders’ advisory “say-on-pay” votes along with market practices and the recommendations of its executive compensation advisor when making future compensation decisions for the NEOs. We also regularly engage in discussions with our largest institutional shareholders and solicit feedback on executive compensation as well as other areas.

Health and Welfare Benefits

Our NEOs are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and disability insurance, generally on the same basis as other employees. We believe that these health and welfare benefits help ensure that the Company has a productive and focused workforce.

Other Benefits

We provide our NEOs with other benefits when it is appropriate or necessary to incentivize them to join the Company or to retain them.

Compensation Risk Assessment

The Compensation Committee reviews the risks arising from our compensation policies and practices applicable to our NEOs and evaluates the policies and practices that could mitigate any such risk. Based on these reviews, the Compensation Committee does not believe that our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on our Company.

Tax And Accounting Considerations

Section 280G of the Internal Revenue Code

Section 280G of the Internal Revenue Code disallows a tax deduction for “excess parachute payments” and Section 4999 of the Code imposes a 20% excise tax on any person who receives excess parachute payments. Our NEOs are not eligible to receive any tax gross-up payments in the event any payments made or that may be made to them become subject to this excise tax. The Compensation Committee will take into account the implications of Section 280G in determining potential payments to be made to our executives in connection with a change in control. Nevertheless, to the extent that certain payments upon a change in control are classified as excess parachute payments, such payments may not be deductible under Section 280G.

Section 409A of the Internal Revenue Code

Section 409A of the Internal Revenue Code, which governs the form and timing of payment of deferred compensation, imposes a 20% tax and an interest penalty on the recipient of deferred compensation that is subject to but does not comply with Section 409A. As a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our employees and other service providers, including our NEOs, so that they are either exempt from, or satisfy the requirements of, Section 409A of the Code. The Compensation Committee will take into account the implications of Section 409A in determining the form and timing of compensation awarded to our executives and will strive to structure any nonqualified deferred compensation plans or arrangements to be exempt from or to comply with the requirements of Section 409A.

Section 162(m) of the Internal Revenue Code

Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for our CEO, our CFO, any employee who is one of the top three highest compensated executive officers for the tax year; or for any employee who was an NEO for any preceding taxable year beginning after December 31, 2016 referred to as “covered employees.” Further, since the enactment of tax reform legislation on December 22, 2017 (the “2017 Tax Reform Act”), “qualified performance-based compensation” is exempt from this $1 million limitation only if payable pursuant to a written binding contract in effect on November 2, 2017 (and that has not subsequently been materially modified). The Compensation Committee has not previously taken the deductibility limit imposed by Section 162(m) into consideration in setting compensation and as a result of the 2017 Tax Reform Act, a deduction for any compensation paid to our NEOs in excess of $1 million is disallowed.

Severance and Change in Control Benefits

We have employment, severance, change of control or release agreements with certain of the NEOs, as described below.

Employment Agreement with Charles D. Vogt

On July 30, 2020, the Company announced the appointment of Charles D. Vogt as the Company’s President and Chief Executive Officer, effective August 1, 2020. In connection with his appointment, Mr. Vogt entered into an employment agreement with the Company (such agreement, as subsequently amended, the “Vogt Employment Agreement”) that is discussed in greater detail below. The Vogt Employment Agreement provides that Mr. Vogt will have an annual base salary of $600,000, which will be reviewed on at least an annual basis by the Board of Directors or the Compensation Committee. Mr. Vogt will be eligible to participate in a performance-based annual bonus program approved by the Board of Directors, pursuant to which bonuses will be earned and paid, if at all, in equal quarterly installments. Mr. Vogt’s initial target quarterly bonus is $150,000, provided that Mr. Vogt’s actual bonus for each of the first four quarters following his commencement of employment (commencing with the quarter ending September 30, 2020) will be no less than $125,000, subject to his continued employment through the end of each applicable quarter. Mr. Vogt is also eligible to participate in all health benefits, insurance programs, pension and retirement plans and other employee benefit and compensation arrangements generally available to the Company’s other officers.

In connection with his appointment, the Board of Directors granted to Mr. Vogt: (i) an option to purchase 370,370 shares of the Company’s common stock (the “Special Option”), (ii) an option to purchase 148,148 shares of the Company’s common stock (the “Initial Option”), and (iii) an award of 44,444 restricted stock units (the “Initial RSUs”). The Special Option and the Initial Option have a ten-year term and an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant. The Special Option vested on the third anniversary of Mr. Vogt’s commencement of employment, and the Initial Option vested with respect to 33% of the shares underlying the Initial Option on the first anniversary of Mr. Vogt’s commencement of employment, and the remainder vested ratably over 24 months thereafter. The Initial RSUs vest in three annual installments on June 10, 2021, 2022 and 2023. Vesting of the equity awards was immediately accelerated if, following a change in control, Mr. Vogt resigns for “good reason” (as defined below) or his employment is terminated by the Company for any reason other than by reason of death, disability or “cause” (as defined below). Future equity grants will be made at the discretion of the Board of Directors.

Under the Vogt Employment Agreement, Mr. Vogt will receive certain compensation in the event that he resigns for “good reason” or his employment is terminated by the Company for any reason other than by reason of death, disability or “cause” (each, a “Qualifying Termination”). In the event Mr. Vogt’s employment is terminated by reason of a Qualifying Termination, Mr. Vogt will be entitled to receive (i) his base salary through the date of termination, reimbursable business expenses in accordance with company policies, and any accrued, vested benefits, in each case to the extent not previously paid and (ii) a lump-sum payment equal to Mr. Vogt’s annual salary as in effect immediately prior to the date of termination. In addition, all unvested equity awards shall immediately vest (with the exception that the Special Option shall only vest if such termination occurs within twelve months of a change in control).

Employment Agreement with Justin K. Ferguson

On September 28, 2020, the Company announced the appointment of Justin K. Ferguson as the Company’s Chief Legal Officer, effective September 28, 2020. In connection with his appointment, Mr. Ferguson entered into an employment agreement with the Company (the “Ferguson Employment Agreement”) that is discussed in greater detail below. The Ferguson Employment Agreement provides that Mr. Ferguson will have an initial annual base salary of $300,000. The base salary will be reviewed on at least an annual basis by the Board of Directors or the Compensation Committee. Mr. Ferguson will be eligible to participate in a performance-based annual bonus program approved by the Board of Directors, pursuant to which bonuses will be earned and paid, if at all, in equal quarterly installments. Mr. Ferguson’s initial target annual bonus is $37,500 per quarter. Mr. Ferguson is eligible to participate in all health benefits, insurance programs, pension and retirement plans and other employee benefit and compensation arrangements generally available to the Company’s other officers, including a cell phone allowance. Mr. Ferguson’s base salary was increased to $325,000 effective January 1, 2022.

In connection with his appointment, the Board of Directors granted Mr. Ferguson stock options to purchase 37,500 shares of the Company’s common stock and 37,500 restricted stock units under the Company’s equity plan. Such options, which have a ten-year term and an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant, vested over a three-year period, with 33% vesting on the first anniversary of Mr. Ferguson’s commencement of employment and the remainder vesting ratably over 24 months thereafter. The restricted stock units vested in three equal installments on June 10, 2021, 2022 and 2023. Vesting of the equity awards was immediately accelerated if Mr. Ferguson resigns for “good reason” (as defined below) or his employment is terminated by the Company for any reason other than by reason of death, disability or “cause” (as defined below).

Under the Ferguson Employment Agreement, Mr. Ferguson will receive certain compensation in the event that he resigns for “good reason” or his employment is terminated by the Company for any reason other than by reason of death, disability or “cause” (each, a “Qualifying Termination”). In the event Mr. Ferguson’s employment is terminated by reason of a Qualifying Termination, Mr. Ferguson will be entitled to receive (i) his base salary through the date of termination, reimbursable business expenses in accordance with company policies, and any accrued, vested benefits, in each case to the extent not previously paid, (ii) a lump-sum payment equal to Mr. Ferguson’s annual salary as in effect immediately prior to the date of termination and (iii) Mr. Ferguson’s bonus for the quarter in which the termination occurs based on actual Company performance. Vesting of the equity awards will be immediately accelerated if Mr. Ferguson resigns for “good reason” (as defined below) or his employment is terminated by the Company for any reason other than by reason of death, disability or “cause” (as defined below). Future equity grants will be made at the discretion of the Board of Directors.

Employment Agreement with Deok Yeon Won

On August 21, 2023, the Company entered into an employment agreement with Deok Yeon Won (the "Won Employment Agreement") as the Company’s Chief Operating Officer, Asia. Mr. Won has been with the Company since 2016 and previously held the position of Chief Customer Officer, Asia and Chief Product Officer. Under the terms of the Won Employment Agreement, Mr. Won receives a base salary of $300,000. The base salary will be reviewed on at least an annual basis by the Board of Directors or the Compensation Committee. Mr. Won will be eligible to participate in a performance-based annual bonus program approved by the Board of Directors, pursuant to which bonuses will be earned and paid, if at all, in equal quarterly installments. Mr. Won’s initial target annual bonus is $75,000 per quarter. Mr. Won is eligible to participate in all health benefits, insurance programs, pension and retirement plans and other employee benefit and compensation arrangements generally available to the Company’s other officers, including a cell phone allowance.

Under the Won Employment Agreement, Mr. Won will receive certain compensation in the event that he resigns for “good reason” or his employment is terminated by the Company for any reason other than by reason of death, disability or “cause” (each, a “Qualifying Termination”). In the event Mr. Won’s employment is terminated by reason of a Qualifying Termination, Mr. Won will be entitled to receive (i) his base salary through the date of termination, reimbursable business expenses in accordance with company policies, and any accrued, vested benefits, in each case to the extent not previously paid, (ii) payment equal to six months of Mr. Won’s annual salary as in effect immediately prior to the date of termination, and (iii) Mr. Won’s bonus for the quarter in which the termination occurs based on actual Company performance. Vesting of the equity awards will be immediately accelerated if Mr. Won resigns for “good reason” (as defined below) or his employment is terminated by the Company for any reason other than by reason of death, disability or “cause” (as defined below). The Severance Payment will be made, at the sole discretion of the Company, by lump sum payment or over a six-month period in accordance with the Company's standard payroll practice. Future equity grants will be made at the discretion of the Board of Directors.

Defined Terms in Employment Agreements

For purposes of the employment agreements described above, “cause” is generally defined to include: (1) the executive’s willful or continued failure to substantially perform his or her duties with the Company, or any failure to carry out, or comply with, in any material respect any lawful and reasonable directive of the Board of Directors (or, with respect to Mr. Ferguson, or Mr. Won, the Chief Executive Officer) consistent with the terms of his or her employment agreement, which failure continues for 15 days following the executive’s receipt of written notice from the Board of Directors, (2) the executive’s conviction of, guilty plea to, or entry of a nolo contendere plea to a felony or a crime of moral turpitude or commission of an act of fraud, embezzlement or misappropriation against us, (3) the executive’s willful or reckless misconduct that has caused or is reasonably likely to cause demonstrable and material financial injury to the Company, or (4) the executive’s willful and material breach of his or her employment agreement (with respect to Mr. Ferguson or Mr. Won), which breach remains uncured for 15 days following his or her receipt of written notice by the Board of Directors or the Chief Executive Officer.

For purposes of the employment agreements, “good reason” is generally defined to include the occurrence of any of the following events without his or her consent: (1) a material diminution in the executive’s base compensation, (2) a material diminution in the executive’s authority, duties or responsibilities, (3) a material change in the geographic location at which the executive must perform his or her duties, or (4) any other action or inaction that constitutes a material breach by the Company of its obligations under the employment agreement.

2023 SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned during the years ended December 31, 2023 and 2022 for our “named executive officers.”

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Non qualified Deferred Compensation on Earnings ($)	All Other Compensation ($) (5)	Total ($)
Charles D. Vogt	2023	600,000	-	-	-	-	-	36,227	636,227
President & CEO	2022	600,000	80,000	3,520,008	-	450,000	-	52,521	4,702,529
Justin K. Ferguson	2023	325,000	-	-	-	-	-	33,417	358,417
CLO & Corporate Secretary	2022	325,000	24,000	895,997	-	121,875	-	33,332	1,400,204
Deok Yeon Won	2023	396,979	-	-	-	-	-	73,249	470,228
Chief Operating Officer, Asia	2022	410,528	-	479,100	-	100,195	-	74,086	1,063,909

(1) Represents the actual base salary payments made to the NEOs. See the employment agreements discussion above for further information.

(2) Represents discretionary performance bonuses paid to the NEOs. For 2022, these amounts include $80,000 and $24,000 ASSIA transaction close recognition bonuses paid to Charles Vogt and Justin Ferguson, respectively. There were no discretionary bonuses paid to the NEOs during 2023.

(3) Represents the grant date fair value of the stock and option awards granted during the applicable fiscal year to our named executive officers, calculated in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions used in the calculation of these amounts, refer to Part II - Item 8. Financial Statements - Note 9. Justin Ferguson, was provided an opportunity to exchange two stock options granted in 2021 under 2017 Incentive Award Plan for one restricted stock unit with the vesting period equal the remaining vesting period for options as of the exchange date. As a result of the transaction, a total of 10,000 stock options granted to the aforementioned NEO were cancelled and 5,000 restricted stock units were granted in exchange. The Company accounted for the exchange as a modification of share-based payments. No incremental expense was recorded in conjunction with the modification. Since restricted stock units issued represented an exchange transaction and not a new grant, these awards were not included into the Summary Compensation Table.

(4) Represents compensation earned as a performance-based incentive bonus, pursuant to the DZS Annual Bonus Plan.

(5) Represents the incremental cost to the Company of providing certain perquisites and other personal benefits. For 2023, these amounts include:

	Company Contributions to 401(k) Plan	Medical and Other Insurance	Corporate Car	Other
Charles D. Vogt	15,000	21,227	-	-
Justin K. Ferguson	7,557	25,860	-	-
Deok Yeon Won	35,619	22,480	11,950	3,200

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2023

The following table lists all outstanding equity awards held by our NEOs as of December 31, 2023.

	Option Awards (1)						Stock Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Charles D. Vogt	518,518	(2)	—	—	10.11		—	—	200,252	(3)	394,496
Justin K. Ferguson	37,500	(4)	—	—	9.52		—	—	47,564	(5)	93,701
Deok Yeon Won	1,250	(6)	—	—	4.75		—	—	27,500	(8)	54,175
Deok Yeon Won	16,676	(7)	—	—	9.63		—	—	—		—

(1) The vesting of the stock and option awards held by our named executive officers may accelerate under certain circumstances as described below under “Potential Payments Upon Termination.”

(2) Option to purchase 370,370 shares of the Company’s common stock (the “Special Option”) and an option to purchase 148,148 shares of the Company’s common stock (the “Initial Option”). The Special Option vested on the third anniversary of Mr. Vogt’s commencement of employment, and the Initial Option vested with respect to 33% of the shares underlying the Initial Option on the first anniversary of Mr. Vogt’s commencement of employment, and the remainder vested ratably over 24 months thereafter.

(3) Restricted stock units that vest in equal installments on the following dates:

- July 1, 2021 grant vests on July 1, 2022, 2023 and 2024

- July 1, 2022 grant vests on July 1, 2023, 2024 and 2025

(4) Option to purchase 37,500 shares of the Company’s common stock. Thirty-three percent (33%) of the options vested on September 28, 2021 and the remainder vested in twenty-four (24) equal monthly installments thereafter.

(5) Restricted stock units that vest in equal installments on the following dates:

- July 1, 2021 grant vests on July 1, 2022, 2023, 2024, and 2025

- October 1, 2021 grant vests on October 1, 2022, 2023, and 2024

- July 1, 2022 grant vests on July 1, 2023, 2024 and 2025

- July 1, 2022 grant vests on June 30, 2023 and 2024 (this grant was issued in conjunction with the stock options to RSUs exchange discussed above)

(6) Option to purchase 1,250 shares of the Company’s common stock. Thirty-three percent (33%) of the options vested on January 11, 2017 and the remainder vested in twenty-four (24) equal monthly installments thereafter.

(7) Option to purchase 16,676 shares of the Company’s common stock. Thirty-three percent (33%) of the options vested on August 9, 2018 and the remainder vested in twenty-four (24) equal monthly installments thereafter.

(8) Restricted stock units that vest in equal installments on the following dates:

- July 1, 2021 grant vests on July 1, 2022, 2023, 2024, and 2025

- July 1, 2022 grant vests on July 1, 2023, 2024, and 2025

POTENTIAL PAYMENTS UPON TERMINATION, CHANGE IN CONTROL OR CORPORATE TRANSACTION

The following table shows the estimated value of the aggregate payments and benefits that would be paid to each NEO assuming an involuntary separation of service for other than cause effective as of the last day of fiscal 2023.

Name	Salary and Bonus Payment	Equity Awards Acceleration (1)
Charles D. Vogt	600,000	394,496
Justin K. Ferguson	325,000	93,701
Deok Yeon Won	150,000	54,175

(1) Represents fair value of stock and option awards as of the last day of fiscal 2023 that would be realized upon acceleration. The fair value was computed in accordance with the methodology used for financial reporting purposes.

The following table shows the estimated value of the aggregate payments and benefits that would be paid to each NEO assuming a termination upon a change in control effective as of the last day of fiscal 2023.

Name	Salary and Bonus Payment	Equity Awards Acceleration (1)
Charles D. Vogt	600,000	394,496
Justin K. Ferguson	325,000	93,701
Deok Yeon Won	-	-

(1) Represents fair value of stock and option awards as of the last day of fiscal 2023 that would be realized upon acceleration. The fair value was computed in accordance with the methodology used for financial reporting purposes.

PAY VERSUS PERFORMANCE

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K, the following disclosure (the “Pay Versus Performance Disclosure”) describes the relationship between executive compensation and the Company’s performance with respect to select financial measures. For a complete description regarding the Company’s compensation program, please see “Compensation Discussion and Analysis.”

Year (1)	Summary Compensation Table Total for PEO (Charles D. Vogt) (2)	Compensation Actually Paid to PEO (Charles D. Vogt) (3)	Average Summary Compensation Table Total for Non-PEO NEOs (2)	Average Compensation Actually Paid to Non-PEO NEOs (3)	Total Shareholder Return (4)	Peer Group Total Shareholder Return (5)	Net Loss (in thousands)	Revenue (in thousands)	Adjusted EBITDA (in thousands) (6)
2023	636,227	(3,164,355)	414,323	(1,065,757)	12.73	87.97	(135,218)	244,541	(72,001)
2022	4,702,529	2,437,283	1,242,294	860,265	143.12	95.61	(41,270)	357,528	(7,696)
2021	5,308,073	4,929,066	2,117,939	1,223,767	183.07	127.87	(34,683)	350,206	10,605

(1) The Company’s Principal Executive Officer (“PEO”) and Non-PEO NEOs for the applicable years were as follows:

2023: Charles D. Vogt served as the Company's PEO for the entirety of 2023. Non-PEO NEOs included Justin K. Ferguson and Deok Yeon Won.

2022: Charles D. Vogt served as the Company’s PEO for the entirety of 2022. Non-PEO NEOs included Misty Kawecki, Justin K. Ferguson, Miguel Alonso, and Norman L. Foust.

2021: Charles D. Vogt served as the Company’s PEO for the entirety of 2021. Non-PEO NEOs included Misty Kawecki, Thomas Cancro, and Justin K. Ferguson. Misty Kawecki served as the Company's CFO starting her appointment effective July 29, 2021. Thomas Cancro served as the Company's CFO until then.

(2) Amounts reported in this column represent (i) the total compensation reported in the Summary Compensation Table for the applicable year for the PEOs, and (ii) the average of the total compensation reported in the Summary Compensation Table for the applicable year for the Company’s Non-PEO NEOs. Since Mr. Cancro did not receive any equity-based awards in 2020, the stock awards compensation included into 2020 average. Since Mr. Cancro and Ms. Kawecki both served as the Company's CFO at certain period of time in 2021, we considered their compensation as one for the purposes of average compensation calculation.

(3) To calculate compensation actually paid, adjustments were made to the amounts reported in the Summary Compensation Table for the applicable year. A reconciliation of the adjustments is set forth following the footnotes to this table.

(4) Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 31, 2019. Historic stock price performance is not necessarily indicative of future stock price performance.

(5) The Total Shareholder Return (“TSR”) Peer Group consists of the Nasdaq Telecommunications (IXTC), an independently prepared index that includes companies in the telecommunication industry.

(6) We define Adjusted EBITDA as net income (loss) plus (i) interest expense, net, (ii) other income and expense, (iii) provision (benefit) for taxes, (iv) depreciation and amortization, (v) stock-based compensation, and (vi) the impact of material transactions or events that we believe are not indicative of our core operating performance, such as acquisition costs, impairment of goodwill, intangibles or long-lived assets, loss on debt extinguishment, legal costs related to certain litigation, restatement related costs, restructuring and other charges, including termination related benefits, headquarters and facilities relocation, executive transition, and provision for credit losses primarily related to a large customer in India, any of which may or may not be recurring in nature.

The following table summarizes adjustments used to calculate compensation actually paid to PEOs.

	2023	2022	2021
	Charles D. Vogt	Charles D. Vogt	Charles D. Vogt
Total Compensation as reported in Summary Compensation Table (a)	$5,308,073	$4,702,529	$5,308,073
- Grant Date Fair Value of Stock and Option Awards Granted in Fiscal Year (b)	-	(3,520,008)	(4,180,000)
+ Fair Value at Fiscal Year-End of Outstanding and Unvested Stock and Option Awards Granted in Fiscal Year (c)	-	2,773,966	3,244,000
+ Change in Fair Value of Outstanding and Unvested Stock and Option Awards Granted in Prior Fiscal Years (d)	(7,058,170)	(1,479,931)	347,470
+ Fair Value at Vesting of Stock and Option Awards Granted in Fiscal Year that Vested During Fiscal Year (e)	-	-	-
+ Change in Fair Value as of Vesting Date of Stock and Option Awards Granted in Prior years that Vested During Fiscal Year (f)	(1,414,258)	(39,273)	209,523
- Fair Value as of Prior Fiscal Year-End of Stock and Option Awards Granted in Prior Fiscal Years that Failed to Meet Applicable Vesting Conditions During Fiscal Year (g)	-	-	-
Compensation Actually Paid	$(3,164,355)	$2,437,283	$4,929,066

The following table summarizes adjustments used to calculate compensation actually paid to Non-PEO NEOs. See footnote 1 above for the Non-PEO NEOs included in the average for each year.

	2023	2022	2021
Total Compensation as reported in Summary Compensation Table (a)	$414,323	$1,242,294	$414,323
- Grant Date Fair Value of Stock and Option Awards Granted in Fiscal Year (b)	-	(826,850)	(1,526,579)
+ Fair Value at Fiscal Year-End of Outstanding and Unvested Stock and Option Awards Granted in Fiscal Year (c)	-	662,470	1,104,827
+ Change in Fair Value of Outstanding and Unvested Stock and Option Awards Granted in Prior Fiscal Years (d)	(1,413,973)	(194,413)	30,902
+ Fair Value at Vesting of Stock and Option Awards Granted in Fiscal Year that Vested During Fiscal Year (e)	-	-	-
+ Change in Fair Value as of Vesting Date of Stock and Option Awards Granted in Prior years that Vested During Fiscal Year (f)	(66,107)	(23,236)	1,369
- Fair Value as of Prior Fiscal Year-End of Stock and Option Awards Granted in Prior Fiscal Years that Failed to Meet Applicable Vesting Conditions During Fiscal Year (g)	-	-	(504,691)
Compensation Actually Paid	$(1,065,757)	$860,265	$(479,849)

(a) Represents Total Compensation as reported in the Summary Compensation Table for the indicated fiscal year. With respect to the Non-PEO NEOs, amounts shown represent averages.

(b) Represents the grant date fair value of the stock awards granted during the indicated fiscal year, computed in accordance with the methodology used for financial reporting purposes.

(c) Represents the fair value as of the indicated fiscal year-end of the outstanding and unvested stock awards granted during such fiscal year, computed in accordance with the methodology used for financial reporting purposes.

(d) Represents the change in fair value during the indicated fiscal year of each stock award that was granted in a prior fiscal year and that remained outstanding and unvested as of the last day of the indicated fiscal year, computed in accordance with the methodology used for financial reporting purposes.

(e) Represents the fair value at vesting of the stock awards that were granted and vested during the indicated fiscal year, computed in accordance with the methodology used for financial reporting purposes.

(f) Represents the change in fair value, measured from the prior fiscal year-end to the vesting date, of each stock award that was granted in a prior fiscal year and which vested during the indicated fiscal year, computed in accordance with the methodology used for financial reporting purposes

(g) Represents the fair value as of the last day of the prior fiscal year of the stock awards that were granted in a prior fiscal year and which failed to meet the applicable vesting conditions in the indicated fiscal year, computed in accordance with the methodology used for financial reporting purposes.

Description of Relationship Between PEO and Non-PEO NEO Compensation Actually Paid, Company TSR and Peer Group TSR

The following chart sets forth the relationship between Compensation Actually Paid to our PEOs, the average of Compensation Actually Paid to our Non-PEO NEOs, the Company’s cumulative TSR over the three most recently completed fiscal years, and the peer group TSR for the same period.

Description of Relationship Between PEO and Non-PEO NEO Compensation Actually Paid and Net Loss

The following chart sets forth the relationship between Compensation Actually Paid to our PEOs, the average of Compensation Actually Paid to our Non-PEO NEOs, and our net loss during the three most recently completed fiscal years.

Description of Relationship Between PEO and Non-PEO NEO Compensation Actually Paid and Revenue

The following chart sets forth the relationship between Compensation Actually Paid to our PEOs, the average of Compensation Actually Paid to our Non-PEO NEOs, and Revenue during the three most recently completed fiscal years.

Description of Relationship Between PEO and Non-PEO NEO Compensation Actually Paid and Adjusted EBITDA

The following chart sets forth the relationship between Compensation Actually Paid to our PEOs, the average of Compensation Actually Paid to our Non-PEO NEOs, and Adjusted EBITDA during the three most recently completed fiscal years.

Tabular List of Most Important Financial Performance Measures

The following table presents the financial performance measures that the Company considers to have been the most important in linking Compensation Actually Paid to our PEOs and our Non-PEO NEOs for 2023 Company performance. The measures in this table are not ranked.

Revenue
Adjusted EBITDA

DIRECTOR COMPENSATION

Charles D. Vogt, who also serves as an officer of the Company, does not receive any additional compensation for his service as a director.

Under our non-employee director compensation program, each non-employee director is entitled to receive an annual cash retainer of $35,000 (pro-rated for partial years) that is paid quarterly. Directors may elect to receive an equivalent amount of fully vested shares of our common stock in lieu of the annual cash retainer. To align the interests of directors with the long-term interests of stockholders, each non-employee director is also entitled to receive an annual equity grant in the form of restricted stock units. The restricted stock units are granted on the first trading day of each calendar year. The number of restricted stock units granted is determined by dividing $100,000 by the fair market value per share of our common stock on the date of grant. The annual equity grant of restricted stock units will vest in four equal installments at the end of each quarter over the course of one year following the grant date, assuming continued service as a director of the Company. In addition, (i) members of the Audit Committee receive an annual cash retainer of $15,000, (ii) members of the Compensation Committee receive an annual cash retainer of $10,000, (iii) members of the Nominating and Corporate Governance Committee and Strategy Committee receive an annual cash retainer of $5,000, (iv) the chairman of the Board is entitled to receive an annual cash retainer of $10,000, and (v) the chairs of the Audit Committee, the Compensation Committee, the Corporate Governance and Nominating Committee and the Strategy Committee are each entitled to receive an annual cash retainer of $5,000. All cash retainers are paid quarterly for continued service on the committees. Non-employee directors are also entitled to reimbursement of reasonable out-of-pocket expenses incurred attending Board and committee meetings, and in connection with Board related activities.

The following table sets forth the compensation earned during the year ended December 31, 2023 by each of our non-employee directors.

Name (1)		Fees Earned or Paid in Cash ($)	Stock Awards ($) (3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Min Woo Nam	(2)	37,500	49,985	-	-	-	-	87,485
Matt W. Bross	(1)	60,000	99,995	-	-	-	-	159,995
Barbara Carbone	(1)	65,000	99,995	-	-	-	-	164,995
Joon Kyung Kim	(1)	72,500	99,995	-	-	-	-	172,495
David Schopp	(1)	65,000	99,995	-	-	-	-	164,995
Choon Yul Yoo	(1)	35,000	99,995	-	-	-	-	134,995

(1) As of December 31, 2023, there were no stock options or unvested stock awards held by these members of the board of directors

(2) Mr. Nam resigned from the Board effective September 15, 2023. Upon resigning, all unvested outstanding equity awards were cancelled.

(3) This column represents the grant date fair value of the equity awards granted in 2023 to the non-employee directors, as calculated in accordance with ASC Topic 718. For these awards, the grant date fair value is calculated using the closing price of our common stock on the grant date as if these awards were vested and issued on the grant date. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions used in the calculation of these amounts, refer to Part II - Item 8. Financial Statements - Note 9.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding ownership of our common stock on July 22, 2024 by (i) each person or entity, including any “group” as that term is used in Section 13(d)(3) of the Exchange Act, who or which was known to the Company to be the beneficial owner of more than 5% of the issued and outstanding common stock, (ii) the directors and director nominees of the Company, (iii) the executive officers of the Company named in the Summary Compensation Table above, and (iv) all directors, director nominees and executive officers of the Company as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percent Owned (3)
DASAN Networks, Inc.	9,093,015	(4)	23.9%
IV Global Fund No. 4	5,434,783	(5)	14.3%
EdgeCo, LLC	12,200,000	(6)	24.3%
Charles D. Vogt	793,764	(7)	2.1%
Matt Bross	17,065	(8)	*
Barbara Carbone	17,065	(9)	*
Joon Kyung Kim	24,246	(10)	*
Chon Yul Yoo	26,925	(11)	*
Justin K. Ferguson	102,855	(12)	*
All directors, named executive officers and their affiliates as a group (6 persons)	981,920		2.5%

* Denotes less than 1%.

(1) Under the rules of the SEC, a person is the beneficial owner of securities if that person has sole or shared voting or investment power. Except as indicated in the footnotes to this table and subject to applicable community property laws, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. Unless otherwise indicated, the address for each person or entity named below is c/o DZS Inc., 5700 Tennyson Parkway, Suite 400 Plano, Texas, 75024.

(2) In computing the number of shares beneficially owned by a person named in the table and the percentage ownership of that person, shares of common stock that such person had the right to acquire within 60 days after July 22, 2024 are deemed outstanding, including without limitation, upon the exercise of options or vesting of restricted stock units. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3) For each person included in the table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person by the sum of (a) 38,024,783 shares of common stock outstanding on July 22, 2024 plus (b) the number of shares of common stock that such person had the right to acquire within 60 days after July 22, 2024.

(4) The address of DASAN Networks, Inc. is DASAN Tower, 49, Daewangpangyo-ro 644 Beon-gil Budang-gu, Sungnam-si, Gyeonggi-do, 463-400, Korea. Consists

(5) The address of IV Global Fund No. 4 is 1218 Two IFC, 10 Gukjegeumyung-ro Yeongdeungpo-gu, Seoul, Republic of Korea.

(6) The address of EdgeCo, LLC is 3326 Aspen Grove Drive, Suite 400, Franklin, TN 37067 USA. Consists of 12,200,000 shares subject to warrants exercisable by EdgeCo, LLC.

(7) Consists of (a) 275,246 shares held by Mr. Vogt, and (b) 518,518 shares subject to stock options exercisable by Mr. Vogt.

(8) Consists of 17,065 shares held by Mr. Bross.

(9) Consists of 17,065 shares held by Ms. Carbone.

(10) Consists of 24,246 shares held by Mr. Kim.

(11) Consists of 26,925 shares held by Mr. Yoo.

(12) Consists of (a) 65,355 shares held by Mr. Ferguson, and (b) 37,500 shares subject to stock options exercisable by Mr. Ferguson.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2023 with respect to shares of our common stock that may be issued under existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation arrangements assumed by us in connection with mergers and acquisitions of the companies that originally granted those options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column
Equity compensation plans approved by security holders	2,158,124	(1)	$11.72	(1)	1,425,163	(2)
Equity compensation plans not approved by security holders	518,518	(3)	10.11		-

(1) Includes 1,396,621 shares of unvested or unissued restricted stock units outstanding as of December 31, 2023 and 761,503 shares underlying options under the 2017 Plan. The weighted average exercise price of those outstanding options is $11.72 per share.

(2) Includes shares available for future issuance under our 2017 Plan and the 2018 Employee Stock Purchase Plan. As of December 31, 2023, 729,053 shares of common stock were available for future issuance under the 2018 Employee Stock Purchase Plan.

(3) Includes 518,518 options issued in connection with the Non-Qualified Inducement Stock Option Grant Notices and Stock Option Agreements, each dated August 1, 2020 between the Company and Charles D. Vogt.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On September 12, 2023 and September 22, 2023, DNS Korea entered into two long-term Loan Agreements (the “DNI Loan Agreements”) with DNI, as lender, DZS California, Inc., a California corporation, as collateral provider, and DZS Inc. Pursuant to the DNI Loan Agreements, DNS Korea received two three-year term loans in an aggregate principal amount equal to KRW 39.6 billion, the equivalent of $29.9 million as of the date of the transactions. The net proceeds under the DNI Loan Agreements were used to repay the outstanding obligations under the JPM Credit Agreement, and the JPM Credit Agreement was terminated on December 14, 2023.

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

The Company's debt obligation under the DNI Loan Agreements was KRW 39.6 billion ($30.6 million USD) as of December 31, 2023.

Other Related Party Transactions

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

DNS Korea has a lease agreement with DNI related to the lease of a warehouse facility. DNS Korea also had a separate office lease agreement with DNI. In the first quarter of 2022, DNI sold the office building to the unrelated third party, and the respective lease was reassigned to the new landlord. Operating lease cost related to DNI leases totaled $0.4 million and $0.5 million, for the years ended December 31, 2023 and 2022, respectively. Operating lease expense is allocated between cost of revenue, research and product development, and selling, marketing, general and administrative expenses on the consolidated statements of comprehensive income (loss). As of December 31, 2023, the right-of-use asset and operating lease liability related to DNI leases were $1.3 million. As of December 31, 2022, the right-of-use asset and operating lease liability related to DNI leases were $1.7 million.

The Company also pays a license fee under the Trademark License Agreement with DNI. The license fee is calculated as 0.4% of DNS Korea annual sales. For the years ended December 31, 2023 and 2022, license related expense were $0.5 million and $0.7 million, respectively, and were included into selling, marketing, general and administrative expenses on the consolidated statements of comprehensive income (loss).

Interest expense, net represents interest paid to DNI for the related party debt. Interest due to DNI was included in accrued and other liabilities on the consolidated balance sheets as of December 31, 2023 and 2022.

Other expenses, net to related parties represent expenses to DNI for its payment guarantees relating to the Company's performance obligations. The Company pays DNI a guarantee fee which is calculated as 0.9% of the guaranteed amount.

See Part II - Item 8. Financial Statements - Note 12 for additional information regarding related party transactions involving DNI and its affiliates.

Daniel Vogt is employed by the Company in the sales department. During the year ended December 31, 2023, Mr. Vogt’s total compensation received from the Company was $234,716. Mr. Vogt is the son of Charles D. Vogt, our Chief Executive Officer and a Director of the Company. The Company believes that the consideration paid to Daniel Vogt is consistent with the compensation paid to other similarly situated employees of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of EY’s fees for professional services rendered to the Company for the years ended December 31, 2023 and 2022, respectively:

Fee Category	2023 Fees	2022 Fees
Audit Fees	$75,000	$1,985,300
Audit-Related Fees	334,500	254,825
Tax Fees	—	124,710
All Other Fees	—	3,827
Total	$409,500	$2,368,662

Audit Fees. This category includes the audit of our annual financial statements, review of financial statements, audit of our internal control over financial reporting, review of our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. This category consists of assurance and related services provided by Ernst & Young that are reasonably related to the performance of the audit or review of our financial statements and are not reported above as “Audit Fees.” These services include accounting fees in connection with a registration statement.

Tax Fees. This category consists of professional services rendered by Ernst & Young, primarily in connection with tax compliance, tax planning and tax advice activities. These services include assistance with the preparation of tax returns, claims for refunds, value added tax compliance, and consultations on state, local and international tax matters.

All Other Fees. This category consists of fees for products and services other than the services reported above, principally including accounting tool subscription services and software implementation services.

PRE-APPROVAL POLICY OF THE AUDIT COMMITTEE

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All fees shown in the table above were pre-approved in accordance with the policies described above.

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

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Restated Certificate of Incorporation of DASAN Zhone Solutions, Inc., as amended through February 28, 2017	10-K	3.1	September 27, 2017

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of DZS Inc.	8-K	3.1	August 27, 2020

3.2	Amended and Restated Bylaws of DZS Inc.	10-K	3.2	March 11, 2021

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of DZS Inc.				X

4.1	Description of Capital Stock				X

10.1#	DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan	8-K	10.1	January 10, 2017

10.1.1#	Amendment to DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan	10-K	10.1.1	March 12, 2019

10.1.2#	Form of Stock Option Agreement for the DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan	8-K	10.2	January 10, 2017

10.1.3#	Form of Restricted Stock Unit Award Agreement for the DASAN Zhone Solutions, Inc. 2017 Incentive Award Plan	10-K	10.1	September 27, 2017

10.2#	DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	8-K	10.6	September 13, 2016

10.2.1#	Form of Stock Option Agreement for the DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	8-K	10.7	September 13, 2016

10.2.2#	Form of Restricted Stock Award Agreement for the DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	8-K	10.2	May 17, 2007

10.2.3#	Form of Restricted Stock Unit Award Agreement for the DASAN Zhone Solutions, Inc. Amended and Restated 2001 Stock Incentive Plan, as amended	10-Q	10.3	November 14, 2016

10.3#	DASAN Zhone Solutions, Inc. 2018 Employee Stock Purchase Plan	S-8	10.1	November 8, 2018

10.4#	DASAN Zhone Solutions, Inc. Non-Employee Director Compensation Program	10-K	10.4	April 4, 2018

10.5#	Form of Indemnity Agreement (directors and officers)	10-Q	10.20	May 14, 2004

10.6#	Employment Agreement dated August 1, 2020, by and between DASAN Zhone Solutions, Inc. and Charles Daniel Vogt	10-Q	10.2	November 6, 2020

10.6.1#	First Amendment to Employment Agreement dated as of June 1, 2021 by and between DZS Inc. and Charlie Vogt	8-K	10.1	June 4, 2021

10.7#	Stock Option Agreement dated August 1, 2020, by and between DASAN Zhone Solutions, Inc. and Charles Daniel Vogt	S-8	99.1	August 14, 2020

10.8#	Stock Option Agreement dated August 1, 2020, by and between DASAN Zhone Solutions, Inc. and Charles Daniel Vogt	S-8	99.2	August 14, 2020

10.9#	Employment Agreement dated as of August 2, 2021, by and between DZS Inc. and Misty D. Kawecki	8-K	10.1	August 2, 2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith

10.10#	Employment Agreement dated as of September 28, 2020 by and between DZS Inc. and Justin K. Ferguson	10-K	10.10	March 11, 2021

10.11	Registration Rights Agreement, dated as of September 9, 2016, by and among DASAN Zhone Solutions, Inc., DASAN Networks, Inc. and the other parties thereto	8-K	10.3	September 12, 2016

10.12	Credit Agreement, dated as of February 9, 2022, among DZS Inc., as Borrower, the other Loan Parties party thereto, the Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	February 10, 2022

10.13	First Amendment to Credit Agreement, dated as of May 27, 2022, among DZS Inc., as Borrower, the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	June 1, 2022

10.14	Second Amendment to Credit Agreement, dated as of February 15, 2023, among DZS Inc., as Borrower, the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	February 16, 2023

10.15	Third Amendment to Credit Agreement, dated as of May 8, 2023, among DZS Inc., as Borrower, the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-Q	10.4	May 9, 2023

10.16	Loan Agreement, dated as of September 12, 2023, by and among Dasan Networks, Inc., as Lender, Dasan Network Solutions, Inc., as Borrower, DZS California, Inc., as Collateral Provider, and DZS Inc. (solely for the limited purposes stated therein) (English translation).	8-K	10.1	September 13, 2023

10.17	Loan Agreement, dated as of September 22, 2023, by and among Dasan Networks, Inc., as Lender, Dasan Network Solutions, Inc., as Borrower, DZS California, Inc., as Collateral Provider, and DZS Inc. (English translation).	8-K	10.1	September 27, 2023

10.18	Loan Agreement, dated as of December 29, 2023, by and between EdgeCo, LLC and DZS Inc.	8-K	10.1	January 5, 2023

10.19	Warrant Agreement, dated as of December 29, 2023, by and between EdgeCo, LLC and DZS Inc.	8-K	10.2	January 5, 2023

10.20	Registration Rights Agreement, dated as of December 29, 2023, by and between EdgeCo, LLC and DZS Inc.	8-K	10.3	January 5, 2023

10.21	Securities Purchase Agreement, dated as of December 29, 2023, by and between DZS Inc. and IV Global Fund No. 4.	8-K	10.4	January 5, 2023

10.22	Amended and Restated Registration Rights Agreement, dated as of January 3, 2024 by and between DZS Inc., and DASAN Networks, Inc. and IV Global Fund No. 4.	8-K	10.5	January 5, 2024

21.2	List of Subsidiaries				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)				X

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				X

97.1	Policy for the recovery of erroneously awarded compensation				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)				X

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