Form 10-Q
period 2024-03-31
DZS INC.
filed 2024-08-20
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of August 15, 2024, there were 38,035,977 shares outstanding of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$2,636	$13,822
Restricted cash	1,285	1,280
Accounts receivable - trade, net of allowance for credit losses of $4,110 as of March 31, 2024 and $4,282 as of December 31, 2023	38,428	44,816
Other receivables	453	452
Inventories	31,807	33,113
Contract assets	756	825
Prepaid expenses and other current assets	7,807	7,685
Current assets held for sale	89,378	94,375
Total current assets	172,550	196,368
Property, plant and equipment, net	2,801	3,108
Right-of-use assets from operating leases	3,929	3,661
Intangible assets, net	23,875	25,065
Other assets	12,959	13,371
Non-current assets held for sale	6,574	7,808
Total assets	$222,688	$249,381
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$35,805	$46,003
Contract liabilities	14,825	14,945
Operating lease liabilities	2,647	2,732
Accrued and other liabilities	25,109	32,704
Current liabilities held for sale	71,204	69,427
Total current liabilities	149,590	165,811
Long-term debt	7,641	7,308
Contract liabilities - non-current	2,021	2,834
Operating lease liabilities - non-current	3,909	3,994
Pension liabilities	11,136	11,504
Other long-term liabilities	1,547	1,797
Non-current liabilities held for sale	31,849	33,574
Total liabilities	207,693	226,822
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, 72,000 shares authorized, 37,610 and 32,122 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	36	31
Preferred stock, $0.001 par value, 25,000 shares authorized, and no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	—	—
Additional paid-in capital	307,358	294,863
Accumulated other comprehensive loss	(9,805)	(8,447)
Accumulated deficit	(282,594)	(263,888)
Total stockholders’ equity	14,995	22,559
Total liabilities and stockholders’ equity	$222,688	$249,381
See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Net revenue	$27,667	$44,367
Cost of revenue	15,054	27,202
Gross profit	12,613	17,165
Operating expenses:
Research and product development	7,034	9,601
Selling, marketing, general and administrative	14,993	19,579
Restructuring and other charges	288	4,152
Amortization of intangible assets	1,190	1,271
Total operating expenses	23,505	34,603
Operating loss	(10,892)	(17,438)
Interest expense, net	(1,213)	(626)
Other income (expense), net	(324)	481
Loss from continuing operations before income taxes	(12,429)	(17,583)
Income tax provision	1,106	2,452
Net Loss from continuing operations	(13,535)	(20,035)
Loss from discontinued operations, net of income tax provision	(5,171)	(3,782)
Net loss	(18,706)	(23,817)

Foreign currency translation adjustments (a)	(1,320)	(1,889)
Actuarial loss	(38)	(60)
Comprehensive loss	$(20,064)	$(25,766)
Net loss per share from continuing operations
Basic	$(0.36)	$(0.65)
Diluted	$(0.36)	$(0.65)
Net loss per share from discontinued operations
Basic	$(0.14)	$(0.12)
Diluted	$(0.14)	$(0.12)
Weighted average shares outstanding
Basic	37,399	31,045
Diluted	37,399	31,045
(a)Includes net loss of $0.3 million on intra-entity foreign currency transactions that are of a long-term investment nature for three months ended March 31, 2024. Includes net gain of $0.2 million on intra-entity foreign currency transactions that are of a long-term investment nature for three months ended March 31, 2023.
See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Three months ended March 31, 2024:
Balance as of December 31, 2023	32,122	$31	$294,863	$(8,447)	$(263,888)	$22,559
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	53	—	(33)	—	—	(33)
Private placement of shares	5,435	5	9,920	—	—	9,925
Stock-based compensation	—	—	2,608	—	—	2,608
Net loss	—	—	—	—	(18,706)	(18,706)
Other comprehensive loss	—	—	—	(1,358)	—	(1,358)
Balance as of March 31, 2024	37,610	$36	$307,358	$(9,805)	$(282,594)	$14,995

Three months ended March 31, 2023:
Balance as of December 31, 2022	30,968	$30	$271,884	$(4,662)	$(128,670)	$138,582
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	134	1	(88)	—	—	(87)
Stock-based compensation	—	—	4,486	—	—	4,486
Net loss	—	—	—	—	(23,817)	(23,817)
Other comprehensive loss	—	—	—	(1,949)	—	(1,949)
Balance as of March 31, 2023	31,102	$31	$276,282	$(6,611)	$(152,487)	$117,215
See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(18,706)	$(23,817)
Net loss from continuing operations	(13,535)	(20,035)
Loss from discontinued operations (net of income tax (benefit))	(5,171)	(3,782)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	1,573	2,143
Amortization of deferred financing costs	338	60
Stock-based compensation	2,131	3,917
Inventory write-down provision (recovery)	(3,815)	796
Provision for credit losses, net of recoveries	(161)	(74)
Provision for sales returns	3,529	541
Provision for warranty expense	(614)	(42)
Unrealized loss (gain) on foreign currency transactions	325	127
Loss on disposal of property, plant and equipment		40
Deferred taxes	(111)	—
Changes in operating assets and liabilities:
Accounts receivable	6,418	11,098
Other receivable	(1)	39
Inventories	4,941	7,611
Contract assets	70	(29)
Prepaid expenses and other assets	334	(1,417)
Accounts payable	(9,530)	(9,719)
Contract liabilities	(916)	(3,678)
Accrued and other liabilities	(11,328)	(1,643)
Net cash used in operating activities from continuing operations	(25,523)	(14,047)
Net cash used in operating activities from discontinued operations	(9,192)	(4,868)
Net cash used in operating activities	(30,033)	(15,169)
Cash flows from investing activities:
Intra-group loan to discontinued operations	—	(5,000)
Proceeds from disposal of property, plant and equipment and other assets	—	1,790
Purchases of property, plant and equipment	(74)	(659)
Net cash used in investing activities from continuing operations	(74)	(3,869)
Net cash used in investing activities from discontinued operations	(99)	4,884
Net cash provided by (used in) investing activities	(173)	1,015
Cash flows from financing activities:
Proceeds from private placement of shares	9,925	—
Proceeds from short-term borrowings and line of credit, net	—	8,000
Repayments of short-term borrowings and line of credit	—	(313)
Payments for debt issue costs	—	(122)
Proceeds from exercise of stock awards and employee stock plan purchases	(33)	(87)
Net cash provided by financing activities from continuing operations	9,892	7,478
Net cash provided by (used in) financing activities from discontinued operations	7,997	(868)
Net cash provided by financing activities	17,889	6,610
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(712)	96
Net change in cash, cash equivalents and restricted cash	(13,029)	(7,448)
Cash, cash equivalents and restricted cash at beginning of period	20,909	38,464
Cash, cash equivalents and restricted cash at end of period	$7,880	$31,016

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheet
Cash and cash equivalents	$2,636	$22,046

Restricted cash	1,285	1,278
Cash, cash equivalents and restricted cash held for sale	3,959	7,692
	$7,880	$31,016

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Continuing Operations:
Interest - bank and trade facilities	$337	$660
Income taxes	$17	$—
Discontinued Operations:
Interest - bank and trade facilities	$187	$—
Interest - related party	$—	$64
Income taxes	$32	$480
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
DZS was incorporated under the laws of the state of Delaware in June 1999. The Company is headquartered in Plano, Texas with contract manufacturers located in the U.S., China, India, and Korea. The Company maintains offices to provide sales and customer support at global locations. Through 2022, we have also used our manufacturing facility in Seminole, Florida. In October 2022, we announced an agreement with Fabrinet, a third-party provider of electromechanical and electronic manufacturing and distribution services, to transition the sourcing, procurement, order-fulfillment, manufacturing and return merchandise authorization activities in the Company's Seminole facility to Fabrinet. The transition began in October 2022 and substantially completed in the beginning of 2023, whereupon the Company no longer manufactures its products.
On April 5, 2024, the Company completed a divestiture of certain subsidiaries in Asia (the "Asia Sale"). The divestiture allows DZS to focus on the Americas, Europe/Middle East/Africa (EMEA), and Australia/New Zealand (ANZ) regions that are strategically aligned with the technology and acquisition investments made over the past several years.
(b) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 3 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements include the accounts of the Company and its wholly owned subsidiaries. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on August 13, 2024. For a complete description of what the Company believes to be the critical accounting policies and estimates used in the preparation of its unaudited condensed consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Operating results of subsidiaries divested in conjunction with the Asia Sale were classified as discontinued operations in the unaudited condensed consolidated statements of comprehensive loss for all periods presented. Assets and liabilities of these subsidiaries were classified as assets and liabilities held for sale of the unaudited condensed consolidated balance sheets for all periods presented.
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
We continue to be exposed to macroeconomic pressures in the post-COVID-19 environment, including concerns about energy costs, geopolitical issues, inflation, the availability and cost of credit, business and consumer confidence, and unemployment. We have seen improvement in our supply chain in 2024 as supply chain pricing, freight and logistics costs, product and component availability, and extended lead-times which were a challenge in prior years begin to alleviate. We expect elevated costs for components and expedite fees to further improve throughout 2024.

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
(e) Disaggregation of Revenue
The following table presents revenues by product technology (in thousands):

	Three Months Ended March 31,
	2024	2023
Access Networking Infrastructure	$20,232	$35,005
Cloud Software & Services	7,435	9,362
Total	$27,667	$44,367
The following table present revenues by geographical concentration (in thousands):

	Three Months Ended March 31,
	2024	2023
Americas	$15,957	$24,966
Europe, Middle East, Africa	10,823	18,054
Asia	887	1,347
Total	$27,667	$44,367
(f) Concentration of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash, accounts receivable, and contract assets. Cash, cash equivalents and restricted cash consist of financial deposits and money market accounts that are principally held with various domestic and international financial institutions with high credit standing. As of March 31, 2024, the Company had cash accounts in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits.
The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for credit losses based upon the expected collectability of accounts receivable using historical loss rates adjusted for customer-specific factors and current economic conditions. The Company determines historical loss rates on a rational and systematic basis. The Company performs periodic assessments of its customers’ liquidity and financial condition through analysis of information obtained from credit rating agencies, financial statement review and historical and current collection trends.
Activity under the Company’s allowance for credit losses consists of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$4,282	$2,971
Charged to expense, net of recoveries	(161)	(74)
Foreign currency exchange impact	(11)	8
Balance at end of period	$4,110	$2,905
For the three months ended March 31, 2024, one customer accounted for 13% of net revenue. For the three months ended March 31, 2023, one customer accounted for 15% of net revenue.
As of March 31, 2024, two customers represented 19% and 13% of net accounts receivable, respectively. As of December 31, 2023, one customer represented 10% of net accounts receivable.
As of March 31, 2024, and December 31, 2023, net accounts receivables from customers in countries other than the United States represented 68% and 74%, respectively.

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
(i) Warrants
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
(j) Assets and Liabilities Held for Sale and Discontinued Operations
The Company classifies long-lived assets or disposal groups and related liabilities as held-for-sale when management having the appropriate authority, generally the Company's Board of Directors ("the Board") or certain Executive Officers, commits to a plan of sale, the disposal group is ready for immediate sale, an active program to locate a buyer has been initiated and the sale is probable and expected to be completed within one year. Once classified as held-for-sale, disposal groups are valued at the lower of their carrying amount or fair value less estimated selling costs. Depreciation on these properties is discontinued at the time they are classified as held for sale, but operating revenues, operating expenses and interest expense continue to be recognized until the date of disposal.
The Company accounts for discontinued operations when there is a disposal of a component group or a group of components that represents a strategic shift that will have a major effect on the Company’s operations and financial results. The Company aggregates the results of operations for discontinued operations into a single line item in the interim condensed consolidated statements of operations and comprehensive loss for all periods presented.
Unless specifically noted otherwise, footnote disclosures reflect the results of continuing operations only for all periods presented. The results of discontinued operations are presented in Note 2 Assets and Liabilities Held for Sale and Discontinued Operations.
(k) Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which aims to address requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. The amendments in this ASU address the investor requests for more transparency of income tax information and apply to all entities that are subject to income taxes. The ASU is effective for years beginning after December 15, 2024, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. Management is currently evaluating the impact of the changes required by the new standard on the Company's financial statements and related disclosures.
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

(2) Assets and Liabilities Held for Sale and Discontinued Operations
During the first quarter of 2024, the Company made a strategic decision to divest certain entities in Asia with the intention, among other things, to focus its market strategy, technology and innovation on the Americas, EMEA and ANZ regions. On January 5, 2024, the Company and DZS California Inc. (“DZS California”), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with DASAN Networks, Inc. (“DNI”). Pursuant to the Stock Purchase Agreement, DZS California sold to DNI all of the equity interests in DASAN Network Solutions, Inc., a Korean company (“DNS Korea”), D-Mobile Limited, a Taiwan company, DZS Vietnam Company Limited, a Vietnamese company, Dasan India Private Limited, an Indian company, and DZS Japan, Inc., a Japanese company (the “Asia Sale”). The purchase price for the divestiture consisted of $3.8 million cash, net of certain adjustments, and the elimination of approximately $34 million in debt owed to DNI as of the transaction date. DNI also assumed all DNS Korea's debt obligations to foreign banks outstanding as of the transaction date. The Asia Sale closed on April 5, 2024. As of March 31, 2024, DNI owns approximately 24.1% of the outstanding shares of the Company's common stock.

As of March 31, 2024, the Company determined that its business divested with the Asia Sale met the criteria to be classified as held for sale. The disposition of the operations represented a major strategic shift in the business and met the criteria of discontinued operations. The Company has classified the assets and liabilities of the Asia business as held for sale as of March 31, 2024.

Loss from discontinued operations, net of tax, of the Asia business, which is presented in total in the Unaudited Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2024, and 2023, respectively, are as follows:

	Three Months Ended March 31,
	2024	2023
Net revenue	$25,324	$25,446
Cost of revenue	21,201	20,116
Gross profit	4,123	5,330
Operating expenses	8,801	10,452
Operating loss from discontinued operations	(4,678)	(5,122)
Interest expense, net	(981)	(168)
Other income, net	959	247
Loss from discontinuing operations before income taxes	(4,700)	(5,043)
Income tax provision (benefit)	471	(1,261)
Net loss from discontinued operations	$(5,171)	$(3,782)

For the three months ended March 31, 2024, net revenue and cost of revenue from discontinued operations included $0.4 million and $0.3 million of related party transactions with DNI, respectively. For the three months ended March 31, 2023, net revenue and cost of revenue from discontinued operations included $0.2 million and $0.1 million of related party transactions with DNI, respectively.

The following table presents the amounts reported in the Unaudited Condensed Consolidated Balance Sheets as held for sale related to the APAC assets as of March 31, 2024, and December 31, 2023, respectively.

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash, cash equivalents and restricted cash	$3,812	$5,657
Accounts receivable - trade, net of allowance for doubtful accounts	29,435	25,661
Other receivables	10,121	12,765
Inventories	44,172	49,114
Prepaid expenses and other current assets	1,838	1,178
Total current assets of discontinued operations	89,378	94,375
Property, plant and equipment, net	2,185	2,615
Right-of-use assets from operating leases	2,819	3,475
Intangible assets, net	419	419
Other assets	1,151	1,299
Total assets of discontinued operations	$95,952	$102,183
Liabilities
Current liabilities:
Accounts payable - trade	$30,450	$37,911
Short-term debt – bank, trade facilities and secured borrowings	25,622	19,633
Contract liabilities	785	1,041
Operating lease liabilities	1,595	1,858
Accrued and other liabilities	12,752	8,984
Total current liabilities of discontinued operations	71,204	69,427
Long-term debt	29,457	30,600
Contract liabilities - non-current	721	878
Operating lease liabilities - non-current	1,219	1,617
Other long-term liabilities	452	479
Total liabilities of discontinued operations	$103,053	$103,001

As of March 31, 2024, the held for sale liabilities included a total of $34.0 million of the related party borrowings from DNI. The respective borrowings were settled in conjunction with the Asia Sale.
Agreements with divested entities
In connection with the completion of the Asia Sale on April 5, 2024, the Company entered into several agreements with certain divested entities (collectively referred to as "DNS") that, among other things, provide a framework for the Company’s relationship with these entities after the Asia Sale. The following summarizes some of the most significant agreements and relationships that the Company continues to have with DNS.
Transition Services Agreement
The Company entered into a transition services agreement pursuant to which the Company and DNS provide various services to each other. The services provided include human resources, information technology, certain accounting, tax and other financial functions. The transition services agreement will terminate on the expiration of the term of the last service provided under it, which the Company anticipates to be on or around April 5, 2025.
Master Engineering Services Agreement
The Company and DNS entered into a master engineering services agreement pursuant to which DNS will provide engineering, research and development and other professional services to the Company. The agreement provides for a minimum annual purchase commitment of $2.5 million. The term of the agreement is seven years and may be renewed for an additional 12 month term, upon mutual agreement of both parties. After the expiration of a period of three years, either party shall have the right to terminate this agreement at any time upon 180 days prior written notice to the other party.

Master Supply Agreement
The Company and DNS entered into master supply agreement pursuant to which DNS will provide contract product manufacturing and engineering services to the Company, and the Company will engage DNS to manufacture certain of its products. The term of the agreement is three years and will renew automatically for successive one year periods unless terminated in writing by both parties.
Intellectual Property License Agreement
The Company and DNS entered into an intellectual property matters agreement pursuant to which each party granted to the other party a generally irrevocable, non-exclusive, worldwide, and royalty-free license to use certain intellectual property rights retained by the other party. Under the intellectual property matters agreement, the term for the licensed or sublicensed know-how is perpetual and the term for each licensed or sublicensed patent is until expiration of the last valid claim of such patent. The intellectual property matters agreement will terminate only if the Company and DNS agree in writing to terminate it.
Reseller Agreement
The Company and DNS entered into reseller agreements pursuant to which each party can use the other party assistance with identified business opportunities in the specific regions. The party acting as a Reseller will be eligible for certain revenue sharing. The term of the agreement is seven years and may be renewed for an additional 12 month term, upon mutual agreement of both parties.
Master Services Agreement
The Company and DNS entered into master service agreements pursuant to which each party can use the other party to provide services, parts and licensed software to support customers in the specific regions. The party acting as the vendor will be eligible for payment for such services. The term of the agreement is one year and will be automatically renewed for an additional 12-month term, unless the other party provides notice of non-renewal 60 days prior to renewal
(3) Business Combinations
ASSIA Acquisition
On May 27, 2022, the Company acquired certain assets and liabilities of Adaptive Spectrum and Signal Alignment, Incorporated (“ASSIA”), an industry pioneer of broadband access quality-of-experience and service assurance software solutions (the “ASSIA Acquisition”). The core assets acquired include the CloudCheck® Wi-Fi experience management and Expresse® access network optimization software solutions. The purchase consideration was $23.7 million, including a $2.5 million holdback that was released during the third quarter of 2023. The purchase price allocation resulted in the recognition of goodwill of $6.4 million, which included the experienced workforce and the expected synergies from combining operations.
(4) Fair Value Measurement
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
The following table reconciles the beginning and ending balances of the Company’s Level 3 contingent liability (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$306	$1,156
Net change in fair value	33	27
Balance at end of period	$339	$1,183
(5) Cash, Cash Equivalents and Restricted Cash
As of March 31, 2024, and December 31, 2023, the Company's cash, cash equivalents and restricted cash consisted of financial deposits. Cash, cash equivalents and restricted cash held within the U.S. totaled $2.2 million and $13.4 million as of March 31, 2024, and December 31, 2023, respectively. Cash, cash equivalents and restricted cash held within the U.S. are held at FDIC insured depository institutions. Cash, cash equivalents and restricted cash held outside the U.S. totaled $1.7 million as of both March 31, 2024, and December 31, 2023. Restricted cash consisted primarily of cash collateral for letters of credit.
(6) Balance Sheet Details
Balance sheet detail as of March 31, 2024, and December 31, 2023 is as follows (in thousands):
Inventories

	March 31, 2024	December 31, 2023
Raw materials	$14,781	$18,133
Finished goods	17,026	14,980
Total inventories	$31,807	$33,113
Inventories are stated at the lower of cost or net realizable value, with cost being computed based on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis.
The Company recorded an inventory write-down recovery of $3.8 million for the three months ended March 31, 2024. The Company recorded a provision for inventory write-down of $0.8 million for the three months ended March 31, 2023.

Property, plant and equipment

	March 31, 2024	December 31, 2023
Machinery and equipment	$3,910	$3,903
Leasehold improvements	1,317	1,321
Computers and software	1,315	1,302
Furniture and fixtures	1,642	1,656
Construction in progress and other	56	13
	8,240	8,195
Less: accumulated depreciation and amortization	(5,439)	(5,087)
Total property, plant and equipment, net	$2,801	$3,108
Depreciation expense associated with property, plant and equipment for the three months ended March 31, 2024 and March 31, 2023 was $0.4 million and $0.9 million, respectively.
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

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$1,148	$1,401
Charged to cost of revenue	(614)	(42)
Foreign currency exchange impact	(5)	10
Balance at end of period	$529	$1,369
Contract Balances
The Company records contract assets when it has a right to consideration and records accounts receivable when it has an unconditional right to consideration. Contract liabilities consist of cash payments received (or unconditional rights to receive cash) in advance of fulfilling performance obligations. The majority of the Company's performance obligations in its contracts with customers relate to contracts with a duration of less than one year.
The opening and closing balances of current and long-term contract assets and contract liabilities related to contracts with customers are as follows:

	Contract assets	Contract liabilities
December 31, 2023	$825	$17,779
March 31, 2024	$756	$16,846
The decrease in contract liabilities during the three months ended March 31, 2024, was primarily due to the revenue recognition criteria being met for previously deferred revenue, partially offset by invoiced amounts that did not yet meet the revenue recognition criteria. The amount of revenue recognized in the three months ended March 31, 2024, and 2023 that was included in the prior period contract liability balance was $4.9 million and $7.5 million, respectively. This revenue consists of services provided to customers who had been invoiced prior to the current period. We expect to recognize approximately 88% of outstanding contract liabilities as revenue over the next 12 months and the remainder thereafter.
The balance of contract cost deferred as of March 31, 2024, and December 31, 2023 was $1.1 million and $1.0 million, respectively. During the three months ended March 31, 2024, the Company recorded $0.1 million in amortization related to contract cost deferred as of December 31, 2023. During the three months ended March 31, 2023, the Company recorded $0.4 million in amortization related to contract cost deferred as of December 31, 2023.

(7) Goodwill and Intangible Assets
Intangible assets consisted of the following (in thousands):

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$19,090	$(4,244)	$14,846
Customer backlog	5,100	(1,591)	3,509
Developed technology	8,147	(3,199)	4,948
In-process research and development	890	(563)	327
Tradenames	300	(55)	245
Total intangible assets, net	$33,527	$(9,652)	$23,875

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$19,090	$(3,682)	$15,408
Customer backlog	5,100	(1,374)	3,726
Developed technology	8,147	(2,839)	5,308
In-process research and development	890	(519)	371
Tradenames	300	(48)	252
Total intangible assets, net	$33,527	$(8,462)	$25,065
Amortization expense associated with intangible assets for the three months ended March 31, 2024, and March 31, 2023 was $1.2 million and $1.3 million, respectively.
The following table presents the future amortization expense of the Company’s intangible assets as of March 31, 2024 (in thousands):

Remainder of 2024	$3,568
2025	4,753
2026	3,746
2027	3,143
2028	2,401
Thereafter	6,264
Total	$23,875
As of March 31, 2024 and December 31, 2023, the Company' goodwill was fully impaired. The accumulated impairment was $13.6 million as of the end of each period.
(8) Debt
EdgeCo Term Loan
On December 29, 2023, the Company, as borrower, entered into a Loan Agreement (the “EdgeCo Loan Agreement”) with EdgeCo, LLC (“EdgeCo”), as lender. Pursuant to the EdgeCo Loan Agreement, the Company received a three-year term loan in an aggregate principal amount equal to $15.0 million. The principal amount of the loan is payable on December 29, 2026, and bears interest at a fixed rate of 13.0% per annum; provided, however, that in connection with the EdgeCo Second Loan Agreement, the maturity date of the EdgeCo Loan Agreement was extended to May 31, 2027. Refer to Note 16 Subsequent Events, in the Notes to Unaudited Condensed Consolidated Financial Statements, for more details.
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
In connection with the Edge Co Loan Agreement, the Company also entered into (i) a Warrant Agreement (the “Warrant Agreement”), dated as of December 29, 2023, by and between the Company and EdgeCo that issued a warrant to EdgeCo to subscribe for 6,100,000 shares of Common Stock at an exercise price of $1.84 per share, which represents the closing price of the Common Stock on NASDAQ on the trading day immediately preceding the date of the Warrant Agreement, and (ii) a Registration Rights Agreement (the “EdgeCo Registration Rights Agreement”), dated as of December 29, 2023, by and between the Company and EdgeCo that provides EdgeCo customary demand and piggyback registration rights for the 6,100,000 shares of Common Stock underlying the warrant, in the event the warrant is exercised. The warrant was not registered under the Securities Act of 1933, as amended (the “Securities Act”), and was issued pursuant to the private placement exemption from registration thereunder provided by Section 4(a)(2) of the Securities Act. The Company determined the fair value of the warrant using the Black-Scholes option pricing model. The $7.2 million value of the warrant was recognized in stockholders’ equity, as the warrant satisfied all criteria for equity classification under ASC 815. The warrant is not remeasured each reporting period. The amount allocated to the warrant was accounted for as a debt discount and recorded as a reduction of debt obligation.
As of March 31, 2024, the Company's debt obligation under the EdgeCo Loan Agreement was $7.6 million net of unamortized debt discount and deferred issuance cost of $7.2 million and $0.2 million, respectively.
JPMorgan Credit Agreement
On February 9, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) by and between the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement originally provided for revolving loans (the "Revolving Credit Facility") in an aggregate principal amount of up to $30.0 million, up to $15.0 million of which is available for letters of credit and was scheduled to mature on February 9, 2024. The maximum amount that the Company can borrow under the Credit Agreement is subject to a borrowing base, which is based on a percentage of eligible accounts receivable and eligible inventory, subject to reserves and other adjustments, plus $10.0 million.
On May 27, 2022, the Company entered into a First Amendment to Credit Agreement (the “Amendment”), which amends the Credit Agreement dated February 9, 2022, with the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
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
On May 8, 2023, the Company entered into a Third Amendment to the Credit Agreement (the "Third Amendment"), which amends the Credit Agreement dated February 9, 2022 (as previously amended on May 27, 2022, and February 15, 2023). The Third Amendment, among other things, (1) modifies the financial covenants to eliminate the minimum EBITDA (as defined in the Credit Facility) of ($1 million) for the fiscal quarter ending March 31, 2023, (2) decreases the calculation of the borrowing base by $5 million through June 30, 2023 and an additional $5 million thereafter, (3) reduces the amount of the Revolving Credit Facility commitment to $25 million effective June 15, 2023, and (4) increases the applicable margin for adjusted term SOFR borrowings and prime rate borrowings to 4.5% and 3.5%, respectively, when the Company’s leverage ratio exceeds 2.50 to 1.00.
In the third quarter of 2023, the Company repaid the Term Loan outstanding under the Credit Agreement and subsequently terminated the Credit Agreement, including the Revolving Credit Facility, on December 14, 2023.
(9) Employee Benefit Plans
Defined Contribution Plans
The Company maintains a 401(k) plan for its employees in the US whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company made discretionary contributions to the plan in 2023. For the three months ended March 31, 2024, the Company recorded an expense of $0.2 million. For the three months ended March 31, 2023, the Company recorded an expense of $0.3 million.
Defined Benefit Plans
The Company sponsors defined benefit plans for its employees in Germany. Defined benefit plans provide pension benefits based on compensation and years of service. The Germany plans were frozen as of September 30, 2003, and have not been offered to new employees after that date. The Company has recorded the underfunded status as of March 31, 2024, and December 31, 2023 as a long-term liability on the unaudited condensed consolidated balance sheets. The accumulated benefit obligation for the plan in Germany was $11.1 million and $11.5 million as of March 31, 2024, and December 31, 2023, respectively. Periodic benefit costs for each of the three months ended March 31, 2024, and March 31, 2023 were $0.1 million.
The Company holds pension insurance contracts, with the Company as beneficiary, in the amount of $2.2 million as of both March 31, 2024,and December 31, 2023 related to individuals under the pension plans. The Company records these insurance contracts based on their cash surrender value at the balance sheet dates. These insurance contracts are classified as other assets on the Company’s unaudited condensed consolidated balance sheet. The Company intends to use any proceeds from these policies to fund the pension plans. However, since the Company is the beneficiary on these policies, these assets have not been designated pension plan assets.
(10) Restructuring and Other Charges
On September 17, 2022, DZS signed an agreement with Fabrinet, a third-party provider of electromechanical and electronic manufacturing and distribution services, to transition the sourcing, procurement, order-fulfillment, manufacturing and return merchandise authorization activities in the Company's Seminole, Florida facility to Fabrinet. The transition to Fabrinet began in October 2022 and substantially completed in the beginning of 2023. Post transition, the DZS Seminole, Florida-based operations, supply chain and manufacturing workforce was reduced by approximately two-thirds and the remaining team was relocated to an appropriately sized facility. For the three months ended March 31, 2023, the Company recorded $3.5 million of restructuring related costs, consisting of freight and expedite fees of $1.0 million, facility and labor costs of $0.8 million, accelerated depreciation of manufacturing related assets of $0.4 million, termination-related benefits of $0.3 million, inventory write-off of $0.5 million, and other costs of $0.5 million. The above expenses were included in restructuring and other charges on the unaudited condensed consolidated statement of comprehensive income (loss).
For the three months ended March 31, 2023, the Company also incurred certain maintenance costs related to impaired facilities and non-capitalizable implementation costs related to replacement of the Company’s legacy enterprise resource planning and reporting software. The Company included such costs in restructuring and other charges on the unaudited condensed consolidated statement of comprehensive income (loss).
For the three months ended March 31, 2024, the Company incurred $0.3 million of restructuring related costs primarily related to Fabrinet transition and certain maintenance costs related to impaired facilities. The Company included such costs in restructuring and other charges on the unaudited condensed consolidated statement of comprehensive income (loss).
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
The following table is a reconciliation of the numerator and denominator in the basic and diluted net loss per share calculation (in thousands, except per share data) for the three months ended March 31, 2024, and 2023:

	Three months ended March 31,
	2024	2023
Net loss	$(18,706)	$(23,817)
Loss from continuing operations	$(13,535)	$(20,035)
Loss from discontinued operations, net of income taxes	$(5,171)	$(3,782)
Weighted average number of shares outstanding:
Basic	37,399	31,045
Dilutive effect of equity based awards and warrants	—	—
Diluted	37,399	31,045
Net loss per share - basic
Continuing operations	$(0.36)	$(0.65)
Discontinued operations	$(0.14)	$(0.12)
Net loss per share - diluted
Continuing operations	$(0.36)	$(0.65)
Discontinued operations	$(0.14)	$(0.12)
The following table sets forth potential common stock that is not included in the diluted net loss per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands):

	Three months ended March 31,
	2024	2023
Outstanding stock options	1,268	563
Unvested restricted stock units	8,017	500
Outstanding Warrants	6,100	—

(12) Leases
The Company leases certain properties and buildings (including manufacturing facilities, warehouses, and office spaces) and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists of operating leases which expire at various dates through 2028.
Assets and liabilities related to operating leases are included in the consolidated balance sheets as right-of-use assets from operating leases, operating lease liabilities - current and operating lease liabilities - non-current. The Company recognizes minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company amortizes this expense over the term of the lease beginning with the date of initial possession, which is the date the lessor makes an underlying asset available for use. For the three months ended March 31, 2024, the Company recognized lease expense of $0.5 million. For the three months ended March 31, 2023, the Company recognized lease expense of $0.6 million.
The following table presents the Company's future contractual rent obligations as of March 31, 2024 (in thousands):

Remainder of 2024	$2,136
2025	1,953
2026	1,199
2027	956
2028	692
Total operating lease payments	6,936
Less: imputed interest	(380)
Total operating lease liabilities	$6,556
(13) Commitments and Contingencies
Plume
On October 10, 2022, Plume Design, Inc. (“Plume”) filed suit against DZS in the Superior Court of the State of Delaware, alleging that DZS breached a reseller contract with Plume and seeking $24.75 million in damages. The parties have completed briefing on dispositive motions, and a trial is currently set for October 7, 2024. DZS intends to vigorously defend this lawsuit.
Class Action
In June and August of 2023, DZS shareholders filed three putative securities class actions related to DZS’s June 1, 2023, Form 8-K announcing the Company’s intention to restate its financial statements for the first quarter of 2023.  Each suit was filed in the Eastern District of Texas.  All three cases allege violations of Sections 10(b) and 20(a) of the Exchange Act against DZS, its Chief Executive Officer and its Chief Financial Officer. The cases are: (1) Shim v. DZS et al., filed June 14, 2023; (2) Link v. DZS et al., filed June 27, 2023; and (3) Cody v. DZS et al., filed August 9, 2023.
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
On June 3, 2024, counsel for a shareholder of the Company sent the Company a demand for certain books and records related to events related to the Company’s June 1, 2023, Form 8-K. The demand was made pursuant to Section 220 of the Delaware General Corporation Law. While the Company does not concede the demand is proper, it has produced certain records to the shareholder.

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
(14) Income Taxes
Income tax expense for the three months ended March 31, 2024 was approximately $1.1 million on pre-tax loss of $12.4 million. Income tax expense for the three months ended March 31, 2023 was approximately $2.5 million on pre-tax loss of $17.6 million.
As of March 31, 2024, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in North America, and EMEA, mandatory R&D expense capitalization in the U.S., and foreign and state income tax rate differentials. Consistent with the prior periods, the Company continued to maintain valuation allowances in North America and EMEA.
The total amount of unrecognized tax benefits, including interest and penalties, as of March 31, 2024 was $5.2 million. There were no significant changes to unrecognized tax benefits during the three months ended March 31, 2024. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months
(15) Enterprise-Wide Information
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
The Company's property, plant and equipment, net of accumulated depreciation, were located in the following geographical areas (in thousands) as of March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023
United States	$2,550	$2,838
Germany	120	144
Other	131	126
	$2,801	$3,108
(16) Subsequent Events
On May 3, 2024, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Casa Communications Holdings Pty Ltd, a private limited company registered in New South Wales, Australia (the “Seller”). Pursuant to the Share Purchase Agreement, the Company acquired all of the issued and outstanding share capital of NetComm Wireless Pty Ltd, a private limited company registered in New South Wales, Australia (“NetComm”) for a purchase price of approximately $8.1 million paid in cash. The purchase price also included a contingent consideration component based on the satisfaction of certain revenue thresholds for the period from January 1, 2024, to December 31, 2024. The maximum contingent consideration payable from the Company to the Seller is $3.0 million. The acquisition closed on June 1, 2024.
On May 31, 2024, the Company, as borrower, entered into a Loan Agreement (the “EdgeCo Second Loan Agreement”) with EdgeCo, LLC, as lender. Pursuant to the EdgeCo Second Loan Agreement, the Company received a three-year term loan in an aggregate principal amount equal to $15.0 million. The principal amount of the Loan is payable on May 31, 2027, and bears interest at a fixed rate of 13.0% per annum. In connection with the EdgeCo Second Loan Agreement, (i)

the Company extended the maturity date of the amounts owed under the EdgeCo Loan Agreement to May 31, 2027 and (ii) the Company also entered into a Warrant Agreement (the “Second Warrant Agreement”), dated as of May 31, 2024, by and between the Company and EdgeCo, that issued a warrant to EdgeCo to subscribe for 6,100,000 shares of Common Stock at an exercise price of $0.9095 per share. The loan was primarily used to finance the acquisition of NetComm and provide working capital to NetComm.

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
OVERVIEW
We are a global provider of access and optical networking infrastructure and artificial intelligence ("AI") driven cloud software solutions that enable the emerging hyper-connected, hyper-broadband world and broadband experiences. The Company provides a wide array of reliable, cost-effective networking technologies and cloud software to a diverse customer base.
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
•Optical Edge. Our DZS Chronos and DZS Saber portfolios provide robust, manageable and scalable solution for mobile operators and service providers that enable them to modularly upgrade their edge transport to up to 400 gigabits per second (400 Gbps) speed as well as provide mobile fronthaul/midhaul/backhaul (“xHaul”) systems capable of supporting the transport needs for fifth generation wireless technologies (“5G”) and beyond. Our Saber solutions are 5G-ready xHaul and coherent optics capable and are open, software-defined, and field proven. Our mobile xHaul and edge transport products may be collocated at the radio access node base station and can aggregate multiple radio access node base stations into a single backhaul for delivery of mobile traffic to the radio access node network controller or be leveraged as transport vehicles for FTTx deployments. Our products support pure Ethernet switching as well as layer 3 IP and Multiprotocol Label Switching (“MPLS”), and we interoperate with other vendors in these networks. The Saber portfolio also provides high bandwidth optical transport and services, enabling service providers to push high bandwidth transport closer to their subscribers near the edge of their networks. Complementary to the growth of high bandwidth technologies like XGS-PON and 5G mobile at the access edge, Saber products leverage environmentally hardened dense wavelength-division multiplexing (DWDM) coherent optics to deliver transport bandwidth speeds from 100 Gbsaps to 400 Gbps over long distances that can be necessary to support advanced access and mobile technologies. Some DZS Saber platforms also provide additional feature such as multi-degree colorless directionless contentionless (CDC) FlexGrid reconfigurable optical add-drop multiplexer (ROADM) functionality, which allows service providers to easily adjust to changing network traffic demands.
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
•On June 1, 2024, the Company completed an acquisition of NetComm Wireless Pty Ltd, a private limited company registered in New South Wales, Australia (“NetComm”) (the "NetComm Acquisition"). In conjunction with the NetComm Acquisition, the Company expanded its product portfolio by adding NetComm’s Fiber Extension, Connected Home, Fixed Wireless Access (“FWA”) and Industrial Internet of Things (“IioT”) products.
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

RECENT DEVELOPMENTS
On January 5, 2024, the Company and DZS California Inc. (“DZS California”), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with DASAN Networks, Inc. (“DNI”). Pursuant to the Stock Purchase Agreement, DZS California sold to DNI all of the equity interests in DASAN Network Solutions, Inc., a Korean company (“DNS Korea”), D-Mobile Limited, a Chinese company, DZS Vietnam Company Limited, a Vietnamese company, Dasan India Private Limited, an Indian company, and DZS Japan, Inc., a Japanese company . The purchase price for the divestiture consisted of $3.8 million cash, net of certain adjustments, and the elimination of approximately $34 million in debt owed to DNI as of the transaction date. DNI also assumed all DNS Korea's debt obligations to foreign banks outstanding as of the transaction date. The Asia Sale closed on April 5, 2024. Refer to Note 2 Assets and Liabilities Held for Sale and Discontinued Operations, in the Notes to Unaudited Condensed Consolidated Financial Statements, for more detail about the Asia Sale and agreements with divested entities.
RESULTS OF OPERATIONS
The table below presents the historical consolidated statement of comprehensive loss as a percentage of revenues and period-over-period changes (dollars in thousands).

	Three Months Ended March 31,
	2024	% of net revenue	2023	% of net revenue	Increase (Decrease)
Net revenue	$27,667	100%	$44,367	100%	(37.6)%
Cost of revenue	15,054	54%	27,202	61%	(44.7)%
Gross profit	12,613	46%	17,165	39%	(26.5)%
Operating expenses:
Research and product development	7,034	26%	9,601	22%	(26.7)%
Selling, marketing, general and administrative	14,993	54%	19,579	44%	(23.4)%
Restructuring and other charges	288	1%	4,152	9%	(93.1)%
Amortization of intangible assets	1,190	4%	1,271	3%	(6.4)%
Total operating expenses	23,505	85%	34,603	78%	(32.1)%
Operating loss	(10,892)	(39)%	(17,438)	(39)%	(37.5)%
Interest expense, net	(1,213)	(5)%	(626)	(1)%	93.8%
Other income (expense), net	(324)	(1)%	481	1%	(167.4)%
Loss from continuing operations before income taxes	(12,429)	(45)%	(17,583)	(39)%	(29.3)%
Income tax provision	1,106	4%	2,452	6%	(54.9)%
Net loss from continuing operations	(13,535)	(49)%	(20,035)	(45)%	(32.4)%
Loss from discontinued operations, net of tax	(5,171)	(19)%	(3,782)	(9)%	36.7%
Net loss	$(18,706)	(68)%	$(23,817)	(54)%	(21.5)%

Net Revenue
The following table presents our revenues by product technology (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Increase (Decrease)
Access Networking Infrastructure	$20,232	$35,005	(42.2)%
Cloud Software & Services	7,435	9,362	(20.6)%
Total	$27,667	$44,367	(37.6)%

Our revenue from sales of access networking infrastructure products includes Access Edge, Optical Edge, and Subscriber Edge network solutions. Our cloud software and services revenue represent revenue from our Cloud Software solutions including DZS Xtreme, Expresse and CloudCheck software, and revenue from maintenance and other professional services associated with product shipments.
For the three months ended March 31, 2024, access networking infrastructure revenue decreased by 42.2% or $14.8 million to $20.2 million from $35.0 million in the same period last year. The decrease was primarily attributable to lower spending levels from our major customers in EMEA and Americas. The decrease in cloud software and services revenue for the three months ended March 31, 2024, was primarily due to the decreased product and software sales.
The following table presents our revenues by geographical concentration (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Increase (Decrease)
Americas	$15,957	$24,966	(36.1)%
Europe, Middle East, Africa	10,823	18,054	(40.1)%
Asia	887	1,347	(34.1)%
Total	$27,667	$44,367	(37.6)%
Our geographic diversification reflects the combination of market demand, a strategic focus on capturing market share through new customer wins and new product introductions.
The decrease in net revenue for the three months ended March 31, 2024, was attributable to decreased revenue in EMEA and Americas driven by decreased spending levels from our major customers.
For the three months ended March 31, 2024, one customer accounted for 13% of net revenue. For the three months ended March 31, 2023, one customer accounted for 15% of net revenue.
We anticipate that our results of operations in any given period may depend to a significant extent on sales to a small number of large customers. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.
Cost of Revenue and Gross Profit
Total cost of revenue decreased by 44.7% to $15.1 million for the three months ended March 31, 2024, compared to $27.2 million for the three months ended March 31, 2023. Total cost of revenue was 54.4% of net revenue for the three months ended March 31, 2024, compared to 61.3% of net revenue for the three months ended March 31, 2023, which resulted in an increase in gross profit percentage to 45.6% for the three months ended March 31, 2024, from 38.7% for the three months ended March 31, 2023.
The decrease in total cost of revenue was primarily due to the decrease in sales volume. The gross profit percentage increase was primarily due to the change in number and mix of products sold.
Operating Expenses
Research and Product Development Expenses: Research and product development expenses include personnel costs, outside contractor and consulting services, depreciation on lab equipment, costs of prototypes and overhead allocations.
Research and product development expenses decreased by 26.7% to $7.0 million for the three months ended March 31, 2024, compared to $9.6 million for the three months ended March 31, 2023. The decrease for the three months ended March 31, 2024, was primarily due to certain cost saving initiatives started by the Company in the third quarter of 2023.
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
Selling, marketing, general and administrative expenses decreased by 23.4% to $15.0 million for the three months ended March 31, 2024, compared to $19.6 million for the three months ended March 31, 2023. The decrease for the three months ended March 31, 2024, was primarily due to certain cost saving initiatives started by the Company in the third quarter of 2023.

Restructuring and Other Charges: Restructuring and other charges for the three months ended March 31, 2024, and March 31, 2023 primarily related to the strategic decision to outsource manufacturing from the Company's Seminole, Florida facility to Fabrinet. Restructuring and other charges for the three months ended March 31, 2024, decreased since the transition to Fabrinet was substantially completed in 2023. See Note 10 Restructuring and Other Charges of the Notes to Unaudited Condensed Consolidated Financial Statements, for further information.
Interest Expense, net: Interest expense, net relates mainly to earnings from our cash and cash equivalents, interest expense associated with the credit facilities and amortization of debt discount and debt issuance costs associated with obtaining such credit facilities. For the three months ended March 31, 2024, the Company recorded $1.2 million of interest expense, net. For the three months ended March 31, 2023, the Company recorded $0.6 million of interest expense, net.
Other Income (Expense), net: Other income (expense), net relates mainly to realized and unrealized foreign currency exchange gains and losses. For the three months ended March 31, 2024, the Company recorded $0.3 million of other expense, net. For the three months ended March 31, 2023, the Company recorded $0.5 million of other income, net, respectively. The change in other income (expense), net was primarily due to foreign currency exchange rates fluctuation during the above periods.
Income Tax Provision: Income tax expense for the three months ended March 31, 2024 was approximately $1.1 million on pre-tax loss of $12.4 million Income tax expense for the three months ended March 31, 2023 was approximately $2.5 million on pre-tax loss of $17.6 million. As of March 31, 2024, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in North America, and EMEA, mandatory R&D expense capitalization in the U.S., and foreign and state income tax rate differentials. Consistent with the prior periods, the Company continued to maintain valuation allowances in North America and EMEA
Loss from discontinued operations, net of tax: Loss from discontinued operations, net of tax increased by 36.7% to $5.2 million for the three months ended March 31, 2024, compared to $3.8 million for the three months ended March 31, 2023. The increase of loss from discontinued operations, net of tax for the three months ended March 31, 2024, was primarily due a decrease of gross profit due to the change in number and mix of products sold in Asia region.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to Note 1 Organization and Summary of Significant Accounting Policies in the Notes to our Audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by Note 1 Organization and Summary of Significant Accounting Policies of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Our operations are financed through a combination of our existing cash, cash equivalents, available credit facilities, and issuance of equity or debt instruments, based on our operating requirements and market conditions.
The following table summarizes the information regarding our cash and cash equivalents and working capital (in thousands):

	March 31, 2024	December 31, 2023
Unrestricted cash and cash equivalents	$2,636	$13,822
Working capital	$4,786	$5,609
As of March 31, 2024, we had $4.8 million of working capital and $2.6 million in unrestricted cash and cash equivalents, which included $1.6 million in cash balances held by our international subsidiaries. As of March 31, 2024, the Company's total debt obligation was $7.6 million net of unamortized debt discount and deferred issuance cost of $7.2 million and $0.2 million, respectively.
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
The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Three months ended March 31,
	2024	2023
Net cash used in operating activities from continuing operations	$(20,352)	$(10,265)
Net cash used in investing activities from continuing operations	(74)	(3,869)
Net cash provided by financing activities from continuing operations	9,892	7,478
Net cash used in discontinued operations	(1,783)	(888)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(712)	96
Net change in cash, cash equivalents and restricted cash	$(13,029)	$(7,448)
Cash, cash equivalents and restricted cash at beginning of period	$20,909	$38,464
Cash, cash equivalents and restricted cash at end of period	$7,880	$31,016
Operating Activities
Net cash used in operating activities from continuing operations increased by $10.1 million to $20.4 million for the three months ended March 31, 2024 from net cash used in operating activities of $10.3 million for the three months ended March 31, 2023. The increase in cash used in operating activities was primarily due to a payment of certain liabilities primarily related to Fabrinet transition and restatement of financial statements.
Investing Activities
Net cash used in investing activities totaled $0.1 million for the three months ended March 31, 2024 and consisted primarily of cash used to purchase property and equipment. This is in comparison to net cash used in investing activities of $3.9 million for the three months ended March 31, 2023, which consisted primarily of intra-group loan to discontinued operations partially offset by cash received from the sale of manufacturing equipment as part of transition to Fabrinet partially offset by
Financing Activities
Net cash provided by financing activities totaled $9.9 million for the three months ended March 31, 2024 and consisted primarily of net proceeds from the private placement of shares. This is in comparison to net cash provided by financing activities of $7.5 million for the three months ended March 31, 2023, which consisted primarily of borrowing under the JPM Revolving Credit Facility.
Discontinued operations
Net cash used in discontinued operations increased by $0.9 million to $1.8 million for the three months ended March 31, 2024 from net cash used in discontinued operations of $0.9 million for the three months ended March 31, 2023. The increase in cash used in discontinued operations was primarily due to change in net working capital of discontinued operations.
Cash Management
Our primary source of liquidity comes from our cash, cash equivalents and restricted cash, which totaled $3.9 million at March 31, 2024. Our cash, cash equivalents and restricted cash as of March 31, 2024 included $1.7 million held by our international subsidiaries.
Debt Facilities
As of March 31, 2024. the Company's debt obligation under the EdgeCo Loan Agreement was $7.6 million net of unamortized debt discount and deferred issuance cost of $7.2 million and $0.2 million, respectively. Refer to Note 8 Debt, in the Notes to Unaudited Condensed Consolidated Financial Statements, for more detail about our current and past debt obligations. As of March 31, 2024, the Company's debt obligation also included a total of $34.0 million of the related party borrowings from DNI and $20.8 million of short-term obligations under the financing arrangements with foreign banks and other lending institutions, which were included into our liabilities held for sale. Refer to Note 2 Assets and Liabilities Held for Sale and Discontinued Operations, in the Notes to Unaudited Condensed Consolidated Financial Statements.

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
Our accounts receivable represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of March 31, 2024, two customers represented 19% and 13% of net accounts receivable, respectively. Net accounts receivable from customers in countries other than the United States represented 68% of such receivables. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt obligations.
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
Debt obligations
Future debt obligations include scheduled principal repayments, and associated interest payments which may vary based on changes in market interest rates. See Note 8 Debt to Unaudited Condensed Consolidated Financial Statements for further information regarding our debt obligations.

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
As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. In the course of the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024, due to the existence of unremediated material weaknesses in internal control over financial reporting described below.

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

Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of March 31, 2024, as a result of material weaknesses in the following areas:

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

Changes in Internal Control over Financial Reporting
Except for the material weaknesses described above, no other change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In addition to the matters discussed above and the Notice discussed in Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements, from time to time, the Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company records an accrual for legal contingencies that it has determined to be probable to the extent that the amount of the loss can be reasonably estimated. The Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations and cash flows of the reporting period in which the ruling occurs, or future periods.
Item 1A. Risk Factors
A list of factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, “Risk Factors” in the 2023 Form 10-K. There have been no material changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in the 2023 Form 10-K.
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

10.7
Loan Agreement, dated as of December 29, 2023, by and between EdgeCo, LLC and DZS Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 5, 2024).

10.8
Warrant Agreement, dated as of December 29, 2023, by and between EdgeCo, LLC and DZS Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 5, 2024).

10.9
Registration Rights Agreement, dated as of December 29, 2023, by and between EdgeCo, LLC and DZS Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on January 5, 2024).

10.10
Securities Purchase Agreement, dated as of December 29, 2023, by and between DZS Inc. and IV Global Fund No. 4. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on January 5, 2024).

10.11
Amended and Restated Registration Rights Agreement, dated as of January 3, 2024, by and between DZS Inc., DASAN Networks, Inc. and IV Global Fund No. 4. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on January 5, 2024).

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

Date: August 20, 2024
	By:	/s/ Charles Daniel Vogt
	Name:	Charles Daniel Vogt
	Title:	President and Chief Executive Officer

	By:	/s/ Misty Kawecki
	Name:	Misty Kawecki
	Title:	Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian Chesnut
	Name:	Brian Chesnut
	Title:	Chief Accounting Officer
(Principal Accounting Officer)