Form 10-Q
period 2024-06-30
DZS INC.
filed 2024-09-03
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 22, 2024, there were 38,035,977 shares outstanding of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$6,869	$13,822
Restricted cash	1,268	1,280
Accounts receivable - trade, net of allowance for credit losses of $3,937 as of June 30, 2024 and $4,282 as of December 31, 2023	40,162	44,816
Other receivables	691	452
Inventories	80,149	33,113
Contract assets	786	825
Prepaid expenses and other current assets	8,026	7,685
Current assets held for sale	—	94,375
Total current assets	137,951	196,368
Property, plant and equipment, net	3,275	3,108
Right-of-use assets from operating leases	4,581	3,661
Intangible assets, net	27,906	25,065
Other assets	11,680	13,371
Non-current assets held for sale	—	7,808
Total assets	$185,393	$249,381
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$49,059	$46,003
Contract liabilities	13,540	14,945
Operating lease liabilities	2,752	2,732
Accrued and other liabilities	27,710	32,704
Current liabilities held for sale	—	69,427
Total current liabilities	93,061	165,811
Long-term debt	15,674	7,308
Contract liabilities - non-current	2,381	2,834
Operating lease liabilities - non-current	3,819	3,994
Pension liabilities	10,987	11,504
Other long-term liabilities	2,890	1,797
Non-current liabilities held for sale	—	33,574
Total liabilities	128,812	226,822
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, 72,000 shares authorized, 37,748 and 32,122 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	36	31
Preferred stock, $0.001 par value, 25,000 shares authorized and no shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	—	—
Additional paid-in capital	315,308	294,863
Accumulated other comprehensive income (loss)	1,709	(8,447)
Accumulated deficit	(260,472)	(263,888)
Total stockholders’ equity	$56,581	22,559
Total liabilities and stockholders’ equity	$185,393	$249,381
See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$31,066	$30,623	$58,733	$74,990
Cost of revenue	20,627	20,603	35,681	47,805
Gross profit	10,439	10,020	23,052	27,185
Operating expenses:
Research and product development	7,424	9,874	14,458	19,475
Selling, marketing, general and administrative	19,035	18,804	34,028	38,383
Restructuring and other charges	(44)	594	244	4,746
Impairment of long-lived assets	—	499	—	499
Amortization of intangible assets	1,190	1,321	2,380	2,592
Total operating expenses	27,605	31,092	51,110	65,695
Operating loss	(17,166)	(21,072)	(28,058)	(38,510)
Interest expense, net	(1,405)	(882)	(2,618)	(1,508)
Bargain purchase gain	41,544	—	41,544	—
Other income (expense), net	(230)	(146)	(554)	335
Income (loss) from continuing operations before income taxes	22,743	(22,100)	10,314	(39,683)
Income tax provision (benefit)	(330)	504	776	2,956
Net income (loss) from continuing operations	23,073	(22,604)	9,538	(42,639)
Income (loss) from discontinued operations, net of income tax	1,471	(2,232)	(3,319)	(6,015)
Loss on sale of discontinued operations	(2,422)	—	(2,803)	—
Net loss from discontinued operations	(951)	(2,232)	(6,122)	(6,015)
Net income (loss)	22,122	(24,836)	3,416	(48,654)

Foreign currency translation adjustments (a)	(475)	(1,204)	(1,795)	(3,093)
Reclassification of foreign currency translation adjustments to net income as a result of discontinued operations	12,023	—	12,023	—
Actuarial loss	(34)	(62)	(72)	(122)
Comprehensive income (loss)	$33,636	$(26,102)	$13,572	$(51,869)
Net earnings (loss) per share from continuing operations
Basic	$0.61	$(0.72)	$0.25	$(1.37)
Diluted	$0.61	$(0.72)	$0.25	$(1.37)
Net earnings (loss) per share from discontinued operations
Basic	$(0.03)	$(0.07)	$(0.16)	$(0.19)
Diluted	$(0.03)	$(0.07)	$(0.16)	$(0.19)
Weighted average shares outstanding
Basic	37,659	31,222	37,528	31,132
Diluted	38,035	31,222	37,622	31,132
(a)Includes net loss of $0.1 million and $0.4 million on intra-entity foreign currency transactions that are of a long-term investment nature for three and six months ended June 30, 2024. Includes net gain of $0.1 million and $0.2 million on intra-entity foreign currency transactions that are of a long-term investment nature for three and six months ended June 30, 2023.
See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Six months ended June 30, 2024:
Balance as of December 31, 2023	32,122	$31	$294,863	$(8,447)	$(263,888)	$22,559
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	53	—	(33)	—	—	(33)
Private placement of shares	5,435	5	9,920	—	—	9,925
Stock-based compensation	—	—	2,608	—	—	2,608
Net loss	—	—	—	—	(18,706)	(18,706)
Other comprehensive loss	—	—	—	(1,358)	—	(1,358)
Balance as of March 31, 2024	37,610	$36	$307,358	$(9,805)	$(282,594)	$14,995
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	138	—	85	—	—	85
Stock-based compensation	—	—	1,274	—	—	1,274
Issuance of warrants	—	—	6,591	—	—	6,591
Reclassification of foreign currency translation adjustments to net income as a result of discontinued operations	—	—	—	12,023	—	12,023
Net income	—	—	—	—	22,122	22,122
Other comprehensive loss	—	—	—	(509)	—	(509)
Balance as of June 30, 2024	37,748	$36	$315,308	$1,709	$(260,472)	$56,581

Six months ended June 30, 2023:
Balance as of December 31, 2022	30,968	$30	$271,884	$(4,662)	$(128,670)	$138,582
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	134	1	(88)	—	—	(87)
Stock-based compensation	—	—	4,486	—	—	4,486
Net loss	—	—	—	—	(23,818)	(23,818)
Other comprehensive loss	—	—	—	(1,949)	—	(1,949)
Balance as of March 31, 2023	31,102	$31	$276,282	$(6,611)	$(152,488)	$117,214
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	323	—	741	—	—	741
Stock-based compensation	—	—	4,326	—	—	4,326
Net income (loss)	—	—	—	—	(24,836)	(24,836)
Other comprehensive loss	—	—	—	(1,266)	—	(1,266)
Balance as of June 30, 2023	31,425	$31	$281,349	$(7,877)	$(177,324)	$96,179
See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$3,416	$(48,654)
Loss from discontinued operations (net of income tax (benefit))	3,319	6,015
Loss on sale of discontinued operations	2,803	—
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,179	3,891
Impairment of long-lived assets	—	499
Bargain purchase gain	(41,544)	—
Amortization of deferred financing costs	809	175
Stock-based compensation	4,460	7,770
Provision for inventory write-down, net of recoveries	(4,018)	3,262
Provision for credit losses, net of recoveries	(333)	530
Provision for sales returns, net of recoveries	5,696	839
Provision for warranty expense, net of recoveries	(423)	21
Unrealized loss (gain) on foreign currency transactions	557	189
Loss on disposal of property, plant and equipment	—	54
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	6,788	23,095
Other receivable	293	748
Inventories	3,859	(9,717)
Contract assets	40	(14)
Prepaid expenses and other assets	2,107	(802)
Accounts payable	2,027	(7,434)
Contract liabilities	(1,702)	(6,980)
Accrued and other liabilities	(17,967)	(2,930)
Net cash used in operating activities from continuing operations	(26,634)	(29,443)
Net cash used in operating activities from discontinued operations	(9,807)	(6,524)
Net cash used in operating activities	(36,441)	(35,967)
Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment and other assets	—	1,829
Purchases of property, plant and equipment	(245)	(798)
Acquisition of business, net of cash acquired	(7,326)	—
Net cash used in investing activities from continuing operations	(7,571)	1,031
Sale of discontinued operations, net of cash transferred	(35)	—
Net cash used in investing activities from discontinued operations	(99)	(398)
Net cash provided by (used in) investing activities	(7,705)	633
Cash flows from financing activities:
Proceeds from private placement of shares	9,925	—
Proceeds from long-term borrowings	15,000	—
Repayments of long-term borrowings	—	(625)
Proceeds from short-term borrowings and line of credit, net	—	7,000
Payments for debt issue costs	(847)	(197)
Payments of contingent consideration	—	(347)
Proceeds from exercise of stock awards and employee stock plan purchases	52	654
Net cash provided by financing activities from continuing operations	24,130	6,485
Net cash provided by (used in) financing activities from discontinued operations	7,997	2,198
Net cash provided by financing activities	32,127	8,683
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(753)	(1,089)
Net change in cash, cash equivalents and restricted cash	(12,772)	(27,740)
Cash, cash equivalents and restricted cash at beginning of period	20,909	38,464
Cash, cash equivalents and restricted cash at end of period	$8,137	$10,724

Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	$6,869	$7,214
Restricted cash	1,268	66
Cash, cash equivalents and restricted cash held for sale	—	3,444
	$8,137	$10,724

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Continuing Operations:
Interest - bank and trade facilities	$828	$1,402
Interest - related party	$—	$—
Income taxes	$32	$153
Discontinued Operations:
Interest - bank and trade facilities	$187	$—
Interest - related party	$—	$121
Income taxes	$32	$487
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
Operating results of subsidiaries divested in conjunction with the Asia Sale were classified as discontinued operations in the unaudited condensed consolidated statements of comprehensive income (loss) for all periods presented. Assets and liabilities of these subsidiaries were classified as assets and liabilities held for sale of the unaudited condensed consolidated balance sheet as of December 31, 2023.
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

(e) Disaggregation of Revenue
The following table presents revenues by product technology (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Access Networking Infrastructure	$23,612	$20,951	$43,844	$55,956
Cloud Software & Services	7,454	9,672	14,889	19,034
Total	$31,066	$30,623	$58,733	$74,990
The following table present revenues by geographical concentration (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Americas	$11,452	$15,100	$27,409	$40,066
Europe, Middle East, Africa	16,324	14,907	27,147	32,961
Asia, Australia, New Zealand	3,290	616	4,177	1,963
Total	$31,066	$30,623	$58,733	$74,990
(f) Concentration of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash, accounts receivable, and contract assets. Cash, cash equivalents and restricted cash consist of financial deposits and money market accounts principally held by various domestic and international financial institutions with high credit standing. As of June 30, 2024, the Company had cash accounts in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits.
The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, internet service providers, wireless carriers and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for credit losses based on the expected collectability of accounts receivable using historical loss rates adjusted for customer-specific factors and current economic conditions. The Company determines historical loss rates on a rational and systematic basis. The Company performs periodic assessments of its customers’ liquidity and financial condition by analyzing information obtained from credit rating agencies, financial statement review and historical and current collection trends.
Activity under the Company’s allowance for expected credit losses consists of the following (in thousands):

	Six Months Ended June 30,
	2024	2023
Balance at beginning of period	$4,282	$2,971
Charged to expense, net of recoveries	(333)	530
Foreign currency exchange impact	(12)	17
Balance at end of period	$3,937	$3,518
For the three months ended June 30, 2024, one customer accounted for 11% of net revenue. For the six months ended June 30, 2024, no customers accounted for more than 10% of net revenue. For the three and six months ended June 30, 2023, no customer accounted for more than 10% of net revenue.
As of June 30, 2024, one customer represented 15% of net accounts receivable. As of December 31, 2023, one customer represented 10% of net accounts receivable.
As of June 30, 2024 and December 31, 2023, net accounts receivables from customers in countries other than the United States represented 77% and 74%, respectively.

(g) Business Combinations
We account for business combinations using the acquisition method, which requires the identification of the acquirer, the determination of the acquisition date and the allocation of the purchase price paid by the acquirer to the identifiable tangible and intangible assets acquired, the liabilities assumed, including any contingent consideration and any noncontrolling interest in the acquiree at their acquisition date fair values. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Identifiable intangible assets with finite lives are amortized over their expected useful lives. Acquisition-related costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in our consolidated financial statements from the acquisition date .
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
The Company accounts for discontinued operations when there is a disposal of a component group or a group of components that represents a strategic shift that will have a major effect on the Company’s operations and financial results. The Company aggregates the results of operations for discontinued operations into a single line item in the interim condensed consolidated statements of operations and comprehensive income (loss) for all periods presented.
Unless specifically noted otherwise, footnote disclosures reflect the results of continuing operations only. The results of discontinued operations are presented in Note 2 Assets and Liabilities Held for Sale and Discontinued Operations.
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

(2) Assets and Liabilities Held for Sale and Discontinued Operations
During the first quarter of 2024, the Company made a strategic decision to divest certain entities in Asia with the intention, among other things, to focus its market strategy, technology and innovation on the Americas, EMEA and ANZ regions. On January 5, 2024, the Company and DZS California Inc. (“DZS California”), a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with DASAN Networks, Inc. (“DNI”). Pursuant to the Stock Purchase Agreement, DZS California sold to DNI all of the equity interests in DASAN Network Solutions, Inc., a Korean company (“DNS Korea”), D-Mobile Limited, a Taiwan company, DZS Vietnam Company Limited, a Vietnamese company, Dasan India Private Limited, an Indian company, and DZS Japan, Inc., a Japanese company (the “Asia Sale”). The purchase price for the divestiture consisted of $3.8 million cash, net of certain adjustments, and the elimination of approximately $34.3 million in debt and interest owed to DNI as of the transaction date. DNI also assumed all DNS Korea's debt obligations to foreign banks outstanding as of the transaction date. The Asia Sale closed on April 5, 2024.
As of June 30, 2024, DNI owns approximately 24.1% of the outstanding shares of the Company's common stock.
The disposition of the operations represented a major strategic shift in the business and met the criteria of discontinued operations. The Company has classified the assets and liabilities of the Asia business as held for sale as of December 31, 2023.
Income (loss) from discontinued operations, net of tax and the loss on the sale of discontinued operations, net of tax, of the Asia business, which is presented in total in the Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023, respectively, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$178	$29,725	$25,502	$55,171
Cost of revenue (reversal) (a)	(132)	22,780	21,069	42,896
Gross profit	310	6,945	4,433	12,275
Operating expenses (reversal) (a)	(690)	9,432	7,730	19,884
Operating gain (loss) from discontinued operations	1,000	(2,487)	(3,297)	(7,609)
Interest expense, net	—	(161)	(981)	(329)
Other income, net	—	256	959	502
Income (loss) from discontinued operations before income taxes	1,000	(2,392)	(3,319)	(7,436)
Income tax benefit	(471)	(160)	—	(1,421)
Loss on sale of discontinued operations	2,422	—	2,803	—
Net loss from discontinued operations	$(951)	$(2,232)	$(6,122)	$(6,015)
(a)Includes reversal of previously recognized compensation cost for equity-based awards forfeited in conjunction with Asia Sale.
For each of the three and six months ended June 30, 2024, net revenue and cost of revenue from discontinued operations included $0.4 million and $0.3 million of related party transactions with DNI, respectively. For the three months ended June 30, 2023, net revenue and cost of revenue from discontinued operations each included $0.1 million related party transactions with DNI. For the six months ended June 30, 2023, net revenue and cost of revenue from discontinued operations included $0.3 million and $0.2 million of related party transactions with DNI, respectively.

The following table presents the amounts reported in the Unaudited Condensed Consolidated Balance Sheets as held for sale related to the APAC assets as of December 31, 2023 (in thousands).

December 31, 2023
Assets
Current assets:
Cash, cash equivalents and restricted cash	$5,657
Accounts receivable - trade, net of allowance for credit losses	25,661
Other receivables	12,765
Inventories	49,114
Prepaid expenses and other current assets	1,178
Total current assets of discontinued operations	94,375
Property, plant and equipment, net	2,615
Right-of-use assets from operating leases	3,475
Intangible assets, net	419
Other assets	1,299
Total assets of discontinued operations	$102,183
Liabilities
Current liabilities:
Accounts payable - trade	$37,911
Short-term debt – bank, trade facilities and secured borrowings	19,633
Contract liabilities	1,041
Operating lease liabilities	1,858
Accrued and other liabilities	8,984
Total current liabilities of discontinued operations	69,427
Long-term debt	30,600
Contract liabilities - non-current	878
Operating lease liabilities - non-current	1,617
Other long-term liabilities	479
Total liabilities of discontinued operations	$103,001
As of December 31, 2023, the held for sale liabilities included a total of $30.6 million of the related party borrowings from DNI. The respective borrowings were settled in conjunction with the Asia Sale.
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
Master Services Agreement
The Company and DNS entered into master service agreements pursuant to which each party can use the other party to provide services, parts and licensed software to support customers in the specific regions. The party acting as the vendor will be eligible for payment for such services. The term of the agreement is one year and will be automatically renewed for an additional 12-month term, unless the other party provides notice of non-renewal 60 days prior to renewal.
(3) Business Combinations
NetComm Acquisition
On June 1, 2024 (the “Closing Date”), the Company completed the acquisition of all the issued and outstanding equity of NetComm Wireless Pty Ltd and its subsidiary (collectively “NetComm”) from Casa Communications Holdings Pty Ltd (“Casa Communications”) for a combination of cash and contingent consideration (the "NetComm Acquisition"). NetComm is a leading broadband networking innovator in the 5G fixed wireless, home broadband, fiber-extension and IoT technology domains. NetComm serves communications service providers and enterprise customers in the United States, Canada, Latin America, Europe, Australia, and New Zealand and is headquartered in Sydney, Australia. The primary driver for the acquisition was to expand its product portfolio and accelerate growth opportunities in foreign markets.
Pursuant to the terms of the Share Purchase Agreement with Casa Communications, all rights, titles, and interests in the shares of NetComm were acquired for approximately $8.1 million in cash in addition to contingent consideration, determined based on the revenues from existing, agreed-upon customers during the year ended December 31, 2024. The contingent consideration in this arrangement includes future cash payments of varying amounts based on the 2024 revenue thresholds achieved, starting at $75 million, with a maximum payout of $3.0 million. This contingent consideration was determined to be liability-classified, as it is settled solely in cash, and the fair value of the contingent consideration as of the Closing Date, approximately $0.1 million, was determined using the income approach, specifically a Monte-Carlo simulation, a Level 3 fair value approach due to the lack of relevant market activity and significant management judgment, which used the following significant assumptions: projected financial information, volatility (30.0%), discount rate (12.1%), risk-free rate (5.4%), and cost of debt (13.5%). The Company will be required to remeasure this liability to fair value quarterly with any changes in the fair value recorded in income until the final payment is made.
The acquisition was accounted for as a business combination under ASC 805, Business Combinations, with the Company identified as the acquirer. In accordance with the acquisition method of accounting, the purchase price has been assigned to the assets acquired, and the liabilities assumed, based on their estimated fair value at the acquisition date. In connection with the acquisition, the Company incurred acquisition-related costs of $0.6 million, which were expensed in the consolidated statement of operations for the six months ended June 30, 2024.

As of June 30, 2024, the purchase price allocation for the acquisition is provisional, pending the completion of management’s review of the valuation of the acquired intangible assets, determination of the associated income tax impacts, and determination of the final bargain purchase gain.
The table below sets forth the consideration paid, the provisional fair value of the assets acquired and liabilities assumed, and the estimated bargain purchase gain for the acquisition (in thousands):

Consideration Paid
Cash	$8,146
Contingent consideration	81
Total Consideration	$8,227

Assets acquired and liabilities assumed
Cash and cash equivalents	$820
Accounts receivable	2,499
Inventories	47,109
Prepaid expenses and other current assets	463
Property, plant and equipment, net	726
Intangible assets:
Trade name	480
Developed technology	2,960
In-process research and development	710
Customer relationships	1,070
Bargain purchase gain	(41,544)
Right-of-use assets from operating leases	961
Total assets	$16,254

Accrued liabilities	2,190
Due to seller	3,319
Deferred revenue	26
Lease liability	952
Other non-current liabilities	1,540
Total liabilities	$8,027
Total net assets	$8,227
The fair value of certain working capital items, including accounts receivable, prepaid expenses and other current assets, and the other non-current liability approximates their respective carrying values at the date of the acquisition. Pursuant to the terms of the Share Purchase Agreement with Casa Communications, certain working capital items remain with Casa Communications, and any amounts collected or paid as a result of these items are to be remitted or collected from Casa Communications in the post-combination period. As a result, a due to seller has been recognized in the consolidated balance sheet as of June 6, 2024 with the net expected amount to be repaid to Casa Communications as a result of this arrangement.
The Company has adopted ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which created an exception to the recognition and measurement principles of ASC 805, Business Combinations, for the Company’s contract assets and liabilities, including deferred revenue, resulting in the carryover of the historical amounts determined in accordance with ASC 606, Revenue from Contracts with Customers, rather than fair value.

The fair value of the fixed assets was determined to be commensurate with their carrying value. The fair value of the trade name, developed technology, and in-process research and development ("IPR&D") was determined using the income approach, specifically the relief-from-royalty method, which includes the following Level 3 assumptions: percent of revenue attributable to the asset, royalty rate (ranging from 0.5% to 3.0%), income tax rate (30%), and discount rate (ranging from 17.1% to 18.1%). The acquired trade name will be amortized over a two-year period. The acquired developed technology and IPR&D will be amortized over periods ranging from one to three years and five to seven years, respectively.
The fair value of the customer relationships was determined using the income approach, specifically the multi-period excess earnings approach, which includes the following Level 3 assumptions: revenue attribution, margin rates (ranging between 5% to 7%), contributory asset charges (2.9%), income tax rates (30%), and discount rates (18.1%). The acquired customer relationships will be amortized over a two-year period.
At acquisition, the Company recognized a provisional bargain purchase gain of approximately $41.5 million, which was separately recorded in the consolidated statement of operations. The bargain purchase gain represents the amount by which the fair value of the net assets acquired in the acquisition exceeds the fair value of the purchase consideration. The Company determined the bargain purchase gain is appropriate as the sellers were in financial distress and the NetComm business was acquired out of bankruptcy.
Unaudited pro forma condensed combined financial information
Included in the Company’s consolidated statement of income for the quarter-ended June 30, 2024 are revenue and net income of NetComm of $4.2 million and $0.4 million, respectively, from June 1, 2024 through June 30, 2024. The following table presents certain provisional unaudited pro forma financial information for the three months ended June 30, 2024 as if the NetComm acquisition had occurred on January 1, 2024, including recognition of the estimated bargain purchase gain of $41.5 million. Additional adjustments include the amortization of certain estimated fair value adjustments related to intangible assets acquired.
The Company expects to achieve operating cost savings and other business synergies resulting from the acquisition that are not reflected in the pro forma amounts. The provisional pro forma information is not necessarily indicative of the historical results of operations had the acquisition occurred on January 1, 2024 nor is it indicative of the results of operations in future periods.

	Combined Pro Forma Results (Unaudited)	Combined Pro Forma Results (Unaudited)
(in thousands)	Year to date June 30, 2024	Year ended December 31, 2023
Revenue	$76,363	$213,434
Net income (loss)	$3,075	$(118,770)
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
The following table reconciles the beginning and ending balances of the Company’s Level 3 contingent liability (in thousands):

	Six Months Ended June 30,
	2024	2023
Balance at beginning of period	$306	$1,156
Initial fair value of contingent liability	81	—
Cash payments	—	(347)
Net change in fair value	33	(214)
Balance at end of period	$420	$595
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company recorded assets acquired and liabilities assumed in conjunction with the NetComm acquisition at their acquisition date fair value, which was determined using primarily level three inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. See Note 3 Business Combinations for further information about significant unobservable inputs used in the fair value measurement.
(5) Cash, Cash Equivalents and Restricted Cash
As of June 30, 2024, and December 31, 2023, the Company's cash, cash equivalents and restricted cash consisted of financial deposits. Cash, cash equivalents and restricted cash held within the U.S. totaled $3.3 million and $13.4 million as of June 30, 2024, and December 31, 2023, respectively. Cash, cash equivalents and restricted cash held within the U.S. are held at FDIC insured depository institutions. Cash, cash equivalents and restricted cash held outside the U.S. totaled $4.9 million and $1.7 million as of June 30, 2024, and December 31, 2023, respectively. Restricted cash consisted primarily of cash collateral for letters of credit.
(6) Balance Sheet Details
Balance sheet detail as of June 30, 2024 and December 31, 2023 is as follows (in thousands):
Inventories

	June 30, 2024	December 31, 2023
Raw materials	$17,831	$18,133
Finished goods	62,318	14,980
Total inventories	$80,149	$33,113
Inventories are stated at the lower of cost or net realizable value, with cost being computed based on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis.
The Company recorded an inventory write-down recovery of $0.2 million and $4.0 million for the three and six period ended June 30, 2024, respectively. The Company recorded a provision for inventory write-down of $2.5 million and $3.3 million for the three and six period ended June 30, 2023, respectively.

Property, plant and equipment

	June 30, 2024	December 31, 2023
Machinery and equipment	$4,332	$3,903
Leasehold improvements	1,590	1,321
Computers and software	1,382	1,302
Furniture and fixtures	1,649	1,656
Construction in progress and other	167	13
	9,120	8,195
Less: accumulated depreciation and amortization	(5,845)	(5,087)
Total property, plant and equipment, net	$3,275	$3,108
Depreciation expense associated with property, plant and equipment for the three and six months ended June 30, 2024 was $0.4 million and $0.8 million, respectively. Depreciation expense associated with property, plant and equipment for the three and six months ended June 30, 2023 was $0.4 million and $1.3 million, respectively.
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

	Six Months Ended June 30,
	2024	2023
Balance at beginning of period	$1,148	$1,401
Assumed with business acquisition	638	—
Charged to cost of revenue	(423)	21
Claims and settlements	—	(51)
Foreign currency exchange impact	(4)	5
Balance at end of period	$1,359	$1,369
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
The opening and closing balances of current and long-term contract assets and contract liabilities related to contracts with customers are as follows:

	Contract assets	Contract liabilities
December 31, 2023	$825	$17,779
June 30, 2024	$786	$15,921
The decrease in contract liabilities during the six months ended June 30, 2024 was primarily due to the revenue recognition criteria being met for previously deferred revenue, partially offset by invoiced amounts that did not yet meet the revenue recognition criteria. The amount of revenue recognized in the six months ended June 30, 2024 and 2023 that was included in the prior period contract liability balance was $9.1 million and $12.0 million, respectively. This revenue consists of services provided to customers who had been invoiced prior to the current period. We expect to recognize approximately 85% of outstanding contract liabilities as revenue over the next 12 months and the remainder thereafter.
The balance of contract cost deferred as of June 30, 2024 and December 31, 2023 was $1.1 million and $1.0 million, respectively. During the six months ended June 30, 2024, the Company recorded $0.2 million in amortization related to contract cost deferred as of December 31, 2023. During the six months ended June 30, 2023, the Company recorded $0.4 million in amortization related to contract cost deferred as of December 31, 2022.

(7) Goodwill and Intangible Assets
Intangible assets consisted of the following (in thousands):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$20,160	$(4,805)	$15,355
Customer backlog	5,100	(1,808)	3,292
Developed technology	11,109	(3,559)	7,550
In-process research and development	1,600	(608)	992
Tradenames	780	(63)	717
Total intangible assets, net	$38,749	$(10,843)	$27,906

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$19,090	$(3,682)	$15,408
Customer backlog	5,100	(1,374)	3,726
Developed technology	8,147	(2,839)	5,308
In-process research and development	890	(519)	371
Tradenames	300	(48)	252
Total intangible assets, net	$33,527	$(8,462)	$25,065
Amortization expense associated with intangible assets for the three and six months ended June 30, 2024 was $1.2 million and $2.4 million, respectively. Amortization expense associated with intangible assets for the three and six months ended June 30, 2023 was $1.3 million and $2.6 million, respectively.
The following table presents the future amortization expense of the Company’s intangible assets as of June 30, 2024 (in thousands):

Remainder of 2024	$3,657
2025	6,744
2026	4,986
2027	3,543
2028	2,513
Thereafter	6,463
Total	$27,906
As of June 30, 2024 and December 31, 2023, the Company's goodwill was fully impaired. The accumulated impairment was $13.6 million as of the end of each period.
(8) Debt
EdgeCo Term Loans
On December 29, 2023, the Company, as borrower, entered into a Loan Agreement (the “EdgeCo Loan Agreement”) with EdgeCo, LLC (“EdgeCo”), as lender. Pursuant to the EdgeCo Loan Agreement, the Company received a three-year term loan in an aggregate principal amount equal to $15.0 million. The principal amount of the loan is payable on December 29, 2026 and bears interest at a fixed rate of 13.0% per annum; provided, however, that in connection with the EdgeCo Second Loan Agreement, the maturity date of the EdgeCo Loan Agreement was extended to May 31, 2027.
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
The EdgeCo Loan Agreement also (i) includes preemptive rights that allow EdgeCo to exercise a right of first refusal in the event the Company decides to seek additional debt financing of up to $15.0 million for additional operating capital or to offer for sale additional unregistered shares of its common stock, par value $0.001 per share, before December 31, 2026 and (ii) in connection with the Warrant Agreement (as defined below), provides EdgeCo with the right to designate a member of the Company’s Board of Directors, in each case subject to certain limitations and exceptions. In particular, EdgeCo’s designation right will terminate upon (x) the payment in full of the loan obligations and (y) its ownership of the Company’s Common Stock being less than 4.9% of the total outstanding Common Stock.
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
The EdgeCo Second Loan Agreement contains various covenants that limit the ability of the Company (and in certain cases, certain of its subsidiaries) to, among other things, enter into any merger or consolidation, incur indebtedness, incur liens, make dividends or stock repurchases, and acquire any businesses (other than a similar business to that of the Company).
The EdgeCo Second Loan Agreement contains events of default that are customary for loans of this type. If an event of default occurs under the Loan Agreement, EdgeCo will be entitled to accelerate and call the unpaid principal balance of the Loan and all accrued interest and to take various actions against the collateral, including by exercising its right to acquire or sell the collateral to satisfy any obligations under the outstanding indebtedness.
The EdgeCo Second Loan Agreement also includes preemptive rights that allow EdgeCo to exercise a right of first refusal in the event the Company decides to seek additional debt financing of up to $15.0 million for additional operating capital or to offer for sale additional unregistered shares of its common stock, par value $0.001 per share (the “Common Stock”), before December 31, 2028.
In connection with the EdgeCo Second Loan Agreement, the Company also entered into (i) a Warrant Agreement (the “Second Warrant Agreement”), dated as of May 31, 2024, by and between the Company and EdgeCo that issued a warrant to EdgeCo to subscribe for 6,100,000 shares of Common Stock at an exercise price of $0.9095 per share, which represents 85% of the closing price of the Common Stock on NASDAQ on April 18, 2024, and (ii) an Amended and Restated Registration Rights Agreement (the “EdgeCo A&R Registration Rights Agreement”), dated as of May 31, 2024, by and between the Company and EdgeCo that provides EdgeCo customary demand and piggyback registration rights for, in the aggregate, the 12,200,000 shares of Common Stock underlying that certain Warrant Agreement, dated as of December 29, 2023, by and between the Company and EdgeCo, and the Warrant Agreement, in the event the warrants are exercised. The warrants were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued pursuant to the private placement exemption from registration thereunder provided by Section 4(a)(2) of the Securities Act. The Company determined the fair value of the warrant using the Black-Scholes option pricing model. The $6.6 million value of the warrant was recognized in stockholders’ equity, as the warrant satisfied all criteria for equity classification under ASC 815. The warrant is not remeasured each reporting period. The amount allocated to the warrant was accounted for as a debt discount and recorded as a reduction of debt obligation.

As of June 30, 2024 , the Company's debt obligation under the EdgeCo Loan Agreements was $15.7 million net of unamortized debt discount and deferred issuance cost of $13.6 million and $0.7 million, respectively. As of December 31, 2023, the Company's debt obligation under the EdgeCo Loan Agreement was $7.3 million net of unamortized debt discount and deferred issuance cost of $7.5 million and $0.2 million, respectively.
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

(9) Employee Benefit Plans
Defined Contribution Plans
The Company maintains a 401(k) plan for its employees in the United States whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company made discretionary contributions to the plan in 2023. For the three and six months ended June 30, 2024, the Company recorded an expense of 0.3 million and $0.5 million, respectively. For the three and six months ended June 30, 2023, the Company recorded an expense of $0.3 million and $0.5 million. respectively.
The Company maintains a defined contribution plan for its employees in Australia. Under the superannuation system, the Company contributes the compulsory percentage of an employee's gross salary into the plan. For the three and six months ended June 30, 2024, the Company recorded an expense of $0.1 million for the plan.
Defined Benefit Plans
The Company sponsors defined benefit plans for its employees in Germany. Defined benefit plans provide pension benefits based on compensation and years of service. The Germany plans were frozen as of September 30, 2003 and have not been offered to new employees after that date. The Company has recorded the underfunded status as of June 30, 2024 and December 31, 2023 as a long-term liability on the unaudited condensed consolidated balance sheets. The accumulated benefit obligation for the plan in Germany was $11.0 million and $11.5 million as of June 30, 2024 and December 31, 2023, respectively. Periodic benefit costs for each of the three and six months ended June 30, 2024 and June 30, 2023 were $0.1 million and $0.2 million, respectively.
The Company holds pension insurance contracts, with the Company as beneficiary, in the amount of $2.0 million and $2.2 millions as of June 30, 2024 and December 31, 2023, respectively, related to individuals under the pension plans. The Company records these insurance contracts based on their cash surrender value at the balance sheet dates. These insurance contracts are classified as other assets on the Company’s unaudited condensed consolidated balance sheet. The Company intends to use any proceeds from these policies to fund the pension plans. However, since the Company is the beneficiary on these policies, these assets have not been designated pension plan assets.
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
For the three and six months ended June 30, 2024, restructuring related costs primarily related to Fabrinet transition and certain maintenance costs related to impaired facilities. The Company included such costs in restructuring and other charges on the unaudited condensed consolidated statement of comprehensive income (loss).

(11) Net Earnings (Loss) Per Share
Basic net earnings (loss) per share is computed by dividing the net earnings (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share gives effect to common stock equivalents; however, potential common stock equivalents are excluded if their effect is antidilutive. Potential common stock equivalents are composed of incremental shares of common stock issuable upon the exercise of stock options and warrants and the vesting of restricted stock units. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same.
The following table is a reconciliation of the numerator and denominator in the basic and diluted net earnings (loss) per share calculation (in thousands, except per share data) for the three and six months ended June 30, 2024, and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income (loss)	$22,122	$(24,836)	$3,416	$(48,654)
Income (loss) from continuing operations	$23,073	$(22,604)	$9,538	$(42,639)
Loss from discontinued operations, net of income taxes and loss on sale of discontinued operations	$(951)	$(2,232)	$(6,122)	$(6,015)
Weighted average number of shares outstanding:
Basic	37,659	31,222	37,528	31,132
Dilutive effect of equity based awards and warrants	376	—	94	—
Diluted	38,035	31,222	37,622	31,132
Net earnings (loss) per share - basic
Continuing operations	$0.61	$(0.72)	$0.25	$(1.37)
Discontinued operations	$(0.03)	$(0.07)	$(0.16)	$(0.19)
Net earnings (loss) per share - diluted
Continuing operations	$0.61	$(0.72)	$0.25	$(1.37)
Discontinued operations	$(0.03)	$(0.07)	$(0.16)	$(0.19)
The following table sets forth potential common stock that is not included in the diluted net earnings (loss) per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Outstanding stock options	1,219	1,255	1,244	1,388
Unvested restricted stock units	6,273	2,534	7,063	1,182
Outstanding Warrants	6,100	—	6,100	—
(12) Leases
The Company leases certain properties and buildings (including manufacturing facilities, warehouses, and office spaces) and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists of operating leases which expire at various dates through 2028.
Assets and liabilities related to operating leases are included in the consolidated balance sheets as right-of-use assets from operating leases, operating lease liabilities - current and operating lease liabilities - non-current. The Company recognizes minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company amortizes this expense over the term of the lease beginning with the date of initial possession, which is the date the lessor makes an underlying asset available for use. For the three and six months ended June 30, 2024, the Company recognized lease expense of $0.4 million and 0.9 million, respectively. For the three and six months ended June 30, 2023, the Company recognized lease expense of $0.9 million and 1.5 million, respectively.

The following table presents the Company's future contractual rent obligations as of June 30, 2024 (in thousands):

Remainder of 2024	$1,390
2025	2,337
2026	1,501
2027	956
2028	692
Total operating lease payments	6,876
Less: imputed interest	(305)
Total operating lease liabilities	$6,571
(13) Commitments and Contingencies
Plume
On October 10, 2022, Plume Design, Inc. (“Plume”) filed suit against DZS in the Superior Court of the State of Delaware, alleging that DZS breached a reseller contract with Plume and seeking $24.75 million in damages. The parties have completed briefing on dispositive motions, and we expect trial to be set in the first half of 2025. DZS intends to vigorously defend this lawsuit.
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
(14) Income Taxes
Income tax benefit for the three months ended June 30, 2024 was approximately $0.3 million on pre-tax income of $22.7 million. Income tax expense for the six months ended June 30, 2024 was approximately $0.8 million on pre-tax income of $10.3 million. Income tax expense for the three and six months ended June 30, 2023 was approximately $0.5 million and $3.0 million on pre-tax loss of $22.1 million and $39.7 million, respectively.
As of June 30, 2023, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in North America, and EMEA, mandatory R&D expense capitalization in the U.S., and foreign and state income tax rate differentials. Consistent with the prior periods, the Company continued to maintain valuation allowances in North America and EMEA
As of June 30, 2024, the total amount of unrecognized tax benefits, including interest and penalties, was $5.2 million. There were no significant changes to unrecognized tax benefits during the three months ended June 30, 2024. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months.
(15) Enterprise-Wide Information
The Company is a global provider of hyper-broadband network access solutions and communications platforms deployed by advanced Tier 1, national and regional service providers and enterprise customers. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the Company unit level. Accordingly, the Company is considered to be in a single operating segment. The Company’s chief operating decision maker is the Company’s Chief Executive Officer, who reviews financial information presented on a consolidated basis accompanied with disaggregated revenues by geographic region for purposes of making operating decisions and assessing financial performance.
The Company attributes revenue from customers to individual countries based on location shipped. Refer to Note 1(e) Disaggregation of Revenue for the required disclosures on geographical concentrations and revenues by source.
The Company's property, plant and equipment, net of accumulated depreciation, were located in the following geographical areas (in thousands) as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
United States	$2,364	$2,838
Australia	679	—
Germany	105	144
Other	127	126
	$3,275	$3,108

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
Our solutions and platforms portfolio includes products for Network Edge (Access and Optical), Connectivity, and Cloud Software solutions.
•Network Edge (Access). Our DZS Velocity portfolio offers a variety of solutions for carriers and service providers to connect residential and enterprise customers, either using high-speed fiber. Once our broadband access products are deployed, the service provider can offer voice, high-definition and ultra-high-definition video, highspeed internet access and business class services to their customers. In addition, the switching and routing products we provide in this space offer a high-performance and manageable solution that bridges the gap from carrier access technologies to the core network. DZS “system-on-a-card” technology increases the velocity with which service providers can leap to multi-gigabit services at scale by enabling rapid transition from Gigabit Ethernet Passive Optical Network (“GPON”) to 10 Gigabit Symmetrical Passive Optical Network (“XGS-PON”) and 50 Gigabit Passive Optical Network (“50G PON”) in the future, and Gigabit Ethernet to 10 Gigabit Ethernet via any service port across a range of existing DZS Velocity chassis and 10 gigabit optimized stackable fixed form factor units.

•Network Edge (Optical). Our DZS Saber portfolio provides robust, manageable and scalable solutions for mobile operators and service providers that enable them to modularly upgrade their edge transport to 400 gigabit per second (400 Gbps) speed as well as provide mobile fronthaul/midhaul/backhaul (“xHaul”) systems capable of supporting the transport needs for fifth generation wireless technologies (“5G”) and beyond. Our Saber solutions are 5G-ready xHaul and coherent optical capable and are open, software-defined, and field proven. Our mobile xHaul and edge transport products may be collocated at the radio access node base station and can aggregate multiple radio access node base stations into a single backhaul for delivery of mobile traffic to the radio access node network controller or be leveraged as transport vehicles for FTTx deployments. Our products support pure Ethernet switching as well as layer 3 IP and Multiprotocol Label Switching (“MPLS”), and we interoperate with other vendors in these networks. The Saber portfolio also provides high bandwidth optical transport and services, enabling service providers to push high bandwidth transport closer to their subscribers near the edge of their networks. Complementary to the growth of high bandwidth technologies like XGS-PON and 5G mobile at the access edge, Saber products leverage environmentally hardened dense wavelength-division multiplexing (DWDM) coherent optics to deliver transport bandwidth speeds from 100 Gbps to 400 Gbps over long distances that can be necessary to support advanced access and mobile technologies. Some DZS Saber platforms also provide additional feature such as multi-degree colorless directionless contentionless (CDC) FlexGrid reconfigurable optical add-drop multiplexer (ROADM) functionality, which allows service providers to easily adjust to changing network traffic demands.
•Connectivity. Our DZS Helix connected premises product portfolio, our Aurus fixed wireless access (FWA) products, our fiber extension portfolio, and our industrial internet of things (IIoT) products offer a large collection of solutions at or near the customer premises to enable and facilitate broadband connectivity via Wi-Fi, 4G/5G and Gfast technologies.
◦DZS Helix optical network terminals (“ONTs”) and smart gateway solutions offer an array of connectivity solutions for any fiber to the “x” (“FTTx”) deployment. DZS ONTs and Smart Gateway platforms are designed for high bandwidth services being deployed to the home or business. Our connected premises portfolio consists of indoor/outdoor ONTs and gateways delivering best-in-class data and WiFi throughout the premises to support FTTx applications. The product feature set gives service providers an elegant migration path from legacy to soft switch architectures without replacing ONTs.
◦Aurus FWA products allow service providers to deliver broadband services to customers beyond the economical reach of fiber with powerful, standards-based solutions cost-effectively. These innovative 4G and 5G FWA products deliver network efficiency, quality of service, and a cost-efficient deployment. Our extensive indoor and outdoor FWA product portfolio is designed to address different market requirements and a multitude of use cases. DZS’ installation methodology provides operators advanced installation tools to ensure installation is carried out quickly and efficiently. State-of-the-art installation tools deliver precision installation and lower total cost of ownership, reducing overall installation time on-site and eliminating errors.
◦Our fiber extension portfolio provides ultra-fast broadband, utilizing Gfast technology to deliver fiber-like speeds to multi-unit dwellings (MDUs) and residential homes over the last-hop copper infrastructure already in place; a cost-efficient alternative to a full-fiber deployment. This portfolio consists of reverse-powered Distribution Point Unit (DPUs), that are linked to the existing copper line, and powered by an in-home Network Termination Device (NTD). DZS fiber extension solutions offer advanced remote management, proven interoperability with major OLT brands, extremely flexible installation supporting a wide temperature range and waterproof outdoor housing, and field-proven easy installation.
◦Our IIoT products offer ultra-fast Ethernet-to-Cellular and Wi-Fi connectivity to machines located in harsh environments for enterprises and government entities. These solutions provide 4G/5G connectivity, ultra reliability and low latency, dynamic 5G slicing and remote management of IIoT devices using industry-standard protocols.

•Cloud Software. Our DZS Cloud Software platforms provide software capabilities specifically in the areas of network orchestration, application slicing, automation, analytics, service assurance, and consumer broadband experience. Via our DZS Xtreme solutions we offer a commercial, carrier-grade network-slicing enabled orchestration platform complementing our position with physical network devices supporting Open RAN (“O-RAN”) and 4G/5G networks. Communications service providers are implementing software defined networking (“SDN”) and network functions virtualization (“NFV”) architectures to reduce reliance on proprietary systems and hardware, which increase service agility, flexibility, and deployment of new network services while lowering costs. Our Expresse software solution provides a clear view of multi-vendor, multi-technology access networks for both network and service assurance while monitoring, identifying, diagnosing, and fixing network problems via an AI based recommendation engine. CloudCheck software is an advanced WiFi experience management and analytics solution that enables communications service providers to monitor, manage and optimize home WiFi networks. DZS customers are implementing experience and service assurance solutions to reduce support costs, including specifically the costs of WiFi troubleshooting and truck rolls, improve service performance and customer satisfaction, and ultimately reduce subscriber churn and increase average revenue per user (ARPU).
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
RECENT DEVELOPMENTS
On January 5, 2024, the Company and DZS California Inc. (“DZS California”), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with DASAN Networks, Inc. (“DNI”). Pursuant to the Stock Purchase Agreement, DZS California sold to DNI all of the equity interests in DASAN Network Solutions, Inc., a Korean company (“DNS Korea”), D-Mobile Limited, a Chinese company, DZS Vietnam Company Limited, a Vietnamese company, Dasan India Private Limited, an Indian company, and DZS Japan, Inc., a Japanese company (the “Asia Sale”). The purchase price for the divestiture consisted of $3.8 million cash, net of certain adjustments, and the elimination of approximately $34.3 million in debt owed to DNI as of the transaction date. DNI also assumed all DNS Korea's debt obligations to foreign banks outstanding as of the transaction date. The Asia Sale closed on April 5, 2024.
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
On August 8, 2024, trading of our common stock on Nasdaq was suspended, and we are subject to delisting from trading on Nasdaq.

RESULTS OF OPERATIONS
The tables below presents the historical consolidated statement of comprehensive income (loss) as a percentage of revenues and period-over-period changes (dollars in thousands).

	Three Months Ended June 30,
	2024	% of net revenue	2023	% of net revenue	Increase (Decrease)
Net revenue	$31,066	100%	$30,623	100%	1.4%
Cost of revenue	20,627	66%	20,603	67%	0.1%
Gross profit	10,439	34%	10,020	33%	4.2%
Operating expenses:
Research and product development	7,424	24%	9,874	32%	(24.8)%
Selling, marketing, general and administrative	19,035	61%	18,804	62%	1.2%
Restructuring and other charges	(44)	—%	594	2%	(107.4)%
Impairment of long-lived assets	—	—%	499	2%	(100.0)%
Amortization of intangible assets	1,190	4%	1,321	4%	(9.9)%
Total operating expenses	27,605	89%	31,092	102%	(11.2)%
Operating loss	(17,166)	(55)%	(21,072)	(69)%	(18.5)%
Interest expense, net	(1,405)	(5)%	(882)	(3)%	59.3%
Bargain purchase gain	41,544	135%	—	—%	100.0%
Other income (expense), net	(230)	(1)%	(146)	—%	57.5%
Income (loss) from continuing operations before income taxes	22,743	74%	(22,100)	(72)%	(202.9)%
Income tax provision (benefit)	(330)	(1)%	504	2%	(165.5)%
Net income (loss) from continuing operations	23,073	74%	(22,604)	(74)%	(202.1)%
Income (loss) from discontinued operations, net of income tax	1,471	5%	(2,232)	(7)%	(165.9)%
Loss on sale of discontinued operations	(2,422)	(8)%	—	—%	100.0%
Net loss from discontinued operations	(951)	(3)%	(2,232)	(7)%	(57.4)%
Net income (loss)	$22,122	71%	$(24,836)	(81)%	(189.1)%

	Six Months Ended June 30, 2024
	2024	% of net revenue	2023	% of net revenue	Increase (Decrease)
Net revenue	58,733	100%	74,990	100%	(21.7)%
Cost of revenue	35,681	61%	47,805	64%	(25.4)%
Gross profit	23,052	39%	27,185	36%	(15.2)%
Operating expenses:
Research and product development	14,458	25%	19,475	26%	(25.8)%
Selling, marketing, general and administrative	34,028	58%	38,383	51%	(11.3)%
Restructuring and other charges	244	—%	4,746	7%	(94.9)%
Impairment of long-lived assets	—	—%	499	1%	(100.0)%
Amortization of intangible assets	2,380	4%	2,592	3%	(8.2)%
Total operating expenses	51,110	87%	65,695	88%	(22.2)%
Operating loss	(28,058)	(48)%	(38,510)	(51)%	(27.1)%
Interest expense, net	(2,618)	(5)%	(1,508)	(2)%	73.6%
Bargain purchase gain	41,544	71%	—	—%	100.0%
Other income (expense), net	(554)	(1)%	335	—%	(265.4)%
Income (loss) from continuing operations before income taxes	10,314	17%	(39,683)	(53)%	(126.0)%
Income tax provision	776	1%	2,956	4%	(73.7)%
Net income (loss) from continuing operations	9,538	16%	(42,639)	(57)%	(122.4)%
Loss from discontinued operations, net of income tax	(3,319)	(5)%	(6,015)	(8)%	(44.8)%
Loss on sale of discontinued operations	(2,803)	(5)%	—	—%	100.0%
Net loss from discontinued operations	(6,122)	(10)%	(6,015)	(8)%	1.8%
Net income (loss)	3,416	6%	(48,654)	(65)%	(107.0)%
Net Revenue
The following table presents our revenues by product technology (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
Access Networking Infrastructure	$23,612	$20,951	12.7%	$43,844	$55,956	(21.6)%
Cloud Software & Services	7,454	9,672	(22.9)%	14,889	19,034	(21.8)%
Total	$31,066	$30,623	1.4%	$58,733	$74,990	(21.7)%
Our revenue from sales of access networking infrastructure products includes Network Edge and Connectivity product solutions. Our cloud software and services revenue represents revenue from our Cloud Software solutions including DZS Xtreme, Expresse and CloudCheck software, and revenue from maintenance and other professional services associated with product shipments.
For the three months ended June 30, 2024, access networking infrastructure revenue increased by 12.7% or 2.7 million to $23.6 million from $21.0 million in the same period last year. The increase was primarily attributable to the NetComm Acquisition, which contributed $4.2 million to the net revenue for the period. For the six months ended June 30, 2024, access networking infrastructure revenue decreased by 21.6% or 12.1 million to $43.8 million from $56.0 million in the same period last year. The decrease was primarily attributable to lower spending levels from our major customers in EMEA and Americas partially offset by sales related to the NetComm Acquisition. The decrease in cloud software and services revenue for the three months ended June 30, 2024 was primarily due to the decreased product and software sales.

The following table presents our revenues by geographical concentration (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
Americas	$11,452	$15,100	(24.2)%	$27,409	$40,066	(31.6)%
Europe, Middle East, Africa	16,324	14,907	9.5%	$27,147	$32,961	(17.6)%
Asia, Australia, New Zealand	3,290	616	434.1%	$4,177	$1,963	112.8%
Total	$31,066	$30,623	1.4%	$58,733	$74,990	(21.7)%
Our geographic diversification reflects the combination of market demand, a strategic focus on capturing market share through new customer wins and new product introductions.
The increase in net revenue for the three months ended June 30, 2024 was primarily attributable to increased revenue in Asia, Australia, New Zealand region driven by the NetComm Acquisition. The decrease in net revenue for the six months ended June 30, 2024 was primarily attributable to lower spending levels from our major customers in EMEA and Americas.
For the three months ended June 30, 2024, one customer accounted for 11% of net revenue. For the six months ended June 30, 2024, no customers accounted for more than 10% of net revenue. For the three and six months ended June 30, 2023, no customer accounted for more than 10% of net revenue.
We anticipate that our results of operations in any given period may depend to a significant extent on sales to a small number of large customers. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.
Cost of Revenue and Gross Profit
Total cost of revenue was $20.6 million for each of the three months ended June 30, 2024 and June 30, 2023. Total cost of revenue was 66.4% of net revenue for the three months ended June 30, 2024, compared to 67.3% of net revenue for the three months ended June 30, 2023, which resulted in an increase in gross profit percentage to 33.6% for the three months ended June 30, 2024 from 32.7% for the six months ended June 30, 2023.
Total cost of revenue decreased by 25.4% to $35.7 million for the six months ended June 30, 2024, compared to $47.8 million for the six months ended June 30, 2023. Total cost of revenue was 60.8% of net revenue for the six months ended June 30, 2024, compared to 63.7% of net revenue for the six months ended June 30, 2023, which resulted in an increase in gross profit percentage to 39.2% for the six months ended June 30, 2024 from 36.3% for the six months ended June 30, 2023.
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
Research and product development expenses decreased by 24.8% to $7.4 million for the three months ended June 30, 2024 compared to $9.9 million for the three months ended June 30, 2023. Research and product development expenses decreased by 25.8% to $14.5 million for the six months ended June 30, 2024 compared to $19.5 million for the six months ended June 30, 2023. The decrease for the three and six months ended June 30, 2024 was primarily due to certain cost saving initiatives started by the Company in the third quarter of 2023.
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

Selling, marketing, general and administrative expenses increased by 1.2% to $19.0 million for the three months ended June 30, 2024 compared to $18.8 million for the three months ended June 30, 2023. Selling, marketing, general and administrative expenses decreased by 11.3% to $34.0 million for the six months ended June 30, 2024 compared to $38.4 million for the six months ended June 30, 2023. The decrease for the six months ended June 30, 2024 was primarily due to certain cost saving initiatives started by the Company in the third quarter of 2023.
Restructuring and Other Charges: Restructuring and other charges for the three and six months ended June 30, 2024 and 2023 primarily related to the strategic decision to outsource manufacturing from the Company's Seminole, Florida facility to Fabrinet. Restructuring and other charges for the three and six months ended June 30, 2024 decreased since the transition to Fabrinet was substantially completed in 2023. See Note 10 Restructuring and Other Charges of the Notes to Unaudited Condensed Consolidated Financial Statements, for further information.
Impairment of Long-Lived Assets: During the second quarter of 2023, the Company recorded an impairment charge of $0.5 million for the right-of use assets from operating leases in connection with vacating a part of its office space in Plano, Texas, following the reduction in administrative personnel. No impairment changes were recorded for the three and six months ended June 30, 2024.
Interest Expense, net: Interest expense, net relates mainly to earnings from our cash and cash equivalents, interest expense associated with the debt arrangements and amortization of debt discount and debt issuance costs associated with obtaining such debt arrangements. For the three and six months ended June 30, 2024, the Company recorded $1.4 million and $2.6 million of interest expense, net. For the three and six months ended June 30, 2023, the Company recorded $0.9 million and $1.5 million of interest expense, net.
Bargain purchase gain: In conjunction with NetComm Acquisition, the Company recognized a bargain purchase gain of approximately $41.5 million, which represents the amount by which the fair value of the net assets acquired in the acquisition exceeds the fair value of the purchase consideration. See Note 3 Business Combinations of the Notes to Unaudited Condensed Consolidated Financial Statements, for further information.
Other Income (Expense), net: Other income (expense) relates mainly to realized and unrealized foreign currency exchange gains and losses. For the three and six months ended June 30, 2024, the Company recorded $0.2 million and 0.6 million of other expense, net. For the three and six months ended June 30, 2023, the Company recorded $0.1 million of other expense, net, and $0.3 million of other income, net, respectively. The change in other income (expense), net was primarily due to fluctuations in foreign currency exchange rates during the above periods.
Income Tax Provision: Income tax benefit for the three months ended June 30, 2024 was approximately $0.3 million on pre-tax income of $22.7 million. Income tax expense for the six months ended June 30, 2024 was approximately $0.8 million on pre-tax income of $10.3 million. Income tax expense for the three and six months ended June 30, 2023 was approximately $0.5 million and $3.0 million on pre-tax loss of $22.1 million and $39.7 million, respectively. As of June 30, 2023, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in North America, and EMEA, mandatory R&D expense capitalization in the U.S., and foreign and state income tax rate differentials. Consistent with the prior periods, the Company continued to maintain valuation allowances in North America and EMEA
Net loss from discontinued operations: Net loss from discontinued operations decreased by 57.4% to $1.0 million for the three months ended June 30, 2024 compared to $2.2 million for the three months ended June 30, 2023 primarily due to the timing of the Asia Sale. Net loss from discontinued operations increased by 1.8% to $6.1 million for the six months ended June 30, 2024 compared to $6.0 million for the six months ended June 30, 2023 primarily due to the loss on sale of discontinued operations recognized in the second quarter of 2024 partially offset by the timing of the Asia Sale. See Note 2 Assets and Liabilities Held for Sale and Discontinued Operations of the Notes to Unaudited Condensed Consolidated Financial Statements, for further information.
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
The following table summarizes the information regarding our cash and cash equivalents and working capital (in thousands):

	June 30, 2024	December 31, 2023
Unrestricted cash and cash equivalents	$6,869	$13,822
Working capital	44,890	30,557
As of June 30, 2024, we had $44.9 million of working capital and $6.9 million in unrestricted cash and cash equivalents, which included $4.8 million in cash balances held by our international subsidiaries. As of June 30, 2024, the Company's contractual debt obligation under the EdgeCo Loan Agreements was $30.0 million. On Unaudited Condensed Consolidated Balance Sheets, the Company’s debt obligation is included in Long-Term debt net of unamortized debt discount and deferred issuance cost of $13.6 million and $0.7 million, respectively.
We continue to focus on cost management, operating efficiency and efficient discretionary spending. Management is actively taking measures to enhance profitability and liquidity, including reducing the Company’s cost structure and cash outflows, including its investment in inventory, and managing receivable balances through aggressive collection efforts and tighter customer payment terms. These plans are not completely within the Company’s control, as some actions are dependent on the Company’s lenders, vendors and customers. However, management believes that such plans are reasonably achievable and the Company will sufficiently meet its liquidity needs.
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
The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Six months ended June 30,
	2024	2023
Net cash used in operating activities from continuing operations	$(26,634)	$(29,443)
Net cash used in investing activities from continuing operations	(7,571)	1,031
Net cash provided by financing activities from continuing operations	24,130	6,485
Net cash used in discontinued operations	(1,909)	(4,724)
Sale of discontinued operations, net of cash transferred	(35)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(753)	(1,089)
Net change in cash, cash equivalents and restricted cash	$(12,772)	$(27,740)
Cash, cash equivalents and restricted cash at beginning of period	$20,909	$38,464
Cash, cash equivalents and restricted cash at end of period	$8,137	$10,724
Operating Activities
Net cash used in operating activities from continuing operations decreased by $2.8 million to $26.6 million for the six months ended June 30, 2024 from net cash used in operating activities of $29.4 million for the six months ended June 30, 2023. The decrease in cash used in operating activities was primarily due to change in net working capital and certain cost saving initiatives started by the Company in the third quarter of 2023.
Investing Activities
Net cash used in investing activities totaled $7.6 million for the six months ended June 30, 2024 and consisted primarily of cash used in the NetComm Acquisition and purchases of property and equipment. This is in comparison to net cash provided by investing activities of $1.0 million for the six months ended June 30, 2023, which consisted primarily of cash received from the sale of manufacturing equipment as part of transition to Fabrinet partially offset by cash used in purchases of property and equipment.

Financing Activities
Net cash provided by financing activities totaled $24.1 million for the six months ended June 30, 2024 and consisted primarily of net proceeds from the private placement of shares and the Second EdgeCo Loan. This is in comparison to net cash provided by financing activities of $6.5 million for the six months ended June 30, 2023, which consisted primarily of borrowing under the JPM Revolving Credit Facility.
Discontinued operations
Net cash used in discontinued operations decreased by $2.8 million to $1.9 million for the six months ended June 30, 2024 from net cash used in discontinued operations of $4.7 million for the six months ended June 30, 2023. The decrease in cash used in discontinued operations was primarily due to proceeds from short-term borrowings of discontinued operations.
Cash Management
Our primary source of liquidity comes from our cash, cash equivalents and restricted cash, which totaled $8.1 million at June 30, 2024. Our cash, cash equivalents and restricted cash as of June 30, 2024 included $4.9 million held by our international subsidiaries.
Debt Facilities
As of June 30, 2024, the Company's contractual debt obligation under the EdgeCo Loan Agreements was $30.0 million. On Unaudited Condensed Consolidated Balance Sheets, the Company’s debt obligation is included in Long-Term debt net of unamortized debt discount and deferred issuance cost of $13.6 million and $0.7 million, respectively. Refer to Note 8 Debt, in the Notes to Unaudited Condensed Consolidated Financial Statements, for more detail about our current and past debt obligations.
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
Our accounts receivable represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of June 30, 2024, one customer represented 15% of net accounts receivable. As of June 30, 2024 and December 31, 2023, net accounts receivables from customers in countries other than the United States represented 77% and 74%, respectively. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt obligations.
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
As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q/A. The evaluation was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. In the course of the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024, due to the existence of unremediated material weaknesses in internal control over financial reporting described below.
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
Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of June 30, 2024, as a result of material weaknesses in the following areas:
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

Remediation of Material Weakness in Internal Control Over Financial Reporting
Divestiture of Asia Region
Remediation action completed during the three months ending June 30, 2024, include (see above for description of the control area in remediation):
As disclosed in Form 8-K dated April 5, 2024, the Company has completed the divestiture of the Asia region business. As a result of the divestiture, aspects of the material weaknesses described above attributable to the Asia region business relating to the years ended December 31, 2022, December 31, 2023, and the quarter ended March 31, 2024, no longer impacted the Company subsequent to April 6, 2024.
Changes in Internal Control over Financial Reporting
Except for the remediation action described above, no other change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Plume
On October 10, 2022, Plume Design, Inc. (“Plume”) filed suit against DZS in the Superior Court of the State of Delaware, alleging that DZS breached a reseller contract with Plume and seeking $24.75 million in damages. The parties have completed briefing on dispositive motions, and we expect trial to be set in the first half of 2025. DZS intends to vigorously defend this lawsuit.
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

10.12
Loan Agreement, dated as of May 31, 2024, by and between EdgeCo, LLC and DZS Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 6, 2024).

10.13
Warrant Agreement, dated as of May 31, 2024, by and between EdgeCo, LLC and DZS Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 6, 2024).

10.14
Amended and Restated Registration Rights Agreement, dated as of May 31, 2024, by and between EdgeCo, LLC and DZS Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on June 6, 2024).

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

Date: September 3, 2024
	By:	/s/ Charles Daniel Vogt
	Name:	Charles Daniel Vogt
	Title:	President and Chief Executive Officer

	By:	/s/ Misty Kawecki
	Name:	Misty Kawecki
	Title:	Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian Chesnut
	Name:	Brian Chesnut
	Title:	Chief Accounting Officer
(Principal Accounting Officer)