Form 10-Q
period 2024-09-30
DZS INC.
filed 2024-11-12
CIK 1101680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
(469) 327-1531
(Registrant’s telephone number, including area code)
__________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	DZSI	OTC Markets Group, Inc.
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

As of October 31, 2024, there were 38,789,398 shares outstanding of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$4,297	$13,822
Restricted cash	1,439	1,280
Accounts receivable - trade, net of allowance for credit losses of $4,185 as of September 30, 2024 and $4,282 as of December 31, 2023	34,216	44,816
Other receivables, net of allowance for credit losses of $877 as of September 30, 2024 and 0 as of December 31, 2023	962	452
Inventories	79,087	33,113
Contract assets	598	825
Prepaid expenses and other current assets	13,625	7,685
Current assets held for sale	—	94,375
Total current assets	134,224	196,368
Property, plant and equipment, net	2,930	3,108
Right-of-use assets from operating leases	4,453	3,661
Intangible assets, net	25,840	25,065
Other assets	11,056	13,371
Non-current assets held for sale	—	7,808
Total assets	$178,503	$249,381
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$63,072	$46,003
Contract liabilities	12,105	14,945
Operating lease liabilities	2,473	2,732
Accrued and other liabilities	32,431	32,704
Current liabilities held for sale	—	69,427
Total current liabilities	110,081	165,811
Long-term debt	16,424	7,308
Contract liabilities - non-current	1,831	2,834
Operating lease liabilities - non-current	3,539	3,994
Pension liabilities	11,358	11,504
Other long-term liabilities	2,936	1,797
Non-current liabilities held for sale	—	33,574
Total liabilities	146,169	226,822
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, 72,000 shares authorized, 38,741 and 32,122 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	37	31
Preferred stock, $0.001 par value, 25,000 shares authorized and no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	—	—
Additional paid-in capital	317,291	294,863
Accumulated other comprehensive income (loss)	1,124	(8,447)
Accumulated deficit	(286,118)	(263,888)
Total stockholders’ equity	$32,334	22,559
Total liabilities and stockholders’ equity	$178,503	$249,381
See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$38,149	$22,737	$96,882	$97,727
Cost of revenue	26,924	23,774	62,605	71,579
Gross profit (loss)	11,225	(1,037)	34,277	26,148
Operating expenses:
Research and product development	10,656	8,327	25,114	27,802
Selling, marketing, general and administrative	20,386	19,562	54,414	57,945
Restructuring and other charges	266	135	510	4,881
Impairment of long-lived assets	—	—	—	499
Amortization of intangible assets	1,919	1,321	4,299	3,913
Total operating expenses	33,227	29,345	84,337	95,040
Operating loss	(22,002)	(30,382)	(50,060)	(68,892)
Interest expense, net	(2,175)	(751)	(4,793)	(2,259)
Loss on extinguishment of debt	—	(375)	—	(375)
Bargain purchase gain	—	—	41,544	—
Other income (expense), net	82	(103)	(472)	232
Loss from continuing operations before income taxes	(24,095)	(31,611)	(13,781)	(71,294)
Income tax provision (benefit)	1,551	(2,226)	2,327	730
Net loss from continuing operations	(25,646)	(29,385)	(16,108)	(72,024)
Loss from discontinued operations, net of income tax	—	(4,628)	(3,319)	(10,643)
Loss on sale of discontinued operations	—	—	(2,803)	—
Net loss from discontinued operations	—	(4,628)	(6,122)	(10,643)
Net loss	(25,646)	(34,013)	(22,230)	(82,667)

Foreign currency translation adjustments (a)	(548)	(823)	(2,343)	(3,916)
Reclassification of foreign currency translation adjustments to net income as a result of discontinued operations	—	—	12,023	—
Actuarial loss	(37)	(56)	(109)	(178)
Comprehensive loss	$(26,231)	$(34,892)	$(12,659)	$(86,761)
Net loss per share from continuing operations
Basic	$(0.67)	$(0.92)	$(0.43)	$(2.29)
Diluted	$(0.67)	$(0.92)	$(0.43)	$(2.29)
Net loss per share from discontinued operations
Basic	$—	$(0.15)	$(0.16)	$(0.34)
Diluted	$—	$(0.15)	$(0.16)	$(0.34)
Weighted average shares outstanding
Basic	38,081	31,892	37,710	31,386
Diluted	38,081	31,892	37,710	31,386
(a)Includes net gain of $0.5 million and $0.1 million on intra-entity foreign currency transactions that are of a long-term investment nature for three and nine months ended September 30, 2024. Includes net loss of $0.4 million and $0.2 million on intra-entity foreign currency transactions that are of a long-term investment nature for three and nine months ended September 30, 2023.
See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Nine months ended September 30, 2024:
Balance as of December 31, 2023	32,122	$31	$294,863	$(8,447)	$(263,888)	$22,559
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	53	—	(33)	—	—	(33)
Private placement of shares	5,435	5	9,920	—	—	9,925
Stock-based compensation	—	—	2,608	—	—	2,608
Net loss	—	—	—	—	(18,706)	(18,706)
Other comprehensive loss	—	—	—	(1,358)	—	(1,358)
Balance as of March 31, 2024	37,610	$36	$307,358	$(9,805)	$(282,594)	$14,995
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	138	—	85	—	—	85
Stock-based compensation	—	—	1,274	—	—	1,274
Issuance of warrants	—	—	6,591	—	—	6,591
Reclassification of foreign currency translation adjustments to net income as a result of discontinued operations	—	—	—	12,023	—	12,023
Net income	—	—	—	—	22,122	22,122
Other comprehensive loss	—	—	—	(509)	—	(509)
Balance as of June 30, 2024	37,748	$36	$315,308	$1,709	$(260,472)	$56,581
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	993	1	(224)	—	—	(223)
Stock-based compensation	—	—	2,207	—	—	2,207
Net loss	—	—	—	—	(25,646)	(25,646)
Other comprehensive loss	—	—	—	(585)	—	(585)
Balance as of September 30, 2024	38,741	$37	$317,291	$1,124	$(286,118)	$32,334

Nine months ended September 30, 2023:
Balance as of December 31, 2022	30,968	$30	$271,884	$(4,662)	$(128,670)	$138,582
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	134	1	(88)	—	—	(87)
Stock-based compensation	—	—	4,486	—	—	4,486
Net loss	—	—	—	—	(23,818)	(23,818)
Other comprehensive loss	—	—	—	(1,949)	—	(1,949)
Balance as of March 31, 2023	31,102	$31	$276,282	$(6,611)	$(152,488)	$117,214
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	323	—	741	—	—	741
Stock-based compensation	—	—	4,326	—	—	4,326
Net loss	—	—	—	—	(24,836)	(24,836)
Other comprehensive loss	—	—	—	(1,266)	—	(1,266)
Balance as of June 30, 2023	31,425	$31	$281,349	$(7,877)	$(177,324)	$96,179
Issuance of common stock upon vesting of restricted stock units, exercise of stock options and employee stock plan purchases, net of shares withheld for taxes	529		(913)			(913)
Stock-based compensation			3,698			3,698
Net income loss					(34,013)	(34,013)
Other comprehensive loss				(879)		(879)
Balance as of September 30, 2023	31,954	$31	$284,134	$(8,756)	$(211,337)	$64,072
See accompanying notes to unaudited condensed consolidated financial statements.

DZS INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(22,230)	$(82,667)
Loss from discontinued operations (net of income tax (benefit))	3,319	10,643
Loss on sale of discontinued operations	2,803	—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,566	5,633
Impairment of long-lived assets	—	499
Loss on extinguishment of debt	—	375
Bargain purchase gain	(41,544)	—
Amortization of deferred financing costs	1,554	234
Stock-based compensation	6,667	10,934
Provision for inventory write-down, net of recoveries	(965)	11,175
Provision for credit losses, net of recoveries	744	3,010
Provision for sales returns, net of recoveries	(855)	4,255
Provision for warranty expense, net of recoveries	20	(229)
Unrealized loss on foreign currency transactions	484	282
Loss on disposal of property, plant and equipment	—	56
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	13,254	35,236
Other receivable	(1,158)	724
Inventories	1,892	(11,624)
Contract assets	228	(183)
Prepaid expenses and other assets	(2,543)	(1,253)
Accounts payable	16,060	(19,377)
Contract liabilities	(3,496)	(8,647)
Accrued and other liabilities	(7,864)	7,225
Net cash used in operating activities from continuing operations	(28,064)	(33,699)
Net cash used in operating activities from discontinued operations	(9,807)	(7,520)
Net cash used in operating activities	(37,871)	(41,219)
Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment and other assets	—	1,829
Purchases of property, plant and equipment	(366)	(964)
Acquisition of business, net of cash acquired	(7,326)	—
Net cash provided by (used in) investing activities from continuing operations	(7,692)	865
Sale of discontinued operations, net of cash transferred	(35)	—
Net cash used in investing activities from discontinued operations	(99)	(444)
Net cash provided by (used in) investing activities	(7,826)	421
Cash flows from financing activities:
Proceeds from private placement of shares	9,925	—
Intra-group loan from discontinued operations	—	34,100
Proceeds from long-term borrowings	15,000	—
Repayments of long-term borrowings	—	(24,073)
Repayments of short-term borrowings and line of credit, net	—	(4,302)
Payments for debt issue costs	(847)	(198)
Payments of contingent consideration	—	(347)
Proceeds from exercise of stock awards and employee stock plan purchases, net of taxes	(171)	(259)
Net cash provided by financing activities from continuing operations	23,907	4,921
Net cash provided by financing activities from discontinued operations	7,997	1,651
Net cash provided by financing activities	31,904	6,572
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,380)	914
Net change in cash, cash equivalents and restricted cash	(15,173)	(33,312)
Cash, cash equivalents and restricted cash at beginning of period	20,909	38,464
Cash, cash equivalents and restricted cash at end of period	$5,736	$5,152

Reconciliation of cash, cash equivalents and restricted cash to statement of financial position
Cash and cash equivalents	$4,297	$2,332
Restricted cash	1,439	62
Cash, cash equivalents and restricted cash held for sale	—	2,758
	$5,736	$5,152

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Continuing Operations:
Interest - bank and trade facilities	$1,803	$2,370
Income taxes	$50	$235
Discontinued Operations:
Interest - bank and trade facilities	$187	$90
Interest - related party	$—	$159
Income taxes	$32	$487
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
(1) Organization and Summary of Significant Accounting Policies
(a) Description of Business
DZS Inc. (referred to, collectively with its subsidiaries, as “DZS” or the “Company”) is a developer of Networking and Connectivity systems and Cloud Edge software solutions enabling broadband everywhere. The Company provides a wide array of reliable, cost-effective access and optical networking technologies and cloud software to a diverse customer base.
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
We continue to be exposed to macroeconomic pressures in the post-COVID-19 environment, including concerns about energy costs, geopolitical issues, inflation, the availability and cost of credit, business and consumer confidence, and unemployment. We have seen improvement in our supply chain in 2024 as supply chain pricing, freight and logistics costs, product and component availability, and extended lead-times which were a challenge in prior years begin to alleviate. We expect elevated costs for components and expedite fees to further improve throughout 2024 and into 2025.
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

(e) Disaggregation of Revenue
The following table presents revenues by product technology (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Access Networking Infrastructure	$29,144	$14,693	$72,988	$70,649
Cloud Software & Services	9,005	8,044	23,894	27,078
Total	$38,149	$22,737	$96,882	$97,727
The following table present revenues by geographical concentration (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Americas	$16,944	$11,081	$44,353	$51,147
Europe, Middle East, Africa	15,001	11,155	42,148	44,116
Asia, Australia, New Zealand	6,204	501	10,381	2,464
Total	$38,149	$22,737	$96,882	$97,727
(f) Concentration of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash, accounts receivable, and contract assets. Cash, cash equivalents and restricted cash consist of financial deposits and money market accounts principally held by various domestic and international financial institutions with high credit standing. As of September 30, 2024, the Company had cash accounts in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits.
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
Activity under the Company’s allowance for expected credit losses consists of the following (in thousands):

	Nine Months Ended September 30,
	2024	2023
Balance at beginning of period	$4,282	$2,971
Charged to expense, net of recoveries	744	3,010
Foreign currency exchange impact	36	(75)
Balance at end of period	$5,062	$5,906
For the three and nine months ended September 30, 2024, no customers accounted for more than 10% of net revenue. For the three months ended September 30, 2023, two customers accounted for more than 10% of net revenue. For the nine months ended September 30, 2023, no customers accounted for more than 10% of net revenue.
As of September 30, 2024, no customer represented more than 10% of net accounts receivable. As of December 31, 2023, one customer represented 10% of net accounts receivable.
As of September 30, 2024 and December 31, 2023, net accounts receivables from customers in countries other than the United States represented 85% and 74%, respectively.

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
(j) Assets and Liabilities Held for Sale and Discontinued Operations
The Company classifies long-lived assets or disposal groups and related liabilities as held-for-sale when management having the appropriate authority, generally the Company's Board of Directors (“the Board”) or certain Executive Officers, commits to a plan of sale, the disposal group is ready for immediate sale, an active program to locate a buyer has been initiated and the sale is probable and expected to be completed within one year. Once classified as held-for-sale, disposal groups are valued at the lower of their carrying amount or fair value less estimated selling costs. Depreciation on these properties is discontinued at the time they are classified as held for sale, but operating revenues, operating expenses and interest expense continue to be recognized until the date of disposal.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the condensed consolidated financial statements. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

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
As of September 30, 2024, DNI owns approximately 23.9% of the outstanding shares of the Company's common stock.
The disposition of the operations represented a major strategic shift in the business and met the criteria of discontinued operations. The Company has classified the assets and liabilities of the Asia business as held for sale as of December 31, 2023.
Loss from discontinued operations, net of tax and the loss on the sale of discontinued operations, net of tax, of the Asia business, which is presented in total in the Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023, respectively, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$—	$26,711	$25,502	$81,882
Cost of revenue	—	23,743	21,069	66,639
Gross profit	—	2,968	4,433	15,243
Operating expenses	—	6,974	7,730	26,858
Operating loss from discontinued operations	—	(4,006)	(3,297)	(11,615)
Interest expense, net	—	(259)	(981)	(588)
Other income, net	—	916	959	1,418
Loss from discontinued operations before income taxes	—	(3,349)	(3,319)	(10,785)
Income tax provision (benefit)	—	1,279	—	(142)
Loss on sale of discontinued operations	—	—	2,803	—
Net loss from discontinued operations	$—	$(4,628)	$(6,122)	$(10,643)
For each of the three and nine months ended September 30, 2024, net revenue and cost of revenue from discontinued operations included $0.4 million and $0.3 million of related party transactions with DNI, respectively. For the three months ended September 30, 2023, net revenue and cost of revenue from discontinued operations each included $0.2 million related party transactions with DNI. For the nine months ended September 30, 2023, net revenue and cost of revenue from discontinued operations included $0.5 million and $0.4 million of related party transactions with DNI, respectively.

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
Transactions with divested entities
The Company incurred $0.6 million and $1.2 million engineering, research and development and other professional expenses related to the Transition Services Agreement and Master Engineering Services Agreement with DNS for the three and nine months ended September 30, 2024, respectively. These expense are allocated between research and product development and selling, marketing, general and administrative expenses on the unaudited condensed consolidated statement of comprehensive loss.
The Company provided various services to DNS in conjunction with the Transition Services Agreement. For the three and nine months ended September 30, 2024, the Company recorded a cross charge of $0.2 million and $0.4 million related to such services reducing its research and product development and selling, marketing, general and administrative expenses on the unaudited condensed consolidated statement of comprehensive loss.
The Company also enters in inventory purchase arrangements with DNS as part of its operating activity.
As of September 30, 2024, balances arising from transactions with DNS included $10.2 million accounts payable and $0.7 million other receivables, net of allowance for credit losses.

(3) Business Combinations
NetComm Acquisition
On June 1, 2024 (the “Closing Date”), the Company completed the acquisition of all the issued and outstanding equity of NetComm Wireless Pty Ltd and its subsidiary (collectively “NetComm”) from Casa Communications Holdings Pty Ltd (“Casa Communications”) for a combination of cash and contingent consideration (the "NetComm Acquisition"). NetComm is a leading broadband networking innovator in the 5G fixed wireless, home broadband, fiber-extension and IoT technology domains. NetComm serves communications service providers and enterprise customers in the United States, Canada, Latin America, Europe, Australia, and New Zealand and is headquartered in Sydney, Australia. The primary driver for the acquisition was to expand the Company's product portfolio and accelerate growth opportunities in foreign markets.
Pursuant to the terms of the Share Purchase Agreement with Casa Communications, all rights, titles, and interests in the shares of NetComm were acquired for approximately $8.1 million in cash in addition to contingent consideration, determined based on the revenues from existing, agreed-upon customers during the year ended December 31, 2024. The contingent consideration in this arrangement includes future cash payments of varying amounts based on the 2024 revenue thresholds achieved, starting at $72.5 million, with a maximum payout of $3.0 million. This contingent consideration was determined to be liability-classified, as it is settled solely in cash, and the fair value of the contingent consideration as of the Closing Date, approximately $0.1 million, was determined using the income approach, specifically a Monte-Carlo simulation, a Level 3 fair value approach due to the lack of relevant market activity and significant management judgment, which used the following significant assumptions: projected financial information, volatility (30.0%), discount rate (12.1%), risk-free rate (5.4%), and cost of debt (13.5%). The Company will be required to remeasure this liability to fair value quarterly with any changes in the fair value recorded in income until the final payment is made.
The acquisition was accounted for as a business combination under ASC 805, Business Combinations, with the Company identified as the acquirer. In accordance with the acquisition method of accounting, the purchase price has been assigned to the assets acquired, and the liabilities assumed, based on their estimated fair value at the acquisition date. In connection with the acquisition, the Company incurred acquisition-related costs of $0.9 million, which were expensed in the unaudited condensed consolidated statement of comprehensive loss for the nine months ended September 30, 2024.

As of September 30, 2024, the purchase price allocation for the acquisition is provisional, pending the completion of management’s review of the valuation of the acquired intangible assets, determination of the associated income tax impacts, and determination of the final bargain purchase gain.
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
At acquisition, the Company recognized a provisional bargain purchase gain of approximately $41.5 million, which was separately recorded in the unaudited condensed consolidated statement of comprehensive loss. The bargain purchase gain represents the amount by which the fair value of the net assets acquired in the acquisition exceeds the fair value of the purchase consideration. The Company determined the bargain purchase gain is appropriate as the sellers were in financial distress and the NetComm business was acquired out of bankruptcy.
Unaudited pro forma condensed combined financial information
Included in the Company’s unaudited condensed consolidated statement of comprehensive loss for the three months ended September 30, 2024, are revenue and net loss of NetComm of $12.9 million and $5.4 million, respectively. Included in the Company’s unaudited condensed consolidated statement of comprehensive loss for the nine months ended September 30, 2024, are revenue and net loss of NetComm of $17.1 million and $4.9 million, respectively, from June 1, 2024 through September 30, 2024.
The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the NetComm acquisition as if it had occurred on January 1, 2023. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the NetComm acquisition had been completed on January 1, 2023, nor does it purport to project the results of operations of the combined company in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the acquired company.

	Combined Pro Forma Results (Unaudited)
(in thousands)	Nine months ended September 30, 2024	Twelve months ended December 31, 2023
Revenue	$114,512	$213,434
Net loss	$(24,314)	$(120,262)
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
The Company classifies its contingent liability from Optelian and NetComm acquisition within Level 3 as it includes inputs not observable in the market. The Company estimates the fair value of contingent consideration as the present value of the expected contingent payments, determined using the revenue forecast for certain Optelian and NetComm products through the end of the earn-out period. Optelian earn-out period ended on December 31, 2023. NetComm earn-out period ends on December 31, 2024. The fair value of contingent liability is generally sensitive to changes in the revenue forecast during the payout period. The change in the respective fair value is included in selling, marketing, general and administrative expenses on the unaudited condensed consolidated statement of comprehensive income (loss).
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
(5) Cash, Cash Equivalents and Restricted Cash
As of September 30, 2024, and December 31, 2023, the Company's cash, cash equivalents and restricted cash consisted of financial deposits. Cash, cash equivalents and restricted cash held within the U.S. totaled $3.0 million and $13.4 million as of September 30, 2024, and December 31, 2023, respectively. Cash, cash equivalents and restricted cash held within the U.S. are held at FDIC insured depository institutions. Cash, cash equivalents and restricted cash held outside the U.S. totaled $2.7 million and $1.7 million as of September 30, 2024, and December 31, 2023, respectively. Restricted cash consisted primarily of cash collateral for letters of credit.
(6) Balance Sheet Details
Balance sheet detail as of September 30, 2024 and December 31, 2023 is as follows (in thousands):
Inventories

	September 30, 2024	December 31, 2023
Raw materials	$17,420	$18,133
Finished goods	61,667	14,980
Total inventories	$79,087	$33,113
Inventories are stated at the lower of cost or net realizable value, with cost being computed based on an adjusted standard basis, which approximates actual cost on an average or first-in, first-out basis.

The Company recorded a provision for inventory write-down of $3.1 million and an inventory write-down recovery of $1.0 million for the three and nine period ended September 30, 2024, respectively. The Company recorded a provision for inventory write-down of $7.9 million and $11.2 million for the three and nine period ended September 30, 2023, respectively.
Property, plant and equipment

	September 30, 2024	December 31, 2023
Machinery and equipment	$4,383	$3,903
Leasehold improvements	1,598	1,321
Computers and software	1,387	1,302
Furniture and fixtures	1,679	1,656
Construction in progress and other	252	13
	9,299	8,195
Less: accumulated depreciation and amortization	(6,369)	(5,087)
Total property, plant and equipment, net	$2,930	$3,108
Depreciation expense associated with property, plant and equipment for the three and nine months ended September 30, 2024 was $0.5 million and $1.3 million, respectively. Depreciation expense associated with property, plant and equipment for the three and nine months ended September 30, 2023 was $0.4 million and $1.7 million, respectively.
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

	Nine Months Ended September 30,
	2024	2023
Balance at beginning of period	$1,148	$1,401
Assumed with business acquisition	638	—
Charged to cost of revenue	20	(229)
Claims and settlements	—	(51)
Foreign currency exchange impact	(3)	(3)
Balance at end of period	$1,803	$1,369
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
The opening and closing balances of current and long-term contract assets and contract liabilities related to contracts with customers are as follows:

	Contract assets	Contract liabilities
December 31, 2023	$825	$17,779
September 30, 2024	$598	$13,936

The decrease in contract liabilities during the nine months ended September 30, 2024 was primarily due to the revenue recognition criteria being met for previously deferred revenue, partially offset by invoiced amounts that did not yet meet the revenue recognition criteria. The amount of revenue recognized in the nine months ended September 30, 2024 and 2023 that was included in the prior period contract liability balance was $11.9 million and $17.3 million, respectively. This revenue consists of services provided to customers who had been invoiced prior to the current period. We expect to recognize approximately 87% of outstanding contract liabilities as revenue over the next 12 months and the remainder thereafter.
The balance of contract cost deferred as of September 30, 2024 and December 31, 2023 was $1.2 million and $1.0 million, respectively. During the nine months ended September 30, 2024, the Company recorded $0.4 million in amortization related to contract cost deferred as of December 31, 2023. During the nine months ended September 30, 2023, the Company recorded $0.4 million in amortization related to contract cost deferred as of December 31, 2022.
(7) Goodwill and Intangible Assets
Intangible assets consisted of the following (in thousands):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$20,127	$(5,534)	$14,593
Customer backlog	5,100	(2,025)	3,075
Developed technology	10,986	(4,313)	6,673
In-process research and development	1,540	(671)	869
Tradenames	780	(150)	630
Total intangible assets, net	$38,533	$(12,693)	$25,840

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$19,090	$(3,682)	$15,408
Customer backlog	5,100	(1,374)	3,726
Developed technology	8,147	(2,839)	5,308
In-process research and development	890	(519)	371
Tradenames	300	(48)	252
Total intangible assets, net	$33,527	$(8,462)	$25,065
Amortization expense associated with intangible assets for the three and nine months ended September 30, 2024 was $1.9 million and $4.3 million, respectively. Amortization expense associated with intangible assets for the three and nine months ended September 30, 2023 was $1.3 million and $3.9 million, respectively.
The following table presents the future amortization expense of the Company’s intangible assets as of September 30, 2024 (in thousands):

Remainder of 2024	$1,737
2025	6,744
2026	4,986
2027	3,543
2028	2,513
Thereafter	6,317
Total	$25,840
As of September 30, 2024 and December 31, 2023, the Company's goodwill was fully impaired. The accumulated impairment was $13.6 million as of the end of each period presented.

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
As of September 30, 2024 , the Company's debt obligation under the EdgeCo Loan Agreements was $16.4 million net of unamortized debt discount and deferred issuance cost of $12.9 million and $0.7 million, respectively. As of December 31, 2023, the Company's debt obligation under the EdgeCo Loan Agreement was $7.3 million net of unamortized debt discount and deferred issuance cost of $7.5 million and $0.2 million, respectively.
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
(9) Employee Benefit Plans
Defined Contribution Plans
The Company maintains a 401(k) plan for its employees in the United States whereby eligible employees may contribute up to a specified percentage of their earnings, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company made discretionary contributions to the plan in 2023. For the three and nine months ended September 30, 2024, the Company recorded an expense of 0.4 million and $0.9 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded an expense of $0.2 million and $0.7 million. respectively.
The Company maintains a defined contribution plan for its employees in Australia. Under the superannuation system, the Company contributes the compulsory percentage of an employee's gross salary into the plan. For the three and nine months ended September 30, 2024, the Company recorded an expense for the plan of $0.2 million and $0.3 million, respectively.
Defined Benefit Plans
The Company sponsors defined benefit plans for its employees in Germany. Defined benefit plans provide pension benefits based on compensation and years of service. The Germany plans were frozen as of September 30, 2003 and have not been offered to new employees after that date. The Company has recorded the underfunded status as of September 30, 2024 and December 31, 2023 as a long-term liability on the unaudited condensed consolidated balance sheets. The accumulated benefit obligation for the plan in Germany was $11.4 million and $11.5 million as of September 30, 2024 and December 31, 2023, respectively. Periodic benefit costs for each of the three and nine months ended September 30, 2024 and September 30, 2023 were $0.1 million and $0.2 million, respectively.
The Company holds pension insurance contracts, with the Company as beneficiary, in the amount of $2.1 million and $2.2 million as of September 30, 2024 and December 31, 2023, respectively, related to individuals under the pension plans. The Company records these insurance contracts based on their cash surrender value at the balance sheet dates. These insurance contracts are classified as other assets on the Company’s unaudited condensed consolidated balance sheet. The Company intends to use any proceeds from these policies to fund the pension plans. However, since the Company is the beneficiary on these policies, these assets have not been designated pension plan assets.
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
For the three and nine months ended September 30, 2024, the Company incurred restructuring related costs of $0.3 million and $0.5 million, respectively. These costs primarily related to Fabrinet transition and certain maintenance and other costs associated with impaired facilities. The Company included such costs in restructuring and other charges on the unaudited condensed consolidated statement of comprehensive income (loss).
For the three and nine months ended September 30, 2023, the Company also incurred $0.1 million and $0.8 million, respectively, of expedite fees and other elevated inventory related costs, which directly related to the Fabrinet transition. These costs were included in cost of revenue on the unaudited condensed consolidated statement of comprehensive loss.
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
The following table is a reconciliation of the numerator and denominator in the basic and diluted net loss per share calculation (in thousands, except per share data) for the three and nine months ended September 30, 2024, and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(25,646)	$(34,013)	$(22,230)	$(82,667)
Loss from continuing operations	$(25,646)	$(29,385)	$(16,108)	$(72,024)
Loss from discontinued operations, net of income taxes and loss on sale of discontinued operations	$—	$(4,628)	$(6,122)	$(10,643)
Weighted average number of shares outstanding:
Basic	38,081	31,892	37,710	31,386
Dilutive effect of equity based awards and warrants	—	—	—	—
Diluted	38,081	31,892	37,710	31,386
Net loss per share - basic
Continuing operations	$(0.67)	$(0.92)	$(0.43)	$(2.29)
Discontinued operations	$—	$(0.15)	$(0.16)	$(0.34)
Net loss per share - diluted
Continuing operations	$(0.67)	$(0.92)	$(0.43)	$(2.29)
Discontinued operations	$—	$(0.15)	$(0.16)	$(0.34)

The following table sets forth potential common stock that is not included in the diluted net loss per share calculation above because their effect would be anti-dilutive for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Outstanding stock options	1,022	1,333	1,170	1,340
Unvested restricted stock units	8,308	6,373	8,118	2,023
Outstanding Warrants	12,200	—	12,200	—
(12) Leases
The Company leases certain properties and buildings (including manufacturing facilities, warehouses, and office spaces) and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists of operating leases which expire at various dates through 2032.
Assets and liabilities related to operating leases are included in the consolidated balance sheets as right-of-use assets from operating leases, operating lease liabilities - current and operating lease liabilities - non-current. The Company recognizes minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company amortizes this expense over the term of the lease beginning with the date of initial possession, which is the date the lessor makes an underlying asset available for use. For the three and nine months ended September 30, 2024, the Company recognized lease expense of $0.6 million and 1.6 million, respectively. For the three and nine months ended September 30, 2023, the Company recognized lease expense of $0.8 million and 2.3 million, respectively.
The following table presents the Company's future contractual rent obligations as of September 30, 2024 (in thousands):

Remainder of 2024	$780
2025	2,486
2026	1,759
2027	1,007
2028	697
Total operating lease payments	6,729
Less: imputed interest	(717)
Total operating lease liabilities	$6,012
(13) Commitments and Contingencies
Plume
On October 10, 2022, Plume Design, Inc. (“Plume”) filed suit against DZS in the Superior Court of the State of Delaware, alleging that DZS breached a reseller contract with Plume and seeking $24.75 million in damages. The parties have completed briefing on dispositive motions, and trial is currently set in April 2025. DZS intends to vigorously defend this lawsuit.
Class Action and Related Proceedings
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
Three potential lead plaintiffs filed applications for appointment on August 14, 2023. On September 12, 2023, the cases were consolidated under the lead case Shim v. DZS et al. The plaintiffs are seeking unspecified damages, interest, fees, costs and interest. As of November 4, 2024, the court has not yet ruled on the appointment of a lead plaintiff and the Defendants have not yet responded to any complaint. DZS intends to vigorously defend these lawsuits.
In light of the events giving rise to the restatement, DZS began cooperating, and intends to continue to cooperate, with the U.S. Securities and Exchange Commission (the “SEC”), which has informed DZS that it is investigating potential violations of the federal securities laws related to DZS.

On June 3, 2024, counsel for a shareholder of the Company sent the Company a demand for certain books and records related to events related to the Company’s June 1, 2023 Form 8-K. The demand was made pursuant to Section 220 of the Delaware General Corporation Law. While the Company does not concede the demand is proper, it has produced certain records to the shareholder. On October 15, 2024, the shareholder filed a purported derivative complaint in the United States District Court for the Eastern District of Texas. The complaint asserts claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, aiding and abetting and violations of Section 14(a) of the Exchange Act. The named defendants are Charles Vogt, Matt Bross, Joon Kyung Kim, Barbara Carbone, Choon Yul Yoo, David Schopp, Min Woo Nam, and Misty Kawecki. The Company is also named as a nominal defendant. The suit seeks relief including a determination that the suit is a proper derivative action, an award of unspecified damages, judgment directing that the company take remedial action, fees, and costs. The case is Mody v. Vogt et al.
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
(14) Income Taxes
Income tax expense for the three months ended September 30, 2024 was approximately $1.6 million on pre-tax loss of $24.1 million. Income tax expense for the nine months ended September 30, 2024 was approximately $2.3 million on pre-tax loss of $13.8 million. Income tax benefit for the three months ended September 30, 2023 was approximately $2.2 million and on pre-tax loss of $31.6 million. Income tax expense for the nine months ended September 30, 2023 was approximately $0.7 million on pre-tax loss of $71.3 million, respectively.
As of September 30, 2023, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in North America, and EMEA, mandatory R&D expense capitalization in the U.S., and foreign and state income tax rate differentials. Consistent with the prior periods, the Company continued to maintain valuation allowances in North America and EMEA
As of September 30, 2024, the total amount of unrecognized tax benefits, including interest and penalties, was $9.2 million, for which we recorded uncertain tax liability of $4.0 million during the three months ended September 30, 2024. The uncertain tax liability was included in accrued and other liabilities on the unaudited condensed consolidated balance sheets as of September 30, 2024. The unrecognized tax benefit and the related uncertain tax liability recorded during the three months ended September 30, 2024 is related to a tax audit of our Germany subsidiary's income tax returns for periods preceding the Company's acquisition of Keymile GmbH. The share purchase agreement between the Company and the Seller included an indemnification provision for any losses that result from the tax uncertainty. Accordingly, the Company recorded an indemnification asset of $4.0 million, which was included into prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets as of September 30, 2024.
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

The Company's property, plant and equipment, net of accumulated depreciation, were located in the following geographical areas (in thousands) as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
United States	$2,158	$2,838
Australia	558	—
Germany	92	144
Other	122	126
	$2,930	$3,108

(16) Subsequent Events
On October 16, 2024, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with AXON Networks Inc., a Delaware corporation ("AXON Networks"). Pursuant to the Asset Purchase Agreement, the Company agreed to sell, and AXON Networks agreed to buy, the Company’s Network Assurance and WiFi Management software portfolio (the “Network Assurance Business”), for a cash purchase price of $34.0 million (the “Network Assurance Business Purchase Price”). On October 25, 2024, the Company consummated the sale of the Network Assurance Business and received $30.0 million of the Purchase Price. The $4.0 million balance of the Network Assurance Business Purchase Price will be paid twelve months following the Closing. In conjunction with the sale of the Network Assurance Business, the Company has entered into an agreement (the “EdgeCo Letter 1”) with EdgeCo, whereby (i) at the Closing EdgeCo received $15.0 million of the Network Assurance Business Purchaser Price as pre-payments of the EdgeCo Loans, (ii) the Company assigned to EdgeCo all of its rights to the Guaranteed Payment, subject to the EdgeCo Loans being outstanding, and (iii) the Company agreed to continue to pay interest on the EdgeCo Loans, including the principal balance pre-paid in connection with the sale of the Network Assurance Business, until the prepayment penalty under the EdgeCo Loans has been paid in full.
On November 7, 2024, NetComm Wireless Pty Ltd., subsidiary of the Company, entered into a Business Sale Agreement (the “Business Sale Agreement”) with Lantronix, Inc., a Delaware corporation (“Lantronix”). Pursuant to the Business Sale Agreement, the Company has agreed to sell, and Lantronix has agreed to buy, the Company’s industrial internet of things business (the “IIoT Business”), for a cash purchase price of $6.5 million, less an amount equal to 70% of employee entitlements due to transferring employees (the “IIoT Business Purchase Price”). At the closing of the Company’s sale of the IIoT Business, the Company will receive the IIoT Business Purchase Price. The Closing under the Business Sale Agreement is subject to the satisfaction and/or waiver of certain conditions precedent, including obtain counterparty consents to certain key commercial contracts. In conjunction with the proposed sale of the IIoT Business, the Company has entered into an agreement (the “EdgeCo Letter 2”) with EdgeCo whereby (i) at the Closing EdgeCo will receive 50% of the IIoT Business Purchaser Price as pre-payments of the EdgeCo Loans, and (ii) the Company agreed to continue to pay interest on the EdgeCo Loans, including the principal balance pre-paid in connection with the sale of the IIoT Business, until the prepayment penalty under the EdgeCo Loans has been paid in full.

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
Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, as well as factors described from time to time in our future reports filed with the SEC.
OVERVIEW
We are a developer of Networking and Connectivity systems and Cloud Edge software solutions enabling broadband everywhere. We provide a wide array of reliable, cost-effective access and optical networking technologies and cloud software to a diverse customer base.
We research, develop, test, sell, manufacture and support platforms in the areas of fixed and wireless broadband access and optical and mobile transport, as discussed below. We have extensive regional development and support centers around the world to support our customer needs.
Our solutions and platforms portfolio includes products for Network Edge (Access and Optical), Connectivity, and Cloud Software solutions.
•Network Edge (Access). Our DZS Velocity portfolio offers a variety of solutions for carriers and service providers to connect residential and enterprise customers, either using high-speed fiber or leveraging their existing deployed copper networks to offer broadband services to customer premises. Once our broadband access products are deployed, the service provider can offer voice, high-definition and ultra-high-definition video, highspeed internet access and business class services to their customers. In addition, the switching and routing products we provide in this space offer a high-performance and manageable solution that bridges the gap from carrier access technologies to the core network. DZS “system-on-a-card” technology increases the velocity with which service providers can leap to multi-gigabit services at scale by enabling rapid transition from Gigabit Ethernet Passive Optical Network (“GPON”) to 10 Gigabit Symmetrical Passive Optical Network (“XGS-PON”) and 50 Gigabit Passive Optical Network (“50G PON”) in the future, and Gigabit Ethernet to 10 Gigabit Ethernet via any service port across a range of existing DZS Velocity chassis and 10 gigabit optimized stackable fixed form factor units. A wide variety of DZS Optical Line Terminal (OLT) chassis and line cards are certified compliant with the “Build America Buy America” requirements of the U.S. Broadband Equity, Access and Deployment Program.

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

•Cloud Software. Our DZS Cloud Software platform provides software capabilities specifically in the areas of network orchestration, application slicing, and automation. Via our DZS Xtreme solutions we offer a commercial, carrier-grade network-slicing enabled orchestration platform complementing our position with physical network devices supporting Open RAN (“O-RAN”) and 4G/5G networks. Communications service providers are implementing software defined networking (“SDN”) and network functions virtualization (“NFV”) architectures to reduce reliance on proprietary systems and hardware, which increase service agility, flexibility, and deployment of new network services while lowering costs. Our Expresse software solution provides a clear view of multi-vendor, multi-technology access networks for both network and service assurance while monitoring, identifying, diagnosing, and fixing network problems via an AI based recommendation engine. CloudCheck software is an advanced WiFi experience management and analytics solution that enables communications service providers to monitor, manage and optimize home WiFi networks. Expresse and CloudCheck software is part of the Company's Network Assurance and WiFi Management software portfolio, which was divested on October 25, 2024.
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
On August 8, 2024, trading of our common stock on Nasdaq was suspended and subsequently removed from listing effective October 25, 2024.

On October 16, 2024, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with AXON Networks Inc., a Delaware corporation ("AXON Networks"). Pursuant to the Asset Purchase Agreement, the Company agreed to sell, and AXON Networks agreed to buy, the Company’s Network Assurance and WiFi Management software portfolio (the “Network Assurance Business”), for a cash purchase price of $34.0 million (the “Network Assurance Business Purchase Price”). On October 25, 2024, the Company consummated the sale of the Network Assurance Business and received $30.0 million of the Purchase Price. The $4.0 million balance of the Network Assurance Business Purchase Price will be paid twelve months following the Closing. In conjunction with the sale of the Network Assurance Business, the Company has entered into an agreement (the “EdgeCo Letter 1”) with EdgeCo, whereby (i) at the Closing EdgeCo received $15.0 million of the Network Assurance Business Purchaser Price as pre-payments of the EdgeCo Loans, (ii) the Company assigned to EdgeCo all of its rights to the Guaranteed Payment, subject to the EdgeCo Loans being outstanding, and (iii) the Company agreed to continue to pay interest on the EdgeCo Loans, including the principal balance pre-paid in connection with the sale of the Network Assurance Business, until the prepayment penalty under the EdgeCo Loans has been paid in full.
On November 7, 2024, NetComm Wireless Pty Ltd., subsidiary of the Company, entered into a Business Sale Agreement (the “Business Sale Agreement”) with Lantronix, Inc., a Delaware corporation (“Lantronix”). Pursuant to the Business Sale Agreement, the Company has agreed to sell, and Lantronix has agreed to buy, the Company’s industrial internet of things business (the “IIoT Business”), for a cash purchase price of $6.5 million, less an amount equal to 70% of employee entitlements due to transferring employees (the “IIoT Business Purchase Price”). At the closing of the Company’s sale of the IIoT Business, the Company will receive the IIoT Business Purchase Price. The Closing under the Business Sale Agreement is subject to the satisfaction and/or waiver of certain conditions precedent, including obtain counterparty consents to certain key commercial contracts. In conjunction with the proposed sale of the IIoT Business, the Company has entered into an agreement (the “EdgeCo Letter 2”) with EdgeCo whereby (i) at the Closing EdgeCo will receive 50% of the IIoT Business Purchaser Price as pre-payments of the EdgeCo Loans, and (ii) the Company agreed to continue to pay interest on the EdgeCo Loans, including the principal balance pre-paid in connection with the sale of the IIoT Business, until the prepayment penalty under the EdgeCo Loans has been paid in full.
RESULTS OF OPERATIONS
The tables below presents the historical consolidated statement of comprehensive income (loss) as a percentage of revenues and period-over-period changes (dollars in thousands).

	Three months ended September 30,
	2024	% of net revenue	2023	% of net revenue	Increase (Decrease)
Net revenue	$38,149	100%	$22,737	100%	67.8%
Cost of revenue	26,924	71%	23,774	105%	13.2%
Gross profit (loss)	11,225	29%	(1,037)	(5)%	(1182.4)%
Operating expenses:
Research and product development	10,656	28%	8,327	37%	28.0%
Selling, marketing, general and administrative	20,386	53%	19,562	86%	4.2%
Restructuring and other charges	266	1%	135	—%	97.0%
Amortization of intangible assets	1,919	5%	1,321	6%	45.3%
Total operating expenses	33,227	87%	29,345	129%	13.2%
Operating loss	(22,002)	(58)%	(30,382)	(134)%	(27.6)%
Interest expense, net	(2,175)	(6)%	(751)	(3)%	189.6%
Loss on extinguishment of debt	—	—%	(375)	(2)%	(100.0)%
Other income (expense), net	82	1%	(103)	—%	(179.6)%
Loss from continuing operations before income taxes	(24,095)	(63)%	(31,611)	(139)%	(23.8)%
Income tax provision (benefit)	1,551	4%	(2,226)	(10)%	(169.7)%
Net loss from continuing operations	(25,646)	(67)%	(29,385)	(129)%	(12.7)%
Net loss from discontinued operations	—	—%	(4,628)	(20)%	(100.0)%
Net loss	$(25,646)	(67)%	$(34,013)	(150)%	(24.6)%

	Nine Months Ended September 30, 2024
	2024	% of net revenue	2023	% of net revenue	Increase (Decrease)
Net revenue	96,882	100%	97,727	100%	(0.9)%
Cost of revenue	62,605	65%	71,579	73%	(12.5)%
Gross profit	34,277	35%	26,148	27%	31.1%
Operating expenses:
Research and product development	25,114	26%	27,802	28%	(9.7)%
Selling, marketing, general and administrative	54,414	56%	57,945	59%	(6.1)%
Restructuring and other charges	510	1%	4,881	5%	(89.6)%
Impairment of long-lived assets	—	—%	499	1%	(100.0)%
Amortization of intangible assets	4,299	4%	3,913	4%	9.9%
Total operating expenses	84,337	87%	95,040	97%	(11.3)%
Operating loss	(50,060)	(52)%	(68,892)	(70)%	(27.3)%
Interest expense, net	(4,793)	(5)%	(2,259)	(2)%	112.2%
Loss on extinguishment of debt	—	—%	(375)	(1)%	(100.0)%
Bargain purchase gain	41,544	43%	—	—%	100.0%
Other income (expense), net	(472)	—%	232	—%	(303.4)%
Loss from continuing operations before income taxes	(13,781)	(14)%	(71,294)	(73)%	(80.7)%
Income tax provision	2,327	2%	730	1%	218.8%
Net loss from continuing operations	(16,108)	(17)%	(72,024)	(74)%	(77.6)%
Loss from discontinued operations, net of income tax	(3,319)	(3)%	(10,643)	(11)%	(68.8)%
Loss on sale of discontinued operations	(2,803)	(3)%	—	—%	100.0%
Net loss from discontinued operations	(6,122)	(6)%	(10,643)	(11)%	(42.5)%
Net loss	(22,230)	(23)%	(82,667)	(85)%	(73.1)%
Net Revenue
The following table presents our revenues by product technology (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
Access Networking Infrastructure	$29,144	$14,693	98.4%	$72,988	$70,649	3.3%
Cloud Software & Services	9,005	8,044	11.9%	23,894	27,078	(11.8)%
Total	$38,149	$22,737	67.8%	$96,882	$97,727	(0.9)%
Our revenue from sales of access networking infrastructure products includes Network Edge and Connectivity product solutions. Our cloud software and services revenue represents revenue from our Cloud Software solutions including DZS Xtreme, Expresse and CloudCheck software, and revenue from maintenance and other professional services associated with product shipments.

For the three months ended September 30, 2024, access networking infrastructure revenue increased by 98.4% or 14.5 million to $29.1 million from $14.7 million in the same period last year. The increase was primarily attributable to the NetComm Acquisition, which contributed $12.9 million to the net revenue for the period. For the nine months ended September 30, 2024, access networking infrastructure revenue increased by 3.3% or 2.3 million to $73.0 million from $70.6 million in the same period last year. The increase was primarily attributable to the NetComm Acquisition, which contributed $17.1 million to the net revenue for the period. The increase in cloud software and services revenue for the three months ended September 30, 2024 was primarily due to the increased product and software sales. The decrease in cloud software and services revenue for the nine months ended September 30, 2024 was primarily due to the decreased software sales.
The following table presents our revenues by geographical concentration (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
Americas	$16,944	$11,081	52.9%	$44,353	$51,147	(13.3)%
Europe, Middle East, Africa	15,001	11,155	34.5%	$42,148	$44,116	(4.5)%
Asia, Australia, New Zealand	6,204	501	1138.3%	$10,381	$2,464	321.3%
Total	$38,149	$22,737	67.8%	$96,882	$97,727	(0.9)%
Our geographic diversification reflects the combination of market demand, a strategic focus on capturing market share through new customer wins and new product introductions.
The increase in net revenue for the three months ended September 30, 2024 was primarily attributable to increased revenue in Americas, Australia and New Zealand driven by the NetComm Acquisition. The decrease in net revenue for the nine months ended September 30, 2024 was primarily attributable to lower spending levels from our major customers in EMEA and Americas.
For the three and nine months ended September 30, 2024, no customers accounted for more than 10% of net revenue. For the three months ended September 30, 2023, two customers accounted for more than 10% of net revenue. For the nine months ended September 30, 2023, no customers accounted for more than 10% of net revenue.
We anticipate that our results of operations in any given period may depend to a significant extent on sales to a small number of large customers. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.
Cost of Revenue and Gross Profit
Total cost of revenue increased by 13.2% to $26.9 million for the three months ended September 30, 2024, compared to $23.8 million for the three months ended September 30, 2023. The increase was primarily due to the increase in sales volume driven by the NetComm Acquisition partially offset by the decrease driven by the completion of the Fabrinet transition. Total cost of revenue was 70.6% of net revenue for the three months ended September 30, 2024, compared to 104.6% of net revenue for the three months ended September 30, 2023, which resulted in an increase in gross profit percentage to 29.4% for the three months ended September 30, 2024 from negative 4.6% for the three months ended September 30, 2023.
Total cost of revenue decreased by 12.5% to $62.6 million for the nine months ended September 30, 2024, compared to $71.6 million for the nine months ended September 30, 2023. The decrease was primarily driven by the completion of the Fabrinet transition. Total cost of revenue was 64.6% of net revenue for the nine months ended September 30, 2024, compared to 73.2% of net revenue for the nine months ended September 30, 2023, which resulted in an increase in gross profit percentage to 35.4% for the nine months ended September 30, 2024 from 26.8% for the nine months ended September 30, 2023.
The gross profit percentage increase was primarily due to the completion of the Fabrinet transition. For the three and nine months ended September 30, 2023, the Company incurred expedite fees and other elevated inventory related costs, which directly related to the Fabrinet transition. For the three and nine months ended September 30, 2023, the Company also recorded an inventory obsolescence reserve associated with the inventory transition to Fabrinet.

Operating Expenses
Research and Product Development Expenses: Research and product development expenses include personnel costs, outside contractor and consulting services, depreciation on lab equipment, costs of prototypes and overhead allocations.
Research and product development expenses increased by 28.0% to $10.7 million for the three months ended September 30, 2024 compared to $8.3 million for the three months ended September 30, 2023. The increase for the three months ended September 30, 2024 was primarily attributable to the NetComm Acquisition.
Research and product development expenses decreased by 9.7% to $25.1 million for the nine months ended September 30, 2024 compared to $27.8 million for the nine months ended September 30, 2023. The decrease for the nine months ended September 30, 2024 was primarily due to certain cost saving initiatives started by the Company in the third quarter of 2023 partially offset by the increase driven by the NetComm Acquisition.
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
Selling, marketing, general and administrative expenses increased by 4.2% to $20.4 million for the three months ended September 30, 2024 compared to $19.6 million for the three months ended September 30, 2023. The increase for the three months ended September 30, 2024 was primarily attributable to the NetComm Acquisition.
Selling, marketing, general and administrative expenses decreased by 6.1% to $54.4 million for the nine months ended September 30, 2024 compared to $57.9 million for the nine months ended September 30, 2023. The decrease for the nine months ended September 30, 2024 was primarily due to certain cost saving initiatives started by the Company in the third quarter of 2023 partially offset by the increase driven by the NetComm Acquisition.
Restructuring and Other Charges: Restructuring and other charges for the three and nine months ended September 30, 2024 and 2023 primarily related to the strategic decision to outsource manufacturing from the Company's Seminole, Florida facility to Fabrinet. Restructuring and other charges for the three and nine months ended September 30, 2024 decreased since the transition to Fabrinet was substantially completed in 2023. See Note 10 Restructuring and Other Charges of the Notes to Unaudited Condensed Consolidated Financial Statements, for further information.
Impairment of Long-Lived Assets: During the second quarter of 2023, the Company recorded an impairment charge of $0.5 million for the right-of use assets from operating leases in connection with vacating a part of its office space in Plano, Texas, following the reduction in administrative personnel. No impairment changes were recorded for the three and nine months ended September 30, 2024.
Interest Expense, net: Interest expense, net relates mainly to earnings from our cash and cash equivalents, interest expense associated with the debt arrangements and amortization of debt discount and debt issuance costs associated with obtaining such debt arrangements. For the three and nine months ended September 30, 2024, the Company recorded $2.2 million and $4.8 million of interest expense, net, respectively. For the three and nine months ended September 30, 2023, the Company recorded $0.8 million and $2.3 million of interest expense, net, respectively.
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
Other Income (Expense), net: Other income (expense) relates mainly to realized and unrealized foreign currency exchange gains and losses. For the three and nine months ended September 30, 2024, the Company recorded $0.1 million of other income, net and $0.5 million of other expense, net, respectively. For the three and nine months ended September 30, 2023, the Company recorded $0.1 million of other expense, net, and $0.2 million of other income, net, respectively. The change in other income (expense), net was primarily due to fluctuations in foreign currency exchange rates during the above periods.

Income Tax Provision: Income tax expense for the three months ended September 30, 2024 was approximately $1.6 million on pre-tax loss of $24.1 million. Income tax expense for the nine months ended September 30, 2024 was approximately $2.3 million on pre-tax loss of $13.8 million. Income tax benefit for the three months ended September 30, 2023 was approximately $2.2 million and on pre-tax loss of $31.6 million. Income tax expense for the nine months ended September 30, 2023 was approximately $0.7 million on pre-tax loss of $71.3 million, respectively. As of September 30, 2023, the income tax rate varied from the United States statutory income tax rate primarily due to valuation allowances in North America, and EMEA, mandatory R&D expense capitalization in the U.S., and foreign and state income tax rate differentials. Consistent with the prior periods, the Company continued to maintain valuation allowances in North America and EMEA
Net loss from discontinued operations: Net loss from discontinued operations decreased by 42.5% to $6.1 million for the nine months ended September 30, 2024 compared to $10.6 million for the nine months ended September 30, 2023 primarily due to the timing of the Asia Sale. See Note 2 Assets and Liabilities Held for Sale and Discontinued Operations of the Notes to Unaudited Condensed Consolidated Financial Statements, for further information.
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
The following table summarizes the information regarding our cash and cash equivalents and working capital (in thousands):

	September 30, 2024	December 31, 2023
Unrestricted cash and cash equivalents	$4,297	$13,822
Working capital	24,143	30,557
As of September 30, 2024, we had $24.1 million of working capital and $4.3 million in unrestricted cash and cash equivalents, which included $2.6 million in cash balances held by our international subsidiaries. As of September 30, 2024, the Company's contractual debt obligation under the EdgeCo Loan Agreements was $30.0 million. On Unaudited Condensed Consolidated Balance Sheets, the Company’s debt obligation is included in Long-Term debt net of unamortized debt discount and deferred issuance cost of $12.9 million and $0.7 million, respectively.
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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Nine months ended September 30,
	2024	2023
Net cash used in operating activities from continuing operations	$(28,064)	$(33,699)
Net cash provided by (used in) investing activities from continuing operations	(7,692)	865
Net cash provided by financing activities from continuing operations	23,907	4,921
Net cash used in discontinued operations	(1,909)	(6,313)
Sale of discontinued operations, net of cash transferred	(35)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,380)	914
Net change in cash, cash equivalents and restricted cash	$(15,173)	$(33,312)
Cash, cash equivalents and restricted cash at beginning of period	$20,909	$38,464
Cash, cash equivalents and restricted cash at end of period	$5,736	$5,152
Operating Activities
Net cash used in operating activities from continuing operations decreased by $5.6 million to $28.1 million for the nine months ended September 30, 2024 from net cash used in operating activities of $33.7 million for the nine months ended September 30, 2023. The decrease in cash used in operating activities was primarily due to change in net working capital and certain cost saving initiatives started by the Company in the third quarter of 2023.
Investing Activities
Net cash used in investing activities totaled $7.7 million for the nine months ended September 30, 2024 and consisted primarily of cash used in the NetComm Acquisition and purchases of property and equipment. This is in comparison to net cash provided by investing activities of $0.9 million for the nine months ended September 30, 2023, which consisted primarily of cash received from the sale of manufacturing equipment as part of transition to Fabrinet partially offset by cash used in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities totaled $23.9 million for the nine months ended September 30, 2024 and consisted primarily of net proceeds from the private placement of shares and the Second EdgeCo Loan. This is in comparison to net cash provided by financing activities of $4.9 million for the nine months ended September 30, 2023, which consisted primarily of borrowing from discontinued operations partially offset by the repayment of the JPM Term Loan.
Discontinued operations
Net cash used in discontinued operations decreased by $4.4 million to $1.9 million for the nine months ended September 30, 2024 from net cash used in discontinued operations of $6.3 million for the nine months ended September 30, 2023. The decrease in cash used in discontinued operations was primarily due to the timing of the Asia Sale. See Note 2 Assets and Liabilities Held for Sale and Discontinued Operations of the Notes to Unaudited Condensed Consolidated Financial Statements, for further information.
Cash Management
Our primary source of liquidity comes from our cash, cash equivalents and restricted cash, which totaled $5.7 million at September 30, 2024. Our cash, cash equivalents and restricted cash as of September 30, 2024 included $2.7 million held by our international subsidiaries.
Debt Facilities
As of September 30, 2024, the Company's contractual debt obligation under the EdgeCo Loan Agreements was $30.0 million. On Unaudited Condensed Consolidated Balance Sheets, the Company’s debt obligation is included in Long-Term debt net of unamortized debt discount and deferred issuance cost of $12.9 million and $0.7 million, respectively. Refer to Note 8 Debt, in the Notes to Unaudited Condensed Consolidated Financial Statements, for more detail about our current and past debt obligations.

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
Our accounts receivable represent a concentration of credit risk because a significant portion of the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of September 30, 2024, no customer represented more than 10% of net accounts receivable. As of December 31, 2023, one customer represented 10% of net accounts receivable. As of September 30, 2024 and December 31, 2023, net accounts receivables from customers in countries other than the United States represented 85% and 74%, respectively. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities, inventory purchase commitments and debt obligations.
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
Operating Leases
Future minimum operating lease obligations include primarily payments for our office locations and manufacturing, research and development locations, which expire at various dates through 2032. See Note 12 Leases of the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our operating leases.
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
As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. In the course of the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024, due to the existence of unremediated material weaknesses in internal control over financial reporting described below.
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
Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of September 30, 2024, as a result of material weaknesses in the following areas:
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Plume
On October 10, 2022, Plume Design, Inc. (“Plume”) filed suit against DZS in the Superior Court of the State of Delaware, alleging that DZS breached a reseller contract with Plume and seeking $24.75 million in damages. The parties have completed briefing on dispositive motions, and trial is currently set in April 2025. DZS intends to vigorously defend this lawsuit.
Class Action and Related Proceedings
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
Three potential lead plaintiffs filed applications for appointment on August 14, 2023. On September 12, 2023, the cases were consolidated under the lead case Shim v. DZS et al. The plaintiffs are seeking unspecified damages, interest, fees, costs and interest. As of November 4, 2024, the court has not yet ruled on the appointment of a lead plaintiff and the Defendants have not yet responded to any complaint. DZS intends to vigorously defend these lawsuits.
In light of the events giving rise to the restatement, DZS began cooperating, and intends to continue to cooperate, with the SEC, which has informed DZS that it is investigating potential violations of the federal securities laws related to DZS.
On June 3, 2024, counsel for a shareholder of the Company sent the Company a demand for certain books and records related to events related to the Company’s June 1, 2023 Form 8-K. The demand was made pursuant to Section 220 of the Delaware General Corporation Law. While the Company does not concede the demand is proper, it has produced certain records to the shareholder. On October 15, 2024, the shareholder filed a purported derivative complaint in the United States District Court for the Eastern District of Texas. The complaint asserts claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, aiding and abetting and violations of Section 14(a) of the Exchange Act. The named defendants are Charles Vogt, Matt Bross, Joon Kyung Kim, Barbara Carbone, Choon Yul Yoo, David Schopp, Min Woo Nam, and Misty Kawecki. The Company is also named as a nominal defendant. The suit seeks relief including a determination that the suit is a proper derivative action, an award of unspecified damages, judgment directing that the company take remedial action, fees, and costs. The case is Mody v. Vogt et al.
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

DZS INC.

Date: November 12, 2024
	By:	/s/ Charles Daniel Vogt
	Name:	Charles Daniel Vogt
	Title:	President and Chief Executive Officer

	By:	/s/ Brian Chesnut
	Name:	Brian Chesnut
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)